Form 10-Q
period 2011-03-31
NBT BANCORP INC
filed 2011-05-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.
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

Registrant’s Telephone Number, Including Area Code: (607) 337-2265

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
Yes  ☐   No  ☒

As of April 30, 2011, there were 34,440,354 shares outstanding of the Registrant’s common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended March 31, 2011

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share data)	March 31, 2011	December 31, 2010

Assets
Cash and due from banks	$84,599	$99,673
Short-term interest bearing accounts	237,347	69,119
Securities available for sale, at fair value	1,105,606	1,129,368
Securities held to maturity (fair value $91,426 and $98,759, respectively)	90,008	97,310
Trading securities	3,119	2,808
Federal Reserve and Federal Home Loan Bank stock	27,246	27,246
Loans and leases	3,626,994	3,610,006
Less allowance for loan and lease losses	69,934	71,234
Net loans and leases	3,557,060	3,538,772
Premises and equipment, net	67,109	67,404
Goodwill	114,841	114,841
Intangible assets, net	17,016	17,543
Bank owned life insurance	76,336	75,301
Other assets	97,325	99,471
Total assets	$5,477,612	$5,338,856

Liabilities
Demand (noninterest bearing)	$909,833	$911,741
Savings, NOW, and money market	2,418,748	2,291,833
Time	930,361	930,778
Total deposits	4,258,942	4,134,352
Short-term borrowings	167,461	159,434
Long-term debt	370,032	369,874
Trust preferred debentures	75,422	75,422
Other liabilities	66,679	66,202
Total liabilities	4,938,536	4,805,284

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares at March 31, 2011 and December 31, 2010; issued 38,035,539 shares at March 31, 2011 and December 31, 2010	380	380
Additional paid-in-capital	314,787	314,023
Retained earnings	307,056	299,797
Accumulated other comprehensive loss	(6,702)	(5,335)
Common stock in treasury, at cost, 3,581,272 and 3,532,732 shares at March 31, 2011 and December 31, 2010, respectively	(76,445)	(75,293)
Total stockholders’ equity	539,076	533,572
Total liabilities and stockholders’ equity	$5,477,612	$5,338,856

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Income (unaudited)	2011	2010
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$50,860	$53,692
Securities available for sale	7,904	10,046
Securities held to maturity	800	1,137
Other	493	596
Total interest, fee, and dividend income	60,057	65,471
Interest expense
Deposits	6,287	8,454
Short-term borrowings	58	124
Long-term debt	3,571	5,065
Trust preferred debentures	889	1,027
Total interest expense	10,805	14,670
Net interest income	49,252	50,801
Provision for loan and lease losses	3,965	9,243
Net interest income after provision for loan and lease losses	45,287	41,558
Noninterest income
Service charges on deposit accounts	5,072	6,130
Insurance and other financial services revenue	5,773	5,245
Trust	2,036	1,766
Net securities gains	27	28
Bank owned life insurance	1,035	981
ATM and debit card fees	2,668	2,367
Retirement plan administration fees	2,171	2,390
Other	1,344	1,434
Total noninterest income	20,126	20,341
Noninterest expense
Salaries and employee benefits	25,004	22,204
Occupancy	4,522	4,152
Equipment	2,190	2,100
Data processing and communications	2,914	3,218
Professional fees and outside services	2,066	2,284
Office supplies and postage	1,545	1,542
Amortization of intangible assets	733	781
Loan collection and other real estate owned	719	1,059
Advertising	568	667
FDIC expenses	1,496	1,553
Other	3,304	2,600
Total noninterest expense	45,061	42,160
Income before income tax expense	20,352	19,739
Income tax expense	6,045	5,763
Net income	$14,307	$13,976
Earnings per share
Basic	$0.42	$0.41
Diluted	$0.41	$0.41

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
(in thousands, except share and per share data)

Balance at December 31, 2009	$380	$311,164	$270,232	$1,163	$(77,816)	$505,123
Net income	—	—	13,976	—	—	13,976
Cash dividends - $0.20 per share	—	—	(6,883)	—	—	(6,883)
Net issuance of 37,931 shares to employee benefit plans and other stock plans, including tax benefit	—	760	(167)	—	720	1,313
Stock-based compensation	—	514	—	—	—	514
Issuance of 13,055 shares of restricted stock awards	—	(364)	—	—	364	—
Forfeiture of 2,000 shares of restricted stock	—	46	—	—	(46)	—
Other comprehensive income	—	—	—	1,433	—	1,433
Balance at March 31, 2010	$380	$312,120	$277,158	$2,596	$(76,778)	$515,476

Balance at December 31, 2010	$380	$314,023	$299,797	$(5,335)	$(75,293)	$533,572
Net income	—	—	14,307	—	—	14,307
Cash dividends - $0.20 per share	—	—	(6,913)	—	—	(6,913)
Purchase of 107,871 treasury shares	—	—	—	—	(2,369)	(2,369)
Net issuance of 38,868 shares to employee benefit plans and other stock plans, including tax benefit	—	49	(135)	—	787	701
Stock-based compensation	—	1,145	—	—	—	1,145
Issuance of 25,463 shares of restricted stock awards	—	(542)	—	—	542	—
Forfeiture of 5,000 shares of restricted stock	—	112	—	—	(112)	—
Other comprehensive loss	—	—	—	(1,367)	—	(1,367)
Balance at March 31, 2011	$380	$314,787	$307,056	$(6,702)	$(76,445)	$539,076

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2011	2010
(In thousands, except per share data)
Operating activities
Net income	$14,307	$13,976
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	3,965	9,243
Depreciation and amortization of premises and equipment	1,324	1,324
Net accretion on securities	254	152
Amortization of intangible assets	733	781
Stock based compensation	1,145	514
Bank owned life insurance income	(1,035)	(981)
Purchases of trading securities	(208)	(80)
Unrealized gains in trading securities	(103)	(103)
Deferred income tax benefit	(2,876)	(3,588)
Proceeds from sales of loans held for sale	2,043	21,789
Originations and purchases of loans held for sale	(503)	(21,277)
Net gains on sales of loans held for sale	—	(263)
Net security gains	(27)	(28)
Net gain on sales of other real estate owned	(257)	(118)
Net decrease in other assets	2,084	1,541
Net increase (decrease) in other liabilities	3,230	(3,979)
Net cash provided by operating activities	24,076	18,903
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	145,683	145,182
Proceeds from sales	—	702
Purchases	(124,835)	(160,683)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	12,576	15,400
Purchases	(4,246)	(12,578)
Net (increase) decrease in loans	(23,893)	1,539
Net decrease in Federal Reserve and FHLB stock	—	2,251
Purchases of premises and equipment	(1,029)	(1,332)
Proceeds from sales of other real estate owned	628	811
Net cash provided by (used in) investing activities	4,884	(8,708)
Financing activities
Net increase in deposits	124,590	84,133
Net increase in short-term borrowings	8,027	10,965
Repayments of long-term debt	—	(50,108)
Issuance of long-term debt	158	—
Excess tax benefit from exercise of stock options	103	809
Proceeds from the issuance of shares to employee benefit plans and other stock plans	598	504
Purchase of treasury stock	(2,369)	—
Cash dividends and payment for fractional shares	(6,913)	(6,883)
Net cash provided by financing activities	124,194	39,420
Net increase in cash and cash equivalents	153,154	49,615
Cash and cash equivalents at beginning of period	168,792	187,161
Cash and cash equivalents at end of period	$321,946	$236,776
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$10,731	$15,530
Income taxes paid, net of refunds received	1,275	3,421
Noncash investing activities:
Loans transferred to OREO	$100	$324
Increase in securities purchases in process	—	18,315

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2011	2010
(In thousands)
Net income	$14,307	$13,976
Other comprehensive (loss) income, net of tax
Unrealized net holding (losses) gains arising during the period (pre-tax amounts of ($2,651) and $2,010)	(1,600)	1,213
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $27 and $28))	(17)	(17)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $415 and $393)	250	237
Total other comprehensive (loss) income	(1,367)	1,433
Comprehensive income	$12,940	$15,409

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the upstate New York, northeastern Pennsylvania, and greater Burlington, Vermont market areas.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available carrybacks and expected future income, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at March 31, 2011 or December 31, 2010. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  Uncertain tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more than likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected long-term rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various assumptions used to compute pension expense. The Company also considers relevant indices and market interest rates in selecting an appropriate discount rate. A cash flow analysis for expected benefit payments from the plan is performed each year to assist in selecting the discount rate.  In addition, the Company reviews expected inflationary and merit increases to compensation in determining the expected rate of increase in future compensation levels.

Note 4.    Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $594.7 million at March 31, 2011 and $643.6 million at December 31, 2010.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $25.9 million at March 31, 2011 and $26.2 million at December 31, 2010. As of March 31, 2011, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $16.2 million at March 31, 2011 and $16.3 million at December 31, 2010.  As of March 31, 2011, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

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
Home Equity
Direct

Residential Real Estate Mortgages

Commercial – The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit.  Such loans are made available to businesses for working capital such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment or other assets owned by the borrower.  These loans carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable and is generally less liquid than real estate. To reduce the risk, management also attempts to secure real estate as collateral and obtain personal guarantees of the borrowers.

Commercial Real Estate – The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties.  Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and other non owner-occupied facilities.  These loans are typically less risky than commercial loans, since they are secured by real estate and buildings. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property.

Agricultural – The Company offers a variety of agricultural loans to meet the needs of our agricultural customers including term loans, time notes, and lines of credit.  These loans are made to purchase livestock, purchase and modernize equipment, and finance seasonal crop expenses.  Generally, a collateral lien is placed on the livestock, equipment, produce inventories, and/or receivables owned by the borrower.  These loans may carry a higher risk than commercial and agricultural real estate loans due to the industry price volatility, and in some cases, the perishable nature of the underlying collateral.  To reduce these risks, management may attempt to secure these loans with additional real estate collateral, obtain personal guarantees of the borrowers, or obtain government loan guarantees to provide further support.

Agricultural Real Estate – The Company offers real estate loans to our agricultural customers to finance farm related real estate purchases, refinancings, expansions, and improvements to agricultural properties such as barns, production facilities, and land.  The agricultural real estate loans are secured by first liens on the farm real estate.  Because they are secured by land and buildings, these loans may be less risky than agricultural loans.  The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows.  These loans are typically originated in amounts of no more than 75% of the appraised value of the property.  Government loan guarantees may be obtained to provide further support.

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

Indirect – The Company maintains relationships with many dealers primarily in the communities that we serve.  Through these relationships, the company finances the purchases of automobiles and recreational vehicles (such as campers, boats, etc.) indirectly through dealer relationships.  Approximately 69% of the indirect relationships represent automobile financing.  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed.

Home Equity – The Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Consumers are able to borrower up to 85% of the equity in their homes.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second [junior] lien position on one-to-four-family residential real estate).  These loans carry a higher risk than first mortgage residential loans as they are in a second position with respect to collateral.  Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower’s financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Direct – The Company offers a variety of consumer installment loans to finance vehicle purchases, mobile home purchases and personal expenditures.  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to ten years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed or a customer’s deposit account. In addition to installment loans, the Company also offers personal lines of credit and overdraft protection.  A minimal amount of loans are unsecured, which carry a higher risk of loss.

Residential Real Estate – Residential real estate loans consist primarily of loans secured by first or second deeds of trust on primary residences.  We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage.  These loans are collateralized by owner-occupied properties located in the Company’s market area. When market conditions are favorable, for longer term, fixed-rate residential mortgages without escrow, the Company retains the servicing, but sells the right to receive principal and interest to Freddie Mac.   This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance.  Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period.

Allowance for Loan and Lease Loss Calculation
Management considers the accounting policy related to the allowance for loan and lease losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated results of operations.

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

After a thorough consideration of the factors discussed above, any required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The following table illustrates the changes in the allowance for loan and lease losses by portfolio segment for the three months ended March 31, 2011 and March 31, 2010:

Allowance for Loan and Lease Losses
(in thousands)

		Consumer	Residential
	Commercial	Loans and	Real Estate
	Loans	Leases	Mortgages	Unallocated	Total
Balance as of January 1, 2011	$40,101	$26,126	$4,627	$380	$71,234
Charge-offs	(2,870)	(3,294)	(99)	—	(6,263)
Recoveries	420	577	1	—	998
Provision	286	2,810	809	60	3,965
Ending Balance as of March 31, 2011	$37,937	$26,219	$5,338	$440	$69,934

Balance as of January 1, 2010	$36,598	$26,664	$3,002	$286	$66,550
Charge-offs	(2,830)	(3,942)	(112)	—	(6,884)
Recoveries	525	710	6	—	1,241
Provision	6,956	2,377	(58)	(32)	9,243
Ending Balance as of March 31, 2010	$41,249	$25,809	$2,838	$254	$70,150

The following tables illustrate the allowance for loan and lease losses and the recorded investment by portfolio segment as of March 31, 2011 and December 31, 2010:

Allowance for Loan and Lease Losses and Recorded Investment in Loans and Leases
(in thousands)

		Consumer	Residential
	Commercial	Loans and	Real Estate
	Loans	Leases	Mortgages	Unallocated	Total
As of March 31, 2011

Allowance loan and lease losses	$37,937	$26,219	$5,338	$440	$69,934

Allowance for loans and leases individually evaluated for impairment	$1,815	$—	$—		$1,815

Allowance for loans and leases collectively evaluated for impairment	$36,122	$26,219	$5,338	$440	$68,119

Ending balance of loans and leases	$1,605,394	$1,459,817	$561,783		$3,626,994

Ending balance of loans and leases individually evaluated for impairment	$11,157	$—	$—		$11,157

Ending balance of loans and leases collectively evaluated for impairment	$1,594,237	$1,459,817	$561,783		$3,615,837

		Consumer	Residential
	Commercial	Loans and	Real Estate
	Loans	Leases	Mortgages	Unallocated	Total
As of December 31, 2010

Allowance loan and lease losses	$40,101	$26,126	$4,627	$380	$71,234

Allowance for loans and leases individually evaluated for impairment	$2,211	$—	$—		$2,211

Allowance for loans and leases collectively evaluated for impairment	$37,890	$26,126	$4,627	$380	$69,023

Ending balance of loans and leases	$1,580,371	$1,481,241	$548,394		$3,610,006

Ending balance of loans and leases individually evaluated for impairment	$11,419	$—	$—		$11,419

Ending balance of loans and leases collectively evaluated for impairment	$1,568,952	$1,481,241	$548,394		$3,598,587

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

The following table illustrates the Company’s nonaccrual loans by loan class:

Loans and Leases on Nonaccrual Status

(In thousands)	March 31, 2011	December 31, 2010
Commercial Loans
Commercial	$4,344	$5,837
Commercial Real Estate	7,180	5,687
Agricultural	4,002	4,065
Agricultural Real Estate	2,313	2,429
Small Business	7,987	7,033
	25,826	25,051

Consumer Loans and Leases
Indirect	2,131	1,971
Home Equity	8,936	6,395
Direct	389	399
	11,456	8,765

Residential Real Estate Mortgages	9,409	8,651

Total Nonaccrual	$46,691	$42,467

The following tables set forth information with regard to past due and nonperforming loans by loan class as of March 31, 2011 and December 31, 2010:

Age Analysis of Past Due Loans and Leases
As of March 31, 2011
(in thousands)

			Greater Than				Recorded
	31-60 Days	61-90 Days	91 Days	Total			Total
	Past Due	Past Due	Past Due	Past Due			Loans and
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Leases
Commercial Loans
Commercial	$290	$—	$—	$290	$4,344	$485,031	$489,665
Commercial
Real Estate	1,708	27	395	2,130	7,180	743,864	753,174
Agricultural	—	—	—	—	4,002	62,196	66,198
Agricultural
Real Estate	617	—	—	617	2,313	31,916	34,846
Small Business	3,167	869	—	4,036	7,987	249,488	261,511
	5,782	896	395	7,073	25,826	1,572,495	1,605,394

Consumer Loans and Leases
Indirect	6,629	1,431	1,003	9,063	2,131	814,758	825,952
Home Equity	3,145	968	501	4,614	8,936	544,980	558,530
Direct	719	223	89	1,031	389	73,915	75,335
	10,493	2,622	1,593	14,708	11,456	1,433,653	1,459,817

Residential Real Estate Mortgages	1,754	294	19	2,067	9,409	550,307	561,783
	$18,029	$3,812	$2,007	$23,848	$46,691	$3,556,455	$3,626,994

Age Analysis of Past Due Loans and Leases
As of December 31, 2010
(in thousands)

			Greater Than				Recorded
	31-60 Days	61-90 Days	91 Days	Total			Total
	Past Due	Past Due	Past Due	Past Due			Loans and
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Leases
Commercial
Commercial	$136	$55	$94	$285	$5,837	$461,633	$467,755
Commercial
Real Estate	1,263	—	—	1,263	5,687	730,285	737,235
Agricultural	63	92	—	155	4,065	63,336	67,556
Agricultural
Real Estate	108	—	—	108	2,429	33,400	35,937
Small Business	2,570	1,183	—	3,753	7,033	261,102	271,888
	4,140	1,330	94	5,564	25,051	1,549,756	1,580,371

Consumer
Indirect	9,307	2,193	862	12,362	1,971	814,594	828,927
Home Equity	5,740	1,756	396	7,892	6,395	561,391	575,678
Direct	927	158	54	1,139	399	75,098	76,636
	15,974	4,107	1,312	21,393	8,765	1,451,083	1,481,241

Residential Real Estate Mortgages	3,002	126	919	4,047	8,651	535,696	548,394
	$23,116	$5,563	$2,325	$31,004	$42,467	$3,536,535	$3,610,006

There were no material commitments to extend further credit to borrowers with nonperforming loans. Within nonaccrual loans, there are approximately $3.4 million of troubled debt restructured loans at March 31, 2011.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, and agricultural real estate loans were $17.2 million at March 31, 2011 and December 31,2010.

The methodology used to establish the allowance for loan and lease losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified loans with outstanding balances of $500 thousand or more are evaluated for impairment through the Company’s quarterly status review process. For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  At March 31, 2011, $6.0 million of the total impaired loans had a specific reserve allocation of $1.8 million compared to $5.7 million of impaired loans at December 31, 2010 which had a specific reserve allocation of $2.2 million.

The following table provides additional information on impaired loans and specific reserve allocations as of March 31, 2011 and December 31, 2010:

Impaired Loans
	March 31, 2011			December 31, 2010
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
With no related allowance recorded:
Commercial Loans
Commercial	$2,459	$4,197		$1,794	$2,145
Commercial Real Estate	3,551	4,412		3,787	4,467
Agricultural	2,665	3,131		2,657	3,145
Agricultural Real Estate	1,265	1,376		1,283	1,382
Small Business	1,281	1,608		1,982	2,334
	11,221	14,724		11,503	13,473

With an allowance recorded:
Commercial Loans
Commercial	$1,877	$2,806	$628	$3,925	$4,962	$1,907
Commercial Real Estate	2,423	2,423	1,020	—	—	—
Agricultural	1,596	1,886	150	1,671	1,918	281
Agricultural Real Estate	72	78	17	73	78	23
	5,968	7,193	1,815	5,669	6,958	2,211

Total:	$17,189	$21,917	$1,815	$17,172	$20,431	$2,211

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the three months ended March 31, 2011 and March 31, 2010:

Impaired Loans

	For the three months ended
	March 31, 2011			March 31, 2010
	Average	Interest Income		Average	Interest Income
	Recorded	Recognized		Recorded	Recognized
(in thousands)	Investment	Total	Cash	Investment	Total	Cash
With no related allowance recorded:
Commercial Loans
Commercial	$2,732	$47	$47	$1,871	$5	$5
Commercial Real Estate	3,763	21	21	4,169	9	9
Agricultural	2,709	27	27	2,593	12	12
Agricultural Real Estate	1,271	17	17	1,969	29	29
Small Business	1,400	13	13	653	1	1
	$11,875	$125	$125	$11,255	$56	$56

With an allowance recorded:
Commercial Loans
Commercial	$1,893	$30	$30	$2,656	$1	$1
Commercial Real Estate	1,147	-	-	1,840	-	-
Agricultural	1,621	-	-	1,924	12	12
Agricultural Real Estate	72	5	5	78	29	29
	4,733	35	35	6,498	42	42

Total:	$16,608	$160	$160	$17,753	$98	$98

There has been significant disruption and volatility in the financial and capital markets since the second half of 2008.  Turmoil in the mortgage industry adversely impacted both domestic and global economies and led to a significant credit and liquidity crisis in many domestic markets.  These conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued).  The disruption was exacerbated by the decline of the real estate and housing market.  However, in the markets in which the Company does business, the disruption has been somewhat delayed and less significant than in the national market.  For example, our real estate market has not suffered the extreme declines seen nationally and our unemployment rate, while notably higher than in prior periods, is still below the national average.

While we continue to adhere to prudent underwriting standards, as a lender we may be adversely impacted by general economic weaknesses and, in particular, a sharp downturn in the housing market nationally.  Decreases in real estate values could adversely affect the value of property used as collateral for our loans.  Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings.  An adverse impact on loan delinquencies would decrease our net interest income and adversely impact our loan loss experience, causing increases in our provision and allowance for loan and lease losses.

The Company has developed an internal loan grading system to evaluate and quantify the Bank’s loan portfolio with respect to quality and risk.  The system focuses on, among other things, financial strength of borrowers, experience and depth of management, primary and secondary sources of repayment, payment history, nature of the business, and outlook on particular industries.  The internal grading system enables the Company to monitor the quality of the entire loan portfolio on a continuous basis and provide management with an early warning system, enabling recognition and response to problem loans and potential problem loans.

Commercial Grading System

For commercial and agricultural loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available.  This would include comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy, and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment, and management.  The grading system for commercial and agricultural loans is as follows:

●	4 – Doubtful

A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as a loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral, and refinancing. Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Because of high probability of loss, nonaccrual treatment is required for doubtful assets.

●	3 – Substandard

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

●	2 – Special Mention

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

●	1 – Pass

Loans graded as Pass encompass all loans not graded as Doubtful, Substandard, or Special Mention.  Pass loans are in compliance with loan covenants, and payments are generally made as agreed.  Pass loans range from superior quality to fair quality.

Small Business Grading System

Small Business loans are graded as either Classified or Non-classified:

●	Classified

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

●	Non-classified

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

The following tables illustrate the Company’s credit quality by loan class as of March 31, 2011 and December 31, 2010:

Credit Quality Indicators
As of March 31, 2011

Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
1 - Pass	$458,161	$665,120	$57,584	$29,316	$1,210,181
2 - Special Mention	7,200	38,843	457	538	47,038
3 - Substandard	23,185	47,938	8,067	4,992	84,182
4 - Doubtful	1,119	1,273	90	—	2,482
Total	$489,665	$753,174	$66,198	$34,846	$1,343,883

Commercial Credit Exposure By Internally Assigned Grade:	Small Business				Total
Non-classified	$240,039				$240,039
Classified	21,472				21,472
Total	$261,511				$261,511

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$822,818	$549,093	$74,857		$1,446,768
Nonperforming	3,134	9,437	478		13,049
Total	$825,952	$558,530	$75,335		$1,459,817

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$552,355				$552,355
Nonperforming	9,428				9,428
Total	$561,783				$561,783

Credit Quality Indicators
As of December 31, 2010

Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
1 - Pass	$441,030	$654,974	$61,195	$30,483	$1,188,486
2 - Special Mention	4,830	35,461	660	936	41,887
3 - Substandard	21,091	46,800	5,606	4,518	78,015
4 - Doubtful	804	—	95	—	95
Total	$467,755	$737,235	$67,556	$35,937	$1,308,483

Commercial Credit Exposure By Internally Assigned Grade:	Small Business				Total
Non-classified	$253,120				$253,120
Classified	18,768				18,768
Total	$271,888				$271,888

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$826,094	$568,887	$76,183		$1,471,164
Nonperforming	2,833	6,791	453		10,077
Total	$828,927	$575,678	$76,636		$1,481,241

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$538,824				$538,824
Nonperforming	9,570				9,570
Total	$548,394				$548,394

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended March 31,	2011	2010
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	34,335	34,230
Net income available to common shareholders	14,307	13,976
Basic EPS	$0.42	$0.41

Diluted EPS:
Weighted average common shares outstanding	34,335	34,230
Dilutive effect of common stock options and restricted stock	315	195
Weighted average common shares and common share equivalents	34,650	34,425
Net income available to common shareholders	14,307	13,976
Diluted EPS	$0.41	$0.41

There were 829,652 stock options for the quarter ended March 31, 2011 and 1,464,626 stock options for the quarter ended March 31, 2010 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 6.     Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at March 31, 2011.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of expense for Pension Benefits and Other Benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
Components of net periodic benefit cost:	2011	2010	2011	2010
Service cost	$667	$462	$5	$5
Interest cost	873	871	57	53
Expected return on plan assets	(1,914)	(1,777)	—	—
Net amortization	406	401	9	(8)
Total cost (benefit)	$32	$(43)	$71	$50

The Company is not required to make contributions to the plans in 2011, and did not do so during the three months ended March 31, 2011.  The Company recorded approximately $0.3 million and $0.2 million, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Income during the three months ended March 31, 2011 and 2010, respectively.

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

As of March 31, 2011, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Trust Preferred Debt Owed To Trust	Final Maturity date
CNBF Capital Trust I	June 1999	18,000	3-month LIBOR plus 2.75%	$18,720	August 2029

NBT Statutory Trust I	November 2005	5,000	3-month LIBOR plus 1.40%	5,155	December 2035

NBT Statutory Trust II	February 2006	50,000	3-month LIBOR plus 1.40%	51,547	March 2036

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

For the three months ended March 31, 2011, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
Assets:
Securities Available for Sale:
U.S. Treasury	$80,963	$—	$—	$80,963
Federal Agency	—	287,860	—	287,860
State & municipal	—	114,693	—	114,693
Mortgage-backed	—	281,509	—	281,509
Collateralized mortgage obligations	—	310,007	—	310,007
Corporate	—	20,376	—	20,376
Other securities	8,174	2,024	—	10,198
Total Securities Available for Sale	$89,137	$1,016,469	$—	$1,105,606

Trading Securities	3,119	—	—	3,119
Total	$92,256	$1,016,469	$—	$1,108,725

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets:
Securities Available for Sale:
U.S. Treasury	$91,280	$—	$—	$91,280
Federal Agency	—	349,750	—	349,750
State & municipal	—	114,937	—	114,937
Mortgage-backed	—	244,808	—	244,808
Collateralized mortgage obligations	—	297,888	—	297,888
Corporate	—	20,489	—	20,489
Other securities	8,190	2,026	—	10,216
Total Securities Available for Sale	$99,470	$1,029,898	$—	$1,129,368

Trading Securities	2,808	—	—	2,808
Total	$102,278	$1,029,898	$—	$1,132,176

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

U.S. GAAP require disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, lease residuals, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the three month period ended March 31, 2011 was related to impaired loans.  During the three month period ended March 31, 2011, the Company established specific reserves on impaired loans of approximately $1.0 million, which were included in the provision for loan and lease losses for the respective period.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$321,946	$321,946	$168,792	$168,792
Securities available for sale	1,105,606	1,105,606	1,129,368	1,129,368
Securities held to maturity	90,008	91,426	97,310	98,759
Trading securities	3,119	3,119	2,808	2,808
Loans (1)	3,626,994	3,635,360	3,610,006	3,626,603
Less allowance for loan losses	69,934	—	71,234	—
Net loans	3,557,060	3,635,360	3,538,772	3,626,603
Accrued interest receivable	18,554	18,554	19,130	19,130
Financial liabilities
Savings, NOW, and money market	$2,418,748	$2,418,748	$2,291,833	$2,291,833
Time deposits	930,361	942,271	930,778	943,988
Noninterest bearing	909,833	909,833	911,741	911,741
Short-term borrowings	167,461	167,461	159,434	159,434
Long-term debt	370,032	420,826	369,874	423,350
Accrued interest payable	4,430	4,430	4,356	4,356
Trust preferred debentures	75,422	75,422	75,422	71,148

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

Note 9.  Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
March 31, 2011
U.S. Treasury	$81,254	$322	$613	$80,963
Federal Agency	289,847	1,264	3,251	287,860
State & municipal	112,884	2,204	395	114,693
Mortgage-backed	271,433	11,219	1,143	281,509
Collateralized mortgage obligations	306,721	5,262	1,976	310,007
Corporate	20,003	373	—	20,376
Other securities	8,065	2,138	5	10,198
Total securities available for sale	$1,090,207	$22,782	$7,383	$1,105,606
December 31, 2010
U.S. Treasury	$91,338	$424	$482	$91,280
Federal Agency	350,641	1,905	2,796	349,750
State & municipal	113,821	1,771	655	114,937
Mortgage-backed	233,861	11,666	719	244,808
Collateralized mortgage obligations	293,565	6,574	2,251	297,888
Corporate	20,005	484	—	20,489
Other securities	8,059	2,162	5	10,216
Total securities available for sale	$1,111,290	$24,986	$6,908	$1,129,368

In the available for sale category at March 31, 2011, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $247.6 million and a fair value of $255.8 million and US Government Agency securities with an amortized cost of $23.9 million and a fair value of $25.7 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $227.7 million and a fair value of $228.3 million and US Government Agency securities with an amortized cost of $79.0 million and a fair value of $81.7 million.

In the available for sale category at December 31, 2010, federal agency securities were comprised of GSE securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $208.9 million and a fair value of $217.9 million and US Government Agency securities with an amortized cost of $25.0 million and a fair value of $26.9 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $206.0 million and a fair value of $207.0 million and US Government Agency securities with an amortized cost of $87.6 million and a fair value of $90.8 million.

Others securities primarily represent marketable equity securities.

There were no sales of securities available for sale during the three months ended March 31, 2011.  Proceeds from the sales of securities available for sale totaled $0.7 million during the three month period ending March 31, 2010.  Gains on these sales were negligible for the three months ended March 31, 2010.

Securities available for sale with amortized costs totaling $1.0 billion at March 31, 2011 and $0.9 billion at December 31, 2010, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at March 31, 2011 and December 31, 2010, securities available for sale with an amortized cost of $201.9 million and $187.7 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
March 31, 2011
Mortgage-backed	$1,650	$194	$—	$1,844
State & municipal	88,358	1,225	1	89,582
Total securities held to maturity	$90,008	$1,419	$1	$91,426
December 31, 2010
Mortgage-backed	$1,719	$200	$—	$1,919
State & municipal	95,591	1,249	—	96,840
Total securities held to maturity	$97,310	$1,449	$—	$98,759

The following table sets forth information with regard to investment securities with unrealized losses at March 31, 2011 and December 31, 2010:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

March 31, 2011
U.S. Treasury	$40,534	$(613)	4	$—	$—	—	$40,534	$(613)	4
Federal agency	156,548	(3,251)	13	—	—	—	156,548	(3,251)	13
State & municipal	9,884	(86)	14	8,165	(309)	28	18,049	(395)	42
Mortgage-backed	87,731	(1,143)	7	—	—	—	87,731	(1,143)	7
Collateralized mortgage obligations	100,772	(1,976)	6	—	—	—	100,772	(1,976)	6
Other securities	95	(5)	1	—	—	—	95	(5)	1
Total securities with unrealized losses	$395,564	$(7,074)	45	$8,165	$(309)	28	$403,729	$(7,383)	73

December 31, 2010
U.S. Treasury	$40,741	$(482)	4	$—	$—	—	$40,741	$(482)	4
Federal agency	147,012	(2,796)	12	—	—	—	147,012	(2,796)	12
State & municipal	22,273	(317)	31	7,533	(338)	19	29,806	(655)	50
Mortgage-backed	44,340	(719)	3	—	—	—	44,340	(719)	3
Collateralized mortgage obligations	72,595	(2,251)	3	—	—	—	72,595	(2,251)	3
Other securities	95	(5)	1	—	—	—	95	(5)	1
Total securities with unrealized losses	$327,056	$(6,570)	54	$7,533	$(338)	19	$334,589	$(6,908)	73

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of March 31, 2011, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of March 31, 2011, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at March 31, 2011:

(In thousands)	Amortized cost	Estimated fair value

Debt securities classified as available for sale
Within one year	$31,426	$31,884
From one to five years	355,588	353,904
From five to ten years	221,170	229,776
After ten years	473,958	479,844
	$1,082,142	$1,095,408

Debt securities classified as held to maturity
Within one year	$38,196	$38,236
From one to five years	38,360	39,403
From five to ten years	9,432	9,573
After ten years	4,020	4,214
	$90,008	$91,426

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2011.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for an understanding of the following discussion and analysis.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results of the full year ending December 31, 2011 or any future period.

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

Management of the Company considers the accounting policy relating to other-than-temporary impairment to be a critical accounting policy.  Management systematically evaluates certain assets for other-than-temporary declines in fair value, primarily investment securities.  Management considers historical values and current market conditions as a part of the assessment.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company’s results for the first three months of 2011:

●
Net income for the three months ended March 31, 2011 was $14.3 million, up $0.3 million, or 2.4%, from the three months ended March 31, 2010.  Net income per diluted share for the three months ended March 31, 2011 was $0.41 per share, equal to the three months ended March 31, 2010.

●	Net interest margin (on a fully taxable equivalent basis (“FTE”)) was 4.11% for the three months ended March 31, 2011 as compared to 4.21% for the same period in 2010.

●	Capital ratios showed significant increases from December 31, 2010 to March 31, 2011:

o	Tier 1 Leverage ratio increased from 9.16% to 9.40%

o	Tier 1 Capital ratio increased from 12.44% to 12.76%

o	Total Risk-Based Capital Ratio increased from 13.70% to 14.02%

●	Past due loans as a percentage of total loans improved to 0.66% at March 31, 2011, as compared with 0.86% at December 31, 2010.

●	Net charge-offs for the three months ended March 31, 2011 were $5.3 million, down from $5.6 million for the same period in 2010.

●	The provision for loan and lease losses was $4.0 million for the three months ended March 31, 2011, down from $9.2 million for the same period in 2010.

●	Annualized return on average assets was 1.08% for the three months ended March 31, 2011, up from 1.03% for the three months ended March 31, 2010.

●
Noninterest income decreased slightly from $20.3 million for the three months ended March 31, 2010 to $20.1 million for the three months ended March 31, 2011.  Service charges on deposit accounts were down $1.1 million, or 17.3%, for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010 as a result of the effects of implementing new regulations regarding overdraft fees in the third quarter of 2010.  This decrease was offset by increases in insurance and other financial services revenue, trust income, and ATM and debit card fees.

●
The Company continues to make strategic investments into new markets in an effort to position itself for future growth.  In the first quarter of 2011, the Company opened an office in Williston, VT with plans for additional expansion.

The following table depicts several annualized measurements of performance using U.S. GAAP net income that management reviews in analyzing the Company’s performance. Returns on average assets and average equity measure how effectively an entity utilizes its total resources and capital, respectively. Net interest margin, which is the net federal taxable equivalent (FTE) interest income divided by average earning assets, is a measure of an entity’s ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.

For the three months ended March 31	2011	2010
Return on average assets (ROAA)	1.08%	1.03%
Return on average equity (ROAE)	10.78%	11.05%
Net Interest Margin	4.11%	4.21%

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

FTE net interest income decreased $1.8 million, or 3.5%, during the three months ended March 31, 2011, compared to the same period of 2010.  The decrease in FTE net interest income resulted primarily from a decrease in the yield on interest earning assets of 40 bp to 4.99% for the three months ended March 31, 2011 from 5.39% for the same period in 2010.  This decrease was partially offset by a decrease of 31 bp on the rate paid on interest bearing liabilities for the three months ended March 31, 2011 period as compared to the same period in 2010. The interest rate spread decreased 9 bp during the three months ended March 31, 2011 compared to the same period in 2010.  The net interest margin decreased by 10 bp to 4.11% for the three months ended March 31, 2011, compared with 4.21% for the same period in 2010.

For the quarter ended March 31, 2011, total interest income decreased $5.7 million, or 8.5%, from the same period in 2010 primarily as a result of the decrease in the yield earned on earning assets.  The yield on securities available for sale decreased 88 bp to 3.14% for the three months ended March 31, 2011 from 4.02% for the three months ended March 31, 2010.  This decrease was due to the decreasing rate environment from March 31, 2010 to March 31, 2011 resulting in reinvestment of cash flows from maturing securities into lower yielding securities.  In addition, the yield on loans and leases decreased 27 bp to 5.73% for the three months ended March 31, 2011 from 6.00% for the three months ended March 31, 2010.  Average interest earning assets decreased approximately $66.4 million, or 1.3%, for the three months ended March 31, 2011 as compared to the same period in 2010 which also contributed to the decrease in total interest income.

For the three months ended March 31, 2011, total interest expense decreased $3.9 million, or 26.3%, from the three months ended March 31, 2010.  This decrease was due in large part to a decrease in average interest bearing liabilities of $246.5 million, or 6.0%, for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010.  The lower average balance was due primarily to a decrease in average long-term debt for the three months ended March 31, 2011 as the Company paid down long term borrowings in addition to lower total average interest bearing deposits, which decreased $86.3 million, or 2.6%, for the three months ended March 31, 2011 when compared to the same period in 2010.

The aforementioned decrease in total interest expense was also due to the decrease in the rate paid on average interest bearing liabilities from 1.44% for the three months ended March 31, 2010 to 1.13% for the three months ended March 31, 2011.  The rate paid on average interest bearing deposits decreased 24 bp from 1.02% for the three months ended March 31, 2010 to 0.78% for the same period in 2011.  The rate paid on average time deposits decreased from 2.19% for the three months ended March 31, 2010 to 1.90% for the three months ended March 31, 2011.  The rate paid on average money market deposit accounts decreased from 0.70% for the three months ended March 31, 2010 to 0.42% for the three months ended March 31, 2011.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Total average borrowings, including trust preferred debentures, decreased $160.2 million, or 21.1%, for the three months ended March 31, 2011 compared with the same period in 2010, primarily due to the aforementioned pay down of long term borrowings.  Given the funds sold position, the Company elected to prepay FHLB borrowings during 2009 and 2010.  The rate paid on long-term debt increased slightly to 3.91% for the three months ended March 31, 2011 as compared to 3.90% for the three months ended March 31, 2010.  As a result of the decrease in the average balance, interest paid on long-term debt decreased $1.5 million, or 29.5%, for the three months ended March 31, 2011 as compared to the same period in 2010.

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

Three Months ended March 31,
		2011			2010
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$141,309	$69	0.20%	$124,018	$67	0.22%
Securities available for sale (1)(excluding unrealized gains or losses)	1,098,042	8,501	3.14%	1,088,604	10,781	4.02%
Securities held to maturity (1)	94,098	1,202	5.18%	155,800	1,714	4.46%
Investment in FRB and FHLB Banks	27,246	425	6.33%	34,728	529	6.17%
Loans and leases (2)	3,616,191	51,092	5.73%	3,640,137	53,880	6.00%
Total interest earning assets	$4,976,886	$61,289	4.99%	$5,043,287	$66,971	5.39%
Other assets	420,171			446,257
Total assets	$5,397,057			$5,489,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Money market deposit accounts	$1,085,882	1,116	0.42%	$1,093,986	$1,896	0.70%
NOW deposit accounts	698,141	635	0.37%	722,179	822	0.46%
Savings deposits	574,370	165	0.12%	532,677	193	0.15%
Time deposits	931,532	4,371	1.90%	1,027,343	5,543	2.19%
Total interest bearing deposits	$3,289,925	$6,287	0.78%	$3,376,185	$8,454	1.02%
Short-term borrowings	153,374	58	0.15%	157,255	124	0.32%
Trust preferred debentures	75,422	889	4.78%	75,422	1,027	5.52%
Long-term debt	369,979	3,571	3.91%	526,326	5,065	3.90%
Total interest bearing liabilities	$3,888,700	$10,805	1.13%	$4,135,188	$14,670	1.44%
Demand deposits	904,748			759,533
Other liabilities	65,398			81,649
Stockholders’ equity	538,211			513,174
Total liabilities and stockholders’ equity	$5,397,057			$5,489,544
Net interest income (FTE)		50,484			52,301
Interest rate spread			3.86%			3.95%
Net interest margin			4.11%			4.21%
Taxable equivalent adjustment		1,232			1,500
Net interest income		$49,252			$50,801

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended March 31,
	Increase (Decrease)
	2011 over 2010
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$32	$(30)	$2
Securities available for sale	642	(2,922)	(2,280)
Securities held to maturity	(1,956)	1,444	(512)
Investment in FRB and FHLB Banks	(186)	82	(104)
Loans and leases	(352)	(2,436)	(2,788)
Total interest income	(1,820)	(3,862)	(5,682)

Money market deposit accounts	(14)	(766)	(780)
NOW deposit accounts	(27)	(160)	(187)
Savings deposits	81	(109)	(28)
Time deposits	(489)	(683)	(1,172)
Short-term borrowings	(3)	(63)	(66)
Trust preferred debentures	—	(138)	(138)
Long-term debt	(1,600)	106	(1,494)
Total interest expense	(2,052)	(1,813)	(3,865)

Change in FTE net interest income	$232	$(2,049)	$(1,817)

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended March 31,
	2011	2010
(in thousands)
Service charges on deposit accounts	$5,072	$6,130
Insurance and other financial services revenue	5,773	5,245
Trust	2,036	1,766
Net securities gains	27	28
Bank owned life insurance	1,035	981
ATM and debit card fees	2,668	2,367
Retirement plan administration fees	2,171	2,390
Other	1,344	1,434
Total noninterest income	$20,126	$20,341

Noninterest income for the three months ended March 31, 2011 was $20.1 million, relatively flat compared with $20.3 million for the same period in 2010.  Insurance and other financial services revenue increased approximately $0.5 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due to new business and improved market conditions.  Trust revenue increased approximately $0.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due primarily to an increase in fair market value of trust assets under administration. ATM and debit card fees also increased approximately $0.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  These increases were offset by a decrease in service charges on deposit accounts of approximately $1.1 million, or 17.3%, for the three months ended March 31, 2011 as compared with the same period in 2010.  The decrease in service charges was the result of a decrease in overdraft activity due to the effects of implementing new regulations regarding overdraft fees in the third quarter of 2010.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2011	2010
(in thousands)
Salaries and employee benefits	$25,004	$22,204
Occupancy	4,522	4,152
Equipment	2,190	2,100
Data processing and communications	2,914	3,218
Professional fees and outside services	2,066	2,284
Office supplies and postage	1,545	1,542
Amortization of intangible assets	733	781
Loan collection and other real estate owned	719	1,059
Advertising	568	667
FDIC expenses	1,496	1,553
Other	3,304	2,600
Total noninterest expense	$45,061	$42,160

Noninterest expense for the three months ended March 31, 2011 was $45.1 million, up from $42.2 million, or 6.9%, for the same period in 2010.  Salaries and employee benefits increased $2.8 million, or 12.6%, for the three months ended March 31, 2011 compared with the same period in 2010.  This increase was due primarily to increases in full-time-equivalent employees, merit increases and other employee benefits.  In addition, occupancy expenses increased approximately $0.4 million for the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to continued branch expansion and expenses related to the harsh winter.  Other operating expenses consisting of various items increased approximately $0.7 million for the three months ended March 31, 2011 as compared to the same period in 2010 with no significant driver.  These increases were partially offset by a decrease in data processing and communications expenses of approximately $0.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  This decrease was due to the renegotiation of a data processing contract resulting in a decrease in processing fees.  In addition, loan collection and other real estate owned expenses decreased approximately $0.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  This decrease was due primarily to sales of other real estate owned resulting in a reduction in maintenance expenses on properties owned by the Company.

Income Taxes

Income tax expense for the three month period ended March 31, 2011 was $6.0 million, up from $5.8 million for the same period in 2010.  The effective tax rate was 29.7% for the three months ended March 31, 2011, as compared to 29.2% for the same period in 2010.

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

Average total earning securities decreased $52.3 million, or 4.2%, for the three months ended March 31, 2011 when compared to the same period in 2010.  The average balance of securities available for sale increased $9.4 million, or 0.9%, for the three months ended March 31, 2011 when compared to the same period in 2010.  The average balance of securities held to maturity decreased $61.7 million, or 39.6%, for the three months ended March 31, 2011, compared to the same period in 2010.  This decrease was due primarily to the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 24.0% of total average earning assets for the three months ended March 31, 2011, down from 24.7% for the same period in 2010.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2011	December 31, 2010
Mortgage-backed securities:
With maturities 15 years or less	20%	16%
With maturities greater than 15 years	3%	4%
Collateral mortgage obligations	25%	24%
Municipal securities	17%	17%
US agency notes	30%	35%
Other	5%	4%
Total	100%	100%

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

During the three months ended March 31, 2011, the Company experienced a shift from U.S. agency notes to mortgage-backed securities.  As of March 31, 2011, mortgage-backed securities with maturities of 15 years or less comprised 20% of the securities portfolio as compared to 16% as of December 31, 2010.  As of March 31, 2011, US agency notes comprised 30% of the Company’s securities as compared to 35% as of December 31, 2010.

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	March 31, 2011	December 31, 2010
Residential real estate mortgages	$561,783	$548,394
Commercial	593,857	577,731
Commercial real estate mortgages	839,482	844,458
Real estate construction and development	62,389	45,444
Agricultural and agricultural real estate mortgages	109,666	112,738
Consumer	901,287	905,563
Home equity	558,530	575,678
Total loans and leases	$3,626,994	$3,610,006

Total loans and leases increased by $17.0 million, or 0.5%, at March 31, 2011 from December 31, 2010, and represent approximately 66.2% of assets, as compared to 67.6% of total assets at December 31, 2010.  Commercial loans increased approximately $16.1 million, or 2.8%, from December 31, 2010 to March 31, 2011.  Real estate construction and development loans increased by approximately $16.9 million, or 37.3%, from December 31, 2010 to March 31, 2011.  These increases were slightly offset by a decrease in home equity loans of approximately $17.1 million, or 3.0%, from December 31, 2010 to March 31, 2011.

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

After a thorough consideration and validation of the factors discussed above, required additions or reductions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions or reductions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases decreased slightly to 1.93% as of March 31, 2011 as compared to 1.97% at December 31, 2010.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Allowance For Loan and Lease Losses
	Three months ended
(dollars in thousands)	March 31, 2011		March 31, 2010
Balance, beginning of period	$71,234		$66,550
Recoveries	998		1,242
Chargeoffs	(6,263)		(6,885)
Net chargeoffs	(5,265)		(5,643)
Provision for loan losses	3,965		9,243
Balance, end of period	$69,934		$70,150
Composition of Net Chargeoffs
Commercial and agricultural	$(2,450)	47%	$(2,305)	41%
Real estate mortgage	(98)	2%	(106)	2%
Consumer	(2,717)	51%	(3,232)	57%
Net chargeoffs	$(5,265)	100%	$(5,643)	100%
Annualized net chargeoffs to average loans and leases	0.59%		0.63%

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

Nonperforming Assets
	March 31,		December 31,
(Dollars in thousands)	2011		2010
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$25,224	53%	$24,402	57%
Real estate mortgages	5,995	13%	8,338	20%
Consumer	11,457	25%	8,765	21%
Troubled debt restructured loans	4,015	9%	962	2%
Total nonaccrual loans	46,691	100%	42,467	100%
Loans 90 days or more past due and still accruing

Commercial and agricultural loans and real estate	395	20%	94	4%
Real estate mortgages	19	1%	919	40%
Consumer	1,593	79%	1,312	56%
Total loans 90 days or more past due and still accruing	2,007	100%	2,325	100%

Total nonperforming loans	48,698		44,792
Other real estate owned (OREO)	630		901
Total nonperforming assets	49,328		45,693
Total nonperforming loans to total loans and leases	1.34%		1.24%
Total nonperforming assets to total assets	0.90%		0.86%
Total allowance for loan and lease losses to nonperforming loans	143.61%		159.03%

Loans over 60 days past due but not over 90 days past due were 0.11% of total loans as of March 31, 2011, compared to 0.15% of total loans as of December 31, 2010.  In addition to nonperforming loans, the Company has also identified approximately $79.4 million in potential problem loans at March 31, 2011 as compared to $82.2 million at December 31, 2010.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  At the Company, potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At March 31, 2011, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan and lease losses of $4.0 million during the first quarter of 2011 compared with $9.2 million during the first quarter of 2010.  Annualized net charge-offs to average loans and leases for the three months ended March 31, 2011 were 0.59%, compared with 0.63% for three months ended March 31, 2010.  The Company’s allowance for loan and lease losses decreased slightly to 1.93% of loans and leases at March 31, 2011, compared with 1.97% at December 31, 2010.  Specific reserves on impaired loans totaled $1.8 million at March 31, 2011 and $2.2 million at December 31, 2010.  General allocations decreased to $68.1 million at March 31, 2011 from $69.0 million at December 31, 2010.

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

Deposits

Total deposits were $4.3 billion at March 31, 2011, up $124.6 million, or 3.0%, from December 31, 2010.  Savings, NOW and money market accounts increased $126.9 million, or 5.5%, from December 31, 2010 to March 31, 2011.  Time deposits decreased nominally from December 31, 2010 to March 31, 2011 and demand deposits decreased slightly by approximately $1.9 million, or 0.2%, from December 31, 2010 to March 31, 2011.

Total average deposits for the three months ended March 31, 2011 increased $59.0 million, or 1.4%, from the same period in 2010.  The Company experienced a slight decrease in average money market accounts of $8.1 million, or 0.7%, for the three months ended March 31, 2011 compared to the same period in 2010.  Average NOW accounts decreased $24.0 million, or 3.3%, for the three months ended March 31, 2011 as compared to the same period in 2010.  Average savings accounts increased $41.7 million, or 7.8%, for the three month period ending March 31, 2011 as compared to the same period in 2010.  This increase in average savings accounts was primarily due to a run-off of time deposit accounts due to a decline in interest rates offered on time deposits.  Average time deposits decreased $95.8 million, or 9.3%, for the three months ended March 31, 2011 from the same period in 2010.  Average demand deposit accounts increased $145.2 million, or 19.1%, for the three months ended March 31, 2011 as compared to the same period in 2010.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $167.5 million at March 31, 2011 compared to $159.4 million at December 31, 2010.  Long-term debt was $370.0 million at March 31, 2011, as compared to $369.9 million at December 31, 2010.  For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders’ equity of $539.1 million represented 9.84% of total assets at March 31, 2011, compared with $533.6 million, or 9.99% as of December 31, 2010.  Under previously disclosed stock repurchase plans, the Company purchased 107,871 shares of its common stock during the three month period ended March 31, 2011, for a total of $2.4 million at an average price of $21.96 per share.  At March 31, 2011, there were 868,319 shares available for repurchase under this previously announced stock repurchase plan.  This plan was authorized on October 26, 2009 in the amount of 1,000,000 shares and expires on December 31, 2011.

The Board of Directors considers the Company’s earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2011 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	March 31, 2011	December 31, 2010
Tier 1 leverage ratio	9.40%	9.16%
Tier 1 capital ratio	12.76%	12.44%
Total risk-based capital ratio	14.02%	13.70%
Cash dividends as a percentage of net income	48.32%	48.04%
Per common share:
Book value	$15.65	$15.51
Tangible book value	$11.82	$11.67

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

In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while minimizing net interest margin compression.  At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin.  The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long- and short-term interest rates.  Assuming interest rates remain at our near current historical lows, net interest margin will continue to experience compression. Additional rate reductions on deposits are becoming more difficult as deposit rates are at or near their floors, and with asset yields continuing to reprice at lower rates, this could result in additional margin pressure as well as a decrease in net interest income.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2011 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates (in bp points)	Percent change in net interest income
+200	(1.47%)
-100	(1.54%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At March 31, 2011, the Company’s Basic Surplus measurement was 11.3% of total assets or $621 million as compared to the December 31, 2010 Basic Surplus of 9.7%, and was above the Company’s minimum of 5% or $274 million set forth in its liquidity policies.  Since March 2009, the Company has been in a Fed Funds sold position as a result of excess liquidity.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2011, approximately $94.7 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At March 31, 2011 and December 31, 2010, FHLB advances outstanding totaled $345 million.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $310 million at March 31, 2011 and $284 million at December 31, 2010.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $167 million at March 31, 2011, or used to collateralize other borrowings, such as repurchase agreements.  At March 31, 2011 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $453 million.

Recent Accounting Pronouncements

ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) was issued in December 2010.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This topic was effective for the Company beginning in 2011 and has not had any impact upon adoption.

ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310), was issued in April 2011.  The amendments in this Update provide guidance in evaluating whether a restructuring constitutes a troubled debt restructuring.  A creditor must separately conclude that both of the following exist: 1. The restructuring constitutes a concession. 2. The debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession as follows: 1. If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession. In that circumstance, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession. If a creditor determines that it has granted a concession, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a troubled debt restructuring. 2. A temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar risk characteristics. In such situations, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession. If a creditor determines that it has granted a concession, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a troubled debt restructuring. 3. A restructuring that results in a delay in payment that is insignificant is not a concession. However, an entity should consider various factors in assessing whether a restructuring resulting in a delay in payment is insignificant. The amendments include examples illustrating the assessment of whether a restructuring results in a delay in payment that is insignificant. The amendments to Topic 310 also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties as follows: 1. A creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  The amendments in this Update require disclosures consistent with its effective date.  The Company does not expect the implementation of this amendment to have a material effect on its financial statements, but will have a significant effect on disclosures in our interim and annual reports.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

The  Company’s  management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company’s  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as  of  September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective.

There  were  no changes made in the Company’s internal control over financial  reporting  that  occurred  during  the  Company’s  most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A – RISK FACTORS

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 1, 2011.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
1/1/11 - 1/31/11	—	$—	—	976,190
2/1/11 - 2/28/11	—	—	—	976,190
3/1/11 - 3/31/11	107,871	21.96	107,871	868,319
Total	107,871	$21.96	107,871	868,319

1)
Under previously disclosed stock repurchase plans, the Company purchased 107,871 shares of its common stock during the three month period ended March 31, 2011, for a total of $2.4 million at an average price of $21.96 per share.  At March 31, 2011, there were 868,319 shares available for repurchase under this previously announced stock repurchase plan.  This plan was authorized on October 26, 2009 in the amount of 1,000,000 shares and expires on December 31, 2011.

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

4.1   Specimen common stock certificate for NBT’s common stock (filed as exhibit 4.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on December 27, 2005 and incorporated herein by reference).

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS Instance Document

101.SCH Schema Document

101.CAL Calculation Linkbase Document

101.DEF Definition Linkbase Document

101.LAB Labels Linkbase Document

101.PRE Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of May 2011.

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

4.1  Specimen common stock certificate for NBT’s common stock (filed as exhibit 4.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on December 27, 2005 and incorporated herein by reference).

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS Instance Document

101.SCH Schema Document

101.CAL Calculation Linkbase Document

101.DEF Definition Linkbase Document

101.LAB Labels Linkbase Document

101.PRE Presentation Linkbase Document