Form 10-Q
period 2011-06-30
NBT BANCORP INC
filed 2011-08-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended June 30, 2011.
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
Yes   ☐   No   ☒

As of July 31, 2011, there were 33,594,285 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended June 30, 2011

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2011	2010

Assets
Cash and due from banks	$101,936	$99,673
Short-term interest bearing accounts	830	69,119
Securities available for sale, at fair value	1,156,679	1,129,368
Securities held to maturity (fair value $78,357 and $98,759, respectively)	76,878	97,310
Trading securities	3,276	2,808
Federal Reserve and Federal Home Loan Bank stock	27,425	27,246
Loans and leases	3,664,517	3,610,006
Less allowance for loan and lease losses	70,484	71,234
Net loans and leases	3,594,033	3,538,772
Premises and equipment, net	66,898	67,404
Goodwill	116,127	114,841
Intangible assets, net	18,402	17,543
Bank owned life insurance	76,996	75,301
Other assets	97,516	99,471
Total assets	$5,336,996	$5,338,856

Liabilities
Demand (noninterest bearing)	$930,292	$911,741
Savings, NOW, and money market	2,288,515	2,291,833
Time	895,806	930,778
Total deposits	4,114,613	4,134,352
Short-term borrowings	175,958	159,434
Long-term debt	370,350	369,874
Trust preferred debentures	75,422	75,422
Other liabilities	65,390	66,202
Total liabilities	4,801,733	4,805,284

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2011 and December 31, 2010	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at June 30, 2011 and December 31, 2010; issued 38,035,539 at June 30, 2011 and December 31, 2010	380	380
Additional paid-in-capital	315,455	314,023
Retained earnings	314,873	299,797
Accumulated other comprehensive loss	(213)	(5,335)
Common stock in treasury, at cost, 4,447,490 and 3,532,732 shares at June 30, 2011 and December 31, 2010, respectively	(95,232)	(75,293)
Total stockholders’ equity	535,263	533,572
Total liabilities and stockholders’ equity	$5,336,996	$5,338,856

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Income (unaudited)	2011	2010	2011	2010
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$51,126	$53,503	$101,986	$107,195
Securities available for sale	7,947	9,556	15,851	19,602
Securities held to maturity	745	1,078	1,545	2,215
Other	440	469	933	1,065
Total interest, fee, and dividend income	60,258	64,606	120,315	130,077
Interest expense
Deposits	6,051	7,999	12,338	16,453
Short-term borrowings	52	123	110	247
Long-term debt	3,591	4,850	7,162	9,915
Trust preferred debentures	400	1,033	1,289	2,060
Total interest expense	10,094	14,005	20,899	28,675
Net interest income	50,164	50,601	99,416	101,402
Provision for loan and lease losses	6,021	6,350	9,986	15,593
Net interest income after provision for loan and lease losses	44,143	44,251	89,430	85,809
Noninterest income
Service charges on deposit accounts	5,455	6,301	10,527	12,431
Insurance and other financial services revenue	5,025	4,700	10,798	9,945
Trust	2,258	1,909	4,294	3,675
Net securities gains	59	63	86	91
Bank owned life insurance	660	808	1,695	1,789
ATM and debit card fees	2,928	2,462	5,596	4,829
Retirement plan administration fees	2,268	2,595	4,439	4,985
Other	1,208	1,482	2,552	2,916
Total noninterest income	19,861	20,320	39,987	40,661
Noninterest expense
Salaries and employee benefits	24,035	24,224	49,039	46,428
Occupancy	3,987	3,666	8,509	7,818
Equipment	2,180	2,041	4,370	4,141
Data processing and communications	3,117	3,265	6,031	6,483
Professional fees and outside services	2,088	2,191	4,154	4,475
Office supplies and postage	1,342	1,454	2,887	2,996
Amortization of intangible assets	771	780	1,504	1,561
Loan collection and other real estate owned	443	668	1,162	1,727
Advertising	1,033	825	1,601	1,492
FDIC expenses	965	1,560	2,461	3,113
Other	3,196	3,523	6,500	6,123
Total noninterest expense	43,157	44,197	88,218	86,357
Income before income tax expense	20,847	20,374	41,199	40,113
Income tax expense	6,192	5,950	12,237	11,713
Net income	$14,655	$14,424	$28,962	$28,400
Earnings per share
Basic	$0.43	$0.42	$0.85	$0.83
Diluted	$0.43	$0.42	$0.84	$0.82

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Comprehensive Income (unaudited)	2011	2010	2011	2010
(In thousands)
Net income	$14,655	$14,424	$28,962	$28,400
Other comprehensive (loss) income, net of tax Unrealized net holding gains arising during the period (pre-tax amounts of $10,392, $3,733, $7,741 and $5,749)	6,274	2,254	4,672	3,468
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $59, $63, $86 and $91)	(36)	(38)	(52)	(55)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $416, $393, $831 and $786)	251	236	502	472
Total other comprehensive income	6,489	2,452	5,122	3,885
Comprehensive income	$21,144	$16,876	$34,084	$32,285

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited
				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	Income (Loss)	in Treasury	Total
(in thousands, except share and per share data)

Balance at December 31, 2009	$380	$311,164	$270,232	$1,163	$(77,816)	$505,123
Net income	-	-	28,400	-	-	28,400
Cash dividends - $0.40 per share	-	-	(13,781)	-	-	(13,781)
Net issuance of 75,963 shares to employee benefit
plans and other stock plans, including tax benefit	-	24	(229)	-	1,616	1,411
Stock-based compensation	-	1,984	-	-	-	1,984
Issuance of 27,112 shares of restricted stock awards	-	(577)	-	-	577	-
Forfeiture of 2,000 shares of restricted stock	-	46	-	-	(46)	-
Other comprehensive income	-	-	-	3,885	-	3,885
Balance at June 30, 2010	$380	$312,641	$284,622	$5,048	$(75,669)	$527,022

Balance at December 31, 2010	$380	$314,023	$299,797	$(5,335)	$(75,293)	$533,572
Net income	-	-	28,962	-	-	28,962
Cash dividends - $0.40 per share	-	-	(13,752)	-	-	(13,752)
Purchase of 976,190 treasury shares	-	-	-	-	(21,164)	(21,164)
Net issuance of 47,420 shares to employee benefit
plans and other stock plans, including tax benefit	-	(34)	(134)	-	968	800
Stock-based compensation	-	1,723	-	-	-	1,723
Issuance of 26,012 shares of restricted stock awards	-	(554)	-	-	554	-
Forfeiture of 12,000 shares of restricted stock	-	297	-	-	(297)	-
Other comprehensive income	-	-	-	5,122	-	5,122
Balance at June 30, 2011	$380	$315,455	$314,873	$(213)	$(95,232)	$535,263

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Six Months Ended June 30,
Consolidated Statements of Cash Flows (unaudited)	2011	2010
(In thousands, except per share data)
Operating activities
Net income	$28,962	$28,400
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	9,986	15,593
Depreciation and amortization of premises and equipment	2,652	2,663
Net accretion on securities	512	388
Amortization of intangible assets	1,504	1,561
Stock based compensation	1,723	1,984
Bank owned life insurance income	(1,695)	(1,789)
Purchases of trading securities	(353)	(116)
Unrealized (gains) losses in trading securities	(115)	31
Deferred income tax benefit	(4,003)	(7,938)
Proceeds from sales of loans held for sale	2,477	40,396
Originations and purchases of loans held for sale	(875)	(39,028)
Net gains on sales of loans held for sale	-	(478)
Net security gains	(86)	(91)
Net gain on sales of other real estate owned	(461)	(114)
Net decrease in other assets	2,696	4,592
Net increase (decrease) in other liabilities	158	(1,492)
Net cash provided by operating activities	43,082	44,562
Investing activities
Net cash used in Lattremore acquisition	(1,000)	-
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	247,959	285,615
Proceeds from sales	118	702
Purchases	(268,154)	(302,152)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	29,288	66,327
Purchases	(9,192)	(28,962)
Net increase in loans	(67,474)	(15,452)
Net (increase) decrease in Federal Reserve and FHLB stock	(179)	3,801
Proceeds from bank owned life insurance	-	2,767
Purchases of premises and equipment	(2,112)	(2,747)
Proceeds from sales of other real estate owned	953	1,678
Net cash (used in) provided by investing activities	(69,793)	11,577
Financing activities
Net (decrease) increase in deposits	(19,739)	8,285
Net increase in short-term borrowings	16,524	3,059
Repayments of long-term debt	(2,140)	(75,237)
Issuance of long-term debt	156	-
Excess tax benefit from exercise of stock options	33	123
Proceeds from the issuance of shares to employee benefit plans and other stock plans	767	1,288
Purchase of treasury stock	(21,164)	-
Cash dividends and payment for fractional shares	(13,752)	(13,781)
Net cash used in financing activities	(39,315)	(76,263)
Net decrease in cash and cash equivalents	(66,026)	(20,124)
Cash and cash equivalents at beginning of period	168,792	187,161
Cash and cash equivalents at end of period	$102,766	$167,037

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$21,120	$29,443
Income taxes paid	14,834	21,149
Noncash investing activities:
Loans transferred to OREO	$625	$672
Acquisitions:
Fair value of assets acquired	$3,460	$-
Goodwill and identifiable intangible assets recognized in purchase combination	3,426	-
Fair value of debt issued in purchase combination	2,460	-

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the upstate New York, northeastern Pennsylvania, and northwestern Vermont market areas.  The Bank has entered into an agreement to purchase four branches in western Massachusetts, which is expected to close in the fourth quarter of 2011.

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

The allowance for loan and lease losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan and lease portfolio. The allowance is determined based upon numerous considerations, including local and national economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the independent loan review staff and management, as well as consideration of volume and trends of delinquencies, nonperforming loans, and loan charge-offs.  As a result of the review of these factors and historical and current indicators, required additions or reductions to the allowance for loan and lease losses are made periodically by charges or credits to the provision for loan and lease losses.

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

Management believes that the allowance for loan and lease losses is adequate. While management uses available information to recognize loan and lease losses, future additions or reductions to the allowance for loan and lease losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgments about information available to them at the time of their examination which may not be currently available to management.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available carrybacks and expected future income, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at June 30, 2011 or December 31, 2010. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  Uncertain tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more than likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

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

Management is required to make various assumptions in determining the fair values of financial instruments.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Management is required to make various assumptions in determining the credit risk involved in issuing contingent obligations such as standby letters of credit, commercial letters of credit, and other lines of credit.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments.  Based on historical experience and economic factors, the Company makes estimates of future cash commitments from these contingent obligations to determine their fair value and establish an allowance if necessary.

Note 4.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $642.8 million at June 30, 2011 and $643.6 million at December 31, 2010.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $26.3 million at June 30, 2011 and $26.2 million at December 31, 2010. As of June 30, 2011, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $15.7 million at June 30, 2011 and $16.3 million at December 31, 2010.  As of June 30, 2011, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

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
Commercial Real Estate
Agricultural
Agricultural Real Estate
Small Business

Consumer Loans	Indirect
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

After a thorough consideration of the factors discussed above, any required additions or reductions to the allowance for loan and lease losses are made periodically by charges or credits to the provision for loan and lease losses. These charges or credits are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions and reductions of the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The following table illustrates the changes in the allowance for loan and lease losses by portfolio segment for the three and six months ended June 30, 2011 and June 30, 2010:

Allowance for Loan and Lease Losses
(in thousands)

Three months ended June 30			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of March 31, 2011	$37,937	$26,219	$5,338	$440	$69,934
Charge-offs	(2,588)	(3,600)	(414)	-	(6,602)
Recoveries	474	654	3	-	1,131
Provision	3,324	2,445	446	(194)	6,021
Ending Balance as of June 30, 2011	$39,147	$25,718	$5,373	$246	$70,484

Balance as of March 31, 2010	$41,249	$25,809	$2,838	$254	$70,150
Charge-offs	(3,311)	(3,982)	(410)	-	(7,703)
Recoveries	711	791	1	-	1,503
Provision	236	5,214	866	34	6,350
Ending Balance as of June 30, 2010	$38,885	$27,832	$3,295	$288	$70,300

Six months ended June 30			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of December 31, 2010	$40,101	$26,126	$4,627	$380	$71,234
Charge-offs	(5,458)	(6,893)	(513)	-	(12,864)
Recoveries	894	1,230	4	-	2,128
Provision	3,610	5,255	1,255	(134)	9,986
Ending Balance as of June 30, 2011	$39,147	$25,718	$5,373	$246	$70,484

Balance as of December 31, 2009	$36,598	$26,664	$3,002	$286	$66,550
Charge-offs	(6,141)	(7,925)	(522)	-	(14,588)
Recoveries	1,236	1,502	7	-	2,745
Provision	7,192	7,591	808	2	15,593
Ending Balance as of June 30, 2010	$38,885	$27,832	$3,295	$288	$70,300

The following tables illustrate the allowance for loan and lease losses and the recorded investment by portfolio segment as of June 30, 2011 and December 31, 2010:

Allowance for Loan and Lease Losses and Recorded Investment in Loans and Leases
(in thousands)

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
As of June 30, 2011
Allowance loan and lease losses	$39,147	$25,718	$5,373	$246	$70,484

Allowance for loans and leases individually evaluated for impairment	$352	$-	$-		$352

Allowance for loans and leases collectively evaluated for impairment	$38,795	$25,718	$5,373	$246	$70,132

Ending balance of loans and leases	$1,631,097	$1,469,075	$564,345		$3,664,517

Ending balance of loans and leases individually evaluated for impairment	$7,718	$-	$-		$7,718

Ending balance of loans and leases collectively evaluated for impairment	$1,623,379	$1,469,075	$564,345		$3,656,799

As of December 31, 2010
Allowance loan and lease losses	$40,101	$26,126	$4,627	$380	$71,234

Allowance for loans and leases individually evaluated for impairment	$2,211	$-	$-		$2,211

Allowance for loans and leases collectively evaluated for impairment	$37,890	$26,126	$4,627	$380	$69,023

Ending balance of loans and leases	$1,580,371	$1,481,241	$548,394		$3,610,006

Ending balance of loans and leases individually evaluated for impairment	$11,419	$-	$-		$11,419

Ending balance of loans and leases collectively evaluated for impairment	$1,568,952	$1,481,241	$548,394		$3,598,587

Credit Quality of Loans and Leases
Loans and leases are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans and leases are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes or circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan or lease is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan and lease losses.  The Company’s nonaccrual policies are the same for all classes of financing receivable.

If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected.  Nonaccrual loans are returned to accrual status when they become current as to principal and interest and demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest.  When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part.  For loans in all portfolios, the principal amount is charged off in full or in part as soon as management determines, based on available facts, that the collection of principal in full is improbable.  For commercial loans, management considers specific facts and circumstances relative to individual credits in making such a determination.  For consumer and residential loan classes, management uses specific guidance and thresholds from the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy.

The following table illustrates the Company’s nonaccrual loans by loan class:

Loans on Nonaccrual Status

(In thousands)	June 30, 2011	December 31, 2010
Commercial Loans
Commercial	$2,424	$5,837
Commercial Real Estate	5,871	5,687
Agricultural	3,706	4,065
Agricultural Real Estate	1,886	2,429
Small Business	7,695	7,033
	21,582	25,051

Consumer Loans
Indirect	1,185	1,971
Home Equity	8,046	6,395
Direct	410	399
	9,641	8,765

Residential Real Estate Mortgages	8,968	8,651

Total Nonaccrual	$40,191	$42,467

The following tables set forth information with regard to past due and nonperforming loans by loan class as of June 30, 2011 and December 31, 2010:

Age Analysis of Past Due Loans
As of June 30, 2011
(in thousands)

			Greater Than				Recorded
	31-60 Days	61-90 Days	90 Days	Total			Total
	Past Due	Past Due	Past Due	Past Due			Loans and
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Leases
Commercial Loans
Commercial	$203	$401	$-	$604	$2,424	$518,065	$521,093
Commercial Real Estate	2,075	1,739	-	3,814	5,871	740,617	750,302
Agricultural	-	3	-	3	3,706	62,131	65,840
Agricultural Real Estate	161	-	-	161	1,886	32,391	34,438
Small Business	1,479	310	-	1,789	7,695	249,940	259,424
	3,918	2,453	-	6,371	21,582	1,603,144	1,631,097

Consumer Loans
Indirect	7,248	1,542	893	9,683	1,185	826,337	837,205
Home Equity	4,717	1,169	273	6,159	8,046	543,894	558,099
Direct	741	254	107	1,102	410	72,259	73,771
	12,706	2,965	1,273	16,944	9,641	1,442,490	1,469,075

Residential Real Estate Mortgages	1,507	391	186	2,084	8,968	553,293	564,345
	$18,131	$5,809	$1,459	$25,399	$40,191	$3,598,927	$3,664,517

Age Analysis of Past Due Loans
As of December 31, 2010
(in thousands)

			Greater Than				Recorded
	31-60 Days	61-90 Days	91 Days	Total			Total
	Past Due	Past Due	Past Due	Past Due			Loans and
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Leases
Commercial
Commercial	$136	$55	$94	$285	$5,837	$461,633	$467,755
Commercial
Real Estate	1,263	-	-	1,263	5,687	730,285	737,235
Agricultural	63	92	-	155	4,065	63,336	67,556
Agricultural
Real Estate	108	-	-	108	2,429	33,400	35,937
Small Business	2,570	1,183	-	3,753	7,033	261,102	271,888
	4,140	1,330	94	5,564	25,051	1,549,756	1,580,371

Consumer
Indirect	9,307	2,193	862	12,362	1,971	814,594	828,927
Home Equity	5,740	1,756	396	7,892	6,395	561,391	575,678
Direct	927	158	54	1,139	399	75,098	76,636
	15,974	4,107	1,312	21,393	8,765	1,451,083	1,481,241

Residential Real Estate Mortgages	3,002	126	919	4,047	8,651	535,696	548,394
	$23,116	$5,563	$2,325	$31,004	$42,467	$3,536,535	$3,610,006

There were no material commitments to extend further credit to borrowers with nonperforming loans. Within nonaccrual loans, there are approximately $4.0 million of troubled debt restructured loans at June 30, 2011.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, agricultural real estate and small business loans were $21.6 million at June 30, 2011 and $17.2 million at December 31, 2010.

The methodology used to establish the allowance for loan and lease losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified loans with outstanding balances of $500 thousand or more are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  All impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  For impaired loans measured using the present value of expected cash flow method, any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for credit losses.  At June 30, 2011, $2.8 million of the total impaired loans had a specific reserve allocation of $0.4 million compared to $5.7 million of impaired loans at December 31, 2010 which had a specific reserve allocation of $2.2 million.

The following table provides additional information on impaired loans and specific reserve allocations as of June 30, 2011 and December 31, 2010:

Impaired Loans

	June 30, 2011			December 31, 2010
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
With no related allowance recorded:
Commercial Loans
Commercial	$2,746	$5,956		$1,794	$2,145
Commercial Real Estate	4,464	7,116		3,787	4,467
Agricultural	2,451	3,009		2,657	3,145
Agricultural Real Estate	1,606	2,242		1,283	1,382
Small Business	7,552	10,712		1,982	2,334
	$18,819	$29,035		$11,503	$13,473

With an allowance recorded:
Commercial Loans
Commercial	$553	$868	$275	$3,925	$4,962	$1,907
Commercial Real Estate	-	-	-	-	-	-
Agricultural	1,508	1,866	74	1,671	1,918	281
Agricultural Real Estate	702	777	3	728	784	23
	2,763	3,511	352	6,324	7,664	2,211

Total:	$21,582	$32,546	$352	$17,827	$21,137	$2,211

The decrease in commercial loans with a related allowance recorded from December 31, 2010 to June 30, 2011 is primarily due to the repayment of a large commercial credit and the charge-off of another large commercial credit.

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the three months ended June 30, 2011 and June 30, 2010:

	June 30, 2011			June 30, 2010
	Average	Interest Income		Average	Interest Income
	Recorded	Recognized		Recorded	Recognized
(in thousands)	Investment	Accrual	Cash	Investment	Accrual	Cash
With no related allowance recorded: Commercial Loans
Commercial	$3,349	$26	$26	$1,754	$24	$24
Commercial Real Estate	4,315	24	24	3,401	5	5
Agricultural	2,485	18	18	2,770	16	16
Agricultural Real Estate	1,720	21	21	2,652	35	35
Small Business	7,930	89	89	5,337	46	46
	$19,799	$178	$178	$15,914	$126	$126

With an allowance recorded: Commercial Loans
Commercial	$558	$19	$19	$2,308	$-	$-
Commercial Real Estate	-	-	-	2,373	-	-
Agricultural	1,521	67	67	1,847	46	46
Agricultural Real Estate	706	13	13	767	13	13
	$2,785	$99	$99	$7,295	$59	$59

Total:	$22,584	$277	$277	$23,209	$185	$185

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the six months ended June 30, 2011 and June 30, 2010:

	June 30, 2011			June 30, 2010
	Average	Interest Income		Average	Interest Income
	Recorded	Recognized		Recorded	Recognized
(in thousands)	Investment	Accrual	Cash	Investment	Accrual	Cash
With no related allowance recorded: Commercial Loans
Commercial	$3,041	$73	$73	$1,813	$29	$29
Commercial Real Estate	4,039	45	45	3,785	14	14
Agricultural	2,597	45	45	2,515	28	28
Agricultural Real Estate	1,496	38	38	2,311	64	64
Small Business	4,666	102	102	2,995	47	47
	$15,839	$303	$303	$13,419	$182	$182

With an allowance recorded: Commercial Loans
Commercial	$1,226	$49	$49	$2,477	$1	$1
Commercial Real Estate	573	-	-	2,107	-	-
Agricultural	1,571	67	67	1,886	58	58
Agricultural Real Estate	713	18	18	775	42	42
	$4,083	$134	$134	$7,245	$101	$101

Total:	$19,922	$437	$437	$20,664	$283	$283

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

The Company has developed an internal loan grading system to evaluate and quantify the Bank’s loan portfolio with respect to quality and risk.  The system focuses on, among other things, financial strength of borrowers, experience and depth of borrower’s management, primary and secondary sources of repayment, payment history, nature of the business, and outlook on particular industries.  The internal grading system enables the Company to monitor the quality of the entire loan portfolio on a consistent basis and provide management with an early warning system, enabling recognition and response to problem loans and potential problem loans.

Commercial Grading System

For commercial and agricultural loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available.  This would include comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy, and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment, and management.  Classified commercial loans consist of loans graded substandard and below.  All classified loans with outstanding balances of $500 thousand or more are evaluated individually for impairment through the quarterly review process.  The grading system for commercial and agricultural loans is as follows:

•	4 – Doubtful

A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as a loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral, and refinancing. Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Nonaccrual treatment is required for doubtful assets because of the high probability of loss.

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

The following tables illustrate the Company’s credit quality by loan class as of June 30, 2011 and December 31, 2010:

Credit Quality Indicators
As of June 30, 2011

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
1 - Pass	$487,398	$658,469	$57,263	$29,415	$1,232,545
2 - Special Mention	6,175	35,810	366	463	42,814
3 - Substandard	26,967	56,023	8,128	4,560	95,678
4 - Doubtful	553	-	83	-	636
Total	$521,093	$750,302	$65,840	$34,438	$1,371,673

Small Business Credit Exposure
By Internally Assigned Grade:	Small Business				Total
Non-classified	$241,417				$241,417
Classified	18,007				18,007
Total	$259,424				$259,424

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$835,127	$549,780	$73,254		$1,458,161
Nonperforming	2,078	8,319	517		10,914
Total	$837,205	$558,099	$73,771		$1,469,075

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$555,191				$555,191
Nonperforming	9,154				9,154
Total	$564,345				$564,345

Credit Quality Indicators
As of December 31, 2010

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
1 - Pass	$441,834	$654,974	$61,195	$30,483	$1,188,486
2 - Special Mention	4,830	35,461	660	936	41,887
3 - Substandard	21,091	46,800	5,606	4,518	78,015
4 - Doubtful	-	-	95	-	95
Total	$467,755	$737,235	$67,556	$35,937	$1,308,483

Small Business Credit Exposure
By Internally Assigned Grade:	Small Business				Total
Non-classified	$253,120				$253,120
Classified	18,768				18,768
Total	$271,888				$271,888

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$826,956	$569,283	$76,237		$1,472,476
Nonperforming	1,971	6,395	399		8,765
Total	$828,927	$575,678	$76,636		$1,481,241

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$539,743				$539,743
Nonperforming	8,651				8,651
Total	$548,394				$548,394

Note 6.	Earnings Per Share

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended June 30,	2011	2010
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	34,044	34,288
Net income available to common shareholders	14,655	14,424
Basic EPS	$0.43	$0.42
Diluted EPS:
Weighted average common shares outstanding	34,044	34,288
Dilutive effect of common stock options and restricted stock	276	277
Weighted average common shares and common share equivalents	34,320	34,565
Net income available to common shareholders	14,655	14,424
Diluted EPS	$0.43	$0.42

Six months ended June 30,	2011	2010
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	34,189	34,259
Net income available to common shareholders	28,962	28,400
Basic EPS	$0.85	$0.83
Diluted EPS:
Weighted average common shares outstanding	34,189	34,259
Dilutive effect of common stock options and restricted stock	303	226
Weighted average common shares and common share equivalents	34,492	34,485
Net income available to common shareholders	28,962	28,400
Diluted EPS	$0.84	$0.82

There were 1,240,099 stock options for the quarter ended June 30, 2011 and 1,039,676 stock options for the quarter ended June 30, 2010 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 867,397 stock options for the six months ended June 30, 2011 and 1,293,469 stock options for the six months ended June 30, 2010 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at June 30, 2011.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of expense for Pension Benefits and Other Benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
Components of net periodic benefit cost:	2011	2010	2011	2010
Service cost	$668	$462	$5	$5
Interest cost	874	873	57	53
Expected return on plan assets	(1,914)	(1,778)	-	-
Net amortization	407	401	9	(8)
Total cost (benefit)	$35	$(42)	$71	$50

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
Components of net periodic benefit cost:	2011	2010	2011	2010
Service cost	$1,335	$924	$10	$10
Interest cost	1,747	1,744	114	106
Expected return on plan assets	(3,828)	(3,555)	-	-
Net amortization	813	802	18	(16)
Total cost (benefit)	$67	$(85)	$142	$100

The Company is not required to make contributions to the plans in 2011, and did not do so during the six months ended June 30, 2011.  The Company recorded approximately $0.3 million and $0.5 million, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Income during the six months ended June 30, 2011 and 2010, respectively.

Market conditions can result in an unusually high degree of volatility and increase the risks and short term liquidity associated with certain investments held by the Company’s defined benefit pension plan (“the Plan”) which could impact the value of these investments.

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

As of June 30, 2011, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

For the six months ended June 30, 2011, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2011:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
Assets:
Securities Available for Sale:
U.S. Treasury	81,813	-	-	81,813
Federal Agency	-	240,374	-	240,374
State & municipal	-	108,795	-	108,795
Mortgage-backed	-	339,323	-	339,323
Collateralized mortgage obligations	-	355,140	-	355,140
Corporate	-	20,247	-	20,247
Other securities	8,948	2,039	-	10,987
Total Securities Available for Sale	$90,761	$1,065,918	$-	$1,156,679

Trading Securities	3,276	-	-	3,276
Total	$94,037	$1,065,918	$-	$1,159,955

December 31, 2010:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Assets:
Securities Available for Sale:
U.S. Treasury	$91,280	$-	$-	$91,280
Federal Agency	-	349,750	-	349,750
State & municipal	-	114,937	-	114,937
Mortgage-backed	-	244,808	-	244,808
Collateralized mortgage obligations	-	297,888	-	297,888
Corporate	-	20,489	-	20,489
Other securities	8,190	2,026	-	10,216
Total Securities Available for Sale	$99,470	$1,029,898	$-	$1,129,368

Trading Securities	2,808	-	-	2,808
Total	$102,278	$1,029,898	$-	$1,132,176

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, lease residuals, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the six month period ended June 30, 2011 was related to impaired loans.  During the six month period ended June 30, 2011, the Company established specific reserves on impaired loans of approximately $1.0 million, which were included in the provision for loan and lease losses for the respective period.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$102,766	$102,766	$168,792	$168,792
Securities available for sale	1,156,679	1,156,679	1,129,368	1,129,368
Securities held to maturity	76,878	78,357	97,310	98,759
Trading securities	3,276	3,276	2,808	2,808
Loans (1)	3,664,517	3,674,736	3,610,006	3,626,603
Less allowance for loan losses	70,484	-	71,234	-
Net loans	3,594,033	3,674,736	3,538,772	3,626,603
Accrued interest receivable	17,719	17,719	19,130	19,130
Financial liabilities
Savings, NOW, and money market	$2,288,515	$2,288,515	$2,291,833	$2,291,833
Time deposits	895,806	906,222	930,778	943,988
Noninterest bearing	930,292	930,292	911,741	911,741
Short-term borrowings	175,958	175,958	159,434	159,434
Long-term debt	370,350	427,895	369,874	423,350
Accrued interest payable	4,135	4,135	4,356	4,356
Trust preferred debentures	75,422	75,422	75,422	71,148

1. Lease receivables, although excluded from the scope of ASC 825-10-50-10, are included in the estimated fair value amounts at their carrying amounts.

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

Note 10.  Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
June 30, 2011
U.S. Treasury	$81,171	$708	$66	$81,813
Federal Agency	239,815	1,184	625	240,374
State & municipal	105,449	3,556	210	108,795
Mortgage-backed	326,777	12,713	167	339,323
Collateralized mortgage obligations	348,812	6,555	227	355,140
Corporate	20,002	245	-	20,247
Other securities	8,920	2,067	-	10,987
Total securities available for sale	$1,130,946	$27,028	$1,295	$1,156,679
December 31, 2010
U.S. Treasury	$91,338	$424	$482	$91,280
Federal Agency	350,641	1,905	2,796	349,750
State & municipal	113,821	1,771	655	114,937
Mortgage-backed	233,861	11,666	719	244,808
Collateralized mortgage obligations	293,565	6,574	2,251	297,888
Corporate	20,005	484	-	20,489
Other securities	8,059	2,162	5	10,216
Total securities available for sale	$1,111,290	$24,986	$6,908	$1,129,368

In the available for sale category at June 30, 2011, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $304.0 million and a fair value of $314.6 million and US Government Agency securities with an amortized cost of $22.7 million and a fair value of $24.7 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $275.7 million and a fair value of $279.3 million and US Government Agency securities with an amortized cost of $73.1 million and a fair value of $75.9 million.

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

Proceeds from the sales of securities available for sale were nominal during the six months ended June 30, 2011, and gains on the sales were negligible.  Proceeds from the sales of securities available for sale totaled $0.7 million during the six month period ending June 30, 2010.  Gains on these sales were negligible for the six months ended June 30, 2010.

Securities available for sale with amortized costs totaling $1.1 billion at June 30, 2011 and $0.9 billion at December 31, 2010, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at June 30, 2011 and December 31, 2010, securities available for sale with an amortized cost of $195.3 million and $187.7 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
June 30, 2011
Mortgage-backed	$1,587	$207	$-	$1,794
State & municipal	75,291	1,272	-	76,563
Total securities held to maturity	$76,878	$1,479	$-	$78,357
December 31, 2010
Mortgage-backed	$1,719	$200	$-	$1,919
State & municipal	95,591	1,249	-	96,840
Total securities held to maturity	$97,310	$1,449	$-	$98,759

The following table sets forth information with regard to investment securities with unrealized losses at June 30, 2011 and December 31, 2010:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

June 30, 2011
U.S. Treasury	$10,170	$(66)	1	$-	$-	-	$10,170	$(66)	1
Federal agency	89,252	(625)	6	-	-	-	89,252	(625)	6
State & municipal	397	(2)	1	5,445	(208)	12	5,842	(210)	13
Mortgage-backed	43,314	(167)	3	-	-	-	43,314	(167)	3
Collateralized mortgage obligations	47,328	(227)	4	-	-	-	47,328	(227)	4
Other securities	-	-	-	-	-	-	-	-	-
Total securities with unrealized losses	$190,461	$(1,087)	15	$5,445	$(208)	12	$195,906	$(1,295)	27

December 31, 2010
U.S. Treasury	$40,741	$(482)	4	$-	$-	-	$40,741	$(482)	4
Federal agency	147,012	(2,796)	12	-	-	-	147,012	(2,796)	12
State & municipal	22,273	(317)	31	7,533	(338)	19	29,806	(655)	50
Mortgage-backed	44,340	(719)	3	-	-	-	44,340	(719)	3
Collateralized mortgage obligations	72,595	(2,251)	3	-	-	-	72,595	(2,251)	3
Other securities	95	(5)	1	-	-	-	95	(5)	1
Total securities with unrealized losses	$327,056	$(6,570)	54	$7,533	$(338)	19	$334,589	$(6,908)	73

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of June 30, 2011, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of June 30, 2011, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at June 30, 2011:

(In thousands)	Amortized cost	Estimated fair value

Debt securities classified as available for sale
Within one year	$33,084	$33,420
From one to five years	311,206	312,850
From five to ten years	265,352	275,182
After ten years	512,384	524,240
	$1,122,026	$1,145,692
Debt securities classified as held to maturity
Within one year	$28,556	$28,604
From one to five years	35,870	36,942
From five to ten years	8,660	8,812
After ten years	3,792	3,999
	$76,878	$78,357

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2011.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for an understanding of the following discussion and analysis.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results of the full year ending December 31, 2011 or any future period.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first six months of 2011:

•
Net income for the six months ended June 30, 2011 was $29.0 million, up $0.6 million, or 2.0%, from the six months ended June 30, 2010.  Net income per diluted share for the six months ended June 30, 2011 was $0.84 per share, up $0.02 from the six months ended June 30, 2010.

•	Net interest margin (on a fully taxable equivalent basis (“FTE”)) was 4.12% for the six months ended June 30, 2011 as compared to 4.17% for the same period in 2010.

•	Capital ratios decreased slightly from December 31, 2010 to June 30, 2011 due in large part to the repurchase of approximately $21.2 million worth of stock during the six months ended June 30, 2011:

o	Tier 1 Leverage ratio decreased from 9.16% to 9.13%

o	Tier 1 Capital ratio decreased from 12.44% to 12.23%

o	Total Risk-Based Capital Ratio decreased from 13.70% to 13.49%

•	Past due loans as a percentage of total loans improved notably to 0.69% at June 30, 2011, as compared with 0.86% at December 31, 2010.

•	Net charge-offs for the six months ended June 30, 2011 were $10.7 million, down from $11.8 million for the same period in 2010.

•	The provision for loan and lease losses was $10.0 million for the six months ended June 30, 2011, down from $15.6 million for the same period in 2010.

•	Annualized return on average assets was 1.08% for the six months ended June 30, 2011, up from 1.04% for the six months ended June 30, 2010.

•
Noninterest income decreased slightly from $40.7 million for the six months ended June 30, 2010 to $40.0 million for the six months ended June 30, 2011.  Service charges on deposit accounts were down $1.9 million, or 15.3%, for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010 as a result of the effects of implementing new regulations regarding overdraft fees in the third quarter of 2010.  This decrease was offset by increases in insurance and other financial services revenue, trust income, and ATM and debit card fees.

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

2011	First Quarter	Second Quarter	Six Months
Return on average assets (ROAA)	1.08%	1.09%	1.08%
Return on average equity (ROAE)	10.78%	10.86%	10.82%
Net Interest Margin	4.11%	4.13%	4.12%

2010
Return on average assets (ROAA)	1.03%	1.06%	1.04%
Return on average equity (ROAE)	11.05%	11.09%	11.07%
Net Interest Margin	4.21%	4.14%	4.17%

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings.  Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the key determining factors in a financial institution’s performance as it is the principal source of earnings.

FTE net interest income decreased $0.7 million, or 1.4%, during the three months ended June 30, 2011, compared to the same period of 2010.  The decrease in FTE net interest income resulted primarily from a decrease in the yield on interest earning assets of 32 bp to 4.94% for the three months ended June 30, 2011 from 5.26% for the same period in 2010.  This decrease was partially offset by a decrease of 32 bp on the rate paid on interest bearing liabilities for the three months ended June 30, 2011 period as compared to the same period in 2010. The interest rate spread remained at 3.89% during the three months ended June 30, 2011 compared to the same period in 2010.  The net interest margin decreased by 1 bp to 4.13% for the three months ended June 30, 2011, compared with 4.14% for the same period in 2010.

For the three months ended June 30, 2011, total interest income decreased $4.3 million, or 6.7%, from the same period in 2010 primarily as a result of the decrease in the yield earned on earning assets.  The yield on securities available for sale decreased 59 bp to 3.11% for the three months ended June 30, 2011 from 3.70% for the three months ended June 30, 2010.  This decrease was due to the decreasing rate environment from June 30, 2010 to June 30, 2011 resulting in reinvestment of cash flows from maturing securities into lower yielding securities.  In addition, the yield on loans and leases decreased 27 bp to 5.65% for the three months ended June 30, 2011 from 5.92% for the three months ended June 30, 2010.  Average interest earning assets decreased approximately $55.0 million, or 1.1%, for the three months ended June 30, 2011 as compared to the same period in 2010, which also contributed to the decrease in total interest income.

For the three months ended June 30, 2011, total interest expense decreased $3.9 million, or 27.9%, from the three months ended June 30, 2010.  This decrease was due in large part to a decrease in average interest bearing liabilities of $230.5 million, or 5.6%, for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010.  The lower average balance was due primarily to a decrease in average long-term debt for the three months ended June 30, 2011 as the Company paid down long term borrowings in the second half of 2010, in addition to lower total average interest bearing deposits, which decreased $81.8 million, or 2.4%, for the three months ended June 30, 2011 when compared to the same period in 2010.

The aforementioned decrease in total interest expense was also due to the decrease in the rate paid on average interest bearing liabilities from 1.37% for the three months ended June 30, 2010 to 1.05% for the three months ended June 30, 2011.  The rate paid on average interest bearing deposits decreased 21 bp from 0.95% for the three months ended June 30, 2010 to 0.74% for the same period in 2011.  The rate paid on average time deposits decreased from 2.12% for the three months ended June 30, 2010 to 1.85% for the three months ended June 30, 2011.  The rate paid on average money market deposit accounts decreased from 0.62% for the three months ended June 30, 2010 to 0.37% for the three months ended June 30, 2011.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Total average borrowings, including trust preferred debentures, decreased $148.7 million, or 20.4%, for the three months ended June 30, 2011 compared with the same period in 2010, primarily due to the aforementioned pay down of long term borrowings.  Given the funds sold position, the Company elected to prepay FHLB borrowings during 2009 and 2010.  The rate paid on long-term debt increased slightly to 3.90% for the three months ended June 30, 2011 as compared to 3.88% for the three months ended June 30, 2010.  As a result of the decrease in the average balance, interest paid on long-term debt decreased $1.3 million, or 26.0%, for the three months ended June 30, 2011 as compared to the same period in 2010.

FTE net interest income decreased $2.6 million, or 2.5%, during the six months ended June 30, 2011, compared to the same period of 2010.  The decrease in FTE net interest income resulted primarily from a decrease in the yield on interest earning assets of 35 bp to 4.97% for the six months ended June 30, 2011 from 5.32% for the same period in 2010.  This decrease was partially offset by a decrease of 31 bp on the rate paid on interest bearing liabilities for the six months ended June 30, 2011 period as compared to the same period in 2010. The interest rate spread decreased 4 bp during the six months ended June 30, 2011 compared to the same period in 2010.  The net interest margin decreased by 5 bp to 4.12% for the six months ended June 30, 2011, compared with 4.17% for the same period in 2010.

For the six months ended June 30, 2011, total interest income decreased $9.8 million, or 7.5%, from the same period in 2010 primarily as a result of the decrease in the yield earned on earning assets.  The yield on securities available for sale decreased 74 bp to 3.12% for the six months ended June 30, 2011 from 3.86% for the six months ended June 30, 2010.  This decrease was due to the decreasing rate environment from June 30, 2010 to June 30, 2011 resulting in reinvestment of cash flows from maturing securities into lower yielding securities.  In addition, the yield on loans and leases decreased 27 bp to 5.69% for the six months ended June 30, 2011 from 5.96% for the six months ended June 30, 2010.  Average interest earning assets decreased approximately $60.7 million, or 1.2%, for the six months ended June 30, 2011 as compared to the same period in 2010, which also contributed to the decrease in total interest income.

For the six months ended June 30, 2011, total interest expense decreased $7.8 million, or 27.1%, from the six months ended June 30, 2010.  This decrease was due in large part to a decrease in average interest bearing liabilities of $238.4 million, or 5.8%, for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010.  The lower average balance was due primarily to a decrease in average long-term debt for the six months ended June 30, 2011 as the Company paid down long term borrowings in the second half of 2010, in addition to lower total average interest bearing deposits, which decreased $84.0 million, or 2.5%, for the six months ended June 30, 2011 when compared to the same period in 2010.

The aforementioned decrease in total interest expense was also due to the decrease in the rate paid on average interest bearing liabilities from 1.40% for the six months ended June 30, 2010 to 1.09% for the six months ended June 30, 2011.  The rate paid on average interest bearing deposits decreased 22 bp from 0.98% for the six months ended June 30, 2010 to 0.76% for the same period in 2011.  The rate paid on average time deposits decreased from 2.16% for the six months ended June 30, 2010 to 1.87% for the six months ended June 30, 2011.  The rate paid on average money market deposit accounts decreased from 0.66% for the six months ended June 30, 2010 to 0.39% for the six months ended June 30, 2011.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Total average borrowings, including trust preferred debentures, decreased $154.4 million, or 20.8%, for the six months ended June 30, 2011 compared with the same period in 2010, primarily due to the aforementioned pay down of long term borrowings.  Given the funds sold position, the Company elected to prepay FHLB borrowings during 2009 and 2010.  The rate paid on long-term debt increased slightly to 3.91% for the six months ended June 30, 2011 as compared to 3.89% for the six months ended June 30, 2010.  As a result of the decrease in the average balance, interest paid on long-term debt decreased $2.8 million, or 27.8%, for the six months ended June 30, 2011 as compared to the same period in 2010.

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

Three Months ended June 30,
		2011			2010
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$128,799	$111	0.35%	$106,784	$75	0.28%
Securities available for sale (1)(excluding unrealized gains or losses)	1,098,964	8,512	3.11%	1,114,315	10,286	3.70%
Securities held to maturity (1)	85,615	1,125	5.27%	148,568	1,624	4.38%
Investment in FRB and FHLB Banks	27,071	329	4.87%	33,199	394	4.76%
Loans and leases (2)	3,648,343	51,359	5.65%	3,640,915	53,713	5.92%
Total interest earning assets	$4,988,792	$61,436	4.94%	$5,043,781	$66,092	5.26%
Other assets	424,187			438,555
Total assets	$5,412,979			$5,482,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,091,001	1,009	0.37%	$1,130,124	$1,743	0.62%
NOW deposit accounts	672,345	627	0.37%	689,079	770	0.45%
Savings deposits	607,533	182	0.12%	557,109	214	0.15%
Time deposits	919,590	4,233	1.85%	995,985	5,272	2.12%
Total interest bearing deposits	$3,290,469	$6,051	0.74%	$3,372,297	$7,999	0.95%
Short-term borrowings	135,618	52	0.15%	151,985	123	0.32%
Trust preferred debentures	75,422	400	2.13%	75,422	1,033	5.49%
Long-term debt	369,459	3,591	3.90%	501,757	4,850	3.88%
Total interest bearing liabilities	$3,870,968	$10,094	1.05%	$4,101,461	$14,005	1.37%
Demand deposits	932,066			779,841
Other liabilities	68,596			79,402
Stockholders' equity	541,349			521,632
Total liabilities and stockholders' equity	$5,412,979			$5,482,336
Net interest income (FTE)		51,342			52,087
Interest rate spread			3.89%			3.89%
Net interest margin			4.13%			4.14%
Taxable equivalent adjustment		1,178			1,486
Net interest income		$50,164			$50,601

(1) Securities are shown at average amortized cost
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Six Months ended June 30,
		2011			2010
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$135,019	$180	0.27%	$115,354	$142	0.25%
Securities available for sale (1)(excluding unrealized gains or losses)	1,098,506	17,013	3.12%	1,101,530	21,068	3.86%
Securities held to maturity (1)	89,833	2,327	5.22%	152,164	3,338	4.42%
Investment in FRB and FHLB Banks	27,158	754	5.60%	33,959	924	5.48%
Loans and leases (2)	3,632,355	102,451	5.69%	3,640,528	107,591	5.96%
Total interest earning assets	$4,982,871	$122,725	4.97%	$5,043,535	$133,063	5.32%
Other assets	422,191			442,385
Total assets	$5,405,062			$5,485,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,088,456	2,125	0.39%	$1,112,154	$3,639	0.66%
NOW deposit accounts	685,171	1,261	0.37%	705,538	1,591	0.45%
Savings deposits	591,043	347	0.12%	544,961	407	0.15%
Time deposits	925,528	8,605	1.87%	1,011,578	10,816	2.16%
Total interest bearing deposits	$3,290,198	$12,338	0.76%	$3,374,231	$16,453	0.98%
Short-term borrowings	144,447	110	0.15%	154,605	247	0.32%
Trust preferred debentures	75,422	1,289	3.45%	75,422	2,060	5.51%
Long-term debt	369,717	7,162	3.91%	513,974	9,915	3.89%
Total interest bearing liabilities	$3,879,784	$20,899	1.09%	$4,118,232	$28,675	1.40%
Demand deposits	918,483			769,744
Other liabilities	67,006			80,518
Stockholders' equity	539,789			517,426
Total liabilities and stockholders' equity	$5,405,062			$5,485,920
Net interest income (FTE)		101,826			104,388
Interest rate spread			3.88%			3.92%
Net interest margin			4.12%			4.17%
Taxable equivalent adjustment		2,410			2,986
Net interest income		$99,416			$101,402

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended June 30,
	Increase (Decrease)
	2011 over 2010
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$17	$19	$36
Securities available for sale	(140)	(1,634)	(1,774)
Securities held to maturity	(2,121)	1,622	(499)
Investment in FRB and FHLB Banks	(125)	60	(65)
Loans and leases	741	(3,095)	(2,354)
Total interest income	(1,628)	(3,028)	(4,656)

Money market deposit accounts	(58)	(676)	(734)
NOW deposit accounts	(18)	(125)	(143)
Savings deposits	101	(133)	(32)
Time deposits	(385)	(654)	(1,039)
Short-term borrowings	(12)	(59)	(71)
Trust preferred debentures	-	(633)	(633)
Long-term debt	(1,444)	185	(1,259)
Total interest expense	(1,816)	(2,095)	(3,911)

Change in FTE net interest income	$188	$(933)	$(745)

Six months ended June 30,
	Increase (Decrease)
	2011 over 2010
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$26	$12	$38
Securities available for sale	(58)	(3,997)	(4,055)
Securities held to maturity	(2,390)	1,379	(1,011)
Investment in FRB and FHLB Banks	(223)	53	(170)
Loans and leases	(241)	(4,899)	(5,140)
Total interest income	(2,886)	(7,452)	(10,338)

Money market deposit accounts	(76)	(1,438)	(1,514)
NOW deposit accounts	(45)	(285)	(330)
Savings deposits	82	(142)	(60)
Time deposits	(873)	(1,338)	(2,211)
Short-term borrowings	(15)	(122)	(137)
Trust preferred debentures	-	(771)	(771)
Long-term debt	(2,877)	124	(2,753)
Total interest expense	(3,804)	(3,972)	(7,776)

Change in FTE net interest income	$918	$(3,480)	$(2,562)

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
(in thousands)
Service charges on deposit accounts	$5,455	$6,301	$10,527	$12,431
Insurance and other financial services revenue	5,025	4,700	10,798	9,945
Trust	2,258	1,909	4,294	3,675
Net securities gains	59	63	86	91
Bank owned life insurance	660	808	1,695	1,789
ATM and debit card fees	2,928	2,462	5,596	4,829
Retirement plan administration fees	2,268	2,595	4,439	4,985
Other	1,208	1,482	2,552	2,916
Total noninterest income	$19,861	$20,320	$39,987	$40,661

Noninterest income for the three months ended June 30, 2011 was $19.9 million, down slightly from $20.3 million for the same period in 2010.  Insurance and other financial services revenue increased approximately $0.3 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due primarily to new business generated from markets where we have recently expanded and improved market conditions.  Trust revenue increased approximately $0.3 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due primarily to the addition of new business generated from markets where we have recently expanded, and an increase in the fair market value of trust assets under administration.  ATM and debit card fees also increased approximately $0.5 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.  These increases were offset by a decrease in service charges on deposit accounts of approximately $0.8 million, or 13.4%, for the three months ended June 30, 2011, as compared with the same period in 2010.  The decrease in service charges was the result of a decrease in overdraft activity due to the effects of implementing new regulations regarding overdraft fees in the third quarter of 2010.  In addition, retirement plan administration fees decreased by $0.3 million, or 12.6%, for the three months ended June 30, 2011 as compared to the same period in 2010.  We experienced increases in new business and market-based fees, yet these were offset by the loss of one client.

Noninterest income for the six months ended June 30, 2011 was $40.0 million, down slightly from $40.7 million for the same period in 2010.  Insurance and other financial services revenue increased approximately $0.9 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due primarily to new business generated from markets where we have recently expanded and improved market conditions.  Trust revenue increased approximately $0.6 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due primarily to the addition of new business generated from markets where we have recently expanded, and an increase in the fair market value of trust assets under administration.  ATM and debit card fees also increased approximately $0.8 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 due to an increase in activity.  These increases were offset by a decrease in service charges on deposit accounts of approximately $1.9 million, or 15.3%, for the six months ended June 30, 2011, as compared with the same period in 2010.  The decrease in service charges was the result of a decrease in overdraft activity due to the effects of implementing new regulations regarding overdraft fees in the third quarter of 2010.  In addition, retirement plan administration fees decreased by $0.5 million, or 11.0%, for the six months ended June 30, 2011 as compared to the same period in 2010.  We experienced increases in new business and market-based fees, yet these were offset by the loss of one client.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
(in thousands)
Salaries and employee benefits	$24,035	$24,224	$49,039	$46,428
Occupancy	3,987	3,666	8,509	7,818
Equipment	2,180	2,041	4,370	4,141
Data processing and communications	3,117	3,265	6,031	6,483
Professional fees and outside services	2,088	2,191	4,154	4,475
Office supplies and postage	1,342	1,454	2,887	2,996
Amortization of intangible assets	771	780	1,504	1,561
Loan collection and other real estate owned	443	668	1,162	1,727
Advertising	1,033	825	1,601	1,492
FDIC expenses	965	1,560	2,461	3,113
Other	3,196	3,523	6,500	6,123
Total noninterest expense	$43,157	$44,197	$88,218	$86,357

Noninterest expense for the three months ended June 30, 2011 was $43.2 million, down from $44.2 million, or 2.4%, for the same period in 2010.  Federal Deposit Insurance Corporation (FDIC) expenses decreased approximately $0.6 million for the three months ended June 30, 2011 as compared to the same period in 2010, due to the FDIC redefining the deposit insurance assessment base.  In addition, loan collection and other real estate owned expenses decreased approximately $0.2 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.  This decrease was due primarily to sales of certain properties classified as other real estate owned resulting in a reduction in maintenance expenses on properties owned by the Company.  Other operating expenses consisting of various items decreased approximately $0.3 million for the three months ended June 30, 2011, as compared to the same period in 2010 with no significant driver.  These decreases were partially offset by an increase in occupancy expenses of approximately $0.3 million for the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to continued branch expansion.

Noninterest expense for the six months ended June 30, 2011 was $88.2 million, up from $86.4 million, or 2.2%, for the same period in 2010.  Salaries and employee benefits increased $2.6 million, or 5.6%, for the six months ended June 30, 2011, compared with the same period in 2010.  This increase was due to increases in full-time-equivalent employees, merit increases and other employee benefits.  In addition, occupancy expenses increased approximately $0.7 million for the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to continued branch expansion and expenses related to the harsh winter.  Other operating expenses consisting of various items increased approximately $0.4 million for the six months ended June 30, 2011, as compared to the same period in 2010 with no significant driver.  These increases were partially offset by a decrease in data processing and communications expenses of approximately $0.5 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.  This decrease was due to the renegotiation of a data processing contract resulting in a decrease in processing fees.  FDIC expenses decreased approximately $0.7 million for the first six months of 2011 as compared to the same period in 2010 due to the aforementioned redefined deposit insurance assessment base.  In addition, loan collection and other real estate owned expenses decreased approximately $0.6 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.  This decrease was due primarily to sales of certain properties classified as other real estate owned resulting in a reduction in maintenance expenses on properties owned by the Company.

Income Taxes

Income tax expense for the three month period ended June 30, 2011 was $6.2 million, up from $6.0 million for the same period in 2010.  Income tax expense for the six month period ended June 30, 2011 was $12.2 million, up from $11.7 million for the same period in 2010.  The effective tax rates were 29.7% for the three and six months ended June 30, 2011, as compared to 29.2% for the same periods in 2010.

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

Average total earning securities decreased $78.3 million, or 6.2%, for the three months ended June 30, 2011 when compared to the same period in 2010.  The average balance of securities available for sale decreased $15.4 million, or 1.4%, for the three months ended June 30, 2011 when compared to the same period in 2010.  The average balance of securities held to maturity decreased $63.0 million, or 42.4%, for the three months ended June 30, 2011, compared to the same period in 2010.  This decrease was due primarily to the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 23.7% of total average earning assets for the three months ended June 30, 2011, down from 25.0% for the same period in 2010.

Average total earning securities decreased $65.4 million, or 5.2%, for the six months ended June 30, 2011 when compared to the same period in 2010.  The average balance of securities available for sale decreased $3.0 million, or 0.3%, for the six months ended June 30, 2011 when compared to the same period in 2010.  The average balance of securities held to maturity decreased $62.3 million, or 41.0%, for the six months ended June 30, 2011, compared to the same period in 2010.  This decrease was due primarily to the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 23.8% of total average earning assets for the six months ended June 30, 2011, down from 24.9% for the same period in 2010.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	June 30, 2011	December 31, 2010
Mortgage-backed securities:
With maturities 15 years or less	24%	16%
With maturities greater than 15 years	3%	4%
Collateral mortgage obligations	28%	24%
Municipal securities	15%	17%
US agency notes	25%	35%
Other	5%	4%
Total	100%	100%

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

During the six months ended June 30, 2011, the Company experienced a shift from U.S. agency notes to mortgage-backed securities.  As of June 30, 2011, mortgage-backed securities with maturities of 15 years or less comprised 24% of the securities portfolio as compared to 16% as of December 31, 2010.  As of June 30, 2011, US agency notes comprised 25% of the Company’s securities as compared to 35% as of December 31, 2010.

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	June 30, 2011	December 31, 2010
Residential real estate mortgages	$564,345	$548,394
Commercial	623,832	577,731
Commercial real estate mortgages	834,524	844,458
Real estate construction and development	64,245	45,444
Agricultural and agricultural real estate mortgages	108,496	112,738
Consumer	910,976	905,563
Home equity	558,099	575,678
Total loans and leases	$3,664,517	$3,610,006

Total loans and leases increased by $54.5 million, or 1.5%, at June 30, 2011 from December 31, 2010, and represent approximately 68.7% of assets, as compared to 67.6% of total assets at December 31, 2010.  Commercial loans increased approximately $46.1 million, or 8.0%, from December 31, 2010 to June 30, 2011.  Real estate construction and development loans increased by approximately $18.8 million, or 41.4%, from December 31, 2010 to June 30, 2011, due primarily to the origination of two large construction loans in the first quarter of 2011.  These increases were slightly offset by a decrease in home equity loans of approximately $17.6 million, or 3.1%, from December 31, 2010 to June 30, 2011.

Allowance for Loan and Lease Losses, Provision for Loan and Lease Losses, and Nonperforming Assets

The allowance for loan and lease losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan and lease portfolio.  The adequacy of the allowance for loan and lease losses is continuously monitored using a methodology designed to ensure that the level of the allowance reasonably reflects the loan portfolio’s risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan and lease portfolio.

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

After a thorough consideration and validation of the factors discussed above, required additions or reductions to the allowance for loan and lease losses are made periodically by charges or credits to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions or reductions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases decreased slightly to 1.92% as of June 30, 2011 as compared to 1.97% at December 31, 2010.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Allowance For Loan and Lease Losses
	Three months ended
(dollars in thousands)	June 30, 2011		June 30, 2010
Balance, beginning of period	$69,934		$70,150
Recoveries	1,131		1,503
Chargeoffs	(6,602)		(7,703)
Net chargeoffs	(5,471)		(6,200)
Provision for loan losses	6,021		6,350
Balance, end of period	$70,484		$70,300
Composition of Net Chargeoffs
Commercial and agricultural	$(2,114)	39%	$(2,600)	42%
Real estate mortgage	(411)	8%	(409)	7%
Consumer	(2,946)	53%	(3,191)	51%
Net chargeoffs	$(5,471)	100%	$(6,200)	100%
Annualized net chargeoffs to average loans and leases	0.60%		0.68%

Allowance For Loan and Lease Losses
	Six months ended
(dollars in thousands)	June 30, 2011		June 30, 2010
Balance, beginning of period	$71,234		$66,550
Recoveries	2,128		2,745
Chargeoffs	(12,864)		(14,588)
Net chargeoffs	(10,736)		(11,843)
Provision for loan losses	9,986		15,593
Balance, end of period	$70,484		$70,300
Composition of Net Chargeoffs
Commercial and agricultural	$(4,564)	43%	$(4,905)	41%
Real estate mortgage	(509)	5%	(516)	4%
Consumer	(5,663)	52%	(6,422)	55%
Net chargeoffs	$(10,736)	100%	$(11,843)	100%
Annualized net chargeoffs to average loans and leases	0.60%		0.66%

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

Nonperforming Assets
	June 30,		December 31,
(Dollars in thousands)	2011		2010
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$21,028	52%	$24,402	57%
Real estate mortgages	7,888	20%	8,338	20%
Consumer	7,243	18%	8,765	21%
Troubled debt restructured loans	4,032	10%	962	2%
Total nonaccrual loans	40,191	100%	42,467	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	0%	94	4%
Real estate mortgages	186	13%	919	40%
Consumer	1,273	87%	1,312	56%
Total loans 90 days or more past due and still accruing	1,459	100%	2,325	100%

Total nonperforming loans	41,650		44,792
Other real estate owned (OREO)	1,034		901
Total nonperforming assets	42,684		45,693
Total nonperforming loans to total loans and leases	1.14%		1.24%
Total nonperforming assets to total assets	0.80%		0.86%
Total allowance for loan and lease losses to nonperforming loans	169.23%		159.03%

Loans over 60 days past due but not over 90 days past due were 0.16% of total loans as of June 30, 2011, compared to 0.15% of total loans as of December 31, 2010.  In addition to nonperforming loans, the Company has also identified approximately $92.7 million in potential problem loans at June 30, 2011 as compared to $82.2 million at December 31, 2010.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At June 30, 2011, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Potential problem loans were up $13.4 million from March 31, 2011. This increase was due primarily to the migration of certain commercial credits to classified status during the second quarter of 2011, which management believes have been adequately reserved for in the allowance for loan and lease losses. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan and lease losses of $6.0 million during the second quarter of 2011 compared with $6.4 million during the second quarter of 2010.  Annualized net charge-offs to average loans and leases for the three months ended June 30, 2011 were 0.60%, compared with 0.68% for three months ended June 30, 2010.  The Company’s allowance for loan and lease losses decreased slightly to 1.92% of loans and leases at June 30, 2011, compared with 1.97% at December 31, 2010.  Specific reserves on impaired loans totaled $0.4 million at June 30, 2011 and $2.2 million at December 31, 2010.  General allocations increased slightly to $70.1 million at June 30, 2011 from $69.0 million at December 31, 2010.

The Company recorded a provision for loan and lease losses of $10.0 million during the six months ended June 30, 2011 compared with $15.6 million during the six months ended June 30, 2010.  Annualized net charge-offs to average loans and leases for the six months ended June 30, 2011 were 0.60%, compared with 0.66% for six months ended June 30, 2010.

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

Deposits

Total deposits were $4.1 billion at June 30, 2011, down $19.7 million, or 0.5%, from December 31, 2010.  Savings, NOW and money market accounts remained at $2.3 billion as of June 30, 2011 and December 31, 2010.  Time deposits decreased $35.0 million, or 3.8%, from December 31, 2010 to June 30, 2011.  Demand deposits increased by $18.6 million, or 2.0%, from December 31, 2010 to June 30, 2011.

Total average deposits for the three months ended June 30, 2011 increased $70.4 million, or 1.7%, from the same period in 2010.  The Company experienced a decrease in average money market accounts of $39.1 million, or 3.5%, for the three months ended June 30, 2011 compared to the same period in 2010.  Average NOW accounts decreased $16.7 million, or 2.4%, for the three months ended June 30, 2011 as compared to the same period in 2010.  Average savings accounts increased $50.4 million, or 9.1%, for the three month period ending June 30, 2011 as compared to the same period in 2010.  This increase in average savings accounts was primarily due to a transition from a run-off of time deposit accounts into savings accounts, due to a decline in interest rates offered on time deposits.  Average time deposits decreased $76.4 million, or 7.7%, for the three months ended June 30, 2011 from the same period in 2010.  Average demand deposit accounts increased $152.2 million, or 19.5%, for the three months ended June 30, 2011 as compared to the same period in 2010.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Total average deposits for the six months ended June 30, 2011 increased $64.7 million, or 1.6%, from the same period in 2010.  The Company experienced a decrease in average money market accounts of $23.7 million, or 2.1%, for the six months ended June 30, 2011 compared to the same period in 2010.  Average NOW accounts decreased $20.4 million, or 2.9%, for the six months ended June 30, 2011 as compared to the same period in 2010.  Average savings accounts increased $46.1 million, or 8.5%, for the six month period ending June 30, 2011 as compared to the same period in 2010.  This increase in average savings accounts was primarily due to the aforementioned transition from a run-off of time deposit accounts into savings accounts, due to a decline in interest rates offered on time deposits.  Average time deposits decreased $86.1 million, or 8.5%, for the six months ended June 30, 2011 from the same period in 2010.  Average demand deposit accounts increased $148.7 million, or 19.3%, for the six months ended June 30, 2011 as compared to the same period in 2010.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $176.0 million at June 30, 2011 compared to $159.4 million at December 31, 2010.  Long-term debt was $370.4 million at June 30, 2011, as compared to $369.9 million at December 31, 2010.  For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $535.3 million represented 10.03% of total assets at June 30, 2011, compared with $533.6 million, or 9.99% as of December 31, 2010.  Under a previously disclosed stock repurchase plan, the Company purchased 976,190 shares of its common stock during the six month period ended June 30, 2011, for a total of $21.2 million at an average price of $21.68 per share.  At June 30, 2011, there were no shares available for repurchase under this plan.

On July 25, 2011, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, effective July 25, 2011, as market conditions warrant in open market and privately negotiated transactions.  The plan expires on December 31, 2013.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2011 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	June 30, 2011	December 31, 2010
Tier 1 leverage ratio	9.13%	9.16%
Tier 1 capital ratio	12.23%	12.44%
Total risk-based capital ratio	13.49%	13.70%
Cash dividends as a percentage of net income	47.48%	48.04%
Per common share:
Book value	$15.94	$15.51
Tangible book value	$11.93	$11.67

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

In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while minimizing net interest margin compression.  At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin.  The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long- and short-term interest rates.  Assuming interest rates remain at or near current historical lows, net interest margin will continue to experience compression.  Additional rate reductions on deposits are becoming more difficult as deposit rates are at or near their floors, and with asset yields continuing to reprice at lower rates, this could result in additional margin pressure as well as a decrease in net interest income.

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

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period.  Two additional models are run with static balance sheets: (1) a gradual increase of 200 bp, and (2) a gradual decrease of 100 bp taking place over a 12-month period. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions.  Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2011 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(2.18%)
-100	(1.03%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At June 30, 2011, the Company’s Basic Surplus measurement was 11.3% of total assets or $604 million as compared to the December 31, 2010 Basic Surplus of 9.7%, and was above the Company’s minimum of 5% or $267 million set forth in its liquidity policies.  Since March 2009, the Company has been in a Fed Funds sold position as a result of excess liquidity.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2011, approximately $85.1 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At June 30, 2011 and December 31, 2010, FHLB advances outstanding totaled $343 million.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $322 million at June 30, 2011 and $284 million at December 31, 2010.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $352 million at June 30, 2011, or used to collateralize other borrowings, such as repurchase agreements.  At June 30, 2011 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $462 million.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2011-05 "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company adopted ASU 2011-05 during the second quarter of 2011 and there was minimal impact on our comprehensive income presentation.

In May 2011, the FASB issued ASU No. 2011-04 "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs."  ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRSs (International Financial Reporting Standards).  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities is not permitted.  The Company is assessing the impact of ASU 2011-04 on its fair value disclosures.

In April 2011, the FASB issued ASU No. 2011-03 "Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement."  ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company believes that the adoption of the standard will not have a significant impact on the Company's consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310)”, was issued in April 2011.  The amendments in this Update provide guidance in evaluating whether a restructuring constitutes a troubled debt restructuring.  A creditor must separately conclude that both of the following exist: 1. The restructuring constitutes a concession. 2. The debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession as follows: 1. If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession. In that circumstance, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession. If a creditor determines that it has granted a concession, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a troubled debt restructuring. 2. A temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar risk characteristics. In such situations, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession.

If a creditor determines that it has granted a concession, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a troubled debt restructuring. 3. A restructuring that results in a delay in payment that is insignificant is not a concession. However, an entity should consider various factors in assessing whether a restructuring resulting in a delay in payment is insignificant. The amendments include examples illustrating the assessment of whether a restructuring results in a delay in payment that is insignificant. The amendments to Topic 310 also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties as follows:  A creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  The amendments in this Update require disclosures consistent with its effective date.  The implementation of this amendment did not have a material effect on the Company’s financial statements, but did have a significant effect on disclosures in our interim and annual reports.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company's disclosure controls and procedures were effective.

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

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
1/1/11 - 1/31/11	-	$-	-	976,190
2/1/11 - 2/28/11	-	-	-	976,190
3/1/11 - 3/31/11	107,871	21.96	107,871	868,319
4/1/11 - 4/30/11	21,050	22.29	21,050	847,269
5/1/11 - 5/31/11	306,756	21.90	306,756	540,513
6/1/11 - 6/30/11	540,513	21.47	540,513	-
Total	976,190	$21.68	976,190	-

1.
Under a previously disclosed stock repurchase plan, the Company purchased 976,190 shares of its common stock during the six month period ended June 30, 2011, for a total of $21.2 million at an average price of $21.68 per share.  At June 30, 2011, there were no shares available for repurchase under this plan.  On July 25, 2011, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, effective July 25, 2011, as market conditions warrant in open market and privately negotiated transactions.  The plan expires on December 31, 2013.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of August 2011.

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