Form 10-Q
period 2011-09-30
NBT BANCORP INC
filed 2011-11-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.
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

As of October 31, 2011, there were 33,106,729 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended September 30, 2011

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2011	2010

Assets
Cash and due from banks	$121,976	$99,673
Short-term interest bearing accounts	69,969	69,119
Securities available for sale, at fair value	1,169,552	1,129,368
Securities held to maturity (fair value $74,448 and $98,759, respectively)	72,959	97,310
Trading securities	2,965	2,808
Federal Reserve and Federal Home Loan Bank stock	27,020	27,246
Loans and leases	3,708,090	3,610,006
Less allowance for loan and lease losses	71,334	71,234
Net loans and leases	3,636,756	3,538,772
Premises and equipment, net	69,092	67,404
Goodwill	116,127	114,841
Intangible assets, net	17,620	17,543
Bank owned life insurance	77,669	75,301
Other assets	96,746	99,471
Total assets	$5,478,451	$5,338,856

Liabilities
Demand (noninterest bearing)	$1,028,553	$911,741
Savings, NOW, and money market	2,365,359	2,291,833
Time	871,152	930,778
Total deposits	4,265,064	4,134,352
Short-term borrowings	158,285	159,434
Long-term debt	370,347	369,874
Trust preferred debentures	75,422	75,422
Other liabilities	70,485	66,202
Total liabilities	4,939,603	4,805,284

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2011 and December 31, 2010	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at September 30, 2011 and December 31, 2010; issued 38,035,539 at September 30, 2011 and December 31, 2010	380	380
Additional paid-in-capital	316,039	314,023
Retained earnings	323,400	299,797
Accumulated other comprehensive income (loss)	3,639	(5,335)
Common stock in treasury, at cost, 4,932,213 and 3,532,732 shares at September 30, 2011 and December 31, 2010, respectively	(104,610)	(75,293)
Total stockholders’ equity	538,848	533,572
Total liabilities and stockholders’ equity	$5,478,451	$5,338,856

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Income (unaudited)	2011	2010	2011	2010
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$50,991	$53,301	$152,977	$160,496
Securities available for sale	7,771	8,621	23,622	28,223
Securities held to maturity	680	908	2,225	3,123
Other	342	482	1,275	1,547
Total interest, fee, and dividend income	59,784	63,312	180,099	193,389
Interest expense
Deposits	5,352	7,174	17,690	23,627
Short-term borrowings	56	91	166	338
Long-term debt	3,621	4,374	10,783	14,289
Trust preferred debentures	394	1,046	1,683	3,106
Total interest expense	9,423	12,685	30,322	41,360
Net interest income	50,361	50,627	149,777	152,029
Provision for loan and lease losses	5,175	7,529	15,161	23,122
Net interest income after provision for loan and lease losses	45,186	43,098	134,616	128,907
Noninterest income
Service charges on deposit accounts	5,532	5,953	16,059	18,384
Insurance and other financial services revenue	5,127	4,595	15,925	14,540
Trust	2,090	1,786	6,384	5,461
Net securities gains	12	1,120	98	1,211
Bank owned life insurance	674	655	2,369	2,444
ATM and debit card fees	3,135	2,660	8,731	7,489
Retirement plan administration fees	2,295	2,612	6,734	7,597
Other	1,329	1,610	3,881	4,526
Total noninterest income	20,194	20,991	60,181	61,652
Noninterest expense
Salaries and employee benefits	25,068	24,090	74,107	70,518
Occupancy	3,887	3,709	12,396	11,527
Equipment	2,288	2,053	6,658	6,194
Data processing and communications	3,054	2,971	9,085	9,454
Professional fees and outside services	2,215	2,068	6,369	6,543
Office supplies and postage	1,531	1,542	4,418	4,538
Amortization of intangible assets	782	767	2,286	2,328
Loan collection and other real estate owned	676	548	1,838	2,275
Advertising	685	730	2,286	2,221
FDIC expenses	920	1,621	3,381	4,734
Prepayment penalty on long-term debt	-	1,205	-	1,205
Other	3,940	3,380	10,440	9,504
Total noninterest expense	45,046	44,684	133,264	131,041
Income before income tax expense	20,334	19,405	61,533	59,518
Income tax expense	5,117	4,835	17,354	16,548
Net income	$15,217	$14,570	$44,179	$42,970
Earnings per share
Basic	$0.46	$0.42	$1.30	$1.25
Diluted	$0.45	$0.42	$1.29	$1.25

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Comprehensive Income (unaudited)	2011	2010	2011	2010
(In thousands)
Net income	$15,217	$14,570	$44,179	$42,970
Other comprehensive (loss) income, net of tax
Unrealized net holding gains (losses) arising during the period (pre-tax amounts of $5,978, ($62), $13,719 and $5,681)	3,609	(42)	8,284	3,426
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of ($12), ($1,120), ($98) and ($1,211))	(7)	(672)	(59)	(727)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $417, $288, $1,248 and $1,075)	250	173	749	645
Total other comprehensive income	3,852	(541)	8,974	3,344
Comprehensive income	$19,069	$14,029	$53,153	$46,314

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
(in thousands, except share and per share data)

Balance at December 31, 2009	$380	$311,164	$270,232	$1,163	$(77,816)	$505,123
Net income	-	-	42,970	-	-	42,970
Cash dividends - $0.60 per share	-	-	(20,678)	-	-	(20,678)
Purchase of 23,810 treasury shares	-	-	-	-	(477)	(477)
Net issuance of 76,104 shares to employee benefit plans and other stock plans, including tax benefit	-	21	(229)	-	1,619	1,411
Stock-based compensation	-	2,558	-	-	-	2,558
Issuance of 34,323 shares of restricted stock awards	-	(730)	(1)	-	731	-
Forfeiture of 2,000 shares of restricted stock	-	46	-	-	(46)	-
Other comprehensive income	-	-	-	3,344	-	3,344
Balance at September 30, 2010	$380	$313,059	$292,294	$4,507	$(75,989)	$534,251

Balance at December 31, 2010	$380	$314,023	$299,797	$(5,335)	$(75,293)	$533,572
Net income	-	-	44,179	-	-	44,179
Cash dividends - $0.60 per share	-	-	(20,439)	-	-	(20,439)
Purchase of 1,458,609 treasury shares	-	-	-	-	(30,502)	(30,502)
Net issuance of 45,116 shares to employee benefit plans and other stock plans, including tax benefit	-	(163)	(137)	-	928	628
Stock-based compensation	-	2,436	-	-	-	2,436
Issuance of 26,012 shares of restricted stock awards	-	(554)	-	-	554	-
Forfeiture of 12,000 shares of restricted stock	-	297	-	-	(297)	-
Other comprehensive income	-	-	-	8,974	-	8,974
Balance at September 30, 2011	$380	$316,039	$323,400	$3,639	$(104,610)	$538,848

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Nine Months Ended September 30,
Consolidated Statements of Cash Flows (unaudited)	2011	2010
(In thousands, except per share data)
Operating activities
Net income	$44,179	$42,970
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	15,161	23,122
Depreciation and amortization of premises and equipment	4,023	3,991
Net accretion on securities	939	890
Amortization of intangible assets	2,286	2,328
Stock based compensation	2,436	2,558
Bank owned life insurance income	(2,368)	(2,444)
Purchases of trading securities	(404)	(152)
Unrealized losses in trading securities	247	12
Deferred income tax benefit	(4,003)	(14,619)
Proceeds from sales of loans held for sale	3,257	69,815
Originations and purchases of loans held for sale	(2,445)	(68,756)
Net gains on sales of loans held for sale	(2)	(672)
Net security gains	(98)	(1,211)
Net gain on sales of other real estate owned	(712)	(344)
Net decrease in other assets	3,499	4,667
Net increase in other liabilities	1,531	6,400
Net cash provided by operating activities	67,526	68,555
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	360,358	420,119
Proceeds from sales	118	5,352
Purchases	(387,855)	(384,044)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	39,766	97,094
Purchases	(14,580)	(40,444)
Net (increase) decrease in loans	(115,065)	4,910
Net decrease in Federal Reserve and FHLB stock	226	6,051
Proceeds from bank owned life insurance	-	2,767
Purchases of premises and equipment	(5,677)	(4,372)
Proceeds from sales of other real estate owned	2,073	2,496
Net cash used in acquisition	(1,000)	-
Net cash (used in) provided by investing activities	(121,636)	109,929
Financing activities
Net increase in deposits	130,712	109,575
Net (decrease) increase in short-term borrowings	(1,149)	10,487
Repayments of long-term debt	(2,143)	(125,230)
Issuance of long-term debt	156	-
Excess tax (obligation) benefit from exercise of stock options	(95)	123
Proceeds from the issuance of shares to employee benefit plans and other stock plans	723	1,288
Purchase of treasury stock	(30,502)	(477)
Cash dividends and payment for fractional shares	(20,439)	(20,678)
Net cash provided by (used in) financing activities	77,263	(24,912)
Net increase in cash and cash equivalents	23,153	153,572
Cash and cash equivalents at beginning of period	168,792	187,161
Cash and cash equivalents at end of period	$191,945	$340,733

See accompanying notes to unaudited interim consolidated financial statements.

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$30,774	$42,409
Income taxes paid	22,537	28,797
Noncash investing activities:
Loans transferred to OREO	$1,110	$937
Acquisitions:
Fair value of assets acquired	$3,460	$-
Goodwill and identifiable intangible assets recognized in purchase combination	3,426	-
Fair value of debt issued in purchase combination	2,460	-

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the upstate New York, northeastern Pennsylvania, northwestern Vermont, and western Massachusetts market areas.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available carrybacks and expected future income, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at September 30, 2011 or December 31, 2010. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  Uncertain tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more than likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

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

Note 4.                      Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $749.2 million at September 30, 2011 and $643.6 million at December 31, 2010.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $26.0 million at September 30, 2011 and $26.2 million at December 31, 2010. As of September 30, 2011, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $15.7 million at September 30, 2011 and $16.3 million at December 31, 2010.  As of September 30, 2011, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

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
Business Banking

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

Business Banking - The Company offers a variety of loan options to meet the specific needs of our small business customers including term loans, small business mortgages and lines of credit.  Such loans are generally less than $350 thousand and are made available to businesses for working capital such as inventory and receivables, business expansion, equipment purchases, and agricultural needs.  Generally, a collateral lien is placed on equipment or other assets owned by the borrower such as inventory and/or receivables.  These loans carry a higher risk than commercial loans due to the smaller size of the borrower and lower levels of capital.  To reduce the risk, the Company obtains personal guarantees of the owners for a majority of the loans.

Indirect – The Company maintains relationships with many dealers primarily in the communities that we serve.  Through these relationships, the company finances the purchases of automobiles and recreational vehicles (such as campers, boats, etc.) indirectly through dealer relationships.  Approximately 70% of the indirect relationships represent automobile financing.  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed.

Home Equity – The Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Consumers are able to borrow up to 85% of the equity in their homes.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second [junior] lien position on one-to-four-family residential real estate).  These loans carry a higher risk than first mortgage residential loans as they are in a second position with respect to collateral.  Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

After a thorough consideration of the factors discussed above, any required additions or reductions to the allowance for loan and lease losses are made periodically by charges or credits to the provision for loan and lease losses. These charges or credits are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions and reductions of the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The following table illustrates the changes in the allowance for loan and lease losses by portfolio segment for the three and nine months ended September 30, 2011 and September 30, 2010:

Allowance for Loan and Lease Losses
(in thousands)

	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of June 30, 2011	$39,147	$25,718	$5,373	$246	$70,484
Charge-offs	(1,694)	(3,526)	(45)	-	(5,265)
Recoveries	367	571	2	-	940
Provision	1,073	3,533	588	(19)	5,175
Ending Balance as of September 30, 2011	$38,893	$26,296	$5,918	$227	$71,334

Balance as of June 30, 2010	$38,885	$27,832	$3,295	$288	$70,300
Charge-offs	(2,904)	(3,846)	(132)	-	(6,882)
Recoveries	348	572	8	-	928
Provision	4,517	2,359	611	42	7,529
Ending Balance as of September 30, 2010	$40,846	$26,917	$3,782	$330	$71,875

Nine months ended September 30
	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2010	$40,101	$26,126	$4,627	$380	$71,234
Charge-offs	(7,153)	(10,420)	(558)	-	(18,131)
Recoveries	1,262	1,803	5	-	3,070
Provision	4,683	8,787	1,844	(153)	15,161
Ending Balance as of September 30, 2011	$38,893	$26,296	$5,918	$227	$71,334

Balance as of December 31, 2009	$36,598	$26,664	$3,002	$286	$66,550
Charge-offs	(9,040)	(11,776)	(655)	-	(21,471)
Recoveries	1,580	2,080	14	-	3,674
Provision	11,708	9,949	1,421	44	23,122
Ending Balance as of September 30, 2010	$40,846	$26,917	$3,782	$330	$71,875

The following tables illustrate the allowance for loan and lease losses and the recorded investment by portfolio segment as of September 30, 2011 and December 31, 2010:

Allowance for Loan and Lease Losses and Recorded Investment in Loans and Leases
(in thousands)

	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
As of September 30, 2011
Allowance for loan and lease losses	$38,893	$26,296	$5,918	$227	$71,334

Allowance for loans and leases individually evaluated for impairment	$248	$-	$-		$248

Allowance for loans and leases collectively evaluated for impairment	$38,645	$26,296	$5,918	$227	$71,086

Ending balance of loans and leases	$1,647,734	$1,489,908	$570,448		$3,708,090

Ending balance of loans and leases individually evaluated for impairment	$7,207	$-	$-		$7,207

Ending balance of loans and leases collectively evaluated for impairment	$1,640,527	$1,489,908	$570,448		$3,700,883

As of December 31, 2010
Allowance for loan and lease losses	$40,101	$26,126	$4,627	$380	$71,234

Allowance for loans and leases individually evaluated for impairment	$2,211	$-	$-		$2,211

Allowance for loans and leases collectively evaluated for impairment	$37,890	$26,126	$4,627	$380	$69,023

Ending balance of loans and leases	$1,580,371	$1,481,241	$548,394		$3,610,006

Ending balance of loans and leases individually evaluated for impairment	$11,419	$-	$-		$11,419

Ending balance of loans and leases collectively evaluated for impairment	$1,568,952	$1,481,241	$548,394		$3,598,587

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

The following table illustrates the Company’s nonaccrual loans by loan class:
Loans on Nonaccrual Status

(In thousands)	September 30, 2011	December 31, 2010
Commercial Loans
Commercial	$2,044	$5,837
Commercial Real Estate	5,324	5,687
Agricultural	3,467	4,065
Agricultural Real Estate	1,890	2,429
Business Banking	7,728	7,033
	20,453	25,051

Consumer Loans
Indirect	1,323	1,971
Home Equity	8,352	6,395
Direct	396	399
	10,071	8,765

Residential Real Estate Mortgages	9,228	8,651

Total Nonaccrual	$39,752	$42,467

The following tables set forth information with regard to past due and nonperforming loans by loan class as of September 30, 2011 and December 31, 2010:

Age Analysis of Past Due Financing Receivables
As of September 30, 2011
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans and Leases
Commercial
Commercial	$169	$233	$44	$446	$2,044	$506,716	$509,206
Commercial
Real Estate	277	391	195	863	5,324	782,378	788,565
Agricultural	64	13	-	77	3,467	61,050	64,594
Agricultural
Real Estate	-	-	-	-	1,890	31,116	33,006
Business Banking	1,730	359	-	2,089	7,728	242,547	252,364
	2,240	996	239	3,475	20,453	1,623,806	1,647,734

Consumer
Indirect	7,904	1,780	1,427	11,111	1,323	851,111	863,545
Home Equity	4,249	887	1,050	6,186	8,352	538,387	552,925
Direct	672	194	175	1,041	396	72,002	73,439
	12,825	2,861	2,652	18,338	10,071	1,461,499	1,489,908

Residential Real Estate Mortgages	1,349	250	1,634	3,233	9,228	557,987	570,448
	$16,414	$4,107	$4,525	$25,046	$39,752	$3,643,292	$3,708,090

Age Analysis of Past Due Loans
As of December 31, 2010
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 91 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans and Leases

Commercial
Commercial	$136	$55	$94	$285	$5,837	$461,633	$467,755
Commercial
Real Estate	1,263	-	-	1,263	5,687	730,285	737,235
Agricultural	63	92	-	155	4,065	63,336	67,556
Agricultural
Real Estate	108	-	-	108	2,429	33,400	35,937
Business Banking	2,570	1,183	-	3,753	7,033	261,102	271,888
	4,140	1,330	94	5,564	25,051	1,549,756	1,580,371

Consumer
Indirect	9,307	2,193	862	12,362	1,971	814,594	828,927
Home Equity	5,740	1,756	396	7,892	6,395	561,391	575,678
Direct	927	158	54	1,139	399	75,098	76,636
	15,974	4,107	1,312	21,393	8,765	1,451,083	1,481,241

Residential Real Estate Mortgages	3,002	126	919	4,047	8,651	535,696	548,394
	$23,116	$23,116	$2,325	$31,004	$42,467	$3,536,535	$3,610,006

There were no material commitments to extend further credit to borrowers with nonperforming loans. Within nonaccrual loans, there were approximately $4.6 million and $1.0 million of troubled debt restructured (“TDR”) loans at September 30, 2011 and December 31, 2010, respectively.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, agricultural real estate and business banking loans, as well as certain consumer loans that have been modified in a TDR were $23.7 million at September 30, 2011 and $25.4 million at December 31, 2010.

The methodology used to establish the allowance for loan and lease losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified loans with outstanding balances of $500 thousand or more are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are evaluated for impairment, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  These impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  For impaired loans measured using the present value of expected cash flow method, any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for credit losses.  At September 30, 2011, $0.5 million of the total impaired loans had a specific reserve allocation of $0.2 million compared to $5.7 million of impaired loans at December 31, 2010 which had a specific reserve allocation of $2.2 million.

The following table provides additional information on impaired loans and specific reserve allocations as of September 30, 2011 and December 31, 2010:

Impaired Loans
	September 30, 2011			December 31, 2010
(in thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
With no related allowance recorded:
Commercial Loans
Commercial	$1,540	$3,465		$2,112	$2,459
Commercial Real Estate	5,324	7,386		5,687	6,654
Agricultural	3,444	4,277		2,394	2,865
Agricultural Real Estate	1,890	2,093		1,701	1,883
Business Banking	7,728	10,411		7,033	9,395
Total Commercial Loans	19,926	27,632		18,927	23,256

Consumer Loans
Home Equity	2,188	2,273		-	-

Residential Real Estate Mortgages	1,055	1,125		313	339
	23,169	31,030		19,240	23,595

With an allowance recorded:
Commercial Loans
Commercial	$504	$839	$225	$3,725	$4,762	$1,907
Commercial Real Estate	-	-	-	-	-	-
Agricultural	23	28	23	1,671	1,918	281
Agricultural Real Estate	-	-	-	728	784	23
Total Commercial Loans	527	867	248	6,124	7,464	2,211

Total:	$23,696	$31,897	$248	$25,364	$31,059	$2,211

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the three months ended September 30, 2011 and September 30, 2010:

	For the three months ended
	September 30, 2011			September 30, 2010
	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
(in thousands)		Accrual	Cash		Accrual	Cash
With no related allowance recorded:
Commercial Loans
Commercial	$1,794	$3	$3	$2,119	$34	$34
Commercial Real Estate	6,106	14	14	4,612	70	70
Agricultural	3,516	59	59	3,233	17	17
Agricultural Real Estate	1,874	34	34	1,538	66	66
Business Banking	7,655	101	101	6,458	107	107
Total Commercial Loans	20,945	211	211	17,960	294	294

Consumer Loans
Home Equity	2,312	26	26	-	-	-

Residential Real Estate Mortgages	1,059	26	26	212	5	5
	$24,316	$263	$263	$18,172	$299	$299

With an allowance recorded:
Commercial Loans
Commercial	$520	$19	$19	$1,635	$69	$69
Commercial Real Estate	-	-	-	721	-	-
Agricultural	23	1	1	1,199	46	46
Agricultural Real Estate	-	-	-	826	12	12
Total Commercial Loans	$543	$20	$20	$4,381	$127	$127

Total:	$24,859	$283	$283	$22,553	$426	$426

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the nine months ended September 30, 2011 and September 30, 2010:

	For the nine months ended
	September 30, 2011			September 30, 2010
	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
(in thousands)		Accrual	Cash		Accrual	Cash
With no related allowance recorded:
Commercial Loans
Commercial	$2,625	$76	$76	$1,915	$63	$63
Commercial Real Estate	4,728	59	59	4,060	84	84
Agricultural	2,903	104	104	2,754	45	45
Agricultural Real Estate	1,622	72	72	2,053	130	130
Business Banking	5,662	203	203	4,149	154	154
Total Commercial Loans	17,540	514	514	14,931	476	476

Consumer Loans
Home Equity	1,851	84	84	-	-	-

Residential Real Estate Mortgages	887	53	53	71	5	5
	$20,278	$651	$651	$15,002	$481	$481

With an allowance recorded:
Commercial Loans
Commercial	$991	$68	$68	$2,196	$70	$70
Commercial Real Estate	382	-	-	1,645	-	-
Agricultural	1,055	68	68	1,657	104	104
Agricultural Real Estate	475	18	18	792	54	54
Total Commercial Loans	$2,903	$154	$154	$6,290	$228	$228

Total:	$23,181	$805	$805	$21,292	$709	$709

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

•	Doubtful

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

•	Substandard

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

•	Special Mention

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

•	Pass

Loans graded as Pass encompass all loans not graded as Doubtful, Substandard, or Special Mention.  Pass loans are in compliance with loan covenants, and payments are generally made as agreed.  Pass loans range from superior quality to fair quality.

Business Banking Grading System

Business Banking loans are graded as either Classified or Non-classified:

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

The following tables illustrate the Company’s credit quality by loan class as of September 30, 2011 and December 31, 2010:

Credit Quality Indicators
As of September 30, 2011

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$472,797	$704,232	$55,156	$28,100	$1,260,285
Special Mention	4,616	29,881	1,163	73	35,733
Substandard	31,289	54,452	8,199	4,833	98,773
Doubtful	504	-	76	-	580
Total	$509,206	$788,565	$64,594	$33,006	$1,395,371

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking				Total
Non-classified	$234,337				$234,337
Classified	18,027				18,027
Total	$252,364				$252,364

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$860,868	$543,596	$72,869		$1,477,332
Nonperforming	2,677	9,329	570		12,576
Total	$863,545	$552,925	$73,439		$1,489,908

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$559,974				$559,974
Nonperforming	10,474				10,474
Total	$570,448				$570,448

Credit Quality Indicators
As of December 31, 2010

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$441,834	$654,974	$61,195	$30,483	$1,188,486
Special Mention	4,830	35,461	660	936	41,887
Substandard	21,091	46,800	5,606	4,518	78,015
Doubtful	-	-	95	-	95
Total	$467,755	$737,235	$67,556	$35,937	$1,308,483

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking				Total
Non-classified	$253,120				$253,120
Classified	18,768				18,768
Total	$271,888				$271,888

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$826,956	$569,283	$76,237		$1,472,476
Nonperforming	1,971	6,395	399		8,765
Total	$828,927	$575,678	$76,636		$1,481,241

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$539,743				$539,743
Nonperforming	8,651				8,651
Total	$548,394				$548,394

Modifications

The Company’s loan portfolio includes certain loans that have been modified in a TDR, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

When the Company modifies a loan, management evaluates any possible impairment based on the present value of the expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral.  In these cases, management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows.  If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized by segment or class of loan as applicable, through an allowance estimate or a charge-off to the allowance.  Segment and class status is determined by the loan’s classification at origination.

Modifications made during the three month period ending September 30, 2011 consisted of three commercial loans totaling $0.7 million.   Modifications made during the nine month period ending September 30, 2011 consisted of twenty-five home equity modifications totaling $2.4 million and four residential real estate mortgages totaling $0.8 million, in addition to the three aforementioned commercial loan modifications.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged.  During the three month period ending September 30, 2011 there were no subsequent defaults on previously modified loans.  During the nine months ended September 30, 2011, there were six home equity loans classified as TDRs totaling $0.6 million and two residential real estate loans classified as TDRs totaling $0.4 million that subsequently defaulted on their renegotiated terms.

As a result of adopting the amendments in Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310)”, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as TDRs.  The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.  Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35 and evaluated TDRs for impairment in accordance with the Company’s methodology used to establish the allowance for loan and lease losses on impaired loans. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  Adoption of this amendment had no material impact on the Company’s measured of impairment on these loans.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended September 30,	2011	2010
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	33,324	34,296
Net income available to common shareholders	15,217	14,570
Basic EPS	$0.46	$0.42
Diluted EPS:
Weighted average common shares outstanding	33,324	34,296
Dilutive effect of common stock options and restricted stock	243	217
Weighted average common shares and common share equivalents	33,567	34,513
Net income available to common shareholders	15,217	14,570
Diluted EPS	$0.45	$0.42

Nine months ended September 30,	2011	2010
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	33,897	34,271
Net income available to common shareholders	44,179	42,970
Basic EPS	$1.30	$1.25
Diluted EPS:
Weighted average common shares outstanding	33,897	34,271
Dilutive effect of common stock options and restricted stock	262	211
Weighted average common shares and common share equivalents	34,159	34,482
Net income available to common shareholders	44,179	42,970
Diluted EPS	$1.29	$1.25

There were 1,651,159 stock options for the quarter ended September 30, 2011 and 1,476,461 stock options for the quarter ended September 30, 2010 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,239,021 stock options for the nine months ended September 30, 2011 and 1,433,276 stock options for the nine months ended September 30, 2010 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.                      Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at September 30, 2011.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds and mutual funds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of expense for Pension Benefits and Other Benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
Components of net periodic benefit cost:	2011	2010	2011	2010
Service cost	$668	$749	$5	$2
Interest cost	874	966	57	65
Expected return on plan assets	(1,914)	(1,568)	-	-
Net amortization	408	273	9	15
Total cost (benefit)	$36	$420	$71	$82

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic benefit cost:	2011	2010	2011	2010
Service cost	$2,003	$1,674	$15	$12
Interest cost	2,621	2,710	171	171
Expected return on plan assets	(5,742)	(5,124)	-	-
Net amortization	1,221	1,076	27	(1)
Total cost (benefit)	$103	$336	$213	$182

The Company is not required to make contributions to the plans in 2011, and did not do so during the nine months ended September 30, 2011.  The Company recorded approximately $0.3 million and $0.7 million, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Income during the three and nine months ended September 30, 2011, respectively.

Market conditions can result in an unusually high degree of volatility and increase the risks and short term liquidity associated with certain investments held by the Company’s defined benefit pension plan (“the Plan”) which could impact the value of these investments.

Note 8.                      Trust Preferred Debentures

CNBF Capital Trust I is a Delaware statutory business trust formed in 1999, for the purpose of issuing $18 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust I is a Delaware statutory business trust formed in 2005, for the purpose of issuing $5 million in trust preferred securities and lending the proceeds to the Company.  NBT Statutory Trust II is a Delaware statutory business trust formed in 2006, for the purpose of issuing $50 million in trust preferred securities and lending the proceeds to the Company to provide funding for the acquisition of CNB Bancorp, Inc. These three statutory business trusts are collectively referred herein to as “the Trusts.”  The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.  The Trusts are variable interest entities (“VIEs”) for which the Company is not the primary beneficiary, as defined by U.S. GAAP.  In accordance with U.S. GAAP, the accounts of the Trusts are not included in the Company’s consolidated financial statements.  On January 1, 2010, the Company adopted ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“Topic 810”), which had no impact on the Company’s financial statements.

As of September 30, 2011, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

For the nine months ended September 30, 2011, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

September 30, 2011:	Quoted Prices in Active Marketsfor Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September30,2011
Assets:
Securities Available for Sale:
U.S. Treasury	82,342	-	-	82,342
Federal Agency	-	220,649	-	220,649
State & municipal	-	107,762	-	107,762
Mortgage-backed	-	323,429	-	323,429
Collateralized mortgage obligations	-	404,928	-	404,928
Corporate	-	20,097	-	20,097
Other securities	8,283	2,062	-	10,345
Total Securities Available for Sale	$90,625	$1,078,927	$-	$1,169,552

Trading Securities	2,965	-	-	2,965
Total	$93,590	$1,078,927	$-	$1,172,517

December 31, 2010:	Quoted Prices in Active Marketsfor Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets:
Securities Available for Sale:
U.S. Treasury	$91,280	$-	$-	$91,280
Federal Agency	-	349,750	-	349,750
State & municipal	-	114,937	-	114,937
Mortgage-backed	-	244,808	-	244,808
Collateralized mortgage obligations	-	297,888	-	297,888
Corporate	-	20,489	-	20,489
Other securities	8,190	2,026	-	10,216
Total Securities Available for Sale	$99,470	$1,029,898	$-	$1,129,368

Trading Securities	2,808	-	-	2,808
Total	$102,278	$1,029,898	$-	$1,132,176

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, lease residuals, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the nine month period ended September 30, 2011 was related to impaired loans.  During the nine month period ended September 30, 2011, the Company did not establish additional specific reserves on impaired loans.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$191,945	$191,945	$168,792	$168,792
Securities available for sale	1,169,552	1,169,552	1,129,368	1,129,368
Securities held to maturity	72,959	74,448	97,310	98,759
Trading securities	2,965	2,965	2,808	2,808
Loans (1)	3,708,090	3,733,216	3,610,006	3,626,603
Less allowance for loan losses	71,334	-	71,234	-
Net loans	3,636,756	3,733,216	3,538,772	3,626,603
Accrued interest receivable	17,336	17,336	19,130	19,130
Financial liabilities
Savings, NOW, and money market	$2,365,359	$2,365,359	$2,291,833	$2,291,833
Time deposits	871,152	881,194	930,778	943,988
Noninterest bearing	1,028,553	1,028,553	911,741	911,741
Short-term borrowings	158,285	158,285	159,434	159,434
Long-term debt	370,347	430,745	369,874	423,350
Accrued interest payable	3,904	3,904	4,356	4,356
Trust preferred debentures	75,422	75,422	75,422	71,148

(1)  Lease receivables, although excluded from the scope of ASC 825-10-50-10, are included in the estimated fair value  amounts at their carrying amounts.

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

Note 10.           Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2011
U.S. Treasury	$81,088	$1,254	$-	$82,342
Federal Agency	219,800	940	91	220,649
State & municipal	103,281	4,610	129	107,762
Mortgage-backed	307,996	15,433	-	323,429
Collateralized mortgage obligations	396,763	8,203	38	404,928
Corporate	20,000	97	-	20,097
Other securities	8,926	1,654	235	10,345
Total securities available for sale	$1,137,854	$32,191	$493	$1,169,552
December 31, 2010
U.S. Treasury	$91,338	$424	$482	$91,280
Federal Agency	350,641	1,905	2,796	349,750
State & municipal	113,821	1,771	655	114,937
Mortgage-backed	233,861	11,666	719	244,808
Collateralized mortgage obligations	293,565	6,574	2,251	297,888
Corporate	20,005	484	-	20,489
Other securities	8,059	2,162	5	10,216
Total securities available for sale	$1,111,290	$24,986	$6,908	$1,129,368

In the available for sale category at September 30, 2011, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $286.5 million and a fair value of $300.0 million and US Government Agency securities with an amortized cost of $21.5 million and a fair value of $23.5 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $329.4 million and a fair value of $334.8 million and US Government Agency securities with an amortized cost of $67.4 million and a fair value of $70.1 million.

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

Proceeds from the sales of securities available for sale were nominal during the nine months ended September 30, 2011, and gains on the sales were negligible.  Proceeds from the sales of securities available for sale totaled $5.4 million during the nine month period ending September 30, 2010.  Gains on these sales totaled $1.2 million for the nine months ended September 30, 2010.

Securities available for sale with amortized costs totaling $1.2 billion at September 30, 2011 and $0.9 billion at December 31, 2010, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at September 30, 2011 and December 31, 2010, securities available for sale with an amortized cost of $208.4 million and $187.7 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
September 30, 2011
Mortgage-backed	$1,520	$206	$-	$1,726
State & municipal	71,439	1,283	-	72,722
Total securities held to maturity	$72,959	$1,489	$-	$74,448
December 31, 2010
Mortgage-backed	$1,719	$200	$-	$1,919
State & municipal	95,591	1,249	-	96,840
Total securities held to maturity	$97,310	$1,449	$-	$98,759

The following table sets forth information with regard to investment securities with unrealized losses at September 30, 2011 and December 31, 2010:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

September 30, 2011
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	19,909	(91)	2	-	-	-	19,909	(91)	2
State & municipal	1,145	(10)	3	5,819	(119)	15	6,964	(129)	18
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	19,487	(38)	1	-	-	-	19,487	(38)	1
Other securities	2,012	(235)	5	-	-	-	2,012	(235)	5
Total securities with unrealized losses	$42,553	$(374)	11	$5,819	$(119)	15	$48,372	$(493)	26

December 31, 2010
U.S. Treasury	$40,741	$(482)	4	$-	$-	-	$40,741	$(482)	4
Federal agency	147,012	(2,796)	12	-	-	-	147,012	(2,796)	12
State & municipal	22,273	(317)	31	7,533	(338)	19	29,806	(655)	50
Mortgage-backed	44,340	(719)	3	-	-	-	44,340	(719)	3
Collateralized mortgage obligations	72,595	(2,251)	3	-	-	-	72,595	(2,251)	3
Other securities	95	(5)	1	-	-	-	95	(5)	1
Total securities with unrealized losses	$327,056	$(6,570)	54	$7,533	$(338)	19	$334,589	$(6,908)	73

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of September 30, 2011, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of September 30, 2011, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at September 30, 2011:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$43,783	$43,991
From one to five years	279,220	281,774
From five to ten years	250,065	260,303
After ten years	555,860	573,139
	$1,128,928	$1,159,207
Debt securities classified as held to maturity
Within one year	$26,115	$26,163
From one to five years	35,194	36,284
From five to ten years	8,035	8,179
After ten years	3,615	3,822
	$72,959	$74,448

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government related securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2011.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for an understanding of the following discussion and analysis.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results of the full year ending December 31, 2011 or any future period.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first nine months of 2011:

•
Net income for the nine months ended September 30, 2011 was $44.2 million, up $1.2 million, or 2.8%, from the nine months ended September 30, 2010.  Net income per diluted share for the nine months ended September 30, 2011 was $1.29 per share, up $0.04 from the nine months ended September 30, 2010.

•	Net interest margin (on a fully taxable equivalent basis (“FTE”)) was 4.13% for the nine months ended September 30, 2011 as compared to 4.17% for the same period in 2010.

•	Certain capital ratios decreased slightly during the nine months ended September 30, 2011 due in large part to the repurchase of approximately $30.5 million of common stock:

●	Tier 1 Leverage ratio increased from 9.16% to 9.21%

●	Tier 1 Capital ratio decreased from 12.44% to 12.00%

●	Total Risk-Based Capital Ratio decreased from 13.70% to 13.25%

•	Past due loans as a percentage of total loans improved notably to 0.68% at September 30, 2011, as compared with 0.86% at December 31, 2010.

•	Net charge-offs were 0.55% of average loans and leases for the first nine months of 2011, down 10 bps from 0.65% for the first nine months of 2010.

•	The provision for loan and lease losses was $15.2 million for the nine months ended September 30, 2011, down from $23.1 million for the same period in 2010.

•	Annualized return on average assets was 1.09% for the nine months ended September 30, 2011, up from 1.05% for the nine months ended September 30, 2010.

•
Noninterest income decreased slightly from $61.7 million for the nine months ended September 30, 2010 to $60.2 million for the nine months ended September 30, 2011.  Service charges on deposit accounts were down $2.3 million, or 12.6%, for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010 as a result of the effects of implementing new regulations regarding overdraft fees in the third quarter of 2010.  This decrease was offset by increases in insurance and other financial services revenue, trust income, and ATM and debit card fees.

•
Continued strategic expansion with the successful acquisition of four branches in Berkshire County, Massachusetts on October 21, 2011, and the announcement of the purchase of three additional branches in Greene County, New York and deposits and loans in Schoharie County, New York on October 25, 2011.  This transaction is expected to close during the first quarter of 2012, subject to regulatory approval

The following table depicts several annualized measurements of performance using U.S. GAAP net income that management reviews in analyzing the Company’s performance. Returns on average assets and average equity measure how effectively an entity utilizes its total resources and capital, respectively. Net interest margin, which is the net federal taxable equivalent (FTE) interest income divided by average earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.

2011	First Quarter	Second Quarter	Third Quarter	Nine Months
Return on average assets (ROAA)	1.08%	1.09%	1.12%	1.09%
Return on average equity (ROAE)	10.78%	10.86%	11.21%	10.95%
Net Interest Margin	4.11%	4.13%	4.14%	4.13%

2010
Return on average assets (ROAA)	1.03%	1.06%	1.07%	1.05%
Return on average equity (ROAE)	11.05%	11.09%	10.89%	11.01%
Net Interest Margin	4.21%	4.14%	4.15%	4.17%

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

FTE net interest income decreased $0.4 million, or 0.8%, during the three months ended September 30, 2011, compared to the same period of 2010.  The decrease in FTE net interest income resulted primarily from a decrease in the yield on interest earning assets of 27 bp to 4.90% for the three months ended September 30, 2011 from 5.17% for the same period in 2010.  This decrease was partially offset by a decrease of 28 bp on the rate paid on interest bearing liabilities for the three months ended September 30, 2011 period as compared to the same period in 2010. The interest rate spread increased to 3.91% during the three months ended September 30, 2011 compared to 3.90% for the same period in 2010.  The net interest margin decreased by 1 bp to 4.14% for the three months ended September 30, 2011, compared with 4.15% for the same period in 2010.

For the three months ended September 30, 2011, total interest income decreased $3.5 million, or 5.6%, from the same period in 2010 primarily as a result of the decrease in the yield earned on earning assets.  The yield on securities available for sale decreased 54 bp to 2.95% for the three months ended September 30, 2011 from 3.49% for the three months ended September 30, 2010.  This decrease was due to the decreasing rate environment from September 30, 2010 to September 30, 2011 resulting in reinvestment of cash flows from maturing securities into lower yielding securities.  In addition, the yield on loans and leases decreased 34 bp to 5.51% for the three months ended September 30, 2011 from 5.85% for the three months ended September 30, 2010.  Average interest earning assets decreased approximately $25.8 million, or 0.5%, for the three months ended September 30, 2011 as compared to the same period in 2010, which also contributed to the decrease in total interest income.

For the three months ended September 30, 2011, total interest expense decreased $3.3 million, or 25.7%, from the three months ended September 30, 2010.  This decrease was due in large part to a decrease in average interest bearing liabilities of $177.1 million, or 4.5%, for the three months ended September 30, 2011 as compared with the three months ended September 30, 2010.  The lower average balance was due primarily to a decrease in average long-term debt for the three months ended September 30, 2011 as the Company paid down long term borrowings in the second half of 2010, in addition to lower total average interest bearing deposits, which decreased $115.6 million, or 3.5%, for the three months ended September 30, 2011 when compared to the same period in 2010.

The aforementioned decrease in total interest expense was also due to the decrease in the rate paid on average interest bearing liabilities from 1.27% for the three months ended September 30, 2010 to 0.99% for the three months ended September 30, 2011.  The rate paid on average interest bearing deposits decreased 20 bp from 0.87% for the three months ended September 30, 2010 to 0.67% for the same period in 2011.  The rate paid on average time deposits decreased from 2.00% for the three months ended September 30, 2010 to 1.75% for the three months ended September 30, 2011.  The rate paid on average money market deposit accounts decreased from 0.53% for the three months ended September 30, 2010 to 0.31% for the three months ended September 30, 2011.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Total average borrowings, including trust preferred debentures, decreased $61.4 million, or 9.0%, for the three months ended September 30, 2011 compared with the same period in 2010, primarily due to the aforementioned pay down of long term borrowings.  Given the funds sold position, the Company elected to prepay FHLB borrowings during 2009 and 2010.  The rate paid on long-term debt decreased slightly to 3.88% for the three months ended September 30, 2011 as compared to 3.90% for the three months ended September 30, 2010.  As a result of the decrease in the average balance, interest paid on long-term debt decreased $0.8 million, or 17.2%, for the three months ended September 30, 2011 as compared to the same period in 2010.

FTE net interest income decreased $3.0 million, or 1.9%, during the nine months ended September 30, 2011, compared to the same period of 2010.  The decrease in FTE net interest income resulted primarily from a decrease in the yield on interest earning assets of 33 bp to 4.94% for the nine months ended September 30, 2011 from 5.27% for the same period in 2010.  This decrease was partially offset by a decrease of 31 bp on the rate paid on interest bearing liabilities for the nine months ended September 30, 2011 period as compared to the same period in 2010. The interest rate spread decreased 2 bp during the nine months ended September 30, 2011 compared to the same period in 2010.  The net interest margin decreased by 4 bp to 4.13% for the nine months ended September 30, 2011, compared with 4.17% for the same period in 2010.

For the nine months ended September 30, 2011, total interest income decreased $13.3 million, or 6.9%, from the same period in 2010 primarily as a result of the decrease in the yield earned on earning assets.  The yield on securities available for sale decreased 68 bp to 3.06% for the nine months ended September 30, 2011 from 3.74% for the nine months ended September 30, 2010.  This decrease was due to the decreasing rate environment from September 30, 2010 to September 30, 2011 resulting in reinvestment of cash flows from maturing securities into lower yielding securities.  In addition, the yield on loans and leases decreased 29 bp to 5.63% for the nine months ended September 30, 2011 from 5.92% for the nine months ended September 30, 2010.  Average interest earning assets decreased approximately $48.9 million, or 1.0%, for the nine months ended September 30, 2011 as compared to the same period in 2010, which also contributed to the decrease in total interest income.

For the nine months ended September 30, 2011, total interest expense decreased $11.0 million, or 26.7%, from the nine months ended September 30, 2010.  This decrease was due in large part to a decrease in average interest bearing liabilities of $217.8 million, or 5.4%, for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010.  The lower average balance was due primarily to a decrease in average long-term debt for the nine months ended September 30, 2011 as the Company paid down long term borrowings in the second half of 2010, in addition to lower total average interest bearing deposits, which decreased $94.7 million, or 2.8%, for the nine months ended September 30, 2011 when compared to the same period in 2010.

The aforementioned decrease in total interest expense was also due to the decrease in the rate paid on average interest bearing liabilities from 1.36% for the nine months ended September 30, 2010 to 1.05% for the nine months ended September 30, 2011.  The rate paid on average interest bearing deposits decreased 21 bp from 0.94% for the nine months ended September 30, 2010 to 0.73% for the same period in 2011.  The rate paid on average time deposits decreased from 2.10% for the nine months ended September 30, 2010 to 1.83% for the nine months ended September 30, 2011.  The rate paid on average money market deposit accounts decreased from 0.62% for the nine months ended September 30, 2010 to 0.37% for the nine months ended September 30, 2011.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Total average borrowings, including trust preferred debentures, decreased $123.1 million, or 17.0%, for the nine months ended September 30, 2011 compared with the same period in 2010, primarily due to the aforementioned pay down of long term borrowings.  Given the funds sold position, the Company elected to prepay FHLB borrowings during 2009 and 2010.  The rate paid on long-term debt increased slightly to 3.90% for the nine months ended September 30, 2011 as compared to 3.89% for the nine months ended September 30, 2010.  As a result of the decrease in the average balance, interest paid on long-term debt decreased $3.5 million, or 24.5%, for the nine months ended September 30, 2011 as compared to the same period in 2010.

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

Three Months ended September 30,
		2011			2010
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$25,088	$11	0.17%	$132,734	$77	0.23%
Securities available for sale (1)(excluding unrealized gains or losses)	1,120,083	8,317	2.95%	1,052,985	9,258	3.49%
Securities held to maturity (1)	74,482	1,026	5.46%	111,140	1,364	4.87%
Investment in FRB and FHLB Banks	27,022	329	4.84%	30,638	405	5.23%
Loans and leases (2)	3,686,693	51,227	5.51%	3,631,637	53,506	5.85%
Total interest earning assets	$4,933,368	$60,910	4.90%	$4,959,134	$64,610	5.17%
Other assets	442,275			437,542
Total assets	$5,375,643			$5,396,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,036,572	$811	0.31%	$1,078,771	$1,445	0.53%
NOW deposit accounts	631,284	483	0.30%	665,893	616	0.37%
Savings deposits	615,168	170	0.11%	564,847	217	0.15%
Time deposits	882,896	3,888	1.75%	972,049	4,896	2.00%
Total interest bearing deposits	$3,165,920	$5,352	0.67%	$3,281,560	$7,174	0.87%
Short-term borrowings	172,370	56	0.13%	159,480	91	0.23%
Trust preferred debentures	75,422	394	2.07%	75,422	1,046	5.50%
Long-term debt	370,349	3,621	3.88%	444,681	4,374	3.90%
Total interest bearing liabilities	$3,784,061	$9,423	0.99%	$3,961,143	$12,685	1.27%
Demand deposits	983,318			827,358
Other liabilities	69,860			77,590
Stockholders' equity	538,404			530,585
Total liabilities and stockholders' equity	$5,375,643			$5,396,676
Net interest income (FTE)		51,487			51,925
Interest rate spread			3.91%			3.90%
Net interest margin			4.14%			4.15%
Taxable equivalent adjustment		1,126			1,298
Net interest income		$50,361			$50,627

(1) Securities are shown at average amortized cost
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Nine Months ended September 30,
		2011			2010
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$97,973	$191	0.26%	$121,211	$219	0.24%
Securities available for sale (1)(excluding unrealized gains or losses)	1,105,777	25,330	3.06%	1,085,171	30,326	3.74%
Securities held to maturity (1)	84,660	3,353	5.29%	138,339	4,702	4.54%
Investment in FRB and FHLB Banks	27,112	1,084	5.34%	32,840	1,329	5.40%
Loans and leases (2)	3,650,667	153,678	5.63%	3,637,532	161,097	5.92%
Total interest earning assets	$4,966,189	$183,636	4.94%	$5,015,093	$197,673	5.27%
Other assets	428,959			440,752
Total assets	$5,395,148			$5,455,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,070,971	$2,937	0.37%	$1,100,904	$5,085	0.62%
NOW deposit accounts	667,012	1,745	0.35%	692,178	2,207	0.43%
Savings deposits	599,173	517	0.12%	551,662	623	0.15%
Time deposits	911,161	12,491	1.83%	998,257	15,712	2.10%
Total interest bearing deposits	$3,248,317	$17,690	0.73%	$3,343,001	$23,627	0.94%
Short-term borrowings	153,857	166	0.14%	156,248	338	0.29%
Trust preferred debentures	75,422	1,683	2.98%	75,422	3,106	5.51%
Long-term debt	369,930	10,783	3.90%	490,622	14,289	3.89%
Total interest bearing liabilities	$3,847,526	$30,322	1.05%	$4,065,293	$41,360	1.36%
Demand deposits	940,332			789,160
Other liabilities	67,968			79,531
Stockholders' equity	539,322			521,861
Total liabilities and stockholders' equity	$5,395,148			$5,455,845
Net interest income (FTE)		153,314			156,313
Interest rate spread			3.89%			3.91%
Net interest margin			4.13%			4.17%
Taxable equivalent adjustment		3,537			4,284
Net interest income		$149,777			$152,029

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended September 30,
	Increase (Decrease)
	2011 over 2010
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(51)	$(15)	$(66)
Securities available for sale	3,047	(3,988)	(941)
Securities held to maturity	(1,213)	875	(338)
Investment in FRB and FHLB Banks	(46)	(30)	(76)
Loans and leases	4,603	(6,882)	(2,279)
Total interest income	6,340	(10,040)	(3,700)

Money market deposit accounts	(55)	(579)	(634)
NOW deposit accounts	(31)	(102)	(133)
Savings deposits	105	(152)	(47)
Time deposits	(425)	(583)	(1,008)
Short-term borrowings	44	(79)	(35)
Trust preferred debentures	-	(652)	(652)
Long-term debt	(727)	(26)	(753)
Total interest expense	(1,089)	(2,173)	(3,262)

Change in FTE net interest income	$7,429	$(7,867)	$(438)

Nine months ended September 30,
	Increase (Decrease)
	2011 over 2010
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(53)	$25	$(28)
Securities available for sale	917	(5,913)	(4,996)
Securities held to maturity	(2,403)	1,054	(1,349)
Investment in FRB and FHLB Banks	(229)	(16)	(245)
Loans and leases	945	(8,364)	(7,419)
Total interest income	(823)	(13,214)	(14,037)

Money market deposit accounts	(135)	(2,013)	(2,148)
NOW deposit accounts	(78)	(384)	(462)
Savings deposits	77	(183)	(106)
Time deposits	(1,299)	(1,922)	(3,221)
Short-term borrowings	(5)	(167)	(172)
Trust preferred debentures	-	(1,423)	(1,423)
Long-term debt	(3,526)	20	(3,506)
Total interest expense	(4,966)	(6,072)	(11,038)

Change in FTE net interest income	$4,143	$(7,142)	$(2,999)

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
(in thousands)
Service charges on deposit accounts	$5,532	$5,953	$16,059	$18,384
Insurance and other financial services revenue	5,127	4,595	15,925	14,540
Trust	2,090	1,786	6,384	5,461
Net securities gains	12	1,120	98	1,211
Bank owned life insurance	674	655	2,369	2,444
ATM and debit card fees	3,135	2,660	8,731	7,489
Retirement plan administration fees	2,295	2,612	6,734	7,597
Other	1,329	1,610	3,881	4,526
Total noninterest income	$20,194	$20,991	$60,181	$61,652

Noninterest income for the three months ended September 30, 2011 was $20.2 million, down slightly from $21.0 million for the same period in 2010.  Insurance and other financial services revenue increased approximately $0.5 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due primarily to the acquisition of an insurance agency during the second quarter of 2011.  ATM and debit card fees also increased approximately $0.5 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 due to an increase in card usage as well as a change in the fee structure on foreign ATM transactions.  Trust revenue increased approximately $0.3 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due primarily to the addition of new business generated from markets where we have recently expanded, and an increase in the fair market value of trust assets under administration.    These increases were offset by a decrease in service charges on deposit accounts of approximately $0.4 million, or 7.1%, for the three months ended September 30, 2011, as compared with the same period in 2010.  The decrease in service charges was the result of a decrease in overdraft activity due to customer awareness and the current state of the economy.  In addition, retirement plan administration fees decreased by $0.3 million, or 12.1%, for the three months ended September 30, 2011 as compared to the same period in 2010, driven by the loss of one client in the fourth quarter of 2010.  This decrease was partially offset by increases from new business and market-based fees during 2011.  Net securities gains decreased by $1.1 million for the three months ended September 30, 2011 as compared to the same period in 2010 due to gains on certain securities sales during the third quarter of 2010.

Noninterest income for the nine months ended September 30, 2011 was $60.2 million, down slightly from $61.7 million for the same period in 2010.  Insurance and other financial services revenue increased approximately $1.4 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due primarily to the aforementioned acquisition of an insurance agency during the second quarter of 2011 and an increase in brokerage commission revenue due to new business.  ATM and debit card fees increased approximately $1.2 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 due to an increase in card usage as well as a change in the fee structure on foreign ATM transactions.  Trust revenue increased approximately $0.9 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due primarily to the addition of new business generated from markets where we have recently expanded, and an increase in the fair market value of trust assets under administration.    These increases were offset by a decrease in service charges on deposit accounts of approximately $2.3 million, or 12.6%, for the nine months ended September 30, 2011, as compared with the same period in 2010.  The decrease in service charges was the result of a decrease in overdraft activity due to the effects of implementing new regulations regarding overdraft fees in the third quarter of 2010, as well as the current state of the economy.  In addition, retirement plan administration fees decreased by $0.9 million, or 11.4%, for the nine months ended September 30, 2011 as compared to the same period in 2010, driven by the loss of one client in the fourth quarter of 2010.  This decrease was partially offset by increases from new business and market-based fees during 2011.  Net securities gains decreased by $1.1 million for the nine months ended September 30, 2011 as compared to the same period in 2010 due to gains on certain securities sales in 2010.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
(in thousands)
Salaries and employee benefits	$25,068	$24,090	$74,107	$70,518
Occupancy	3,887	3,709	12,396	11,527
Equipment	2,288	2,053	6,658	6,194
Data processing and communications	3,054	2,971	9,085	9,454
Professional fees and outside services	2,215	2,068	6,369	6,543
Office supplies and postage	1,531	1,542	4,418	4,538
Amortization of intangible assets	782	767	2,286	2,328
Loan collection and other real estate owned	676	548	1,838	2,275
Advertising	685	730	2,286	2,221
FDIC expenses	920	1,621	3,381	4,734
Prepayment penalty on long-term debt	-	1,205	-	1,205
Other	3,940	3,380	10,440	9,504
Total noninterest expense	$45,046	$44,684	$133,264	$131,041

Noninterest expense for the three months ended September 30, 2011 was $45.0 million, up slightly from $44.7 million, or 0.8%, for the same period in 2010.  Salaries and employee benefits increased $1.0 million, or 4.1%, for the three months ended September 30, 2011, compared with the same period in 2010.  This increase was due primarily to increases in full-time-equivalent employees, merit increases and other employee benefits.  Other operating expenses increased approximately $0.6 million for the three months ended September 30, 2011, as compared to the same period in 2010, primarily as a result of flood and merger related expenses during the third quarter of 2011.  These increases were offset by a decrease in Federal Deposit Insurance Corporation (FDIC) premium expenses of approximately $0.7 million for the three months ended September 30, 2011 as compared to the same period in 2010, due to the FDIC redefining the deposit insurance assessment base.  In addition, the Company incurred a debt prepayment penalty of $1.2 million to pay off long-term debt during the third quarter of 2010, while no prepayment penalties were incurred for the same period in 2011.

Noninterest expense for the nine months ended September 30, 2011 was $133.3 million, up from $131.0 million, or 1.7%, for the same period in 2010.  Salaries and employee benefits increased $3.6 million, or 5.1%, for the nine months ended September 30, 2011, compared with the same period in 2010.  This increase was due primarily to increases in full-time-equivalent employees, merit increases and other employee benefits.  In addition, occupancy expenses increased approximately $0.9 million for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to continued branch expansion and expenses related to the harsh winter.  Other operating expenses increased approximately $0.9 million for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily as a result of flood and merger related expenses during the third quarter of 2011.

These increases were partially offset by a decrease in FDIC premium expenses of approximately $1.4 million for the first nine months of 2011 as compared to the same period in 2010 due to the aforementioned FDIC redefined deposit insurance assessment base.  In addition, the Company incurred a debt prepayment penalty of $1.2 million to pay off long-term debt during the third quarter of 2010, while no prepayment penalties were incurred for the same period in 2011.  Data processing and communications expenses decreased approximately $0.4 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.  This decrease was due to the renegotiation of a data processing contract resulting in a decrease in processing fees.  In addition, loan collection and other real estate owned expenses decreased approximately $0.4 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due primarily to a reduction in properties classified as other real estate owned resulting in a reduction in maintenance expenses on those properties.

Income Taxes

Income tax expense for the three month period ended September 30, 2011 was $5.1 million, up from $4.8 million for the same period in 2010.  The effective tax rate was 25.2% for the three months ended September 30, 2011, as compared to 24.9% for the same period in 2010.  During the three months ended September 30, 2011, a reduction in the Company’s tax provision was driven by a reduction of tax reserves of $0.8 million, no longer required due to the expiration of the related statute of limitations.

Income tax expense for the nine month period ended September 30, 2011 was $17.4 million, up from $16.5 million for the same period in 2010.  The effective tax rate was 28.2% for the nine months ended September 30, 2011, as compared to 27.8% for the same period in 2010.

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

Average total earning securities decreased $30.4 million, or 2.6%, for the three months ended September 30, 2011 when compared to the same period in 2010.  The average balance of securities available for sale increased $67.1 million, or 6.4%, for the three months ended September 30, 2011 when compared to the same period in 2010.  The average balance of securities held to maturity decreased $36.7 million, or 33.0%, for the three months ended September 30, 2011, compared to the same period in 2010.  This decrease was due primarily to the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 24.2% of total average earning assets for the three months ended September 30, 2011, up from 23.5% for the same period in 2010.

Average total earning securities decreased $33.1 million, or 2.7%, for the nine months ended September 30, 2011 when compared to the same period in 2010.  The average balance of securities available for sale increased $20.6 million, or 1.9%, for the nine months ended September 30, 2011 when compared to the same period in 2010.  The average balance of securities held to maturity decreased $53.7 million, or 38.8%, for the nine months ended September 30, 2011, compared to the same period in 2010.  This decrease was due primarily to the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 24.0% of total average earning assets for the nine months ended September 30, 2011, down from 24.4% for the same period in 2010.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	September 30, 2011	December 31, 2010
Mortgage-backed securities:
With maturities 15 years or less	22%	16%
With maturities greater than 15 years	3%	4%
Collateral mortgage obligations	32%	24%
Municipal securities	14%	17%
US agency notes	24%	35%
Other	5%	4%
Total	100%	100%

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

During the nine months ended September 30, 2011, the Company experienced a shift from U.S. agency notes to mortgage-backed securities and collateral mortgage obligations.  As of September 30, 2011, mortgage-backed securities with maturities of 15 years or less comprised 22% of the securities portfolio as compared to 16% as of December 31, 2010.  As of September 30, 2011, US agency notes comprised 24% of the Company’s securities as compared to 35% as of December 31, 2010.

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	September 30, 2011	December 31, 2010
Residential real estate mortgages	$570,448	$548,394
Commercial	608,675	577,731
Commercial real estate mortgages	867,258	844,458
Real estate construction and development	66,054	45,444
Agricultural and agricultural real estate mortgages	105,747	112,738
Consumer	936,983	905,563
Home equity	552,925	575,678
Total loans and leases	$3,708,090	$3,610,006

Total loans and leases increased by $98.1 million, or 2.7%, at September 30, 2011 from December 31, 2010, and represent approximately 67.7% of assets, as compared to 67.6% of total assets at December 31, 2010.  Commercial loans increased approximately $30.9 million, or 5.4%, from December 31, 2010 to September 30, 2011.  Real estate construction and development loans increased by approximately $20.6 million, or 45.4%, from December 31, 2010 to September 30, 2011, due primarily to the origination of three large construction loans during the nine months ended September 30, 2011.  These increases were slightly offset by a decrease in home equity loans of approximately $22.8 million, or 4.0%, from December 31, 2010 to September 30, 2011.

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

After a thorough consideration and validation of the factors discussed above, required additions or reductions to the allowance for loan and lease losses are made periodically by charges or credits to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions or reductions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses related to commercial loans decreased by approximately $1.2 million from December 31, 2010 to September 30, 2011 due primarily to the charge-off of one large commercial credit during the period that had been specifically reserved for.  The allowance for loan and lease losses related to residential real estate mortgages increased by $1.3 million from December 31, 2010 to September 30, 2011, due primarily to environmental and economic conditions related to the September 2011 flood within the Company’s footprint.  The allowance for loan and lease losses to outstanding loans and leases decreased slightly to 1.92% as of September 30, 2011 as compared to 1.97% at December 31, 2010.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Allowance For Loan and Lease Losses
	Three months ended
(dollars in thousands)	September 30, 2011		September 30, 2010
Balance, beginning of period	$70,484		$70,300
Recoveries	940		929
Chargeoffs	(5,265)		(6,883)
Net chargeoffs	(4,325)		(5,954)
Provision for loan losses	5,175		7,529
Balance, end of period	$71,334		$71,875
Composition of Net Chargeoffs
Commercial and agricultural	$(1,327)	31%	$(2,555)	43%
Real estate mortgage	(43)	1%	(125)	2%
Consumer	(2,955)	68%	(3,274)	55%
Net chargeoffs	$(4,325)	100%	$(5,954)	100%
Annualized net chargeoffs to average loans and leases	0.47%		0.65%

Allowance For Loan and Lease Losses
	Nine months ended
(dollars in thousands)	September 30, 2011		September 30, 2010
Balance, beginning of period	$71,234		$66,550
Recoveries	3,070		3,674
Chargeoffs	(18,131)		(21,471)
Net chargeoffs	(15,061)		(17,797)
Provision for loan losses	15,161		23,122
Balance, end of period	$71,334		$71,875
Composition of Net Chargeoffs
Commercial and agricultural	$(5,891)	39%	$(7,461)	42%
Real estate mortgage	(553)	4%	(640)	4%
Consumer	(8,617)	57%	(9,696)	54%
Net chargeoffs	$(15,061)	100%	$(17,797)	100%
Annualized net chargeoffs to average loans and leases	0.55%		0.65%

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

Nonperforming Assets
	September 30,		December 31,
(Dollars in thousands)	2011		2010
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$19,202	48%	$24,402	57%
Real estate mortgages	8,174	21%	8,338	20%
Consumer	7,882	20%	8,765	21%
Troubled debt restructured loans	4,494	11%	962	2%
Total nonaccrual loans	39,752	100%	42,467	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	239	5%	94	4%
Real estate mortgages	1,634	36%	919	40%
Consumer	2,652	59%	1,312	56%
Total loans 90 days or more past due and still accruing	4,525	100%	2,325	100%

Total nonperforming loans	44,277		44,792
Other real estate owned (OREO)	650		901
Total nonperforming assets	44,927		45,693
Total nonperforming loans to total loans and leases	1.19%		1.24%
Total nonperforming assets to total assets	0.82%		0.86%
Total allowance for loan and lease losses to nonperforming loans	161.11%		159.03%

Loans over 60 days past due but not over 90 days past due were 0.11% of total loans as of September 30, 2011, compared to 0.15% of total loans as of December 31, 2010.  In addition to nonperforming loans, the Company has also identified approximately $96.7 million in potential problem loans at September 30, 2011 as compared to $82.2 million at December 31, 2010.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At September 30, 2011, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans were up $14.5 million from December 31, 2011, due primarily to the migration of certain commercial credits to classified status, which management believes have been adequately reserved for in the allowance for loan and lease losses.  Nonaccrual home equity loans increased approximately $2.0 million from December 31, 2010 to September 30, 2011, due primarily to economic conditions.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan and lease losses of $5.2 million during the third quarter of 2011 compared with $7.5 million during the third quarter of 2010.  Annualized net charge-offs to average loans and leases for the three months ended September 30, 2011 were 0.47%, compared with 0.65% for three months ended September 30, 2010.  The Company’s allowance for loan and lease losses decreased slightly to 1.92% of loans and leases at September 30, 2011, compared with 1.97% at December 31, 2010.  Specific reserves on impaired loans totaled $0.2 million at September 30, 2011 and $2.2 million at December 31, 2010.  General allocations increased slightly to $71.1 million at September 30, 2011 from $69.0 million at December 31, 2010.

The Company recorded a provision for loan and lease losses of $15.2 million during the nine months ended September 30, 2011, which included additional provisions as a result of the September 2011 flooding in the Company’s geographic footprint, compared with $23.1 million during the nine months ended September 30, 2010.  Annualized net charge-offs to average loans and leases for the nine months ended September 30, 2011 were 0.55%, compared with 0.65% for nine months ended September 30, 2010.

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

Deposits

Total deposits were $4.3 billion at September 30, 2011, up $130.7 million, or 3.2%, from December 31, 2010.  Savings, NOW and money market accounts increased $73.5 million as of September 30, 2011 as compared with December 31, 2010.  Time deposits decreased $59.6 million, or 6.4%, from December 31, 2010 to September 30, 2011.  Demand deposits increased by $116.8 million, or 12.8%, from December 31, 2010 to September 30, 2011.

Total average deposits for the three months ended September 30, 2011 increased $40.3 million, or 1.0%, from the same period in 2010.  The Company experienced a decrease in average money market accounts of $42.2 million, or 3.9%, for the three months ended September 30, 2011 compared to the same period in 2010.  Average NOW accounts decreased $34.6 million, or 5.2%, for the three months ended September 30, 2011 as compared to the same period in 2010.  Average savings accounts increased $50.3 million, or 8.9%, for the three month period ending September 30, 2011 as compared to the same period in 2010.  This increase in average savings accounts was primarily due to a transition from a run-off of time deposit accounts into savings accounts, due to a decline in interest rates offered on time deposits.  Average time deposits decreased $89.2 million, or 9.2%, for the three months ended September 30, 2011 from the same period in 2010.  Average demand deposit accounts increased $156.0 million, or 18.9%, for the three months ended September 30, 2011 as compared to the same period in 2010.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Total average deposits for the nine months ended September 30, 2011 increased $56.5 million, or 1.4%, from the same period in 2010.  The Company experienced a decrease in average money market accounts of $29.9 million, or 2.7%, for the nine months ended September 30, 2011 compared to the same period in 2010.  Average NOW accounts decreased $25.2 million, or 3.6%, for the nine months ended September 30, 2011 as compared to the same period in 2010.  Average savings accounts increased $47.5 million, or 8.6%, for the nine month period ending September 30, 2011 as compared to the same period in 2010.  This increase in average savings accounts was primarily due to the aforementioned transition from a run-off of time deposit accounts into savings accounts, due to a decline in interest rates offered on time deposits.  Average time deposits decreased $87.1 million, or 8.7%, for the nine months ended September 30, 2011 from the same period in 2010.  Average demand deposit accounts increased $151.2 million, or 19.2%, for the nine months ended September 30, 2011 as compared to the same period in 2010.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $158.3 million at September 30, 2011 compared to $159.4 million at December 31, 2010.  Long-term debt was $370.3 million at September 30, 2011, as compared to $369.9 million at December 31, 2010.  For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $538.8 million represented 9.84% of total assets at September 30, 2011, compared with $533.6 million, or 9.99% as of December 31, 2010.  Under previously disclosed stock repurchase plans, the Company purchased 1,458,609 shares of its common stock during the nine month period ended September 30, 2011, for a total of $30.5 million at an average price of $20.91 per share.  On July 25, 2011, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to 1,000,000 shares (approximately 3%) of its outstanding common stock, effective July 25, 2011, as market conditions warrant in open market and privately negotiated transactions.  At September 30, 2011, there were 517,581 shares available for repurchase under this plan, which expires on December 31, 2013.  On October 24, 2011, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, effective October 24, 2011, as market conditions warrant in open market and privately negotiated transactions.  This plan expires on December 31, 2013.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2011 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	September 30, 2011	December 31, 2010
Tier 1 leverage ratio	9.21%	9.16%
Tier 1 capital ratio	12.00%	12.44%
Total risk-based capital ratio	13.25%	13.70%
Cash dividends as a percentage of net income	46.26%	48.04%
Per common share:
Book value	$16.28	$15.51
Tangible book value	$12.24	$11.67

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2011 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(1.73%)
-100	(1.06%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At September 30, 2011, the Company’s Basic Surplus measurement was 11.1% of total assets or $610 million as compared to the December 31, 2010 Basic Surplus of 9.7% or $517 million, and was above the Company’s minimum of 5% or $274 million set forth in its liquidity policies.  Since March 2009, the Company has been in a Fed Funds sold position as a result of excess liquidity.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2011, approximately $87.9 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At September 30, 2011 and December 31, 2010, FHLB advances outstanding totaled $343 million.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $328 million at September 30, 2011 and $284 million at December 31, 2010.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $276 million at September 30, 2011, or used to collateralize other borrowings, such as repurchase agreements.  At September 30, 2011 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $471 million.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08 "Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment".  ASU 2011-08 is intended to reduce complexity and costs of performing goodwill impairment tests by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments in ASU 2011-08 also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company is assessing the impact of ASU 2011-08 on its goodwill impairment testing procedures.

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

Item 4.  CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company's disclosure controls and procedures were effective.

There  were  no changes made in the Company's internal control over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

The Bank has been named as a defendant in a purported class action lawsuit arising from its assessment and collection of overdraft fees on its checking account customers. The complaint was filed in the Supreme Court of the State of New York, County of Delaware, on September 12, 2011 and alleges that the Bank engaged in certain unfair practices and failed to make adequate disclosure to customers concerning its overdraft fee assessment practices.  The complaint seeks certification of a class of national checking account holders who have incurred overdraft fees and a subclass of such customers who reside in New York.  In addition, the complaint seeks actual and punitive damages, disgorgement, interest and costs including attorneys' fees.  The Company believes the claims to be without merit and intends to defend the action vigorously.

There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

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

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
1/1/11 - 1/31/11	-	$-	-	976,190
2/1/11 - 2/28/11	-	-	-	976,190
3/1/11 - 3/31/11	107,871	21.96	107,871	868,319
4/1/11 - 4/30/11	21,050	22.29	21,050	847,269
5/1/11 - 5/31/11	306,756	21.90	306,756	540,513
6/1/11 - 6/30/11	540,513	21.47	540,513	-
7/1/11 - 7/31/11	86,288	21.74	86,288	913,712
8/1/11 - 8/31/11	36,046	21.97	36,046	877,666
9/1/11 - 9/30/11	360,085	18.53	360,085	517,581
Total	1,458,609	$20.91	1,458,609	517,581

(1)
Under previously disclosed stock repurchase plans, the Company purchased 1,458,609 shares of its common stock during the nine month period ended September 30, 2011, for a total of $30.5 million at an average price of $20.91 per share.  On July 25, 2011, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to 1,000,000 shares (approximately 3%) of its outstanding common stock, effective July 25, 2011, as market conditions warrant in open market and privately negotiated transactions.  At September 30, 2011, there were 517,581 shares available for repurchase under this plan, which expires on December 31, 2013.  On October 24, 2011, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, effective October 24, 2011, as market conditions warrant in open market and privately negotiated transactions.  This plan expires on December 31, 2013.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets-September 30, 2011 and December 31, 2010; (ii) Unaudited Consolidated Statements of Income-Three months ended September 30, 2011 and 2010; (iii) Unaudited Consolidated Statements of Income-Nine months ended September 30, 2011 and 2010; (iv) Unaudited Consolidated Statements of Stockholder's Equity-Nine months ended September 30, 2011 and 2010; (v) Unaudited Consolidated Statements of Cash Flows-Nine months ended September 30, 2011 and 2010; and (vi) Notes to Unaudited Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2011.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets-September 30, 2011 and December 31, 2010; (ii) Unaudited Consolidated Statements of Income-Three months ended September 30, 2011 and 2010; (iii) Unaudited Consolidated Statements of Income-Nine months ended September 30, 2011 and 2010; (iv) Unaudited Consolidated Statements of Stockholder's Equity-Nine months ended September 30, 2011 and 2010; (v) Unaudited Consolidated Statements of Cash Flows-Nine months ended September 30, 2011 and 2010; and (vi) Notes to Unaudited Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.