Form 10-K
period 2011-12-31
NBT BANCORP INC
filed 2012-02-29
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

Based on the closing price of the registrant’s common stock as of June 30, 2011, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $704,029,832.

The number of shares of Common Stock outstanding as of February 15, 2012, was 33,243,778.

DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the registrant’s definitive Proxy Statement for its Annual Meeting  of Stockholders to be held on May 1, 2012 are incorporated by reference into  Part  III,  Items  10,  11,  12,  13  and  14  of  this  Form  10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2011

PART I

ITEM 1.	Business

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2011 had assets of $5.6 billion and stockholders’ equity of $538.1 million.  Return on average assets and return on average equity were 1.06% and 10.73%, respectively, for the year ending December 31, 2011.  The Company had net income of $57.9 million or $1.71 per diluted share for 2011 and fully taxable equivalent (“FTE”) net interest margin was 4.09% for the same period.

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

The Company’s business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking and financial services to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, western Massachusetts and the greater Burlington, Vermont area.  The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets, primarily loans and investments, and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan and lease losses and noninterest income, such as service charges on deposit accounts, insurance and other financial services fees, trust revenue, and gains/losses on securities sales, bank owned life insurance income, ATM and debit card fees, and retirement plan administration fees as well as noninterest expense, such as salaries and employee benefits, occupancy, equipment, data processing and communications, professional fees and outside services, office supplies and postage, amortization, loan collection and other real estate owned expenses, advertising, FDIC expenses, and other expenses.

Substantially all of the Company’s business activities are with customers located in the United States and are summarized by state below:

	Interest and	Noninterest	Total
	Fee Income	Income	Revenue
New York	59%	26%	85%
Pennsylvania	8%	5%	13%
Vermont	2%	0%	2%
	69%	31%	100%

			Residential	Total Loan
	Commercial	Consumer	Real Estate	Portfolio
New York	37%	32%	11%	80%
Pennsylvania	6%	6%	4%	16%
Vermont	2%	1%	0%	3%
Massachusetts	0%	1%	0%	1%
	45%	40%	15%	100%

As of December 31, 2011, approximately 56% of the New York-based loan portfolio was secured by real estate in central and upstate New York, approximately 70% of the Pennsylvania-based loan portfolio was secured by real estate in northeastern Pennsylvania, approximately 59% of the Vermont-based loan portfolio was secured by real estate in the Burlington, Vermont area, and approximately 89% of the Massachusetts-based loan portfolio was secured by real estate in western Massachusetts.

Like the rest of the nation, the market areas that the Company serves are still experiencing economic challenges.  A variety of factors (e.g., any substantial rise in inflation or rise in unemployment rates, decrease in consumer confidence, international economic conditions, natural disasters, war, or political instability) may affect both the Company’s markets and the national market.  The Company will continue to emphasize managing its funding costs and lending and investment rates to effectively maintain profitability.  In addition, the Company will continue to seek and maintain relationships that can generate fee income that is not directly tied to lending relationships.  We anticipate that this approach should help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles, and local economic factors.

On November 16, 2011, the Company entered into a definitive agreement with Hampshire First Bank (“Hampshire First”) pursuant to which Hampshire First will merge with and into NBT’s banking subsidiary, NBT Bank, N.A.  Expected to close in the second quarter of 2012 and subject to customary closing conditions, including receipt of regulatory approvals (which has already been obtained) and approval by the stockholders of Hampshire First, the acquisition will broaden our geographic markets into southern New Hampshire.  Hampshire First operates five branches and had assets of approximately $274 million as of December 31, 2011.

NBT Bank, N.A.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York, northeastern Pennsylvania, western Massachusetts and greater Burlington, Vermont market areas.

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

The Bank conducts business through two geographically distinct operating divisions, NBT Bank and Pennstar Bank.  At year end 2011, the NBT Bank division had 93 divisional offices and 118 automated teller machines (ATMs), located primarily in central and upstate New York, the Burlington, Vermont area, and Berkshire County, Massachusetts.  At December 31, 2011, the NBT Bank division had total loans and leases of approximately $3.2 billion, or 85% of total loans and leases, and total deposits of $3.5 billion, or 79% of total deposits.  Revenue for the NBT Bank division totaled $204 million for the year ended December 31, 2011.  At year end 2011, the Pennstar Bank division had 35 divisional offices and 47 ATMs, located primarily in northeastern Pennsylvania.  At December 31, 2011, the Pennstar Bank division had total loans and leases of $574 million, or 15% of total loans and leases, and total deposits of $921 million, or 21% of total deposits. Revenue for the Pennstar Bank division totaled $33 million for the year ended December 31, 2011.

NBT Financial Services, Inc.

Through NBT Financial Services, the Company operates EPIC Advisors, Inc. (“EPIC”), a retirement plan administrator.  Through EPIC, the Company offers services including retirement plan consulting and recordkeeping services.  EPIC’s headquarters are located in Rochester, New York.

NBT Holdings, Inc.

Through NBT Holdings, the Company operates Mang Insurance Agency, LLC (“Mang”), a full-service insurance agency acquired by the Company on September 1, 2008.  Prior to its acquisition by the Company, Mang was one of the largest independent insurance agencies in upstate New York and was headquartered in Binghamton, New York.  Mang’s headquarters are now in Norwich, New York and many Mang office locations that were in the same communities as NBT Bank branches have moved into those branches since the acquisition.  Through Mang, the Company offers a full array of insurance products, including personal property and casualty, business liability and commercial insurance, tailored to serve the specific insurance needs of individuals as well as businesses in a range of industries operating in the markets served by the Company.

The Trusts

The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions.  CNBF Capital Trust I (“Trust I”) and NBT Statutory Trust I are Delaware statutory business trusts formed in 1999 and 2005, respectively, for the purpose of issuing trust preferred securities and lending the proceeds to the Company. In connection with the acquisition of CNB Bancorp, Inc., the Company formed NBT Statutory Trust II (“Trust II”) in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. The Company raised $51.5 million through Trust II in February 2006. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities (VIEs) for which the Company is not the primary beneficiary, as defined by Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  In accordance with FASB ASC, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

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

Competition

The financial services industry, including commercial banking, is highly competitive, and we encounter strong competition for deposits, loans and other financial services in our market area.  The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.  The Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers.

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

Various in-state market competitors and out-of-state banks continue to enter or have announced plans to enter or expand their presence in the market areas in which the Company currently operates.  Most notably, First Niagara Bank (“First Niagara”), based in Buffalo, NY, entered an agreement to acquire 195 branches, primarily in upstate NY, from London based HSBC Bank USA, National Association (“HSBC”) on July 30, 2011 for approximately $1 billion.  As of January 20, 2012, First Niagara had divested 64 branches through agreements with three other banks, two of which are, or will be, operating within our market areas.  With the addition of new banking presences within our market, the Company expects increased competition for loans, deposits, and other products and services.

In order to compete with other financial services providers, the Company stresses the community nature of its banking operations and principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served.  We also offer certain customer services, such as agricultural lending, that many of our larger competitors do not offer.  While the Company’s position varies by market, the Company’s management believes that it can compete effectively as a result of local market knowledge, local decision making, and awareness of customer needs.

The table below summarizes the Bank’s deposits and market share by the twenty-eight counties of New York, Pennsylvania, Vermont, and Massachusetts in which it has customer facilities as of June 30, 2011.  Market share is based on deposits of all commercial banks, credit unions, savings and loans associations, and savings banks.

County	State	Deposits (in thousands)	Market Share	Market Rank	Number of Branches*	Number of ATMs*
Chenango	NY	$466,890	80.19%	1	11	15
Fulton	NY	360,613	56.68%	1	7	11
Hamilton	NY	32,338	47.50%	2	1	1
Schoharie	NY	173,906	45.01%	1	4	3
Delaware	NY	307,417	35.29%	1	5	5
Montgomery	NY	205,961	30.46%	2	6	5
Otsego	NY	287,487	28.26%	2	9	12
Essex	NY	126,299	24.39%	2	3	6
Susquehanna	PA	135,500	19.98%	3	6	7
Wayne	PA	152,793	12.52%	4	3	4
Broome	NY	244,529	11.12%	3	9	11
Saint Lawrence	NY	120,852	10.62%	3	5	6
Pike	PA	57,733	9.91%	5	2	3
Oneida	NY	260,872	8.63%	4	6	14
Lackawanna	PA	361,709	7.63%	7	15	20
Tioga	NY	30,615	7.43%	5	1	1
Herkimer	NY	37,797	6.71%	6	2	1
Clinton	NY	81,652	6.40%	6	3	2
Franklin	NY	25,545	5.61%	5	1	1
Berkshire	MA	163,918	5.53%	6	4	5
Schenectady	NY	89,333	3.81%	8	2	2
Warren	NY	51,936	3.78%	7	2	3
Saratoga	NY	124,362	3.69%	11	4	4
Monroe	PA	84,645	3.62%	8	5	7
Luzerne	PA	111,859	1.97%	15	4	6
Rensselaer	NY	23,496	1.27%	13	1	1
Albany	NY	150,830	1.14%	11	4	6
Chittenden	VT	24,496	0.72%	7	3	3
		$4,295,383			128	165

Deposit market share data is based on the most recent data available (as of June 30, 2011).  Source: SNL Financial LLC

* Branch and ATM data is as of December 31, 2011.

Supervision and Regulation

As a bank holding company, the Company is subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) as its primary federal regulator. The Company also has qualified for and elected to be registered with the FRB as a financial holding company. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator and, as to certain matters, by the FRB, the Bureau of Consumer Financial Protection (“CFPB”), and the Federal Deposit Insurance Corporation (“FDIC”).

The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.  A summary of material information regarding the laws and regulations applicable to the Company are below.  This summary is not complete and the reader should refer to these laws and regulations for more information.  Failure to comply with applicable laws and regulations could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. Applicable laws and regulations may change in the future and any such change could have a material adverse impact on the Company.

Federal Bank Holding Company Regulation

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

The GLB Act and the rules promulgated thereunder requires all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), includes many provisions affecting the Company, Bank, and/or their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions. The FACT Act requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The CFPB and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated under the FACT Act, including rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags. The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLB Act and the FACT Act.  The Bank is also subject to data security standards and data breach notice requirements, chiefly those issued by the OCC.

Federal Reserve System Regulation

The Company is subject to capital adequacy guidelines of the FRB. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRB capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2011, the Company’s leverage ratio was 8.74%, its ratio of Tier 1 capital to risk-weighted assets was 11.56%, and its ratio of qualifying total capital to risk-weighted assets was 12.81%. The FRB may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRB has not advised the Company of any special capital requirement applicable to it.

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

Pursuant to Federal Reserve Board regulations and supervisory policies that were largely codified in the Dodd-Frank Act, bank holding companies also are expected to serve as a source of financial and managerial strength to their subsidiary depository institutions.  Therefore, to the extent the Bank is in need of capital, the Company could be expected to provide additional capital to the Bank, including, potentially, raising new capital for that purpose.

Office of Comptroller of the Currency Regulation

The Bank is supervised and regularly examined by the OCC. The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies. It also affects business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. The OCC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan to the OCC. If a depository institution fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company.  As of December 31, 2011, the Bank was in compliance with all minimum capital requirements and met the requirements to be considered well-capitalized.  As of that date, the Bank’s leverage ratio was 8.35%, its ratio of Tier 1 capital to risk-weighted assets was 11.03%, and its ratio of qualifying total capital to risk-weighted assets was 12.28%.

Insurance of Deposit Accounts

The Bank is a member of the Deposit Insurance Fund (“DIF”) and deposit accounts at the Bank are insured by the FDIC, generally up to the maximum amount permitted by law. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor per insured institution, retroactive to January 1, 2008, and qualifying non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by institutions to the DIF.  On February 8, 2011, the FDIC issued new rules that took effect April 1, 2011 to change the way the FDIC differentiates risk and sets appropriate assessment rates.

Like all FDIC insured financial institutions, the Company was subject to substantial increases in FDIC recurring premiums during 2008 through 2010, as well as a special assessment levied by the FDIC in the second quarter of 2009.  On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009.  The Company paid approximately $22.2 million in 2009 for prepaid assessment fees for the fourth quarter of 2009, and for the years 2010, 2011, and 2012.  On February 9, 2011, the FDIC adopted a final rule as required by the Dodd-Frank Act which redefined the deposit insurance assessment base as average consolidated total assets minus average tangible equity, which led to a decrease in FDIC assessment expenses from approximately $5.5 million in 2010 to $3.9 million in 2011.

In addition to the FDIC deposit insurance, the Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding.  The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the Depositors Insurance Fund (“DIF”) and do not vary depending upon a depository institution’s capitalization or supervisory evaluation.  The Company incurred approximately $0.4 million in FICO expenses in 2011 and $0.6 million in 2010.

In total, the Company incurred $4.3 million of FDIC assessment and FICO expenses in 2011, down from $6.1 million in 2010.

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2011, the Bank’s total brokered deposits were $42.4 million.

 Federal Home Loan Bank

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2011.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, the President signed into law the Dodd-Frank Act.  This law significantly changed the bank regulatory landscape and impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.

The so-called Collins Amendment to the Dodd-Frank Act requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital.  The Company has not issued any trust preferred securities after May 19, 2010.  The Collins Amendment also directs the appropriate federal banking supervisors, subject to recommendations by the Financial Stability Oversight Council, to develop capital requirements for all insured depository institutions, depository institution holding companies and systemically important non-bank financial companies to address systemically risky activities.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using the company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  In April 2011, the FRB, along with other federal banking supervisors, issued a joint notice of proposed rulemaking implementing those requirements.

The Dodd-Frank Act created the new CFPB with wide-ranging powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable to national banks and federal savings associations, and gave state attorneys general certain powers to enforce rules issued by the CFPB.  Further, pursuant to Federal Reserve regulations mandated by the Dodd-Frank Act, effective October 1, 2011, interchange fees on debit card are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve. Issuers that, together with their affiliates, have less than $10 billion in assets, such as the Company, are exempt from the debit card interchange fee standards.

The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Act on the Company or the Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that they at a minimum will increase our operating and compliance costs.  As continued rules and regulations are issued, the Company may need to dedicate additional resources to ensure compliance, which may increase its costs of operations and adversely impact its earnings.

Basel III Amendments to Capital Adequacy Requirements

In December 2010, the Basel Committee, a group of bank regulatory supervisors from around the world, released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

•
introduces as a new capital measure “Common Equity Tier 1”, or “CET1”, specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•	when fully phased in on January 1, 2019, requires banks to maintain:

•
as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent “capital conservation buffer” (which is added to the 4.5 percent CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7 percent);

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation);

•
a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation);

•
as a newly adopted international standard, a minimum leverage ratio of 3.0 percent, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•
provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0 percent to 2.5 percent when fully implemented (potentially resulting in total buffers of between 2.5 percent and 5 percent).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5 percent CET1 to risk-weighted assets;

•	4.5 percent Tier 1 capital to risk-weighted assets; and

•	8.0 percent Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20 percent per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625 percent and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5 percent on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in early 2012.

The Dodd-Frank Act requires the Federal Reserve to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In June 2011, the Federal Reserve finalized regulations implementing this requirement.

Given that the Basel III rules are subject to implementation and change and the scope and content of capital regulations that U.S. federal banking agencies may adopt under the Dodd-Frank Act is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios.

Consumer Protection Laws

Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule.  The adoption of this regulation by the Bank had a negative impact on the Company’s service charge income of approximately $1.9 million in 2011.

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

In addition, the Company is also subject to federal consumer protection statutes and regulations promulgated under these laws, including, but not limited to:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information; and

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  Under Title III of the USA PATRIOT Act all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. As of December 31, 2011, the Company and the Bank believe they are in compliance with the USA PATRIOT Act and regulations thereunder.

Community Reinvestment Act of 1977

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to federal securities laws. SOX applies generally to companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as the Company. Among other things, SOX and/or its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting.In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Employees

At December 31, 2011, the Company had 1,565 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.  The Company considers its employee relations to be good.

Available Information

The Company’s website is http://www.nbtbancorp.com. The Company makes available free of charge through its website its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics and other codes/committee charters. The references to our website do not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

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

The Company’s success depends primarily on the general economic conditions of upstate New York, northeastern Pennsylvania, western Massachusetts and Burlington, Vermont and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburg, Glens Falls. and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton, Wilkes-Barre and East Stroudsburg, Berkshire County, Massachusetts, and the greater Burlington, Vermont area. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

As a lender with the majority of our loans secured by real estate or made to businesses in New York, Pennsylvania, Massachusetts, and Vermont, a downturn in these local economies could cause significant increases in nonperforming loans, which could negatively impact our earnings. Declines in real estate values in our market areas could cause any of our loans to become inadequately collateralized, which would expose us to greater risk of loss. Additionally, a decline in real estate values could adversely impact our portfolio of residential and commercial real estate loans and could result in the decline of originations of such loans, as most of our loans, and the collateral securing our loans, are located in those areas.

Following completion of the Hampshire First merger, we will also have operations in southern New Hampshire and be subject to similar risks with respect to economic conditions in that area.

Variations in interest rates may negatively affect our financial performance.

The Company’s earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense.  High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost.  The Company may also experience customer attrition due to competitor pricing. With short-term interest rates at historic lows and the current Federal Funds target rate at 25 bp, the Company’s interest-bearing deposit accounts, particularly core deposits, are repricing at historic lows as well.  With the current outlook of the FRB to maintain the Fed Funds target rate at 25 bp for another 24 to 28 months, the Company’s challenge will be managing the magnitude and scope of the repricing.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial or unexpected change in, or prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Net Interest Income” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosure About Market Risk located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

Changes in the equity markets could materially affect the level of assets under management and the demand for other fee-based services.

Economic downturns could affect the volume of income from and demand for fee-based services.  Revenues from the trust and benefit plan administration businesses depend in large part on the level of assets under management and administration.  Market volatility that leads customers to liquidate investments, as well as lower asset values, can reduce our level of assets under management and administration and thereby decrease our investment management and administration revenues.

Our lending, and particularly our emphasis on commercial lending, exposes us to the risk of losses upon borrower default.

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the States of New York, Pennsylvania, Massachusetts, and Vermont, and the entire United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2011, approximately 45% of the Company’s loan and lease portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans and Leases” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, agricultural, construction and commercial real estate loans.

If our allowance for loan and lease losses is not sufficient to cover actual loan and lease losses, our earnings will decrease.

The Company maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political, environmental, and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Company will need additional provisions to increase the allowance for loan and lease losses. These potential increases in the allowance for loan and lease losses would result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Allowance for Loan and Lease Losses, Provision for Loan and Lease Losses, and Nonperforming Assets” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan and lease losses.

Strong competition within our industry and market area could hurt our performance and slow our growth.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which the Company operates. Additionally, various banks continue to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•	the ability to expand the Company’s market position;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	the rate at which the Company introduces new products and services relative to its competitors;
•	customer satisfaction with the Company’s level of service;

•	industry and general economic trends; and
•	the ability to attract and retain talented employees.

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

Compliance with the Dodd-Frank Act may increase our costs of operations and adversely impact our earnings and capital ratios

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  The Dodd-Frank Act represented a significant overhaul of many aspects of the regulation of the financial services industry, and has significantly changed the bank regulatory landscape and impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.  It requires bank holding companies with assets greater than $500 million to be subject to minimum leverage and risk-based capital requirements and phases out the ability for bank holding companies to count trust preferred securities issued after May 19, 2010 as Tier 1 capital.  The Company has not issued any trust preferred securities after May 19, 2010.

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

The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. However, it is expected that at a minimum they will increase our operating and compliance costs.  The financial reform legislation and any rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our business. We will apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

The provisions of the Dodd-Frank Act restricting bank interchange fees, and any rules promulgated thereunder, may negatively impact our revenues and earnings.

Pursuant to the Dodd-Frank Act, the Federal Reserve adopted a rule addressing interchange fees for debit card transactions that is expected to lower fee income generated from this source. Effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount.  A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve.  Although technically the fee caps rule only applies to institutions with assets in excess of $10 billion, it is expected that smaller institutions, such as the Company, may also be impacted due to market reaction.   The Company contracts with large debit card processors with which management of the Company could have weaker bargaining power.  It is possible these processors, as a result of the Act, will earn lower revenues, leaving less revenue per transaction for the Company.

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

A breach of information security, including as a result of cyber attacks, could disrupt our business and impact our earnings.

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet.  In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite existing safeguards, we cannot be certain that all of our systems are free from vulnerability to attack or other technological difficulties or failures.  If information security is breached or difficulties or failures occur, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

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

Provisions of our certificate of incorporation, bylaws and stockholder rights plan, as well as Delaware law and certain banking laws, could delay or prevent a takeover of us by a third party.

Provisions of the Company’s certificate of incorporation and bylaws, the Company’s stock purchase rights plan, the corporate law of the State of Delaware and state and federal banking laws, including regulatory approval requirements, could delay, defer or prevent a third party from acquiring the Company, despite the possible benefit to the Company’s stockholders, or otherwise adversely affect the market price of the Company’s common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to the Company’s board of directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, the Company is subject to Delaware law, which among other things prohibits the Company from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discouraging bids for the Company’s common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of the Company’s common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than candidates nominated by the Board.

Negative developments in the housing market, financial industry and the domestic and international credit markets may adversely affect our operations and results.

Dramatic declines in the housing market over the past few years, with falling home prices and increasing foreclosures, continued high unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions.

The economic pressure experienced by consumers during the recent fiscal recession and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. In particular, we have seen increases in foreclosures in our markets, increases in expenses such as loan collection and OREO expenses, and a low reinvestment rate environment.  While it appears that the worst of the financial crisis has past, we do not expect that the challenging conditions in the financial and housing markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions. In particular, we may be affected in one or more of the following ways:

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

The business strategy of the Company has included and may continue to include growth through acquisition from time to time.  Any future acquisitions, including our pending acquisition of Hampshire First, will be accompanied by the risks commonly encountered in acquisitions.  These risks may include, among other things: our ability to realize anticipated cost savings, the difficulty of integrating operations and personnel, the potential disruption of our or the acquired company’s ongoing business, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.

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

A portion of our loan portfolio at December 31, 2011 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

We may be adversely affected by the soundness of other financial institutions including the FHLB of New York.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program.  The carrying value and fair market value of our FHLB of New York common stock was $20.2 million as of December 31, 2011.

There are 12 branches of the FHLB, including New York.  The 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.  Any such adverse effects on the FHLB of New York could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

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

The Company’s headquarters are located at 52 South Broad Street, Norwich, New York 13815.  The Company operated the following community banking branches and ATMs as of December 31, 2011:

County	Branches	ATMs	County	Branches	ATMs
NBT Bank Division			Pennstar Bank Division

New York			Pennsylvania
Albany County	4	6	Lackawanna County	15	20
Broome County	9	11	Luzerne County	4	6
Chenango County	11	15	Monroe County	5	7
Clinton County	3	2	Pike County	2	3
Delaware County	5	5	Susquehanna County	6	7
Essex County	3	6	Wayne County	3	4
Franklin County	1	1
Fulton County	7	11
Hamilton County	1	1
Herkimer County	2	1
Montgomery County	6	5
Oneida County	6	14
Otsego County	9	12
Rensselaer County	1	1
Saratoga County	4	4
Schenectady County	2	2
Schoharie County	4	3
St. Lawrence County	5	6
Tioga County	1	1
Warren County	2	3

Vermont
Chittenden County	3	3

Massachusetts
Berkshire County	4	5

The Company leases 48 of the above listed branches from third parties.  The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations.  All of the above ATMs are owned by the Company.

ITEM 3.	Legal Proceedings

The Bank has been named as a defendant in a purported class action lawsuit.  The complaint was filed in the Supreme Court of the State of New York, County of Delaware, on September 12, 2011 and alleges that the Bank engaged in certain unfair practices and failed to make adequate disclosure to customers concerning its overdraft fee assessment practices.  The complaint seeks certification of a class of national checking account holders who have incurred overdraft fees and a subclass of such customers who reside in New York.  In addition, the complaint seeks actual and punitive damages, disgorgement, interest and costs including attorneys' fees.  The Company filed a motion in September 2011 to dismiss the complaint in its entirety, the motion was argued in January 2012, and the judge reserved decision.  The Company believes the claims to be without merit and intends to defend the action vigorously.

There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4.	Mine Safety Disclosures

None.

PART  II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

The common stock of NBT Bancorp Inc. (“Common Stock”) is quoted on the Nasdaq Global Select Market under the symbol “NBTB.” The following table sets forth the high and low sales prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2011
1st quarter	$24.98	$21.55	$0.20
2nd quarter	23.32	20.62	0.20
3rd quarter	23.25	17.05	0.20
4th quarter	22.63	17.47	0.20
2010
1st quarter	$23.99	$19.15	$0.20
2nd quarter	25.96	20.21	0.20
3rd quarter	23.06	19.27	0.20
4th quarter	24.96	21.41	0.20

The closing price of the Common Stock on February 15, 2012 was $22.22.

As of February 15, 2012, there were 6,569 shareholders of record of Company common stock.

The following graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the Index for NASDAQ Financial Stocks.  The stock performance graph assumes that $100 was invested on December 31, 2006.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  We calculate each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
NBT Bancorp	$100.00	$92.62	$117.22	$88.62	$108.88	$103.58
NASDAQ Financial Stocks	$100.00	$92.78	$65.77	$68.02	$77.65	$69.41
NASDAQ Composite Index	$100.00	$110.65	$66.44	$96.52	$114.02	$113.14

Source: Bloomberg, L.P.

We depend primarily upon dividends from our subsidiaries for a substantial part of our revenue.  Accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries.  Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions.  Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years.  At December 31, 2011, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $95.9 million to the Company without the prior approval of the OCC.

If the capital of the Company is diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired.  See the section captioned “Supervision and Regulation” in Item 1. Business and Note 16 – Stockholders’ Equity in the notes to consolidated financial statements in included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

	Year ended December 31,
(Dollars in thousands, except share and per share data)	2011	2010	2009	2008	2007
Interest, fee and dividend income	$239,997	$255,738	$273,393	$294,414	$306,117
Interest expense	39,721	53,210	76,924	108,368	141,090
Net interest income	200,276	202,528	196,469	186,046	165,027
Provision for loan and lease losses	20,737	29,809	33,392	27,181	30,094
Noninterest income excluding securities gains	80,161	80,614	79,987	70,171	57,586
Securities gains, net	150	3,274	144	1,535	2,113
Noninterest expense	180,676	178,291	170,566	146,813	122,517
Income before income taxes	79,174	78,316	72,642	83,758	72,115
Net income	57,901	57,404	52,011	58,353	50,328

Per common share
Basic earnings	$1.72	$1.67	$1.54	$1.81	$1.52
Diluted earnings	1.71	1.66	1.53	1.80	1.51
Cash dividends paid	0.80	0.80	0.80	0.80	0.79
Book value at year-end	16.23	15.51	14.69	13.24	12.29
Tangible book value at year-end	11.70	11.67	10.75	9.01	8.78
Average diluted common shares outstanding	33,924	34,509	33,903	32,427	33,421

Securities available for sale, at fair value	$1,244,619	$1,129,368	$1,116,758	$1,119,665	$1,140,114
Securities held to maturity, at amortized cost	70,811	97,310	159,946	140,209	149,111
Loans and leases	3,800,203	3,610,006	3,645,398	3,651,911	3,455,851
Allowance for loan and lease losses	71,334	71,234	66,550	58,564	54,183
Assets	5,598,406	5,338,856	5,464,026	5,336,088	5,201,776
Deposits	4,367,149	4,134,352	4,093,046	3,923,258	3,872,093
Borrowings	627,358	604,730	786,097	914,123	868,776
Stockholders’ equity	538,110	533,572	505,123	431,845	397,300

Key ratios
Return on average assets	1.06%	1.05%	0.96%	1.11%	0.98%
Return on average equity	10.73	10.92	10.90	14.16	12.60
Average equity to average assets	9.90	9.63	8.79	7.83	7.81
Net interest margin	4.09	4.15	4.04	3.95	3.61
Dividend payout ratio	46.78	48.19	52.29	44.44	52.32
Tier 1 leverage	8.74	9.16	8.35	7.17	7.14
Tier 1 risk-based capital	11.56	12.44	11.34	9.75	9.79
Total risk-based capital	12.81	13.70	12.59	11.00	11.05

Selected Quarterly Financial Data
	2011				2010
(Dollars in thousands, except share and per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest, fee and dividend income	$59,898	$59,784	$60,258	$60,057	$62,349	$63,312	$64,606	$65,471
Interest expense	9,399	9,423	10,094	10,805	11,850	12,685	14,005	14,670
Net interest income	50,499	50,361	50,164	49,252	50,499	50,627	50,601	50,801
Provision for loan and lease losses	5,576	5,175	6,021	3,965	6,687	7,529	6,350	9,243
Noninterest income excluding net securities gains	20,078	20,182	19,802	20,099	20,173	19,871	20,257	20,313
Net securities gains	52	12	59	27	2,063	1,120	63	28
Noninterest expense	47,412	45,046	43,157	45,061	47,250	44,684	44,197	42,160
Net income	13,722	15,217	14,655	14,307	14,434	14,570	14,424	13,976
Basic earnings per share	$0.42	$0.46	$0.43	$0.42	$0.42	$0.42	$0.42	$0.41
Diluted earnings per share	$0.41	$0.45	$0.43	$0.41	$0.42	$0.42	$0.42	$0.41
Annualized net interest margin	3.98%	4.14%	4.13%	4.11%	4.09%	4.15%	4.14%	4.21%
Annualized return on average assets	0.97%	1.12%	1.09%	1.08%	1.05%	1.07%	1.06%	1.03%
Annualized return on average equity	10.09%	11.21%	10.86%	10.78%	10.68%	10.89%	11.09%	11.05%
Average diluted common shares outstanding	33,239	33,567	34,320	34,650	34,590	34,513	34,565	34,425

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,”  “projects,”  “will,”  “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of non-performing assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply including those under the Dodd-Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

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

General

The  financial  review  which  follows  focuses  on  the  factors  affecting the consolidated  financial  condition and results of operations of NBT Bancorp Inc. (the  “Registrant”)  and  its  wholly  owned  subsidiaries, the Bank, NBT Financial Services and NBT Holdings during  2011  and,  in  summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis.  Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011 should be read in conjunction with this review. Amounts in  prior  period  consolidated  financial  statements are reclassified whenever necessary  to  conform  to  the  2011  presentation.

Critical Accounting Policies

The Company has identified policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan and lease losses, pension accounting, other-than-temporary impairment, provision for income taxes and intangible assets.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the fiscal year ended December 31, 2011:

•	Diluted earnings per share of $1.71 was the second highest in the history of the Company.

•	Net interest margin declined to 4.09% from 4.15% as a result of the continued low rate environment.

•
Service charges on deposit accounts decreased approximately $2.6 million as a result of a decrease in overdraft activity due to the effects of a full year of new regulations regarding overdraft fees, as well as decreased activity due to the current state of the economy.

•	Despite a challenging environment, the Company achieved 4.1% organic loan growth (5.3% total loan growth).

•
Net charge-offs were 0.56% of average loans and leases for the year ended December 31, 2011, down 13 bps from the year ended December 31, 2010;  provision for loan and lease losses was down $9.1 million for the same period.

•	Significant strategic expansion during 2011 and the first quarter of 2012:
•	Expanded presence in Vermont with two denovo branch openings in Williston and Essex.
•
Expanded into Berkshire County, Massachusetts with the successful acquisition and conversion of four branches on October 21, 2011, including approximately $144.8 million in deposits and $39.9 million in loans.

•	Announced the acquisition of three branches in Greene County, New York, which closed on January 21, 2012.
•	Announced the planned acquisition of Hampshire First Bank, expected to close in the second quarter of 2012.
•	Purchased a building in Lenox, MA, which opened as a fifth Massachusetts branch on February 7, 2012.

The Company continued to experience pressure on net interest income in 2011 as low rates continued to have the effect of causing many assets to prepay or to be redeemed. As a result, reinvestment of cash flows in lower yielding assets has been the primary contributor to a decline in interest income in 2011.  The yield on interest earning assets decreased from 5.21% in 2010 to 4.88% in 2011, with drops in the yields on loans and securities available for sale being the primary drivers.  Rates paid on interest bearing liabilities also decreased in the low rate environment, which partially offset the decrease in earning asset yields.  In particular, the decrease in rates paid on money market deposit accounts and time deposits contributed approximately $5.0 million to the decrease in interest expense in 2011 as compared with 2010.  Average interest bearing liabilities decreased approximately $172.9 million from 2010 to 2011, with the primary driver being the decrease in long term debt as the Company strategically paid down long term debt in the second half of 2010.  The decrease in long term debt resulted in an interest expense savings of approximately $3.9 million in 2011 compared to 2010.  In addition to the long term debt prepayment, the Company also took the following steps in 2011 in an effort to help offset the margin pressure created by the low interest rate environment:

•	Continued to increase our focus on loan collection efforts which contributed to an improvement in the charge-off ratio in 2011 as compared with 2010.

•	Continued the sale of conforming residential real estate mortgages in the third quarter of 2011 due to favorable interest rate conditions.

•	Increased efforts to grow noninterest income with focus on organic growth of our trust, financial services and insurance businesses.

•	Continued to originate loans using strict underwriting criteria.

•	Continued strategic expansion into Massachusetts and expanded our presence in Vermont.

The Company reported net income of $57.9 million or $1.71 per diluted share for 2011, up 0.9% from net income of $57.4 million or $1.66 per diluted share for 2010.  The provision for loan and lease losses totaled $20.7 million for the year ended December 31, 2011, down $9.1 million, or 30.4%, from $29.8 million for the year ended December 31, 2010.  The decrease in provision is attributable to a decrease in charge-offs as well as the ongoing modeling of the required levels of reserves which considers historical charge-offs, loan growth and economic trends.  The decrease in the provision was partially offset by a decrease in noninterest income, which was down $3.6 million or 4.3% from the year ended December 31, 2010 primarily due to a decrease in net securities gains of approximately $3.1 million due to the sale of two equity positions and certain collateralized mortgage obligations (“CMO’s”) during 2010.  Noninterest expense for the year ended December 31, 2011 was $180.7 million, up from $178.3 million, or 1.3%, for the year ended December 31, 2010.

2012 Outlook

The Company’s 2011 earnings reflected the Company’s continued ability to manage through the existing and near future economic conditions and challenges in the financial services industry, while investing in the Company’s future.  The Company believes effects of the economic crisis still exist and, as a result, there will be certain challenges faced in 2012.  In particular:

•
The Company expects that it will experience additional margin compression from the 2011 fourth quarter net interest margin of 3.98%. Payments representing interest and principal on currently outstanding loans and investments will continue to be reinvested at rates that are lower than the rates currently outstanding on those loans and investments.  In addition, deposit and borrowing rates are historically low and there are minimal opportunities for them to be lowered.  Furthermore, with the sale of a significant number of upstate New York HSBC branches to certain banks in our markets, competitive pricing pressure is expected to be high as those banks will need to deploy liquidity in our markets in order to manage their own margins.  Furthermore, the industry as a whole must focus on asset growth to increase interest income, thereby creating general pricing pressure in the entire industry.

•
The Company experienced a significant decline in service charge revenue during 2010 from the implementation of changes to Regulation E in July 2010. A further decrease during 2011 was the result of the full year impact of these changes, as well as certain amendments to Regulation E affecting processing changes during the year. 2012 is expected to represent normalized levels of service charge income, approximately $2.5 million lower than 2011, due to the aforementioned amendments to Regulation E as well as general economic conditions, which have resulted in lower volume in certain customer activities.

•
Similar to other companies with defined benefit plans, the Company expects, and actuarial valuations have shown, that pension expenses will increase in 2012 due to the current interest rate and market environment which has resulted in lower discount rate and asset return assumptions than in 2011.

•
The Company experienced benefits from two state tax audit settlements during the past two years, as well as a benefit in 2010 from a change in state tax law related to bad debt reserves.  The Company expects the tax rate to be more normalized in 2012 without those benefits.  The full impact of the absence of these items will be slightly offset by an increase in tax credits from tax strategies implemented by the Company in the recent years.

•
The economy may have an adverse affect on asset quality indicators, particularly indicators related to loans secured by real estate, which could adversely affect charge-offs, the allowance for loan and lease losses, and the provision for loan and lease losses.  However, if asset quality trends continue to show improvement, the Company would eventually expect the level of provisioning to decrease.

•
Revenue from FHLB dividends could decrease significantly due to several factors including reduced borrowing levels from FHLB, which in turn would reduce the required FHLB stock holdings of the Company, thus reducing the dividends.

•	The cost of compliance as a result of the Dodd-Frank legislation could continue to negatively impact certain fee generating products, which could negatively impact noninterest income and earnings.

•	Competitive pressure on non-maturing deposits could result in an increase in interest expense if interest rates begin to rise.

The Company’s 2012 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in ITEM 1A. RISK FACTORS.

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

Table 1. Average Balances and Net Interest Income
	2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Short-term interest bearing accounts	$101,224	$269	0.27%	$137,818	$354	0.26%	$88,012	$238	0.27%
Securities available for sale (1)	1,123,215	33,319	2.97%	1,088,376	38,759	3.56%	1,095,609	48,951	4.47%
Securities held to maturity (1)	81,558	4,350	5.33%	128,727	6,104	4.74%	151,078	7,385	4.89%
Investment in FRB and FHLB Banks	27,089	1,389	5.13%	31,850	1,821	5.72%	37,878	1,966	5.19%
Loans and leases (2)	3,677,931	205,318	5.58%	3,629,047	214,258	5.90%	3,641,852	221,128	6.07%
Total interest earning assets	$5,011,017	$244,645	4.88%	$5,015,818	$261,296	5.21%	$5,014,429	$279,668	5.58%
Other assets	434,924			438,516			414,580
Total assets	$5,445,941			$5,454,334			$5,429,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,070,003	3,592	0.34%	$1,092,789	$6,273	0.57%	$1,013,514	$12,165	1.20%
NOW deposit accounts	685,542	2,313	0.34%	709,920	2,938	0.41%	600,943	3,159	0.53%
Savings deposits	602,918	635	0.11%	552,660	797	0.14%	499,079	826	0.17%
Time deposits	913,330	16,480	1.80%	985,504	20,346	2.06%	1,227,199	32,346	2.64%
Total interest bearing deposits	$3,271,793	$23,020	0.70%	$3,340,873	$30,354	0.91%	$3,340,735	$48,496	1.45%
Short-term borrowings	153,965	205	0.13%	158,280	402	0.25%	140,066	552	0.39%
Trust preferred debentures	75,422	2,092	2.77%	75,422	4,140	5.49%	75,422	4,247	5.63%
Long-term debt	370,035	14,404	3.89%	469,509	18,314	3.90%	601,039	23,629	3.93%
Total interest bearing liabilities	$3,871,215	$39,721	1.03%	$4,044,084	$53,210	1.32%	$4,157,262	$76,924	1.85%
Demand deposits	966,282			805,594			718,580
Other liabilities	69,063			79,182			75,868
Stockholders' equity	539,381			525,474			477,299
Total liabilities and stockholders' equity	$5,445,941			$5,454,334			$5,429,009
Net interest income (FTE)		204,924			208,086			202,744
Interest rate spread			3.85%			3.89%			3.73%
Net interest margin			4.09%			4.15%			4.04%
Taxable equivalent adjustment		4,648			5,558			6,275
Net interest income		$200,276			$202,528			$196,469
1. Securities are shown at average amortized cost.
2. For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding. The interest collected thereon is included in interest income based upon the characteristics of the related loans.

2011 OPERATING RESULTS AS COMPARED TO 2010 OPERATING RESULTS

Net Interest Income

On a tax equivalent basis, the Company’s net interest income for 2011 was $204.9 million, down from $208.1 million for 2010.  The Company’s net interest margin decreased to 4.09% for 2011 from 4.15% for 2010.  The decrease in the net interest margin resulted primarily from the decrease in the yields on interest-earning assets as cash flows from maturing assets were redeployed at lower rates in the current interest rate environment.  The yield on earning assets decreased 33 basis points (bp), from 5.21% for 2010 to 4.88% for 2011, driven primarily by a decrease in the yield earned on loans, which declined from 5.90% in 2010 to 5.58% in 2011.  In addition, the yield earned on securities available for sale decreased from 3.56% in 2010 to 2.97% in 2011, which also drove the decrease in the yield on earning assets in 2011.  Average earning assets decreased marginally from 2010 to 2011 and had little impact on the net interest margin.  Meanwhile, the rate paid on interest bearing liabilities decreased 29 bp, from 1.32% for 2010 to 1.03% for 2011, and was the primary driver of the decrease in interest expense.  The rate paid on time deposits decreased from 2.06% in 2010 to 1.80% in 2011.  In addition, the rate paid on money market deposit accounts decreased from 0.57% in 2010 to 0.34% in 2011.  Average interest-bearing liabilities decreased $172.9 million from 2010 to 2011 which also contributed to the decrease in interest expense.  In 2010, the Company paid down certain long term borrowings, which was the primary driver of the decrease in interest-bearing liabilities in 2011.  The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in  volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest  income.  The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Table 2. Analysis of Changes in Taxable Equivalent Net Interest Income
	Increase (Decrease)			Increase (Decrease)
	2011 over 2010			2010 over 2009
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$(97)	$12	$(85)	$128	$(12)	$116
Securities available for sale	1,207	(6,647)	(5,440)	(321)	(9,871)	(10,192)
Securities held to maturity	(2,445)	691	(1,754)	(1,066)	(215)	(1,281)
Investment in FRB and FHLB Banks	(256)	(176)	(432)	(333)	188	(145)
Loans and leases	2,855	(11,795)	(8,940)	(774)	(6,096)	(6,870)
Total interest income	1,264	(17,915)	(16,651)	(2,366)	(16,006)	(18,372)
Money market deposit accounts	(128)	(2,553)	(2,681)	887	(6,779)	(5,892)
NOW deposit accounts	(98)	(527)	(625)	517	(738)	(221)
Savings deposits	68	(230)	(162)	83	(112)	(29)
Time deposits	(1,421)	(2,445)	(3,866)	(5,714)	(6,286)	(12,000)
Short-term borrowings	(11)	(186)	(197)	65	(215)	(150)
Trust preferred debentures	-	(2,048)	(2,048)	-	(107)	(107)
Long-term debt	(3,872)	(38)	(3,910)	(5,132)	(183)	(5,315)
Total interest expense	(5,462)	(8,027)	(13,489)	(9,294)	(14,420)	(23,714)
Change in FTE net interest income	$6,726	$(9,888)	$(3,162)	$6,928	$(1,586)	$5,342

Loans and Leases and Corresponding Interest and Fees on Loans

The average balance of loans and leases increased by approximately $48.9 million, or 1.3%, from 2010 to 2011.  The yield on average loans and leases decreased from 5.90% in 2010 to 5.58% in 2011, as loan rates declined due to the historically low rate environment in 2011.  Interest income from loans and leases on a FTE basis decreased 4.2%, from $214.3 million in 2010 to $205.3 million in 2011.  This decrease was due to the decrease in yield as noted above, and was partially offset by the increase in average loan balances.

Total loans and leases increased $190.2 million, or 5.3% (4.1% organic growth) from December 31, 2010 to December 31, 2011.  In October 2011, the Company acquired four branches in Berkshire County, Massachusetts, including approximately $39.9 million in loans, which contributed to this loan growth.  Commercial loans increased $33.6 million, or 5.8%, from $577.7 million at December 31, 2010 to $611.3 million at December 31, 2011, due to strong originations in 2011, particularly in our upstate New York markets and Vermont, as well as approximately $3.8 million acquired from the aforementioned acquisition.  Commercial real estate loans increased $44.4 million, or 5.3%, from $844.5 million at December 31, 2010 to $888.9 million at December 31, 2011, in large part due to strong originations in our upstate New York markets as well as originations from new markets.  The Company also acquired approximately $14.5 million in commercial real estate loans from the aforementioned acquisition.  Real estate construction and development loans increased $48.6 million from $45.4 million at December 31, 2010 to $94.0 million at December 31, 2011 due to the addition of a few large, commercial development loans during 2011 primarily from existing customers within our footprint.  Residential real estate loans increased $33.1 million, or 6.0%, from $548.4 million at December 31, 2010 to $581.5 million at December 31, 2011.  The Company sold more fixed rate mortgages during 2010 than 2011 as market conditions in 2011 were not as favorable for such sales.  Consumer loans increased $40.9 million or 4.5% from $905.6 million at December 31, 2010 to $946.5 million at December 31, 2011 in large part due to strong originations in our upstate New York markets as well as originations from new markets.  Despite the acquisition of approximately $20.8 million in home equity loans as part of the aforementioned acquisition, home equity loans decreased by $6.0 million, or 1.0%, from December 31, 2010 to December 31, 2011.  While originations were up in 2011 over 2010, the low rate environment contributed to consumers paying off or refinancing their home equity loans with lower rate products such as traditional mortgages.

The  following  table  reflects  the  loan  and  lease  portfolio  by major categories  as  of  December  31  for  the  years  indicated:

Table 3. Composition of Loan and Lease Portfolio
	December 31,
(In thousands)	2011	2010	2009	2008	2007
Residential real estate mortgages	$581,511	$548,394	$618,334	$722,723	$719,182
Commercial	611,298	577,731	571,107	572,059	593,077
Commercial real estate	888,879	844,458	739,395	669,720	621,820
Real estate construction and development	93,977	45,444	67,168	67,859	81,350
Agricultural and agricultural real estate	108,423	112,738	122,466	113,566	116,190
Consumer	946,470	905,563	923,343	878,381	741,501
Home equity	569,645	575,678	603,585	627,603	582,731
Total loans and leases	$3,800,203	$3,610,006	$3,645,398	$3,651,911	$3,455,851

Residential real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural categories, including commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small and medium-sized entities.  Consumer loans consist primarily of indirect installment credit to individuals, of which approximately 85% is secured by automobiles and other personal property including marine, recreational vehicles and manufactured housing.  Consumer loans also consist of direct installment loans to individuals secured by similar collateral.  Indirect installment loans represent $833.7 million of total consumer loans at December 31, 2011, or 88.1%.  Installment credit for automobiles accounts for approximately 67% of total consumer loans.  Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures.  Real estate construction and development loans include commercial construction and development and residential construction loans. Commercial construction loans are for small and medium sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

Risks associated with the commercial real estate portfolio include the ability of borrowers to pay interest and principal during the loan’s term, as well as the ability of the borrowers to refinance at the end of the loan term.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, summarizes the maturities of the commercial and agricultural and real estate construction and development loan portfolios and the sensitivity of those loans to interest rate fluctuations at December 31, 2011.  Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Table 4. Maturities and Sensitivities of Certain Loans to Changes in Interest Rates
	Remaining maturity at December 31, 2011
(In thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total
Floating/adjustable rate
Commercial, commercial real estate, agricultural, and agricultural real estate	$340,496	$256,384	$435,809	$1,032,689
Real estate construction and development	21,832	7,152	29,674	58,658
Total floating rate loans	362,328	263,536	465,483	1,091,347

Fixed rate
Commercial, commercial real estate, agricultural, and agricultural real estate	64,876	263,531	247,504	575,911
Real estate construction and development	24,383	1,358	9,578	35,319
Total fixed rate loans	89,259	264,889	257,082	611,230
Total	$451,587	$528,425	$722,565	$1,702,577

Securities and Corresponding Interest and Dividend Income

The average balance of the amortized cost for securities available for sale increased $34.8 million, or 3.2%, from 2010 to 2011.  The yield on average securities available for sale was 2.97% for 2011 compared to 3.56% in 2010.

The average balance of securities held to maturity decreased from $128.7 million in 2010 to $81.6 million in 2011. At December 31, 2011, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity increased from 4.74% in 2010 to 5.33% in 2011.

The average balance of FRB and FHLB stock decreased to $27.1 million in 2011 from $31.9 million in 2010 due to the decrease in FHLB borrowings.  The yield from investments in FRB and FHLB Banks decreased from 5.72% in 2010 to 5.13% in 2011.

Table 5. Securities Portfolio
	As of December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
U.S. Treasury	$81,006	$82,234	$91,338	$91,280	$20,102	$20,086
Federal Agency	254,983	255,846	350,641	349,750	310,012	313,157
State & Municipal	99,176	104,789	113,821	114,937	135,181	137,613
Mortgage-backed	310,767	325,396	233,861	244,808	269,255	280,861
Collateralized mortgage obligations	459,067	465,474	293,565	297,888	321,890	330,711
Corporate	-	-	20,005	20,489	20,011	20,674
Other securities	8,935	10,880	8,059	10,216	12,295	13,656
Total securities available for sale	$1,213,934	$1,244,619	$1,111,290	$1,129,368	$1,088,746	$1,116,758

Securities held to maturity
Mortgage-backed	$1,447	$1,660	$1,719	$1,919	$2,041	$2,213
State & Municipal	69,364	70,538	95,591	96,840	157,905	159,638
Total securities held to maturity	$70,811	$72,198	$97,310	$98,759	$159,946	$161,851

The balance of CMOs increased by approximately 56% from 2010 to 2011 as the company reinvested cash flows into CMOs.  The balance of corporate bonds decreased to zero due to maturities of FDIC-backed bank securities, of which the proceeds were reinvested in CMOs and collateralized mortgage obligations.

In the available for sale category at December 31, 2011, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $290.2 million and a fair value of $303.0 million and US Government Agency securities with an amortized cost of $20.5 million and a fair value of $22.4 million; CMOs were comprised of GSEs with an amortized cost of $398.3 million and a fair value of $402.4 million and US Government Agency securities with an amortized cost of $60.8 million and a fair value of $63.1 million. At December 31, 2011, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

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

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2011:

(In thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
Debt securities classified as available for sale
Within one year	$23,867	$23,941	1.34%
From one to five years	302,772	305,366	1.61%
From five to ten years	245,058	254,864	3.74%
After ten years	633,302	649,568	2.73%
	$1,204,999	$1,233,739
Debt securities classified as held to maturity
Within one year	$26,315	$26,383	2.85%
From one to five years	34,032	35,058	3.74%
From five to ten years	7,073	7,153	4.47%
After ten years	3,391	3,604	5.02%
	$70,811	$72,198

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities decreased $172.9 million from 2010, totaling $3.9 billion in 2011.  The rate paid on interest-bearing liabilities decreased from 1.32% in 2010 to 1.03% in 2011.  These decreases caused a decrease in interest expense of $13.5 million, or 25.4%, from $53.2 million in 2010 to $39.7 million in 2011.

Deposits

Average interest bearing deposits decreased $69.1 million, or 2.1%, from 2010 to 2011.  Average time deposits decreased $72.2 million or 7.3% during 2011 as compared to 2010.  The decrease in average time deposits resulted primarily from decreases in brokered and retail CD’s due to lower interest rates.  Average money market deposits decreased $22.8 million or 2.1% during 2011 when compared to 2010.  Average NOW accounts decreased $24.4 million or 3.4% during 2011 as compared to 2010.  This decrease was due primarily to a decrease in municipal NOW accounts.  The average balance of savings accounts increased $50.3 million or 9.1% during 2011 when compared to 2010.    The average balance of demand deposits increased $160.7 million, or 19.9%, from $805.6 million in 2010 to $966.3 million in 2011.  This growth in demand deposits was driven principally by increases in accounts from retail, municipal, and commercial customers spurred by strategic expansion into new markets.

The rate paid on average interest-bearing deposits decreased from 0.91% during 2010 to 0.70% in 2011. The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money market accounts and time deposits, which are sensitive to interest rate changes. The pricing decreases for these products resulted from decreases in short-term rates driven by the cuts made to the Federal Funds Target rate by the FRB during 2009 as well as an overall decrease in all interest rates.  The rate paid for money market deposit accounts decreased from 0.57% during 2010 to 0.34% during 2011.  The rate paid for NOW accounts decreased from 0.41% during 2010 to 0.34% during 2011.  The rate paid for savings deposits decreased from 0.14% in 2010 to 0.11% in 2011 and the rate paid on time deposits decreased from 2.06% during 2010 to 1.80% during 2011.

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31:

Table 6. Maturity Distribution of Time Deposits of $100,000 or More
	December 31,
(In thousands)	2011	2010
Within three months	$45,242	$41,404
After three but within twelve months	85,465	85,026
After one but within three years	148,653	66,409
Over three years	26,338	71,610
Total	$305,698	$264,449

Borrowings

Average short-term borrowings decreased slightly to $154.0 million in 2011 from $158.3 million in 2010.  The average rate paid on short-term borrowings decreased from 0.25% in 2010 to 0.13% in 2011, which was primarily driven by the FRB maintaining a historic low Fed Funds target rate of 0.25% (which directly impacts short-term borrowing rates).  Average long-term debt decreased from $469.5 million in 2010 to $370.0 million in 2011, which resulted from the strategic pay-down of long-term debt in 2010 to lower interest expense in 2011 and future years.

The average balance of trust preferred debentures remained at $75.4 million in 2011 compared to 2010.  The average rate paid for trust preferred debentures in 2011 was 2.77%, down from 5.49% in 2010. The decrease in rate on the trust preferred debentures is due primarily to the reset of interest rate terms in two trust preferred debentures to variable rate from fixed rate.  The third trust preferred debenture reset to a variable rate in a prior year and therefore, all associated interest expense on trust preferred debentures is now at a variable rate.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $1.1 billion and $1.0 billion at December 31, 2011 and 2010, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2011	2010	2009
Service charges on deposit accounts	$21,464	$24,041	$27,165
Insurance and other financial services revenue	20,843	18,867	17,725
Trust	8,864	7,722	6,719
Bank owned life insurance income	3,085	3,316	3,135
ATM and debit card fees	11,642	10,035	9,339
Retirement plan administration fees	8,918	10,356	9,086
Other	5,345	6,277	6,818
Total before net securities gains	80,161	80,614	79,987
Net securities gains	150	3,274	144
Total	$80,311	$83,888	$80,131

Noninterest income for the year ended December 31, 2011 was $80.3 million, down $3.6 million or 4.3% from $83.9 million for the year ended December 31, 2010.  The decrease in noninterest income was due primarily to a decrease in net securities gains of approximately $3.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to the sale of two equity positions and certain CMO’s during 2010.  In addition, the Company experienced a decrease in service charges on deposit accounts of approximately $2.6 million as a result of a decrease in overdraft activity due to the effects of a full year of new regulations regarding overdraft fees, as well as decreased activity due to the current state of the economy.  Retirement plan administration fees decreased by $1.4 million, or 13.9%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, driven by the loss of one large client in the fourth quarter of 2010.  These decreases were partially offset by an increase in insurance and other financial services revenue of $2.0 million, or 10.5%, for the year ended December 31, 2011 as compared to the same period in 2010.  This increase was due primarily to the acquisition of an insurance agency during the second quarter of 2011 and an increase in brokerage commission revenue from new business.  ATM and debit card fees increased approximately $1.6 million, or 16.0%, for the year ended December 31, 2011 as compared to the same period in 2010 due to an increase in card usage as well as a change in the fee structure on foreign ATM transactions.  In addition, trust revenue increased approximately $1.1 million, or 14.8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, due primarily to the addition of new business, including from markets where we have recently expanded, as well as an increase in the fair market value of trust assets under administration.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2011	2010	2009
Salaries and employee benefits	$99,212	$93,718	$85,565
Occupancy	16,363	15,350	14,864
Equipment	8,864	8,317	8,139
Data processing and communications	12,271	12,347	13,238
Professional fees and outside services	8,921	9,032	10,508
Office supplies and postage	6,073	6,102	5,857
Amortization of intangible assets	3,046	3,072	3,246
Loan collection and other real estate owned	2,631	3,036	2,766
Advertising	3,460	3,487	3,455
FDIC Expenses	4,267	6,081	8,408
Prepayment penalty on long-term debt	-	4,526	810
Other	15,568	13,223	13,710
Total noninterest expense	$180,676	$178,291	$170,566

Noninterest expense for the year ended December 31, 2011 was $180.7 million, up from $178.3 million, or 1.3%, for the year ended December 31, 2010.  Salaries and employee benefits increased $5.5 million, or 5.9%, for the year ended December 31, 2011 compared with the year ended December 31, 2010.  This increase was due primarily to increases in full-time-equivalent employees driven primarily by strategic expansion efforts, merit increases, and other employee benefits.  In addition, occupancy expenses increased approximately $1.0 million, or 6.6%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to continued expansion and expenses related to the harsh winter in early 2011.  Other operating expenses also increased approximately $2.3 million, or 17.7%, for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily as a result of flood related expenses totaling approximately $0.4 million and merger related expenses totaling approximately $0.8 million in 2011, with no other significant drivers.   During the year ended December 31, 2010, the Company incurred debt prepayment penalties totaling $4.5 million to pay off long-term debt, which partially offset the aforementioned increases in noninterest expense.  The increases in noninterest expense were also partially offset by a decrease in Federal Deposit Insurance Corporation (FDIC) premium expenses of approximately $1.8 million during the year ended December 31, 2011, as compared with the year ended December 31, 2010, due to the FDIC redefining the deposit insurance assessment base.

Income Taxes

Income tax expense for the year ended December 31, 2011 was $21.3 million, up slightly from $20.9 million for the year ended December 31, 2010.  The effective tax rate was 26.9% for the year ended December 31, 2011, as compared to 26.7% for the year ended December 31, 2010.  In the fourth quarter of 2011, the Company experienced a reduction in tax expense as a result of the settlement of a New York State tax audit for tax years 2003 – 2007.  Similarly, the Company experienced a reduction in tax expense as a result of the settlement of a New York State tax audit during the fourth quarter of 2010 for tax years 2000 – 2002.

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

Table 7. Nonperforming Assets
	As of December 31,
(Dollars in thousands)	2011	%	2010	%	2009	%	2008	%	2007	%
Nonaccrual loans
Commercial and agricultural loans and real estate	$17,506	46%	$24,402	57%	$25,521	66%	$15,891	66%	$20,491	69%
Real estate mortgages	8,090	21%	8,338	20%	6,140	16%	3,803	16%	1,372	5%
Consumer	8,724	23%	8,765	21%	6,249	16%	3,468	14%	2,934	10%
Troubled debt restructured loans	3,970	10%	962	2%	836	2%	1,029	4%	4,900	16%
Total nonaccrual loans	38,290	100%	42,467	100%	38,746	100%	24,191	100%	29,697	100%

Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	50	2%	94	4%	59	2%	12	1%	51	6%
Real estate mortgages	763	24%	919	40%	602	24%	770	33%	295	33%
Consumer	2,377	74%	1,312	56%	1,865	74%	1,523	66%	536	61%
Total loans 90 days or more past due and still accruing	3,190	100%	2,325	100%	2,526	100%	2,305	100%	882	100%

Total nonperforming loans	41,480		44,792		41,272		26,496		30,579
Other real estate owned	2,160		901		2,358		665		560
Total nonperforming assets	$43,640		$45,693		$43,630		$27,161		$31,139

Total nonperforming loans to loans and leases	1.09%		1.24%		1.13%		0.73%		0.88%
Total nonperforming assets to total assets	0.78%		0.86%		0.80%		0.51%		0.60%
Total allowance for loan and lease losses to nonperforming loans	171.97%		159.03%		161.25%		221.03%		177.19%

Total nonperforming assets were $43.6 million at December 31, 2011, compared to $45.7 million at December 31, 2010.  Nonperforming loans at December 31, 2011 were $41.5 million or 1.09% of total loans and leases compared with $44.8 million or 1.24% at December 31, 2010.  The decrease in commercial nonaccrual loans primarily reflects the charge-off of one large credit and the payoff of two additional large credits totaling approximately $4.3 million.  The Company recorded a provision for loan and lease losses of $20.7 million for the year ended December 31, 2011 compared with $29.8 million for the year ended December 31, 2010.  The decrease in provision is attributable to the ongoing modeling of the required levels of reserves which considers historical charge-offs, loan growth and economic trends; during 2010 the results of such modeling required higher levels of provision than during 2011.  Net charge-offs to average loans and leases for the year ended December 31, 2011 were 0.56%, compared with 0.69% for the year ended December 31, 2010.  The allowance for loan and lease losses was 171.97% of non-performing loans at December 31, 2011 as compared to 159.03% at December 31, 2010, due to the decrease in nonperforming loans.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, agricultural real estate loans and business banking loans, as well as certain consumer and residential real estate mortgage loans that have been modified in a troubled debt restructuring (“TDR”), decreased to $22.4 million at December 31, 2011 as compared to $25.4 million at December 31, 2010.  At December 31, 2011, $0.5 million of the total impaired loans had a specific reserve allocation of $0.2 million compared to $6.1 million of impaired loans at December 31, 2010 which had a specific reserve allocation of $2.2 million.

TDRs increased from approximately $1.0 million at December 31, 2010 to approximately $4.0 million at December 31, 2011.  Due to financial hardships caused primarily by the economic downturn of the last few years, the Company worked with several of its residential mortgage, home equity, and agricultural loan customers in 2011 to modify the terms of their loans.  These restructurings did not require any incremental loan loss provision.

Loans over 60 days past due but not over 90 days past due were .14%, .15%, .15%, .12%, and .12% of total loans as of December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

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

Total net charge-offs for 2011 were $20.6 million as compared with $25.1 million for 2010.  Net charge-offs to average loans and leases was 0.56% for 2011 as compared with 0.69% for 2010.  Excluding approximately $8.7 million of average acquired loans in 2011, this ratio remained unchanged at 0.56% for 2011.  Gross charge-offs decreased to $24.5 million for 2011 from $29.8 million for 2010.  Recoveries decreased from $4.7 million for the year ended December 31, 2010 to $3.9 million for the year ended December 31, 2011.

Table 8. Allowance for Loan and Lease Losses
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance at January 1	$71,234	$66,550	$58,564	$54,183	$50,587
Loans and leases charged-off
Commercial and agricultural	8,971	12,969	11,500	14,464	20,349
Residential real estate mortgages	1,310	1,176	705	543	1,032
Consumer*	14,207	15,692	17,609	11,985	9,862
Total loans and leases charged-off	24,488	29,837	29,814	26,992	31,243
Recoveries
Commercial and agricultural	1,438	1,922	1,508	1,411	1,816
Residential real estate mortgages	6	43	133	68	125
Consumer*	2,407	2,747	2,767	2,713	2,804
Total recoveries	3,851	4,712	4,408	4,192	4,745
Net loans and leases charged-off	20,637	25,125	25,406	22,800	26,498

Provision for loan and lease losses	20,737	29,809	33,392	27,181	30,094
Balance at December 31	$71,334	$71,234	$66,550	$58,564	$54,183
Allowance for loan and lease losses to loans and leases outstanding at end of year	1.88%	1.97%	1.83%	1.60%	1.57%
Net charge-offs to average loans and leases outstanding	0.56%	0.69%	0.70%	0.64%	0.77%

* Consumer charge-off and recoveries include indirect, direct, and home equity.

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

Table 9. Allocation of the Allowance for Loan and Lease Losses
	December 31,
	2011		2010		2009		2008		2007
		Category		Category		Category		Category		Category
		Percent of		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	of Loans
Commercial and agricultural	$38,831	45%	$40,101	44%	$36,599	41%	$33,231	39%	$32,811	41%
Real estate mortgages	6,249	15%	4,627	15%	3,002	17%	3,143	20%	3,277	21%
Consumer	26,049	40%	26,126	41%	26,664	42%	21,908	41%	17,362	38%
Unallocated	205	0%	380	0%	285	0%	282	0%	733	0%
Total	$71,334	100%	$71,234	100%	$66,550	100%	$58,564	100%	$54,183	100%

The Company’s accounting policy relating to the allowance for loan and lease losses requires a review of each significant loan type within the loan portfolio, considering asset quality trends for each type, including, but not limited to, delinquencies, nonaccruals, historical charge-off experience, and specific economic factors (e.g. milk prices are considered when reviewing agricultural loans).  Based on this review, management believes the reserve allocations are adequate to address any trends in asset quality indicators.  As a result of the general improvement and stabilization of asset quality indicators in 2011, as well as the aforementioned review of the loan portfolio, the allowance to loan and lease losses remained flat and the allowance for loan and lease losses as a percentage of total loans decreased from 1.97% as of December 31, 2010 to 1.88% as of December 31, 2011.  Excluding approximately $39.9 million of acquired loans as of December 31, 2011, the allowance for loan and lease losses as a percentage of total loans and leases was 1.90% at December 31, 2011.  These acquired loans were recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan losses.  The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount.  The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

At December 31, 2011, approximately 58% of the Company’s loans were secured by real estate located in central and northern New York, northeastern Pennsylvania, western Massachusetts and the Burlington, Vermont area.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

Liquidity Risk

Liquidity involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset Liability Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies. Requirements change as loans and leases grow, deposits and securities mature, and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.

The primary liquidity measurement the Company utilizes is called Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2011, the Company’s Basic Surplus measurement was 11.7% of total assets or $654 million, which was above the Company’s minimum of 5% (calculated at $280 million of period end total assets at December 31, 2011) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet.  Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At December 31, 2011, the Company considered its Basic Surplus position to be strong.  However, certain events may adversely impact the Company’s liquidity position in 2012.  Improvement in the economy may increase demand for equity related products or increase competitive pressure on deposit pricing, which, in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2012.  These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures was $990 million at December 31, 2011.  In addition, the Bank has enhanced its Borrower-in-Custody program with the Federal Reserve Bank with the addition of the ability to pledge automobile loans.  At December 31, 2011, the Bank had the capacity to borrow $483 million from the BIC program.

At December 31, 2011 and 2010, FHLB advances outstanding totaled $339.4 million and $341.4 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $323 million at December 31, 2011 and $284 million at December 31, 2010.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $395 million at December 31, 2011 or used to collateralize other borrowings, such as repurchase agreements.

At December 31, 2011, a portion of the Company’s loans and securities were pledged as collateral on borrowings.  Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $83.8 million in 2011 and $89.4 million in 2010. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan and lease losses, deferred income tax expense, depreciation and amortization, and cash flows generated through changes in other assets and liabilities.

Net cash flows used by investing activities totaled $175.5 million in 2011 as compared to net cash flows provided by investing activities totaling $58.5 million in 2010. Critical elements of investing activities are loan and investment securities transactions. The change in cash flows from investing activities was due primarily to the net increase in loans of approximately $172.9 million during 2011.

Net cash flows provided by financing activities totaled $52.3 million in 2011 and net cash flows used in financing activities totaled $166.3 million in 2010. The critical elements of financing activities are proceeds from deposits, borrowings, and stock issuances.  In addition, financing activities are impacted by dividends and treasury stock transactions.  In 2010, the Company had long-term debt prepayments and repayments totaling $184.8 million as compared with $2.1 million in 2011.  In addition, the Company repurchased approximately $30.5 million in treasury stock in 2011.

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements, operating leases, and other obligations at December 31, 2011 are as follows:

Contractual Obligations
(In thousands)
	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations	$-	$119,400	$2,604	$-	$70,000	$178,340	$370,344
Trust preferred debentures	-	-	-	-	-	75,422	75,422
Operating lease obligations	5,337	5,200	4,786	4,365	4,121	25,081	48,890
Retirement plan obligations	5,214	5,454	5,593	7,278	5,844	31,103	60,486
Capital lease obligations	97	206	206	206	168	335	1,218
Data processing commitments	7,272	6,116	4,803	4,590	625	-	23,406
Total contractual obligations	$17,920	$136,376	$17,992	$16,439	$80,758	$310,281	$579,766

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures.  At December 31, 2011 and 2010, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $764.9 million and $643.6 million, respectively.  In the opinion of management, there are no material commitments to extend credit, including unused lines of credit, that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit.  The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  At December 31, 2011 and 2010, outstanding stand-by letters of credit were approximately $26.8 million and $26.2 million, respectively. The fair value of the Company’s stand-by letters of credit at December 31, 2011 and 2010 was not significant.  The  following  table  sets  forth  the commitment expiration  period  for  stand-by  letters  of  credit  at  December  31,  2011:

Commitment Expiration of Standby Letters of Credit
Within one year	$18,190
After one but within three years	2,336
After three but within five years	5,763
After five years	494
Total	$26,783

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $301.9 million and $323.2 million at December 31, 2011 and 2010, respectively.  At December 31, 2011, the Company had approximately $1.2 million of mortgage servicing rights, as compared to $1.5 million at December 31, 2010.  At December 31, 2011 and 2010, the Company serviced $16.2 million and $14.0 million, respectively, of loans sold with recourse. Due to sufficient collateral on these loans, no reserve is considered necessary at December 31, 2011 and 2010.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2011, approximately $95.9 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

In the second quarter of 2009, the Company raised approximately $33.4 million in capital through an additional public offering of our common stock.

Stock Repurchase Plan

Under previously disclosed stock repurchase plans, the Company purchased 1,458,609 shares of its common stock during the year ended December 31, 2011, for a total of $30.5 million at an average price of $20.91 per share.  On July 25, 2011, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to 1,000,000 shares (approximately 3%) of its outstanding common stock, effective July 25, 2011, as market conditions warrant in open market and privately negotiated transactions.  At December 31, 2011, there were 517,581 shares available for repurchase under this plan, which expires on December 31, 2013.

On October 24, 2011, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, effective October 24, 2011, as market conditions warrant in open market and privately negotiated transactions.  At December 31, 2011, there were 1,000,000 shares available for repurchase under this plan, which expires on December 31, 2013.

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

Loans and Leases and Corresponding Interest and Fees on Loans

The average balance of loans and leases decreased slightly, totaling $3.6 billion in 2010 and 2009.  The yield on average loans and leases decreased from 6.07% in 2009 to 5.90% in 2010, as loan rates declined due to the declining rate environment in 2010.  Interest income from loans and leases on a FTE basis decreased 3.1%, from $221.1 million in 2009 to $214.3 million in 2010.  The decrease in interest income from loans and leases was due to the decrease in yield on loans and leases in 2010 compared to 2009 noted above as well as the slight decrease in the average balance of loans and leases from 2009 to 2010.

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

Noninterest Income

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

In the declining rate scenario, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward, given potential higher prepayments and lower reinvestment rates, slightly faster than the interest bearing liabilities that are at or near their floors.  In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario; however, the potential impact on earnings is dependent on the ability to lag deposit repricing on NOW, savings, MMDA, and CD accounts. Net interest income for the next twelve months in the +200/-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes  the  percentage  change  in  net  interest  income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income  in  the  flat  rate  scenario  using the December 31, 2011 balance sheet position:

Table 10. Interest Rate Sensitivity Analysis
Change in interest rates	Percent change
(In basis points)	in net interest income
+200	(2.10%)
-100	(1.14%)

The Company anticipates that under the current low rate environment, on a monthly basis, interest income is expected to decrease at a faster rate than interest expense given the potential higher prepayments and reinvestment into lower rates as deposit rates are at or near their respective floors.  In order to protect net interest income from anticipated net interest margin compression in 2012, the Company will continue to focus on increasing earning assets through loan growth, asset mix of loans and investments, and leverage opportunities.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Albany, New York

February 28, 2012

Consolidated Balance Sheets
	As of December 31,
(In thousands, except share and per share data)	2011	2010
Assets

Cash and due from banks	$128,517	$99,673
Short-term interest bearing accounts	864	69,119
Securities available for sale, at fair value	1,244,619	1,129,368
Securities held to maturity (fair value $72,198 and $98,759)	70,811	97,310
Trading securities	3,062	2,808
Federal Reserve and Federal Home Loan Bank stock	27,020	27,246
Loans and leases	3,800,203	3,610,006
Less allowance for loan and lease losses	71,334	71,234
Net loans and leases	3,728,869	3,538,772
Premises and equipment, net	74,541	67,404
Goodwill	132,029	114,841
Intangible assets, net	18,194	17,543
Bank owned life insurance	77,626	75,301
Other assets	92,254	99,471
Total assets	$5,598,406	$5,338,856
Liabilities
Demand (noninterest bearing)	$1,052,906	$911,741
Savings, NOW, and money market	2,381,116	2,291,833
Time	933,127	930,778
Total deposits	4,367,149	4,134,352
Short-term borrowings	181,592	159,434
Long-term debt	370,344	369,874
Trust preferred debentures	75,422	75,422
Other liabilities	65,789	66,202
Total liabilities	5,060,296	4,805,284
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2011 and 2010	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at December 31, 2011 and 2010; issued 38,035,539 at December 31, 2011 and 2010	380	380
Additional paid-in-capital	317,329	314,023
Retained earnings	329,981	299,797
Accumulated other comprehensive loss	(6,104)	(5,335)
Common stock in treasury, at cost, 4,878,829 and 3,532,732 shares at December 31, 2011 and 2010, respectively	(103,476)	(75,293)
Total stockholders’ equity	538,110	533,572
Total liabilities and stockholders’ equity	$5,598,406	$5,338,856

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
	Years ended December 31,
(In thousands, except per share data)	2011	2010	2009
Interest, fee, and dividend income
Interest and fees on loans and leases	$204,370	$213,429	$220,324
Securities available for sale	31,083	36,167	45,972
Securities held to maturity	2,886	3,968	4,894
Other	1,658	2,174	2,203
Total interest, fee, and dividend income	239,997	255,738	273,393
Interest expense
Deposits	23,020	30,354	48,496
Short-term borrowings	205	402	552
Long-term debt	14,404	18,314	23,629
Trust preferred debentures	2,092	4,140	4,247
Total interest expense	39,721	53,210	76,924
Net interest income	200,276	202,528	196,469
Provision for loan and lease losses	20,737	29,809	33,392
Net interest income after provision for loan and lease losses	179,539	172,719	163,077
Noninterest income
Service charges on deposit accounts	21,464	24,041	27,165
Insurance and other financial services revenue	20,843	18,867	17,725
Trust	8,864	7,722	6,719
Net securities gains	150	3,274	144
Bank owned life insurance income	3,085	3,316	3,135
ATM and debit card fees	11,642	10,035	9,339
Retirement plan administration fees	8,918	10,356	9,086
Other	5,345	6,277	6,818
Total noninterest income	80,311	83,888	80,131
Noninterest expense
Salaries and employee benefits	99,212	93,718	85,565
Occupancy	16,363	15,350	14,864
Equipment	8,864	8,317	8,139
Data processing and communications	12,271	12,347	13,238
Professional fees and outside services	8,921	9,032	10,508
Office supplies and postage	6,073	6,102	5,857
Amortization of intangible assets	3,046	3,072	3,246
Loan collection and other real estate owned	2,631	3,036	2,766
Advertising	3,460	3,487	3,455
FDIC expenses	4,267	6,081	8,408
Prepayment penalty on long-term debt	-	4,526	810
Other	15,568	13,223	13,710
Total noninterest expense	180,676	178,291	170,566
Income before income tax expense	79,174	78,316	72,642
Income tax expense	21,273	20,912	20,631
Net income	$57,901	$57,404	$52,011
Earnings per share
Basic	$1.72	$1.67	$1.54
Diluted	1.71	1.66	1.53

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2011	2010	2009
Net income	$57,901	$57,404	$52,011
Other comprehensive (loss) income, net of tax
Unrealized net holding gains (losses) arising during the year (pre-tax amounts of $12,757, $(6,660), and $7,438)	7,703	(4,021)	4,490
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $150, $3,274, and $144)	(90)	(1,977)	(86)
Amortization of prior service cost and actuarial gains (pre-tax amounts of $1,665, $1,767, and $2,581)	999	1,060	1,548
(Decrease) increase in unrecognized actuarial loss (pre-tax amounts of $(15,546), $(2,595), and $5,637)	(9,381)	(1,560)	3,415
Total other comprehensive (loss) income	(769)	(6,498)	9,367
Comprehensive income	$57,132	$50,906	$61,378

See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
Years ended December 31,		Additional		other	Common
2011, 2010, and 2009	Common	paid-in-	Retained	comprehensive	stock in
(In thousands except share and per share data)	stock	capital	earnings	(loss) income	treasury	Total

Balance at December 31, 2008	365	$276,418	$245,340	$(8,204)	$(82,074)	$431,845
Net income	-	-	52,011	-	-	52,011
Cash dividends - $0.80 per share	-	-	(27,119)	-	-	(27,119)
Net issuance of 1,576,230 common shares	15	33,386	-	-	-	33,401
Net issuance of 203,480 shares to employee stock plans, including tax benefit	-	(1,773)	-	-	4,258	2,485
Stock-based compensation	-	3,133	-	-	-	3,133
Other comprehensive income	-	-	-	9,367	-	9,367
Balance at December 31, 2009	$380	$311,164	$270,232	$1,163	$(77,816)	$505,123
Net income	-	-	57,404	-	-	57,404
Cash dividends - $0.80 per share	-	-	(27,577)	-	-	(27,577)
Purchase of 23,810 treasury shares	-	-	-	-	(477)	(477)
Net issuance of 141,146 shares to employee stock plans, including tax benefit	-	(923)	(262)	-	3,000	1,815
Stock-based compensation	-	3,782	-	-	-	3,782
Other comprehensive loss	-	-	-	(6,498)	-	(6,498)
Balance at December 31, 2010	$380	$314,023	$299,797	$(5,335)	$(75,293)	$533,572
Net income	-	-	57,901	-	-	57,901
Cash dividends - $0.80 per share	-	-	(27,063)	-	-	(27,063)
Purchase of 1,458,609 treasury shares	-	-	-	-	(30,502)	(30,502)
Net issuance of 112,512 shares to employee stock plans, including tax benefit	-	62	(654)	-	2,319	1,727
Stock-based compensation	-	3,244	-	-	-	3,244
Other comprehensive loss	-	-	-	(769)	-	(769)
Balance at December 31, 2011	$380	$317,329	$329,981	$(6,104)	$(103,476)	$538,110

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
	Years ended December 31,
(In thousands)	2011	2010	2009
Operating activities
Net income	$57,901	$57,404	$52,011
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	20,737	29,809	33,392
Depreciation and amortization of premises and equipment	5,463	5,327	5,398
Net accretion on securities	1,597	1,468	535
Amortization of intangible assets	3,046	3,072	3,246
Stock based compensation	3,244	3,782	3,133
Bank owned life insurance income	(3,085)	(3,316)	(3,135)
Trading security purchases	(447)	(184)	(460)
Unrealized losses (gains) in trading securities	193	(214)	(543)
Deferred income tax benefit	(9,478)	(14,955)	(1,501)
Proceeds from sale of loans held for sale	13,545	83,143	135,519
Originations and purchases of loans held for sale	(14,167)	(80,469)	(138,583)
Net gains on sales of loans held for sale	(329)	(911)	(953)
Net security gains	(150)	(3,274)	(144)
Net gains on sales of other real estate owned	(2,531)	(517)	(306)
Net (increase) decrease in other assets	(3,579)	6,627	(39,324)
Net increase in other liabilities	11,805	2,645	6,399
Net cash provided by operating activities	83,765	89,437	54,684
Investing activities
Net cash provided by acquisitions	81,467	-	-
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	541,555	511,394	434,127
Proceeds from sales	2,437	103,253	2,753
Purchases	(648,048)	(635,319)	(426,979)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	47,186	112,399	90,668
Purchases	(20,736)	(48,701)	(110,496)
Net (increase) decrease in loans	(172,920)	7,292	(18,775)
Net decrease in Federal Reserve and FHLB stock	226	8,733	3,066
Proceeds from bank owned life insurance	758	2,767	1,054
Purchases of premises and equipment, net	(9,954)	(6,510)	(6,378)
Proceeds from sales of other real estate owned	2,531	3,186	2,512
Net cash (used in) provided by investing activities	(175,498)	58,494	(28,448)
Financing activities
Net increase in deposits	87,992	41,306	169,788
Net increase (decrease) in short-term borrowings	22,158	3,457	(50,515)
Proceeds from issuance of long-term debt	156	-	-
Repayments of long-term debt	(2,146)	(184,824)	(77,511)
Excess tax benefit from exercise of stock options	341	140	(243)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,386	1,675	2,728
Issuance of common stock	-	-	33,401
Purchase of treasury stock	(30,502)	(477)	-
Cash dividends and payments for fractional shares	(27,063)	(27,577)	(27,119)
Net cash provided by (used in) financing activities	52,322	(166,300)	50,529
Net (decrease) increase in cash and cash equivalents	(39,411)	(18,369)	76,765
Cash and cash equivalents at beginning of year	168,792	187,161	110,396
Cash and cash equivalents at end of year	$129,381	$168,792	$187,161

Supplemental disclosure of cash flow information	Years ended December 31,
Cash paid during the year for:	2011	2010	2009
Interest	$40,135	$54,668	$79,819
Income taxes, net of refund	31,258	37,033	13,952
Noncash investing activities:
Loans transferred to other real estate owned	$2,927	$1,212	$3,899
Acquisitions of non-cash assets and liabilities:
Fair value of assets acquired	$67,020	$-	$-
Fair value of liabilities assumed	$148,487	-	-

See accompanying notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(1)	Summary of Significant Accounting Policies

The accounting and reporting policies of NBT Bancorp Inc. (NBT Bancorp) and its subsidiaries, NBT Bank, NA (NBT Bank), NBT Holdings, Inc., and NBT Financial Services, Inc., conform, in all material respects, to accounting principles generally accepted in the United States of America (GAAP) and to general practices within the banking industry. Collectively, NBT Bancorp and its subsidiaries are referred to herein as “the Company.”

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

The following is a description of significant policies and practices:

Consolidation

The accompanying consolidated financial statements include the accounts of NBT Bancorp and its wholly owned subsidiaries mentioned above.  All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. In the “Parent Company Financial Information,” the investment in subsidiaries is recorded using the equity method of accounting.

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

Segment Report

The Company’s operations are primarily in the community banking industry and include the provision of traditional banking services.  The Company also provides other services through its subsidiaries such as insurance, retirement plan administration, and trust administration. The Company operates solely in the geographical regions of central and northern New York, northeastern Pennsylvania, western Massachusetts and Burlington, Vermont.  The Company has identified separate operating segments; however, these segments did not meet the quantitative thresholds for separate disclosure.

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

For all loan classes within the Company’s loan portfolio, loans and leases are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans and leases are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan or lease is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan and lease losses.

If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected.  For all loan classes within the Company’s loan portfolio, nonaccrual loans are returned to accrual status when they become current as to principal and interest and demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest.  For loans in all portfolios, the principal amount is charged off in full or in part as soon as management determines, based on available facts, that the collection of principal in full is improbable.  For commercial loans, management considers specific facts and circumstances relative to individual credits in making such a determination.  For consumer and residential loan classes, management uses specific guidance and thresholds from the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy.

Commercial type loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring (“TDR”).  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.

A loan is considered to be a TDR when the Company grants a concession to the borrower because of the borrower’s financial condition that the Company would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of all or a portion of principal or interest, or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. TDR loans are nonaccrual loans; however, they can be returned to accrual status after a period of performance, generally evidenced by six months of compliance with their modified terms.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan and lease portfolio. The allowance is determined based upon numerous considerations, including local and regional conditions, the growth and composition of the loan portfolio  with  respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the independent loan review staff and management, as well as consideration of volume and trends of delinquencies, nonperforming loans, and loan charge-offs.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  As a result of tests of adequacy, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.

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

Other Real Estate Owned

Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense.  In connection with the determination of the allowance for loan and lease losses and the valuation of other real estate owned, management obtains appraisals for properties.  Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.  The balance of OREO at December 31, 2011 and 2010 was approximately $2.2 million and $0.9 million, respectively.

Acquired Loans

Loans that we acquire in acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount.  The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. We have determined that we can reasonably estimate future cash flows on any such acquired loans that are past due 90 days or more and on which we are accruing interest and we expect to fully collect the carrying value of the loans.

Goodwill and Other Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets that have finite useful lives are amortized over their useful lives.  Core deposit intangibles at the Company are amortized using the sum-of-the-years’-digits method.  Covenants not to compete are amortized on a straight-line basis.  Customer lists are amortized using an accelerated method.

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

Stock-Based Compensation

We maintain various long-term incentive stock benefit plans under which we grant stock options, restricted stock awards, and restricted stock units to certain directors and key employees.  We recognize compensation expense in our income statement over the requisite service period, based on the grant-date fair value of the award.  The fair values of options are estimated using the Black-Scholes option pricing model.  For restricted stock awards and units, we recognize compensation expense ratably over the vesting period for the fair value of the award, measured at the grant date.

The Company’s stock-based employee compensation plan is described in Note 18 “Employee Benefit Plans”, of this Report.

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

On May 2, 2011, the Company completed the acquisition of Latremore’s Insurance Agency, Inc., then headquartered in Chazy, New York.  As part of the acquisition, the Company acquired approximately $2.1 million of intangible assets, $1.3 million of goodwill, and $0.1 million of fixed assets for a purchase price of $3.5 million, which has been allocated to NBT Holdings for reporting purposes.  The results of operations are included in the consolidated financial statements from the date of acquisition.

Pursuant to a purchase assumption agreement dated July 21, 2011 between the Company, Berkshire Hills Bancorp, Inc., and Legacy Banks, on October 21, 2011, the Company completed the conversion of four Legacy Banks branches to NBT Bank.  The branches are located in Berkshire County, Massachusetts in the towns of Great Barrington, Lee, Pittsfield, and North Adams.  As part of the acquisition, the Company acquired approximately $39.9 million in loans, $144.8 million in deposits, $12.5 million of goodwill, $1.3 million of intangible assets, and $2.8 million of other assets for a purchase price of $8.9 million, which has been allocated to the Bank for reporting purposes.  The results of operations are included in the consolidated financial statements from the date of acquisition.

On October 24, 2011, the Company entered into a definitive agreement with Berkshire Hills Bancorp, Inc. and Legacy Banks to acquire three former Legacy Banks branches in Greene County, NY and deposits and loans of one Legacy Banks branch in Schoharie County, NY.  This acquisition closed on January 21, 2012.

On November 16, 2011, the Company entered into a definitive agreement with Hampshire First pursuant to which Hampshire First will merge with and into NBT’s banking subsidiary, NBT Bank, N.A.  This merger is expected to close in the second quarter of 2012.

(3)	Earnings Per Share

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

	Years ended December 31,
	2011			2010			2009
		Weighted			Weighted			Weighted
(In thousands, except share and per share data)	Net income	average shares	Per share amount	Net income	average shares	Per share amount	Net income	average shares	Per share amount
Basic earnings per share	$57,901	33,662	$1.72	$57,404	34,275	$1.67	$52,011	33,723	$1.54
Effect of dilutive securities

Stock based compensation		262			234			180
Diluted earnings per share	$57,901	33,924	$1.71	$57,404	34,509	$1.66	$52,011	33,903	$1.53

There were approximately 1,258,000, 1,309,000, and 1,245,000 weighted average stock options for the years ended December 31, 2011, 2010, and 2009, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during  these  periods.

(4)  Federal Reserve Bank Requirement

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 31, 2011 was $33.4 million.

(5)	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2011
U.S. Treasury	$81,006	$1,228	$-	$82,234
Federal Agency	254,983	879	16	255,846
State & municipal	99,176	5,624	11	104,789
Mortgage-backed	310,767	14,629	-	325,396
Collateralized mortgage obligations	459,067	6,458	51	465,474
Corporate	-	-	-	-
Other securities	8,935	2,021	76	10,880
Total securities available for sale	$1,213,934	$30,839	$154	$1,244,619
December 31, 2010
U.S. Treasury	$91,338	$424	$482	$91,280
Federal Agency	350,641	1,905	2,796	349,750
State & municipal	113,821	1,771	655	114,937
Mortgage-backed	233,861	11,666	719	244,808
Collateralized mortgage obligations	293,565	6,574	2,251	297,888
Corporate	20,005	484	-	20,489
Other securities	8,059	2,162	5	10,216
Total securities available for sale	$1,111,290	$24,986	$6,908	$1,129,368

In the available for sale category at December 31, 2011, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $290.2 million and a fair value of $303.0 million and US Government Agency securities with an amortized cost of $20.5 million and a fair value of $22.4 million; CMOs were comprised of GSEs with an amortized cost of $398.3 million and a fair value of $402.4 million and US Government Agency securities with an amortized cost of $60.8 million and a fair value of $63.1 million. At December 31, 2011, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

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

The following table sets forth information with regard to sales transactions of securities available for sale:

	Years ended December 31
(In thousands)	2011	2010	2009
Proceeds from sales	$2,437	$103,253	$2,753
Gross realized gains	$7	$3,170	$154
Gross realized losses	(165)	(25)	(49)
Net securities (losses) gains	$(158)	$3,145	$105

In addition to (losses) gains from sales transactions, the Company also recorded gains from calls on securities available for sale of approximately $0.3 million for the year ended December 31, 2011, $0.1 for the year ended December 31, 2010, and a nominal gain for the year ended December 31, 2009.

At December 31, 2011 and 2010, securities available for sale with amortized costs totaling $1.2 billion and $0.9 billion, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at December 31, 2011, securities available for sale with an amortized cost of $141.7 million were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
December 31, 2011
Mortgage-backed	$1,447	$213	$-	$1,660
State & municipal	69,364	1,174	-	70,538
Total securities held to maturity	$70,811	$1,387	$-	$72,198
December 31, 2010
Mortgage-backed	$1,719	$200	$-	$1,919
State & municipal	95,591	1,249	-	96,840
Total securities held to maturity	$97,310	$1,449	$-	$98,759

At December 31, 2011 and 2010, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2011 and 2010, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

December 31, 2011
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	34,996	(16)	3	-	-	-	34,996	(16)	3
State & municipal	957	(10)	3	377	(1)	2	1,334	(11)	5
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	27,368	(51)	3	-	-	-	27,368	(51)	3
Other securities	645	(76)	2	-	-	-	645	(76)	2
Total securities with unrealized losses	$63,966	$(153)	11	$377	$(1)	2	$64,343	$(154)	13

December 31, 2010
U.S. Treasury	$40,741	$(482)	4	$-	$-	-	$40,741	$(482)	4
Federal agency	147,012	(2,796)	12	-	-	-	147,012	(2,796)	12
State & municipal	22,273	(317)	31	7,533	(338)	19	29,806	(655)	50
Mortgage-backed	44,340	(719)	3	-	-	-	44,340	(719)	3
Collateralized mortgage obligations	72,595	(2,251)	3	-	-	-	72,595	(2,251)	3
Other securities	95	(5)	1	-	-	-	95	(5)	1
Total securities with unrealized losses	$327,056	$(6,570)	54	$7,533	$(338)	19	$334,589	$(6,908)	73

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of December 31, 2011, management also had intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of December 31, 2011, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2011:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$23,867	$23,941
From one to five years	302,772	305,366
From five to ten years	245,058	254,864
After ten years	633,302	649,568
	$1,204,999	$1,233,739

Debt securities classified as held to maturity
Within one year	$26,315	$26,383
From one to five years	34,032	35,058
From five to ten years	7,073	7,153
After ten years	3,391	3,604
	$70,811	$72,198

Maturities of mortgage-backed, CMOs and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2011 and 2010.

(6)	Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2011	2010
Residential real estate mortgages	$581,511	$548,394
Commercial	611,298	577,731
Commercial real estate	888,879	844,458
Real estate construction and development	93,977	45,444
Agricultural and agricultural real estate mortgages	108,423	112,738
Consumer	946,470	905,563
Home equity	569,645	575,678
Total loans and leases	$3,800,203	$3,610,006

Included in the above loans and leases are net deferred loan origination costs totaling $1.6 million and $2.9 million at December 31, 2011 and 2010, respectively.  Also included is unearned income of $0.3 million and $1.4 million at December 31, 2011 and 2010, respectively.  The decrease in unearned income is due to the run-off of the lease portfolio as the Company ceased lease originations in 2009.  The Company had residential loans held for sale totaling $2.7 million as of December 31, 2011 and none as of December 31, 2010.

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

COMMERCIAL LOANS

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

CONSUMER LOANS

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

Home Equity – The Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Consumers are able to borrower up to 85% of the equity in their homes.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second lien position on one-to-four-family residential real estate).  These loans carry a higher risk than first mortgage residential loans as they are in a second position with respect to collateral.  Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

RESIDENTIAL REAL ESTATE LOANS

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

After a thorough consideration of the factors discussed above, any required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The following table illustrates the changes in the allowance for loan and lease losses by portfolio segment for the years ended December 31, 2011 and 2010:

Allowance for Loan and Lease Losses
(in thousands)

Years ended December 31			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of December 31, 2010	$40,101	$26,126	$4,627	$380	$71,234
Charge-offs	(8,969)	(14,209)	(1,310)	-	(24,488)
Recoveries	1,438	2,406	7	-	3,851
Provision	6,261	11,726	2,925	(175)	20,737
Ending Balance as of December 31, 2011	$38,831	$26,049	$6,249	$205	$71,334

Balance as of December 31, 2009	$36,599	$26,664	$3,002	$285	$66,550
Charge-offs	(12,969)	(15,692)	(1,176)	-	(29,837)
Recoveries	1,922	2,747	43	-	4,712
Provision	14,549	12,407	2,758	95	29,809
Ending Balance as of December 31, 2010	$40,101	$26,126	$4,627	$380	$71,234

The following table illustrates the allowance for loan and lease losses and the recorded investment by portfolio segment as of December 31, 2011 and 2010:

Allowance for Loan and Lease Losses and Recorded Investment in Loans and Leases
(in thousands)

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
As of December 31, 2011
Allowance for loan and lease losses	$38,831	$26,049	$6,249	$205	$71,334

Allowance for loans and leases individually evaluated for impairment	$175	$-	$-		$175

Allowance for loans and leases collectively evaluated for impairment	$38,656	$26,049	$6,249	$205	$71,159

Ending balance of loans and leases	$1,702,577	$1,516,115	$581,511		$3,800,203

Ending balance of loans and leases individually evaluated for impairment	$6,219	$-	$-		$6,219

Ending balance of loans and leases collectively evaluated for impairment	$1,696,358	$1,516,115	$581,511		$3,793,984

As of December 31, 2010
Allowance for loan and lease losses	$40,101	$26,126	$4,627	$380	$71,234

Allowance for loans and leases individually evaluated for impairment	$2,211	$-	$-		$2,211

Allowance for loans and leases collectively evaluated for impairment	$37,890	$26,126	$4,627	$380	$69,023

Ending balance of loans and leases	$1,580,371	$1,481,241	$548,394		$3,610,006

Ending balance of loans and leases individually evaluated for impairment	$11,419	$-	$-		$11,419

Ending balance of loans and leases collectively evaluated for impairment	$1,568,952	$1,481,241	$548,394		$3,598,587

Credit Quality of Loans and Leases

For all loan classes within the Company’s loan portfolio, loans and leases are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans and leases are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes or circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan or lease is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan and lease losses.

If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected.  For all loan classes within the Company’s loan portfolio, nonaccrual loans are returned to accrual status when they become current as to principal and interest and demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest.  For loans in all portfolios, the principal amount is charged off in full or in part as soon as management determines, based on available facts, that the collection of principal in full is improbable.  For commercial loans, management considers specific facts and circumstances relative to individual credits in making such a determination.  For consumer and residential loan classes, management uses specific guidance and thresholds from the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy.

The following table illustrates the Company’s nonaccrual loans by loan class as of December 31, 2011 and 2010:

Loans on Nonaccrual Status

(In thousands)	December 31, 2011	December 31, 2010
Commercial Loans
Commercial	$1,699	$5,837
Commercial Real Estate	4,868	5,687
Agricultural	3,307	4,065
Agricultural Real Estate	2,067	2,429
Business Banking	7,446	7,033
	19,387	25,051

Consumer Loans
Indirect	1,550	1,971
Home Equity	7,931	6,395
Direct	378	399
	9,859	8,765

Residential Real Estate Mortgages	9,044	8,651

Total Nonaccrual	$38,290	$42,467

The decrease in commercial nonaccrual loans primarily reflects the charge-off of one large credit and the payoff of two additional large credits in 2011.

The following table sets forth information with regard to past due and nonperforming loans by loan class:

Age Analysis of Past Due Financing Receivables
As of December 31, 2011
(in thousands)

			Greater Than				Recorded
	31-60 Days	61-90 Days	90 Days	Total			Total
	Past Due	Past Due	Past Due	Past Due			Loans and
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Leases
Commercial Loans
Commercial	$663	$50	$-	$713	$1,699	$508,662	$511,074
Commercial Real Estate	1,942	-	-	1,942	4,868	828,089	834,899
Agricultural	77	13	-	90	3,307	63,140	66,537
Agricultural Real Estate	-	-	50	50	2,067	31,809	33,926
Business Banking	1,871	1,024	-	2,895	7,446	245,800	256,141
	4,553	1,087	50	5,690	19,387	1,677,500	1,702,577

Consumer Loans
Indirect	12,141	2,584	1,283	16,008	1,550	855,545	873,103
Home Equity	5,823	1,277	954	8,054	7,931	553,660	569,645
Direct	831	191	140	1,162	378	71,827	73,367
	18,795	4,052	2,377	25,224	9,859	1,481,032	1,516,115

Residential Real Estate Mortgages	2,003	139	763	2,905	9,044	569,562	581,511
	$25,351	$5,278	$3,190	$33,819	$38,290	$3,728,094	$3,800,203

Age Analysis of Past Due Loans and Leases
As of December 31, 2010
(in thousands)

			Greater Than				Recorded
	31-60 Days	61-90 Days	91 Days	Total			Total
	Past Due	Past Due	Past Due	Past Due			Loans and
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Leases
Commercial
Commercial	$136	$55	$94	$285	$5,837	$461,633	$467,755
Commercial Real Estate	1,263	-	-	1,263	5,687	730,285	737,235
Agricultural	63	92	-	155	4,065	63,336	67,556
Agricultural Real Estate	108	-	-	108	2,429	33,400	35,937
Business Banking	2,570	1,183	-	3,753	7,033	261,102	271,888
	4,140	1,330	94	5,564	25,051	1,549,756	1,580,371

Consumer
Indirect	9,307	2,193	862	12,362	1,971	814,594	828,927
Home Equity	5,740	1,756	396	7,892	6,395	561,391	575,678
Direct	927	158	54	1,139	399	75,098	76,636
	15,974	4,107	1,312	21,393	8,765	1,451,083	1,481,241

Residential Real Estate Mortgages	3,002	126	919	4,047	8,651	535,696	548,394
	$23,116	$5,563	$2,325	$31,004	$42,467	$3,536,535	$3,610,006

There were no material commitments to extend further credit to borrowers with nonperforming loans. Within nonaccrual loans, there were approximately $4.0 million and $1.0 million of TDR loans at December 31, 2011 and 2010, respectively.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, agricultural real estate and business banking loans, as well as certain consumer and residential real estate loans that have been modified in a TDR were $22.4 million at December 31, 2011 and $25.4 million at December 31, 2010.

The methodology used to establish the allowance for loan and lease losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified loans, including all TDRs and commercial loans that are graded substandard or below, with outstanding balances of $500 thousand or more are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are evaluated for impairment, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  These impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  For impaired loans measured using the present value of expected cash flow method, any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for credit losses.  At December 31, 2011, $0.5 million of the total impaired loans had a specific reserve allocation of $0.2 million compared to $6.1 million of impaired loans at December 31, 2010 which had a specific reserve allocation of $2.2 million.

The following provides additional information on impaired loans for the years ended December 31, 2011 and 2010:

Impaired Loans
	December 31, 2011			December 31, 2010
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
With no related allowance recorded:
Commercial Loans
Commercial	$1,243	$2,723		$2,112	$2,459
Commercial Real Estate	4,868	7,165		5,687	6,654
Agricultural	3,307	4,166		2,394	2,865
Agricultural Real Estate	2,067	2,288		1,701	1,883
Business Banking	7,446	9,976		7,033	9,395
Total Commercial Loans	18,931	26,318		18,927	23,256

Consumer Loans
Home Equity	2,000	2,103		-	-

Residential Real Estate Mortgages	1,040	1,125		313	339
	21,971	29,546		19,240	23,595

With an allowance recorded:
Commercial Loans
Commercial	$456	$808	$175	$3,725	$4,762	$1,907
Commercial Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	1,671	1,918	281
Agricultural Real Estate	-	-	-	728	784	23
	456	808	175	6,124	7,464	2,211

Total:	$22,427	$30,354	$175	$25,364	$31,059	$2,211

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the years ended December 31, 2011, 2010 and 2009:

	December 31, 2011			December 31, 2010			December 31, 2009
	Average	Interest Income		Average	Interest Income		Average	Interest Income
	Recorded	Recognized		Recorded	Recognized		Recorded	Recognized
(in thousands)	Investment	Accrual	Cash	Investment	Accrual	Cash	Investment	Accrual	Cash
With no related allowance recorded:
Commercial Loans
Commercial	$2,322	$94	$94	$1,898	$113	$113	$1,118	$1,429	$1,429
Commercial Real Estate	4,794	163	163	4,219	317	317	5,702	2,744	2,744
Agricultural	3,013	133	133	2,990	82	82	1,606	531	531
Agricultural Real Estate	1,719	109	109	1,929	150	150	1,853	589	589
Business Banking	6,121	266	266	4,959	234	234	6,231	917	917
Consumer Loans
Home Equity	1,904	91	91	-	-	-	-	-	-
Res Real Estate Mortgages	926	58	58	132	6	6	-	-	-
	$20,798	$914	$914	$16,127	$902	$902	$16,509	$6,210	$6,210

With an allowance recorded:
Commercial Loans
Commercial	$861	$86	$86	$2,366	$118	$118	$2,984	$57	$57
Commercial Real Estate	287	-	-	1,234	-	-	1,551	-	-
Agricultural	791	68	68	1,386	150	150	2,046	63	63
Agricultural Real Estate	357	18	18	816	67	67	560	5	5
	$2,295	$172	$172	$5,802	$335	$335	$7,141	$125	$125

Total:	$23,094	$1,086	$1,086	$21,929	$1,237	$1,237	$23,650	$6,335	$6,335

There has been significant disruption and volatility in the financial and capital markets since the second half of 2008.  Turmoil in the mortgage market adversely impacted both domestic and global markets and led to a significant credit and liquidity crisis in many domestic markets.  These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued).  The disruption was exacerbated by the decline of the real estate and housing market.  However, in the markets in which the Company does business, the disruption has been less significant than in the national market.  For example, our real estate market has not suffered the extreme declines seen nationally and our unemployment rate, while notably higher than in prior periods, is still below the national average.

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

Consumer and Residential Mortgage Grading System

Consumer and Residential Mortgage loans are graded as either Performing or Nonperforming.   Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.  All loans not meeting any of these three criteria are considered Performing.

The following tables illustrates the Company’s credit quality by loan class for the years ended December 31, 2011 and 2010:

Credit Quality Indicators
As of December 31, 2011

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$470,332	$758,673	$58,481	$28,927	$1,316,413
Special Mention	10,346	24,478	42	10	34,876
Substandard	29,940	51,748	7,945	4,989	94,622
Doubtful	456	-	69	-	525
Total	511,074	834,899	66,537	33,926	1,446,436

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking				Total
Non-classified	237,887				237,887
Classified	18,254				18,254
Total	256,141				256,141

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$870,270	$560,760	$72,849		$1,503,879
Nonperforming	2,833	8,885	518		12,236
Total	$873,103	$569,645	$73,367		$1,516,115

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$571,704				$571,704
Nonperforming	9,807				9,807
Total	$581,511				$581,511

Credit Quality Indicators
As of December 31, 2010
(in thousands)

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
1 - Pass	$441,834	$654,974	$61,195	$30,483	$1,188,486
2 - Special Mention	4,830	35,461	660	936	41,887
3 - Substandard	21,091	46,800	5,606	4,518	78,015
4 - Doubtful	-	-	95	-	95
Total	$467,755	$737,235	$67,556	$35,937	$1,308,483

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking				Total
Non-classified	$253,120				$253,120
Classified	18,768				18,768
Total	$271,888				$271,888

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$826,956	$569,283	$76,237		$1,472,476
Nonperforming	1,971	6,395	399		8,765
Total	$828,927	$575,678	$76,636		$1,481,241

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$539,743				$539,743
Nonperforming	8,651				8,651
Total	$548,394				$548,394

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

Modifications made during the year ended December 31, 2011 consisted of three commercial loans totaling $0.7 million, twenty-five home equity loans totaling $2.4 million and four residential real estate mortgages totaling $0.8 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged.  During the year ended December 31, 2011, there were two commercial loans classified as TDRs totaling $0.7 million, seven home equity loans classified as TDRs totaling $0.6 million and two residential real estate loans classified as TDRs totaling $0.4 million that subsequently defaulted on their renegotiated terms.

Modifications made during the year ended December 31, 2010 consisted of one commercial loan totaling $0.3 million.   The pre and post outstanding recorded investment amount remained unchanged for this loan.  During the year ended December 31, 2010, there were no loans classified as TDRs that subsequently defaulted on their renegotiated terms.

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

(In thousands)	2011	2010
Balance at January 1	$2,914	$1,843
New loans	25	1,174
Adjustment due to change in composition of related parties	328	216
Repayments	(730)	(319)
Balance at December 31	$2,537	$2,914

(9)	Premises and Equipment, Net

A summary of premises and equipment follows:

	December 31,
(In thousands)	2011	2010
Land, buildings, and improvements	$103,399	$95,970
Equipment	47,646	72,326
Construction in progress	75	342
Premises and equipment before accumulated depreciation	151,120	168,638
Accumulated depreciation	76,579	101,234
Total premises and equipment	$74,541	$67,404

Land, buildings, and improvements with a carrying value of approximately $2.9 million and $3.0 million at December 31, 2011 and 2010, respectively, are pledged to secure long-term borrowings.  Buildings and improvements are depreciated based on useful lives of 15 to 40 years.  Equipment is depreciated based on useful lives of three to ten years.  During 2011, a physical inventory was conducted resulting in an entry to remove certain fully depreciated assets determined to be no longer in use, with a gross amount totaling approximately $27.1 million.  The entry had no impact on the Company’s net book value of fixed assets.

Rental expense included in occupancy expense amounted to $5.9 million in 2011, $5.5 million in 2010, and $5.3 million in 2009. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2011 (in thousands):

Future Minimum Rental Payments

2012	$5,337
2013	5,200
2014	4,786
2015	4,365
2016	4,121
Thereafter	25,081
Total	$48,890

(10)	Goodwill and other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2011	114,841
Goodwill resulting from acquisitions	17,188
December 31, 2011	$132,029

January 1, 2010	114,938
Goodwill resulting from acquisitions	-
Goodwill reclassification	(97)
December 31, 2010	$114,841

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets.  These intangible assets are amortized over their estimated useful lives, which range primarily from one to twelve years.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2011	2010
Core deposit intangibles
Gross carrying amount	$11,966	$10,762
Less: accumulated amortization	6,401	5,517
Net carrying amount	5,565	5,245

Identified intangible assets
Gross carrying amount	20,919	18,556
Less: accumulated amortization	8,290	6,259
Net carrying amount	12,629	12,297

Total intangibles
Gross carrying amount	32,885	29,318
Less: accumulated amortization	14,691	11,776
Net carrying amount	$18,194	$17,542

Amortization expense on intangible assets with definite useful lives totaled $3.0 million for 2011, $3.1 million for 2010 and $3.2 million for 2009.  Amortization expense on intangible assets with definite useful lives is expected to total $3.2 million for 2012, $3.0 million for 2013, $2.8 million for 2014, $2.6 million for 2015, $1.6 million for 2016 and $3.0 million thereafter.  Identified intangible assets include customer lists, non-competes, and trademark intangibles.  The Company also has $2.0 million in intangible assets that will not amortize.

(11)	Deposits

The following table sets forth the maturity distribution of time deposits at December 31, 2011 (in thousands):

Time deposits
Within one year	$444,870
After one but within two years	162,049
After two but within three years	240,228
After three but within four years	50,954
After four but within five years	28,528
After five years	6,498
Total	$933,127

Time deposits of $100,000 or more aggregated $305.7 million and $264.4 million December 31, 2011 and 2010, respectively.

(12)	Short-Term Borrowings

Short-term borrowings totaled $181.6 million and $159.4 million at December 31, 2011 and 2010, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank (FHLB) advances, with original maturities of one year or less.

The Company had unused lines of credit with the FHLB available for short-term financing of approximately $323 million and $284 million at December 31, 2011 and 2010, respectively. Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows:

(In thousands)	2011	2010	2009
Federal funds purchased
Balance at year-end	$27,000	$-	$-
Average during the year	3,017	-	5,957
Maximum month end balance	28,000	-	50,000
Weighted average rate during the year	0.11%	-	0.30%
Weighted average rate at December 31	0.13%	-	-

Securities sold under repurchase agreements
Balance at year-end	$154,592	$159,184	$155,727
Average during the year	150,663	157,964	133,859
Maximum month end balance	178,414	169,278	166,208
Weighted average rate during the year	0.13%	0.25%	0.40%
Weighted average rate at December 31	0.10%	0.15%	0.32%

Other short-term borrowings
Balance at year-end	$-	$250	$250
Average during the year	249	250	250
Maximum month end balance	250	250	250
Weighted average rate during the year	-	-	0.03%
Weighted average rate at December 31	-	-	-

See Note 5 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

(13)	Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.  A summary as of December 31, 2011 and 2010 is as follows:

	As of December 31, 2011				As of December 31, 2010
Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2011	-	-	-	-	1,994	4.73%	1,994	4.73%
2013	119,400	3.87%	100,000	3.71%	119,400	3.87%	100,000	3.71%
2014	2,604	2.00%	-	-	-	-	-	-
2016	70,000	4.21%	70,000	4.21%	70,000	4.21%	70,000	4.21%
2017	100,000	3.89%	100,000	3.89%	100,000	3.89%	100,000	3.89%
2018	75,000	3.61%	75,000	3.61%	75,000	3.61%	75,000	3.61%
2025	3,340	2.75%	-	-	3,480	2.75%	-	-
	$370,344		$345,000		$369,874		$346,994

(14)	Trust Preferred Debentures

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

NBT Trust II
In connection with acquisition of CNB, the Company formed NBT Trust II in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. NBT Trust II issued $50.0 million of fixed rate (at 6.195%) trust preferred securities, which represent beneficial interests in the assets of NBT Trust II.  In February 2011, the rate converted to a floating rate (three-month LIBOR plus 140 basis points).  The trust preferred securities will mature on March 15, 2036 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Company at any time after March 15, 2011 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. NBT Trust II also issued $1.5 million of common equity securities to the Company. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $51.5 million of fixed rate (at 6.195%) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

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

(15)	Income Taxes

The significant components of income tax expense attributable to operations are:

	Years ended December 31,
	2011	2010	2009
Current
Federal	$29,274	$34,124	$21,046
State	1,477	1,743	1,086
	30,751	35,867	22,132

Deferred
Federal	(8,129)	(12,121)	(1,669)
State	(1,349)	(2,834)	168
	(9,478)	(14,955)	(1,501)
Total income tax expense	$21,273	$20,912	$20,631

Not included in the above table are items that were recorded to stockholders’ equity of approximately ($0.5 million), ($4.3 million), and $6.1 million for 2011, 2010, and 2009, respectively, relating to deferred taxes on the unrealized (gain) loss on available for sale securities, tax benefits recognized with respect to stock options exercised, and deferred taxes related to pension plans.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2011	2010
Deferred tax assets
Allowance for loan and lease losses	$27,487	$27,463
Deferred compensation	4,911	4,653
Postretirement benefit obligation	1,036	1,024
Fair value adjustments from acquisitions	2,227	-
Accrued liabilities	1,482	1,649
Stock-based compensation expense	4,440	3,943
Other	1,214	1,012
Total deferred tax assets	42,797	39,744
Deferred tax liabilities
Pension and executive retirement	6,916	11,922
Unrealized gains on securities available for sale	12,156	7,162
Premises and equipment, primarily due to accelerated depreciation	2,340	1,384
Equipment leasing	3,090	11,456
Deferred loan costs	767	1,395
Intangible amortization	11,081	10,270
Other	494	178
Total deferred tax liabilities	36,844	43,767
Net deferred tax asset (liability) at year-end	5,953	(4,023)
Net deferred tax liability at beginning of year	(4,023)	(23,245)
Decrease in net deferred tax liability	$(9,976)	$(19,222)

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2011 and 2010.

A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is as follows:

(In thousands)	2011	2010	2009
Balance at January 1	$3,081	$2,287	$2,212
Additions for tax positions of prior years	-	1,714	132
Reduction for tax positions of prior years	(2,193)	(920)	(57)
Balance at December 31	$888	$3,081	$2,287

The $0.9 million, $3.1 million, and $2.3 million of unrecognized tax benefits at December 31, 2011, 2010, and 2009 respectively, would impact the annual effective tax rate, if recognized.  During 2011, the Company reached settlement with New York State on franchise tax examinations for the years 2003 through 2007.  Also during 2011, there was a reduction of reserves for Federal tax benefits for years in which the statute of limitations has expired.  As a result, unrecognized tax benefits were reduced by $1.4 million and $0.8 million related to the examination and the expiration of the statute of limitations, respectively, which resulted in a reduction of tax expense for 2011 of $1.5 million.

The Company is no longer subject to U.S. Federal and New York State examination by tax authorities for years prior to 2008.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest at December 31, 2011 and 2010 was approximately $0.1 million and $0.7 million, respectively.  Net interest impacting the Company’s 2011, 2010 and 2009 tax expense was $0.3 million, $0.1 million and $0.2 million, respectively.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

	Years ended December 31
(In thousands)	2011	2010	2009
Federal income tax at statutory rate	$27,711	$27,410	$25,424
Tax exempt income	(2,925)	(3,448)	(3,811)
Net increase in CSV of life insurance	(919)	(939)	(871)
Low income housing tax credits	(782)	(296)	(132)
State taxes, net of federal tax benefit	764	756	816
State audit settlements	(681)	(1,465)	-
Other, net	(1,895)	(1,106)	(795)
Income tax expense	$21,273	$20,912	$20,631

(16)  Stockholders’ Equity

In accordance with accounting standards, unrealized gains on available for sale securities and unrecognized actuarial gains or losses and prior service costs associated with the Company’s pension and postretirement benefit plans are included in accumulated other comprehensive loss.  For the years ended December 31, components of accumulated other comprehensive loss are:

(In thousands)	2011	2010
Unrecognized prior service cost and net actuarial loss on pension plans	$(24,633)	$(16,251)
Unrealized net holding gains on available for sale securities	18,529	10,916
Accumulated other comprehensive income (loss)	$(6,104)	$(5,335)

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations.  At December 31, 2011, approximately $95.9 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and NBT Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2011 and 2010, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements.  The regulations establish a framework for the classification of banks into five categories:  well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  As of December 31, 2011, the most recent notification from NBT Bank’s regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 capital to average asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed NBT Bank’s category.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory ratio requirements

(Dollars in thousands)	Amount	Ratio	Minimum capital adequacy	For classification as well capitalized
As of December 31, 2011
Total Capital (to risk weighted assets):
Company	$528,674	12.81%	8.00%	10.00%
NBT Bank	506,246	12.28%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	476,837	11.56%	4.00%	6.00%
NBT Bank	454,476	11.03%	4.00%	6.00%
Tier I Capital (to average assets)
Company	476,837	8.74%	4.00%	5.00%
NBT Bank	454,476	8.35%	4.00%	5.00%

As of December 31, 2010
Total Capital (to risk weighted assets):
Company	$537,305	13.70%	8.00%	10.00%
NBT Bank	510,196	13.03%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	487,994	12.44%	4.00%	6.00%
NBT Bank	460,969	11.77%	4.00%	6.00%
Tier I Capital (to average assets)
Company	487,994	9.16%	4.00%	5.00%
NBT Bank	460,969	8.67%	4.00%	5.00%

(18) Employee Benefit Plans

Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at December 31, 2011. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other postretirement benefits at December 31, 2011 are summarized below.  The Company expects that $3.3 million in net actuarial loss and $0.1 million in prior service cost will be recognized as components of net periodic benefit cost in 2012.

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Net actuarial loss	$37,914	$23,161	$2,323	$3,089
Prior service cost	1,430	1,739	(874)	(1,076)
Total amounts recognized in accumulated other comprehensive loss (pre-tax)	$39,344	$24,900	$1,449	$2,013

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans.  The following table sets forth changes in benefit obligations, changes in plan assets, and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$70,229	$63,408	$4,554	$3,838
Service cost	2,589	2,254	17	17
Interest cost	3,544	3,613	202	228
Plan participants' contributions	-	-	263	277
Actuarial loss (gain)	5,935	4,940	(562)	955
Amendments	-	21	-	-
Benefits paid	(4,273)	(4,007)	(489)	(761)
Projected benefit obligation at end of year	78,024	70,229	3,985	4,554
Change in plan assets
Fair value of plan assets at beginning of year	97,821	90,891	-	-
Actual return (loss) on plan assets	(2,452)	10,487	-	-
Employer contributions	479	450	226	484
Plan participants' contributions	-	-	263	277
Benefits paid	(4,273)	(4,007)	(489)	(761)
Fair value of plan assets at end of year	91,575	97,821	-	-

Funded status at year end	$13,551	$27,592	$(3,985)	$(4,554)

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2011 and 2010.  An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.  The accumulated benefit obligation for pension benefits was $76.5 million and $68.6 million at December 31, 2011 and 2010, respectively.  The accumulated benefit obligation for other postretirement benefits was $4.0 million and $4.6 million at December 31, 2011 and 2010, respectively.

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Other assets	$23,973	$35,895	$-	$-
Other liabilities	(10,422)	(8,303)	(3,985)	(4,554)
Funded status	$13,551	$27,592	$(3,985)	$(4,554)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years ended December 31,

(In thousands)	2011	2010	2009
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	4.10%	5.15%	5.70%
Expected long-term return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The following assumptions were used to determine net periodic pension cost:
Discount rate	5.15%	5.70%	6.30%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

Net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$2,589	$2,254	$2,222	$17	$17	$17
Interest cost	3,544	3,613	3,413	202	228	205
Expected return on plan assets	(7,720)	(7,166)	(5,591)	-	-	-
Amortization of initial unrecognized asset	-	-	(23)	-	-	-
Amortization of prior service cost	309	322	296	(202)	(202)	(202)
Amortization of unrecognized net loss	1,353	1,447	2,374	205	201	136
Net periodic pension cost	$75	$470	$2,691	$222	$244	$156

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)

Net loss (gain)	$16,108	$1,620	$(6,053)	$(562)	$955	$289
Prior service cost	-	21	127	-	-	-
Amortization of initial unrecognized asset	-	-	23	-	-	-
Amortization of prior service cost	(309)	(322)	(296)	202	202	202
Amortization of unrecognized net gain	(1,353)	(1,447)	(2,374)	(205)	(201)	(136)
Total recognized in other comprehensive loss (income)	14,446	(128)	(8,573)	(565)	956	355

Total recognized in net periodic benefit cost and other comprehensive income (loss) - pre-tax	$14,521	$342	$(5,882)	$(343)	$1,200	$511

The following table sets forth estimated future benefit payments for the pension plans and other postretirement benefit plans:

	Pension	Other
	Benefits	Benefits

2012	5,010	204
2013	5,236	218
2014	5,361	232
2015	7,034	244
2016	5,590	254
Thereafter	29,745	1,358

The Company is not required to make contributions to the defined benefit plan in 2012.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2011 were assumed to be 8.0 to 9.75 percent. The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2018 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2011:

(In thousands)	One Percentage point increase	One Percentage point decrease
Increase (decrease) on total service and interest cost components	$29	$(24)
Increase (decrease) on postretirement accumulated benefit obligation	482	(410)

Plan Investment Policy

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

	Target 2012	2011	2010
Cash and cash equivalents	0 - 20%	2%	2%
Fixed income securities	20 - 40%	34%	26%
Equities	40 - 80%	64%	72%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio.  All issues that are rated lower than A by Standard and Poor’s are to be excluded.  Equity securities at December 31, 2011 and 2010 do not include any Company common stock.  The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan as of December 31, 2011 and 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Cash and Cash Equivalents	$1,503	$-	$-	$1,503
Foreign Equity Mutual Funds	6,577	-	-	6,577
Equity Mutual Funds	9,902	-	-	9,902
US Government Bonds	-	15,683	-	15,683
Corporate Bonds	-	12,954	-	12,954
Common Stock	33,850	-	-	33,850
Municipal bonds and Notes	-	1,799	-	1,799
Foreign Bonds and Notes	-	1,096	-	1,096
Foreign Equity	8,211	-	-	8,211
Totals	$60,043	$31,532	$-	$91,575

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Cash and Cash Equivalents	$1,604	$-	$-	$1,604
Foreign Equity Mutual Funds	6,577	-	-	6,577
Equity Mutual Funds	22,515	-	-	22,515
US Government Bonds	-	16,219	-	16,219
Corporate Bonds	-	5,003	-	5,003
Common Stock	31,213	-	-	31,213
Municipal bonds and Notes	-	2,294	-	2,294
Foreign Bonds and Notes	-	1,666	-	1,666
Foreign Equity	10,730	-	-	10,730
Totals	$72,639	$25,182	$-	$97,821

The Plan had no financial instruments recorded at fair value on a nonrecurring basis as of December 31, 2011.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets is 7.5% at December 31, 2011.  This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return.  The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans
The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”).  The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries.  In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability.  Participation in the 401(k) Plan is contingent upon certain age and service requirements.  The employer contributions associated with the 401(k) Plan were $3.7 million in 2011, $3.5 million in 2010, and $3.4 million in 2009.

Omnibus Incentive Plan
In April 2008, the Company adopted the NBT Bancorp Inc. 2008 Omnibus Incentive Plan (the “Plan”). Under the terms of the Plan, options and other equity-based awards are granted to directors and employees to increase their direct proprietary interest in the operations and success of the Company.  The Plan assumes all prior equity-based incentive plans and any new equity-based awards are granted under the terms of the Plan.  Under terms of the Plan, stock options are granted to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate ten years from the date of the grant.  Shares issued as a result of stock option exercises and vesting of restricted shares and stock unit awards are funded from the Company’s treasury stock.  Restricted shares granted under the Plan vest after five years for employees and three years for non-employee directors.  Restricted stock units granted under the Plan may have different terms and conditions.  Performance shares and units granted under the Plan for executives may have different terms and conditions.

The per share weighted average fair value of stock options granted during 2011, 2010, and 2009 was $5.45, $5.03, and $5.71, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

Years ended December 31,
	2011	2010	2009
Dividend yield	3.31%–3.82%	3.27%–3.96%	2.86%–3.65%
Expected volatility	33.75%–34.36%	33.00%–33.86%	30.20%–32.91%
Risk-free interest rates	1.48%–2.81%	1.90%–3.17%	1.71%–3.20%
Expected life	7 years	7 years	7 years

The following table summarizes information concerning stock options outstanding at December 31, 2011:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,031,578	$22.05
Granted	50,700	22.21
Exercised	(142,178)	16.11
Forfeited	(26,085)	24.42
Expired	(50,425)	24.64
Outstanding at December 31, 2011	1,863,590	$22.41	5.37	$3,869,134

Exercisable at December 31, 2011	1,457,710	$22.50	4.71	$2,872,729

Expected to Vest	399,034	$22.08	7.73	$979,661

Total stock-based compensation expense for stock option awards totaled $0.9 million for the year ended December 31, 2011, $1.8 million for the year ended December 31, 2010, and $1.6 million for the year ended December 31, 2009.  There were no new stock option awards issued in 2011 which caused the aforementioned decrease.  Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years ended
(dollars in thousands)	2011	2010	2009
Proceeds from stock options exercised	$1,793	$1,778	$2,728
Tax benefits related to stock options exercised	341	140	(243)
Intrinsic value of stock options exercised	897	574	406
Fair value of shares vested during the year	1,597	1,800	1,700

The Company has outstanding restricted and deferred stock awards granted from various plans at December 31, 2011. The Company recognized $2.3 million in stock-based compensation expense related to these stock awards for the year ended December 31, 2011, $2.0 million for the year ended December 31, 2010, and $1.5 million for the year ended December 31, 2009.  Tax benefits recognized with respect to restricted and deferred stock-based compensation expense were $1.2 million, $0.7 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Unrecognized compensation cost related to restricted stock awards and stock units totaled $4.4 million at December 31, 2011 and will be recognized over 2.8 years on a weighted average basis.  Shares issued are funded from the Company’s treasury stock.  The following table summarizes information for unvested restricted stock awards outstanding as of December 31, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested Restricted Stock Awards
Unvested at January 1, 2011	202,039	$24.09
Forfeited	(14,000)	24.44
Vested	(58,110)	24.48
Granted	25,447	24.09
Unvested at December 31, 2011	155,376	$23.92

The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested Restricted Stock Units
Unvested at January 1, 2011	57,400	$22.59
Forfeited	(3,520)	-
Vested	(625)	-
Granted	188,652	23.84
Unvested at December 31, 2011	241,907	$23.95

The Company has 4.6 million securities remaining available to be granted as part of the Plan at December 31, 2011.

(19) Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets.  The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2011, approximately 58% of the Company’s loans were secured by real estate located in central and northern New York, northeastern Pennsylvania, western Massachusetts and the greater Burlington, Vermont area.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

	At December 31,
(In thousands)	2011	2010
Unused lines of credit	$161,551	$141,579
Commitments to extend credits, primarily variable rate	603,322	501,987
Standby letters of credit	26,783	26,193
Commercial letters of credit	15,218	16,255
Loans sold with recourse	16,175	13,970

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.  The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  The fair value of the Company’s stand-by letters of credit at December 31, 2011 and 2010 was not significant.

The total amount of loans serviced by the Company for unrelated third parties was approximately $301.9 million and $323.2 million at December 31, 2011 and 2010, respectively.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated.  In the opinion of management, the aggregate amount involved in such proceedings at December 31, 2011 is not material to the consolidated balance sheets or results of operations of the Company.

(20)  Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2011	2010
Assets
Cash and cash equivalents	$2,454	$3,493
Securities available for sale, at estimated fair value	9,825	9,190
Trading securities	2,550	2,273
Investment in subsidiaries, on equity basis	622,885	609,260
Other assets	48,153	41,942
Total assets	$685,867	$666,158
Liabilities and Stockholders’ Equity
Total liabilities	$147,757	$132,586
Stockholders’ equity	538,110	533,572
Total liabilities and stockholders’ equity	$685,867	$666,158

Condensed Income Statements

	Years ended December 31,
(In thousands)	2011	2010	2009
Dividends from subsidiaries	$54,400	$12,000	$9,000
Management fee from subsidiaries	69,430	68,228	65,596
Securities (losses) gains	(31)	1,814	141
Interest, dividend and other income	628	1,136	869
Total revenue	124,427	83,178	75,606
Operating expense	75,254	72,436	73,687
Income before income tax benefit and equity in undistributed income of subsidiaries	49,173	10,742	1,919
Income tax benefit	1,340	282	1,994
Equity in undistributed income of subsidiaries	7,388	46,380	48,098
Net income	$57,901	$57,404	$52,011

Statements of Cash Flow

	Years ended December 31,
(In thousands)	2011	2010	2009
Operating activities
Net income	$57,901	$57,404	$52,011
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	3,244	3,782	3,133
Loss (Gain) on sales of available-for-sale securities	31	(1,814)	(141)
Equity in undistributed income of subsidiaries	(7,388)	(46,380)	(48,098)
Net change in other liabilities	15,311	2,155	(3,662)
Net change in other assets	(11,607)	(2,605)	3,632
Net cash provided by operating activities	57,492	12,542	6,875
Investing activities
Purchases of available-for-sale securities	(968)	(1,745)	(2,173)
Sales and maturities of available-for-sale securities	71	7,807	494
Purchases of premises and equipment	(1,656)	(321)	(600)
Net cash provided by (used in) investing activities	(2,553)	5,741	(2,279)
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,386	1,675	2,728
Payments on long-term debt	(140)	(135)	(12,625)
Proceeds from the issuance of common stock	-	-	33,401
Purchases of treasury shares	(30,502)	(477)	-
Cash dividends and payments for fractional shares	(27,063)	(27,577)	(27,119)
Excess tax benefit from exercise of stock options	341	140	(243)
Net cash used in financing activities	(55,978)	(26,374)	(3,858)
Net (decrease) increase in cash and cash equivalents	(1,039)	(8,091)	738
Cash and cash equivalents at beginning of year	3,493	11,584	10,846
Cash and cash equivalents at end of year	$2,454	$3,493	$11,584

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

Trust Preferred Debentures

The fair value of trust preferred debentures has been estimated using a discounted cash flow analysis.

Estimated fair values of financial instruments at December 31 are as follows:

	2011		2010
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$129,381	$129,381	$168,792	$168,792
Securities available for sale	1,244,619	1,244,619	1,129,368	1,129,368
Securities held to maturity	70,811	72,198	97,310	98,759
Trading securities	3,062	3,062	2,808	2,808
Net loans	3,728,869	3,821,640	3,538,772	3,626,603
Accrued interest receivable	17,800	17,800	19,130	19,130
Financial liabilities
Savings, NOW, and money market	$2,381,116	$2,381,116	$2,291,833	$2,291,833
Time deposits	933,127	942,436	930,778	943,988
Noninterest bearing	1,052,906	1,052,906	911,741	911,741
Short-term borrowings	181,592	181,592	159,434	159,434
Long-term debt	370,344	427,107	369,874	423,350
Accrued interest payable	3,942	3,942	4,356	4,356
Trust preferred debentures	75,422	75,422	75,422	71,148

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

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value as of December 31, 2011 and December 31, 2010.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Securities Available for Sale:
U.S. Treasury	82,233	-	-	82,233
Federal Agency	-	255,846	-	255,846
State & municipal	-	104,789	-	104,789
Mortgage-backed	-	325,397	-	325,397
Collateralized mortgage obligations	-	465,475	-	465,475
Other securities	8,825	2,054	-	10,879
Total Securities Available for Sale	$91,058	$1,153,561	$-	$1,244,619

Trading Securities	3,062	-	-	3,062
Total	$94,120	$1,153,561	$-	$1,247,681

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets:
Securities Available for Sale:
U.S. Treasury	91,280	-	-	91,280
Federal Agency	-	349,750	-	349,750
State & municipal	-	114,937	-	114,937
Mortgage-backed	-	244,808	-	244,808
Collateralized mortgage obligations	-	297,888	-	297,888
Corporate	-	20,489	-	20,489
Other securities	8,190	2,026	-	10,216
Total Securities Available for Sale	$99,470	$1,029,898	$-	$1,129,368

Trading Securities	2,808	-	-	2,808
Total	$102,278	$1,029,898	$-	$1,132,176

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

FASB ASC Topic 820 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis.  In accordance with the provisions of FASB ASC Topic 310, the Company had collateral dependent impaired loans with a carrying value of approximately $0.5 million which had specific reserves included in the allowance for loan and lease losses of $0.2 million at December 31, 2011.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

FASB ASC Topic 825 gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  As of December 31, 2011, the Company has not elected the fair value option for any eligible items.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2011 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited NBT Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Albany, New York
February 28, 2012

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information for the executive officers other than directors who are officers of NBT Bancorp Inc.

Name	Age at December 31, 2011	Positions Held with the Company and NBT Bank
Michael J. Chewens	50	Senior Executive Vice President and Chief Financial Officer
David E. Raven	49	President of Retail Banking of NBT Bank, President and Chief Executive Officer of the Pennstar Bank Division
Jeffrey M. Levy	50	President of Commercial Banking and Capital Region President of NBT Bank
F. Sheldon Prentice	61	Corporate Senior Vice President, General Counsel and Corporate Secretary

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

Additional information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 3, 2011 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2011 fiscal year end.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2011 fiscal year end.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A.)
Equity compensation plans approved by stockholders	1,863,590	$22.41	4,595,199
Equity compensation plans not approved by stockholders	None	None	None

Under previously disclosed stock repurchase plans, the Company purchased 1,458,609 shares of its common stock during the year ended December 31, 2011, for a total of $30.5 million at an average price of $20.91 per share.  On July 25, 2011, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to 1,000,000 shares (approximately 3%) of its outstanding common stock, effective July 25, 2011, as market conditions warrant in open market and privately negotiated transactions.  At December 31, 2011, there were 517,581 shares available for repurchase under this plan, which expires on December 31, 2013.

On October 24, 2011, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, effective October 24, 2011, as market conditions warrant in open market and privately negotiated transactions.  At December 31, 2011, there were 1,000,000 shares available for repurchase under this plan, which expires on December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans
1/1/11 - 1/31/11	-	$-	-	976,190
2/1/11 - 2/28/11	-	-	-	976,190
3/1/11 - 3/31/11	107,871	21.96	107,871	868,319
4/1/11 - 4/30/11	21,050	22.29	21,050	847,269
5/1/11 - 5/31/11	306,756	21.90	306,756	540,513
6/1/11 - 6/30/11	540,513	21.48	540,513	-
7/1/11 - 7/31/11	86,288	21.74	86,288	913,712
8/1/11 - 8/31/11	36,046	21.97	36,046	877,666
9/1/11 - 9/30/11	360,085	18.53	360,085	517,581
10/1/11 - 10/31/11	-	-	-	1,517,581
11/1/11 - 11/30/11	-	-	-	1,517,581
12/1/11 - 12/31/11	-	-	-	1,517,581
Total	1,458,609	$20.91	1,458,609	1,517,581

The other information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2011 fiscal year end.

ITEM  13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2011 fiscal year end.

ITEM  14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2011 fiscal year end.

PART  IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Income for each of the three years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2011, 2010 and 2009.

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

3.2
Bylaws of NBT Bancorp Inc. as amended and restated through July 23, 2001 (filed as Exhibit 3.2 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).

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

10.3	NBT Bancorp Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*
10.4
NBT Bancorp Inc. Non-employee Directors Restricted and Deferred Stock Plan (filed as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*

10.5	NBT Bancorp Inc. Performance Share Plan (filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*
10.6	NBT Bancorp Inc. 2012 Executive Incentive Compensation Plan.*

10.7
2006 Non-Executive Restricted Stock Plan (filed as Exhibit 99.1 to Registrant’s Form S-8 Registration Statement, file number 333-139956, filed on January 12, 2007, and incorporated herein by reference).*

10.8
Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe as amended and restated Effective January 1, 2005  (filed as Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).*

10.9
Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).*

10.10
Amendment dated January 28, 2002 to Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*

10.11
Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated November 5, 2009 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.12
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2010. (filed as Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2009, filed on March 1, 2010 and incorporated herein by reference).*

10.13
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

10.15
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

10.19
First amendment dated November 5, 2009 to Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.20	NBT Bancorp Inc. 2008 Omnibus Incentive Plan (filed as Appendix A of Registrant's Definitive Proxy Statement on Form 14A filed on March 31, 2008, and incorporated herein by reference).*
10.21	Description of Arrangement for Directors Fees.*
10.22
Employment Agreement, dated May 7, 2010, by and between F. Sheldon Prentice and NBT Bancorp Inc. (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2010, filed on May 10, 2010 and incorporated herein by reference).*

10.23
Change in Control Agreement, dated May 7, 2010, by and between F. Sheldon Prentice and NBT Bancorp Inc. (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2010, filed on May 10, 2010 and incorporated herein by reference).*

10.24	Long Term Incentive Compensation Plan for Named Executive officers.*
21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

February 28, 2012

/s/ Martin A. Dietrich
Martin A. Dietrich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daryl R. Forsythe
Daryl R. Forsythe
Chairman and Director
Date: February 28, 2012

/s/ Martin A. Dietrich

Martin A. Dietrich
NBT Bancorp Inc. President, CEO, and Director (Principal Executive Officer)
Date: February 28, 2012

/s/ Michael J. Chewens

Michael J. Chewens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 28, 2012

/s/ Richard Chojnowski

Richard Chojnowski, Director
Date: February 28, 2012

/s/ Patricia T. Civil

Patricia T. Civil, Director
Date: February 28, 2012

/s/ Timothy E. Delaney

Timothy E. Delaney, Director
Date: February 28, 2012

/s/ James H. Douglas

James H. Douglas, Director
Date: February 28, 2012

/s/ John C. Mitchell

John C. Mitchell, Director
Date: February 28, 2012

/s/ Michael M. Murphy

Michael M. Murphy, Director
Date: February 28, 2012

/s/ Joseph G. Nasser

Joseph G. Nasser, Director
Date: February 28, 2012

/s/ Joseph A. Santengelo

Joseph A. Santangelo, Director
Date: February 28, 2012

/s/ Robert A. Wadsworth

Robert A. Wadsworth, Director
Date: February 28, 2012