Form 10-Q
period 2012-03-31
NBT BANCORP INC
filed 2012-05-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.
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
Yes   ☐   No   ☒

As of April 30, 2012, there were 33,233,634 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended March 31, 2012

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2012	2011
Assets
Cash and due from banks	$108,400	$128,517
Short-term interest bearing accounts	191,204	864
Securities available for sale, at fair value	1,243,122	1,244,619
Securities held to maturity (fair value $71,570 and $72,198, respectively)	70,280	70,811
Trading securities	3,736	3,062
Federal Reserve and Federal Home Loan Bank stock	27,020	27,020
Loans	3,818,666	3,800,203
Less allowance for loan losses	71,334	71,334
Net loans	3,747,332	3,728,869
Premises and equipment, net	75,232	74,541
Goodwill	133,614	132,029
Intangible assets, net	18,130	18,194
Bank owned life insurance	78,597	77,626
Other assets	88,306	92,254
Total assets	$5,784,973	$5,598,406

Liabilities
Demand (noninterest bearing)	$1,111,563	$1,052,906
Savings, NOW, and money market	2,492,811	2,381,116
Time	963,030	933,127
Total deposits	4,567,404	4,367,149
Short-term borrowings	165,977	181,592
Long-term debt	370,490	370,344
Trust preferred debentures	75,422	75,422
Other liabilities	56,947	65,789
Total liabilities	5,236,240	5,060,296

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2012 and December 31, 2011	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at March 31, 2012 and December 31, 2011; issued 38,035,539 at March 31, 2012 and December 31, 2011	380	380
Additional paid-in-capital	318,775	317,329
Retained earnings	336,787	329,981
Accumulated other comprehensive loss	(5,475)	(6,104)
Common stock in treasury, at cost, 4,794,979 and 4,878,829 shares at March 31, 2012 and December 31, 2011, respectively	(101,734)	(103,476)
Total stockholders’ equity	548,733	538,110
Total liabilities and stockholders’ equity	$5,784,973	$5,598,406

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Income (unaudited)	2012	2011
(In thousands, except per share data)
Interest, fee, and dividend income
Loans	$50,208	$50,860
Securities available for sale	7,366	7,904
Securities held to maturity	640	800
Other	392	493
Total interest, fee, and dividend income	58,606	60,057
Interest expense
Deposits	5,143	6,287
Short-term borrowings	41	58
Long-term debt	3,581	3,571
Trust preferred debentures	449	889
Total interest expense	9,214	10,805
Net interest income	49,392	49,252
Provision for loan losses	4,471	3,965
Net interest income after provision for loan losses	44,921	45,287
Noninterest income
Insurance and other financial services revenue	6,154	5,773
Service charges on deposit accounts	4,341	5,072
ATM and debit card fees	2,962	2,668
Retirement plan administration fees	2,333	2,171
Trust	2,129	2,036
Bank owned life insurance	971	1,035
Net securities gains	455	27
Other	3,711	1,344
Total noninterest income	23,056	20,126
Noninterest expense
Salaries and employee benefits	26,725	25,004
Occupancy	4,491	4,522
Data processing and communications	3,258	2,914
Professional fees and outside services	2,725	2,066
Equipment	2,380	2,190
Office supplies and postage	1,671	1,545
FDIC expenses	931	1,496
Advertising	802	568
Amortization of intangible assets	819	733
Loan collection and other real estate owned	638	719
Other	4,034	3,304
Total noninterest expense	48,474	45,061
Income before income tax expense	19,503	20,352
Income tax expense	5,853	6,045
Net income	$13,650	$14,307
Earnings per share
Basic	$0.41	$0.42
Diluted	$0.41	$0.41

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2012	2011
(In thousands)
Net income	$13,650	$14,307
Other comprehensive income (loss), net of tax
Unrealized net holding gains (losses) arising during the period (pre-tax amounts of $644 and ($2,651))	386	(1,600)
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $455 and $27)	(273)	(17)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $857 and $415)	516	250
Total other comprehensive income (loss)	629	(1,367)
Comprehensive income	$14,279	$12,940

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	(Loss) Income	in Treasury	Total
(in thousands, except share and per share data)

Balance at December 31, 2010	$380	$314,023	$299,797	$(5,335)	$(75,293)	$533,572
Net income	-	-	14,307	-	-	14,307
Cash dividends - $0.20 per share	-	-	(6,913)	-	-	(6,913)
Purchase of 107,871 treasury shares	-	-	-	-	(2,369)	(2,369)
Net issuance of 59,331 shares to employee benefit plans and other stock plans, including tax benefit	-	(381)	(135)	-	1,217	701
Stock-based compensation	-	1,145	-	-	-	1,145
Other comprehensive loss	-	-	-	(1,367)	-	(1,367)
Balance at March 31, 2011	$380	$314,787	$307,056	$(6,702)	$(76,445)	$539,076

Balance at December 31, 2011	$380	$317,329	$329,981	$(6,104)	$(103,476)	$538,110
Net income	-	-	13,650	-	-	13,650
Cash dividends - $0.20 per share	-	-	(6,648)	-	-	(6,648)
Net issuance of 83,850 shares to employee benefit plans and other stock plans, including tax benefit	-	(561)	(196)	-	1,742	985
Stock-based compensation	-	2,007	-	-	-	2,007
Other comprehensive income	-	-	-	629	-	629
Balance at March 31, 2012	$380	$318,775	$336,787	$(5,475)	$(101,734)	$548,733

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2012	2011
(In thousands, except per share data)
Operating activities
Net income	$13,650	$14,307
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,471	3,965
Depreciation and amortization of premises and equipment	1,489	1,324
Net accretion on securities	644	254
Amortization of intangible assets	819	733
Stock based compensation	2,007	1,145
Bank owned life insurance income	(971)	(1,035)
Purchases of trading securities	(496)	(208)
Unrealized gains on trading securities	(178)	(103)
Deferred income tax benefit	(1,706)	(2,876)
Proceeds from sales of loans held for sale	14,026	2,043
Originations and purchases of loans held for sale	(15,239)	(503)
Net gains on sales of loans held for sale	(441)	-
Net security gains	(455)	(27)
Net gain on sales of other real estate owned	(247)	(257)
Net decrease in other assets	5,032	2,084
Net (decrease) increase in other liabilities	(7,836)	3,230
Net cash provided by operating activities	14,569	24,076
Investing activities
Net cash provided by acquisitions	48,340	-
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	100,340	145,683
Proceeds from sales	1,791	-
Purchases	(100,624)	(124,835)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	6,406	12,576
Purchases	(6,010)	(4,246)
Net increase in loans	(18,940)	(23,893)
Purchases of premises and equipment	(1,502)	(1,029)
Proceeds from sales of other real estate owned	637	628
Net cash provided by investing activities	30,438	4,884
Financing activities
Net increase in deposits	146,348	124,590
Net (decrease) increase in short-term borrowings	(15,615)	8,027
Repayments of long-term debt	(4)	-
Issuance of long-term debt	150	158
Excess tax benefit from exercise of stock options	70	103
Proceeds from the issuance of shares to employee benefit plans and other stock plans	915	598
Purchase of treasury stock	-	(2,369)
Cash dividends and payment for fractional shares	(6,648)	(6,913)
Net cash provided byfinancing activities	125,216	124,194
Net increase in cash and cash equivalents	170,223	153,154
Cash and cash equivalents at beginning of period	129,381	168,792
Cash and cash equivalents at end of period	$299,604	$321,946

See accompanying notes to unaudited interim consolidated financial statements.

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,976	$10,731
Income taxes paid	1,970	1,275
Noncash investing activities:
Loans transferred to OREO	$184	$100
Acquisitions:
Fair value of assets acquired	$5,976	$-
Fair value of liabilities assumed	54,316	-
Fair value of debt issued in purchase combination	150	-

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio. The allowance is determined based upon numerous considerations, including local and national economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the independent loan review staff and management, as well as consideration of volume and trends of delinquencies, nonperforming loans, and loan charge-offs.  As a result of the review of these factors and historical and current indicators, required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses.

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

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize loan losses, future additions or reductions to the allowance for loan losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination which may not be currently available to management.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available carrybacks and expected future income, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at March 31, 2012 or December 31, 2011. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  Uncertain tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more than likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

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

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $831.7 million at March 31, 2012 and $764.9 million at December 31, 2011.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $26.3 million at March 31, 2012 and $26.8 million at December 31, 2011. As of March 31, 2012, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $9.7 million at March 31, 2012 and $15.2 million at December 31, 2011.  As of March 31, 2012, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

Note 5.	Allowance for Loan Losses and Credit Quality of Loans

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

To develop and document a systematic methodology for determining the allowance for loan losses, the Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk.  Each portfolio segment is broken down into class segments where appropriate.  Class segments contain unique measurement attributes, risk characteristics and methods for monitoring and assessing risk that are necessary to develop the allowance for loan losses.  Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class segment.  The following table illustrates the portfolio and class segments for the Company’s loan portfolio:

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

Indirect – The Company maintains relationships with many dealers primarily in the communities that we serve.  Through these relationships, the company finances the purchases of automobiles and recreational vehicles (such as campers, boats, etc.) indirectly through dealer relationships.  Approximately 71% of the indirect relationships represent automobile financing.  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed.

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

Allowance for Loan Loss Calculation
Management considers the accounting policy related to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated results of operations.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio.  For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans, estimates of the Company’s exposure to credit loss reflect a current assessment of a number of factors, which could affect collectibility.  These factors include:  past loss experience;  size, trend, composition, and nature of loans;  changes in lending policies and procedures, including underwriting standards and collection,  charge-offs  and  recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market;  portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make loan grade changes as well as recognize additions to the allowance based on their examinations.

After a thorough consideration of the factors discussed above, any required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses. These charges or credits are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions and reductions of the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The following table illustrates the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and March 31, 2011:

Allowance for Loan Losses
(in thousands)

Three months ended March 31			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of December 31, 2011	$38,831	$26,049	$6,249	$205	$71,334
Charge-offs	(1,130)	(4,052)	(358)	-	(5,540)
Recoveries	385	675	9	-	1,069
Provision	(299)	4,118	620	32	4,471
Ending Balance as of March 31, 2012	$37,787	$26,790	$6,520	$237	$71,334

Balance as of December 31, 2010	$40,101	$26,126	$4,627	$380	$71,234
Charge-offs	(2,870)	(3,294)	(99)	-	(6,263)
Recoveries	420	577	1	-	998
Provision	286	2,810	809	60	3,965
Ending Balance as of March 31, 2011	$37,937	$26,219	$5,338	$440	$69,934

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segment as of March 31, 2012 and December 31, 2011:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
As of March 31, 2012
Allowance for loan losses	$37,787	$26,790	$6,520	$237	$71,334

Allowance for loans individually evaluated for impairment	$1,634	$-	$-		$1,634

Allowance for loans collectively evaluated for impairment	$36,153	$26,790	$6,520	$237	$69,700

Ending balance of loans	$1,722,274	$1,514,683	$581,709		$3,818,666

Ending balance of loans individually evaluated for impairment	$12,289	$-	$-		$12,289

Ending balance of loans collectively evaluated for impairment	$1,709,985	$1,514,683	$581,709		$3,806,377

As of December 31, 2011
Allowance for loan losses	$38,831	$26,049	$6,249	$205	$71,334

Allowance for loans individually evaluated for impairment	$175	$-	$-		$175

Allowance for loans collectively evaluated for impairment	$38,656	$26,049	$6,249	$205	$71,159

Ending balance of loans	$1,702,577	$1,516,115	$581,511		$3,800,203

Ending balance of loans individually evaluated for impairment	$6,219	$-	$-		$6,219

Ending balance of loans collectively evaluated for impairment	$1,696,358	$1,516,115	$581,511		$3,793,984

Credit Quality of Loans
Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes or circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.  The Company’s nonaccrual policies are the same for all classes of financing receivable.

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

The following table illustrates the Company’s nonaccrual loans by loan class as of March 31, 2012 and December 31, 2011:

Loans on Nonaccrual Status

(In thousands)	March 31, 2012	December 31, 2011
Commercial Loans
Commercial	$5,674	$1,699
Commercial Real Estate	6,793	4,868
Agricultural	2,927	3,307
Agricultural Real Estate	1,838	2,067
Business Banking	7,258	7,446
	24,490	19,387

Consumer Loans
Indirect	1,638	1,550
Home Equity	8,518	7,931
Direct	371	378
	10,527	9,859

Residential Real Estate Mortgages	9,464	9,044

Total Nonaccrual	$44,481	$38,290

The increase in nonaccrual commercial and commercial real estate loans from December 31, 2011 to March 31, 2012 was due primarily to one commercial relationship which moved to nonaccrual status during the quarter.  This relationship has been reviewed and was specifically reserved for by the Company during the three months ended March 31, 2012.

The following tables set forth information with regard to past due and nonperforming loans by loan class as of March 31, 2012 and December 31, 2011:

Age Analysis of Past Due Financing Receivables
As of March 31, 2012
(in thousands)

			Greater Than
	31-60 Days	61-90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Loans
Commercial Loans
Commercial	$124	$-	$44	$168	$5,674	$528,273	$534,115
Commercial Real Estate	1,316	149	93	1,558	6,793	831,013	839,364
Agricultural	20	-	-	20	2,927	59,816	62,763
Agricultural Real Estate	158	-	-	158	1,838	32,307	34,303
Business Banking	2,072	676	-	2,748	7,258	241,723	251,729
	3,690	825	137	4,652	24,490	1,693,132	1,722,274

Consumer Loans
Indirect	7,137	1,338	464	8,939	1,638	874,404	884,981
Home Equity	4,545	804	557	5,906	8,518	545,349	559,773
Direct	517	79	60	656	371	68,902	69,929
	12,199	2,221	1,081	15,501	10,527	1,488,655	1,514,683

Residential Real Estate Mortgages	1,435	228	219	1,882	9,464	570,363	581,709
	$17,324	$3,274	$1,437	$22,035	$44,481	$3,752,150	$3,818,666

Age Analysis of Past Due Financing Receivables
As of December 31, 2011
(in thousands)

			Greater Than
	31-60 Days	61-90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Loans
Commercial Loans
Commercial	$663	$50	$-	$713	$1,699	$508,662	$511,074
Commercial Real Estate	1,942	-	-	1,942	4,868	828,089	834,899
Agricultural	77	13	-	90	3,307	63,140	66,537
Agricultural Real Estate	-	-	50	50	2,067	31,809	33,926
Business Banking	1,871	1,024	-	2,895	7,446	245,800	256,141
	4,553	1,087	50	5,690	19,387	1,677,500	1,702,577

Consumer Loans
Indirect	12,141	2,584	1,283	16,008	1,550	855,545	873,103
Home Equity	5,823	1,277	954	8,054	7,931	553,660	569,645
Direct	831	191	140	1,162	378	71,827	73,367
	18,795	4,052	2,377	25,224	9,859	1,481,032	1,516,115

Residential Real Estate Mortgages	2,003	139	763	2,905	9,044	569,562	581,511
	$25,351	$5,278	$3,190	$33,819	$38,290	$3,728,094	$3,800,203

There were no material commitments to extend further credit to borrowers with nonperforming loans. Within nonaccrual loans, there were approximately $3.1 million and $4.0 million of troubled debt restructured (“TDR”) loans at March 31, 2012 and December 31, 2011, respectively.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, agricultural real estate and business banking loans, as well as certain consumer loans that have been modified in a TDR were $26.4 million at March 31, 2012 and $22.4 million at December 31, 2011.

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified loans with outstanding balances of $500 thousand or more are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are evaluated for impairment, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  These impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  For impaired loans measured using the present value of expected cash flow method, any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for credit losses.  At March 31, 2012, $4.3 million of the total impaired loans had a specific reserve allocation of $1.6 million compared to $0.5 million of impaired loans at December 31, 2011 which had a specific reserve allocation of $0.2 million.

The following table provides additional information on impaired loans and specific reserve allocations as of March 31, 2012 and December 31, 2011:

Impaired Loans
	March 31, 2012			December 31, 2011
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
With no related allowance recorded:
Commercial Loans
Commercial	$1,378	$1,427		$1,243	$2,723
Commercial Real Estate	6,793	8,785		4,868	7,165
Agricultural	2,927	3,810		3,307	4,166
Agricultural Real Estate	1,838	2,007		2,067	2,288
Business Banking	7,258	9,839		7,446	9,976
Total Commercial Loans	20,194	25,868		18,931	26,318

Consumer Loans
Home Equity	1,854	1,952		2,000	2,103

Residential Real Estate Mortgages	1,028	1,125		1,040	1,125
	23,076	28,945		21,971	29,546

With an allowance recorded:
Commercial Loans
Commercial	$4,296	$4,296	$1,634	$456	$808	$175
Commercial Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
	4,296	4,296	1,634	456	808	175

Total:	$27,372	$33,241	$1,634	$22,427	$30,354	$175

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the three months ended March 31, 2012 and March 31, 2011:

	For the three months ended
	March 31, 2012			March 31, 2011
	Average	Interest Income		Average	Interest Income
	Recorded	Recognized		Recorded	Recognized
(in thousands)	Investment	Accrual	Cash	Investment	Accrual	Cash
With no related allowance recorded:
Commercial Loans
Commercial	$1,974	$14	$14	$2,732	$47	$47
Commercial Real Estate	5,821	15	15	3,763	21	21
Agricultural	3,117	45	45	2,709	27	27
Agricultural Real Estate	1,977	17	17	1,271	17	17
Business Banking	7,730	60	60	1,400	13	13
Consumer Loans
Home Equity	1,909	31	31	803	34	34
Residential Real Estate Mortgages	1,031	13	13	543	14	14
	$23,559	$195	$195	$11,875	$173	$173

With an allowance recorded:
Commercial Loans
Commercial	$1,432	$47	$47	$1,893	$30	$30
Commercial Real Estate	-	-	-	1,147	-	-
Agricultural	-	-	-	1,621	-	-
Agricultural Real Estate	-	-	-	72	5	5
	$1,432	$47	$47	$4,733	$35	$35

Total:	$24,991	$242	$242	$16,608	$208	$208

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

While we continue to adhere to prudent underwriting standards, as a lender we may be adversely impacted by general economic weaknesses and, in particular, a sharp downturn in the housing market nationally.  Decreases in real estate values could adversely affect the value of property used as collateral for our loans.  Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings.  An adverse impact on loan delinquencies would decrease our net interest income and adversely impact our loan loss experience, causing increases in our provision and allowance for loan losses.

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

The following tables illustrate the Company’s credit quality by loan class as of March 31, 2012 and December 31, 2011:

Credit Quality Indicators
As of March 31, 2012

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$494,237	$767,636	$55,180	$29,357	$1,346,410
Special Mention	11,155	18,992	33	10	30,190
Substandard	25,976	52,736	7,488	4,936	91,136
Doubtful	2,747	-	62	-	2,809
Total	534,115	839,364	62,763	34,303	1,470,545

Business Banking Credit Exposure
By Internally Assigned Grade:	Small Business	Total
Non-classified	$233,346	$233,346
Classified	18,383	18,383
Total	$251,729	$251,729

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$882,879	$550,698	$69,498	$1,503,075
Nonperforming	2,102	9,075	431	11,608
Total	$884,981	$559,773	$69,929	$1,514,683

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage	Total
Performing	$572,026	$572,026
Nonperforming	9,683	9,683
Total	$581,709	$581,709

Credit Quality Indicators
As of December 31, 2011

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$470,332	$758,673	$58,481	$28,927	$1,316,413
Special Mention	10,346	24,478	42	10	34,876
Substandard	29,940	51,748	7,945	4,989	94,622
Doubtful	456	-	69	-	525
Total	$511,074	$834,899	$66,537	$33,926	$1,446,436

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking				Total
Non-classified	$237,887				$237,887
Classified	18,254				18,254
Total	$256,141				$256,141

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$870,270	$560,760	$72,849		$1,503,879
Nonperforming	2,833	8,885	518		12,236
Total	$873,103	$569,645	$73,367		$1,516,115

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$571,704				$571,704
Nonperforming	9,807				9,807
Total	$581,511				$581,511

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

There were no new modifications made during the three month period ending March 31, 2012.  During the three month period ending March 31, 2012 there was one subsequent default on a home equity loan, which had been modified within the previous 12 months, with a recorded investment of approximately $35 thousand s on previously modified loans.

Modifications made during the three month period ending March 31, 2011 consisted of twenty-three home equity loans totaling $2.4 million and three residential real estate mortgages totaling $0.7 million.   For all such modifications, the pre and post outstanding recorded investment amount remained unchanged.  During the three month period ending March 31, 2011 there were no subsequent defaults on loans modified within the previous 12 months.

As a result of adopting the amendments in Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310)”, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as TDRs.  The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.  Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35 and evaluated TDRs for impairment in accordance with the Company’s methodology used to establish the allowance for loan losses on impaired loans. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  Adoption of this amendment had no material impact on the Company’s measured of impairment on these loans.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended March 31,	2012	2011
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	33,063	34,335
Net income available to common shareholders	13,650	14,307
Basic EPS	$0.41	$0.42
Diluted EPS:
Weighted average common shares outstanding	33,063	34,335
Dilutive effect of common stock options and restricted stock	379	315
Weighted average common shares and common share equivalents	33,442	34,650
Net income available to common shareholders	13,650	14,307
Diluted EPS	$0.41	$0.41

There were 810,088 stock options for the quarter ended March 31, 2012 and 829,652 stock options for the quarter ended March 31, 2011 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at March 31, 2012.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds and mutual funds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of expense for Pension Benefits and Other Benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
Components of net periodic benefit cost:	2012	2011	2012	2011
Service cost	$756	$667	$5	$5
Interest cost	774	873	39	57
Expected return on plan assets	(1,675)	(1,914)	-	-
Net amortization	859	406	(2)	9
Total cost (benefit)	$714	$32	$42	$71

The Company is not required to make contributions to the plans in 2012, and did not do so during the three months ended March 31, 2012.  The Company recorded approximately $0.5 million and $0.3 million, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Income during the three months ended March 31, 2012 and March 31, 2011, respectively.

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

As of March 31, 2012, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

During the three months ended March 31, 2012, the Company made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2012
Assets:
Securities Available for Sale:
U.S. Treasury	$71,886	$-	$-	$71,886
Federal Agency	-	280,638	-	280,638
State & municipal	-	102,954	-	102,954
Mortgage-backed	-	304,026	-	304,026
Collateralized mortgage obligations	-	473,871	-	473,871
Other securities	7,682	2,065	-	9,747
Total Securities Available for Sale	$79,568	$1,163,554	$-	$1,243,122
Trading Securities	3,736	-	-	3,736
Total	$83,304	$1,163,554	$-	$1,246,858

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
Assets:
Securities Available for Sale:
U.S. Treasury	$82,233	$-	$-	$82,233
Federal Agency	-	255,846	-	255,846
State & municipal	-	104,789	-	104,789
Mortgage-backed	-	325,397	-	325,397
Collateralized mortgage obligations	-	465,475	-	465,475
Other securities	8,825	2,054	-	10,879
Total Securities Available for Sale	$91,058	$1,153,561	$-	$1,244,619
Trading Securities	3,062	-	-	3,062
Total	$94,120	$1,153,561	$-	$1,247,681

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the three month period ended March 31, 2012 was related to impaired loans.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to the carrying amounts, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and trust preferred debentures.

		March 31, 2012		December 31, 2011
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	70,280	71,570	70,811	72,198
Net loans	3	3,747,332	3,830,314	3,728,869	3,821,640
Financial liabilities
Time deposits	2	963,030	978,082	933,127	942,436
Long-term debt	2	370,490	424,558	370,344	427,107

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

Securities Held to Maturity
The fair value of the Company’s investment securities held to maturity is primarily measured using information from a third party pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Net Loans
The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made for the same remaining maturities.  Loans were first segregated by type, and then further segmented into fixed and variable rate and loan quality categories.  Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Time Deposits
The fair value of time deposits was estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.  The fair values of the Company’s time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Long-Term Debt
The fair value of long-term debt was estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.

Note 10.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
March 31, 2012
U.S. Treasury	$70,923	$963	$-	$71,886
Federal Agency	279,957	716	35	280,638
State & municipal	97,868	5,086	-	102,954
Mortgage-backed	289,515	14,510	-	304,025
Collateralized mortgage obligations	466,392	7,530	51	473,871
Other securities	7,594	2,195	41	9,748
Total securities available for sale	$1,212,249	$31,000	$127	$1,243,122
December 31, 2011
U.S. Treasury	$81,006	$1,228	$-	$82,234
Federal Agency	254,983	879	16	255,846
State & municipal	99,176	5,624	11	104,789
Mortgage-backed	310,767	14,629	-	325,396
Collateralized mortgage obligations	459,067	6,458	51	465,474
Other securities	8,935	2,021	76	10,880
Total securities available for sale	$1,213,934	$30,839	$154	$1,244,619

In the available for sale category at March 31, 2012, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $269.9 million and a fair value of $282.6 million and US Government Agency securities with an amortized cost of $19.6 million and a fair value of $21.5 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $412.1 million and a fair value of $417.5 million and US Government Agency securities with an amortized cost of $54.3 million and a fair value of $56.4 million. At March 31, 2012, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

In the available for sale category at December 31, 2011, federal agency securities were comprised of GSE securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $290.2 million and a fair value of $303.0 million and US Government Agency securities with an amortized cost of $20.5 million and a fair value of $22.4 million; CMOs were comprised of GSEs with an amortized cost of $398.3 million and a fair value of $402.4 million and US Government Agency securities with an amortized cost of $60.8 million and a fair value of $63.1 million. At December 31, 2011, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

Others securities primarily represent marketable equity securities.

Proceeds from the sales of securities available for sale were $1.8 million during the three months ended March 31, 2012, and gains on the sales were $0.4 million.

Securities available for sale with amortized costs totaling $1.2 billion at March 31, 2012 and December 31, 2011, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at March 31, 2012 and December 31, 2011, securities available for sale with an amortized cost of $239.0 million and $141.7 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
March 31, 2012
Mortgage-backed	$1,390	$210	$-	$1,600
State & municipal	68,890	1,080	-	69,970
Total securities held to maturity	$70,280	$1,290	$-	$71,570
December 31, 2011
Mortgage-backed	$1,447	$213	$-	$1,660
State & municipal	69,364	1,174	-	70,538
Total securities held to maturity	$70,811	$1,387	$-	$72,198

The following table sets forth information with regard to investment securities with unrealized losses at March 31, 2012 and December 31, 2011:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

March 31, 2012
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	19,963	(35)	2	-	-	-	19,963	(35)	2
State & municipal	-	-	-	-	-	-	-	-	-
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	35,457	(51)	4	-	-	-	35,457	(51)	4
Other securities	207	(41)	1	-	-	-	207	(41)	1
Total securities with unrealized losses	$55,627	$(127)	7	$-	$-	-	$55,627	$(127)	7

December 31, 2011
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	34,996	(16)	3	-	-	-	34,996	(16)	3
State & municipal	957	(10)	3	377	(1)	2	1,334	(11)	5
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	27,368	(51)	3	-	-	-	27,368	(51)	3
Other securities	645	(76)	2	-	-	-	645	(76)	2
Total securities with unrealized losses	$63,966	$(153)	11	$377	$(1)	2	$64,343	$(154)	13

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of March 31, 2012, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of March 31, 2012, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at March 31, 2012:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$24,066	$24,250
From one to five years	297,962	300,186
From five to ten years	274,514	283,861
After ten years	608,113	625,077
	$1,204,655	$1,233,374
Debt securities classified as held to maturity
Within one year	$28,471	$28,532
From one to five years	31,919	32,863
From five to ten years	6,745	6,820
After ten years	3,145	3,355
	$70,280	$71,570

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government related securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2012.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for an understanding of the following discussion and analysis.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results of the full year ending December 31, 2012 or any future period.

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

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the judgment in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan losses indicates that the allowance is adequate, under different conditions or assumptions, the allowance may need to be increased or decreased. For example, if historical loan loss experience significantly changed or if current economic conditions deteriorated or improved, particularly in the Company’s primary market area, provisions for loan losses may be increased or decreased to adjust the allowance. In addition, the assumptions and estimates relating to loss experience, ability to collect and economic conditions used in the internal reviews of the Company’s nonperforming loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral valuations were significantly changed, the Company’s allowance for loan policy may require increases or decreases in the provision for loan losses.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first three months of 2012:

●
Net income for the three months ended March 31, 2012 was $13.7 million, down $0.6 million, or 4.6%, from the three months ended March 31, 2011.  Net income per diluted share for the three months ended March 31, 2012 was $0.41 per share, equal to the three months ended March 31, 2011.

●	Net interest margin (on a fully taxable equivalent basis (“FTE”)) was 3.90% for the three months ended March 31, 2012 as compared to 4.11% for the same period in 2011.

●	Capital ratios at March 31, 2012 improved slightly when compared to December 31, 2011:

o	Tier 1 Leverage ratio increased from 8.74% to 8.80%

o	Tier 1 Capital ratio increased from 11.56% to 11.64%

o	Total Risk-Based Capital Ratio increased from 12.81% to 12.90%

●	Past due loans as a percentage of total loans showed significant improvement to 0.58% at March 31, 2012, as compared with 0.89% at December 31, 2011.

●	Net charge-offs improved to 0.47% of average loans for the first three months of 2012, down 9 bps from 0.56% for the year ended December 31, 2011.

●	The provision for loan losses was $4.5 million for the three months ended March 31, 2012, up slightly from $4.0 million for the same period in 2011.

●	Annualized return on average assets was 0.97% for the three months ended March 31, 2012, down from 1.08% for the three months ended March 31, 2011.

●	Annualized return on average equity was 10.12% for the three months ended March 31, 2012, down from 10.78% for the three months ended March 31, 2011.

●	Noninterest income increased 14.6% from $20.1 million for the three months ended March 31, 2011 to $23.1 million for the three months ended March 31, 2012:

o	Insurance and other financial services revenue was up $0.4 million during the first quarter of 2012 compared with the first quarter of 2011

o	Net securities gains totaled $0.5 million during the first quarter of 2012 as compared with nominal gains during the first quarter of 2011

o
Other noninterest income increased approximately $2.4 million for the three months ended March 31, 2012 as compared to March 31, 2011, due primarily to a $1.1 million payoff gain on a purchased commercial real estate loan as well as a prepayment penalty fee collected totaling $0.8 million during the first quarter of 2012, related to a previously disclosed loss of a retirement plan client.

o
These increases were offset by a decrease in service charges on deposit accounts of approximately $0.7 million, or 14.4%, for the three months ended March 31, 2012, as compared with the same period in 2011 primarily due to a decrease in overdraft fee income

●	Continued strategic expansion in the first quarter of 2012:

o	In New York: Closed on three branches in Greene County and customer balances of a branch in Schoharie County on January 21, 2012.

o	In Massachusetts: Opened a fifth Massachusetts branch in Lenox on February 7, 2012.

o	In New Hampshire: Acquisition of Hampshire First Bank is expected to close in the second quarter of 2012.

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

2012	First Quarter
Return on average assets (ROAA)	0.97%
Return on average equity (ROAE)	10.12%
Net Interest Margin	3.90%

2011
Return on average assets (ROAA)	1.08%
Return on average equity (ROAE)	10.78%
Net Interest Margin	4.11%

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

FTE net interest income decreased nominally during the three months ended March 31, 2012, compared to the same period of 2011.  The Company experienced a decrease in the yield on interest earning assets of 38 bp to 4.61% for the three months ended March 31, 2012 from 4.99% for the same period in 2011.  This decrease was partially offset by a decrease of 20 bp on the rate paid on interest bearing liabilities for the three months ended March 31, 2012 as compared to the same period in 2011. The interest rate spread decreased to 3.68% during the three months ended March 31, 2012 compared to 3.86% for the same period in 2011.  The net interest margin decreased by 21 bp to 3.90% for the three months ended March 31, 2012, compared with 4.11% for the same period in 2011.

For the three months ended March 31, 2012, total interest income decreased $1.5 million, or 2.4%, from the same period in 2011 as a result of the decrease in the yield earned on earning assets.  The yield on securities available for sale decreased 53 bp to 2.61% for the three months ended March 31, 2012 from 3.14% for the three months ended March 31, 2011.  This decrease was due to the decreasing rate environment from March 31, 2011 to March 31, 2012 resulting in reinvestment of cash flows from maturing securities into lower yielding securities.  In addition, the yield on loans decreased 40 bp to 5.33% for the three months ended March 31, 2012 from 5.73% for the three months ended March 31, 2011. Average interest earning assets increased approximately $223.0 million, or 4.5%, for the three months ended March 31, 2012 as compared to the same period in 2011, which partially offset the decrease in total interest income attributed to the decrease in the yields on earning assets.  This increase in average earning assets was attributed to aforementioned acquisition activity, as well as strong organic loan growth.

For the three months ended March 31, 2012, total interest expense decreased $1.6 million, or 14.7%, from the three months ended March 31, 2011.  This decrease was due primarily to a decrease in the rate paid on average interest bearing liabilities from 1.13% for the three months ended March 31, 2011 to 0.93% for the three months ended March 31, 2012.  The rate paid on average interest bearing deposits decreased 17 bp from 0.78% for the three months ended March 31, 2011 to 0.61% for the same period in 2012.  The rate paid on average time deposits decreased from 1.90% for the three months ended March 31, 2011 to 1.63% for the three months ended March 31, 2012.  The rate paid on average money market deposit accounts decreased from 0.42% for the three months ended March 31, 2011 to 0.23% for the three months ended March 31, 2012.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Average interest bearing liabilities increased approximately $102.5 million, or 2.6%, for the three months ended March 31, 2012 as compared to the same period in 2011, which partially offset the decrease in total interest expense attributed to the decrease in the rates on interest bearing liabilities.  The primary driver of this offset was an increase in average time deposits of approximately 2.7% for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011.

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

Three Months ended March 31,
		2012			2011
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$80,127	$35	0.18%	$141,309	$69	0.20%
Securities available for sale (1) (excluding unrealized gains or losses)	1,212,766	7,855	2.61%	1,098,042	8,501	3.14%
Securities held to maturity (1)	70,542	965	5.50%	94,098	1,202	5.18%
Investment in FRB and FHLB Banks	27,020	357	5.31%	27,246	425	6.33%
Loans (2)	3,809,461	50,445	5.33%	3,616,191	51,092	5.73%
Total interest earning assets	$5,199,916	$59,657	4.61%	$4,976,886	$61,289	4.99%
Other assets	459,542			420,171
Total assets	$5,659,458			$5,397,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,089,347	612	0.23%	$1,085,882	$1,116	0.42%
NOW deposit accounts	694,937	530	0.31%	698,141	635	0.37%
Savings deposits	641,969	114	0.07%	574,370	165	0.12%
Time deposits	956,350	3,887	1.63%	931,532	4,371	1.90%
Total interest bearing deposits	$3,382,603	$5,143	0.61%	$3,289,925	$6,287	0.78%
Short-term borrowings	162,806	41	0.10%	153,374	58	0.15%
Trust preferred debentures	75,422	449	2.40%	75,422	889	4.78%
Long-term debt	370,395	3,581	3.89%	369,979	3,571	3.91%
Total interest bearing liabilities	$3,991,226	$9,214	0.93%	$3,888,700	$10,805	1.13%
Demand deposits	1,062,557			904,748
Other liabilities	63,047			65,398
Stockholders' equity	542,628			538,211
Total liabilities and stockholders' equity	$5,659,458			$5,397,057
Net interest income (FTE)		50,443			50,484
Interest rate spread			3.68%			3.86%
Net interest margin			3.90%			4.11%
Taxable equivalent adjustment		1,051			1,232
Net interest income		$49,392			$49,252
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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended March 31,
	Increase (Decrease)
	2012 over 2011
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(27)	$(7)	$(34)
Securities available for sale	4,220	(4,866)	(646)
Securities held to maturity	(675)	438	(237)
Investment in FRB and FHLB Banks	(3)	(65)	(68)
Loans	12,320	(12,967)	(647)
Total interest income	15,835	(17,467)	(1,632)

Money market deposit accounts	25	(529)	(504)
NOW deposit accounts	(3)	(102)	(105)
Savings deposits	109	(160)	(51)
Time deposits	718	(1,202)	(484)
Short-term borrowings	22	(39)	(17)
Trust preferred debentures	-	(440)	(440)
Long-term debt	29	(19)	10
Total interest expense	900	(2,491)	(1,591)

Change in FTE net interest income	$14,935	$(14,976)	$(41)

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended March 31,
	2012	2011
(in thousands)
Insurance and other financial services revenue	6,154	5,773
Service charges on deposit accounts	4,341	5,072
ATM and debit card fees	2,962	2,668
Retirement plan administration fees	2,333	2,171
Trust	2,129	2,036
Bank owned life insurance	971	1,035
Net securities gains	455	27
Other	3,711	1,344
Total noninterest income	$23,056	$20,126

Noninterest income for the three months ended March 31, 2012 was $23.1 million, up 14.6% or $3.0 million, compared with $20.1 million for the same period in 2011. Insurance and other financial services revenue increased approximately $0.4 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. This increase was due primarily to the acquisition of an insurance agency during the second quarter of 2011 and an increase in brokerage commission revenue from new business. ATM and debit card fees increased approximately $0.3 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due primarily to an increase in card usage. Other noninterest income increased approximately $2.4 million for the three months ended March 31, 2012 as compared to March 31, 2011. This increase was due primarily to a $1.1 million payoff gain on a purchased commercial real estate loan as well as a prepayment penalty fee collected totaling $0.8 million during the first quarter of 2012, related to a previously disclosed loss of a retirement plan client. The Company also realized net securities gains of approximately $0.5 million during the first quarter of 2012. These increases were offset by a decrease in service charges on deposit accounts of approximately $0.7 million, or 14.4%, for the three months ended March 31, 2012, as compared with the same period in 2011 primarily due to a decrease in overdraft fee income.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2012	2011
(in thousands)
Salaries and employee benefits	26,725	25,004
Occupancy	4,491	4,522
Data processing and communications	3,258	2,914
Professional fees and outside services	2,725	2,066
Equipment	2,380	2,190
Office supplies and postage	1,671	1,545
FDIC expenses	931	1,496
Advertising	802	568
Amortization of intangible assets	819	733
Loan collection and other real estate owned	638	719
Other	4,034	3,304
Total noninterest expense	$48,474	$45,061

Noninterest expense for the three months ended March 31, 2012 was $48.5 million, up $3.4 million or 7.6%, for the same period in 2011. Salaries and employee benefits increased $1.7 million, or 6.9%, for the three months ended March 31, 2012, compared with the same period in 2011. This increase was due primarily to increases in full-time-equivalent employees from branch acquisitions and merit increases. Professional fees and outside services increased $0.7 million, or 31.9%, for the three months ended March 31, 2012 as compared to the same period in 2011. This increase was due primarily to $0.3 million in legal expenses incurred related to a class action lawsuit. Data processing and communications expenses increased approximately $0.3 million, or 11.8%, for the three months ended March 31, 2012 as compared to the same period in 2011, due primarily to strategic expansion into new markets. Other operating expenses increased approximately $0.7 million for the three months ended March 31, 2012, as compared to the same period in 2011. This increase was due primarily to merger related expenses of $0.5 million incurred during the first quarter of 2012, with no other significant drivers. These increases were partially offset by a decrease in Federal Deposit Insurance Corporation (“FDIC”) expenses of approximately $0.6 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease was due to the FDIC redefining the deposit insurance assessment base effective the second quarter of 2011.

Income Taxes

Income tax expense for the three month period ended March 31, 2012 was $5.9 million, down from $6.0 million for the same period in 2011. The effective tax rate was 30.0% for the three months ended March 31, 2012, as compared to 29.7% for the same period in 2011.

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

Average total earning securities increased $91.2 million, or 7.6%, for the three months ended March 31, 2012 when compared to the same period in 2011.  The average balance of securities available for sale increased $114.7 million, or 10.4%, for the three months ended March 31, 2012 when compared to the same period in 2011.  This increase was due primarily to the increase in liquidity provided by deposits acquired in the aforementioned acquisitions.  The average balance of securities held to maturity decreased $23.6 million, or 25.0%, for the three months ended March 31, 2012, compared to the same period in 2011.  This decrease was due primarily to the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 24.7% of total average earning assets for the three months ended March 31, 2012, up from 24.0% for the same period in 2011.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2012	December 31, 2011
Mortgage-backed securities:
With maturities 15 years or less	21%	21%
With maturities greater than 15 years	2%	3%
Collateral mortgage obligations	35%	35%
Municipal securities	13%	13%
US agency notes	26%	25%
Other	3%	3%
Total	100%	100%

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

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	March 31, 2012	December 31, 2011
Residential real estate mortgages	$581,709	$581,511
Commercial	631,019	611,298
Commercial real estate mortgages	896,149	888,879
Real estate construction and development	88,316	93,977
Agricultural and agricultural real estate mortgages	106,790	108,423
Consumer	954,910	946,470
Home equity	559,773	569,645
Total loans	$3,818,666	$3,800,203

Total loans increased by $18.5 million, or 0.5%, at March 31, 2012 from December 31, 2011, and represent approximately 66.0% of assets, as compared to 67.9% of total assets at December 31, 2011.  Commercial loans increased approximately $19.7 million, or 3.2%, from December 31, 2011 to March 31, 2012 primarily from strong originations in our upstate New York markets.  Consumer loans increased approximately $8.4 million, or 0.9%, from December 31, 2011 to March 31, 2012.  These increases were slightly offset by a decrease in home equity loans of approximately $9.9 million, or 1.7%, from December 31, 2011 to March 31, 2012.

Allowance for Loan Losses, Provision for Loan Losses, and Nonperforming Assets

The allowance for loan losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan portfolio.  The adequacy of the allowance for loan losses is continuously monitored using a methodology designed to ensure that the level of the allowance reasonably reflects the loan portfolio’s risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan portfolio.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the degree of judgment exercised in evaluating the level of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated results of operations.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio.  For individually analyzed loans, these factors include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date.  For homogeneous pools of loans, estimates of the Company’s exposure to credit loss reflect a thorough current assessment of a number of factors, which could affect collectibility. These factors include: past loss experience; the size, trend, composition, and nature of the loans; changes in lending policies and procedures, including underwriting  standards and collection, charge-off and recovery practices;  trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff.  In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination, which may not be currently available to management.

After a thorough consideration and validation of the factors discussed above, required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan losses related to commercial loans decreased by approximately $1.0 million from December 31, 2011 to March 31, 2012, due primarily to net charge offs totaling $0.7 million during the first quarter of 2012.  The allowance for loan losses related to residential real estate mortgages increased by $0.7 million from December 31, 2011 to March 31, 2012, due primarily to continued stressed economic conditions.  The allowance for loan losses to outstanding loans decreased slightly to 1.87% as of March 31, 2012 as compared to 1.88% at December 31, 2011.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

The following table reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the ability to collect loan principal within a reasonable time becomes unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses.

Allowance For Loan Losses
	Three months ended
(dollars in thousands)	March 31, 2012		March 31, 2011
Balance, beginning of period	$71,334		$71,234
Recoveries	1,069		998
Chargeoffs	(5,540)		(6,263)
Net chargeoffs	(4,471)		(5,265)
Provision for loan losses	4,471		3,965
Balance, end of period	$71,334		$69,934
Composition of Net Chargeoffs
Commercial and agricultural	$(745)	17%	$(2,450)	47%
Real estate mortgage	(349)	8%	(98)	2%
Consumer	(3,377)	75%	(2,717)	51%
Net chargeoffs	$(4,471)	100%	$(5,265)	100%

Annualized net chargeoffs to average loans	0.47%		0.59%

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

Nonperforming Assets
	March 31,		December 31,
(Dollars in thousands)	2012		2011
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$23,322	53%	$17,506	46%
Real estate mortgages	8,520	19%	8,090	21%
Consumer	9,558	21%	8,724	23%
Troubled debt restructured loans	3,081	7%	3,970	10%
Total nonaccrual loans	44,481	100%	38,290	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	137	10%	50	2%
Real estate mortgages	219	15%	763	24%
Consumer	1,081	75%	2,377	74%
Total loans 90 days or more past due and still accruing	1,437	100%	3,190	100%

Total nonperforming loans	45,918		41,480
Other real estate owned (OREO)	1,954		2,160
Total nonperforming assets	47,872		43,640
Total nonperforming loans to total loans	1.20%		1.09%
Total nonperforming assets to total assets	0.83%		0.78%
Total allowance for loan losses to nonperforming loans	155.35%		171.97%

Loans over 60 days past due but not over 90 days past due were 0.09% of total loans as of March 31, 2012, compared to 0.14% of total loans as of December 31, 2011.  In addition to nonperforming loans, the Company has also identified approximately $88.9 million in potential problem loans at March 31, 2012, down from $96.9 million at December 31, 2011.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At March 31, 2012, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans were down $8.0 million from December 31, 2011, due primarily to the migration of a commercial relationship to nonaccrual status, which management believes have been adequately reserved for in the allowance for loan losses.  Nonaccrual commercial loans increased approximately $5.8 million from December 31, 2011 to March 31, 2012, primarily due to the aforementioned relationship, which has been specifically reserved for by the Company during the three months ended March 31, 2012.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan losses of $4.5 million during the first quarter of 2012 compared with $4.0 million during the first quarter of 2011.  Annualized net charge-offs to average loans for the three months ended March 31, 2012 were 0.47%, compared with 0.56% for the year ended December 31, 2011.  The Company’s allowance for loan losses decreased slightly to 1.87% of loans at March 31, 2012, compared with 1.88% at December 31, 2011.  Specific reserves on impaired loans totaled $1.6 million at March 31, 2012 and $0.2 million at December 31, 2011.  This increase was due to the migration of the aforementioned commercial relationship into nonaccrual status during the first quarter of 2012.  General allocations decreased to $69.7 million at March 31, 2012 from $71.1 million at December 31, 2011.

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

Deposits

Total deposits were $4.6 billion at March 31, 2012, up $200.3 million, or 4.6%, from December 31, 2011.  This increase was due in large part to an increase in municipal deposits, as well as deposits acquired as part of the aforementioned acquisition.  Savings, NOW and money market accounts increased $111.7 million as of March 31, 2012 as compared with December 31, 2011.  Demand deposits increased by $58.7 million, or 5.6%, from December 31, 2011 to March 31, 2012.  Time deposits decreased $29.9 million, or 3.2%, from December 31, 2011 to March 31, 2012.

Total average deposits for the three months ended March 31, 2012 increased $250.5 million, or 6.0%, from the same period in 2011, due primarily to the aforementioned acquisitions.  Average savings accounts increased $67.6 million, or 11.8%, for the three month period ending March 31, 2012 as compared to the same period in 2011.  This increase in average savings accounts was primarily due to the aforementioned acquisitions as well as a run-off of time deposit accounts into savings accounts, due to a decline in interest rates offered on time deposits.  Average time deposits increased $24.8 million, or 2.7%, for the three months ended March 31, 2012 from the same period in 2011, due to the aforementioned acquisitions partially offset by a run-off to savings accounts.  Average demand deposit accounts increased $157.8 million, or 17.4%, for the three months ended March 31, 2012 as compared to the same period in 2011.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $166.0 million at March 31, 2012 compared to $181.6 million at December 31, 2011.  Long-term debt was $370.5 million at March 31, 2012, as compared to $370.3 million at December 31, 2011.  For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $548.7 million represented 9.49% of total assets at March 31, 2012, compared with $538.1 million, or 9.61% as of December 31, 2011.  The Company did not purchase any shares of its common stock during the three month period ended March 31, 2012. At March 31, 2012, there were 1,517,581 shares available for repurchase under two previously announced stock repurchase plans, which both expire on December 31, 2013.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2012 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	March 31, 2012	December 31, 2011
Tier 1 leverage ratio	8.80%	8.74%
Tier 1 capital ratio	11.64%	11.56%
Total risk-based capital ratio	12.90%	12.81%
Cash dividends as a percentage of net income	48.70%	46.74%
Per common share:
Book value	$16.51	$16.23
Tangible book value	$11.94	$11.70

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2012 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(1.40%)
-100	(1.47%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At March 31, 2012, the Company’s Basic Surplus measurement was 10.9% of total assets or $631 million as compared to the December 31, 2011 Basic Surplus of 11.7% or $654 million, and was above the Company’s minimum of 5% or $289 million set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2012, approximately $54.2 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At March 31, 2012 and December 31, 2011, FHLB advances outstanding totaled $343 million and $339 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $361 million at March 31, 2012 and $323 million at December 31, 2011.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $361 million at March 31, 2012, or used to collateralize other borrowings, such as repurchase agreements.  At March 31, 2012 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $482 million.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08 "Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment".  ASU 2011-08 is intended to reduce complexity and costs of performing goodwill impairment tests by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments in ASU 2011-08 also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of the standard did not have a significant impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs."  ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRSs (International Financial Reporting Standards).  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  The adoption of the standard did not have a significant impact on the Company's consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03 "Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement."  ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of the standard did not have a significant impact on the Company's consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company's disclosure controls and procedures were effective.

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

Item 1A – RISK FACTORS

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)
The Company did not purchase any shares of its common stock during the three month period ended March 31, 2012. At March 31, 2012, there were 1,517,581 shares available for repurchase under two previously announced stock repurchase plans, which both expire on December 31, 2013.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

None

Item 5 – OTHER INFORMATION

As disclosed in the Company’s 8-K filed on May 2, 2012, NBT’s shareholders approved an amendment to its Restated Certificate of Incorporation to increase the total number of authorized shares of its common stock from 50,000,000 shares to 100,000,000 shares.

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

10.1   Split-Dollar Agreement dated May 9, 2011.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets-March 31, 2012 and December 31, 2011; (ii) Unaudited Consolidated Statements of Income-Three months ended March 31, 2012 and 2011; (iii) Unaudited Consolidated Statements of Stockholder's Equity-Three months ended March 31, 2012 and 2011; (iv) Unaudited Consolidated Statements of Cash Flows-Three months ended March 31, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of May 2012.

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

10.1   Split-Dollar Agreement dated May 9, 2011.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets-March 31, 2012 and December 31, 2011; (ii) Unaudited Consolidated Statements of Income-Three months ended March 31, 2012 and 2011; (iii) Unaudited Consolidated Statements of Stockholder's Equity-Three months ended March 31, 2012 and 2011; (iv) Unaudited Consolidated Statements of Cash Flows-Three months ended March 31, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.