Form 10-Q
period 2012-06-30
NBT BANCORP INC
filed 2012-08-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.
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

As of July 31, 2012, there were 33,735,779 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended June 30, 2012

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2012	2011

Assets
Cash and due from banks	$114,441	$128,517
Short-term interest bearing accounts	24,723	864
Securities available for sale, at fair value	1,221,706	1,244,619
Securities held to maturity (fair value $65,556 and $72,198, respectively)	64,387	70,811
Trading securities	3,641	3,062
Federal Reserve and Federal Home Loan Bank stock	28,706	27,020
Loans	4,161,214	3,800,203
Less allowance for loan losses	70,734	71,334
Net loans	4,090,480	3,728,869
Premises and equipment, net	76,906	74,541
Goodwill	151,628	132,029
Intangible assets, net	18,191	18,194
Bank owned life insurance	79,215	77,626
Other assets	93,544	92,254
Total assets	$5,967,568	$5,598,406

Liabilities
Demand (noninterest bearing)	$1,152,646	$1,052,906
Savings, NOW, and money market	2,483,683	2,381,116
Time	1,052,578	933,127
Total deposits	4,688,907	4,367,149
Short-term borrowings	212,203	181,592
Long-term debt	367,147	370,344
Trust preferred debentures	75,422	75,422
Other liabilities	57,384	65,789
Total liabilities	5,401,063	5,060,296

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2012 and December 31, 2011	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at June 30, 2012 and 50,000,000 December 31, 2011; issued 39,305,131 at June 30, 2012 and 38,035,539 at December 31, 2011	393	380
Additional paid-in-capital	345,184	317,329
Retained earnings	343,460	329,981
Accumulated other comprehensive loss	(5,207)	(6,104)
Common stock in treasury, at cost, 5,569,345 and 4,878,829 shares at June 30, 2012 and December 31, 2011, respectively	(117,325)	(103,476)
Total stockholders’ equity	566,505	538,110
Total liabilities and stockholders’ equity	$5,967,568	$5,598,406

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Income (unaudited)	2012	2011	2012	2011
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$50,509	$51,126	$100,717	$101,986
Securities available for sale	7,108	7,947	14,474	15,851
Securities held to maturity	617	745	1,257	1,545
Other	413	440	805	933
Total interest, fee, and dividend income	58,647	60,258	117,253	120,315
Interest expense
Deposits	4,834	6,051	9,977	12,338
Short-term borrowings	48	52	89	110
Long-term debt	3,580	3,591	7,161	7,162
Trust preferred debentures	434	400	883	1,289
Total interest expense	8,896	10,094	18,110	20,899
Net interest income	49,751	50,164	99,143	99,416
Provision for loan losses	4,103	6,021	8,574	9,986
Net interest income after provision for loan losses	45,648	44,143	90,569	89,430
Noninterest income
Insurance and other financial services revenue	5,279	5,025	11,433	10,798
Service charges on deposit accounts	4,571	5,455	8,912	10,527
ATM and debit card fees	3,063	2,928	6,025	5,596
Retirement plan administration fees	2,411	2,268	4,744	4,439
Trust	2,312	2,258	4,441	4,294
Bank owned life insurance	618	660	1,589	1,695
Net securities gains	97	59	552	86
Other	2,331	1,208	6,042	2,552
Total noninterest income	20,682	19,861	43,738	39,987
Noninterest expense
Salaries and employee benefits	24,992	24,035	51,717	49,039
Occupancy	4,222	3,987	8,713	8,509
Data processing and communications	3,431	3,117	6,689	6,031
Professional fees and outside services	2,388	2,088	5,113	4,154
Equipment	2,409	2,180	4,789	4,370
Office supplies and postage	1,574	1,342	3,245	2,887
FDIC expenses	942	965	1,873	2,461
Advertising	805	1,033	1,607	1,601
Amortization of intangible assets	841	771	1,660	1,504
Loan collection and other real estate owned	799	443	1,437	1,162
Merger expenses	826	-	1,337	-
Other	4,161	3,196	7,684	6,500
Total noninterest expense	47,390	43,157	95,864	88,218
Income before income tax expense	18,940	20,847	38,443	41,199
Income tax expense	5,683	6,192	11,536	12,237
Net income	$13,257	$14,655	$26,907	$28,962
Earnings per share
Basic	$0.40	$0.43	$0.81	$0.85
Diluted	$0.40	$0.43	$0.80	$0.84

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Comprehensive Income (unaudited)	2012	2011	2012	2011
(In thousands)
Net income	$13,257	$14,655	$26,907	$28,962
Other comprehensive income, net of tax
Unrealized net holding (losses) gains arising during the period (pre-tax amounts of ($309), $10,392, $335 and $7,741)	(185)	6,274	201	4,672
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $98, $59, $552 and $86)	(58)	(36)	(331)	(52)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $856, $416, $1,713 and $831)	511	251	1,027	502
Total other comprehensive income	268	6,489	897	5,122
Comprehensive income	$13,525	$21,144	$27,804	$34,084

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	Income (Loss)	in Treasury	Total
(in thousands, except share and per share data)
Balance at December 31, 2010	$380	$314,023	$299,797	$(5,335)	$(75,293)	$533,572
Net income	-	-	28,962	-	-	28,962
Cash dividends - $0.40 per share	-	-	(13,752)	-	-	(13,752)
Purchase of 976,190 treasury shares	-	-	-	-	(21,164)	(21,164)
Net issuance of 61,432 shares to employee benefit plans and other stock plans, including tax benefit	-	(291)	(134)	-	1,225	800
Stock-based compensation	-	1,723	-	-	-	1,723
Other comprehensive income	-	-	-	5,122	-	5,122
Balance at June 30, 2011	$380	$315,455	$314,873	$(213)	$(95,232)	$535,263

Balance at December 31, 2011	$380	$317,329	$329,981	$(6,104)	$(103,476)	$538,110
Net income	-	-	26,907	-	-	26,907
Cash dividends - $0.40 per share	-	-	(13,232)	-	-	(13,232)
Purchase of 769,568 treasury shares	-	-	-	-	(15,490)	(15,490)
Net issuance of 1,269,592 shares for acquisition	13	25,811	-	-	-	25,824
Net issuance of 79,052 shares to employee benefit plans and other stock plans, including tax benefit	-	(753)	(196)	-	1,641	692
Stock-based compensation	-	2,797	-	-	-	2,797
Other comprehensive income	-	-	-	897	-	897
Balance at June 30, 2012	$393	$345,184	$343,460	$(5,207)	$(117,325)	$566,505

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Six Months Ended June 30,
Consolidated Statements of Cash Flows (unaudited)	2012	2011
(In thousands, except per share data)
Operating activities
Net income	$26,907	$28,962
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	8,574	9,986
Depreciation and amortization of premises and equipment	3,020	2,652
Net accretion on securities	1,197	512
Amortization of intangible assets	1,660	1,504
Stock based compensation	2,797	1,723
Bank owned life insurance income	(1,589)	(1,695)
Purchases of trading securities	(657)	(353)
Unrealized losses (gains) in trading securities	78	(115)
Deferred income tax benefit	(1,794)	(4,003)
Proceeds from sales of loans held for sale	28,774	2,477
Originations and purchases of loans held for sale	(34,182)	(875)
Net gains on sales of loans held for sale	(894)	-
Net security gains	(552)	(86)
Net gain on sales of other real estate owned	(417)	(461)
Net decrease in other assets	11,099	2,696
Net increase (decrease) in other liabilities	(10,899)	158
Net cash provided by operating activities	33,122	43,082
Investing activities
Net cash provided by (used in) acquisitions	53,121	(1,000)
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	205,390	247,959
Proceeds from sales	1,791	118
Purchases	(185,112)	(268,154)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	16,655	29,288
Purchases	(9,858)	(9,192)
Net increase in loans	(142,433)	(67,474)
Net increase in Federal Reserve and FHLB stock	(672)	(179)
Purchases of premises and equipment	(2,769)	(2,112)
Proceeds from sales of other real estate owned	1,661	953
Net cash (used in) provided by investing activities	(62,226)	(69,793)
Financing activities
Net increase (decrease) in deposits	39,653	(19,739)
Net increase in short-term borrowings	30,611	16,524
Repayments of long-term debt	(3,347)	(2,140)
Issuance of long-term debt	-	156
Excess tax benefit from exercise of stock options	2	33
Proceeds from the issuance of shares to employee benefit plans and other stock plans	690	767
Purchase of treasury stock	(15,490)	(21,164)
Cash dividends and payment for fractional shares	(13,232)	(13,752)
Net cash used in financing activities	38,887	(39,315)
Net decrease in cash and cash equivalents	9,783	(66,026)
Cash and cash equivalents at beginning of period	129,381	168,792
Cash and cash equivalents at end of period	$139,164	$102,766

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$18,245	$21,120
Income taxes paid	14,122	14,834
Noncash investing activities:
Loans transferred to OREO	$889	$625
Acquisitions:
Fair value of assets acquired	$258,256	$3,460
Fair value of liabilities assumed	285,403	3,426
Fair value of debt issued in purchase combination	150	2,460

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the upstate New York, northeastern Pennsylvania, northwestern Vermont, western Massachusetts, and southern New Hampshire market areas.

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

Note 3.	Acquisition

On June 8, 2012, the Company acquired all of the outstanding common shares of Hampshire First Bank ("Hampshire First").  The five banking centers operated by Hampshire First located in Manchester, Londonderry, Nashua, Keene and Portsmouth, New Hampshire will continue to do business under the Hampshire First name as a division of the Bank.  This business combination is a strategic extension of the Company’s franchise and the combination was negotiated between the companies and was approved unanimously by their boards of directors.

Hampshire First shareholders received approximately 1.3 million shares of the Company’s common stock and $17.2 million in cash.  On the acquisition date, Hampshire First had approximately 2.8 million outstanding common shares.  Under the terms of the merger agreement between the Company, the Bank and Hampshire First, the Company paid $15.00 per share for 35% of the outstanding Hampshire First common shares and the remaining 65% of outstanding Hampshire First shares received 0.7019 shares of the Company’s common stock for each share.  Approximately 1.3 million shares of the Company’s common stock issued in this exchange were valued at $20.34 per share based on the average of the daily closing price of the Company’s stock for the ten trading days immediately prior to June 8, 2012.  The Company paid $2.6 million in cash to retire outstanding Hampshire First stock options and warrants.

The results of Hampshire First’s operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following tables, in thousands, as of June 8, 2012:

Consideration Paid:
NBT Bancorp common stock issued to Hampshire First common stockholders	$25,824
Cash consideration paid to Hampshire First common stockholders	14,616
Cash consideration paid for Hampshire First employee stock options and warrants	2,583
Total consideration paid	$43,023

Recognized Amounts of Identifiable Assets Acquired and (Liabilities Assumed), At Fair Value:
Cash and short term investments	$22,149
Loans	219,815
Federal Home Loan Bank common stock	1,014
Core deposit intangibles	797
Other assets	12,535
Deposits	(228,198)
Borrowings	(41)
Other liabilities	(2,848)
Total identifiable net assets	$25,223

Goodwill	$17,800

The fair values for most loans acquired from Hampshire were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  To estimate the fair value of problem loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of Hampshire First’s allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value.

Information about the acquired loan portfolio as of June 8, 2012 is as follows (in thousands):

Contractually required principal and interest at acquisition	$226,631
Contractual cash flows not expected to be collected (nonaccretable discount)	(6,971)
Expected cash flows at acquisition	219,660
Interest component of expected cash flows (accretable discount)	155
Fair value of acquired loans	$219,815

The core deposit intangible asset recognized as part of the Hampshire First merger is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method.

The goodwill is not amortized for book purposes and is not deductible for tax purposes.

The fair value of savings and transaction deposit accounts acquired from Hampshire was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificates of deposit were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates.  The projected cash was calculated by discounting their contractual cash flows at a market rate for a certificate of deposit with a corresponding maturity.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available carrybacks and expected future income, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at June 30, 2012 or December 31, 2011. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  Uncertain tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

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

Beginning in June 2012 with the acquisition of Hampshire First Bank, the Bank offers interest rate swap agreements to its customers.  These agreements allow the Bank’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement.  Simultaneous with the execution of such an agreement with a customer, the Bank enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Bank to continue to receive the historical variable rate under the loan agreement with the customer.  The agreement with the third party is not a hedge contract therefore changes in fair value are recorded through earnings.  Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet.  Gains and losses are recorded as other noninterest income.  The Bank is not subject to any fee or penalty should the customer elect to terminate the interest rate swap agreement prior to maturity.  The Bank is exposed to credit loss equal to the fair value of the derivatives (not the notional amount of the derivatives) in the event of nonperformance by the counterparty to the interest rate swap agreements.  Since the terms of the two interest rate swap agreements are identical, the impact to the Bank is limited to fees it receives from the customer.  Such fees are non-refundable and are recognized when the Bank has fulfilled its obligations under each agreement, which is generally upon execution of the agreement with the Bank’s customer.  The Bank did not recognize any fee income for the six months ended June 30, 2012.  At June 30, 2012, the Bank maintained a $1.6 million deposit with the counterparty to collateralize the swap agreements.

Note 5.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $873.6 million at June 30, 2012 and $764.9 million at December 31, 2011.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $31.2 million at June 30, 2012 and $26.8 million at December 31, 2011. As of June 30, 2012, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $9.2 million at June 30, 2012 and $15.2 million at December 31, 2011.  As of June 30, 2012, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

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

Business Banking - The Company offers a variety of loan options to meet the specific needs of our business banking customers including term loans, business banking mortgages and lines of credit.  Such loans are generally less than $350 thousand and are made available to businesses for working capital such as inventory and receivables, business expansion, equipment purchases, and agricultural needs.  Generally, a collateral lien is placed on equipment or other assets owned by the borrower such as inventory and/or receivables.  These loans carry a higher risk than commercial loans due to the smaller size of the borrower and lower levels of capital.  To reduce the risk, the Company obtains personal guarantees of the owners for a majority of the loans.

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

After a thorough consideration of the factors discussed above, any required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses. These charges or credits are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions and reductions of the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The following table illustrates the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and June 30, 2011:

Allowance for Loan Losses
(in thousands)

Three months ended June 30			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of March 31, 2012	$37,787	$26,790	$6,520	$237	$71,334
Charge-offs	(1,653)	(3,735)	(292)	-	(5,680)
Recoveries	303	667	7	-	977
Provision	1,058	3,513	(292)	(176)	4,103
Ending Balance as of June 30, 2012	$37,495	$27,235	$5,943	$61	$70,734

Balance as of March 31, 2011	$37,937	$26,219	$5,338	$440	$69,934
Charge-offs	(2,588)	(3,600)	(414)	-	(6,602)
Recoveries	474	654	3	-	1,131
Provision	3,324	2,445	446	(194)	6,021
Ending Balance as of June 30, 2011	$39,147	$25,718	$5,373	$246	$70,484

			Residential
Six months ended June 30	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of December 31, 2011	$38,831	$26,049	$6,249	$205	$71,334
Charge-offs	(2,783)	(7,787)	(650)	-	(11,220)
Recoveries	688	1,342	16	-	2,046
Provision	759	7,631	328	(144)	8,574
Ending Balance as of June 30, 2012	$37,495	$27,235	$5,943	$61	$70,734

Balance as of December 31, 2010	$40,101	$26,126	$4,627	$380	$71,234
Charge-offs	(5,458)	(6,893)	(513)	-	(12,864)
Recoveries	894	1,230	4	-	2,128
Provision	3,610	5,255	1,255	(134)	9,986
Ending Balance as of June 30, 2011	$39,147	$25,718	$5,373	$246	$70,484

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segment as of June 30, 2012 and December 31, 2011:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

			Residential
	Commercial	Consumer	Real b Estate
	Loans	Loans	Mortgages	Unallocated	Total
As of June 30, 2012
Allowance for loan losses	$37,495	$27,235	$5,943	$61	$70,734

Allowance for loans individually evaluated for impairment	$2,724	$-	$-		$2,724

Allowance for loans collectively evaluated for impairment	$34,771	$27,235	$5,943	$61	$68,010

Ending balance of loans	$1,963,667	$1,566,756	$630,791		$4,161,214

Ending balance of loans individually evaluated for impairment	$13,412	$-	$-		$13,412

Ending balance of loans collectively evaluated for impairment	$1,950,255	$1,566,756	$630,791		$4,147,802

As of December 31, 2011
Allowance for loan losses	$38,831	$26,049	$6,249	$205	$71,334

Allowance for loans individually evaluated for impairment	$175	$-	$-		$175

Allowance for loans collectively evaluated for impairment	$38,656	$26,049	$6,249	$205	$71,159

Ending balance of loans	$1,702,577	$1,516,115	$581,511		$3,800,203

Ending balance of loans individually evaluated for impairment	$6,219	$-	$-		$6,219

Ending balance of loans collectively evaluated for impairment	$1,696,358	$1,516,115	$581,511		$3,793,984

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

The following table illustrates the Company’s nonaccrual loans by loan class:

Loans on Nonaccrual Status As of June 30, 2012

(In thousands)	June 30, 2012	December 31, 2011
Commercial Loans
Commercial	$7,134	$1,699
Commercial Real Estate	7,364	4,868
Agricultural	2,818	3,307
Agricultural Real Estate	1,428	2,067
Business Banking	6,384	7,446
	25,128	19,387

Consumer Loans
Indirect	1,770	1,550
Home Equity	7,848	7,931
Direct	296	378
	9,914	9,859

Residential Real Estate Mortgages	8,882	9,044

Total Nonaccrual	$43,924	$38,290

The increase in nonaccrual commercial and commercial real estate loans from December 31, 2011 to June 30, 2012 was due primarily to one commercial relationship which moved to nonaccrual status during the first quarter.  This relationship has been reviewed and was specifically reserved for by the Company during the first quarter of 2012.

The following tables set forth information with regard to past due and nonperforming loans by loan class as of June 30, 2012 and December 31, 2011:

Age Analysis of Past Due Financing Receivables
As of June 30, 2012
(in thousands)

			Greater Than
	31-60 Days	61-90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Loans
Commercial Loans
Commercial	$268	$49	$-	$317	$7,134	$589,200	$596,651
Commercial Real Estate	506	-	-	506	7,364	1,009,260	$1,017,130
Agricultural	71	-	-	71	2,818	60,576	$63,465
Agricultural Real Estate	60	-	-	60	1,428	32,525	$34,013
Business Banking	1,759	360	-	2,119	6,384	243,905	$252,408
	2,664	409	-	3,073	25,128	1,935,466	$1,963,667

Consumer Loans
Indirect	7,138	1,525	285	8,948	1,770	913,057	$923,775
Home Equity	4,311	1,186	1,215	6,712	7,848	558,610	$573,170
Direct	559	115	32	706	296	68,809	$69,811
	12,008	2,826	1,532	16,366	9,914	1,540,476	$1,566,756

Residential Real Estate Mortgages	1,945	965	97	3,007	8,882	618,902	$630,791
	$16,617	$4,200	$1,629	$22,446	$43,924	$4,094,844	$4,161,214

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

There were no material commitments to extend further credit to borrowers with nonperforming loans. Within nonaccrual loans, there are approximately $2.3 million and $4.0 million of troubled debt restructured loans at June 30, 2012 and December 31, 2011, respectively.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, agricultural real estate and business banking loans were $26.9 million at June 30, 2012 and $22.4 million at December 31, 2011.

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified loans with outstanding balances of $500 thousand or more are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  All impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  For impaired loans measured using the present value of expected cash flow method, any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for credit losses.  At June 30, 2012, $6.2 million of the total impaired loans had a specific reserve allocation of $2.7 million compared to $.5 million of impaired loans at December 31, 2011 which had a specific reserve allocation of $0.2 million.

The following table provides additional information on impaired loans and specific reserve allocations as of June 30, 2012 and December 31, 2011:

Impaired Loans
	June 30, 2012			December 31, 2011
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
With no related allowance recorded:
Commercial Loans
Commercial	$961	$1,261		$1,243	$2,723
Commercial Real Estate	7,364	9,163		4,868	7,165
Agricultural	2,818	3,754		3,307	4,166
Agricultural Real Estate	1,428	1,502		2,067	2,288
Business Banking	6,384	8,696		7,446	9,976
Total Commercial Loans	18,955	24,376		18,931	26,318

Consumer Loans
Home Equity	1,801	1,899		2,000	2,103

Residential Real Estate Mortgages	1,121	1,275		1,040	1,125
	$21,877	$27,550		$21,971	$29,546

With an allowance recorded:
Commercial Loans
Commercial	$6,173	$6,181	$2,724	$456	$808	$175
Commercial Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
	6,173	6,181	2,724	456	808	175

Total:	$28,050	$33,731	$2,724	$22,427	$30,354	$175

The increase in commercial loans with a related allowance recorded from December 31, 2011 to June 30, 2012 is primarily due to the impairment of two commercial relationships during the six months ended June 30, 2012.

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the three months ended June 30, 2012 and June 30, 2011:

	For the three months ended
	June 30, 2012			June 30, 2011
	Average	Interest Income		Average	Interest Income
	Recorded	Recognized		Recorded	Recognized
(in thousands)	Investment	Accrual	Cash	Investment	Accrual	Cash
With no related allowance recorded:
Commercial Loans
Commercial	$1,128	$1	$1	$3,349	$26	$26
Commercial Real Estate	7,140	39	39	4,315	24	24
Agricultural	2,876	64	64	2,485	18	18
Agricultural Real Estate	1,876	5	5	1,720	21	21
Business Banking	6,572	41	41	7,930	89	89
Consumer Loans
Home Equity	1,828	17	17	2,437	24	24
Residential Real Estate Mortgages	1,055	43	43	1,058	13	13
	$22,475	$210	$210	$23,294	$215	$215

With an allowance recorded:
Commercial Loans
Commercial	$5,010	$9	$9	$558	$19	$19
Commercial Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	1,521	67	67
Agricultural Real Estate	-	-	-	706	13	13
	$5,010	$-	$-	$2,785	$99	$99

Total:	$27,485	$219	$219	$26,079	$314	$314

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the six months ended June 30, 2012 and June 30, 2011:

	For the six months ended
	June 30, 2012			June 30, 2011
	Average	Interest Income		Average	Interest Income
	Recorded	Recognized		Recorded	Recognized
(in thousands)	Investment	Accrual	Cash	Investment	Accrual	Cash
With no related allowance recorded:
Commercial Loans
Commercial	$1,551	$15	$15	$3,041	$73	$73
Commercial Real Estate	6,481	54	54	4,039	45	45
Agricultural	2,997	108	108	2,597	45	45
Agricultural Real Estate	1,926	10	10	1,496	38	38
Business Banking	7,151	97	97	4,666	102	102
Consumer Loans
Home Equity	1,869	48	48	1,620	58	58
Residential Real Estate Mortgages	1,043	56	66	801	27	27
	$23,018	$388	$388	$18,260	$388	$388

With an allowance recorded:
Commercial Loans
Commercial	$3,221	$9	$9	$1,226	$49	$49
Commercial Real Estate	-	-	-	573	-	-
Agricultural	-	-	-	1,571	67	67
Agricultural Real Estate	-	-	-	713	18	18
	$3,221	$9	$9	$4,083	$134	$134

Total:	$26,239	$397	$1,008	$22,343	$522	$522

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

The following tables illustrate the Company’s credit quality by loan class as of June 30, 2012 and December 31, 2011:

Credit Quality Indicators
As of June 30, 2012

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$555,876	$950,168	$55,860	$29,348	$1,591,252
Special Mention	15,045	23,693	13	3	38,754
Substandard	22,752	43,269	7,534	4,662	78,217
Doubtful	2,978	-	58	-	3,036
Total	$596,651	$1,017,130	$63,465	$34,013	$1,711,259

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking				Total
Non-classified	$235,403				$235,403
Classified	17,005				17,005
Total	$252,408				$252,408

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$921,720	$564,107	$69,483		$1,555,310
Nonperforming	2,055	9,063	328		11,446
Total	$923,775	$573,170	$69,811		$1,566,756

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$621,812				$621,812
Nonperforming	8,979				8,979
Total	$630,791				$630,791

Credit Quality Indicators
As of December 31, 2011

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$470,332	$758,673	$58,481	$28,927	$1,316,413
Special Mention	10,346	24,478	42	10	34,876
Substandard	29,940	51,748	7,945	4,989	94,622
Doubtful	456	-	69	-	525
Total	$511,074	$834,899	$66,537	$33,926	$1,446,436

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking				Total
Non-classified	$237,887				$237,887
Classified	18,254				18,254
Total	$256,141				$256,141

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$870,270	$560,760	$72,849		$1,503,879
Nonperforming	2,833	8,885	518		12,236
Total	$873,103	$569,645	$73,367		$1,516,115

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$571,704				$571,704
Nonperforming	9,807				9,807
Total	$581,511				$581,511

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

Modifications made during the three month period ending June 30, 2012 consisted of one commercial loan totaling $1.0 million and one residential real estate mortgage totaling $0.2 million.   For all such modifications, the pre and post outstanding recorded investment amount remained unchanged.  During the three month period ending June 30, 2012 there were no subsequent defaults on loans modified within the previous 12 months.

Modifications made during the three month period ending June 30, 2011 consisted of four home equity loans totaling $0.1 million and one residential real estate mortgage totaling $0.1 million.   For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the three month period ending June 30, 2011, there were six subsequent home equity loan defaults which were modified within the previous 12 months and three subsequent residential real estate mortgage defaults which were modified within the previous 12 months.

Modifications made during the six month period ending June 30, 2012 consisted of one commercial loan totaling $1.0 million and one residential real estate mortgage totaling $0.2 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged.  During the six month period ending June 30, 2012 there were no subsequent defaults on loans modified within the previous 12 months.

Modifications made during the six month period ending June 30, 2011 consisted of twenty-five home equity loans totaling $2.3 million and four residential real estate mortgages totaling $0.8 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged.  During the six month period ending June 30, 2011, there were seven subsequent home equity loan defaults which were modified within the previous 12 months and three subsequent residential real estate mortgage defaults which were modified within the previous 12 months.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended June 30,	2012	2011
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	33,191	34,044
Net income available to common shareholders	13,257	14,655
Basic EPS	$0.40	$0.43
Diluted EPS:
Weighted average common shares outstanding	33,191	34,044
Dilutive effect of common stock options and restricted stock	301	276
Weighted average common shares and common share equivalents	33,492	34,320
Net income available to common shareholders	13,257	14,655
Diluted EPS	$0.40	$0.43

Six months ended June 30,	2012	2011
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	33,128	34,189
Net income available to common shareholders	26,907	28,962
Basic EPS	$0.81	$0.85
Diluted EPS:
Weighted average common shares outstanding	33,128	34,189
Dilutive effect of common stock options and restricted stock	325	303
Weighted average common shares and common share equivalents	33,453	34,492
Net income available to common shareholders	26,907	28,962
Diluted EPS	$0.80	$0.84

There were 1,271,116 stock options for the quarter ended June 30, 2012 and 1,240,099 stock options for the quarter ended June 30, 2011 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,209,201 stock options for the six months ended June 30, 2012 and 867,397 stock options for the six months ended June 30, 2011 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 8.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at June 30, 2012.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of expense for Pension Benefits and Other Benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
Components of net periodic benefit cost:	2012	2011	2012	2011
Service cost	$757	$668	$5	$5
Interest cost	774	874	40	57
Expected return on plan assets	(1,675)	(1,914)	-	-
Net amortization	859	407	(3)	9
Total cost (benefit)	$715	$35	$42	$71

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
Components of net periodic benefit cost:	2012	2011	2012	2011
Service cost	$1,513	$1,335	$10	$10
Interest cost	1,548	1,747	79	114
Expected return on plan assets	(3,350)	(3,828)	-	-
Net amortization	1,718	813	(5)	18
Total cost (benefit)	$1,429	$67	$84	$142

The Company is not required to make contributions to the plans in 2012, and did not do so during the six months ended June 30, 2012.

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

As of June 30, 2012, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

Note 10.	Fair Value Measurements and Fair Value of Financial Instruments

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

For the three and six month periods ending June 30, 2012, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2012
Assets:
Securities Available for Sale:
U.S. Treasury	$74,763	$-	$-	$74,763
Federal Agency	-	301,075	-	301,075
State & municipal	-	98,682	-	98,682
Mortgage-backed	-	303,763	-	303,763
Collateralized mortgage obligations	-	432,478	-	432,478
Other securities	8,863	2,082	-	10,945
Total Securities Available for Sale	$83,626	$1,138,080	$-	$1,221,706
Trading Securities	3,641	-	-	3,641
Interest Rate Swaps	-	1,404	-	1,404
Total	$87,267	$1,139,484	$-	$1,226,751

Liabilities:
Interest Rate Swaps	$-	$1,404	$-	$1,404
Total	$-	$1,404	$-	$1,404

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
Assets:
Securities Available for Sale:
U.S. Treasury	$82,233	$-	$-	$82,233
Federal Agency	-	255,846	-	255,846
State & municipal	-	104,789	-	104,789
Mortgage-backed	-	325,397	-	325,397
Collateralized mortgage obligations	-	465,475	-	465,475
Other securities	8,825	2,054	-	10,879
Total Securities Available for Sale	$91,058	$1,153,561	$-	$1,244,619
Trading Securities	3,062	-	-	3,062
Total	$94,120	$1,153,561	$-	$1,247,681

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, lease residuals, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the six month period ended June 30, 2012 was related to impaired loans.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at June 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, trust preferred debentures, and interest rate swaps.

		June 30, 2012		December 31, 2011
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	64,387	65,556	70,811	72,198
Net loans	3	4,090,480	4,182,171	3,728,869	3,821,640
Financial liabilities
Time deposits	2	1,052,578	1,064,503	933,127	942,436
Long-term debt	2	367,147	419,373	370,344	427,107

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

Note 10.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
June 30, 2012
U.S. Treasury	$73,828	$937	$2	$74,763
Federal Agency	300,041	1,072	38	301,075
State & municipal	94,049	4,633	-	98,682
Mortgage-backed	288,902	14,861	-	303,763
Collateralized mortgage obligations	425,714	6,772	8	432,478
Other securities	8,704	2,328	87	10,945
Total securities available for sale	$1,191,238	$30,603	$135	$1,221,706
December 31, 2011
U.S. Treasury	$81,006	$1,228	$-	$82,234
Federal Agency	254,983	879	16	255,846
State & municipal	99,176	5,624	11	104,789
Mortgage-backed	310,767	14,629	-	325,396
Collateralized mortgage obligations	459,067	6,458	51	465,474
Other securities	8,935	2,021	76	10,880
Total securities available for sale	$1,213,934	$30,839	$154	$1,244,619

In the available for sale category at June 30, 2012, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $270.4 million and a fair value of $283.5 million and US Government Agency securities with an amortized cost of $18.5 million and a fair value of $20.3 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $378.5 million and a fair value of $383.5 million and US Government Agency securities with an amortized cost of $47.2 million and a fair value of $49.0 million.

In the available for sale category at December 31, 2011, federal agency securities were comprised of GSE securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $290.2 million and a fair value of $303.0 million and US Government Agency securities with an amortized cost of $20.5 million and a fair value of $22.4 million; CMOs were comprised of GSEs with an amortized cost of $398.3 million and a fair value of $402.4 million and US Government Agency securities with an amortized cost of $60.8 million and a fair value of $63.1 million. At December 31, 2011, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities

Others securities primarily represent marketable equity securities.

Proceeds from the sales of securities available for sale were $1.8 million during the six months ended June 30, 2012, and gains on the sales were $0.4 million.  Proceeds from the sales of securities available for sale were nominal during the six month period ending June 30, 2011, and gains on these sales were negligible.

Securities available for sale with amortized costs totaling $1.2 billion at June 30, 2012 and December 31, 2011, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at June 30, 2012 and December 31, 2011, securities available for sale with an amortized cost of $229.0 million and $141.7 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
June 30, 2012
Mortgage-backed	$1,319	$205	$-	$1,524
State & municipal	63,068	964	-	64,032
Total securities held to maturity	$64,387	$1,169	$-	$65,556
December 31, 2011
Mortgage-backed	$1,447	$213	$-	$1,660
State & municipal	69,364	1,174	-	70,538
Total securities held to maturity	$70,811	$1,387	$-	$72,198

The following table sets forth information with regard to investment securities with unrealized losses at June 30, 2012 and December 31, 2011:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

June 30, 2012
U.S. Treasury	$2,987	$(2)	1	$-	$-	-	$2,987	$(2)	1
Federal agency	9,961	(38)	1	-	-	-	9,961	(38)	1
State & municipal	-	-	-	-	-	-	-	-	-
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	14,105	(8)	1	-	-	-	14,105	(8)	1
Other securities	161	(87)	1	-	-	-	161	(87)	1
Total securities with unrealized losses	$27,214	$(135)	4	$-	$-	-	$27,214	$(135)	4

December 31, 2011
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	34,996	(16)	3	-	-	-	34,996	(16)	3
State & municipal	957	(10)	3	377	(1)	2	1,334	(11)	5
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	27,368	(51)	3	-	-	-	27,368	(51)	3
Other securities	645	(76)	2	-	-	-	645	(76)	2
Total securities with unrealized losses	$63,966	$(153)	11	$377	$(1)	2	$64,343	$(154)	13

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of June 30, 2012, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of June 30, 2012, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at June 30, 2012:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$26,241	$26,417
From one to five years	305,807	308,517
From five to ten years	267,862	276,625
After ten years	582,624	599,202
	$1,182,534	$1,210,761
Debt securities classified as held to maturity
Within one year	$26,283	$26,345
From one to five years	28,567	29,396
From five to ten years	6,634	6,706
After ten years	2,903	3,109
	$64,387	$65,556

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2012.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for an understanding of the following discussion and analysis.  Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results of the full year ending December 31, 2012 or any future period.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first six months of 2012:

•
Net income for the six months ended June 30, 2012 was $26.9 million, down $2.1 million, or 7.1%, from the six months ended June 30, 2011.  Net income per diluted share for the six months ended June 30, 2012 was $0.80 per share, down from $0.84 for the six months ended June 30, 2011.

•	Net interest margin (on a fully taxable equivalent basis (“FTE”)) was 3.86% for the six months ended June 30, 2012 as compared to 4.12% for the same period in 2011.

•	Capital ratios at June 30, 2012 declined slightly when compared to December 31, 2011:

o	Tier 1 Leverage ratio decreased from 8.74% to 8.59%

o	Tier 1 Capital ratio decreased from 11.56% to 10.78%

o	Total Risk-Based Capital Ratio decreased from 12.81% to 12.03%

•	Past due loans as a percentage of total loans showed significant improvement to 0.54% at June 30, 2012, as compared with 0.89% at December 31, 2011.

•	Net charge-offs improved to 0.48% of average loans for the first six months of 2012, down 8 bps from 0.56% for the year ended December 31, 2011.

•	The provision for loan losses was $8.6 million for the six months ended June 30, 2012, down from $10.0 million for the same period in 2011.

•	Annualized return on average assets was 0.94% for the six months ended June 30, 2012, down from 1.08% for the six months ended June 30, 2011.

•	Annualized return on average equity was 9.89% for the six months ended June 30, 2012, down from 10.82% for the six months ended June 30, 2011.

•	Continued strategic expansion in the first half of 2012:

o	In New York: Completed the acquisition of three branches in Greene County and customer balances of a branch in Schoharie County on January 21, 2012.

o	In Massachusetts: Opened a fifth Massachusetts branch in Lenox on February 7, 2012.

o	Successfully completed the acquisition of Hampshire First Bank on June 8, 2012.

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

2012	First Quarter	Second Quarter	Six Months
Return on average assets (ROAA)	0.97%	0.92%	0.94%
Return on average equity (ROAE)	10.12%	9.66%	9.89%
Net Interest Margin	3.90%	3.82%	3.86%

2011
Return on average assets (ROAA)	1.08%	1.09%	1.08%
Return on average equity (ROAE)	10.78%	10.86%	10.82%
Net Interest Margin	4.11%	4.13%	4.12%

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

FTE net interest income decreased $0.5 million during the three months ended June 30, 2012, compared to the same period of 2011.  The Company experienced a decrease in the yield on interest earning assets of 45 bp to 4.49% for the three months ended June 30, 2012 from 4.94% for the same period in 2011.  This decrease was partially offset by a decrease of 17 bp on the rate paid on interest bearing liabilities for the three months ended June 30, 2012 as compared to the same period in 2011. The interest rate spread decreased to 3.61% during the three months ended June 30, 2012 compared to 3.89% for the same period in 2011.  The net interest margin decreased by 31 bp to 3.82% for the three months ended June 30, 2012, compared with 4.13% for the same period in 2011.

For the three months ended June 30, 2012, total interest income decreased $1.6 million, or 2.7%, from the same period in 2011 as a result of the decrease in the yield earned on earning assets.  The yield on securities available for sale decreased 58 bp to 2.53% for the three months ended June 30, 2012 from 3.11% for the three months ended June 30, 2011.  This decrease was due to the decreasing rate environment from June 30, 2011 to June 30, 2012 resulting in reinvestment of cash flows from maturing securities into lower yielding securities.  In addition, the yield on loans decreased 47 bp to 5.18% for the three months ended June 30, 2012 from 5.65% for the three months ended June 30, 2011. Average interest earning assets increased approximately $356.7 million, or 7.2%, for the three months ended June 30, 2012 as compared to the same period in 2011, which partially offset the decrease in total interest income attributed to the decrease in the yields on earning assets.  This increase in average earning assets was attributed to aforementioned acquisition activity, as well as strong organic loan growth.

For the three months ended June 30, 2012, total interest expense decreased $1.2 million, or 11.9%, from the three months ended June 30, 2011.  This decrease was due primarily to a decrease in the rate paid on average interest bearing liabilities from 1.05% for the three months ended June 30, 2011 to 0.88% for the three months ended June 30, 2012.  The rate paid on average interest bearing deposits decreased 18 bp from 0.74% for the three months ended June 30, 2011 to 0.56% for the same period in 2012.  The rate paid on average time deposits decreased from 1.85% for the three months ended June 30, 2011 to 1.52% for the three months ended June 30, 2012.  The rate paid on average money market deposit accounts decreased from 0.37% for the three months ended June 30, 2011 to 0.19% for the three months ended June 30, 2012.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Average interest bearing liabilities increased approximately $214.8 million, or 5.5%, for the three months ended June 30, 2012 as compared to the same period in 2011, which partially offset the decrease in total interest expense attributed to the decrease in the rates on interest bearing liabilities.  The primary driver of this offset was an increase in average time deposits and savings deposits due to the aforementioned acquisition for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011.

FTE net interest income decreased $0.6 million during the six months ended June 30, 2012, compared to the same period of 2011.  The Company experienced a decrease in the yield on interest earning assets of 42 bp to 4.55% for the six months ended June 30, 2012 from 4.97% for the same period in 2011.  This decrease was partially offset by a decrease of 19 bp on the rate paid on interest bearing liabilities for the six months ended June 30, 2012 as compared to the same period in 2011. The interest rate spread decreased to 3.65% during the six months ended June 30, 2012 compared to 3.88% for the same period in 2011.  The net interest margin decreased by 26 bp to 3.86% for the six months ended June 30, 2012, compared with 4.12% for the same period in 2011.

For the six months ended June 30, 2012, total interest income decreased $3.1 million, or 2.5%, from the same period in 2011 as a result of the decrease in the yield earned on earning assets.  The yield on securities available for sale decreased 55 bp to 2.57% for the six months ended June 30, 2012 from 3.12% for the six months ended June 30, 2011.  This decrease was due to the decreasing rate environment from June 30, 2011 to June 30, 2012 resulting in reinvestment of cash flows from maturing securities into lower yielding securities.  In addition, the yield on loans decreased 44 bp to 5.25% for the six months ended June 30, 2012 from 5.69% for the six months ended June 30, 2011. Average interest earning assets increased approximately $289.9 million, or 5.8%, for the six months ended June 30, 2012 as compared to the same period in 2011, which partially offset the decrease in total interest income attributed to the decrease in the yields on earning assets.  This increase in average earning assets was attributed to aforementioned acquisition activity, as well as strong organic loan growth.

For the six months ended June 30, 2012, total interest expense decreased $2.8 million, or 13.3%, from the six months ended June 30, 2011.  This decrease was due primarily to a decrease in the rate paid on average interest bearing liabilities from 1.09% for the six months ended June 30, 2011 to 0.90% for the six months ended June 30, 2012.  The rate paid on average interest bearing deposits decreased 17 bp from 0.76% for the six months ended June 30, 2011 to 0.59% for the same period in 2012.  The rate paid on average time deposits decreased from 1.87% for the six months ended June 30, 2011 to 1.58% for the six months ended June 30, 2012.  The rate paid on average money market deposit accounts decreased from 0.39% for the six months ended June 30, 2011 to 0.21% for the six months ended June 30, 2012.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Average interest bearing liabilities increased approximately $158.7 million, or 4.1%, for the six months ended June 30, 2012 as compared to the same period in 2011, which partially offset the decrease in total interest expense attributed to the decrease in the rates on interest bearing liabilities.  The primary driver of this offset was an increase in average time deposits and savings deposits for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011.

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

Three Months ended June 30,

		2012			2011
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$102,192	$84	0.33%	$128,799	$111	0.35%
Securities available for sale (1)(excluding unrealized gains or losses)	1,208,384	7,605	2.53%	1,098,964	8,512	3.11%
Securities held to maturity (1)	68,472	931	5.47%	85,615	1,125	5.27%
Investment in FRB and FHLB Banks	27,886	328	4.73%	27,071	329	4.87%
Loans (2)	3,938,592	50,741	5.18%	3,648,343	51,359	5.65%
Total interest earning assets	$5,345,526	$59,689	4.49%	$4,988,792	$61,436	4.94%
Other assets	465,058			424,187
Total assets	$5,810,584			$5,412,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,115,812	539	0.19%	$1,091,001	$1,009	0.37%
NOW deposit accounts	704,896	480	0.27%	672,345	627	0.37%
Savings deposits	676,794	127	0.08%	607,533	182	0.12%
Time deposits	973,051	3,688	1.52%	919,590	4,233	1.85%
Total interest bearing deposits	$3,470,553	$4,834	0.56%	$3,290,469	$6,051	0.74%
Short-term borrowings	171,545	48	0.11%	135,618	52	0.15%
Trust preferred debentures	75,422	434	2.31%	75,422	400	2.13%
Long-term debt	368,251	3,580	3.91%	369,459	3,591	3.90%
Total interest bearing liabilities	$4,085,771	$8,896	0.88%	$3,870,968	$10,094	1.05%
Demand deposits	1,111,804			932,066
Other liabilities	61,144			68,596
Stockholders' equity	551,865			541,349
Total liabilities and stockholders' equity	$5,810,584			$5,412,979
Net interest income (FTE)		50,793			51,342
Interest rate spread			3.61%			3.89%
Net interest margin			3.82%			4.13%
Taxable equivalent adjustment		1,042			1,178
Net interest income		$49,751			$50,164

(1) Securities are shown at average amortized cost
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances

Six Months ended June 30,

		2012			2011
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$91,159	$120	0.26%	$135,019	$180	0.27%
Securities available for sale (1)(excluding unrealized gains or losses)	1,210,575	15,460	2.57%	1,098,506	17,013	3.12%
Securities held to maturity (1)	69,507	1,896	5.48%	89,833	2,327	5.22%
Investment in FRB and FHLB Banks	27,453	685	5.02%	27,158	754	5.60%
Loans (2)	3,874,027	101,184	5.25%	3,632,355	102,451	5.69%
Total interest earning assets	$5,272,721	$119,345	4.55%	$4,982,871	$122,725	4.97%
Other assets	462,300			422,191
Total assets	$5,735,021			$5,405,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,102,579	1,151	0.21%	$1,088,456	$2,125	0.39%
NOW deposit accounts	699,917	1,010	0.29%	685,171	1,261	0.37%
Savings deposits	659,381	242	0.07%	591,043	347	0.12%
Time deposits	964,701	7,574	1.58%	925,528	8,605	1.87%
Total interest bearing deposits	$3,426,578	$9,977	0.59%	$3,290,198	$12,338	0.76%
Short-term borrowings	167,176	89	0.11%	144,447	110	0.15%
Trust preferred debentures	75,422	883	2.35%	75,422	1,289	3.45%
Long-term debt	369,323	7,161	3.90%	369,717	7,162	3.91%
Total interest bearing liabilities	$4,038,499	$18,110	0.90%	$3,879,784	$20,899	1.09%
Demand deposits	1,087,180			918,483
Other liabilities	62,096			67,006
Stockholders' equity	547,246			539,789
Total liabilities and stockholders' equity	$5,735,021			$5,405,062
Net interest income (FTE)		101,235			101,826
Interest rate spread			3.65%			3.88%
Net interest margin			3.86%			4.12%
Taxable equivalent adjustment		2,092			2,410
Net interest income		$99,143			$99,416

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended June 30,
	Increase (Decrease)
	2012 over 2011
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(22)	$(5)	$(27)
Securities available for sale	4,105	(5,012)	(907)
Securities held to maturity	(449)	255	(194)
Investment in FRB and FHLB Banks	39	(40)	(1)
Loans	16,366	(16,984)	(618)
Total interest income	20,039	(21,786)	(1,747)

Money market deposit accounts	154	(624)	(470)
NOW deposit accounts	184	(331)	(147)
Savings deposits	114	(169)	(55)
Time deposits	1,344	(1,889)	(545)
Short-term borrowings	54	(58)	(4)
Trust preferred debentures	-	34	34
Long-term debt	(50)	39	(11)
Total interest expense	1,800	(2,998)	(1,198)

Change in FTE net interest income	$18,239	$(18,788)	$(549)

Six months ended June 30,
	Increase (Decrease)
	2012 over 2011
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(57)	$(3)	$(60)
Securities available for sale	3,881	(5,434)	(1,553)
Securities held to maturity	(728)	297	(431)
Investment in FRB and FHLB Banks	23	(92)	(69)
Loans	14,118	(15,385)	(1,267)
Total interest income	17,237	(20,617)	(3,380)

Money market deposit accounts	82	(1,056)	(974)
NOW deposit accounts	77	(328)	(251)
Savings deposits	99	(204)	(105)
Time deposits	940	(1,971)	(1,031)
Short-term borrowings	39	(60)	(21)
Trust preferred debentures	-	(406)	(406)
Long-term debt	-	(1)	(1)
Total interest expense	1,237	(4,026)	(2,789)

Change in FTE net interest income	$16,000	$(16,591)	$(591)

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
(in thousands)
Insurance and other financial services revenue	$5,279	$5,025	$11,433	$10,798
Service charges on deposit accounts	4,571	5,455	8,912	10,527
ATM and debit card fees	3,063	2,928	6,025	5,596
Retirement plan administration fees	2,411	2,268	4,744	4,439
Trust	2,312	2,258	4,441	4,294
Bank owned life insurance	618	660	1,589	1,695
Net securities gains	97	59	552	86
Other	2,331	1,208	6,042	2,552
Total noninterest income	$20,682	$19,861	$43,738	$39,987

Noninterest income for the three months ended June 30, 2012 was $20.7 million, up 4.1% or $0.8 million, compared with $19.9 million for the same period in 2011.  Insurance and other financial services revenue increased approximately $0.3 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  This increase was due primarily to the acquisition of an insurance agency in May 2011.  Other noninterest income increased approximately $1.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was due primarily to an increase in mortgage banking activity during the three months ended June 30, 2012 as compared with the three months ended June 30, 2011.  These increases were partially offset by a decrease in service charges on deposit accounts of approximately $0.9 million, or 16.2%, for the three months ended June 30, 2012, compared with the same period in 2011 primarily due to the aforementioned decrease in overdraft fee income.

Noninterest income for the six months ended June 30, 2012 was $43.7 million, up 9.4% or $3.7 million, compared with $40.0 million for the same period in 2011.  Insurance and other financial services revenue increased approximately $0.6 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  This increase was due primarily to the acquisition of an insurance agency during the second quarter of 2011 and an increase in brokerage commission revenue from new business.  ATM and debit card fees increased approximately $0.4 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, due primarily to an increase in card usage. Other noninterest income increased approximately $3.5 million for the six months ended June 30, 2012 as compared to June 30, 2011. This increase was due primarily to a $1.1 million payoff gain on a purchased commercial real estate loan, as well as a prepayment penalty fee collected of $0.8 million during the six months ended June 30, 2012 related to a previously disclosed loss of a retirement plan client.  In addition, mortgage banking revenue increased approximately $1.1 million for the six months ended June 30, 2012 as compared to the same period in 2011 as the Company sold certain residential mortgages as market conditions warranted.  The Company also realized net securities gains of approximately $0.6 million during the six months ended June 30, 2012. These increases were partially offset by a decrease in service charges on deposit accounts of approximately $1.6 million, or 15.3%, for the six months ended June 30, 2012, compared with the same period in 2011 primarily due to a decrease in overdraft fee income.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
(in thousands)
Salaries and employee benefits	$24,992	$24,035	$51,717	$49,039
Occupancy	4,222	3,987	8,713	8,509
Data processing and communications	3,431	3,117	6,689	6,031
Professional fees and outside services	2,388	2,088	5,113	4,154
Equipment	2,409	2,180	4,789	4,370
Office supplies and postage	1,574	1,342	3,245	2,887
FDIC expenses	942	965	1,873	2,461
Advertising	805	1,033	1,607	1,601
Amortization of intangible assets	841	771	1,660	1,504
Loan collection and other real estate owned	799	443	1,437	1,162
Merger expenses	826	-	1,337	-
Other	4,161	3,196	7,684	6,500
Total noninterest expense	$47,390	$43,157	$95,864	$88,218

Noninterest expense for the three months ended June 30, 2012 was $47.4 million, up $4.2 million or 9.8%, for the same period in 2011.  Salaries and employee benefits increased $1.0 million, or 4.0%, for the three months ended June 30, 2012, compared with the same period in 2011. This increase was due primarily to increases in full-time-equivalent employees from acquisitions, merit increases, and increased pension expenses. Data processing and communications expenses increased approximately $0.3 million, or 10.1%, for the three months ended June 30, 2012 as compared to the same period in 2011, due primarily to expansion into the new markets.  Loan collection and other real estate owned expenses increased $0.4 million for the three months ended June 30, 2012 as compared to the same period in 2011.  Merger related expenses totaled $0.8 million for the three months ended June 30, 2012, which also contributed to the increase in noninterest expense for the period.

Noninterest expense for the six months ended June 30, 2012 was $95.9 million, up $7.6 million or 8.7%, for the same period in 2011. Salaries and employee benefits increased $2.7 million, or 5.5%, for the six months ended June 30, 2012, compared with the same period in 2011. This increase was due primarily to increases in full-time-equivalent employees from acquisitions, merit increases, and increased pension expenses. Professional fees and outside services increased $1.0 million, or 23.1%, for the six months ended June 30, 2012 as compared to the same period in 2011. Data processing and communications expenses increased approximately $0.7 million, or 10.9%, for the six months ended June 30, 2012 as compared to the same period in 2011, due primarily to expansion into the new markets.  Merger related expenses totaled $1.3 million in the first six months of 2012, which also contributed to the increase in noninterest expense for the period.  These increases were partially offset by a decrease in Federal Deposit Insurance Corporation (“FDIC”) expenses of approximately $0.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This decrease was due to the FDIC redefining the deposit insurance assessment base effective the second quarter of 2011.

Income Taxes

Income tax expense for the three month period ended June 30, 2012 was $5.7 million, down from $6.2 million for the same period in 2011. The effective tax rate was 30.0% for the three months ended June 30, 2012, compared to 29.7% for the same period in 2011.  Income tax expense for the six month period ended June 30, 2012 was $11.5 million, down from $12.2 million for the same period in 2011. The effective tax rate was 30.0% for the six months ended June 30, 2012, compared to 29.7% for the same period in 2011.

ANALYSIS OF FINANCIAL CONDITION

Securities

Average total earning securities increased $92.3 million, or 7.8%, for the three months ended June 30, 2012 when compared to the same period in 2011.  The average balance of securities available for sale increased $109.4 million, or 10.0%, for the three months ended June 30, 2012 when compared to the same period in 2011.  This increase was due primarily to the increase in liquidity provided by deposits acquired in the aforementioned acquisitions.  The average balance of securities held to maturity decreased $17.1 million, or 20.0%, for the three months ended June 30, 2012, compared to the same period in 2011.  This decrease was due primarily to the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 23.9% of total average earning assets for the three months ended June 30, 2012, up from 23.7% for the same period in 2011.

Average total earning securities increased $91.7 million, or 7.7%, for the six months ended June 30, 2012 when compared to the same period in 2011.  The average balance of securities available for sale increased $112.1 million, or 10.2%, for the six months ended June 30, 2012 when compared to the same period in 2011.  This increase was due primarily to the increase in liquidity provided by deposits acquired in the aforementioned acquisitions.  The average balance of securities held to maturity decreased $20.3 million, or 22.6%, for the six months ended June 30, 2012, compared to the same period in 2011.  This decrease was due primarily to the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 24.3% of total average earning assets for the six months ended June 30, 2012, up from 23.8% for the same period in 2011.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	June 30, 2012	December 31, 2011
Mortgage-backed securities:
With maturities 15 years or less	21%	21%
With maturities greater than 15 years	2%	3%
Collateral mortgage obligations	33%	35%
Municipal securities	12%	13%
US agency notes	29%	25%
Other	3%	3%
Total	100%	100%

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

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	June 30, 2012	December 31, 2011
Residential real estate mortgages	$630,791	$581,511
Commercial	691,055	611,298
Commercial real estate mortgages	1,066,039	888,879
Real estate construction and development	99,236	93,977
Agricultural and agricultural real estate mortgages	107,337	108,423
Consumer	993,586	946,470
Home equity	573,170	569,645
Total loans	$4,161,214	$3,800,203

Total loans increased by $361.0 million, or 9.5%, at June 30, 2012 from December 31, 2011, and represent approximately 69.7% of assets, as compared to 67.9% of total assets at December 31, 2011.  Commercial real estate loans increased approximately $177.2 million from December 31, 2011 to June 30, 2012, primarily from the acquisition of Hampshire First Bank in June 2012.  Commercial loans increased approximately $79.8 million, or 13.0%, from December 31, 2011 to June 30, 2012, primarily from strong organic loan growth.  Residential real estate loans increased by approximately $49.3 million, or 8.5%, from December 31, 2011 to June 30, 2012, due primarily the acquisition of Hampshire First Bank.  Consumer loans increased approximately $47.1 million, or 5.0%, due primarily to strong organic growth.

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

After a thorough consideration and validation of the factors discussed above, required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan losses as a percentage of loans was 1.70% at June 30, 2012, compared to 1.88% at December 31, 2012.  This reduction was due primarily to the addition of the Hampshire First loans that were recorded at fair value at acquisition.  As acquired loans do not have a related allowance recorded, this resulted in a decrease of 11 basis points in the allowance for loan losses as a percentage of total loans as of June 30, 2012.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Allowance For Loan Losses
	Three months ended
(dollars in thousands)	June 30, 2012		June 30, 2011
Balance, beginning of period	$71,334		$69,934
Recoveries	977		1,131
Chargeoffs	(5,680)		(6,602)
Net chargeoffs	(4,703)		(5,471)
Provision for loan losses	4,103		6,021
Balance, end of period	$70,734		$70,484
Composition of Net Chargeoffs
Commercial and agricultural	$(1,350)	29%	$(2,114)	39%
Real estate mortgage	(285)	6%	(411)	8%
Consumer	(3,068)	65%	(2,946)	53%
Net chargeoffs	$(4,703)	100%	$(5,471)	100%
Annualized net chargeoffs to average loans	0.48%		0.60%

Allowance For Loan Losses
	Six months ended
(dollars in thousands)	June 30, 2012		June 30, 2011
Balance, beginning of period	$71,334		$71,234
Recoveries	2,046		2,128
Chargeoffs	(11,220)		(12,864)
Net chargeoffs	(9,174)		(10,736)
Provision for loan losses	8,574		9,986
Balance, end of period	$70,734		$70,484
Composition of Net Chargeoffs
Commercial and agricultural	$(2,095)	23%	$(4,564)	43%
Real estate mortgage	(634)	7%	(509)	5%
Consumer	(6,445)	70%	(5,663)	52%
Net chargeoffs	$(9,174)	100%	$(10,736)	100%
Annualized net chargeoffs to average loans	0.48%		0.60%

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

Nonperforming Assets
	June 30,		December 31,
(Dollars in thousands)	2012		2011
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$24,646	56%	$17,506	46%
Real estate mortgages	7,845	18%	8,090	21%
Consumer	9,141	21%	8,724	23%
Troubled debt restructured loans	2,292	5%	3,970	10%
Total nonaccrual loans	43,924	100%	38,290	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	0%	50	2%
Real estate mortgages	97	6%	763	24%
Consumer	1,532	94%	2,377	74%
Total loans 90 days or more past due and still accruing	1,629	100%	3,190	100%

Total nonperforming loans	45,553		41,480
Other real estate owned (OREO)	1,815		2,160
Total nonperforming assets	47,368		43,640
Total nonperforming loans to total loans	1.09%		1.09%
Total nonperforming assets to total assets	0.79%		0.78%
Total allowance for loan losses to nonperforming loans	155.28%		171.97%

Loans over 60 days past due but not over 90 days past due were 0.10% of total loans as of June 30, 2012, compared to 0.14% of total loans as of December 31, 2011.  In addition to nonperforming loans, the Company has also identified approximately $79.2 million in potential problem loans at June 30, 2012 as compared to $96.9 million at December 31, 2011.  At June 30, 2012, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan losses of $4.1 million during the second quarter of 2012 compared with $6.0 million during the second quarter of 2011.  Annualized net charge-offs to average loans for the three months ended June 30, 2012 were 0.48%, compared with 0.60% for three months ended June 30, 2011.  The Company’s allowance for loan losses decreased to 1.70% of loans at June 30, 2012, compared with 1.88% at December 31, 2011.  This reduction was due primarily to the addition of the Hampshire First loans that were recorded at fair value at acquisition.  As acquired loans do not have a related allowance recorded, this resulted in a decrease of 11 basis points in the allowance for loan losses as a percentage of total loans as of June 30, 2012.  Specific reserves on impaired loans totaled $2.7 million at June 30, 2012 and $0.2 million at December 31, 2011.  General allocations decreased to $67.9 million at June 30, 2012 from $71.1 million at December 31, 2011.

The Company recorded a provision for loan losses of $8.6 million during the six months ended June 30, 2012 compared with $10.0 million during the six months ended June 30, 2011.  Annualized net charge-offs to average loans for the six months ended June 30, 2012 were 0.48%, compared with 0.60% for six months ended June 30, 2011.

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

Deposits

Total deposits were $4.7 billion at June 30, 2012, up $321.8 million, or 7.4%, from December 31, 2011, due primarily to the acquisition of Hampshire First Bank in June 2012.  Savings, NOW and money market accounts increased to $2.5 billion as of June 30, 2012 as compared with $2.4 billion at December 31, 2011.  Time deposits increased $119.5 million, or 12.8%, from December 31, 2011 to June 30, 2012.  Demand deposits increased by $99.7 million, or 9.5%, from December 31, 2011 to June 30, 2012.

Total average deposits for the three months ended June 30, 2012 increased $359.8 million, or 8.5%, from the same period in 2011, due primarily to recent branch acquisitions as well as the aforementioned acquisition.  Average savings accounts increased $69.3 million, or 11.4%, for the three month period ending June 30, 2012 as compared to the same period in 2011.  This increase in average savings accounts was primarily due to recent branch acquisitions, the aforementioned acquisition, and a run-off of time deposit accounts into savings accounts, due to a decline in interest rates offered on time deposits.  Average time deposits increased $53.5 million, or 5.8%, for the three months ended June 30, 2012 from the same period in 2011, due to recent branch acquisitions as well as the aforementioned acquisition, partially offset by a run-off to savings accounts.  Average demand deposit accounts increased $179.7 million, or 19.3%, for the three months ended June 30, 2012 as compared to the same period in 2011.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Total average deposits for the six months ended June 30, 2012 increased $305.1 million, or 7.2%, from the same period in 2011, due primarily to recent branch acquisitions.  Average savings accounts increased $68.3 million, or 11.6%, for the six month period ending June 30, 2012 as compared to the same period in 2011.  This increase in average savings accounts was primarily due to recent branch acquisitions as well as a run-off of time deposit accounts into savings accounts, due to a decline in interest rates offered on time deposits.  Average time deposits increased $39.2 million, or 4.2%, for the six months ended June 30, 2012 from the same period in 2011, due to recent branch acquisitions partially offset by a run-off to savings accounts.  Average demand deposit accounts increased $168.7 million, or 18.4%, for the six months ended June 30, 2012 as compared to the same period in 2011.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $212.2 million at June 30, 2012 compared to $181.6 million at December 31, 2011.  Long-term debt was $367.1 million at June 30, 2012, as compared to $370.3 million at December 31, 2011.  For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $566.5 million represented 9.49% of total assets at June 30, 2012, compared with $538.1 million, or 9.61% as of December 31, 2011.  Under previously disclosed stock repurchase plans, the Company purchased 769,568 shares of its common stock during the six month period ended June 30, 2012, for a total of $15.5 million at an average price of $20.13 per share.  At June 30, 2012, there were 748,013 shares available for repurchase under a previously disclosed repurchase plan, which expires on December 31, 2013.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2012 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	June 30, 2012	December 31, 2011
Tier 1 leverage ratio	8.59%	8.74%
Tier 1 capital ratio	10.78%	11.56%
Total risk-based capital ratio	12.03%	12.81%
Cash dividends as a percentage of net income	49.18%	46.74%
Per common share:
Book value	$16.79	$16.23
Tangible book value	$11.76	$11.70

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2012 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(1.84%)
-100	(1.30%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At June 30, 2012, the Company’s Basic Surplus measurement was 11.2% of total assets or $668 million as compared to the December 31, 2011 Basic Surplus of 11.7% or $654 million, and was above the Company’s minimum of 5% or $298 million set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2012, approximately $23.8 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At June 30, 2012 and December 31, 2011, FHLB advances outstanding totaled $339 million.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $376 million at June 30, 2012 and $323 million at December 31, 2011.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $415 million at June 30, 2012, or used to collateralize other borrowings, such as repurchase agreements.  At June 30, 2012 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $506 million.

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

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company's disclosure controls and procedures were effective.

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

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
1/1/12 - 1/31/12	-	$-	-	1,517,581
2/1/12 - 2/29/12	-	-	-	1,517,581
3/1/12 - 3/31/12	-	-	-	1,517,581
4/1/12 - 4/30/12	-	-	-	1,517,581
5/1/12 - 5/31/12	423,026	20.17	423,026	1,094,555
6/1/12 - 6/30/12	346,542	20.08	346,542	748,013
Total	769,568	$20.13	769,568	748,013

1.
Under previously disclosed stock repurchase plans, the Company purchased 769,568 shares of its common stock during the six month period ended June 30, 2012, for a total of $15.5 million at an average price of $20.13 per share.  At June 30, 2012, there were 748,013 shares available for repurchase under a previously disclosed repurchase plan, which expires on December 31, 2013.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of August 2012.

NBT BANCORP INC.

By:	/s/ Mich ael J. Chewens
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