Form 10-Q
period 2012-09-30
NBT BANCORP INC
filed 2012-11-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.
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

As of October 31, 2012, there were 33,745,327 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended September 30, 2012

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2012	2011
Assets
Cash and due from banks	$137,747	$128,517
Short-term interest bearing accounts	2,693	864
Securities available for sale, at fair value	1,191,107	1,244,619
Securities held to maturity (fair value $62,401 and $72,198, respectively)	61,302	70,811
Trading securities	3,851	3,062
Federal Reserve and Federal Home Loan Bank stock	28,706	27,020
Loans and leases	4,251,119	3,800,203
Less allowance for loan and lease losses	70,734	71,334
Net loans and leases	4,180,385	3,728,869
Premises and equipment, net	77,326	74,541
Goodwill	152,251	132,029
Intangible assets, net	17,346	18,194
Bank owned life insurance	79,854	77,626
Other assets	96,348	92,254
Total assets	$6,028,916	$5,598,406

Liabilities
Demand (noninterest bearing)	$1,187,502	$1,052,906
Savings, NOW, and money market	2,599,556	2,381,116
Time	1,018,957	933,127
Total deposits	4,806,015	4,367,149
Short-term borrowings	137,365	181,592
Long-term debt	367,144	370,344
Trust preferred debentures	75,422	75,422
Other liabilities	66,309	65,789
Total liabilities	5,452,255	5,060,296

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2012 and December 31, 2011	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at September 30, 2012 and 50,000,000 December 31, 2011; issued 39,305,131 at September 30, 2012 and 38,035,539 at December 31, 2011	393	380
Additional paid-in-capital	345,934	317,329
Retained earnings	351,261	329,981
Accumulated other comprehensive loss	(3,746)	(6,104)
Common stock in treasury, at cost, 5,562,454 and 4,878,829 shares at September 30, 2012 and December 31, 2011, respectively	(117,181)	(103,476)
Total stockholders’ equity	576,661	538,110
Total liabilities and stockholders’ equity	$6,028,916	$5,598,406

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Income (unaudited)	2012	2011	2012	2011
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$53,817	$50,991	$154,534	$152,977
Securities available for sale	6,550	7,771	21,024	23,622
Securities held to maturity	572	680	1,829	2,225
Other	348	342	1,153	1,275
Total interest, fee, and dividend income	61,287	59,784	178,540	180,099
Interest expense
Deposits	4,544	5,352	14,521	17,690
Short-term borrowings	60	56	149	166
Long-term debt	3,640	3,621	10,801	10,783
Trust preferred debentures	436	394	1,319	1,683
Total interest expense	8,680	9,423	26,790	30,322
Net interest income	52,607	50,361	151,750	149,777
Provision for loan and lease losses	4,755	5,175	13,329	15,161
Net interest income after provision for loan and lease losses	47,852	45,186	138,421	134,616
Noninterest income
Insurance and other financial services revenue	5,591	5,127	17,024	15,925
Service charges on deposit accounts	4,626	5,532	13,538	16,059
ATM and debit card fees	3,378	3,135	9,403	8,731
Retirement plan administration fees	2,718	2,295	7,462	6,734
Trust	2,242	2,090	6,683	6,384
Bank owned life insurance	639	674	2,228	2,369
Net securities gains	26	12	578	98
Other	2,407	1,329	8,449	3,881
Total noninterest income	21,627	20,194	65,365	60,181
Noninterest expense
Salaries and employee benefits	26,641	25,068	78,358	74,107
Occupancy	4,437	3,887	13,150	12,396
Data processing and communications	3,352	3,054	10,041	9,085
Professional fees and outside services	2,735	2,215	7,848	6,369
Equipment	2,435	2,288	7,224	6,658
Office supplies and postage	1,597	1,531	4,842	4,418
FDIC expenses	939	920	2,812	3,381
Advertising	701	685	2,308	2,286
Amortization of intangible assets	870	782	2,530	2,286
Loan collection and other real estate owned	614	676	2,051	1,838
Merger expenses	558	155	1,895	155
Other	4,552	3,785	12,236	10,285
Total noninterest expense	49,431	45,046	145,295	133,264
Income before income tax expense	20,048	20,334	58,491	61,533
Income tax expense	5,513	5,117	17,049	17,354
Net income	$14,535	$15,217	$41,442	$44,179
Earnings per share
Basic	$0.43	$0.46	$1.24	$1.30
Diluted	$0.43	$0.45	$1.23	$1.29

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Comprehensive Income (unaudited)	2012	2011	2012	2011
(In thousands)
Net income	$14,535	$15,217	$41,442	$44,179
Other comprehensive income, net of tax
Unrealized net holding gains arising during the period (pre-tax amounts of $1,463,$5,978, $1,798 and $13,719)	878	3,609	1,079	8,284
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $26, $12, $578 and $98)	(16)	(7)	(347)	(59)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $989, $417, $2,702 and $1,248)	599	250	1,626	749
Total other comprehensive income	1,461	3,852	2,358	8,974
Comprehensive income	$15,996	$19,069	$43,800	$53,153

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	Income (Loss)	in Treasury	Total
(in thousands, except share and per share data)
Balance at December 31, 2010	$380	$314,023	$299,797	$(5,335)	$(75,293)	$533,572
Net income	-	-	44,179	-	-	44,179
Cash dividends - $0.60 per share	-	-	(20,439)	-	-	(20,439)
Purchase of 1,458,609 treasury shares	-	-	-	-	(30,502)	(30,502)
Net issuance of 59,128 shares to employee benefit plans and other stock plans, including tax benefit	-	(420)	(137)	-	1,185	628
Stock-based compensation	-	2,436	-	-	-	2,436
Other comprehensive income	-	-	-	8,974	-	8,974
Balance at September 30, 2011	$380	$316,039	$323,400	$3,639	$(104,610)	$538,848

Balance at December 31, 2011	$380	$317,329	$329,981	$(6,104)	$(103,476)	$538,110
Net income	-	-	41,442	-	-	41,442
Cash dividends - $0.60 per share	-	-	(19,966)	-	-	(19,966)
Purchase of 769,568 treasury shares	-	-	-	-	(15,490)	(15,490)
Net issuance of 1,269,592 shares for acquisition	13	25,811	-	-	-	25,824
Net issuance of 85,943 shares to employee benefit plans and other stock plans, including tax benefit	-	(764)	(196)	-	1,785	825
Stock-based compensation	-	3,558	-	-	-	3,558
Other comprehensive income	-	-	-	2,358	-	2,358
Balance at September 30, 2012	$393	$345,934	$351,261	$(3,746)	$(117,181)	$576,661

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Nine months ended September 30,
Consolidated Statements of Cash Flows (unaudited)	2012	2011
(In thousands, except per share data)
Operating activities
Net income	$41,442	$44,179
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	13,329	15,161
Depreciation and amortization of premises and equipment	4,636	4,023
Net accretion on securities	1,766	939
Amortization of intangible assets	2,530	2,286
Stock based compensation	3,558	2,436
Bank owned life insurance income	(2,228)	(2,369)
Purchases of trading securities	(705)	(404)
Unrealized (gains) losses in trading securities	(84)	247
Deferred income tax benefit	(2,735)	(4,003)
Proceeds from sales of loans held for sale	37,922	3,257
Originations and purchases of loans held for sale	(47,263)	(2,445)
Net gains on sales of loans held for sale	(1,352)	(2)
Net security gains	(578)	(98)
Net gain on sales of other real estate owned	(602)	(712)
Net decrease in other assets	9,316	3,499
Net (decrease) increase in other liabilities	(1,213)	1,532
Net cash provided by operating activities	57,739	67,526
Investing activities
Net cash provided by (used in) acquisitions	53,121	(1,000)
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	381,160	360,358
Proceeds from sales	1,791	118
Purchases	(329,378)	(387,855)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	24,428	39,766
Purchases	(14,959)	(14,580)
Net increase in loans	(234,330)	(115,065)
Net (increase) decrease in Federal Reserve and FHLB stock	(672)	226
Purchases of premises and equipment	(4,805)	(5,677)
Proceeds from sales of other real estate owned	2,411	2,073
Net cash used in investing activities	(121,233)	(121,636)
Financing activities
Net increase in deposits	156,761	130,712
Net decrease in short-term borrowings	(44,227)	(1,149)
Repayments of long-term debt	(3,350)	(2,143)
Issuance of long-term debt	-	156
Excess tax benefit from exercise of stock options	(13)	(95)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	838	723
Purchase of treasury stock	(15,490)	(30,502)
Cash dividends and payment for fractional shares	(19,966)	(20,439)
Net cash provided by financing activities	74,553	77,263
Net increase in cash and cash equivalents	11,059	23,153
Cash and cash equivalents at beginning of period	129,381	168,792
Cash and cash equivalents at end of period	$140,440	$191,945

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$26,951	$30,774
Income taxes paid	18,457	22,537
Noncash investing activities:
Loans transferred to OREO	$1,503	$1,110
Acquisitions:
Fair value of assets acquired	$257,865	$3,460
Fair value of liabilities assumed	285,012	3,426
Fair value of debt issued in purchase combination	150	2,460

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

The results of Hampshire First’s operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following tables, in thousands, as of June 8, 2012:

Consideration Paid:
NBT Bancorp common stock issued to Hampshire First common stockholders	$25,824
Cash consideration paid to Hampshire First common stockholders	14,616
Cash consideration paid for Hampshire First employee stock options and warrants	2,583
Total consideration paid	$43,023

Recognized Amounts of Identifiable Assets Acquired and (Liabilities Assumed), At Fair Value:
Cash and short term investments	$22,149
Loans	218,801
Federal Home Loan Bank common stock	1,014
Core deposit intangibles	797
Other assets	12,926
Deposits	(228,198)
Borrowings	(41)
Other liabilities	(2,848)
Total identifiable net assets	$24,600

Goodwill	$18,423

The fair values for most loans acquired from Hampshire were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  To estimate the fair value of collateral dependent problem loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of Hampshire First’s allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value.

Information about the acquired loan portfolio as of June 8, 2012 is as follows (in thousands):

Contractually required principal and interest at acquisition	$226,631
Contractual cash flows not expected to be collected	(7,985)
Expected cash flows at acquisition	218,646
Interest component of expected cash flows (accretable premium)	155
Fair value of acquired loans	$218,801

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

Note 4.	Subsequent Event

On October 7, 2012, the Company and Alliance Financial Corporation (“Alliance”) entered into a definitive agreement and plan of merger pursuant to which Alliance will merge with and into NBT Bancorp, with NBT Bancorp continuing as the surviving corporation.  The agreement also provides for Alliance Bank, N.A., a wholly-owned subsidiary of Alliance, to be merged with and into the Bank following completion of the merger.  Alliance, with assets of approximately $1.4 billion at June 30, 2012, is headquartered in Syracuse, N.Y.  Its primary subsidiary, Alliance Bank, N.A., is a nationally-chartered community bank with 28 banking locations in central New York.  The transaction is valued at approximately $233.4 million, to be paid in the form of shares of the Company’s common stock.  Subject to the required approvals of NBT Bancorp and Alliance shareholders, requisite regulatory approvals and other customary closing conditions, the merger is expected to be completed in the early 2013.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available carrybacks and expected future income, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at September 30, 2012 or December 31, 2011. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  Uncertain tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

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

Beginning in June 2012 with the acquisition of Hampshire First Bank, the Bank offers interest rate swap agreements to its customers.  These agreements allow the Bank’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement.  Simultaneous with the execution of such an agreement with a customer, the Bank enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Bank to continue to receive the historical variable rate under the loan agreement with the customer.  The agreement with the third party is not a hedge contract therefore changes in fair value are recorded through earnings.  Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet.  Gains and losses are recorded as other noninterest income.  The Bank is not subject to any fee or penalty should the customer elect to terminate the interest rate swap agreement prior to maturity.  The Bank is exposed to credit loss equal to the fair value of the derivatives (not the notional amount of the derivatives) in the event of nonperformance by the counterparty to the interest rate swap agreements. Additionally, the Bank receives a fee from the customer that is recognized when the Bank has fulfilled its obligations under each agreement, which is generally upon execution of the agreement with the Bank's customer. Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Bank is limited to the fees it receives from the customer. The Bank recognized minimal fee income for the nine months ended September 30, 2012. At September 30, 2012, the Bank maintained a $1.6 million deposit with the counterparty to collateralize the swap agreements.

Note 6.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $861.7 million at September 30, 2012 and $764.9 million at December 31, 2011.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $33.0 million at September 30, 2012 and $26.8 million at December 31, 2011. As of September 30, 2012, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $8.3 million at September 30, 2012 and $15.2 million at December 31, 2011.  As of September 30, 2012, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

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

After a thorough consideration of the factors discussed above, any required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses. These charges or credits are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions and reductions of the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The following table illustrates the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and September 30, 2011:

Allowance for Loan Losses
(in thousands)

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of June 30, 2012	$37,495	$27,235	$5,943	$61	$70,734
Charge-offs	(1,904)	(3,446)	(480)	-	(5,830)
Recoveries	492	574	9	-	1,075
Provision	1,734	2,213	809	(1)	4,755
Ending Balance as of September 30, 2012	$37,817	$26,576	$6,281	$60	$70,734

Balance as of June 30, 2011	$39,147	$25,718	$5,373	$246	$70,484
Charge-offs	(1,694)	(3,526)	(45)	-	(5,265)
Recoveries	367	571	2	-	940
Provision	1,073	3,533	588	(19)	5,175
Ending Balance as of September 30, 2011	$38,893	$26,296	$5,918	$227	$71,334

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of December 31, 2011	$38,831	$26,049	$6,249	$205	$71,334
Charge-offs	(4,685)	(11,237)	(1,130)	-	(17,052)
Recoveries	1,180	1,918	25	-	3,123
Provision	2,491	9,846	1,137	(145)	13,329
Ending Balance as of September 30, 2012	$37,817	$26,576	$6,281	$60	$70,734

Balance as of December 31, 2010	$40,101	$26,126	$4,627	$380	$71,234
Charge-offs	(7,153)	(10,420)	(558)	-	(18,131)
Recoveries	1,262	1,803	5	-	3,070
Provision	4,683	8,787	1,844	(153)	15,161
Ending Balance as of September 30, 2011	$38,893	$26,296	$5,918	$227	$71,334

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segment as of September 30, 2012 and December 31, 2011:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
As of September 30, 2012

Allowance for loan losses	$37,817	$26,576	$6,281	$60	$70,734

Allowance for loans individually evaluated for impairment	2,720	-	-		2,720

Allowance for loans collectively evaluated for impairment	$35,097	$26,576	$6,281	$60	$68,014

Ending balance of loans	$1,992,891	$1,607,780	$650,448		$4,251,119

Ending balance of loans individually evaluated for impairment	13,017	-	-		13,017

Ending balance of loans collectively evaluated for impairment	$1,979,874	$1,607,780	$650,448		$4,238,102

As of December 31, 2011

Allowance for loan losses	$38,831	$26,049	$6,249	$205	$71,334

Allowance for loans individually evaluated for impairment	175	-	-		175

Allowance for loans collectively evaluated for impairment	$38,656	$26,049	$6,249	$205	$71,159

Ending balance of loans	$1,702,577	$1,516,115	$581,511		$3,800,203

Ending balance of loans individually evaluated for impairment	6,219	-	-		6,219

Ending balance of loans collectively evaluated for impairment	$1,696,358	$1,516,115	$581,511		$3,793,984

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

The following table illustrates the Company’s nonaccrual loans by loan class:

Loans on Nonaccrual Status
As of September 30, 2012

(In thousands)	September 30, 2012	December 31, 2011
Commercial Loans
Commercial	$6,915	$1,699
Commercial Real Estate	6,432	4,868
Agricultural	2,587	3,307
Agricultural Real Estate	1,195	2,067
Business Banking	5,921	7,446
	23,050	19,387
Consumer Loans
Indirect	1,703	1,550
Home Equity	8,126	7,931
Direct	257	378
	10,086	9,859

Residential Real Estate Mortgages	9,525	9,044

Total Nonaccrual	$42,661	$38,290

The increase in nonaccrual commercial and commercial real estate loans from December 31, 2011 to September 30, 2012 was due primarily to one commercial relationship which moved to nonaccrual status during the first quarter.  This relationship has been reviewed quarterly and as a result was specifically reserved for by the Company during the first and second quarters of 2012.

The following tables set forth information with regard to past due and nonperforming loans by loan class as of September 30, 2012 and December 31, 2011:

Age Analysis of Past Due Financing Receivables
As of September 30, 2012
(in thousands)

			Greater Than
	31-60 Days	61-90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Loans
Commercial Loans
Commercial	$707	$149	$-	$856	$6,915	$594,775	$602,546
Commercial Real Estate	1,455	138	-	1,593	6,432	1,012,695	1,020,720
Agricultural	-	-	-	-	2,587	64,187	66,774
Agricultural Real Estate	-	-	-	-	1,195	35,348	36,543
Business Banking	1,114	555	80	1,749	5,921	258,638	266,308
	3,276	842	80	4,198	23,050	1,965,643	1,992,891

Consumer Loans
Indirect	9,406	1,729	978	12,113	1,703	948,803	962,619
Home Equity	5,478	888	573	6,939	8,126	561,143	576,208
Direct	705	130	47	882	257	67,814	68,953
	15,589	2,747	1,598	19,934	10,086	1,577,760	1,607,780

Residential Real Estate Mortgages	2,240	170	1,285	3,695	9,525	637,228	650,448
	$21,105	$3,759	$2,963	$27,827	$42,661	$4,180,631	$4,251,119

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

There were no material commitments to extend further credit to borrowers with nonperforming loans. Within nonaccrual loans, there are approximately $2.3 million and $4.0 million of troubled debt restructured loans at September 30, 2012 and December 31, 2011, respectively.  This decrease was due primarily to the migration of certain commercial loans to accruing status during the first nine months of 2012.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, agricultural real estate and business banking loans were $25.9 million at September 30, 2012 and $22.4 million at December 31, 2011.

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified loans with outstanding balances of $500 thousand or more are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  All impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  Any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for credit losses.  At September 30, 2012, $6.1 million of the total impaired loans had a specific reserve allocation of $2.7 million compared to $.5 million of impaired loans at December 31, 2011 which had a specific reserve allocation of $0.2 million.

The following table provides additional information on impaired loans and specific reserve allocations as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
With no related allowance recorded:
Commercial Loans
Commercial	$851	$1,257		$1,243	$2,723
Commercial Real Estate	6,432	8,396		4,868	7,165
Agricultural	2,587	3,567		3,307	4,166
Agricultural Real Estate	1,195	1,382		2,067	2,288
Business Banking	5,921	8,078		7,446	9,976
Total Commercial Loans	16,986	22,680		18,931	26,318

Consumer Loans
Home Equity	1,777	1,879		2,000	2,103

Residential Real Estate Mortgages	1,105	1,275		1,040	1,125
	$19,868	$25,834		$21,971	$29,546

With an allowance recorded:
Commercial Loans
Commercial	$6,064	$6,113	$2,720	$456	$808	$175
Commercial Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
	6,064	6,113	2,720	456	808	175

Total:	$25,932	$31,947	$2,720	$22,427	$30,354	$175

The increase in commercial loans with a related allowance recorded from December 31, 2011 to September 30, 2012 is primarily due to the impairment of two commercial relationships during the nine months ended September 30, 2012.

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the three months ended September 30, 2012 and September 30, 2011:

	For the three months ended
	September 30, 2012			September 30, 2011
	Average	Interest Income		Average	Interest Income
	Recorded	Recognized		Recorded	Recognized
(in thousands)	Investment	Accrual	Cash	Investment	Accrual	Cash
With no related allowance recorded:
Commercial Loans
Commercial	$854	$9	$9	$1,794	$3	$3
Commercial Real Estate	6,732	16	16	6,106	14	14
Agricultural	2,627	51	51	3,516	59	59
Agricultural Real Estate	1,348	3	3	1,874	34	34
Business Banking	6,169	70	70	7,655	101	101
Consumer Loans
Home Equity	1,783	18	18	2,312	26	26
Residential Real Estate Mortgages	1,111	17	17	1,059	26	26
	$20,624	$184	$184	$24,316	$263	$263

With an allowance recorded:
Commercial Loans
Commercial	$6,091	$34	$34	$520	$19	$19
Commercial Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	23	1	1
Agricultural Real Estate	-	-	-	-	-	-
	$6,091	$34	$34	$543	$20	$20

Total:	$26,715	$218	$218	$24,859	$283	$283

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the nine months ended September 30, 2012 and September 30, 2011:

	For the nine months ended
	September 30, 2012			September 30, 2011
	Average	Interest Income		Average	Interest Income
	Recorded	Recognized		Recorded	Recognized
(in thousands)	Investment	Accrual	Cash	Investment	Accrual	Cash
With no related allowance recorded:
Commercial Loans
Commercial	$1,319	$23	$23	$2,625	$76	$76
Commercial Real Estate	6,564	48	48	4,728	59	59
Agricultural	2,873	159	159	2,903	104	104
Agricultural Real Estate	1,734	13	13	1,622	72	72
Business Banking	6,824	166	166	5,662	203	203
Consumer Loans
Home Equity	1,840	66	66	1,851	84	84
Residential Real Estate Mortgages	1,066	73	73	887	53	53
	$22,220	$548	$548	$20,278	$651	$651

With an allowance recorded:
Commercial Loans
Commercial	$4,178	$43	$43	$991	$68	$68
Commercial Real Estate	-	-	-	382	-	-
Agricultural	-	-	-	1,055	68	68
Agricultural Real Estate	-	-	-	475	18	18
	$4,178	$43	$43	$2,903	$154	$154

Total:	$26,397	$591	$591	$23,181	$805	$805

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

The following tables illustrate the Company’s credit quality by loan class as of September 30, 2012 and December 31, 2011:

Credit Quality Indicators
As of September 30, 2012

Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$565,546	$948,966	$59,545	$32,213	$1,606,270
Special Mention	11,371	23,967	13	3	35,354
Substandard	22,656	47,787	7,168	4,327	81,938
Doubtful	2,973	-	48	-	3,021
Total	$602,546	$1,020,720	$66,774	$36,543	$1,726,583

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking				Total
Non-classified	$251,284				$251,284
Classified	15,024				15,024
Total	$266,308				$266,308

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$959,938	$567,509	$68,649	$1,596,096
Nonperforming	2,681	8,699	304	11,684
Total	$962,619	$576,208	$68,953	$1,607,780

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage	Total
Performing	$639,638	$639,638
Nonperforming	10,810	10,810
Total	$650,448	$650,448

Credit Quality Indicators
As of December 31, 2011

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$470,332	$758,673	$58,481	$28,927	$1,316,413
Special Mention	10,346	24,478	42	10	34,876
Substandard	29,940	51,748	7,945	4,989	94,622
Doubtful	456	-	69	-	525
Total	$511,074	$834,899	$66,537	$33,926	$1,446,436

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking	Total
Non-classified	$237,887	$237,887
Classified	18,254	18,254
Total	$256,141	$256,141

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$870,270	$560,760	$72,849	$1,503,879
Nonperforming	2,833	8,885	518	12,236
Total	$873,103	$569,645	$73,367	$1,516,115

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage	Total
Performing	$571,704	$571,704
Nonperforming	9,807	9,807
Total	$581,511	$581,511

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

There were no new modifications made during the three month period ending September 30, 2012.  During the three month period ending September 30, 2012 there were no defaults on loans modified within the previous 12 months.

Modifications made during the three month period ending September 30, 2011 consisted of three commercial loans totaling $0.8 million.   For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the three month period ending September 30, 2011 there were no defaults on previously modified loans.

Modifications made during the nine month period ending September 30, 2012 consisted of one commercial loan totaling $1.0 million and one residential real estate mortgage totaling $0.2 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged.  During the nine month period ending September 30, 2012 there were no defaults on loans modified within the previous 12 months.

Modifications during the nine month period ending September 30, 2011 consisted of twenty-five home equity modifications totaling $2.3 million and four residential real estate mortgages totaling $0.8 million, in addition to the three aforementioned commercial loan modifications.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged.  During the nine months ended September 30, 2011, there were six home equity loans classified as TDRs totaling $0.6 million and two residential real estate loans classified as TDRs totaling $0.4 million that defaulted on their renegotiated terms.

Note 8.	Earnings Per Share

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended September 30,	2012	2011
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	33,619	33,324
Net income available to common shareholders	14,535	15,217
Basic EPS	$0.43	$0.46
Diluted EPS:
Weighted average common shares outstanding	33,619	33,324
Dilutive effect of common stock options and restricted stock	342	243
Weighted average common shares and common share equivalents	33,961	33,567
Net income available to common shareholders	14,535	15,217
Diluted EPS	$0.43	$0.45

Nine months ended September 30,	2012	2011
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	33,293	33,897
Net income available to common shareholders	41,442	44,179
Basic EPS	$1.24	$1.30
Diluted EPS:
Weighted average common shares outstanding	33,293	33,897
Dilutive effect of common stock options and restricted stock	333	262
Weighted average common shares and common share equivalents	33,626	34,159
Net income available to common shareholders	41,442	44,179
Diluted EPS	$1.23	$1.29

There were 1,176,670 stock options for the quarter ended September 30, 2012 and 1,651,159 stock options for the quarter ended September 30, 2011 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,197,417 stock options for the nine months ended September 30, 2012 and 1,239,021 stock options for the nine months ended September 30, 2011 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 9.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at September 30, 2012.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of expense for Pension Benefits and Other Benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
Components of net periodic benefit cost:	2012	2011	2012	2011
Service cost	$757	$668	$6	$5
Interest cost	774	874	40	57
Expected return on plan assets	(1,676)	(1,914)	-	-
Net amortization	992	408	(3)	9
Total cost	$847	$36	$43	$71

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic benefit cost:	2012	2011	2012	2011
Service cost	$2,270	$2,003	$16	$15
Interest cost	2,322	2,621	119	171
Expected return on plan assets	(5,026)	(5,742)	-	-
Net amortization	2,710	1,221	(8)	27
Total cost	$2,276	$103	$127	$213

The Company is not required to make contributions to the plans in 2012, and did not do so during the nine months ended September 30, 2012.

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

As of September 30, 2012, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

Note 11.	Fair Value Measurements and Fair Value of Financial Instruments

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

For the three and nine month periods ending September 30, 2012, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

September 30, 2012:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2012
Assets:
Securities Available for Sale:
U.S. Treasury	$64,662	$-	$-	$64,662
Federal Agency	-	296,158	-	296,158
State & municipal	-	92,504	-	92,504
Mortgage-backed	-	279,596	-	279,596
Collateralized mortgage obligations	-	446,887	-	446,887
Other securities	9,210	2,090	-	11,300
Total Securities Available for Sale	$73,872	$1,117,235	$-	$1,191,107
Trading Securities	3,851	-	-	3,851
Interest Rate Swaps	-	1,490	-	1,490
Total	$77,723	$1,118,725	$-	$1,196,448

Liabilities:
Interest Rate Swaps	$-	$1,490	$-	$1,490
Total	$-	$1,490	$-	$1,490

December 31, 2011:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
Assets:
Securities Available for Sale:
U.S. Treasury	$82,233	$-	$-	$82,233
Federal Agency	-	255,846	-	255,846
State & municipal	-	104,789	-	104,789
Mortgage-backed	-	325,397	-	325,397
Collateralized mortgage obligations	-	465,475	-	465,475
Other securities	8,825	2,054	-	10,879
Total Securities Available for Sale	$91,058	$1,153,561	$-	$1,244,619
Trading Securities	3,062	-	-	3,062
Total	$94,120	$1,153,561	$-	$1,247,681

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, lease residuals, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the nine month period ended September 30, 2012 was related to impaired loans.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at September 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		September 30, 2012		December 31, 2011
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	61,302	62,401	70,811	72,198
Net loans	3	4,180,385	4,298,990	3,728,869	3,821,640
Financial liabilities
Time deposits	2	1,018,957	1,028,110	933,127	942,437
Long-term debt	2	367,144	418,349	370,344	427,107
Trust Preferred Debentures	3	75,422	57,123	75,422	55,980

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

Trust Preferred Debentures
The fair value of trust preferred debentures has been estimated using a discounted cash flow analysis.

Note 12.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2012
U.S. Treasury	$63,747	$915	$-	$64,662
Federal Agency	294,503	1,655	-	296,158
State & municipal	87,786	4,718	-	92,504
Mortgage-backed	264,073	15,523	-	279,596
Collateralized mortgage obligations	440,383	6,504	-	446,887
Other securities	8,711	2,668	79	11,300
Total securities available for sale	$1,159,203	$31,983	$79	$1,191,107
December 31, 2011
U.S. Treasury	$81,006	$1,228	$-	$82,234
Federal Agency	254,983	879	16	255,846
State & municipal	99,176	5,624	11	104,789
Mortgage-backed	310,767	14,629	-	325,396
Collateralized mortgage obligations	459,067	6,458	51	465,474
Other securities	8,935	2,021	76	10,880
Total securities available for sale	$1,213,934	$30,839	$154	$1,244,619

In the available for sale category at September 30, 2012, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $246.6 million and a fair value of $260.3 million and US Government Agency securities with an amortized cost of $17.5 million and a fair value of $19.3 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $387.5 million and a fair value of $394.2 million and US Government Agency securities with an amortized cost of $50.9 million and a fair value of $52.7 million.

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

Proceeds from the sales of securities available for sale were $1.8 million during the nine months ended September 30, 2012, and gains on the sales were $0.4 million.  Proceeds from the sales of securities available for sale were nominal during the nine month period ending September 30, 2011, and gains on these sales were negligible.

Securities with amortized costs totaling $1.2 billion at September 30, 2012 and December 31, 2011, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at September 30, 2012 and December 31, 2011, securities available for sale with an amortized cost of $210.4 million and $141.7 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
September 30, 2012
Mortgage-backed	$1,252	$203	$-	$1,455
State & municipal	60,050	896	-	60,946
Total securities held to maturity	$61,302	$1,099	$-	$62,401
December 31, 2011
Mortgage-backed	$1,447	$213	$-	$1,660
State & municipal	69,364	1,174	-	70,538
Total securities held to maturity	$70,811	$1,387	$-	$72,198

The following table sets forth information with regard to investment securities with unrealized losses at September 30, 2012 and December 31, 2011:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

September 30, 2012
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	-	-	-	-	-	-	-	-	-
State & municipal	-	-	-	-	-	-	-	-	-
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	-
Other securities	-	-	-	169	(79)	1	169	(79)	1
Total securities with unrealized losses	$-	$-	-	$169	$(79)	1	$169	$(79)	1

December 31, 2011
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	34,996	(16)	3	-	-	-	34,996	(16)	3
State & municipal	957	(10)	3	377	(1)	2	1,334	(11)	5
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	27,368	(51)	3	-	-	-	27,368	(51)	3
Other securities	645	(76)	2	-	-	-	645	(76)	2
Total securities with unrealized losses	$63,966	$(153)	11	$377	$(1)	2	$64,343	$(154)	13

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of September 30, 2012, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of September 30, 2012, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at September 30, 2012:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$26,616	$26,807
From one to five years	262,685	265,541
From five to ten years	273,272	282,328
After ten years	587,919	605,131
	$1,150,492	$1,179,807
Debt securities classified as held to maturity
Within one year	$24,501	$24,577
From one to five years	27,735	28,476
From five to ten years	6,380	6,459
After ten years	2,686	2,889
	$61,302	$62,401

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2012.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for an understanding of the following discussion and analysis.  Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results of the full year ending December 31, 2012 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “could,” or other similar terms.   There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may affect interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws, may adversely affect the businesses in which the Company is engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; (7) adverse changes may occur in the securities markets or with respect to inflation; (8) acts of war or terrorism; (9) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (10) internal control failures; (11) the successful completion and integration of acquisitions; and (12) the Company’s success in managing the risks involved in the foregoing.

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

Pending Acquisition

On October 7, 2012, the Company and Alliance Financial Corporation (“Alliance”) entered into a definitive agreement and plan of merger pursuant to which Alliance will merge with and into NBT Bancorp, with NBT Bancorp continuing as the surviving corporation.  The agreement also provides for Alliance Bank, N.A., a wholly-owned subsidiary of Alliance, to be merged with and into the Bank following completion of the merger.  Alliance, with assets of approximately $1.4 billion at June 30, 2012, is headquartered in Syracuse, N.Y.  Its primary subsidiary, Alliance Bank, N.A., is a nationally-chartered community bank with 28 banking locations in central New York.  The transaction is valued at approximately $233.4 million, to be paid in the form of shares of the Company’s common stock.  Subject to the required approvals of NBT Bancorp and Alliance shareholders, requisite regulatory approvals and other customary closing conditions, the merger is expected to be completed in the early 2013.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first nine months of 2012:

•
Net income for the nine months ended September 30, 2012 was $41.4 million, down $2.7 million, or 6.2%, from the nine months ended September 30, 2011.  Net income per diluted share for the nine months ended September 30, 2012 was $1.23 per share, down from $1.29 for the nine months ended September 30, 2011.

•	Net interest margin (on a fully taxable equivalent basis (“FTE”)) was 3.87% for the nine months ended September 30, 2012 as compared to 4.13% for the same period in 2011.

•	Capital ratios at September 30, 2012 declined slightly when compared to December 31, 2011:

o	Tier 1 Leverage ratio decreased from 8.74% to 8.51%

o	Tier 1 Capital ratio decreased from 11.56% to 10.82%

o	Total Risk-Based Capital Ratio decreased from 12.81% to 12.07%

•	Past due loans as a percentage of total loans showed significant improvement to 0.65% at September 30, 2012, as compared with 0.89% at December 31, 2011.

•	Net charge-offs improved to 0.47% of average loans for the first nine months of 2012, down 9 bps from 0.56% for the year ended December 31, 2011.

•	The provision for loan losses was $13.3 million for the nine months ended September 30, 2012, down from $15.2 million for the same period in 2011.

•	Annualized return on average assets was 0.95% for the nine months ended September 30, 2012, down from 1.09% for the nine months ended September 30, 2011.

•	Annualized return on average equity was 9.97% for the nine months ended September 30, 2012, down from 10.95% for the nine months ended September 30, 2011.

•	Continued strategic expansion in the first nine months of 2012:

o	In New York: Completed the acquisition of three branches in Greene County and customer balances of a branch in Schoharie County on January 21, 2012.

o	In Massachusetts: Opened a fifth Massachusetts branch in Lenox on February 7, 2012.

o	Successfully completed the acquisition of Hampshire First Bank on June 8, 2012.

o	Announced the planned acquisition of Alliance Financial Corporation, a $1.4 billion financial holding company headquartered in Syracuse, N.Y., expected to close in early 2013.

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

2012	First Quarter	Second Quarter	Third Quarter	Nine Months
Return on average assets (ROAA)	0.97%	0.92%	0.97%	0.95%
Return on average equity (ROAE)	10.12%	9.66%	10.13%	9.97%
Net Interest Margin	3.90%	3.82%	3.90%	3.87%

2011
Return on average assets (ROAA)	1.08%	1.09%	1.12%	1.09%
Return on average equity (ROAE)	10.78%	10.86%	11.21%	10.95%
Net Interest Margin	4.11%	4.13%	4.14%	4.13%

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

FTE net interest income increased $2.1 million during the three months ended September 30, 2012, compared to the same period of 2011.  The Company experienced a decrease in the yield on interest earning assets of 37 bp to 4.53% for the three months ended September 30, 2012 from 4.90% for the same period in 2011.  This decrease was partially offset by a decrease of 16 bp on the rate paid on interest bearing liabilities for the three months ended September 30, 2012 as compared to the same period in 2011. The interest rate spread decreased to 3.70% during the three months ended September 30, 2012 compared to 3.91% for the same period in 2011.  The net interest margin decreased by 24 bp to 3.90% for the three months ended September 30, 2012, compared with 4.14% for the same period in 2011.

For the three months ended September 30, 2012, total interest income increased $1.5 million, or 2.5%, from the same period in 2011 as a result of the increase in average earning assets, attributed to aforementioned acquisition activity and strong organic loan growth.  Average interest earning assets increased approximately $533.8 million, or 10.8%, for the three months ended September 30, 2012 as compared to the same period in 2011.  The growth in average earning assets was partially offset by a decrease in the yield earned on earning assets.  The yield on securities available for sale decreased 56 bp to 2.39% for the three months ended September 30, 2012 from 2.95% for the three months ended September 30, 2011.  This decrease was due to the decreasing rate environment from September 30, 2011 to September 30, 2012 resulting in reinvestment of cash flows from maturing securities and cash received from branch acquisitions in 2011 and the first quarter of 2012 into lower yielding securities.  In addition, the yield on loans decreased 39 bp to 5.12% for the three months ended September 30, 2012 from 5.51% for the three months ended September 30, 2011.

For the three months ended September 30, 2012, total interest expense decreased $0.7 million, or 7.9%, from the three months ended September 30, 2011.  This decrease was due primarily to a decrease in the rate paid on average interest bearing liabilities from 0.99% for the three months ended September 30, 2011 to 0.83% for the three months ended September 30, 2012.  The rate paid on average interest bearing deposits decreased 16 bp from 0.67% for the three months ended September 30, 2011 to 0.51% for the same period in 2012.  The rate paid on average time deposits decreased from 1.75% for the three months ended September 30, 2011 to 1.35% for the three months ended September 30, 2012.  The rate paid on average money market deposit accounts decreased from 0.31% for the three months ended September 30, 2011 to 0.18% for the three months ended September 30, 2012.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Average interest bearing liabilities increased approximately $378.0 million, or 10.0%, for the three months ended September 30, 2012 as compared to the same period in 2011, which partially offset the decrease in total interest expense attributed to the decrease in the rates on interest bearing liabilities.  The primary driver of this offset was an increase in average time deposits and savings deposits due to the aforementioned acquisition as well as organic deposit growth for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011.

FTE net interest income increased $1.5 million during the nine months ended September 30, 2012, compared to the same period of 2011.  The Company experienced a decrease in the yield on interest earning assets of 40 bp to 4.54% for the nine months ended September 30, 2012 from 4.94% for the same period in 2011.  This decrease was partially offset by a decrease of 17 bp on the rate paid on interest bearing liabilities for the nine months ended September 30, 2012 as compared to the same period in 2011. The interest rate spread decreased to 3.67% during the nine months ended September 30, 2012 compared to 3.89% for the same period in 2011.  The net interest margin decreased by 26 bp to 3.87% for the nine months ended September 30, 2012, compared with 4.13% for the same period in 2011.

For the nine months ended September 30, 2012, total interest income decreased $1.6 million, or 0.9%, from the same period in 2011 as a result of the decrease in the yield earned on earning assets.  The yield on securities available for sale decreased 55 bp to 2.51% for the nine months ended September 30, 2012 from 3.06% for the nine months ended September 30, 2011.  This decrease was due to the decreasing rate environment from September 30, 2011 to September 30, 2012 resulting in reinvestment of cash flows from maturing securities and cash received from branch acquisitions in 2011 and the first quarter of 2012 into lower yielding securities.  In addition, the yield on loans decreased 42 bp to 5.21% for the nine months ended September 30, 2012 from 5.63% for the nine months ended September 30, 2011. Average interest earning assets increased approximately $371.8 million, or 7.5%, for the nine months ended September 30, 2012 as compared to the same period in 2011, which partially offset the decrease in total interest income attributed to the decrease in the yields on earning assets.  This increase in average earning assets was attributed to aforementioned acquisition activity, as well as strong organic loan growth.

For the nine months ended September 30, 2012, total interest expense decreased $3.5 million, or 11.6%, from the nine months ended September 30, 2011.  This decrease was due primarily to a decrease in the rate paid on average interest bearing liabilities from 1.05% for the nine months ended September 30, 2011 to 0.88% for the nine months ended September 30, 2012.  The rate paid on average interest bearing deposits decreased 17 bp from 0.73% for the nine months ended September 30, 2011 to 0.56% for the same period in 2012.  The rate paid on average time deposits decreased from 1.83% for the nine months ended September 30, 2011 to 1.50% for the nine months ended September 30, 2012.  The rate paid on average money market deposit accounts decreased from 0.37% for the nine months ended September 30, 2011 to 0.20% for the nine months ended September 30, 2012.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Average interest bearing liabilities increased approximately $232.5 million, or 6.0%, for the nine months ended September 30, 2012 as compared to the same period in 2011, which partially offset the decrease in total interest expense attributed to the decrease in the rates on interest bearing liabilities.  The primary driver of this offset was an increase in average time deposits and savings deposits for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011.

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

Three Months ended September 30,
		2012			2011
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$10,392	$11	0.43%	$25,088	$11	0.17%
Securities available for sale (1)(excluding unrealized gains or losses)	1,168,326	7,023	2.39%	1,120,083	8,317	2.95%
Securities held to maturity (1)	62,746	861	5.46%	74,482	1,026	5.46%
Investment in FRB and FHLB Banks	28,706	337	4.67%	27,022	329	4.84%
Loans and leases (2)	4,197,046	54,046	5.12%	3,686,693	51,227	5.51%
Total interest earning assets	$5,467,216	$62,278	4.53%	$4,933,368	$60,910	4.90%
Other assets	504,194			442,275
Total assets	$5,971,410			$5,375,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,111,624	495	0.18%	$1,036,572	$811	0.31%
NOW deposit accounts	686,768	377	0.22%	631,284	483	0.30%
Savings deposits	706,927	149	0.08%	615,168	170	0.11%
Time deposits	1,035,868	3,523	1.35%	882,896	3,888	1.75%
Total interest bearing deposits	$3,541,187	$4,544	0.51%	$3,165,920	$5,352	0.67%
Short-term borrowings	178,277	60	0.13%	172,370	56	0.13%
Trust preferred debentures	75,422	436	2.30%	75,422	394	2.07%
Long-term debt	367,146	3,640	3.94%	370,349	3,621	3.88%
Total interest bearing liabilities	$4,162,032	$8,680	0.83%	$3,784,061	$9,423	0.99%
Demand deposits	1,173,638			983,318
Other liabilities	64,860			69,860
Stockholders' equity	570,880			538,404
Total liabilities and stockholders' equity	$5,971,410			$5,375,643
Net interest income (FTE)		53,598			51,487
Interest rate spread			3.70%			3.91%
Net interest margin			3.90%			4.14%
Taxable equivalent adjustment		991			1,126
Net interest income		$52,607			$50,361

(1)	Securities are shown at average amortized cost
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Nine Months ended September 30,
		2012			2011
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$64,040	$131	0.27%	$97,973	$191	0.26%
Securities available for sale (1)(excluding unrealized gains or losses)	1,196,389	22,483	2.51%	1,105,777	25,330	3.06%
Securities held to maturity (1)	67,237	2,757	5.48%	84,660	3,353	5.29%
Investment in FRB and FHLB Banks	27,874	1,022	4.90%	27,112	1,084	5.34%
Loans and leases (2)	3,982,486	155,230	5.21%	3,650,667	153,678	5.63%
Total interest earning assets	$5,338,026	$181,623	4.54%	$4,966,189	$183,636	4.94%
Other assets	476,575			428,959
Total assets	$5,814,601			$5,395,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,105,616	1,646	0.20%	$1,070,971	$2,937	0.37%
NOW deposit accounts	695,502	1,387	0.27%	667,012	1,745	0.35%
Savings deposits	675,346	391	0.08%	599,173	517	0.12%
Time deposits	988,596	11,097	1.50%	911,161	12,491	1.83%
Total interest bearing deposits	$3,465,060	$14,521	0.56%	$3,248,317	$17,690	0.73%
Short-term borrowings	170,903	149	0.12%	153,857	166	0.14%
Trust preferred debentures	75,422	1,319	2.34%	75,422	1,683	2.98%
Long-term debt	368,592	10,801	3.91%	369,930	10,783	3.90%
Total interest bearing liabilities	$4,079,977	$26,790	0.88%	$3,847,526	$30,322	1.05%
Demand deposits	1,116,210			940,332
Other liabilities	63,232			67,968
Stockholders' equity	555,182			539,322
Total liabilities and stockholders' equity	$5,814,601			$5,395,148
Net interest income (FTE)		154,833			153,314
Interest rate spread			3.67%			3.89%
Net interest margin			3.87%			4.13%
Taxable equivalent adjustment		3,083			3,537
Net interest income		$151,750			$149,777

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended September 30,
	Increase (Decrease)
	2012 over 2011
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(36)	$36	$-
Securities available for sale	2,072	(3,366)	(1,294)
Securities held to maturity	(164)	(1)	(165)
Investment in FRB and FHLB Banks	62	(54)	8
Loans and leases	20,892	(18,073)	2,819
Total interest income	22,826	(21,458)	1,368

Money market deposit accounts	353	(669)	(316)
NOW deposit accounts	231	(337)	(106)
Savings deposits	115	(136)	(21)
Time deposits	2,865	(3,230)	(365)
Short-term borrowings	2	2	4
Trust preferred debentures	-	42	42
Long-term debt	(158)	177	19
Total interest expense	3,408	(4,151)	(743)

Change in FTE net interest income	$19,418	$(17,307)	$2,111

Nine months ended September 30,
	Increase (Decrease)
	2012 over 2011
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(74)	$14	$(60)
Securities available for sale	2,927	(5,774)	(2,847)
Securities held to maturity	(775)	179	(596)
Investment in FRB and FHLB Banks	45	(107)	(62)
Loans and leases	17,726	(16,174)	1,552
Total interest income	19,849	(21,862)	(2,013)

Money market deposit accounts	152	(1,443)	(1,291)
NOW deposit accounts	115	(473)	(358)
Savings deposits	92	(218)	(126)
Time deposits	1,491	(2,885)	(1,394)
Short-term borrowings	25	(42)	(17)
Trust preferred debentures	-	(364)	(364)
Long-term debt	(49)	67	18
Total interest expense	1,826	(5,358)	(3,532)

Change in FTE net interest income	$18,023	$(16,504)	$1,519

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
(in thousands)
Insurance and other financial services revenue	$5,591	$5,127	$17,024	$15,925
Service charges on deposit accounts	4,626	5,532	13,538	16,059
ATM and debit card fees	3,378	3,135	9,403	8,731
Retirement plan administration fees	2,718	2,295	7,462	6,734
Trust	2,242	2,090	6,683	6,384
Bank owned life insurance	639	674	2,228	2,369
Net securities gains	26	12	578	98
Other	2,407	1,329	8,449	3,881
Total noninterest income	$21,627	$20,194	$65,365	$60,181

Noninterest income for the three months ended September 30, 2012 was $21.6 million, up 7.1% or $1.4 million, compared with $20.2 million for the same period in 2011.  Insurance and other financial services revenue increased approximately $0.5 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  This increase was due primarily to organic growth in commercial product lines.  Retirement plan administration fees increased approximately $0.4 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, due primarily to an increase in customer base.  Other noninterest income increased approximately $1.1 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This increase was due primarily to an increase in mortgage banking activity during the three months ended September 30, 2012 as compared with the three months ended September 30, 2011.  The Company sold approximately $6.8 million residential mortgages during the three months ended September 30, 2012, as compared to no sales during the same period in 2011.  These increases were partially offset by a decrease in service charges on deposit accounts of approximately $0.9 million, or 16.4%, for the three months ended September 30, 2012, compared with the same period in 2011 primarily due to a decrease in overdraft fee income.

Noninterest income for the nine months ended September 30, 2012 was $65.4 million, up 8.6% or $5.2 million, compared with $60.2 million for the same period in 2011.  Insurance and other financial services revenue increased approximately $1.1 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  This increase was due primarily to the acquisition of an insurance agency during the second quarter of 2011 as well as organic growth in commercial product lines.  ATM and debit card fees increased approximately $0.7 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, due primarily to an increase in card usage and customer base. Retirement plan administration fees increased approximately $0.7 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, due primarily to an increase in customer base.  Other noninterest income increased approximately $4.6 million for the nine months ended September 30, 2012 as compared to September 30, 2011. This increase was due in part to a $1.1 million payoff gain on a purchased commercial real estate loan, as well as a prepayment penalty fee collected of $0.8 million during the nine months ended September 30, 2012 related to a previously disclosed loss of a retirement plan client.  In addition, mortgage banking revenue increased approximately $2.0 million for the nine months ended September 30, 2012 as compared to the same period in 2011 as the Company sold certain residential mortgages as market conditions warranted.  The Company sold approximately $39.3 million residential mortgages during the first nine months of 2012, as compared to no sales during the first nine months of 2011.  The Company also realized net securities gains of approximately $0.6 million during the nine months ended September 30, 2012, as compared to $0.1 million for the same period in 2011. These increases were partially offset by a decrease in service charges on deposit accounts of approximately $2.5 million, or 15.7%, for the nine months ended September 30, 2012, compared with the same period in 2011 primarily due to a decrease in overdraft fee income.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
(in thousands)
Salaries and employee benefits	$26,641	$25,068	$78,358	$74,107
Occupancy	4,437	3,887	13,150	12,396
Data processing and communications	3,352	3,054	10,041	9,085
Professional fees and outside services	2,735	2,215	7,848	6,369
Equipment	2,435	2,288	7,224	6,658
Office supplies and postage	1,597	1,531	4,842	4,418
FDIC expenses	939	920	2,812	3,381
Advertising	701	685	2,308	2,286
Amortization of intangible assets	870	782	2,530	2,286
Loan collection and other real estate owned	614	676	2,051	1,838
Merger	558	155	1,895	155
Other	4,552	3,785	12,236	10,285
Total noninterest expense	$49,431	$45,046	$145,295	$133,264

Noninterest expense for the three months ended September 30, 2012 was $49.4 million, up $4.4 million or 9.7%, for the same period in 2011.  Salaries and employee benefits increased $1.6 million, or 6.3%, for the three months ended September 30, 2012, compared with the same period in 2011. This increase was due primarily to increases in full-time-equivalent employees from acquisitions, merit increases, and increased pension expenses. Occupancy expenses for the three months ended September 30, 2012 increased $0.6 million, or 14.1%, over the same period in 2011 primarily due to aforementioned expansion.  Professional fees and outside services increased approximately $0.5 million, or 23.5%, for the three months ended September 30, 2012 as compared to the same period in 2011, due primarily to a nonrecurring consulting fee incurred during the period.  Merger related expenses totaled $0.6 million for the three months ended September 30, 2012 as compared with $0.2 for the same period in 2011, which also contributed to the increase in noninterest expense for the period.  Other operating expenses increased $0.8 million for the three months ended September 30, 2012 as compared to the same period in 2011.

Noninterest expense for the nine months ended September 30, 2012 was $145.3 million, up $12.0 million or 9.0%, for the same period in 2011. Salaries and employee benefits increased $4.3 million, or 5.7%, for the nine months ended September 30, 2012, compared with the same period in 2011. This increase was due primarily to increases in full-time-equivalent employees from acquisitions, merit increases, and increased pension expenses.  Professional fees and outside services increased $1.5 million, or 23.2%, for the nine months ended September 30, 2012 as compared to the same period in 2011. Data processing and communications expenses increased approximately $1.0 million, or 10.5%, for the nine months ended September 30, 2012 as compared to the same period in 2011, due primarily to expansion into new markets.  Merger related expenses totaled $1.9 million in the first nine months of 2012, as compared to $0.2 million for the same period in 2011.  Other operating expenses increased $2.0 million in the first nine months of 2012 as compared with the same period in 2011.  These increases were partially offset by a decrease in Federal Deposit Insurance Corporation (“FDIC”) expenses of approximately $0.6 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This decrease was due to the FDIC redefining the deposit insurance assessment base effective the second quarter of 2011.

Income Taxes

Income tax expense for the three month period ended September 30, 2012 was $5.5 million, up from $5.1 million for the same period in 2011. The effective tax rate was 27.5% for the three months ended September 30, 2012, compared to 25.2% for the same period in 2011.  Income tax expense for the nine month period ended September 30, 2012 was $17.0 million, down from $17.4 million for the same period in 2011. The effective tax rate was 29.1% for the nine months ended September 30, 2012, compared to 28.2% for the same period in 2011.  The decrease in the effective tax rate was due primarily to a decrease in tax exempt income from municipal securities in 2012.

ANALYSIS OF FINANCIAL CONDITION

Securities

Average total earning securities increased $36.5 million, or 3.1%, for the three months ended September 30, 2012 when compared to the same period in 2011.  The average balance of securities available for sale increased $48.2 million, or 4.3%, for the three months ended September 30, 2012 when compared to the same period in 2011.  This increase was due primarily to the increase in liquidity provided by deposits acquired in the aforementioned acquisitions.  The average balance of securities held to maturity decreased $11.7 million, or 15.8%, for the three months ended September 30, 2012, compared to the same period in 2011.  This decrease was due primarily to the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 22.5% of total average earning assets for the three months ended September 30, 2012, down from 24.2% for the same period in 2011.

Average total earning securities increased $73.2 million, or 6.1%, for the nine months ended September 30, 2012 when compared to the same period in 2011.  The average balance of securities available for sale increased $90.6 million, or 8.2%, for the nine months ended September 30, 2012 when compared to the same period in 2011.  This increase was due primarily to the increase in liquidity provided by deposits acquired in the aforementioned acquisitions.  The average balance of securities held to maturity decreased $17.4 million, or 20.6%, for the nine months ended September 30, 2012, compared to the same period in 2011.  This decrease was due primarily to the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 23.7% of total average earning assets for the nine months ended September 30, 2012, down from 24.0% for the same period in 2011.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	September 30, 2012	December 31, 2011
Mortgage-backed securities:
With maturities 15 years or less	20%	21%
With maturities greater than 15 years	2%	3%
Collateral mortgage obligations	35%	35%
Municipal securities	12%	13%
US agency notes	28%	25%
Other	3%	3%
Total	100%	100%

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

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	September 30, 2012	December 31, 2011
Residential real estate mortgages	$650,448	$581,511
Commercial	697,213	611,298
Commercial real estate mortgages	1,083,675	888,879
Real estate construction and development	99,181	93,977
Agricultural and agricultural real estate mortgages	112,822	108,423
Consumer	1,031,572	946,470
Home equity	576,208	569,645
Total loans and leases	$4,251,119	$3,800,203

Total loans increased by $450.9 million, or 11.9%, at September 30, 2012 from December 31, 2011, and represent approximately 70.5% of assets, as compared to 67.9% of total assets at December 31, 2011.  Commercial real estate loans increased approximately $194.8 million from December 31, 2011 to September 30, 2012, primarily from the acquisition of Hampshire First Bank in June 2012.  Commercial loans increased approximately $85.9 million, or 14.1%, from December 31, 2011 to September 30, 2012, primarily from strong organic loan growth.  Residential real estate loans increased by approximately $68.9 million, or 11.9%, from December 31, 2011 to September 30, 2012, due primarily organic loan growth, as well as the acquisition of Hampshire First Bank.  Consumer loans increased approximately $85.1 million, or 9.0%, due primarily to strong organic growth.

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

Allowance For Loan and Lease Losses
	Three months ended
(dollars in thousands)	September 30, 2012		September 30, 2011
Balance, beginning of period	$70,734		$70,484
Recoveries	1,075		940
Chargeoffs	(5,830)		(5,265)
Net chargeoffs	(4,755)		(4,325)
Provision for loan losses	4,755		5,175
Balance, end of period	$70,734		$71,334
Composition of Net Chargeoffs
Commercial and agricultural	$(1,412)	30%	$(1,327)	31%
Real estate mortgage	(471)	10%	(43)	1%
Consumer	(2,872)	60%	(2,955)	68%
Net chargeoffs	$(4,755)	100%	$(4,325)	100%
Annualized net chargeoffs to average loans and leases	0.45%		0.47%

Allowance For Loan and Lease Losses
	Nine months ended
(dollars in thousands)	September 30, 2012		September 30, 2011
Balance, beginning of period	$71,334		$71,234
Recoveries	3,123		3,070
Chargeoffs	(17,052)		(18,131)
Net chargeoffs	(13,929)		(15,061)
Provision for loan losses	13,329		15,161
Balance, end of period	$70,734		$71,334
Composition of Net Chargeoffs
Commercial and agricultural	$(3,505)	25%	$(5,891)	39%
Real estate mortgage	(1,105)	8%	(553)	4%
Consumer	(9,319)	67%	(8,617)	57%
Net chargeoffs	$(13,929)	100%	$(15,061)	100%
Annualized net chargeoffs to average loans and leases	0.47%		0.55%

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

Nonperforming Assets
	September 30,		December 31,
(Dollars in thousands)	2012		2011
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$22,572	53%	$17,506	46%
Real estate mortgages	8,505	20%	8,090	21%
Consumer	9,325	22%	8,724	23%
Troubled debt restructured loans	2,259	5%	3,970	10%
Total nonaccrual loans	42,661	100%	38,290	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	80	3%	50	2%
Real estate mortgages	1,285	43%	763	24%
Consumer	1,598	54%	2,377	75%
Total loans 90 days or more past due and still accruing	2,963	100%	3,190	100%

Total nonperforming loans	45,624		41,480
Other real estate owned (OREO)	1,863		2,160
Total nonperforming assets	47,487		43,640
Total nonperforming loans to total loans and leases	1.07%		1.09%
Total nonperforming assets to total assets	0.79%		0.78%
Total allowance for loan and lease losses to nonperforming loans	155.04%		171.97%

Loans over 60 days past due but not over 90 days past due were 0.09% of total loans as of September 30, 2012, compared to 0.14% of total loans as of December 31, 2011.  In addition to nonperforming loans, the Company has also identified approximately $81.6 million in potential problem loans at September 30, 2012 as compared to $96.9 million at December 31, 2011.  At September 30, 2012, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan losses of $4.8 million during the third quarter of 2012 compared with $5.2 million during the third quarter of 2011.  Annualized net charge-offs to average loans for the three months ended September 30, 2012 were 0.45%, compared with 0.47% for three months ended September 30, 2011.  The Company’s allowance for loan losses decreased to 1.66% of loans at September 30, 2012, compared with 1.88% at December 31, 2011.  This reduction reflects the improved asset quality indicators noted above, as well as the addition of the Hampshire First loans that were recorded at fair value at acquisition.  As acquired loans do not have a related allowance recorded, this resulted in a decrease of 9 basis points in the allowance for loan losses as a percentage of total loans as of September 30, 2012.  Specific reserves on impaired loans totaled $2.7 million at September 30, 2012 and $0.2 million at December 31, 2011.  General allocations decreased to $68.0 million at September 30, 2012 from $71.1 million at December 31, 2011.

The Company recorded a provision for loan losses of $13.3 million during the nine months ended September 30, 2012 compared with $15.2 million during the nine months ended September 30, 2011.  Annualized net charge-offs to average loans for the nine months ended September 30, 2012 were 0.47%, compared with 0.55% for nine months ended September 30, 2011.

Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that the Company has ever actively pursued.  The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the Office of Thrift Supervision and the other federal bank regulatory agencies, or the Agencies, on September 29, 2007, which further referenced the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a FICO score of 660 or below.  Based upon the definition and exclusions described above, management believes that the Company is a prime lender.  Within the loan portfolio, there are loans that, at the time of origination, had FICO scores of 660 or below.  However, since the Company is a portfolio lender, it reviews all data contained in borrower credit reports and does not base underwriting decisions solely on FICO scores.  We believe the aforementioned loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.  The Company has not originated Alt A loans or no interest loans.

Deposits

Total deposits were $4.8 billion at September 30, 2012, up $438.9 million, or 10.0%, from December 31, 2011, due primarily to the acquisition of Hampshire First Bank in June 2012 as well as strong organic deposit growth.  Savings, NOW and money market accounts increased to $2.6 billion as of September 30, 2012 as compared with $2.4 billion at December 31, 2011.  Time deposits increased $85.8 million, or 9.2%, from December 31, 2011 to September 30, 2012.  Demand deposits increased by $134.6 million, or 12.8%, from December 31, 2011 to September 30, 2012.

Total average deposits for the three months ended September 30, 2012 increased $565.6 million, or 13.6%, from the same period in 2011, due primarily to recent branch acquisitions as well as the aforementioned acquisition.  Average savings accounts increased $91.8 million, or 14.9%, for the three month period ending September 30, 2012 as compared to the same period in 2011.  This increase in average savings accounts was primarily due to recent branch acquisitions, the aforementioned acquisition, and a run-off of time deposit accounts into savings accounts, due to a decline in interest rates offered on time deposits.  Average time deposits increased $153.0 million, or 17.3%, for the three months ended September 30, 2012 from the same period in 2011, due to recent branch acquisitions as well as the aforementioned acquisition, partially offset by a run-off to savings accounts.  Average demand deposit accounts increased $190.3 million, or 19.4%, for the three months ended September 30, 2012 as compared to the same period in 2011.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Total average deposits for the nine months ended September 30, 2012 increased $392.6 million, or 9.4%, from the same period in 2011, due primarily to recent branch acquisitions as well as the aforementioned acquisition.  Average savings accounts increased $76.2 million, or 12.7%, for the nine month period ending September 30, 2012 as compared to the same period in 2011.  This increase in average savings accounts was primarily due to recent branch acquisitions as well as a run-off of time deposit accounts into savings accounts, due to a decline in interest rates offered on time deposits.  Average time deposits increased $77.4 million, or 8.5%, for the nine months ended September 30, 2012 from the same period in 2011, due to recent branch acquisitions partially offset by a run-off to savings accounts.  Average demand deposit accounts increased $175.9 million, or 18.7%, for the nine months ended September 30, 2012 as compared to the same period in 2011.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $137.4 million at September 30, 2012 compared to $181.6 million at December 31, 2011.  This decrease was due primarily to a decrease in retail repurchase account balances.  Long-term debt was $367.1 million at September 30, 2012, as compared to $370.3 million at December 31, 2011.  For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $576.7 million represented 9.56% of total assets at September 30, 2012, compared with $538.1 million, or 9.61% as of December 31, 2011.  Under previously disclosed stock repurchase plans, the Company purchased 769,568 shares of its common stock during the nine month period ended September 30, 2012, for a total of $15.5 million at an average price of $20.13 per share.  At September 30, 2012, there were 748,013 shares available for repurchase under a previously disclosed repurchase plan, which expires on December 31, 2013.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2012 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	September 30, 2012	December 31, 2011
Tier 1 leverage ratio	8.51%	8.74%
Tier 1 capital ratio	10.82%	11.56%
Total risk-based capital ratio	12.07%	12.81%
Cash dividends as a percentage of net income	48.18%	46.74%
Per common share:
Book value	$17.09	$16.23
Tangible book value	$12.06	$11.70

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2012 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(1.92%)
-100	(1.16%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At September 30, 2012, the Company’s Basic Surplus measurement was 9.7% of total assets or $585 million as compared to the December 31, 2011 Basic Surplus of 11.7% or $654 million, and was above the Company’s minimum of 5% or $301 million set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2012, approximately $30.7 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At September 30, 2012 and December 31, 2011, FHLB advances outstanding totaled $339 million.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $394 million at September 30, 2012 and $323 million at December 31, 2011.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $326 million at September 30, 2012, or used to collateralize other borrowings, such as repurchase agreements.  At September 30, 2012 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $522 million.

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

Item 4.  CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company's disclosure controls and procedures were effective.

There  were  no changes made in the Company's internal control over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

The Bank has been named as a defendant in a purported class action lawsuit arising from its assessment and collection of overdraft fees on its checking account customers. The complaint was filed in the Supreme Court of the State of New York, County of Delaware, on September 12, 2011 and alleges that the Bank engaged in certain unfair practices and failed to make adequate disclosure to customers concerning its overdraft fee assessment practices.  The complaint seeks certification of a class of national checking account holders who have incurred overdraft fees and a subclass of such customers who reside in New York.  In addition, the complaint seeks actual and punitive damages, disgorgement, interest and costs including attorneys' fees.  On May 15, 2012, Acting Supreme Court Judge for Delaware County, New York, John F. Lambert, dismissed in its entirety the plaintiff`s case.  On June 20, 2012, the plaintiffs filed an appeal to the Appellate Division, Third Department.  The Company believes the claims to be without merit and intends to defend the action vigorously.

There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A – RISK FACTORS

Management of the Company urges the reader to understand and consider the following updated risk factor in addition to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012.

The risks presented by acquisitions could adversely affect our financial condition and result of operations.

The business strategy of the Company has included and may continue to include growth through acquisition from time to time.  Any acquisitions, including our recently completed acquisition of Hampshire First and pending acquisition of Alliance, will be accompanied by the risks commonly encountered in acquisitions including, among other things: our ability to realize anticipated cost savings and avoid unanticipated costs relating to the merger, the difficulty of integrating operations and personnel, the potential disruption of our or the acquired company’s ongoing business, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.   These risks may prevent the Company from fully realizing the anticipated benefits of an acquisition or cause the realization of such benefits to take longer than expected.

2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
1/1/12 - 1/31/12	-	$-	-	1,517,581
2/1/12 - 2/29/12	-	-	-	1,517,581
3/1/12 - 3/31/12	-	-	-	1,517,581
4/1/12 - 4/30/12	-	-	-	1,517,581
5/1/12 - 5/31/12	423,026	20.17	423,026	1,094,555
6/1/12 - 6/30/12	346,542	20.08	346,542	748,013
7/1/12 - 7/31/12	-	-	-	748,013
8/1/12 - 8/31/12	-	-	-	748,013
9/1/12 - 9/30/12	-	-	-	748,013
Total	769,568	$20.13	769,568	748,013

1.
Under previously disclosed stock repurchase plans, the Company purchased 769,568 shares of its common stock during the nine month period ended September 30, 2012, for a total of $15.5 million at an average price of $20.13 per share.  At September 30, 2012, there were 748,013 shares available for repurchase under a previously disclosed repurchase plan, which expires on December 31, 2013.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

None

Item 5 – OTHER INFORMATION

None

Item 6 – EXHIBITS

2.1   Agreement and Plan of Merger, dated as of October 7, 2012, by and between NBT Bancorp Inc. and Alliance Financial Corporation (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 9, 2012 and incorporated herein by reference).

3.1   Certificate of Incorporation of NBT Bancorp Inc. as amended through May 2, 2012.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2012.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

2.1   Agreement and Plan of Merger, dated as of October 7, 2012, by and between NBT Bancorp Inc. and Alliance Financial Corporation (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 9, 2012 and incorporated herein by reference).

3.1   Certificate of Incorporation of NBT Bancorp Inc. as amended through May 2, 2012.

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