Form 10-K
period 2012-12-31
NBT BANCORP INC
filed 2013-03-01
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
Stock Purchase Rights Pursuant to Stockholders Rights Plan

Securities registered pursuant to section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Based on the closing price of the registrant’s common stock as of June 30, 2012, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $688,194,085.

The number of shares of common stock outstanding as of February 15, 2013, was 33,795,298.

DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the registrant’s definitive Proxy Statement for its Annual Meeting  of Stockholders to be held on May 7, 2013 are incorporated by reference into  Part  III,  Items  10,  11,  12,  13  and  14  of  this  Form  10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2012

PART I

ITEM 1.	Business

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2012 had assets of $6.0 billion and stockholders’ equity of $582.3 million.  Return on average assets and return on average equity were 0.93% and 9.72%, respectively, for the year ending December 31, 2012.  The Company had net income of $54.6 million or $1.62 per diluted share for 2012 and the fully taxable equivalent (“FTE”) net interest margin was 3.86% for the same year.

The principal assets of the Registrant consist of all of the outstanding shares of common stock of its subsidiaries, including:  NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), Hathaway Agency, Inc., and CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (collectively, the “Trusts”).  The Company’s principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings.

The Company’s business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking and financial services to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts and the greater Burlington, Vermont area.  The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets, primarily loans and investments, and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan losses and noninterest income, such as service charges on deposit accounts, insurance and other financial services fees, trust revenue, and gains/losses on securities sales, bank owned life insurance income, ATM and debit card fees, and retirement plan administration fees as well as noninterest expense, such as salaries and employee benefits, occupancy, equipment, data processing and communications, professional fees and outside services, office supplies and postage, amortization, loan collection and other real estate owned expenses, advertising, FDIC expenses, and other expenses.

Substantially all of the Company’s business activities are with customers located in the United States and are summarized by state below:

	Interest Income	Noninterest Income	Total Revenue
New York	55%	27%	82%
Pennsylvania	7%	4%	11%
New Hampshire	2%	0%	2%
Vermont	3%	0%	3%
Massachusetts	1%	1%	2%
	68%	32%	100%

	Commercial	Consumer	Residential Real Estate	Total Loan Portfolio
New York	35%	30%	10%	75%
Pennsylvania	5%	6%	3%	14%
New Hampshire	4%	0%	1%	5%
Vermont	3%	1%	1%	5%
Massachusetts	0%	1%	0%	1%
	47%	38%	15%	100%

	Secured By		Not Secured
	Real Estate		By Real Estate

New York	55%	(a)	45%
Pennsylvania	69%	(b)	31%
New Hampshire	86%	(c)	14%
Vermont	55%	(d)	45%
Massachusetts	80%	(e)	20%

(a)  Loans secured by real estate primarily in central and upstate New York
(b)  Loans secured by real estate primarily in northeastern Pennsylvania
(c)  Loans secured by real estate primarily in southern New Hampshire
(d)  Loans secured by real estate primarily in the Burlington, Vermont area
(e)  Loans secured by real estate primarily in western Massachusetts

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

On June 8, 2012, the Company acquired all of the outstanding common shares of Hampshire First Bank ("Hampshire First").  The five banking centers operated by Hampshire First located in Manchester, Londonderry, Nashua, Keene and Portsmouth, New Hampshire continue to do business under the Hampshire First name as a division of the Bank.  This business combination is a strategic extension of the Company’s franchise.

On October 7, 2012, the Company and Alliance Financial Corporation (“Alliance”) entered into a definitive agreement and plan of merger pursuant to which Alliance will merge with and into NBT Bancorp, with NBT Bancorp continuing as the surviving corporation.  The agreement also provides for Alliance Bank, National Association, a wholly owned subsidiary of Alliance, to be merged with and into the Bank following completion of the merger.  Alliance, with assets of approximately $1.4 billion at December 31, 2012, is headquartered in Syracuse, New York.  Its primary subsidiary, Alliance Bank, National Association, is a nationally chartered community bank with 26 banking locations in central New York.  The transaction is valued at approximately $233.4 million, to be paid in the form of shares of the Company’s common stock.  Subject to the required approvals of NBT Bancorp and Alliance shareholders, requisite regulatory approvals (which were received in the first quarter of 2013) and other customary closing conditions, the merger is expected to be completed in March 2013.

NBT Bank, N.A.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire and greater Burlington, Vermont market areas.

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

The Bank conducts business through three geographic divisions, NBT Bank, Pennstar Bank, and Hampshire First Bank.  At year end 2012, the NBT Bank division had 95 divisional offices and 115 automated teller machines (ATMs), located primarily in central and upstate New York, the Burlington, Vermont area, and Berkshire County, Massachusetts.  At December 31, 2012, the NBT Bank division had total loans of approximately $3.5 billion, or 81% of total loans, and total deposits of $3.7 billion, or 77% of total deposits.  Revenue for the NBT Bank division totaled $224 million for the year ended December 31, 2012.  At year end 2012, the Pennstar Bank division had 35 divisional offices and 44 ATMs, located primarily in northeastern Pennsylvania.  At December 31, 2012, the Pennstar Bank division had total loans of $587 million, or 14% of total loans, and total deposits of $949 million, or 20% of total deposits. Revenue for the Pennstar Bank division totaled $34 million for the year ended December 31, 2012.  At year end 2012, the Hampshire First Bank division had five divisional offices and four ATMs, located primarily in southern New Hampshire.  At December 31, 2012, the Hampshire First Bank division had total loans of approximately $217 million, or 5% of total loans, and total deposits of $202 million, or 4% of total deposits.  Revenue for the Hampshire First Bank division totaled $7 million for the year ended December 31, 2012.

NBT Financial Services, Inc.

Through NBT Financial Services, the Company operates EPIC Advisors, Inc. (“EPIC”), a retirement plan administrator.  Through EPIC, the Company offers services including retirement plan consulting and recordkeeping services.  EPIC’s headquarters are located in Rochester, New York.

NBT Holdings, Inc.

Through NBT Holdings, the Company operates Mang Insurance Agency, LLC (“Mang”), a full-service insurance agency acquired by the Company on September 1, 2008.  Mang’s headquarters are in Norwich, New York.  Through Mang, the Company offers a full array of insurance products, including personal property and casualty, business liability and commercial insurance, tailored to serve the specific insurance needs of individuals as well as businesses in a range of industries operating in the markets served by the Company.

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

Competition

The financial services industry, including commercial banking, is highly competitive, and we encounter strong competition for deposits, loans and other financial products and services in our market area.  The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.  The Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers.

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

Various in-state market competitors and out-of-state banks continue to enter or have announced plans to enter or expand their presence in the market areas in which the Company currently operates.  With the addition of new banking presences within our market, the Company expects increased competition for loans, deposits, and other financial products and services.

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

The table below summarizes the Bank’s deposits and market share by the twenty-eight counties of New York, Pennsylvania, New Hampshire, Vermont, and Massachusetts in which it had customer facilities as of June 30, 2012.  Market share is based on deposits of all commercial banks, credit unions, savings and loans associations, and savings banks.

County	State	Deposits (in thousands)	Market Share	Market Rank	Number of Branches*	Number of ATMs*
Chenango	NY	$485,750	81.73%	1	11	13
Fulton	NY	372,524	57.99%	1	7	8
Schoharie	NY	188,604	48.54%	1	4	4
Hamilton	NY	34,091	46.88%	2	1	1
Delaware	NY	299,970	32.43%	1	5	5
Montgomery	NY	211,783	32.00%	2	5	5
Otsego	NY	302,772	30.64%	2	9	12
Essex	NY	143,527	25.37%	2	3	6
Susquehanna	PA	144,957	20.75%	2	6	7
Wayne	PA	153,294	11.81%	4	3	4
Broome	NY	258,967	11.45%	3	8	11
Saint Lawrence	NY	125,478	11.19%	3	5	6
Pike	PA	56,976	9.72%	5	2	2
Oneida	NY	288,848	9.52%	6	6	12
Lackawanna	PA	384,710	7.97%	7	15	18
Tioga	NY	32,002	7.88%	6	1	1
Clinton	NY	88,913	7.41%	5	3	2
Herkimer	NY	37,182	6.34%	6	2	1
Franklin	NY	27,082	5.96%	5	1	1
Schenectady	NY	104,883	4.40%	7	2	2
Berkshire	MA	130,493	4.24%	7	5	5
Greene	NY	41,872	4.19%	5	3	3
Saratoga	NY	127,962	3.65%	10	3	4
Monroe	PA	86,385	3.63%	8	5	7
Warren	NY	51,153	3.59%	7	3	3
Cheshire	NH	27,177	2.15%	7	1	0
Luzerne	PA	114,030	1.99%	15	4	6
Hillsborough	NH	167,887	1.54%	7	2	2
Albany	NY	141,956	1.12%	10	4	6
Chittenden	VT	41,032	1.05%	7	3	3
Rensselaer	NY	12,106	0.62%	12	1	1
Rockingham	NH	25,864	0.49%	15	2	2
		$4,710,230			135	163

Deposit market share data is based on the most recent data available (as of June 30, 2012).  Source: SNL Financial LLC

* Branch and ATM data is as of December 31, 2012.

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

The GLB Act and the rules promulgated thereunder require all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), includes many provisions affecting the Company, Bank, and/or their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions. The FACT Act requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The CFPB and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated under the FACT Act, including rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags. The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLB Act and the FACT Act.  The Bank is also subject to data security standards and data breach notice requirements, chiefly those issued by the OCC.

Federal Reserve System Regulation

The Company is subject to capital adequacy guidelines of the FRB. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRB capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2012, the Company’s leverage ratio was 8.54%, its ratio of Tier 1 capital to risk-weighted assets was 11.00%, and its ratio of qualifying total capital to risk-weighted assets was 12.25%. The FRB may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRB has not advised the Company of any special capital requirement applicable to it.

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

Pursuant to Federal Reserve Board regulations and supervisory policies that were largely codified in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), bank holding companies also are expected to serve as a source of financial and managerial strength to their subsidiary depository institutions.  Therefore, to the extent the Bank is in need of capital, the Company could be expected to provide additional capital to the Bank, including, potentially, raising new capital for that purpose.

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

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company.  As of December 31, 2012, the Bank was in compliance with all minimum capital requirements and met the requirements to be considered well-capitalized.  As of that date, the Bank’s leverage ratio was 7.62%, its ratio of Tier 1 capital to risk-weighted assets was 9.83%, and its ratio of qualifying total capital to risk-weighted assets was 11.08%.

Insurance of Deposit Accounts

The Bank is a member of the Deposit Insurance Fund (“DIF”) and deposit accounts at the Bank are insured by the FDIC, generally up to the maximum amount permitted by law. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor per insured institution, retroactive to January 1, 2008.  Under the Dodd-Frank Act, qualifying non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012, but these accounts now return to general deposit insurance limits.

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by institutions to the DIF.  In February 2011, the FDIC issued new rules that took effect April 1, 2011 to change the way the FDIC differentiates risk and sets appropriate assessment rates.

Those rules also redefined the deposit insurance assessment base, as required by the Dodd-Frank Act, from an institution’s domestic deposits to an institution’s average consolidated total assets minus average tangible equity.  FDIC assessment expenses totaled approximately $3.5 million in 2012 as compared with $3.8 million 2011.

In addition to the FDIC deposit insurance, the Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding.  The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation.  The Company incurred approximately $0.3 million in FICO expenses in 2012 and $0.4 million in 2011.

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2012, the Bank’s total brokered deposits were $68.2 million.

Federal Home Loan Bank

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2012.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Act.  This law significantly changed the bank regulatory landscape and impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.

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

The Dodd-Frank Act created the new CFPB with wide-ranging powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. As the Company is below this threshold, the OCC continues to exercise primary examination authority over the Bank with regard to compliance with federal consumer protection laws and regulations.  The Dodd-Frank Act also weakened the federal preemption rules that have been applicable to national banks and federal savings associations, and gave state attorneys general certain powers to enforce rules issued by the CFPB.  Further, pursuant to Federal Reserve regulations mandated by the Dodd-Frank Act, effective October 1, 2011, interchange fees on debit card are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve. Issuers that, together with their affiliates, have less than $10 billion in assets, such as the Company, are exempt from the debit card interchange fee standards.  The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions that are applicable to the Company and the Bank.

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

Basel III Amendments to Capital Adequacy Requirements

The current U.S. federal bank regulatory agencies' risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (“Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that meet under the auspices of the Bank for International Settlements in Basel, Switzerland to develop broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things, introduces as a new capital measure “Common Equity Tier 1”, or “CET1”, specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations.
While the Basel Committee initially called for the implementation of the Basel III final framework to commence January 1, 2013, final rules have not yet been implemented in the United States.

In June 2012, the Federal Banking Agencies issued a notice of proposed rulemaking (“NPR”) to implement Basel III in the United States.  The Basel III NPR closely followed the Basel Committee’s Basel III proposal in most respects.  Although the NPR calls for implementation to begin in 2013, the Federal Banking Agencies have not yet finalized the proposal.  The NPR would initially require banks and bank holding companies to meet the following minimum requirements:

●	3.5% CET1 to risk-weighted assets;

●	4.5% Tier 1 capital to risk-weighted assets; and

●	8.0% Total capital to risk-weighted assets.

Under the Basel III NPR, the minimum capital requirements would, in 2019, increase to the following:

●	4.5% CET1 to risk-weighted assets;

●	6.0% Tier 1 capital to risk-weighted assets; and

●	8.0% Total capital to risk-weighted assets.

The Basel III final framework and the NPR provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

In addition to the Basel III NPR, the Federal Banking Agencies also released an NPR to implement the Basel II Standardized approach in the United States and make it applicable to almost all banking organizations in the United States.  It incorporates aspects of the Basel Committee’s Basel II standardized framework and provides alternatives to credit ratings for the treatment of certain exposures, consistent with the Dodd-Frank Act.  The Standardized Approach NPR would increase the risk sensitivity of the Federal Banking Agencies’ general risk-based capital requirements for determining risk-weighted assets (i.e., the denominator of a banking organization’s risk-based capital ratios) by proposing revised methodologies for determining risk-weighted assets for:

●
Residential mortgage exposures by applying a more risk-sensitive treatment that would risk-weight an exposure based on certain loan characteristics, underwriting standards, and its loan-to-value ratio in a range between 35% and 200%, compared to current classification at 50%;

●	Certain commercial real estate credit facilities that finance the acquisition, development, or construction of real property by assigning a higher 150% risk weight;

●	Exposures that are more than 90 days past due or on nonaccrual (excluding sovereign and residential mortgage exposures) by assigning a higher 150% risk weight;

●
Exposures to foreign sovereigns, foreign banks, and foreign public sector entities by basing the risk weight for each exposure type on the OECD’s country risk classification of the sovereign entity so as to follow Dodd-Frank’s requirement not to use credit ratings; and

●	More favorable capital treatment for derivatives and repo-style transactions cleared through central counterparties.

The Standardized Approach NPR would also generally replace the use of credit ratings for securitization exposures with a formula-based approach under the existing gross up approach, or a new simplified supervisory formula approach (SSFA). The Standardized Approach NPR notes that the SSFA would generally result in relatively higher capital requirements for the more risky junior tranches of securitizations and relatively lower capital requirements for the most senior tranches.  The Standardized Approach NPR would also provide greater recognition of credit risk mitigants, such as collateral and guarantees. For assets with newly eligible guarantees and eligible collateral, this will result in lower capital requirements.  The changes in the Standardized Approach NPR are proposed to take effect January 1, 2015. However, banking organizations may choose to comply with the proposed requirements prior to that date.

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

Consumer Protection Laws

Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule.  The adoption of this regulation by the Bank had a negative impact on the Company’s service charge income of approximately $1.9 million in 2011.

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

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The QM Rule will become effective January 10, 2014.

USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  Under Title III of the USA PATRIOT Act all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. As of December 31, 2012, the Company and the Bank believe they are in compliance with the USA PATRIOT Act and regulations thereunder.

Community Reinvestment Act of 1977

The Bank has a responsibility under the Community Reinvestment Act of 1977 (“CRA”) to help meet the credit needs of its communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Regulators assess the Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company. The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by its regulators as well as other federal regulatory agencies and the Department of Justice. The Bank’s latest CRA rating was “Satisfactory”.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to federal securities laws. SOX applies generally to companies that have securities registered under the Exchange Act, including publicly held bank holding companies such as the Company.  SOX and/or its implementing regulations have, among other things, established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting.  In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Employees

At December 31, 2012, the Company had 1,581 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.  The Company considers its employee relations to be good.

Available Information

The Company’s website is http://www.nbtbancorp.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics and other codes/committee charters. The references to our website do not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

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

The Company’s success depends primarily on the general economic conditions of central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts and Burlington, Vermont and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburg, Glens Falls. and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton, Wilkes-Barre and East Stroudsburg, Berkshire County, Massachusetts, southern New Hampshire and the greater Burlington, Vermont area.  The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

As a lender with the majority of our loans secured by real estate or made to businesses in New York, Pennsylvania, Massachusetts, New Hampshire and Vermont, a downturn in these local economies could cause significant increases in nonperforming loans, which could negatively impact our earnings. Declines in real estate values in our market areas could cause any of our loans to become inadequately collateralized, which would expose us to greater risk of loss. Additionally, a decline in real estate values could adversely impact our portfolio of residential and commercial real estate loans and could result in the decline of originations of such loans, as most of our loans, and the collateral securing our loans, are located in those areas.

Following completion of the Alliance merger, the Company will have more significant operations in central New York and be further subjected to such risks with respect to economic conditions in that area.

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

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the States of New York, Pennsylvania, Massachusetts, New Hampshire and Vermont, and the entire United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2012, approximately 47% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, agricultural, construction and commercial real estate loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

The Company maintains an allowance for loan losses, which is an allowance established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, environmental, and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. These potential increases in the allowance for loan losses would result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Risk Management – Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses.

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

Compliance with the Dodd-Frank Act and other regulatory reforms may increase our costs of operations and adversely impact our earnings and capital ratios

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  The Dodd-Frank Act represented a significant overhaul of many aspects of the regulation of the financial services industry, and has significantly changed the bank regulatory landscape and impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.  It requires bank holding companies with assets greater than $500 million to be subject to minimum leverage and risk-based capital requirements and phases out the ability for bank holding companies to count trust preferred securities issued after May 19, 2010 as Tier 1 capital.  The Company has not issued any trust preferred securities after May 19, 2010.

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

The economic pressure experienced by consumers during the recent fiscal recession and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. In particular, we have seen increases in foreclosures in our markets, increases in expenses such as loan collection and OREO expenses, and a low reinvestment rate environment.  While believe the financial crisis is slowly recovering, but we have not yet hit the bottom in many northeast markets.  Therefore, we do not expect that the challenging conditions in the financial and housing markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions. In particular, we may be affected in one or more of the following ways:

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

The business strategy of the Company has included and may continue to include growth through acquisition from time to time.  Any future acquisitions, including our pending acquisition of Alliance Bank, will be accompanied by the risks commonly encountered in acquisitions.  These risks may include, among other things: our ability to realize anticipated cost savings, the difficulty of integrating operations and personnel, the loss of key employees, the potential disruption of our or the acquired company’s ongoing business in sucha a way that could result in decreased revenues, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.

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

A portion of our loan portfolio at December 31, 2012 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

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

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program.  The carrying value and fair market value of our FHLB of New York common stock was $21.9 million as of December 31, 2012.

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

The Company’s headquarters are located at 52 South Broad Street, Norwich, New York 13815.  The Company operated the following community banking branches and ATMs as of December 31, 2012:

County	Branches	ATMs	County	Branches	ATMs
NBT Bank Division			Pennstar Bank Division

New York			Pennsylvania
Albany County	4	6	Lackawanna County	15	18
Broome County	8	11	Luzerne County	4	6
Chenango County	11	13	Monroe County	5	7
Clinton County	3	2	Pike County	2	2
Delaware County	5	5	Susquehanna County	6	7
Essex County	3	6	Wayne County	3	4
Franklin County	1	1
Fulton County	7	8
Greene County	3	3
Hamilton County	1	1
Herkimer County	2	1
Montgomery County	5	5
Oneida County	6	12
Otsego County	9	12
Rensselaer County	1	1
Saratoga County	3	4
Schenectady County	2	2
Schoharie County	4	4
St. Lawrence County	5	6
Tioga County	1	1
Warren County	3	3

Vermont
Chittenden County	3	3

Massachusetts
Berkshire County	5	5

New Hampshire
Cheshire	1	0
Hillsborough	2	2
Rockingham	2	2

The Company leases 53 of the above listed branches from third parties.  The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations.  All of the above ATMs are owned by the Company.

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

Market Information

The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the Nasdaq Global Select Market under the symbol “NBTB.” The following table sets forth the high and low sales prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2012
1st quarter	$24.10	$20.75	$0.20
2nd quarter	22.50	19.19	0.20
3rd quarter	22.89	19.91	0.20
4th quarter	22.45	18.92	0.20
2011
1st quarter	$24.98	$21.55	$0.20
2nd quarter	23.32	20.62	0.20
3rd quarter	23.25	17.05	0.20
4th quarter	22.63	17.47	0.20

The closing price of the Common Stock on February 15, 2013 was $20.92.

As of February 15, 2013, there were 6,582 shareholders of record of Common Stock.  No unregistered securities were sold by the Company during the year ended December 31, 2012.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the Index for NASDAQ Financial Stocks.  The stock performance graph assumes that $100 was invested on December 31, 2007.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  We calculate each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
NBT Bancorp	$100.00	$126.56	$95.68	$117.56	$111.83	$106.30
NASDAQ Financial Stocks	$100.00	$70.88	$73.31	$83.70	$74.82	$88.10
NASDAQ Composite Index	$100.00	$60.04	$87.23	$103.04	$102.25	$120.35

Source:  Bloomberg, L.P.

Dividends

We depend primarily upon dividends from our subsidiaries for a substantial part of our revenue.  Accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries.  Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions.  Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years.  At December 31, 2012, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $21.3 million to the Company without the prior approval of the OCC.

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

Stock Repurchase

Under previously disclosed stock repurchase plans, the Company purchased 769,568 shares of its common stock during the year ended December 31, 2012, for a total of $15.5 million at an average price of $20.13 per share.  At December 31, 2012, there were 748,013 shares available for repurchase under a previously disclosed repurchase plan, which expires on December 31, 2013.  There were no purchases during the fourth quarter of 2012.

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

	Year ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Interest, fee and dividend income	$239,397	$239,997	$255,738	$273,393	$294,414
Interest expense	35,194	39,721	53,210	76,924	108,368
Net interest income	204,203	200,276	202,528	196,469	186,046
Provision for loan losses	20,269	20,737	29,809	33,392	27,181
Noninterest income excluding securities gains	86,728	80,161	80,614	79,987	70,171
Securities gains, net	599	150	3,274	144	1,535
Noninterest expense	193,887	180,676	178,291	170,566	146,813
Income before income taxes	77,374	79,174	78,316	72,642	83,758
Net income	54,558	57,901	57,404	52,011	58,353

Per common share
Basic earnings	$1.63	$1.72	$1.67	$1.54	$1.81
Diluted earnings	1.62	1.71	1.66	1.53	1.80
Cash dividends paid	0.80	0.80	0.80	0.80	0.80
Book value at year-end	17.24	16.23	15.51	14.69	13.24
Tangible book value at year-end	12.23	11.70	11.67	10.75	9.01
Average diluted common shares outstanding	33,719	33,924	34,509	33,903	32,427

Securities available for sale, at fair value	$1,147,999	$1,244,619	$1,129,368	$1,116,758	$1,119,665
Securities held to maturity, at amortized cost	60,563	70,811	97,310	159,946	140,209
Loans	4,277,616	3,800,203	3,610,006	3,645,398	3,651,911
Allowance for loan losses	69,334	71,334	71,234	66,550	58,564
Assets	6,042,259	5,598,406	5,338,856	5,464,026	5,336,088
Deposits	4,784,349	4,367,149	4,134,352	4,093,046	3,923,258
Borrowings	605,855	627,358	604,730	786,097	914,123
Stockholders’ equity	582,273	538,110	533,572	505,123	431,845

Key ratios
Return on average assets	0.93%	1.06%	1.05%	0.96%	1.11%
Return on average equity	9.72	10.73	10.92	10.90	14.16
Average equity to average assets	9.55	9.90	9.63	8.79	7.83
Net interest margin	3.86	4.09	4.15	4.04	3.95
Dividend payout ratio	49.38	46.78	48.19	52.29	44.44
Tier 1 leverage	8.54	8.74	9.16	8.35	7.17
Tier 1 risk-based capital	11.00	11.56	12.44	11.34	9.75
Total risk-based capital	12.25	12.81	13.70	12.59	11.00

Selected Quarterly Financial Data
	2012				2011
(Dollars in thousands, except share and per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest, fee and dividend income	$60,857	$61,287	$58,647	$58,606	$59,898	$59,784	$60,258	$60,057
Interest expense	8,404	8,680	8,896	9,214	9,399	9,423	10,094	10,805
Net interest income	52,453	52,607	49,751	49,392	50,499	50,361	50,164	49,252
Provision for loan losses	6,940	4,755	4,103	4,471	5,576	5,175	6,021	3,965
Noninterest income excluding net securities gains	21,941	21,601	20,585	22,601	20,078	20,182	19,802	20,099
Net securities gains	21	26	97	455	52	12	59	27
Noninterest expense	48,592	49,431	47,390	48,474	47,412	45,046	43,157	45,061
Net income	13,116	14,535	13,257	13,650	13,722	15,217	14,655	14,307
Basic earnings per share	$0.39	$0.43	$0.40	$0.41	$0.42	$0.46	$0.43	$0.42
Diluted earnings per share	$0.39	$0.43	$0.40	$0.41	$0.41	$0.45	$0.43	$0.41
Annualized net interest margin	3.83%	3.90%	3.82%	3.90%	3.98%	4.14%	4.13%	4.11%
Annualized return on average assets	0.86%	0.97%	0.92%	0.97%	0.97%	1.12%	1.09%	1.08%
Annualized return on average equity	9.01%	10.13%	9.66%	10.12%	10.09%	11.21%	10.86%	10.78%
Average diluted common shares outstanding	33,987	33,961	33,493	33,442	33,239	33,567	34,320	34,650

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of the Company and its wholly owned subsidiaries, the Bank, NBT Financial Services and NBT Holdings during 2012 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2012 presentation.

Critical Accounting Policies

The Company has identified policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, pension accounting, other-than-temporary impairment, provision for income taxes and intangible assets.

Management  of  the  Company  considers  the  accounting  policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty  in  evaluating  the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance may need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provision for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral values were significantly lower, the Company’s allowance for loan policy would also require additional provision for loan losses.

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

Management of the Company considers the accounting policy relating to other-than-temporary impairment to be a critical accounting policy.  Management systematically evaluates certain assets for other-than-temporary declines in fair value, primarily investment securities.  Management considers historical values and current market conditions as a part of the assessment.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to other factors is generally recognized in other comprehensive income, net of applicable taxes.

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

The Company’s policies on the allowance for loan losses, pension accounting, provision for income taxes and intangible assets are disclosed in Note 1 to the consolidated financial statements. A more detailed description of the allowance for loan losses is included in the “Risk Management” section of this Form 10-K.  All significant pension accounting assumptions, income tax assumptions, and intangible asset assumptions and detail are disclosed in Notes 18, 15 and 10, respectively, to the consolidated financial statements. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the fiscal year ended December 31, 2012:

•	Significant strategic expansion during 2012:

▪	Announced the planned acquisition of Alliance Financial Corporation, a $1.4 billion financial holding company headquartered in Syracuse, N.Y., expected to close in early 2013;

▪	Acquired and successfully integrated Hampshire First Bank during the second quarter of 2012; now operating 5 branches in southern New Hampshire; and

▪	Acquired three branches in Greene County, New York in January 2012.

•	Net interest margin for 2012 declined 23 basis points as a result of the continued low rate environment on loans and investments.

•	2012 organic loan growth of 6.8%, offsetting aforementioned margin compression, driven by:

▪	Consumer loan growth of 10.7%; and

▪	Commercial loan growth of 8.7%.

•	Asset quality indicators showed improvement from last year:

▪	Nonperforming loans to total loans was 0.98%, down from 1.09% for last year;

▪	Past due accruing loans to total loans was 0.71%, down from 0.89% for last year; and

▪	Net charge-off ratio was 0.55%, down from 0.56% for last year.

•	Service charges on deposit accounts continued to decrease due primarily to a decrease in overdraft activity.

The Company continued to experience pressure on net interest income in 2012 as low rates continued to have the effect of causing many assets to prepay or to be redeemed. As a result, reinvestment of cash flows in lower yielding assets has been the primary contributor to a decline in interest income in 2012.  The yield on interest earning assets decreased from 4.88% in 2011 to 4.51% in 2012, with drops in the yields on loans and securities available for sale being the primary drivers.  Rates paid on interest bearing liabilities also decreased in the low rate environment, which partially offset the decrease in earning asset yields.  In particular, the decrease in rates paid on money market deposit accounts and time deposits contributed approximately $5.1 million to the decrease in interest expense in 2012 as compared with 2011.  Average interest bearing liabilities increased approximately $237.9 million from 2011 to 2012, with the primary driver being the increase in interest bearing deposits from acquisition activity and organic deposit growth.  The Company also took the following steps in 2012 in an effort to help offset the margin pressure created by the low interest rate environment:

•	Continued the sale of conforming residential real estate mortgages in 2012, taking advantage of favorable interest rate conditions;

•	Increased efforts to grow noninterest income with focus on organic growth of our trust, financial services and insurance businesses; and

•	Continued strategic expansion into New Hampshire with the completed acquisition of Hampshire First Bank and into central New York with the planned acquisition of Alliance.

The Company reported net income of $54.6 million or $1.62 per diluted share for 2012, down 5.8% from net income of $57.9 million or $1.71 per diluted share for 2011.  The provision for loan losses totaled $20.3 million for the year ended December 31, 2012, down $0.5 million, or 2.3%, from $20.7 million for the year ended December 31, 2011.  The decrease in provision is attributable to the ongoing modeling of the required levels of reserves which considers historical charge-offs, loan growth and economic trends. Noninterest income increased $7.0 million, or 8.7%, from 2011 primarily due to an increase in other noninterest income of approximately $6.1 million.  This increase was due in part to a $1.1 million payoff gain on a purchased commercial real estate loan.  In addition, the Company recognized nonrecurring items totaling approximately $1.4 million during 2012 including a prepayment penalty fee related to a loss of a retirement plan client and flood related recoveries.  Further, mortgage banking revenue increased approximately $2.6 million for the year ended December 31, 2012 as compared to the same period in 2011 as the Company sold certain residential mortgages as market conditions warranted.  Noninterest expense for the year ended December 31, 2012 was $193.9 million, up from $180.7 million, or 7.3% for the year ended December 31, 2011.

2013 Outlook

The Company’s 2012 earnings reflected the Company’s continued ability to manage through the existing and near future economic conditions and challenges in the financial services industry, while investing in the Company’s future.  The Company believes effects of the economic crisis still exist and, as a result, there will be certain challenges faced in 2013.  Significant items that may have an impact on 2013 results include:

•
The Company expects that it will experience additional margin compression from the 2012 fourth quarter net interest margin of 3.83%. We expect that payments representing interest and principal on currently outstanding loans and investments will continue to be reinvested at rates that are lower than the rates currently outstanding on those loans and investments.  In addition, deposit and borrowing rates are historically low and there are minimal opportunities for them to be lowered.  Furthermore, the industry as a whole must focus on asset growth to increase interest income, thereby creating general pricing pressure in the entire industry.

•
The Company experienced benefits from expiration of the statute of limitations of prior years’ tax filings and state tax audit settlements in past years.  The Company expects the tax rate to be more normalized in 2013 without those benefits.

•
If asset quality trends continue to show improvement, the Company would eventually expect the level of provisioning to decrease.  However, the economy may have an adverse affect on asset quality indicators, particularly indicators related to loans secured by real estate, which could adversely affect charge-offs, the allowance for loan losses, and the provision for loan losses.

•	The cost of compliance as a result of the Dodd-Frank Act could continue to negatively impact certain fee generating products, which could negatively impact noninterest income and earnings.

•	Competitive pressure on non-maturing deposits could result in an increase in interest expense if interest rates begin to rise.

•	Our ability to integrate the operations and personnel and realize anticipated cost savings of the pending acquisition of Alliance may affect our results of operations in 2013.

The Company’s 2013 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in ITEM 1A. RISK FACTORS.

Asset/Liability Management

The Company attempts to maximize net interest income and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposit products and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company’s asset mix and sources of funds, and the resulting impact on net interest income, on a fully tax equivalent basis, are discussed below.  The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

Table 1. Average Balances and Net Interest Income
	2012			2011			2010
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Short-term interest bearing accounts	$66,207	$179	0.27%	$101,224	$269	0.27%	$137,818	$354	0.26%
Securities available for sale (1)	1,177,969	28,904	2.45%	1,123,215	33,319	2.97%	1,088,376	38,759	3.56%
Securities held to maturity (1)	65,582	3,583	5.46%	81,558	4,350	5.33%	128,727	6,104	4.74%
Investment in FRB and FHLB Banks	28,358	1,378	4.86%	27,089	1,389	5.13%	31,850	1,821	5.72%
Loans (2)	4,053,420	209,370	5.17%	3,677,931	205,318	5.58%	3,629,047	214,258	5.90%
Total interest earning assets	$5,391,536	$243,414	4.51%	$5,011,017	$244,645	4.88%	$5,015,818	$261,296	5.21%
Other assets	483,248			434,924			438,516
Total assets	$5,874,784			$5,445,941			$5,454,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,116,583	$2,054	0.18%	$1,070,003	$3,592	0.34%	$1,092,789	$6,273	0.57%
NOW deposit accounts	709,889	1,854	0.26%	685,542	2,313	0.34%	709,920	2,938	0.41%
Savings deposits	680,092	522	0.08%	602,918	635	0.11%	552,660	797	0.14%
Time deposits	993,117	14,418	1.45%	913,330	16,480	1.80%	985,504	20,346	2.06%
Total interest bearing deposits	$3,499,681	$18,848	0.54%	$3,271,793	$23,020	0.70%	$3,340,873	$30,354	0.91%
Short-term borrowings	165,742	188	0.11%	153,965	205	0.13%	158,280	402	0.25%
Trust preferred debentures	75,422	1,730	2.29%	75,422	2,092	2.77%	75,422	4,140	5.49%
Long-term debt	368,270	14,428	3.92%	370,035	14,404	3.89%	469,509	18,314	3.90%
Total interest bearing liabilities	$4,109,115	$35,194	0.86%	$3,871,215	$39,721	1.03%	$4,044,084	$53,210	1.32%
Demand deposits	1,139,896			966,282			805,594
Other liabilities	64,551			69,063			79,182
Stockholders' equity	561,222			539,381			525,474
Total liabilities and stockholders' equity	$5,874,784			$5,445,941			$5,454,334
Net interest income (FTE)		208,220			204,924			208,086
Interest rate spread			3.65%			3.85%			3.89%
Net interest margin			3.86%			4.09%			4.15%
Taxable equivalent adjustment		4,017			4,648			5,558
Net interest income		$204,203			$200,276			$202,528

1. Securities are shown at average amortized cost.

2. For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding. The interest collected thereon is included in interest income based upon the characteristics of the related loans.

2012 OPERATING RESULTS AS COMPARED TO 2011 OPERATING RESULTS

Net Interest Income

While the rate paid on interest bearing liabilities decreased 17 basis points, the yield on interest earning assets declined 37 basis points compared to the same period for 2011, resulting in margin compression for the year ended December 31, 2012.  The yield on securities available for sale was 2.45% for the year ended December 31, 2012, compared with 2.97% for the year ended December 31, 2011. This decrease was due primarily to the reinvestment of cash flows from maturing securities and cash received from branch acquisitions in 2011 and the first quarter of 2012 into lower yielding securities in the current rate environment. The average balance of securities available for sale for the year ended December 31, 2012 was $1.2 billion, up approximately $54.8 million, or 4.9%, from the year ended December 31, 2011. This increase was due primarily to reinvestment of cash flows from held to maturity securities into available for sale securities, and investment of liquidity from branch acquisition activity and deposit growth. The yield on loans was 5.17% for the year ended December 31, 2012, compared with 5.58% for the year ended December 31, 2011. The average balance of loans for the year ended December 31, 2012 was $4.1 billion, up approximately $375.5 million (including approximately $124.3 million from acquisitions), or 10.2%, from the year ended December 31, 2011.  The reduction in yields on earning assets was partially offset by a reduction in rates paid on interest bearing liabilities.  The rate on time deposits was 1.45% for the year ended December 31, 2012, compared with 1.80% for the year ended December 31, 2011.  The rate on money market deposit accounts was 0.18% for the year ended December 31, 2012, compared with 0.34% for the year ended December 31, 2011.   The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in  volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest  income.  The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Table 2. Analysis of Changes in Taxable Equivalent Net Interest Income
	Increase (Decrease)			Increase (Decrease)
	2012 over 2011			2011 over 2010
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$(95)	$5	$(90)	$(97)	$12	$(85)
Securities available for sale	1,562	(5,977)	(4,415)	1,207	(6,647)	(5,440)
Securities held to maturity	(871)	104	(767)	(2,445)	691	(1,754)
Investment in FRB and FHLB Banks	63	(74)	(11)	(256)	(176)	(432)
Loans	20,057	(16,005)	4,052	2,855	(11,795)	(8,940)
Total interest income	20,716	(21,947)	(1,231)	1,264	(17,915)	(16,651)
Money market deposit accounts	150	(1,688)	(1,538)	(128)	(2,553)	(2,681)
NOW deposit accounts	80	(539)	(459)	(98)	(527)	(625)
Savings deposits	74	(187)	(113)	68	(230)	(162)
Time deposits	1,353	(3,415)	(2,062)	(1,421)	(2,445)	(3,866)
Short-term borrowings	15	(32)	(17)	(11)	(186)	(197)
Trust preferred debentures	-	(362)	(362)	-	(2,048)	(2,048)
Long-term debt	(69)	93	24	(3,872)	(38)	(3,910)
Total interest expense	1,603	(6,130)	(4,527)	(5,462)	(8,027)	(13,489)
Change in FTE net interest income	$19,113	$(15,817)	$3,296	$6,726	$(9,888)	$(3,162)

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $375.5 million, or 10.2%, from 2011 to 2012.  The yield on average loans decreased from 5.58% in 2011 to 5.17% in 2012, as loan rates declined due to the historically low rate environment in 2012.  Interest income from loans on a FTE basis increased 1.97%, from $205.3 million in 2011 to $209.4 million in 2012.  This increase was due to the increase in average loan balances noted above, and was partially offset by the decrease in yields.

Total loans increased $477.4 million, or 12.6% (6.8% organic growth) from December 31, 2011 to December 31, 2012.  In June 2012, the Company acquired Hampshire First Bank in New Hampshire, including approximately $219 million in loans, which contributed to this loan growth.  Commercial loans increased $83.5 million, or 13.7%, from $611.3 million at December 31, 2011 to $694.8 million at December 31, 2012, due to strong originations in 2012, particularly in our upstate New York markets and Vermont, as well as approximately $29.9 million acquired from the aforementioned acquisition.  Commercial real estate loans increased $183.9 million, or 20.7%, from $888.9 million at December 31, 2011 to $1.1 billion at December 31, 2012, in large part due to strong originations in our upstate New York markets as well as originations from new markets, particularly Vermont.  The Company also acquired approximately $149.8 million in commercial real estate loans from the aforementioned acquisition.  Real estate construction and development loans increased $29.1 million from $94.0 million at December 31, 2011 to $123.1 million at December 31, 2012 due to the addition of a few large, commercial development loans during 2012 primarily from existing customers within our footprint.  Residential real estate loans increased $69.6 million (including approximately $32.7 million from the aforementioned acquisition), from $581.5 million at December 31, 2011 to $651.1 million at December 31, 2012.  The Company sold more fixed rate mortgages during 2012 than 2011 as market conditions in 2011 were not as favorable for such sales.  Consumer loans increased $101.4 million from $946.5 million at December 31, 2011 to $1.0 billion at December 31, 2012 in large part due to strong originations in our upstate New York markets as well as originations from new markets.  Home equity loans increased modestly in 2012.

The  following  table  reflects  the  loan  portfolio  by major categories  as  of  December  31  for  the  years  indicated:

Table 3. Composition of Loan Portfolio
	December 31,
(In thousands)	2012	2011	2010	2009	2008
Residential real estate mortgages	$651,107	$581,511	$548,394	$618,334	$722,723
Commercial	694,799	611,298	577,731	571,107	572,059
Commercial real estate	1,072,807	888,879	844,458	739,395	669,720
Real estate construction and development	123,078	93,977	45,444	67,168	67,859
Agricultural and agricultural real estate	112,687	108,423	112,738	122,466	113,566
Consumer	1,047,856	946,470	905,563	923,343	878,381
Home equity	575,282	569,645	575,678	603,585	627,603
Total loans	$4,277,616	$3,800,203	$3,610,006	$3,645,398	$3,651,911

Residential real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural categories, including commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small and medium-sized entities.  Consumer loans consist primarily of indirect installment credit to individuals, of which approximately 73% is secured by automobiles and other personal property including marine, recreational vehicles and manufactured housing.  Consumer loans also consist of direct installment loans to individuals secured by similar collateral.  Indirect installment loans represent $939.2 million of total consumer loans at December 31, 2012, or 89.6%.  Installment credit for automobiles accounts for approximately 70% of total consumer loans.  Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures.  Real estate construction and development loans include commercial construction and development and residential construction loans. Commercial construction loans are for small and medium sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

Risks associated with the commercial real estate portfolio include the ability of borrowers to pay interest and principal during the loan’s term, as well as the ability of the borrowers to refinance at the end of the loan term.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, summarizes the maturities of the commercial and agricultural and real estate construction and development loan portfolios and the sensitivity of those loans to interest rate fluctuations at December 31, 2012.  Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Table 4. Maturities and Sensitivities of Certain Loans to Changes in Interest Rates
	Remaining maturity at December 31, 2012
(In thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total
Floating/adjustable rate
Commercial, commercial real estate, agricultural, and agricultural real estate	$399,415	$256,599	$613,602	$1,269,616
Real estate construction and development	37,146	29,632	14,155	80,933
Total floating rate loans	436,561	286,231	627,757	1,350,549

Fixed rate
Commercial, commercial real estate, agricultural, and agricultural real estate	59,547	303,369	247,761	610,677
Real estate construction and development	15,581	12,345	14,219	42,145
Total fixed rate loans	75,128	315,714	261,980	652,822
Total	$511,689	$601,945	$889,737	$2,003,371

Securities and Corresponding Interest and Dividend Income

The average balance of the amortized cost for securities available for sale increased $54.8 million, or 4.9%, from 2011 to 2012.  The yield on average securities available for sale was 2.45% for 2012 compared to 2.97% in 2011.

The average balance of securities held to maturity decreased from $81.6 million in 2011 to $65.6 million in 2012. At December 31, 2012, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity increased from 5.33% in 2011 to 5.46% in 2012.
The average balance of FRB and FHLB stock increased to $28.4 million in 2012 from $27.1 million in 2011 due in large part to the aforementioned acquisition of Hampshire First.  The yield from investments in FRB and FHLB banks decreased from 5.13% in 2011 to 4.86% in 2012.

Table 5. Securities Portfolio
	As of December 31,
	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
U.S. Treasury	$63,668	$64,425	$81,006	$82,234	$91,338	$91,280
Federal Agency	281,398	282,814	254,983	255,846	350,641	349,750
State & Municipal	82,675	86,802	99,176	104,789	113,821	114,937
Mortgage-backed	237,461	250,281	310,767	325,396	233,861	244,808
Collateralized mortgage obligations	443,972	449,723	459,067	465,474	293,565	297,888
Corporate	-	-	-	-	20,005	20,489
Other securities	11,210	13,954	8,935	10,880	8,059	10,216
Total securities available for sale	$1,120,384	$1,147,999	$1,213,934	$1,244,619	$1,111,290	$1,129,368

Securities held to maturity
Mortgage-backed	$1,168	$1,352	$1,447	$1,660	$1,719	$1,919
State & Municipal	59,395	60,183	69,364	70,538	95,591	96,840
Total securities held to maturity	$60,563	$61,535	$70,811	$72,198	$97,310	$98,759

In the available for sale category at December 31, 2012, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $221.1 million and a fair value of $232.3 million and U.S. Government Agency securities with an amortized cost of $16.4 million and a fair value of $18.0 million; collateralized mortgage obligations (“CMOs”) were comprised of GSEs with an amortized cost of $399.2 million and a fair value of $403.6 million and US Government Agency securities with an amortized cost of $44.8 million and a fair value of $46.2 million. At December 31, 2012, all of the mortgaged-backed securities held to maturity were comprised of U.S. Government Agency securities.

Our mortgage backed securities, U.S. agency notes, and CMOs are all “prime/conforming” and are guaranteed by Fannie Mae, Freddie Mac, the FHLB, the Federal Farm Credit Banks, or Ginnie Mae (“GNMA”).  GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government.  Currently, there are no securities backed by subprime mortgages in our investment portfolio.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2012:

(In thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
Debt securities classified as available for sale
Within one year	$26,678	$26,788	1.83%
From one to five years	193,142	195,953	1.69%
From five to ten years	311,575	319,229	2.53%
After ten years	577,779	592,075	2.33%
Total	$1,109,174	$1,134,045
Debt securities classified as held to maturity
Within one year	$25,184	$25,258	2.76%
From one to five years	27,413	28,118	3.79%
From five to ten years	5,425	5,434	4.54%
After ten years	2,541	2,725	5.05%
Total	$60,563	$61,535

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities increased $237.9 million from 2011, totaling $4.1 billion in 2012.  The rate paid on interest-bearing liabilities decreased from 1.03% in 2011 to 0.86% in 2012.  This decrease in rates, offset by an increase in average balances, caused a decrease in interest expense of $4.5 million, or 11.4%, from $39.7 million in 2011 to $35.2 million in 2012.

Deposits

Average interest bearing deposits increased $227.9 million, or 7.0%, from 2011 to 2012, due primarily to the acquisition of Hampshire First in June 2012. Average time deposits increased $79.8 million, or 8.7%, during 2012 as compared to 2011. Average money market deposits increased $46.6 million or 4.4% during 2012 when compared to 2011. Average NOW accounts increased $24.3 million or 3.6% during 2012 as compared to 2011. The average balance of savings accounts increased $77.2 million or 12.8% during 2012 when compared to 2011. The average balance of demand deposits increased $173.6 million, or 18.0%, from $966.3 million in 2011 to $1.1 billion in 2012. This growth in demand deposits was driven principally by increases in accounts from retail, municipal, and commercial customers spurred by strategic expansion into new markets.

The rate paid on average interest-bearing deposits decreased from 0.70% during 2011 to 0.54% in 2012. The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money market accounts and time deposits, which are sensitive to interest rate changes. The pricing decreases for these products resulted from the FRB maintaining a historic low Fed Funds target rate as well as an overall decrease in all interest rates. The rate paid for money market deposit accounts decreased from 0.34% during 2011 to 0.18% during 2012. The rate paid for NOW accounts decreased from 0.34% during 2011 to 0.26% during 2012. The rate paid for savings deposits decreased from 0.11% in 2011 to 0.08% in 2012 and the rate paid on time deposits decreased from 1.80% during 2011 to 1.45% during 2012.
The following table presents the maturity distribution of time deposits of $100,000 or more at December 31:

Table 6. Maturity Distribution of Time Deposits of $100,000 or More
	December 31,
(In thousands)	2012	2011
Within three months	$69,205	$45,242
After three but within twelve months	96,644	85,465
After one but within three years	153,453	148,653
Over three years	33,027	26,338
Total	$352,329	$305,698

Borrowings

Average short-term borrowings increased slightly to $165.7 million in 2012 from $154.0 million in 2011.  The average rate paid on short-term borrowings decreased from 0.13% in 2011 to 0.11% in 2012, which was primarily driven by the FRB maintaining a historic low Fed Funds target rate of 0.25% (which directly impacts short-term borrowing rates).  Average long-term debt decreased from $370.0 million in 2011 to $368.3 million in 2012.

The average balance of trust preferred debentures remained at $75.4 million in 2012 compared to 2011.  The average rate paid for trust preferred debentures in 2012 was 2.29%, down from 2.77% in 2011. The decrease in rate on the trust preferred debentures is due primarily to the reset of interest rate terms in two trust preferred debentures to variable rate from fixed rate.  The third trust preferred debenture reset to a variable rate in a prior year and therefore, all associated interest expense on trust preferred debentures is now at a variable rate.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and  access  to  brokered  deposits  available  for  short-term  financing  of approximately $1.3 billion and  $1.1 billion  at December 31, 2012 and 2011, respectively.  Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control.  Long-term  debt,  which  is  comprised primarily of FHLB advances, are collateralized  by  the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket  lien  on  its  residential  real  estate  mortgage  loans.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2012	2011	2010
Insurance and other financial services revenue	$22,387	$20,843	$18,867
Service charges on deposit accounts	18,225	21,464	24,041
ATM and debit card fees	12,358	11,642	10,035
Retirement plan administration fees	10,097	8,918	10,356
Trust	9,172	8,864	7,722
Bank owned life insurance income	3,077	3,085	3,316
Net securities gains	599	150	3,274
Other	11,412	5,345	6,277
Total noninterest income	$87,327	$80,311	$83,888

Noninterest income for the year ended December 31, 2012 was $87.3 million, up 8.7% or $7.0 million, compared with $80.3 million for the same period in 2011, primarily due to an increase in other noninterest income.  Insurance and other financial services revenue increased approximately $1.5 million for the year ended December 31, 2012, compared to the year ended December 31, 2011.  This increase was due primarily to the acquisition of an insurance agency in 2011 as well as organic growth in commercial product lines.  Retirement plan administration fees increased approximately $1.2 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, due primarily to an increase in customer base.  ATM and debit card fees increased approximately $0.7 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, due primarily to an increase in card usage and customer base.  Other noninterest income increased approximately $6.1 million for the year ended December 31, 2012 as compared to December 31, 2011. This increase was due in part to a $1.1 million payoff gain on a purchased commercial real estate loan.  In addition, the Company recognized nonrecurring items totaling approximately $1.4 million during 2012 including a prepayment penalty fee related to a previously disclosed loss of a retirement plan client and flood related recoveries.  Further, mortgage banking revenue increased approximately $2.6 million for the year ended December 31, 2012 as compared to the same period in 2011, as the Company sold certain residential mortgages as market conditions warranted.  The Company sold approximately $65.2 million residential mortgages during 2012, as compared to sales of approximately $13.5 million during 2011, while also experiencing more favorable gains during 2012.  The Company also realized net securities gains of approximately $0.6 million during the year ended December 31, 2012, as compared to $0.2 million for the same period in 2011.  These increases were partially offset by a decrease in service charges on deposit accounts of approximately $3.2 million, or 15.1%, for the year ended December 31, 2012, compared with the same period in 2011 primarily due to a decrease in overdraft fee income.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2012	2011	2010
Salaries and employee benefits	$104,815	$99,212	$93,718
Occupancy	17,415	16,363	15,350
Data processing and communications	13,437	12,271	12,347
Professional fees and outside services	10,463	8,921	9,032
Equipment	9,627	8,864	8,317
Office supplies and postage	6,489	6,073	6,102
FDIC expenses	3,832	4,267	6,081
Advertising	2,889	3,460	3,487
Amortization of intangible assets	3,394	3,046	3,072
Loan collection and other real estate owned	2,560	2,631	3,036
Merger expenses	2,608	804	-
Prepayment penalty on long-term debt	-	-	4,526
Other	16,358	14,764	13,223
Total noninterest expense	$193,887	$180,676	$178,291

Noninterest expense for the year ended December 31, 2012 was $193.9 million, up $13.2 million or 7.3%, for the same period in 2011, primarily due to an increase in employee salaries and benefits, professional fees, and acquisition expenses. Salaries and employee benefits increased $5.6 million, or 5.6%, for the year ended December 31, 2012, compared with the same period in 2011. This increase was due primarily to increases in full-time-equivalent employees from acquisitions, merit increases, and increased pension expense.  Professional fees and outside services increased $1.5 million, or 17.3%, for the year ended December 31, 2012 as compared to 2011.  Data processing and communications, occupancy, and equipment expenses increased approximately $3.0 million collectively, or 7.9%, for the year ended December 31, 2012 as compared to 2011, due primarily to increased activity from recent expansion into new markets.  The Company incurred approximately $2.6 million in merger related expenses for the year ended December 31, 2012, as compared to $0.8 million for the same period in 2011.  These increases were partially offset by a decrease in Federal Deposit Insurance Corporation (“FDIC”) expenses of approximately $0.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was due to the FDIC redefining the deposit insurance assessment base effective the second quarter of 2011.  In addition, advertising expenses were down approximately $0.6 million in 2012 as compared with 2011 due in large part to expense reduction initiatives.

Income Taxes

Income tax expense for the year ended December 31, 2012 was $22.8 million, up from $21.3 million for the same period in 2011.  The effective tax rate was 29.5% for the year ended December 31, 2012, compared to 26.9% for the same period in 2011.  The relatively low effective tax rate in 2011 was driven primarily by a reduction in tax expense as a result of the settlement of a New York State tax audit during the fourth quarter of 2011.

The income tax expense on the Company’s income was different than the income tax expense at the Federal statutory rate of 35% due primarily to tax exempt income and, to a lesser extent, the effect of state income taxes and Federal low income housing tax credits.

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

Table 7. Nonperforming Assets
	As of December 31,
(Dollars in thousands)	2012	%	2011	%	2010	%	2009	%	2008	%
Nonaccrual loans
Commercial and agricultural loans and real estate	$20,923	53%	$17,506	46%	$24,402	57%	$25,521	66%	$15,891	66%
Real estate mortgages	8,083	20%	8,090	21%	8,338	20%	6,140	16%	3,803	16%
Consumer	8,440	21%	8,724	23%	8,765	21%	6,249	16%	3,468	14%
Troubled debt restructured loans	2,230	6%	3,970	10%	962	2%	836	2%	1,029	4%
Total nonaccrual loans	39,676	100%	38,290	100%	42,467	100%	38,746	100%	24,191	100%

Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	148	6%	50	2%	94	4%	59	2%	12	1%
Real estate mortgages	330	13%	763	24%	919	40%	602	24%	770	33%
Consumer	1,970	81%	2,377	74%	1,312	56%	1,865	74%	1,523	66%
Total loans 90 days or more past due and still accruing	2,448	100%	3,190	100%	2,325	100%	2,526	100%	2,305	100%

Total nonperforming loans	42,124		41,480		44,792		41,272		26,496
Other real estate owned	2,276		2,160		901		2,358		665
Total nonperforming assets	$44,400		$43,640		$45,693		$43,630		$27,161

Total nonperforming loans to loans	0.98%		1.09%		1.24%		1.13%		0.73%
Total nonperforming assets to total assets	0.73%		0.78%		0.86%		0.80%		0.51%
Total allowance for loan losses to nonperforming loans	164.60%		171.97%		159.03%		161.25%		221.03%

Total nonperforming assets were $44.4 million at December 31, 2012, compared to $43.6 million at December 31, 2011. Nonperforming loans at December 31, 2012 were $42.1 million or 0.98% of total loans compared with $41.5 million or 1.09% at December 31, 2011. The Company recorded a provision for loan losses of $20.3 million for the year ended December 31, 2012 compared with $20.7 million for the year ended December 31, 2011. Net charge-offs to average loans for the year ended December 31, 2012 were 0.55%, compared with 0.56% for the year ended December 31, 2011. The allowance for loan losses was 164.60% of non-performing loans at December 31, 2012 as compared to 171.97% at December 31, 2011.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, agricultural real estate loans and business banking loans, as well as certain consumer and residential real estate mortgage loans that have been modified in a troubled debt restructuring (“TDR”), increased to $26.0 million at December 31, 2012 as compared to $22.4 million at December 31, 2011. At December 31, 2012, $8.4 million of the total impaired loans had a specific reserve allocation of $2.8 million compared to $0.5 million of impaired loans at December 31, 2011 which had a specific reserve allocation of $0.2 million.

Nonaccruing TDRs decreased from approximately $4.0 million at December 31, 2011 to approximately $2.2 million at December 31, 2012, due primarily several large commercial and agricultural credits returning to accrual status during 2012.

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

After a thorough consideration of the factors discussed above, any required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.

Total net charge-offs for 2012 were $22.3 million as compared with $20.6 million for 2011.  Net charge-offs to average loans was 0.55% for 2012 as compared with 0.56% for 2011.  Gross charge-offs increased to $26.5 million for 2012 from $24.5 million for 2011.  Recoveries increased from $3.9 million for the year ended December 31, 2011 to $4.2 million for the year ended December 31, 2012.

Table 8. Allowance for Loan Losses
(Dollars in thousands)	2012	2011	2010	2009	2008
Balance at January 1	$71,334	$71,234	$66,550	$58,564	$54,183
Loans charged-off
Commercial and agricultural	8,750	8,971	12,969	11,500	14,464
Residential real estate mortgages	1,906	1,310	1,176	705	543
Consumer*	15,848	14,207	15,692	17,609	11,985
Total loans charged-off	26,504	24,488	29,837	29,814	26,992
Recoveries
Commercial and agricultural	1,641	1,438	1,922	1,508	1,411
Residential real estate mortgages	38	6	43	133	68
Consumer*	2,556	2,407	2,747	2,767	2,713
Total recoveries	4,235	3,851	4,712	4,408	4,192
Net loans charged-off	22,269	20,637	25,125	25,406	22,800

Provision for loan losses	20,269	20,737	29,809	33,392	27,181
Balance at December 31	$69,334	$71,334	$71,234	$66,550	$58,564
Allowance for loan losses to loans outstanding at end of year	1.62%	1.88%	1.97%	1.83%	1.60%
Net charge-offs to average loans outstanding	0.55%	0.56%	0.69%	0.70%	0.64%

* Consumer charge-off and recoveries include consumer and home equity.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $79.6 million in potential problem loans at December 31, 2012 as compared to $96.9 million at December 31, 2011. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future.  Potential problem loans are classified by the Company’s loan rating system as “substandard.” At December 31, 2012, there were 17 potential problem loans that equaled or exceeded $1.0 million, totaling $41.1 million in aggregate, compared to 24 potential problem loans exceeding $1.0 million, totaling $59.8 million at December 31, 2011. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  To mitigate this risk, the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry, and originates loans primarily within its footprint.

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
Table 9. Allocation of the Allowance for Loan Losses
	December 31,
	2012		2011		2010		2009		2008
		Category		Category		Category		Category		Category
		Percent of		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	of Loans
Commercial and agricultural	$35,624	47%	$38,831	45%	$40,101	44%	$36,599	41%	$33,231	39%
Real estate mortgages	6,252	15%	6,249	15%	4,627	15%	3,002	17%	3,143	20%
Consumer	27,162	38%	26,049	40%	26,126	41%	26,664	42%	21,908	41%
Unallocated	296	0%	205	0%	380	0%	285	0%	282	0%
Total	$69,334	100%	$71,334	100%	$71,234	100%	$66,550	100%	$58,564	100%

The Company’s accounting policy relating to the allowance for loan losses requires a review of each significant loan type within the loan portfolio, considering asset quality trends for each type, including, but not limited to, delinquencies, nonaccruals, historical charge-off experience, and specific economic factors (e.g. milk prices are considered when reviewing agricultural loans).  Based on this review, management believes the reserve allocations are adequate to address any trends in asset quality indicators.  As a result of the general improvement and stabilization of asset quality indicators in 2012, as well as the aforementioned review of the loan portfolio, the allowance to loan losses decreased and the allowance for loan losses as a percentage of total loans decreased from 1.88% as of December 31, 2011 to 1.62% as of December 31, 2012.  Excluding approximately $219.6 million of acquired loans as of December 31, 2012, the allowance for loan losses as a percentage of total loans was 1.72% at December 31, 2012.  These acquired loans were recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan losses.  Generally, the fair value discount represents expected credit losses, net of market interest rate adjustments.  The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method.

At December 31, 2012, approximately 59% of the Company’s loans were secured by real estate located in central and northern New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire and the Burlington, Vermont area.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that the Company has ever actively pursued. The market does not apply a uniform definition of what constitutes “subprime” lending. Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies (the “Agencies”), on June 29, 2007, which further referenced the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001. In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The Agencies recognize that many prime loan portfolios will contain such accounts. The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena. According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a FICO score of 660 or below. Based upon the definition and exclusions described above, the Company is a prime lender. Within the loan portfolio, there are loans that, at the time of origination, had FICO scores of 660 or below. However, since the Company is a portfolio lender, it reviews all data contained in borrower credit reports and does not base underwriting decisions solely on FICO scores. We believe the aforementioned loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2012, the Company’s Basic Surplus measurement was 9.0% of total assets, or $540 million, which was above the Company’s minimum of 5% (calculated at $302 million of period end total assets at December 31, 2012) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet.  Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At December 31, 2012, the Company considered its Basic Surplus position to be strong.  However, certain events may adversely impact the Company’s liquidity position in 2013.  Improvement in the economy may increase demand for equity related products or increase competitive pressure on deposit pricing, which, in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2013.  These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures was $1.1 billion at December 31, 2012.  In addition, the Bank has enhanced its “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans.  At December 31, 2012, the Bank had the capacity to borrow $539 million from this program.

At December 31, 2012 and 2011, FHLB advances outstanding totaled $339.4 million and $342.8 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $418 million at December 31, 2012 and $323 million at December 31, 2011. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $282 million at December 31, 2012 or used to collateralize other borrowings, such as repurchase agreements.

At December 31, 2012, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $89.1 million in 2012 and $83.8 million in 2011. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization, and cash flows generated through changes in other assets and liabilities.

Net cash flows used by investing activities totaled $127.1 million and $175.5 million in 2012 and 2011, respectively. Critical elements of investing activities are loan and investment securities transactions. The change in cash flows from investing activities was due primarily to the decrease in available for sale securities purchases, which totaled $483.9 million in 2012 as compared with $648.0 million in 2011.  This was partially offset by a net increase in loans of approximately $277.7 million during 2012 as compared with $172.9 million in 2011.

Net cash flows provided by financing activities totaled $72.3 million in 2012 and net cash flows used in financing activities totaled $52.3 million in 2011. The critical elements of financing activities are proceeds from deposits, borrowings, and stock issuances.  In addition, financing activities are impacted by dividends and treasury stock transactions.

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements, operating leases, and other obligations at December 31, 2012 are as follows:

Contractual Obligations
(In thousands)
	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations	$119,502	$2,610	$250	$70,000	$100,000	$75,130	$367,492
Trust preferred debentures	-	-	-	-	-	75,422	75,422
Operating lease obligations	5,727	5,453	4,714	4,309	4,063	28,314	52,580
Retirement plan obligations	5,462	5,467	5,519	8,009	6,192	30,491	61,140
Lease obligations	161	161	161	105	30	-	618
Data processing commitments	8,436	7,677	7,546	2,907	2,064	-	28,629
Total contractual obligations	$139,288	$21,368	$18,190	$85,330	$112,349	$209,357	$585,881

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2012 and 2011, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $841.7 million and $764.9 million, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit. The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2012 and 2011, outstanding stand-by letters of credit were approximately $37.5 million and $26.8 million, respectively. The fair value of the Company’s stand-by letters of credit at December 31, 2012 and 2011 was not significant. The following table sets forth the commitment expiration period for stand-by letters of credit at December 31, 2012:
Commitment Expiration of Standby Letters of Credit
Within one year	$23,250
After one but within three years	12,868
After three but within five years	873
After five years	519
Total	$37,510

Interest Rate Swaps

Beginning in June 2012 with the acquisition of Hampshire First Bank, the Bank offers interest rate swap agreements to its customers.  These agreements allow the Bank’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement.  Simultaneous with the execution of such an agreement with a customer, the Bank enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Bank to continue to receive the historical variable rate under the loan agreement with the customer.  The agreement with the third party is not a hedge contract therefore changes in fair value are recorded through earnings.  Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet.  Gains and losses are recorded as other noninterest income.  The Bank is not subject to any fee or penalty should the customer elect to terminate the interest rate swap agreement prior to maturity.  The Bank is exposed to credit loss equal to the fair value of the derivatives (not the notional amount of the derivatives) in the event of nonperformance by the counterparty to the interest rate swap agreements.  Additionally, the Bank receives a fee from the customer that is recognized when the Bank has fulfilled its obligations under each agreement, which is generally upon execution of the agreement with the Bank’s customer.  Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Bank is limited to the fees it receives from the customer.  The Bank recognized minimal fee income in 2012.  At December 31, 2012, the Bank maintained a $2.0 million deposit with the counterparty to collateralize the swap agreements.

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $308.1 million and $301.9 million at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the Company had approximately $1.2 million of mortgage servicing rights. At December 31, 2012 and 2011, the Company serviced $13.7 million and $16.2 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans, no reserve is considered necessary at December 31, 2012 and 2011.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2012, approximately $21.3 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

Stock Repurchase Plan

Under previously disclosed stock repurchase plans, the Company purchased 769,568 shares of its common stock during the year ended December 31, 2012, for a total of $15.5 million at an average price of $20.13 per share.  At December 31, 2012, there were 748,013 shares available for repurchase under a previously disclosed repurchase plan, which expires on December 31, 2013.

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

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $48.9 million, or 1.3%, from 2010 to 2011.  The yield on average loans decreased from 5.90% in 2010 to 5.58% in 2011, as loan rates declined due to the historically low rate environment in 2011.  Interest income from loans on a FTE basis decreased 4.2%, from $214.3 million in 2010 to $205.3 million in 2011.  This decrease was due to the decrease in yield as noted above, and was partially offset by the increase in average loan balances.

Total loans increased $190.2 million, or 5.3% (4.1% organic growth) from December 31, 2010 to December 31, 2011.  In October 2011, the Company acquired four branches in Berkshire County, Massachusetts, including approximately $39.9 million in loans, which contributed to this loan growth.  Commercial loans increased $33.6 million, or 5.8%, from $577.7 million at December 31, 2010 to $611.3 million at December 31, 2011, due to strong originations in 2011, particularly in our upstate New York markets and Vermont, as well as approximately $3.8 million acquired from the aforementioned branch acquisitions.  Commercial real estate loans increased $44.4 million, or 5.3%, from $844.5 million at December 31, 2010 to $888.9 million at December 31, 2011, in large part due to strong originations in our upstate New York markets as well as originations from new markets.  The Company also acquired approximately $14.5 million in commercial real estate loans from the aforementioned branch acquisitions.  Real estate construction and development loans increased $48.6 million from $45.4 million at December 31, 2010 to $94.0 million at December 31, 2011 due to the addition of a few large, commercial development loans during 2011 primarily from existing customers within our footprint.  Residential real estate loans increased $33.1 million, or 6.0%, from $548.4 million at December 31, 2010 to $581.5 million at December 31, 2011.  The Company sold more fixed rate mortgages during 2010 than 2011 as market conditions in 2011 were not as favorable for such sales.  Consumer loans increased $40.9 million or 4.5% from $905.6 million at December 31, 2010 to $946.5 million at December 31, 2011 in large part due to strong originations in our upstate New York markets as well as originations from new markets.  Despite the acquisition of approximately $20.8 million in home equity loans as part of the aforementioned acquisitions, home equity loans decreased by $6.0 million, or 1.0%, from December 31, 2010 to December 31, 2011.  While originations were up in 2011 over 2010, the low rate environment contributed to consumers paying off or refinancing their home equity loans with lower rate products such as traditional mortgages.

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

The average balance of FRB and FHLB stock decreased to $27.1 million in 2011 from $31.9 million in 2010 due to a decrease in FHLB borrowings.  The yield from investments in FRB and FHLB Banks decreased from 5.72% in 2010 to 5.13% in 2011.

Deposits

Average interest bearing deposits decreased $69.1 million, or 2.1%, from 2010 to 2011.  Average time deposits decreased $72.2 million or 7.3% during 2011 as compared to 2010.  The decrease in average time deposits resulted primarily from decreases in brokered and retail certificates of deposite due to lower interest rates.  Average money market deposits decreased $22.8 million or 2.1% during 2011 when compared to 2010.  Average NOW accounts decreased $24.4 million or 3.4% during 2011 as compared to 2010.  This decrease was due primarily to a decrease in municipal NOW accounts.  The average balance of savings accounts increased $50.3 million or 9.1% during 2011 when compared to 2010.    The average balance of demand deposits increased $160.7 million, or 19.9%, from $805.6 million in 2010 to $966.3 million in 2011.  This growth in demand deposits was driven principally by increases in accounts from retail, municipal, and commercial customers spurred by strategic expansion into new markets.

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

Noninterest Income

Noninterest income for the year ended December 31, 2011 was $80.3 million, down $3.6 million or 4.3% from $83.9 million for the year ended December 31, 2010.  The decrease in noninterest income was due primarily to a decrease in net securities gains of approximately $3.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to the sale of two equity positions and certain CMO’s during 2010.  In addition, the Company experienced a decrease in service charges on deposit accounts of approximately $2.6 million as a result of a decrease in overdraft activity due to the effects of a full year of new regulations regarding overdraft fees, as well as decreased activity due to the state of the economy.  Retirement plan administration fees decreased by $1.4 million, or 13.9%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, driven by the loss of one large client in the fourth quarter of 2010.  These decreases were partially offset by an increase in insurance and other financial services revenue of $2.0 million, or 10.5%, for the year ended December 31, 2011 as compared to the same period in 2010.  This increase was due primarily to the acquisition of an insurance agency during the second quarter of 2011 and an increase in brokerage commission revenue from new business.  ATM and debit card fees increased approximately $1.6 million, or 16.0%, for the year ended December 31, 2011 as compared to the same period in 2010 due to an increase in card usage as well as a change in the fee structure on foreign ATM transactions.  In addition, trust revenue increased approximately $1.1 million, or 14.8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, due primarily to the addition of new business, including from markets where we have recently expanded, as well as an increase in the fair market value of trust assets under administration.

Noninterest Expense

Noninterest expense for the year ended December 31, 2011 was $180.7 million, up from $178.3 million, or 1.3%, for the year ended December 31, 2010.  Salaries and employee benefits increased $5.5 million, or 5.9%, for the year ended December 31, 2011 compared with the year ended December 31, 2010.  This increase was due primarily to increases in full-time-equivalent employees driven primarily by strategic expansion efforts, merit increases, and other employee benefits.  In addition, occupancy expenses increased approximately $1.0 million, or 6.6%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to continued expansion and expenses related to the harsh winter in early 2011.  Other operating expenses also increased approximately $2.3 million, or 17.7%, for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily as a result of flood related expenses totaling approximately $0.4 million and merger related expenses totaling approximately $0.8 million in 2011, with no other significant drivers.   During the year ended December 31, 2010, the Company incurred debt prepayment penalties totaling $4.5 million to pay off long-term debt, which partially offset the aforementioned increases in noninterest expense.  The increases in noninterest expense were also partially offset by a decrease in FDIC premium expenses of approximately $1.8 million during the year ended December 31, 2011, as compared with the year ended December 31, 2010, due to the FDIC redefining the deposit insurance assessment base.

Recent Accounting Pronouncements

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. In October 2012, the FASB limited the scope to derivatives, repurchase and reverse purchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Company’s financial statements.

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

In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while minimizing the net interest margin compression. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long and short-term interest rates

The primary tool utilized by ALCO to manage interest rate risk is a balance sheet/income statement simulation model (interest rate sensitivity analysis). Information such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed), and current rates is uploaded into the model to create  an  ending  balance  sheet.  In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Two additional models are run in which a gradual increase of 200 bp and a gradual decrease of 100 bp takes place over a 12 month period with a static balance sheet.  Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

In the declining rate scenario, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward, given potential higher prepayments and lower reinvestment rates, slightly faster than the interest bearing liabilities that are at or near their floors.  In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario; however, the potential impact on earnings is dependent on the ability to lag deposit repricing on NOW, savings, MMDA, and CD accounts. Net interest income for the next twelve months in the +200/-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes  the  percentage  change  in  net  interest  income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income  in  the  flat  rate  scenario  using the December 31, 2012 balance sheet position:

Table 10. Interest Rate Sensitivity Analysis
Change in interest rates	Percent change
(In basis points)	in net interest income
+200	(1.85%)
-100	(1.29%)

The Company anticipates that under the current low rate environment, on a monthly basis, interest income is expected to decrease at a faster rate than interest expense given the potential higher prepayments and reinvestment into lower rates as deposit rates are at or near their respective floors.  In order to protect net interest income from anticipated net interest margin compression in 2013, the Company will continue to focus on increasing earning assets through loan growth, asset mix of loans and investments, and leverage opportunities.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Albany, New York
March 1, 2013

Consolidated Balance Sheets
	As of December 31,
(In thousands, except share and per share data)	2012	2011
Assets
Cash and due from banks	$157,094	$128,517
Short-term interest bearing accounts	6,574	864
Securities available for sale, at fair value	1,147,999	1,244,619
Securities held to maturity (fair value $61,535 and $72,198)	60,563	70,811
Trading securities	3,918	3,062
Federal Reserve and Federal Home Loan Bank stock	29,920	27,020
Loans	4,277,616	3,800,203
Less allowance for loan losses	69,334	71,334
Net loans	4,208,282	3,728,869
Premises and equipment, net	77,875	74,541
Goodwill	152,373	132,029
Intangible assets, net	16,962	18,194
Bank owned life insurance	80,702	77,626
Other assets	99,997	92,254
Total assets	$6,042,259	$5,598,406
Liabilities
Demand (noninterest bearing)	$1,242,712	$1,052,906
Savings, NOW, and money market	2,558,376	2,381,116
Time	983,261	933,127
Total deposits	4,784,349	4,367,149
Short-term borrowings	162,941	181,592
Long-term debt	367,492	370,344
Trust preferred debentures	75,422	75,422
Other liabilities	69,782	65,789
Total liabilities	5,459,986	5,060,296

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2012 and 2011	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at December 31, 2012 and 50,000,000 at December 31, 2011; issued 39,305,131 at December 31, 2012 and 38,035,539 at December 31, 2011	393	380
Additional paid-in-capital	346,692	317,329
Retained earnings	357,558	329,981
Accumulated other comprehensive loss	(5,880)	(6,104)
Common stock in treasury, at cost, 5,529,781 and 4,878,829 shares at December 31, 2012 and 2011, respectively	(116,490)	(103,476)
Total stockholders’ equity	582,273	538,110
Total liabilities and stockholders’ equity	$6,042,259	$5,598,406

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
	Years ended December 31,
(In thousands, except per share data)	2012	2011	2010
Interest, fee, and dividend income
Interest and fees on loans	$208,458	$204,370	$213,429
Securities available for sale	27,005	31,083	36,167
Securities held to maturity	2,378	2,886	3,968
Other	1,556	1,658	2,174
Total interest, fee, and dividend income	239,397	239,997	255,738
Interest expense
Deposits	18,848	23,020	30,354
Short-term borrowings	188	205	402
Long-term debt	14,428	14,404	18,314
Trust preferred debentures	1,730	2,092	4,140
Total interest expense	35,194	39,721	53,210
Net interest income	204,203	200,276	202,528
Provision for loan losses	20,269	20,737	29,809
Net interest income after provision for loan losses	183,934	179,539	172,719
Noninterest income
Insurance and other financial services revenue	22,387	20,843	18,867
Service charges on deposit accounts	18,225	21,464	24,041
ATM and debit card fees	12,358	11,642	10,035
Retirement plan administration fees	10,097	8,918	10,356
Trust	9,172	8,864	7,722
Bank owned life insurance income	3,077	3,085	3,316
Net securities gains	599	150	3,274
Other	11,412	5,345	6,277
Total noninterest income	87,327	80,311	83,888
Noninterest expense
Salaries and employee benefits	104,815	99,212	93,718
Occupancy	17,415	16,363	15,350
Data processing and communications	13,437	12,271	12,347
Professional fees and outside services	10,463	8,921	9,032
Equipment	9,627	8,864	8,317
Office supplies and postage	6,489	6,073	6,102
FDIC expenses	3,832	4,267	6,081
Advertising	2,889	3,460	3,487
Amortization of intangible assets	3,394	3,046	3,072
Loan collection and other real estate owned	2,560	2,631	3,036
Merger expenses	2,608	804	-
Prepayment penalty on long-term debt	-	-	4,526
Other	16,358	14,764	13,223
Total noninterest expense	193,887	180,676	178,291
Income before income tax expense	77,374	79,174	78,316
Income tax expense	22,816	21,273	20,912
Net income	$54,558	$57,901	$57,404
Earnings per share
Basic	$1.63	$1.72	$1.67
Diluted	1.62	1.71	1.66

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2012	2011	2010
Net income	$54,558	$57,901	$57,404
Other comprehensive (loss) income, net of tax
Unrealized net holding (losses) gains arising during the year (pre-tax amounts of $(2,471), $12,757, and $(6,660))	(1,492)	7,703	(4,021)
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $599, $150, and $3,274)	(362)	(90)	(1,977)
Amortization of prior service cost and actuarial gains (pre-tax amounts of $3,593, $1,665, and $1,768)	2,092	999	1,060
Increase in unrecognized actuarial loss and prior service cost (pre-tax amounts of $(24), $(15,546), and $(2,596))	(14)	(9,381)	(1,560)
Total other comprehensive income (loss)	224	(769)	(6,498)
Comprehensive income	$54,782	$57,132	$50,906

See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
Years ended December 31,		Additional		other	Common
2012, 2011, and 2010	Common	paid-in-	Retained	comprehensive	stock in
(In thousands except share and per share data)	stock	capital	earnings	(loss) income	treasury	Total
Balance at December 31, 2009	$380	$311,164	$270,232	$1,163	$(77,816)	$505,123
Net income	-	-	57,404	-	-	57,404
Cash dividends - $0.80 per share	-	-	(27,577)	-	-	(27,577)
Net issuance of 23,810 common shares	-	-	-	-	(477)	(477)
Net issuance of 141,146 shares to employee stock plans, including tax benefit	-	(923)	(262)	-	3,000	1,815
Stock-based compensation	-	3,782	-	-	-	3,782
Other comprehensive loss	-	-	-	(6,498)	-	(6,498)
Balance at December 31, 2010	$380	$314,023	$299,797	$(5,335)	$(75,293)	$533,572
Net income	-	-	57,901	-	-	57,901
Cash dividends - $0.80 per share	-	-	(27,063)	-	-	(27,063)
Purchase of 1,458,609 treasury shares	-	-	-	-	(30,502)	(30,502)
Net issuance of 112,512 shares to employee stock plans, including tax benefit	-	62	(654)	-	2,319	1,727
Stock-based compensation	-	3,244	-	-	-	3,244
Other comprehensive loss	-	-	-	(769)	-	(769)
Balance at December 31, 2011	$380	$317,329	$329,981	$(6,104)	$(103,476)	$538,110
Net income	-	-	54,558	-	-	54,558
Cash dividends - $0.80 per share	-	-	(26,712)	-	-	(26,712)
Purchase of 769,568 treasury shares	-	-	-	-	(15,490)	(15,490)
Net issuance of 1,269,592 shares for acquisition	13	25,811	-	-	-	25,824
Net issuance of 118,616 shares to employee stock plans, including tax benefit	-	(812)	(269)	-	2,476	1,395
Stock-based compensation	-	4,364	-	-	-	4,364
Other comprehensive income	-	-	-	224	-	224
Balance at December 31, 2012	$393	$346,692	$357,558	$(5,880)	$(116,490)	$582,273
See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows
	Years ended December 31,
(In thousands)	2012	2011	2010
Operating activities
Net income	$54,558	$57,901	$57,404
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	20,269	20,737	29,809
Depreciation and amortization of premises and equipment	6,276	5,463	5,327
Net accretion on securities	2,408	1,597	1,468
Amortization of intangible assets	3,394	3,046	3,072
Stock based compensation	4,364	3,244	3,782
Bank owned life insurance income	(3,077)	(3,085)	(3,316)
Trading security purchases	(753)	(447)	(184)
Unrealized (gains) losses in trading securities	(103)	193	(214)
Deferred income tax benefit	(10)	(9,478)	(14,955)
Proceeds from sale of loans held for sale	65,160	13,545	83,143
Originations of loans held for sale	(66,252)	(14,167)	(80,469)
Net gains on sales of loans held for sale	(2,469)	(329)	(911)
Net security gains	(599)	(151)	(3,274)
Net gains on sales of other real estate owned	(988)	(2,531)	(517)
Net decrease (increase) in other assets	6,804	(3,579)	6,627
Net increase in other liabilities	(128)	11,806	2,645
Net cash provided by operating activities	88,854	83,765	89,437
Investing activities
Net cash provided by acquisitions	52,871	81,467	-
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	573,828	541,555	511,394
Proceeds from sales	1,790	2,437	103,253
Purchases	(483,858)	(648,048)	(635,319)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	31,506	47,186	112,399
Purchases	(20,193)	(20,736)	(48,701)
Net (increase) decrease in loans	(277,530)	(172,920)	7,292
Net (increase) decrease in Federal Reserve and FHLB stock	(1,886)	226	8,733
Proceeds from bank owned life insurance	-	758	2,767
Purchases of premises and equipment, net	(6,994)	(9,954)	(6,510)
Proceeds from sales of other real estate owned	3,616	2,531	3,186
Net cash (used in) provided by investing activities	(126,850)	(175,498)	58,494
Financing activities
Net increase in deposits	135,095	87,992	41,306
Net (decrease) increase in short-term borrowings	(18,651)	22,158	3,457
Proceeds from issuance of long-term debt	-	156	-
Repayments of long-term debt	(3,354)	(2,146)	(184,824)
Excess tax benefit from exercise of stock options	8	341	140
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,387	1,386	1,675
Purchase of treasury stock	(15,490)	(30,502)	(477)
Cash dividends and payments for fractional shares	(26,712)	(27,063)	(27,577)
Net cash provided by (used in) financing activities	72,283	52,322	(166,300)
Net increase (decrease) in cash and cash equivalents	34,287	(39,411)	(18,369)
Cash and cash equivalents at beginning of year	129,381	168,792	187,161
Cash and cash equivalents at end of year	$163,668	$129,381	$168,792

Supplemental disclosure of cash flow information	Years ended December 31,
Cash paid during the year for:	2012	2011	2010
Interest	$35,344	$40,135	$54,668
Income taxes, net of refund	25,512	31,258	37,033
Noncash investing activities:
Loans transferred to other real estate owned	$2,734	$2,927	$1,212
Acquisitions:
Fair value of assets acquired	$258,467	$67,020	$-
Fair value of liabilities assumed	285,012	148,487	-
Fair value of debt issued in purchase combination	502	2,460	-

See accompanying notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(1)	Summary of Significant Accounting Policies

The accounting and reporting policies of NBT Bancorp Inc. (“NBT Bancorp”) and its subsidiaries, NBT Bank, National Association (“NBT Bank”), NBT Holdings, Inc., and NBT Financial Services, Inc., conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. Collectively, NBT Bancorp and its subsidiaries are referred to herein as “the Company.”

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Estimates associated with the allowance for loan losses, other real estate owned (OREO), income taxes, pension expense, fair values of financial instruments and status of contingencies and other-than-temporary impairment on investments are particularly susceptible to material change in the near term.

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

Segment Report

The Company’s operations are primarily in the community banking industry and include the provision of traditional banking services. The Company also provides other services through its subsidiaries such as insurance, retirement plan administration, and trust administration. The Company operates solely in the geographical regions of central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire and Burlington, Vermont. The Company has no reportable operating segments.

Cash Equivalents

The Company considers amounts due from correspondent banks, cash items in process of collection, and institutional money market mutual funds to be cash equivalents for purposes of the consolidated statements of cash flows.

Securities

The Company classifies its securities at date of purchase as either available for sale, held to maturity or trading.  Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity.  Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity and the statement of comprehensive income as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized in income.  Transfers of securities between categories are recorded at fair value at the date of transfer. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses or in other comprehensive income, depending on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.  If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss shall be recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes.

In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the historical and implied volatility of the fair value of the security.

Non-marketable equity securities are carried at cost.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

Investments in Federal Reserve and Federal Home Loan Bank (“FHLB”) stock are required for membership in those organizations and are carried at cost since there is no market value available.

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

For all loan classes within the Company’s loan portfolio, loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.

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

Allowance for Loan Losses

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio. The allowance is determined based upon numerous considerations, including local and regional conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the independent loan review staff and management, as well as consideration of volume and trends of delinquencies, nonperforming loans, and loan charge-offs. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. As a result of tests of adequacy, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses.

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

Other Real Estate Owned

OREO consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense.  In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties.  Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.  The balance of OREO at December 31, 2012 and 2011 was approximately $2.3 million and $2.2 million, respectively.

Acquired Loans

Acquired loans are initially measured at fair value as of the acquisition date without carryover of historical allowance for loan losses.

For loans that meet the criteria stipulated in ASC 310-30, the Company shall recognize the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan's contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference shall not be recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Decreases in the expected cash flows in subsequent periods require the establishment of an allowance for loan losses. Improvements in expected cash flows in future periods result in a reduction of the nonaccretable discount, with such amount reclassified as part of the accretable yield and subsequently recognized in interest income over the remaining lives of the acquired loans on a level-yield basis if the amount and timing of future cash flows is reasonably estimable.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition.

For loans that meet the criteria stipulated in ASC 310-20, the Company shall amortize/accrete into interest income the premium/discount determined at the date of purchase on a level-yield basis over the life of the loan. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses are similar to originated loans.  Loans accounted for under ASC 310-20 are placed on nonaccrual status when past due in accordance with the Company's nonaccrual policy.

Subsequent to acquisition the estimate of cash flows expected to be collected on loans accounted for in accordance with ASC 310-20 is periodically re-assessed. These re-assessments involve the use of key assumptions and estimates, similar to those used in the initial estimate of fair value. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for credit losses.

An acquired loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the event of a sale of the loan, a gain or loss on sale is recognized and reported within noninterest income based on the difference between the sales proceeds and the carrying amount of the loan. In other cases, individual loans are removed from the pool based on comparing the amount received from its resolution (fair value of the underlying collateral less costs to sell in the case of a foreclosure) with its outstanding balance. Any difference between these amounts is recorded as a charge-off through the allowance for loan losses.  Acquired loans subject to modification are not removed from the pool even if those loans would otherwise be deemed troubled debt restructurings as the pool, and not the individual loan, represents the unit of account.

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

The Company’s stock-based employee compensation plan is described in Note 18 “Employee Benefit Plans,” of this Report.

Interest Rate Swaps

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

Loan Sales and Loan Servicing

The Company originates and services residential mortgage loans for consumers and sells 15-year, 20-year and 30-year residential real estate mortgages in the secondary market when the interest rate environment is determined to be favorable by management, while retaining servicing rights on the sold loans.  Loan sales are recorded when the sales are funded.  Mortgage servicing rights are recorded at fair value upon sale of the loan.  Loans held for sale are recorded at the lower of cost or market.

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

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive stock options and restricted stock).

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

Acquisition of Alliance Financial Corporation

On October 7, 2012, NBT Bancorp and Alliance Financial Corporation (“Alliance”) entered into a definitive agreement and plan of merger pursuant to which Alliance will merge with and into NBT Bancorp, with NBT Bancorp continuing as the surviving corporation.  The agreement also provides for Alliance Bank, National Association (“Alliance Bank”), a wholly owned subsidiary of Alliance, to be merged with and into NBT Bank following completion of the merger.  Alliance, with assets of approximately $1.4 billion at December 31, 2012, is headquartered in Syracuse, N.Y.  Its primary subsidiary, Alliance Bank, is a nationally chartered community bank with 26 banking locations in central New York.  The transaction is valued at approximately $233.4 million, to be paid in the form of shares of the Company’s common stock.  Subject to the required approvals of NBT Bancorp and Alliance shareholders, requisite regulatory approvals (which were received in early 2013) and other customary closing conditions, the merger is expected to be completed in early 2013.

Acquisition of Hampshire First Bank

On June 8, 2012, the Company acquired all of the outstanding common shares of Hampshire First Bank ("Hampshire First").  The five banking centers operated by Hampshire First located in Manchester, Londonderry, Nashua, Keene and Portsmouth, New Hampshire continue to do business under the Hampshire First name as a division of the Bank.  This business combination is a strategic extension of the Company’s franchise.

Hampshire First shareholders received approximately 1.3 million shares of the Company’s common stock and $17.2 million in cash. On the acquisition date, Hampshire First had approximately 2.8 million outstanding common shares. Under the terms of the merger agreement between the Company, NBT Bank and Hampshire First, the Company paid $15.00 per share for 35% of the outstanding Hampshire First common shares, while the remaining 65% of outstanding Hampshire First shares received 0.7019 shares of the Company’s common stock for each share. The Company’s common stock issued in this exchange were valued at $20.34 per share based on the average of the daily closing price of the Company’s common stock for the ten trading days immediately prior to June 8, 2012. The Company paid $2.6 million in cash to retire outstanding Hampshire First stock options and warrants.

The results of Hampshire First’s operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following tables, in thousands, as of June 8, 2012

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

The fair values for most loans acquired from Hampshire First were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  The Company acquired the loan portfolio at a fair value discount of approximately $5.7 million.  The discount represents expected credit losses, net of market interest rate adjustments.  The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method.

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

The fair value of savings and transaction deposit accounts acquired from Hampshire First was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificates of deposit were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates.  The projected cash was calculated by discounting their contractual cash flows at a market rate for a certificate of deposit with a corresponding maturity.

In addition to the goodwill and intangible assets from the Hampshire First merger noted above, the Company also acquired approximately $1.9 million of goodwill and $1.4 million of other intangible assets from other acquisition activity during 2012.

(3)	Earnings Per Share

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

	Years ended December 31,
	2012			2011			2010
	Net	Weighted average	Per share	Net	Weighted average	Per share	Net	Weighted average	Per share
(In thousands, except per share data)	income	shares	amount	income	shares	amount	income	shares	amount

Basic earnings per share	$54,558	33,379	$1.63	$57,901	33,662	$1.72	$57,404	34,275	$1.67

Effect of dilutive securities

Stock based compensation		340			262			234

Diluted earnings per share	$54,558	33,719	$1.62	$57,901	33,924	$1.71	$57,404	34,509	$1.66

There were approximately 1,193,000, 1,258,000, and 1,309,000 weighted average stock options for the years ended December 31, 2012, 2011, and 2010, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during  these  periods.

(4)	Federal Reserve Bank Requirement

The Company is required to maintain reserve balances with the Federal Reserve Bank of New York. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 26, 2012 was $35.2 million.

(5)	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2012
U.S. Treasury	$63,668	$757	$-	$64,425
Federal Agency	281,398	1,507	91	282,814
State & municipal	82,675	4,127	-	86,802
Mortgage-backed	237,461	12,820	-	250,281
Collateralized mortgage obligations	443,972	5,751	-	449,723
Corporate	-	-	-	-
Other securities	11,210	2,832	88	13,954
Total securities available for sale	$1,120,384	$27,794	$179	$1,147,999
December 31, 2011
U.S. Treasury	$81,006	$1,228	$-	$82,234
Federal Agency	254,983	879	16	255,846
State & municipal	99,176	5,624	11	104,789
Mortgage-backed	310,767	14,629	-	325,396
Collateralized mortgage obligations	459,067	6,458	51	465,474
Corporate	-	-	-	-
Other securities	8,935	2,021	76	10,880
Total securities available for sale	$1,213,934	$30,839	$154	$1,244,619

In the available for sale category at December 31, 2012, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $221.1 million and a fair value of $232.3 million and US Government Agency securities with an amortized cost of $16.4 million and a fair value of $18.0 million; Collateral Mortgage Obligations (“CMOs”) were comprised of GSEs with an amortized cost of $399.2 million and a fair value of $403.6 million and U.S. Government Agency securities with an amortized cost of $44.8 million and a fair value of $46.2 million. At December 31, 2012, all of the mortgaged-backed securities held to maturity were comprised of U.S. Government Agency securities.

In the available for sale category at December 31, 2011, federal agency securities were comprised of GSE securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $290.2 million and a fair value of $303.0 million and U.S. Government Agency securities with an amortized cost of $20.5 million and a fair value of $22.4 million; CMOs were comprised of GSEs with an amortized cost of $398.3 million and a fair value of $402.4 million and U.S. Government Agency securities with an amortized cost of $60.8 million and a fair value of $63.1 million.

The following table sets forth information with regard to sales transactions of securities available for sale:

	Years ended December 31
(In thousands)	2012	2011	2010
Proceeds from sales	$1,790	$2,437	$103,253
Gross realized gains	$442	$7	$3,170
Gross realized losses	-	(165)	(25)
Net securities gains (losses)	$442	$(158)	$3,145

In addition to gains (losses) from sales transactions, the Company also recorded gains from calls on securities available for sale of approximately $0.2 million for the year ended December 31, 2012, $0.3 million for the year ended December 31, 2011, and $0.1 million for the year ended December 31, 2010.

At December 31, 2012 and 2011, securities available for sale with amortized costs totaling $1.2 billion, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at December 31, 2012, securities available for sale with an amortized cost of $209.0 million were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
December 31, 2012
Mortgage-backed	$1,168	$184	$-	$1,352
State & municipal	59,395	788	-	60,183
Total securities held to maturity	$60,563	$972	$-	$61,535
December 31, 2011
Mortgage-backed	$1,447	$213	$-	$1,660
State & municipal	69,364	1,174	-	70,538
Total securities held to maturity	$70,811	$1,387	$-	$72,198

At December 31, 2012 and 2011, all of the mortgaged-backed securities held to maturity were comprised of U.S. Government Agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2012 and 2011, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

December 31, 2012
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	39,906	(91)	4	-	-	-	39,906	(91)	4
State & municipal	-	-	-	-	-	-	-	-	-
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	23	-	2	-	-	-	23	-	2
Other securities	468	(6)	1	167	(82)	1	635	(88)	2
Total securities with unrealized losses	$40,397	$(97)	7	$167	$(82)	1	$40,564	$(179)	8

December 31, 2011
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	34,996	(16)	3	-	-	-	34,996	(16)	3
State & municipal	957	(10)	3	377	(1)	2	1,334	(11)	5
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	27,368	(51)	3	-	-	-	27,368	(51)	3
Other securities	645	(76)	2	-	-	-	645	(76)	2
Total securities with unrealized losses	$63,966	$(153)	11	$377	$(1)	2	$64,343	$(154)	13

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of December 31, 2012, management also had intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of December 31, 2012, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2012:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$26,678	$26,788
From one to five years	193,142	195,953
From five to ten years	311,575	319,229
After ten years	577,779	592,075
	$1,109,174	$1,134,045
Debt securities classified as held to maturity
Within one year	$25,184	$25,258
From one to five years	27,413	28,118
From five to ten years	5,425	5,434
After ten years	2,541	2,725
	$60,563	$61,535

Maturities of mortgage-backed, CMOs and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2012 and 2011.

(6)	Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2012	2011
Residential real estate mortgages	$651,107	$581,511
Commercial	694,799	611,298
Commercial real estate	1,072,807	888,879
Real estate construction and development	123,078	93,977
Agricultural and agricultural real estate mortgages	112,687	108,423
Consumer	1,047,856	946,470
Home equity	575,282	569,645
Total loans	$4,277,616	$3,800,203

Included in the above loans are net deferred loan origination costs totaling $0.9 million and $1.6 million at December 31, 2012 and 2011, respectively. The Company had residential loans held for sale totaling $3.8 million as of December 31, 2012 and $2.7 million as of December 31, 2011.

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate mortgages.

(7)	Allowance for Loan Losses and Credit Quality of Loans

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

Business Banking - The Company offers a variety of loan options to meet the specific needs of our small business customers including term loans, small business mortgages and lines of credit.  Such loans are generally less than $500 thousand and are made available to businesses for working capital such as inventory and receivables, business expansion, equipment purchases, and agricultural needs.  Generally, a collateral lien is placed on equipment or other assets owned by the borrower such as inventory and/or receivables.  These loans carry a higher risk than commercial loans due to the smaller size of the borrower and lower levels of capital.  To reduce the risk, the Company obtains personal guarantees of the owners for a majority of the loans.

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

After a thorough consideration of the factors discussed above, any required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The following table illustrates the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011

Allowance for Loan Losses
(in thousands)

Years ended December 31			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of December 31, 2011	$38,831	$26,049	$6,249	$205	$71,334
Charge-offs	(8,750)	(15,848)	(1,906)	-	(26,504)
Recoveries	1,641	2,556	38	-	4,235
Provision	3,902	14,405	1,871	91	20,269
Ending Balance as of December 31, 2012	$35,624	$27,162	$6,252	$296	$69,334

Balance as of December 31, 2010	$40,101	$26,126	$4,627	$380	$71,234
Charge-offs	(8,969)	(14,209)	(1,310)	-	(24,488)
Recoveries	1,438	2,406	7	-	3,851
Provision	6,261	11,726	2,925	(175)	20,737
Ending Balance as of December 31, 2011	$38,831	$26,049	$6,249	$205	$71,334

Balance as of December 31, 2009	$36,599	$26,664	$3,002	$285	$66,550
Charge-offs	(12,969)	(15,692)	(1,176)	-	(29,837)
Recoveries	1,922	2,747	43	-	4,712
Provision	14,549	12,407	2,758	95	29,809
Ending Balance as of December 31, 2010	$40,101	$26,126	$4,627	$380	$71,234

The following table illustrates the allowance for loan losses and the recorded investment by portfolio segment as of December 31, 2012 and 2011:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
As of December 31, 2012
Allowance for loan losses	$35,624	$27,162	$6,252	$296	$69,334
Allowance for loans individually evaluated for impairment	$2,848	$-	$-		$2,848
Allowance for loans collectively evaluated for impairment	$32,776	$27,162	$6,252	$296	$66,486
Ending balance of loans	$2,003,371	$1,623,138	$651,107		$4,277,616
Ending balance of loans individually evaluated for impairment	$11,972	$-	$-		$11,972
Ending balance of loans collectively evaluated for impairment	$1,991,399	$1,623,138	$651,107		$4,265,644

As of December 31, 2011
Allowance for loan losses	$38,831	$26,049	$6,249	$205	$71,334
Allowance for loans individually evaluated for impairment	$175	$-	$-		$175
Allowance for loans collectively evaluated for impairment	$38,656	$26,049	$6,249	$205	$71,159
Ending balance of loans	$1,702,577	$1,516,115	$581,511		$3,800,203
Ending balance of loans individually evaluated for impairment	$6,219	$-	$-		$6,219
Ending balance of loans collectively evaluated for impairment	$1,696,358	$1,516,115	$581,511		$3,793,984

Credit Quality of Loans

For all loan classes within the Company’s loan portfolio, loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes or circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.

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

The following table illustrates the Company’s nonaccrual loans by loan class as of December 31, 2012 and 2011:

Loans on Nonaccrual Status
As of December 31, 2012

(In thousands)	December 31, 2012	December 31, 2011
Commercial Loans
Commercial	$4,985	$1,699
Commercial Real Estate	7,977	4,868
Agricultural	699	3,307
Agricultural Real Estate	1,038	2,067
Business Banking	6,738	7,446
	21,437	19,387

Consumer Loans
Indirect	1,557	1,550
Home Equity	7,247	7,931
Direct	266	378
	9,070	9,859

Residential Real Estate Mortgages	9,169	9,044

Total Nonaccrual	$39,676	$38,290

The following table sets forth information with regard to past due and nonperforming loans by loan class:

Age Analysis of Past Due Loans
As of December 31, 2012
(in thousands)

			Greater Than				Recorded
	31-60 Days	61-90 Days	90 Days	Total			Total
	Past Due	Past Due	Past Due	Past Due			Loans and
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Leases
Commercial
Commercial	$-	$-	$-	$-	$4,985	$556,496	$561,481
Commercial Real Estate	126	-	-	126	7,977	966,692	974,795
Agricultural	22	-	-	22	699	63,037	63,758
Agricultural Real Estate	108	-	103	211	1,038	36,128	37,377
Business Banking	3,019	708	45	3,772	6,738	355,450	365,960
	3,275	708	148	4,131	21,437	1,977,803	2,003,371

Consumer
Indirect	10,956	2,477	1,205	14,638	1,557	964,802	980,997
Home Equity	6,065	1,223	681	7,969	7,247	560,066	575,282
Direct	717	144	84	945	266	65,648	66,859
	17,738	3,844	1,970	23,552	9,070	1,590,516	1,623,138

Residential Real Estate Mortgages	1,839	725	330	2,894	9,169	639,044	651,107
	$22,852	$5,277	$2,448	$30,577	$39,676	$4,207,363	$4,277,616

Age Analysis of Past Due Loans
As of December 31, 2011
(in thousands)

			Greater Than				Recorded
	31-60 Days	61-90 Days	90 Days	Total			Total
	Past Due	Past Due	Past Due	Past Due			Loans and
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Leases
Commercial Loans
Commercial	$663	$50	$-	$713	$1,699	$508,662	$511,074
Commercial Real Estate	1,942	-	-	1,942	4,868	828,089	834,899
Agricultural	77	13	-	90	3,307	63,140	66,537
Agricultural Real Estate	-	-	50	50	2,067	31,809	33,926
Business Banking	1,871	1,024	-	2,895	7,446	245,800	256,141
	4,553	1,087	50	5,690	19,387	1,677,500	1,702,577

Consumer Loans
Indirect	12,141	2,584	1,283	16,008	1,550	855,545	873,103
Home Equity	5,823	1,277	954	8,054	7,931	553,660	569,645
Direct	831	191	140	1,162	378	71,827	73,367
	18,795	4,052	2,377	25,224	9,859	1,481,032	1,516,115

Residential Real Estate Mortgages	2,003	139	763	2,905	9,044	569,562	581,511
	$25,351	$5,278	$3,190	$33,819	$38,290	$3,728,094	$3,800,203

There were no material commitments to extend further credit to borrowers with nonperforming loans. Within nonaccrual loans, there were approximately $2.2 million and $4.0 million of TDR loans at December 31, 2012 and 2011, respectively.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, agricultural real estate and business banking loans, as well as certain consumer and residential real estate loans that have been modified in a TDR were $26.0 million at December 31, 2012 and $22.4 million at December 31, 2011.

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified loans, including all TDRs and commercial loans that are graded substandard or below, with outstanding balances of $500 thousand or more are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are evaluated for impairment, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  These impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  For impaired loans measured using the present value of expected cash flow method, any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for credit losses.  At December 31, 2012, $8.4 million of the total impaired loans had a specific reserve allocation of $2.8 million compared to $0.5 million of impaired loans at December 31, 2011 which had a specific reserve allocation of $0.2 million.

The following provides additional information on impaired loans for the years ended December 31, 2012 and 2011:

Impaired Loans
	December 31, 2012			December 31, 2011
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
With no related allowance recorded:
Commercial Loans
Commercial	$650	$709		$1,243	$2,723
Commercial Real Estate	3,909	4,753		4,868	7,165
Agricultural	699	1,019		3,307	4,166
Agricultural Real Estate	1,038	1,225		2,067	2,288
Business Banking	6,738	9,269		7,446	9,976
Total Commercial Loans	13,034	16,975		18,931	26,318

Consumer Loans
Home Equity	2,553	2,657		2,000	2,103

Residential Real Estate Mortgages	2,011	2,308		1,040	1,125
	17,598	21,940		21,971	29,546

With an allowance recorded:
Commercial Loans
Commercial	$4,335	$4,340	$2,241	$456	$808	$175
Commercial Real Estate	4,068	5,689	607	-	-	-
Agricultural	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
	8,403	10,029	2,848	456	808	175

Total:	$26,001	$31,969	$2,848	$22,427	$30,354	$175

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the years ended December 31, 2012, 2011 and 2010:

	December 31, 2012			December 31, 2011			December 31, 2010
	Average	Interest Income		Average	Interest Income		Average	Interest Income
	Recorded	Recognized		Recorded	Recognized		Recorded	Recognized
(in thousands)	Investment	Accrual	Cash	Investment	Accrual	Cash	Investment	Accrual	Cash
With no related allowance recorded:
Commercial Loans
Commercial	$1,421	$25	$25	$2,322	$94	$94	$1,898	$113	$113
Commercial Real Estate	6,167	70	70	4,794	163	163	4,219	317	317
Agricultural	2,611	368	368	3,013	133	133	2,990	82	82
Agricultural Real Estate	1,575	86	86	1,719	109	109	1,929	150	150
Business Banking	6,636	227	227	6,121	266	266	4,959	234	234
Consumer Loans
Home Equity	1,877	66	66	1,904	91	91	-	-	-
Residential Real Estate Mortgages	1,143	73	73	926	58	58	132	6	6
	$21,429	$915	$915	$20,798	$914	$914	$16,127	$902	$902

With an allowance recorded:
Commercial Loans
Commercial	$4,217	$43	$43	$861	$86	$86	$2,366	$118	$118
Commercial Real Estate	339	-	-	287	-	-	1,234	-	-
Agricultural	-	-	-	791	68	68	1,386	150	150
Agricultural Real Estate	-	-	-	357	18	18	816	67	67
	$4,556	$43	$43	$2,295	$172	$172	$5,802	$335	$335

Total:	$25,985	$958	$958	$23,094	$1,086	$1,086	$21,929	$1,237	$1,237

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

The following tables illustrates the Company’s credit quality by loan class for the years ended December 31, 2012 and 2011:

Credit Quality Indicators
As of December 31, 2012

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$522,985	$901,928	$57,347	$33,472	$1,515,732
Special Mention	18,401	32,135	13	3	50,552
Substandard	17,351	40,732	6,362	3,902	68,347
Doubtful	2,744	-	36	-	2,780
Total	$561,481	$974,795	$63,758	$37,377	$1,637,411

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking				Total
Non-classified	$342,528				$342,528
Classified	23,432				23,432
Total	$365,960				$365,960

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$978,235	$567,354	$66,509		$1,612,098
Nonperforming	2,762	7,928	350		11,040
Total	$980,997	$575,282	$66,859		$1,623,138

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$641,608				$641,608
Nonperforming	9,499				9,499
Total	$651,107				$651,107

Credit Quality Indicators
As of December 31, 2011

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$470,332	$758,673	$58,481	$28,927	$1,316,413
Special Mention	10,346	24,478	42	10	34,876
Substandard	29,940	51,748	7,945	4,989	94,622
Doubtful	456	-	69	-	525
Total	$511,074	$834,899	$66,537	$33,926	$1,446,436

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking				Total
Non-classified	$237,887				$237,887
Classified	18,254				18,254
Total	$256,141				$256,141

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$870,270	$560,760	$72,849		$1,503,879
Nonperforming	2,833	8,885	518		12,236
Total	$873,103	$569,645	$73,367		$1,516,115

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$571,704				$571,704
Nonperforming	9,807				9,807
Total	$581,511				$581,511

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

Modifications made during the year ended December 31, 2012 consisted of four commercial loans totaling $6.6 million, one business banking loan totaling $0.1 million, 18 home equity loans totaling $0.9 million and 12 residential real estate mortgages totaling $1.2 million.  For all such modifications, the pre-and post-outstanding recorded investment amount remained unchanged.  During the year ended December 31, 2012, there were two residential real estate loans classified as TDRs totaling $0.3 million and one home equity loan totaling less than $0.1 million that subsequently defaulted on their renegotiated terms.

Modifications made during the year ended December 31, 2011 consisted of three commercial loans totaling $0.7 million, 25 home equity loans totaling $2.4 million and four residential real estate mortgages totaling $0.8 million.  The pre- and post-outstanding recorded investment amount remained unchanged for this loan.  During the year ended December 31, 2011, there were two commercial loans classified as TDRs totaling $0.7 million, seven home equity loans classified as TDRs totaling $0.6 million and two residential real estate loans classified as TDRs totaling $0.4 million that subsequently defaulted on their renegotiated terms.

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

(In thousands)	2012	2011
Balance at January 1	$2,537	$2,914
New loans	750	25
Adjustment due to change in composition of related parties	(130)	328
Repayments	(367)	(730)
Balance at December 31	$2,790	$2,537

(9)	Premises and Equipment, Net

A summary of premises and equipment follows:

	December 31,
(In thousands)	2012	2011
Land, buildings, and improvements	$109,601	$103,399
Equipment	51,321	47,646
Construction in progress	-	75
Premises and equipment before accumulated depreciation	160,922	151,120
Accumulated depreciation	83,047	76,579
Total premises and equipment	$77,875	$74,541

Land, buildings, and improvements with a carrying value of approximately $2.7 million and $2.9 million at December 31, 2012 and 2011, respectively, are pledged to secure long-term borrowings.  Buildings and improvements are depreciated based on useful lives of 15 to 40 years.  Equipment is depreciated based on useful lives of three to ten years.

Rental expense included in occupancy expense amounted to $6.4 million in 2012, $5.6 million in 2011, and $5.3 million in 2010. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2012 (in thousands):

Future Minimum Rental Payments

2013	$5,727
2014	5,453
2015	4,714
2016	4,309
2017	4,063
Thereafter	28,314
Total	$52,580

(10)	Goodwill and other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2012	132,029
Goodwill Acquired	20,344
December 31, 2012	$152,373

January 1, 2011	114,841
Goodwill Acquired	17,188
December 31, 2011	$132,029

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets.  These intangible assets are amortized over their estimated useful lives, which range primarily from one to twelve years.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2012	2011

Core deposit intangibles
Gross carrying amount	$13,240	$11,966
Less: accumulated amortization	7,794	6,401
Net carrying amount	5,446	5,565

Other Identified intangible assets
Gross carrying amount	21,743	20,919
Less: accumulated amortization	10,227	8,290
Net carrying amount	11,516	12,629

Total intangibles
Gross carrying amount	34,983	32,885
Less: accumulated amortization	18,021	14,691
Net carrying amount	$16,962	$18,194

Amortization expense on intangible assets with definite useful lives totaled $3.4 million for 2012, $3.0 million for 2011 and $3.1 million for 2010.  Amortization expense on intangible assets with definite useful lives is expected to total $3.3 million for 2013, $3.1 million for 2014, $2.9 million for 2015, $1.8 million for 2016, $1.4 million for 2017 and $2.4 million thereafter.  Other identified intangible assets include customer lists, non-competes, and trademark intangibles, of which $2.0 million will not amortize.

(11)	Deposits

The following table sets forth the maturity distribution of time deposits at December 31, 2012 (in thousands):

Time deposits
Within one year	$454,235
After one but within two years	326,502
After two but within three years	109,348
After three but within four years	49,222
After four but within five years	35,972
After five years	7,982
Total	$983,261

Time deposits of $100,000 or more aggregated $352.3 million and $305.7 million December 31, 2012 and 2011, respectively.

(12)	Short-Term Borrowings

Short-term borrowings totaled $162.9 million and $181.6 million at December 31, 2012 and 2011, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company had unused lines of credit with the FHLB available for short-term financing of approximately $418 million and $323 million at December 31, 2012 and 2011, respectively.  Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans.  Securities  collateralizing  repurchase  agreements  are  held in safekeeping by nonaffiliated  financial  institutions  and  are  under  the  Company’s control.

Information related to short-term borrowings is summarized as follows:

(Dollars In thousands)	2012	2011	2010
Federal funds purchased
Balance at year-end	$10,000	$27,000	-
Average during the year	12,658	3,017	-
Maximum month end balance	60,000	28,000	-
Weighted average rate during the year	0.27%	0.11%	-
Weighted average rate at December 31	0.27%	0.13%	-

Securities sold under repurchase agreements
Balance at year-end	$152,941	$154,592	$159,184
Average during the year	153,084	150,663	157,964
Maximum month end balance	165,977	178,414	169,278
Weighted average rate during the year	0.10%	0.13%	0.25%
Weighted average rate at December 31	0.10%	0.10%	0.15%

Other short-term borrowings
Balance at year-end	-	-	$250
Average during the year	-	249	250
Maximum month end balance	-	250	250
Weighted average rate during the year	-	-	-
Weighted average rate at December 31	-	-	-

See Note 5 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

(13)	Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.  A summary as of December 31, 2012 and 2011 is as follows:

	As of December 31, 2012				As of December 31, 2011

Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2013	119,502	3.87%	100,000	3.71%	119,400	3.87%	100,000	3.71%
2014	2,610	1.89%	-	-	2,604	2.00%	-	-
2015	250	0.00%	-	-	-	0.00%	-	-
2016	70,000	4.21%	70,000	4.21%	70,000	4.21%	70,000	4.21%
2017	100,000	3.89%	100,000	3.89%	100,000	3.89%	100,000	3.89%
2018	75,000	3.61%	75,000	3.61%	75,000	3.61%	75,000	3.61%
2021	130	4.00%	-	-	-	0.00%	-	-
2025	-	0.00%	-	-	3,340	2.75%	-	-
	$367,492		$345,000		$370,344		$345,000

(14)	Trust Preferred Debentures

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

Despite the fact that the accounts of CNBF Trust I, NBT Trust I, and NBT Trust II are not included in the Company’s consolidated financial statements, $74 million of the $75 million in trust preferred securities issued by these subsidiary trusts is included in the Tier 1 capital of the Company for regulatory capital purposes as allowed by the Federal Reserve Board (NBT Bank owns $1.0 million of CNBF Trust I securities).  The Dodd-Frank Act requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital.  The aforementioned Trusts are grandfathered with respect to this enactment based on their date of issuance.

(15)	Income Taxes

The significant components of income tax expense attributable to operations are:

	Years ended December 31,
	2012	2011	2010
Current
Federal	$21,011	$29,274	$34,124
State	1,815	1,477	1,743
	22,826	30,751	35,867

Deferred
Federal	(13)	(8,129)	(12,121)
State	3	(1,349)	(2,834)
	(10)	(9,478)	(14,955)
Total income tax expense	$22,816	$21,273	$20,912

Not included in the above table are items that were recorded to stockholders’ equity of approximately ($0.1 million), ($0.5 million), and ($4.3 million) for 2012, 2011, and 2010, respectively, relating to deferred taxes on the unrealized (gain) loss on available for sale securities, tax benefits recognized with respect to stock options exercised, and deferred taxes related to pension plans.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2012	2011
Deferred tax assets
Allowance for loan losses	$26,687	$27,487
Deferred compensation	5,362	4,911
Postretirement benefit obligation	1,600	1,036
Fair value adjustments from acquisitions	3,633	2,227
Accrued liabilities	1,524	1,482
Stock-based compensation expense	5,726	4,440
Other	1,933	1,214
Total deferred tax assets	46,465	42,797
Deferred tax liabilities
Pension and executive retirement	7,676	6,916
Unrealized gains on securities available for sale	10,939	12,156
Premises and equipment, primarily due to accelerated depreciation	1,980	2,340
Equipment leasing	582	3,090
Deferred loan costs	873	767
Intangible amortization	13,146	11,081
Other	154	494
Total deferred tax liabilities	35,350	36,844
Net deferred tax asset at year-end	11,115	5,953
Net deferred tax asset (liability) at beginning of year	5,953	(4,023)
Increase in net deferred tax asset	$5,162	$9,976

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2012 and 2011.

A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is as follows:

(In thousands)	2012	2011	2010
Balance at January 1	$888	$3,081	$2,287
Additions for tax positions of prior years	-	-	1,714
Reduction for tax positions of prior years	(888)	(2,193)	(920)
Balance at December 31	$-	$888	$3,081

At December 31, 2012, the Company had no ASC 740-10 unrecognized tax benefits with $.9 million and $3.1 million of unrecognized tax benefits at December 31, 2011 and 2010, respectively.   The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.   During 2012 and 2011 there was a reduction of reserves for Federal tax benefits for expiration of the statute of limitations of prior years’ tax filings and in 2011 the Company reached a settlement with New York State on franchise tax examinations for the years 2003 through 2007.  As a result, unrecognized tax benefits were reduced $0.9 million and $2.2 million for 2012 and 2011, respectively, with a reduction of tax expense of $0.8 million in 2012 and $1.5 million in 2011.

The Company is no longer subject to U.S. Federal and New York State examination by tax authorities for years prior to 2008.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest at December 31, 2011 was approximately $0.1 million.  Net interest impacting the Company’s 2011 and 2010 tax expense was $0.3 million and $0.3 million, respectively.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

	Years ended December 31
(In thousands)	2012	2011	2010
Federal income tax at statutory rate	$27,081	$27,711	$27,410
Tax exempt income	(2,536)	(2,925)	(3,448)
Net increase in CSV of life insurance	(908)	(919)	(939)
Low income housing tax credits	(629)	(782)	(296)
State taxes, net of federal tax benefit	1,182	764	756
State audit settlements	-	(681)	(1,465)
Other, net	(1,374)	(1,895)	(1,106)
Income tax expense	$22,816	$21,273	$20,912

(16)	Stockholders’ Equity

In accordance with accounting standards, unrealized gains on available for sale securities and unrecognized actuarial gains or losses and prior service costs associated with the Company’s pension and postretirement benefit plans are included in accumulated other comprehensive loss.  For the years ended December 31, components of accumulated other comprehensive loss are:

(In thousands)	2012	2011
Unrecognized prior service cost and net actuarial loss on pension plans	$(22,555)	$(24,633)
Unrealized net holding gains on available for sale securities	16,675	18,529
Accumulated other comprehensive income (loss)	$(5,880)	$(6,104)

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (“OCC”) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations.  At December 31, 2012, approximately $21.3 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and NBT Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2012 and 2011, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements.  The regulations establish a framework for the classification of banks into five categories:  well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  As of December 31, 2012, the most recent notification from NBT Bank’s regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 capital to average asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed NBT Bank’s category.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory ratio requirements
(Dollars in thousands)	Amount	Ratio	Minimum capital adequacy	For classification as well capitalized
As of December 31, 2012
Total Capital (to risk weighted assets):
Company	$560,745	12.25%	8.00%	10.00%
NBT Bank	505,027	11.08%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	503,359	11.00%	4.00%	6.00%
NBT Bank	447,909	9.83%	4.00%	6.00%
Tier I Capital (to average assets)
Company	503,359	8.54%	4.00%	5.00%
NBT Bank	447,909	7.62%	4.00%	5.00%

As of December 31, 2011
Total Capital (to risk weighted assets):
Company	$528,674	12.81%	8.00%	10.00%
NBT Bank	506,246	12.28%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	476,837	11.56%	4.00%	6.00%
NBT Bank	454,476	11.03%	4.00%	6.00%
Tier I Capital (to average assets)
Company	476,837	8.74%	4.00%	5.00%
NBT Bank	454,476	8.35%	4.00%	5.00%

(18)	Employee Benefit Plans

Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at December 31, 2012. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other postretirement benefits at December 31, 2012 are summarized below. The Company expects that $3.0 million in net actuarial loss and $0.2 million in prior service credit will be recognized as components of net periodic benefit cost in 2013.

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Net actuarial loss	$35,478	$37,914	$2,277	$2,323
Prior service cost	141	1,430	(672)	(874)
Total amounts recognized in accumulated other comprehensive loss (pre-tax)	$35,619	$39,344	$1,605	$1,449

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans.  The following table sets forth changes in benefit obligations, changes in plan assets, and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$78,024	$70,229	$3,985	$4,554
Service cost	3,122	2,589	20	17
Interest cost	3,145	3,544	155	202
Plan participants' contributions	-	-	233	263
Actuarial loss (gain)	5,941	5,935	136	(562)
Amendments	(1,006)	-	-	-
Benefits paid	(4,097)	(4,273)	(458)	(489)
Projected benefit obligation at end of year	85,129	78,024	4,071	3,985
Change in plan assets
Fair value of plan assets at beginning of year	91,575	97,821	-	-
Actual return (loss) on plan assets	11,733	(2,452)	-	-
Employer contributions	493	479	225	226
Plan participants' contributions	-	-	233	263
Benefits paid	(4,097)	(4,273)	(458)	(489)
Fair value of plan assets at end of year	99,704	91,575	-	-

Funded status at year end	$14,575	$13,551	$(4,071)	$(3,985)

Effective March 1, 2013, the pension plan was amended. Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013. This amendment resulted in a reduction to the projected benefit obligation as of December 31, 2012 as noted in the table above.

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2012 and 2011. An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. The accumulated benefit obligation for pension benefits was $84.5 million and $76.5 million at December 31, 2012 and 2011, respectively. The accumulated benefit obligation for other postretirement benefits was $4.1 million and $4.0 million at December 31, 2012 and 2011, respectively.

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Other assets	$27,062	$23,972	$-	$-
Other liabilities	(12,487)	(10,421)	(4,071)	(3,985)
Funded status	$14,575	$13,551	$(4,071)	$(3,985)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years ended December 31,
(In thousands)	2012	2011	2010
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	3.50%	4.10%	5.15%
Expected long-term return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The following assumptions were used to determine net periodic pension cost:
Discount rate	4.10%	5.15%	5.70%
Expected long-term return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

Net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$3,122	$2,589	$2,254	$20	$17	$17
Interest cost	3,145	3,544	3,613	155	202	228
Expected return on plan assets	(6,686)	(7,720)	(7,166)	-	-	-
Amortization of prior service cost	283	309	322	(202)	(202)	(202)
Amortization of unrecognized net loss	3,330	1,353	1,447	182	205	201
Net periodic pension cost	$3,194	$75	$470	$155	$222	$244

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net loss (gain)	$894	$16,108	$1,620	$136	$(562)	$955
Prior service cost	(1,006)	-	21	-	-	-
Amortization of prior service cost	(283)	(309)	(322)	202	202	202
Amortization of unrecognized net gain	(3,330)	(1,353)	(1,447)	(182)	(205)	(201)
Total recognized in other comprehensive loss (income)	(3,725)	14,446	(128)	156	(565)	956

Total recognized in net periodic benefit cost and other comprehensive income (loss) - pre-tax	$(531)	$14,521	$342	$311	$(343)	$1,200

The following table sets forth estimated future benefit payments for the pension plans and other postretirement benefit plans:

	Pension	Other
	Benefits	Benefits

2013	5,247	215
2014	5,243	224
2015	5,285	234
2016	7,767	242
2017	5,942	250
2018 - 2022	29,180	1,311

The Company is not required to make contributions to the defined benefit plan in 2013.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2012 were assumed to be 6.0 to 6.5 percent. The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2018 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2012:

(In thousands)	One Percentage point increase	One Percentage point decrease
Increase (decrease) on total service and interest cost components	$24	$(20)
Increase (decrease) on postretirement accumulated benefit obligation	503	(426)
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

	Target 2013	2012	2011
Cash and cash equivalents	0 - 20%	5%	2%
Fixed income securities	20 - 40%	29%	34%
Equities	40 - 80%	66%	64%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio.  All issues that are rated lower than A by Standard and Poor’s are to be excluded.  Equity securities at December 31, 2012 and 2011 do not include any Company common stock.  The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan as of December 31, 2012 and 2011:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Cash and Cash Equivalents	$5,464	$-	$-	$5,464
Foreign Equity Mutual Funds	9,763	-	-	9,763
Equity Mutual Funds	13,110	-	-	13,110
US Government Bonds	-	12,744	-	12,744
Corporate Bonds	-	13,604	-	13,604
Common Stock	40,430	-	-	40,430
Municipal bonds and Notes	-	1,805	-	1,805
Foreign Bonds and Notes	-	1,137	-	1,137
Foreign Equity	1,647	-	-	1,647
Totals	$70,414	$29,290	$-	$99,704

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
Cash and Cash Equivalents	$1,503	$-	$-	$1,503
Foreign Equity Mutual Funds	6,577	-	-	6,577
Equity Mutual Funds	9,902	-	-	9,902
US Government Bonds	-	15,683	-	15,683
Corporate Bonds	-	12,954	-	12,954
Common Stock	33,850	-	-	33,850
Municipal bonds and Notes	-	1,799	-	1,799
Foreign Bonds and Notes	-	1,096	-	1,096
Foreign Equity	8,211	-	-	8,211
Totals	$60,043	$31,532	$-	$91,575

The plan had no financial instruments recorded at fair value on a nonrecurring basis as of December 31, 2012.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets is 7.5% at December 31, 2012.  This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return.  The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”).  The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries.  In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability.  Participation in the 401(k) Plan is contingent upon certain age and service requirements.  The employer contributions associated with the 401(k) Plan were $1.8 million in 2012, $3.7 million in 2011, and $3.5 million in 2010.

Omnibus Incentive Plan

In April 2008, the Company adopted the NBT Bancorp Inc. 2008 Omnibus Incentive Plan (the “Plan”). Under the terms of the Plan, options and other equity-based awards are granted to directors and employees to increase their direct proprietary interest in the operations and success of the Company.  The Plan assumed all prior equity-based incentive plans and any new equity-based awards are granted under the terms of the Plan.  Under terms of the Plan, stock options are granted to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate ten years from the date of the grant.  Shares issued as a result of stock option exercises and vesting of restricted shares and stock unit awards are funded from the Company’s treasury stock.  Restricted shares granted under the Plan vest after five years for employees and three years for non-employee directors.  Restricted stock units granted under the Plan may have different terms and conditions.  Performance shares and units granted under the Plan for executives may have different terms and conditions.

The per share weighted average fair value of stock options granted during 2012, 2011, and 2010 was $4.57, $5.45, and $5.03, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

	Years ended December 31,
	2012	2011	2010
Dividend yield	3.94%	3.31%–3.82%	3.27%–3.96%
Expected volatility	34.64%	33.75%–34.36%	33.00%–33.86%
Risk-free interest rates	1.24%	1.48%–2.81%	1.90%–3.17%
Expected life	7 years	7 years	7 years

The following table summarizes information concerning stock options outstanding at December 31, 2012:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,863,590	$22.41
Granted	150	20.30
Exercised	(108,817)	17.53
Forfeited	(11,150)	21.92
Expired	(48,211)	22.50
Outstanding at December 31, 2012	1,695,562	$22.72	4.58	$51,236

Exercisable at December 31, 2012	1,480,737	$22.83	4.21	$43,043

Expected to Vest	205,476	$21.97	7.01	$7,752

Total stock-based compensation expense for stock option awards totaled $0.5 million for the year ended December 31, 2012, $0.9 million for the year ended December 31, 2011, and $1.8 million for the year ended December 31, 2010.  Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years ended
(dollars in thousands)	2012	2011	2010
Proceeds from stock options exercised	$1,908	$2,255	$1,778
Tax benefits related to stock options exercised	8	341	140
Intrinsic value of stock options exercised	498	897	574
Fair value of shares vested during the year	1,656	1,597	1,800

The Company has outstanding restricted and deferred stock awards granted from various plans at December 31, 2012. The Company recognized $3.7 million in stock-based compensation expense related to these stock awards for the year ended December 31, 2012, $3.2 million for the year ended December 31, 2011, and $2.0 million for the year ended December 31, 2010.  Tax benefits recognized with respect to restricted stock awards and stock units were $1.5 million, $1.2 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Unrecognized compensation cost related to restricted stock awards and stock units totaled $4.7 million at December 31, 2012 and will be recognized over 2.5 years on a weighted average basis.  Shares issued are funded from the Company’s treasury stock.  The following table summarizes information for unvested restricted stock awards outstanding as of December 31, 2012:

	Number	Weighted-Average
	of	Grant Date Fair
	Shares	Value
Unvested Restricted Stock Awards
Unvested at January 1, 2012	155,376	$23.92
Forfeited	(3,500)	$21.96
Vested	(34,726)	$22.61
Unvested at December 31, 2012	117,150	$24.36

The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2012:

	Number	Weighted-Average
	of	Grant Date Fair
	Shares	Value
Unvested Restricted Stock Units
Unvested at January 1, 2012	241,907	$23.95
Forfeited	(5,103)	-
Vested	(37,068)	-
Granted	206,322	22.38
Unvested at December 31, 2012	406,058	$25.64

The Company has 4.4 million securities remaining available to be granted as part of the Plan at December 31, 2012.

(19)	Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets.  The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2012, approximately 59% of the Company’s loans were secured by real estate located in central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, and the greater Burlington, Vermont area.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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
	At December 31,
(In thousands)	2012	2011
Unused lines of credit	$163,626	$161,551
Commitments to extend credits, primarily variable rate	678,093	603,322
Standby letters of credit	37,510	26,783
Commercial letters of credit	16,607	15,218
Loans sold with recourse	13,690	16,175

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.  The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  The fair value of the Company’s stand-by letters of credit at December 31, 2012 and 2011 was not significant.

The total amount of loans serviced by the Company for unrelated third parties was approximately $308.4 million and $301.9 million at December 31, 2012 and 2011, respectively.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated.  In the opinion of management, the aggregate amount involved in such proceedings at December 31, 2012 is not material to the consolidated balance sheets or results of operations of the Company.

(20)	Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2012	2011
Assets
Cash and cash equivalents	$23,095	$2,454
Securities available for sale, at estimated fair value	12,866	9,825
Trading securities	3,371	2,550
Investment in subsidiaries, on equity basis	635,851	622,885
Other assets	48,324	48,153
Total assets	$723,507	$685,867
Liabilities and Stockholders’ Equity
Total liabilities	$141,234	$147,757
Stockholders’ equity	582,273	538,110
Total liabilities and stockholders’ equity	$723,507	$685,867

Condensed Income Statements

	Years ended December 31,
(In thousands)	2012	2011	2010
Dividends from subsidiaries	$79,175	$54,400	$12,000
Management fee from subsidiaries	78,665	69,430	68,228
Securities gains (losses)	442	(31)	1,814
Interest, dividend and other income	720	628	1,136
Total revenue	159,002	124,427	83,178
Operating expense	79,015	75,254	72,436
Income before income tax benefit and equity in undistributed income of subsidiaries	79,987	49,173	10,742
Income tax (expense) benefit	(284)	1,340	282
Dividends in excess of income (equity in undistributed income) of subsidiaries	(25,145)	7,388	46,380
Net income	$54,558	$57,901	$57,404

Statements of Cash Flow

	Years ended December 31,
(In thousands)	2012	2011	2010
Operating activities
Net income	$54,558	$57,901	$57,404
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	4,364	3,244	3,782
Gain (Loss) on sales of available-for-sale securities	442	31	(1,814)
Dividends in excess of income (equity in undistributed income) of subsidiaries	25,145	(7,388)	(46,380)
Net change in other liabilities	(3,181)	15,311	2,155
Net change in other assets	2,030	(11,607)	(2,605)
Net cash provided by operating activities	83,358	57,492	12,542
Investing activities
Purchases of available-for-sale securities	(4,163)	(968)	(1,745)
Sales and maturities of available-for-sale securities	1,445	71	7,807
Net cash used in acquisitions	(14,612)	-	-
Purchases of premises and equipment	(1,240)	(1,656)	(321)
Net cash (used in) provided by investing activities	(18,570)	(2,553)	5,741
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,387	1,386	1,675
Payments on long-term debt	(3,340)	(140)	(135)
Purchases of treasury shares	(15,490)	(30,502)	(477)
Cash dividends and payments for fractional shares	(26,712)	(27,063)	(27,577)
Excess tax benefit from exercise of stock options	8	341	140
Net cash used in financing activities	(44,147)	(55,978)	(26,374)
Net increase (decrease) in cash and cash equivalents	20,641	(1,039)	(8,091)
Cash and cash equivalents at beginning of year	2,454	3,493	11,584
Cash and cash equivalents at end of year	$23,095	$2,454	$3,493

A statement of changes in stockholders’ equity has not been presented since it is the same as the consolidated statement of changes in stockholders’ equity previously presented.

(21)	Fair Values of Financial Instruments

The following table sets forth information with regard to estimated fair values of financial instruments at December 31, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		December 31, 2012		December 31, 2011
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$60,563	$61,535	$70,811	$72,198
Net loans	3	4,208,282	4,313,244	3,728,869	3,821,640
Financial liabilities
Time deposits	2	$983,261	$994,376	$933,127	$942,437
Long-term debt	2	367,492	407,404	370,344	427,107
Trust preferred debentures	2	75,422	74,147	75,422	75,422

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

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value as of December 31, 2012 and December 31, 2011.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Assets:
Securities Available for Sale:
U.S. Treasury	$64,425	$-	$-	$64,425
Federal Agency	-	282,814	-	282,814
State & municipal	-	86,802	-	86,802
Mortgage-backed	-	250,281	-	250,281
Collateralized mortgage obligations	-	449,723	-	449,723
Other securities	11,866	2,088	-	13,954
Total Securities Available for Sale	$76,291	$1,071,708	$-	$1,147,999
Trading Securities	3,918	-	-	3,918
Interest Rate Swaps	-	1,490	-	1,490
Total	$80,208	$1,073,198	$-	$1,153,407

Liabilities:
Interest Rate Swaps	$-	$1,490	$-	$1,490
Total	$-	$1,490	$-	$1,490

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
Assets:
Securities Available for Sale:
U.S. Treasury	$82,233	$-	$-	$82,233
Federal Agency	-	255,846	-	255,846
State & municipal	-	104,789	-	104,789
Mortgage-backed	-	325,397	-	325,397
Collateralized mortgage obligations	-	465,475	-	465,475
Other securities	8,825	2,054	-	10,879
Total Securities Available for Sale	$91,058	$1,153,561	$-	$1,244,619

Trading Securities	3,062	-	-	3,062
Total	$94,120	$1,153,561	$-	$1,247,681

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

FASB ASC Topic 820 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis.  In accordance with the provisions of FASB ASC Topic 310, the Company had collateral dependent impaired loans with a carrying value of approximately $8.4 million which had specific reserves included in the allowance for loan losses of $2.8 million at December 31, 2012.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  The fair value of underlying collateral is generally determined through independent appraisals, which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

FASB ASC Topic 825 gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  As of December 31, 2012, the Company has not elected the fair value option for any eligible items.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2012 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited NBT Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Albany, New York
March 1, 2013

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information for the executive officers of NBT Bancorp Inc.

	Age at
Name	December 31, 2012	Positions Held with the Company and NBT Bank

Martin A. Dietrich	57	President and Chief Executive Officer

Michael J. Chewens	51	Senior Executive Vice President and Chief Financial Officer

David E. Raven	50	President of Retail Banking of NBT Bank, President and Chief Executive Officer of the Pennstar Bank Division

Jeffrey M. Levy	51	President of Commercial Banking and Capital Region President of NBT Bank

F. Sheldon Prentice	62	Corporate Senior Vice President, General Counsel and Corporate Secretary

Information concerning the principal occupation of these executive officers of NBT Bancorp Inc. and NBT Bank during at least the last five years is set forth below.

Martin A. Dietrich has served as the President and Chief Executive Officer of the Company and NBT Bank since January 2004.  Prior to that, Mr. Dietrich was President and Chief Operating Officer of NBT Bank from September 1999 to December 2003.  He is currently a director of Preferred Mutual Insurance Company, Independent Bankers Association of New York, and New York Bankers Association.  Mr. Dietrich has been a director of the Bank since 1993, Pennstar Bank since 2004, and NBT since 2005.

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

Additional information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 7, 2013 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2012 fiscal year end.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2012 fiscal year end.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to shares of Common Stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A.)
Equity compensation plans approved by stockholders	1,695,562	$22.72	4,356,981
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2012 fiscal year end.

ITEM 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2012 fiscal year end.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2012 fiscal year end.

PART  IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Income for each of the three years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2012, 2011 and 2010.

Notes to the Consolidated Financial Statements.

(a)(2)  There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3)  See below for all exhibits filed herewith and the Exhibit Index.

2.1
Agreement and Plan of Merger, dated as of October 7, 2012, by and between NBT Bancorp, Inc. and Alliance Financial Corporation (filed as Exhibit 2.1 to Registrant’s Form 8-K, File Number 0-14703, filed on October 9, 2012, and incorporated herein by reference).

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

3.3
Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registratrant’s Form 8-K, file number 0-14703, filed on November 18, 2004, and incorporated herein by reference).

4.1
Specimen common stock certificate for NBT’s Bancorp Inc. common stock (filed as Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on December 27, 2005 and incorporated herein by reference).

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
10.22
Employment Agreement, dated May 7, 2010, by and between F. Sheldon Prentice and NBT Bancorp Inc. (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2010, filed on May 10, 2010 and incorporated herein by reference).*

10.23
Change in Control Agreement, dated May 7, 2010, by and between F. Sheldon Prentice and NBT Bancorp Inc. (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2010, filed on May 10, 2010 and incorporated herein by reference).*

10.24
Long Term Incentive Compensation Plan for Named Executive Officers (filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2011, filed on February 29, 2011 and incorporated herein by reference).*

10.25
Consulting Agreement, dated October 7, 2012, by and between NBT Bancorp, Inc. and Joseph Nasser (filed as Exhibit 10.1 to the Registrant’s Form 8-K, File Number 0-14703, filed on October 12, 2012, and incorporated herein by reference).*

10.26
Employment Agreement, dated May 4, 2012, by and between Timothy L. Brenner and NBT Bancorp Inc. (filed as Exhibit 10.4 to Registrant’s Form S-4, filed on January 28, 2013 and incorporated herein by reference).*

10.27
Change in Control Agreement, dated May 4, 2013, by and between Timothy L. Brenner and NBT Bancorp Inc. (filed as Exhibit 10.5 to Registrant’s Form S-4, filed on January 28, 2013 and incorporated herein by reference).*

10.28	Employment Agreement dated October 7, 2012 between NBT Bancorp, Inc. and Jack H. Webb.*
21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement
(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as noted above.

(c)	Not applicable

SIGNATURES

Pursuant  to the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  NBT Bancorp Inc. has duly caused this report to be signed on its behalf  by  the  undersigned,  thereunto  duly  authorized.

NBT BANCORP INC. (Registrant)
March 1, 2013

/s/ Martin A. Dietrich

Martin A. Dietrich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daryl R. Forsythe

Daryl R. Forsythe
Chairman and Director
Date:	March 1, 2013

/s/ Martin A. Dietrich

Martin A. Dietrich
NBT Bancorp Inc. President, CEO, and Director (Principal Executive Officer)
Date:	March 1, 2013

/s/ Michael J. Chewens

Michael J. Chewens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	March 1, 2013

/s/ Richard Chojnowski

Richard Chojnowski, Director
Date:	March 1, 2013

/s/ Patricia T. Civil

Patricia T. Civil, Director
Date:	March 1, 2013

/s/ Timothy E. Delaney

Timothy E. Delaney, Director
Date:	March 1, 2013

/s/ James H. Douglas

James H. Douglas, Director
Date:	March 1, 2013

/s/ John C. Mitchell

John C. Mitchell, Director
Date:	March 1, 2013

/s/ Michael M. Murphy

Michael M. Murphy, Director
Date:	March 1, 2013

/s/ Joseph A. Santangelo

Joseph A. Santangelo, Director
Date:	March 1, 2013

/s/ Robert A. Wadsworth

Robert A. Wadsworth, Director
Date:	March 1, 2013