Form 10-Q
period 2013-03-31
NBT BANCORP INC
filed 2013-05-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.
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

As of April 30, 2013, there were 43,795,888 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended March 31, 2013

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets
	March 31,	December 31,
(In thousands, except share and per share data)	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$133,632	$157,094
Short-term interest bearing accounts	165,514	6,574
Securities available for sale, at fair value	1,465,791	1,147,999
Securities held to maturity (fair value $63,361 and $61,535, respectively)	62,474	60,563
Trading securities	4,762	3,918
Federal Reserve and Federal Home Loan Bank stock	35,918	29,920
Loans	5,195,033	4,277,616
Less allowance for loan losses	68,734	69,334
Net loans	5,126,299	4,208,282
Premises and equipment, net	88,582	77,875
Goodwill	263,645	152,373
Intangible assets, net	29,273	16,962
Bank owned life insurance	112,123	80,702
Other assets	122,818	99,997
Total assets	$7,610,831	$6,042,259
Liabilities
Demand (noninterest bearing)	$1,503,849	$1,242,712
Savings, NOW, and money market	3,345,634	2,558,376
Time	1,166,480	983,261
Total deposits	6,015,963	4,784,349
Short-term borrowings	185,871	162,941
Long-term debt	428,661	367,492
Trust preferred debentures	101,196	75,422
Other liabilities	75,845	69,782
Total liabilities	6,807,536	5,459,986
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2013 and December 31, 2012	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at March 31, 2013 and December 31, 2012; issued 49,651,494 at March 31, 2013 and 39,305,131 at December 31, 2012	497	393
Additional paid-in-capital	573,138	346,692
Retained earnings	358,449	357,558
Accumulated other comprehensive loss	(7,126)	(5,880)
Common stock in treasury, at cost, 5,910,399 and 5,529,781 shares at March 31, 2013 and December 31, 2012, respectively	(121,663)	(116,490)
Total stockholders’ equity	803,295	582,273
Total liabilities and stockholders’ equity	$7,610,831	$6,042,259

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Income (unaudited)	2013	2012
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$53,695	$50,208
Securities available for sale	5,746	7,366
Securities held to maturity	525	640
Other	403	392
Total interest, fee, and dividend income	60,369	58,606
Interest expense
Deposits	4,150	5,143
Short-term borrowings	42	41
Long-term debt	3,609	3,581
Trust preferred debentures	428	449
Total interest expense	8,229	9,214
Net interest income	52,140	49,392
Provision for loan losses	5,658	4,471
Net interest income after provision for loan losses	46,482	44,921
Noninterest income
Insurance and other financial services revenue	6,893	6,154
Service charges on deposit accounts	4,323	4,341
ATM and debit card fees	3,242	2,962
Retirement plan administration fees	2,682	2,333
Trust	2,913	2,129
Bank owned life insurance	849	971
Net securities gains	1,145	455
Other	3,182	3,711
Total noninterest income	25,229	23,056
Noninterest expense
Salaries and employee benefits	27,047	26,725
Occupancy	4,977	4,491
Data processing and communications	3,455	3,258
Professional fees and outside services	2,901	2,725
Equipment	2,582	2,380
Office supplies and postage	1,590	1,671
FDIC expenses	1,130	931
Advertising	723	802
Amortization of intangible assets	851	819
Loan collection and other real estate owned	718	638
Merger related expenses	10,681	511
Other	4,050	3,523
Total noninterest expense	60,705	48,474
Income before income tax expense	11,006	19,503
Income tax expense	3,357	5,853
Net income	$7,649	$13,650
Earnings per share
Basic	$0.21	$0.41
Diluted	$0.21	$0.41

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2013	2012
(In thousands)
Net income	$7,649	$13,650
Other comprehensive (loss) income, net of tax
Unrealized net holding (losses) gains arising during the period (pre-tax amounts of ($1,752) and $644)	(1,058)	386
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $1,145 and $455)	(691)	(273)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $826 and $857)	503	516
Total other comprehensive (loss) income	(1,246)	629
Comprehensive income	$6,403	$14,279

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	Loss	in Treasury	Total
(in thousands, except share and per share data)

Balance at December 31, 2011	$380	$317,329	$329,981	$(6,104)	$(103,476)	$538,110
Net income	-	-	13,650	-	-	13,650
Cash dividends - $0.20 per share	-	-	(6,648)	-	-	(6,648)
Net issuance of 83,850 shares to employee benefit plans and other stock plans, including tax benefit	-	(561)	(196)	-	1,742	985
Stock-based compensation	-	2,007	-	-	-	2,007
Other comprehensive income	-	-	-	629	-	629
Balance at March 31, 2012	$380	$318,775	$336,787	$(5,475)	$(101,734)	$548,733

Balance at December 31, 2012	$393	$346,692	$357,558	$(5,880)	$(116,490)	$582,273
Net income	-	-	7,649	-	-	7,649
Cash dividends - $0.20 per share	-	-	(6,758)	-	-	(6,758)
Issuance of 10,346,363 shares, net of 408,957 treasury shares, for Alliance acquisition	104	225,447	-	-	(5,779)	219,772
Net issuance of 28,339 shares to employee benefit plans and other stock plans, including tax benefit	-	(965)	-	-	606	(359)
Stock-based compensation	-	1,964	-	-	-	1,964
Other comprehensive loss	-	-	-	(1,246)	-	(1,246)
Balance at March 31, 2013	$497	$573,138	$358,449	$(7,126)	$(121,663)	$803,295

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2013	2012
(In thousands, except per share data)
Operating activities
Net income	$7,649	$13,650
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	5,658	4,471
Depreciation and amortization of premises and equipment	1,791	1,489
Net accretion on securities	1,091	644
Amortization of intangible assets	851	819
Stock based compensation	1,964	2,007
Bank owned life insurance income	(849)	(971)
Purchases of trading securities	(744)	(496)
Unrealized gains on trading securities	(100)	(178)
Deferred income tax benefit	(309)	(1,706)
Proceeds from sales of loans held for sale	15,417	14,026
Originations and purchases of loans held for sale	(17,307)	(15,239)
Net gains on sales of loans held for sale	(480)	(441)
Net security gains	(1,145)	(455)
Net gain on sales of other real estate owned	(151)	(247)
Net decrease in other assets	915	5,032
Net decrease in other liabilities	(9,336)	(7,836)
Net cash provided by operating activities	4,915	14,569
Investing activities
Net cash provided by acquisitions	81,049	48,340
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	109,986	100,340
Proceeds from sales	2,607	1,791
Purchases	(119,749)	(100,624)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	6,940	6,406
Purchases	(3,131)	(6,010)
Proceeds from FHLB stock redemption	1,989	-
Net increase in loans	(17,791)	(18,940)
Purchases of premises and equipment	(1,006)	(1,502)
Proceeds from sales of other real estate owned	1,023	637
Net cash provided by investing activities	61,917	30,438
Financing activities
Net increase in deposits	118,194	146,348
Net increase (decrease) in short-term borrowings	1,326	(15,615)
Repayments of long-term debt	(43,757)	(4)
Issuance of long-term debt	-	150
Excess tax (provision) benefit from exercise of stock options	(17)	70
Issuance of shares to employee benefit plans and other stock plans	(342)	915
Cash dividends and payment for fractional shares	(6,758)	(6,648)
Net cash provided by financing activities	68,646	125,216
Net increase in cash and cash equivalents	135,478	170,223
Cash and cash equivalents at beginning of period	163,668	129,381
Cash and cash equivalents at end of period	$299,146	$299,604

See accompanying notes to unaudited interim consolidated financial statements.

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,000	$8,976
Income taxes paid	344	1,970
Noncash investing activities:
Loans transferred to OREO	$959	$184
Acquisitions:
Fair value of assets acquired	$1,503,448	$5,976
Fair value of liabilities assumed	1,283,676	54,316
Fair value of debt issued in purchase combination	-	150

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Note 1.	Description of Business

NBT Bancorp Inc. (the “Registrant”) is a registered financial holding company incorporated in the State of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II (the “Trusts”).  Through the Bank, the Company is focused on community banking operations.  Through NBT Financial, the Company operates EPIC Advisors, Inc. (“EPIC”), a retirement plan administrator.  Through NBT Holdings, the Company operates Mang Insurance Agency, LLC (“Mang”), a full-service insurance agency.  The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions. The Registrant’s primary business consists of providing commercial banking and financial services to customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial, and NBT Holdings.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York, northeastern Pennsylvania, northwestern Vermont, western Massachusetts, and southern New Hampshire market areas.

Note 2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings.  Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.”  The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles (“GAAP”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

Note 3.	Acquisition

Alliance Financial Corporation
On March 8, 2013, the Company acquired Alliance Financial Corporation (“Alliance”), the parent company of Alliance Bank, N.A., for total consideration of $226 million.  As part of the acquisition, Alliance was merged with and into the Company and Alliance Bank, with 26 branch locations in the central New York counties of Onondaga, Cortland, Madison, Oneida and Oswego, was merged with and into the Bank.  The merger with Alliance enabled the Company to expand its footprint into demographically attractive and contiguous markets located in the aforementioned New York counties.  The results of Alliance’s operations are included in the Consolidated Statements of Income from the date of acquisition.

Under the terms of the merger agreement, each outstanding share of Alliance common stock was converted into the right to receive 2.1779 shares of the Company’s common stock.  As a result, Alliance shareholders received 10.3 million shares of Company common stock valued at $226 million.

In connection with the merger, the consideration paid and the fair value of the assets acquired and the liabilities assumed on the date of acquisition are as summarized in the following table, in thousands:

Consideration paid:
NBT Bancorp common stock issued to Alliance common shareholders	$225,551
Cash in lieu of fractional shares paid to Alliance common shareholders	11
Less treasury shares	5,779

Net consideration paid	$219,783

Recognized Amounts of Identifiable Assets Acquired and (Liabilities Assumed) At Fair Value:
Cash and short term investments	$81,060
Securities	320,618
Loans and Leases	904,473
Intangible assets	13,161
Other assets	71,900
Deposits	(1,113,420)
Borrowings	(126,530)
Trust preferred debentures	(25,774)
Other liabilities	(17,952)
Total identifiable net assets	$107,536

Goodwill	$112,247

The above recognized amounts of loans, other assets and other liabilities, at fair value, are preliminary estimates and are subject to adjustment but actual amounts are not expected to differ materially from those shown.

The estimated fair value of loans acquired from Alliance was determined by utilizing a methodology wherein similar loans were aggregated into pools.  Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value based on a current market rate for similar loans. There was no carryover of Alliance’s allowance for credit losses associated with the loans acquired as loans were initially recorded at fair value.

Information about the acquired loan portfolio as of March 8, 2013 is as follows (in thousands):

Contractually required principal and interest at acquisition	$908,614
Contractual cash flows not expected to be collected	(15,466)
Expected cash flows at acquisition	893,148
Interest component of expected cash flows (accretable premium)	11,325
Fair value of acquired loans	$904,473

The core deposit and trust intangible assets recognized as part of the Alliance merger are being amortized over their estimated useful lives of approximately 10 and 15 years, respectively, utilizing an accelerated method.  The goodwill, which is not amortized for book purposes, is not deductible for tax purposes.

The fair value of savings and transaction deposit accounts acquired from Alliance was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificates of deposit were valued by projecting the expected cash flows based on the contractual terms of the certificates of deposit.  These cash flows were discounted based on a current market rate for a certificate of deposit with a corresponding maturity.

The fair value of borrowings, which was comprised of FHLB advances, was determined by obtaining settlement quotes from the FHLB.

Direct costs related to the Alliance acquisition were expensed as incurred and amounted to $10.7 million for the three months ended March 31, 2013.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2012 under the “Pro forma” columns.  This pro forma information gives the effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects.  Merger and acquisition integration costs related to the Alliance acquisition are excluded from the periods in which they were incurred.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Alliance at the beginning of 2012.  Cost savings are also not reflected in the unaudited pro forma amounts for the three months ended March 31, 2012 and 2013.

	Pro forma
	Three months ended March 31,
	2013	2012

Net interest income	$59,052	$59,544
Noninterest income	29,908	27,532
Net income	16,509	16,158

Supplemental financial information regarding the former Alliance operations included in our Consolidated Statement of Income from the date of acquisition through March 31, 2013 has not been provided as it would be impracticable to do so.  The operations of Alliance have been integrated into the Bank’s operations and therefore financial information specific to revenues and expense associated with the Alliance operations is not accessible.

Note 4.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $1.1 billion at March 31, 2013 and $841.7 million at December 31, 2012.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $45.0 million at March 31, 2013 and $37.5 million at December 31, 2012. As of March 31, 2013, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $37.4 million at March 31, 2013 and $16.6 million at December 31, 2012.  As of March 31, 2013, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

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

To develop and document a systematic methodology for determining the allowance for loan losses, the Company has divided the loan portfolio into three segments, each with different risk characteristics and methodologies for assessing risk.  Those segments are further segregated between our loans accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired in a business combination (referred to as “acquired” loans).  Prior to 2013, separate disclosures for acquired loans were not significant and were included with originated loans in the Company’s asset quality disclosures.  Each portfolio segment is broken down into class segments where appropriate.  Class segments contain unique measurement attributes, risk characteristics and methods for monitoring and assessing risk that are necessary to develop the allowance for loan losses.  Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class segment.  The following table illustrates the portfolio and class segments for the Company’s loan portfolio:

Portfolio	Class
Commercial Loans	Commercial
Commercial Real Estate
Agricultural
Agricultural Real Estate
Business Banking

Consumer Loans	Indirect
Home Equity
Direct

Residential Real Estate Mortgages

Commercial Loans

Commercial – The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit.  Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment or other assets owned by the borrower.  These loans carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable and is generally less liquid than real estate. To reduce the risk, management also attempts to secure real estate as collateral and obtain personal guarantees of the borrowers.

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

Business Banking - The Company offers a variety of loan options to meet the specific needs of our business banking customers including term loans, business banking mortgages and lines of credit.  Such loans are generally less than $0.5 million and are made available to businesses for working capital such as inventory and receivables, business expansion, equipment purchases, and agricultural needs.  Generally, a collateral lien is placed on equipment or other assets owned by the borrower such as inventory and/or receivables.  These loans carry a higher risk than commercial loans due to the smaller size of the borrower and lower levels of capital.  To reduce the risk, the Company obtains personal guarantees of the owners for a majority of the loans.

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

Home Equity – The Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Consumers are able to borrower up to 85% of the equity in their homes.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  These loans carry a higher risk than first mortgage residential loans as they are in a second position with respect to collateral.  Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

Residential Real Estate Mortgages

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

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectability of the portfolio.  For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans, estimates of the Company’s exposure to credit loss reflect a current assessment of a number of factors, which could affect collectability.  These factors include:  past loss experience;  size, trend, composition, and nature of loans;  changes in lending policies and procedures, including underwriting standards and collection,  charge-offs  and  recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market;  portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make loan grade changes as well as recognize additions to the allowance based on their examinations.

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

The following table illustrates the changes in the allowance for loan losses by our originated portfolio segments for the three months ended March 31, 2013 and 2012:

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of December 31, 2012	$35,624	$27,162	$6,252	$296	$69,334
Charge-offs	(3,322)	(3,723)	(671)	-	(7,716)
Recoveries	467	977	14	-	1,458
Provision	2,589	1,869	1,113	87	5,658
Ending Balance as of March 31, 2013	$35,358	$26,285	$6,708	$383	$68,734

Balance as of December 31, 2011	$38,831	$26,049	$6,249	$205	$71,334
Charge-offs	(1,130)	(4,052)	(358)	-	(5,540)
Recoveries	385	675	9	-	1,069
Provision	(299)	4,118	620	32	4,471
Ending Balance as of March 31, 2012	$37,787	$26,790	$6,520	$237	$71,334

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.  As of March 31, 2013 and 2012, there was no allowance for loan losses for the acquired loan portfolio. Net charge-offs related to acquired loans totaled $0.2 million during the three months ended March 31, 2013 and is included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of March 31, 2013 and December 31, 2012:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
As of March 31, 2013

Allowance for loan losses	$35,358	$26,285	$6,708	$383	$68,734

Allowance for loans individually evaluated for impairment	$607	$-	$-		$607

Allowance for loans collectively evaluated for impairment	$34,751	$26,285	$6,708	$383	$68,127

Ending balance of loans	$2,306,954	$1,891,154	$996,925		$5,195,033

Ending balance of loans individually evaluated for impairment	$9,690	$-	$-		$9,690

Ending balance of acquired loans	$466,673	$294,780	$361,680		$1,123,133

Ending balance of loans collectively evaluated for impairment	$1,830,591	$1,596,374	$635,245		$4,062,210

As of December 31, 2012

Allowance for loan losses	$35,624	$27,162	$6,252	$296	$69,334

Allowance for loans individually evaluated for impairment	$2,848	$-	$-		$2,848

Allowance for loans collectively evaluated for impairment	$32,776	$27,162	$6,252	$296	$66,486

Ending balance of loans	$2,003,371	$1,623,138	$651,107		$4,277,616

Ending balance of loans individually evaluated for impairment	$11,972	$-	$-		$11,972

Ending balance of loans collectively evaluated for impairment	$1,991,399	$1,623,138	$651,107		$4,265,644

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

The following table illustrates the Company’s nonaccrual loans by loan class:

Loans on Nonaccrual Status as of:

(In thousands)	March 31, 2013	December 31, 2012
ORIGINATED
Commercial Loans
Commercial	$3,098	$4,985
Commercial Real Estate	7,766	7,977
Agricultural	728	699
Agricultural Real Estate	1,164	1,038
Business Banking	6,843	6,738
	19,599	21,437

Consumer Loans
Indirect	1,782	1,557
Home Equity	7,241	7,247
Direct	270	266
	9,293	9,070

Residential Real Estate Mortgages	8,061	9,169

	$36,953	$39,676

ACQUIRED
Commercial Loans
Commercial	$76
Business Banking	1,266
	1,342

Consumer Loans
Indirect	168
Home Equity	465
Direct	85
	718

Residential Real Estate Mortgages	2,713

	$4,773

Total nonaccrual loans	$41,726	$39,676

The following tables set forth information with regard to past due and nonperforming loans by loan class as of March 31, 2013 and December 31, 2012:

Age Analysis of Past Due Financing Receivables
As of March 31, 2013
(in thousands)

			Greater Than
	31-60 Days	61-90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Loans
ORIGINATED
Commercial Loans
Commercial	$549	$-	$-	$549	$3,098	$545,847	$549,494
Commercial Real Estate	1,753	-	-	1,753	7,766	849,715	859,234
Agricultural	111	49	-	160	728	60,297	61,185
Agricultural Real Estate	39	-	-	39	1,164	33,136	34,339
Business Banking	2,817	717	-	3,534	6,843	325,652	336,029
	5,269	766	-	6,035	19,599	1,814,647	1,840,281

Consumer Loans
Indirect	8,783	1,667	863	11,313	1,782	981,043	994,138
Home Equity	4,811	1,450	533	6,794	7,241	525,902	539,937
Direct	449	87	52	588	270	61,441	62,299
	14,043	3,204	1,448	18,695	9,293	1,568,386	1,596,374
Residential Real Estate Mortgages	3,249	471	79	3,799	8,061	623,385	635,245
	$22,561	$4,441	$1,527	$28,529	$36,953	$4,006,418	$4,071,900

ACQUIRED
Commercial Loans
Commercial	$1,037	$124	$-	$1,161	$76	$132,082	$133,319
Commercial Real Estate	1,484	456	-	1,940	-	242,561	244,501
Business Banking	1,663	241	6	1,910	1,266	85,677	88,853
	4,184	821	6	5,011	1,342	460,320	466,673

Consumer Loans
Indirect	833	18	41	892	168	186,677	187,737
Home Equity	961	273	67	1,301	465	95,806	97,572
Direct	63	2	10	75	85	9,311	9,471
	1,857	293	118	2,268	718	291,794	294,780
Residential Real Estate Mortgages	5,980	170	-	6,150	2,713	352,817	361,680
	$12,021	$1,284	$124	$13,429	$4,773	$1,104,931	$1,123,133

As of December 31, 2012
(in thousands)

			Greater Than
	31-60 Days	61-90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Loans
Commercial Loans
Commercial	$-	$-	$-	$-	$4,985	$556,496	$561,481
Commercial Real Estate	126	-	-	126	7,977	966,692	974,795
Agricultural	22	-	-	22	699	63,037	63,758
Agricultural Real Estate	108	-	103	211	1,038	36,128	37,377
Business Banking	3,019	708	45	3,772	6,738	355,450	365,960
	3,275	708	148	4,131	21,437	1,977,803	2,003,371

Consumer Loans
Indirect	10,956	2,477	1,205	14,638	1,557	964,802	980,997
Home Equity	6,065	1,223	681	7,969	7,247	560,066	575,282
Direct	717	144	84	945	266	65,648	66,859
	17,738	3,844	1,970	23,552	9,070	1,590,516	1,623,138
Residential Real Estate Mortgages	1,839	725	330	2,894	9,169	639,044	651,107
	$22,852	$5,277	$2,448	$30,577	$39,676	$4,207,363	$4,277,616

There were no material commitments to extend further credit to borrowers with nonperforming loans.

Impaired Loans
The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified loans with outstanding balances of $0.5 million or more are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  All impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  Any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for credit losses.

The following table provides information on impaired loans and specific reserve allocations as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
With no related allowance recorded:
Commercial Loans
Commercial	$5,106	$7,374		$1,651	$1,710
Commercial Real Estate	8,461	9,156		8,709	9,553
Agricultural	873	1,269		940	1,286
Agricultural Real Estate	1,833	2,163		1,713	2,026
Business Banking	8,385	11,429		7,048	9,579
Total Commercial Loans	24,658	31,391		20,061	24,154

Consumer Loans
Home Equity	2,910	3,084		2,553	2,657

Residential Real Estate Mortgages	2,022	2,407		2,011	2,308
	29,590	36,882		24,625	28,967

With an allowance recorded:
Commercial Loans
Commercial	$-	$-	$-	$4,335	$4,340	$2,241
Commercial Real Estate	4,068	5,689	607	4,068	5,689	607
	4,068	5,689	607	8,403	10,029	2,848

Total:	$33,658	$42,571	$607	$33,028	$39,148	$2,848

The following table summarizes the average recorded investments on impaired loans and the interest income recognized for the three months ended March 31, 2013 and 2012:

	For the three months ended
	March 31, 2013			March 31, 2012
	Average	Interest Income		Average	Interest Income
	Recorded	Recognized		Recorded	Recognized
(in thousands)	Investment	Accrual	Cash	Investment	Accrual	Cash
With no related allowance recorded:
Commercial Loans
Commercial	$6,038	$15	$15	$1,974	$14	$14
Commercial Real Estate	8,545	61	61	5,821	15	15
Agricultural	1,004	11	11	3,117	45	45
Agricultural Real Estate	1,841	17	17	1,977	17	17
Business Banking	8,189	54	54	7,730	60	60
Consumer Loans
Home Equity	2,643	39	39	1,909	31	31
Residential Real Estate Mortgages	1,988	25	25	1,031	13	13
	$30,248	$222	$222	$23,559	$195	$195

With an allowance recorded:
Commercial Loans
Commercial	-	-	-	1,432	47	47
Commercial Real Estate	4,068	-	-	-	-	-
	$4,068	$-	$-	$1,432	$47	$47

Total:	$34,316	$222	$222	$24,991	$242	$242

Credit Quality Indicators
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
Substandard loans have a high probability of payment default, or they have other well-defined weaknesses. They require more intensive supervision by bank management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. For some Substandard loans, the likelihood of full collection of interest and principal may be in doubt and those loans should be placed on nonaccrual. Although Substandard assets in the aggregate will have a distinct potential for loss, an individual asset’s loss potential does not have to be distinct for the asset to be rated Substandard.

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

The following tables illustrate the Company’s credit quality by loan class as of March 31, 2013 and December 31, 2012:

Credit Quality Indicators
As of March 31, 2013

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$525,022	$819,736	$55,091	$30,515	$1,430,364
Special Mention	14,810	19,972	13	3	34,798
Substandard	9,159	19,526	6,050	3,821	38,556
Doubtful	503	-	31	-	534
Total	$549,494	$859,234	$61,185	$34,339	$1,504,252

Business Banking Credit Exposure By Internally Assigned Grade:	Small Business				Total
Non-classified	$315,645				$315,645
Classified	20,384				20,384
Total	$336,029				$336,029

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$991,493	$532,163	$61,977		$1,585,633
Nonperforming	2,645	7,774	322		10,741
Total	$994,138	$539,937	$62,299		$1,596,374

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$627,105				$627,105
Nonperforming	8,140				8,140
Total	$635,245				$635,245

Credit Quality Indicators
As of March 31, 2013

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate		Total
Pass	$122,178	$225,825		$348,003
Special Mention	3,013	6,368		9,381
Substandard	8,128	12,308		20,436
Doubtful	-	-		-
Total	$133,319	$244,501		$377,820

Business Banking Credit Exposure By Internally Assigned Grade:	Small Business			Total
Non-classified	$83,990			$83,990
Classified	4,863			4,863
Total	$88,853			$88,853

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$187,528	$97,040	$9,376	$293,944
Nonperforming	209	532	95	836
Total	$187,737	$97,572	$9,471	$294,780

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$358,967			$358,967
Nonperforming	2,713			2,713
Total	$361,680			$361,680

Credit Quality Indicators
As of December 31, 2012

Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$522,985	$901,928	$57,347	$33,472	$1,515,732
Special Mention	18,401	32,135	13	3	50,552
Substandard	17,351	40,732	6,362	3,902	68,347
Doubtful	2,744	-	36	-	2,780
Total	$561,481	$974,795	$63,758	$37,377	$1,637,411

Business Banking. Credit Exposure By Internally Assigned Grade:	Small Business				Total
Non-classified	$342,528				$342,528
Classified	23,432				23,432
Total	$365,960				$365,960

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$978,235	$567,354	$66,509		$1,612,098
Nonperforming	2,762	7,928	350		11,040
Total	$980,997	$575,282	$66,859		$1,623,138

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$641,608				$641,608
Nonperforming	9,499				9,499
Total	$651,107				$651,107

Troubled Debt Restructured Loans
The Company’s loan portfolio includes certain loans that have been modified where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Certain troubled debt restructured loans (“TDRs”) are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

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

TDRs that occurred during the three month period ending March 31, 2013 consisted of 10 home equity loans and one residential real estate mortgage totaling $0.6 million and $0.1 million, respectively.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the three month period ending March 31, 2013 there were no defaults on previously modified loans.

There were no new TDRs made during the three month period ending March 31, 2012.  During the three month period ending March 31, 2012 there were no defaults on loans modified within the previous 12 months.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended March 31,	2013	2012
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	36,410	33,063
Net income available to common shareholders	$7,649	$13,650
Basic EPS	$0.21	$0.41
Diluted EPS:
Weighted average common shares outstanding	36,410	33,063
Dilutive effect of common stock options and restricted stock	$384	$379
Weighted average common shares and common share equivalents	$36,794	$33,442
Net income available to common shareholders	7,649	13,650
Diluted EPS	$0.21	$0.41

There were 1,171,825 stock options for the quarter ended March 31, 2013 and 810,088 stock options for the quarter ended March 31, 2012 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at March 31, 2013 including eligible Alliance employees.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

The Company assumed a noncontributory, defined benefit pension plan in the Alliance acquisition.  The plan covers certain Alliance full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen.  Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation.

In addition to the pension plans, the Company also provides supplemental employee retirement plans to certain current and former executives.  These supplemental employee retirement plans and the defined benefit pension plans are collectively referred to herein as “Pension Benefits.”

Also, the Company provides certain health care benefits for retired employees.  Benefits are accrued over the employees’ active service period. Only employees that were employed by the Company on or before January 1, 2000 are eligible to receive postretirement health care benefits.  The plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the plan.  Eligibility is contingent upon the direct transition from active employment status to retirement without any break in employment from the Company.  Employees also must be participants in the Company’s medical plan prior to their retirement.  The Company funds the cost of postretirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years.  In addition, the Company assumed post-retirement medical life insurance benefits for certain Alliance employees, retirees and their spouses, if applicable, in the Alliance acquisition. These postretirement benefits are referred to herein as “Other Benefits.”

The components of expense for Pension Benefits and Other Benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
Components of net periodic benefit cost:	2013	2012	2013	2012
Service cost	$604	$756	$6	$5
Interest cost	722	774	34	39
Expected return on plan assets	(1,825)	(1,675)	-	-
Net amortization	603	859	223	(2)
Total cost	$104	$714	$263	$42

The Company is not required to make contributions to the plans in 2013, and did not do so during the three months ended March 31, 2013.

Market conditions can result in an unusually high degree of volatility and increase the risks and short term liquidity associated with certain investments held by the Company’s defined benefit pension plan (“the Plan”) which could impact the value of these investments.

Note 8.	Trust Preferred Debentures

The Company sponsors five business trusts, CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing in the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of that trust.  These five statutory business trusts are collectively referred herein to as “the Trusts.”  The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.  The Trusts are variable interest entities (“VIEs”) for which the Company is not the primary beneficiary, as defined by U.S. GAAP.  In accordance with U.S. GAAP, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

As of March 31, 2013, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Trust Preferred Debt Owed To Trust	Final Maturity Date

CNBF Capital Trust I	August-99	$18,000	3-month LIBOR plus 2.75%	$18,720	August-29

NBT Statutory Trust I	November-05	5,000	3-month LIBOR plus 1.40%	5,155	December-35

NBT Statutory Trust II	February-06	50,000	3-month LIBOR plus 1.40%	51,547	March-36

Alliance Financial Capital Trust I	December-03	10,000	3-month LIBOR plus 2.85%	10,310	January-34

Alliance Financial Capital Trust II	September-06	15,000	3-month LIBOR plus 1.65%	15,464	September-36

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

For the three month period ending March 31, 2013, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

March 31, 2013:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2013
Assets:
Securities Available for Sale:
U.S. Treasury	$69,225	$-	$-	$69,225
Federal Agency	-	297,373	-	297,373
State & municipal	-	146,252	-	146,252
Mortgage-backed	-	345,348	-	345,348
Collateralized mortgage obligations	-	591,738	-	591,738
Other securities	10,643	5,212	-	15,855
Total Securities Available for Sale	$79,868	$1,385,923	$-	$1,465,791
Trading Securities	4,762	-	-	4,762
Interest Rate Swaps	-	1,594	-	1,594
Total	$84,630	$1,387,517	$-	$1,472,147

Liabilities:
Interest Rate Swaps	$-	$1,594	$-	$1,594
Total	$-	$1,594	$-	$1,594

December 31, 2012:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Assets:
Securities Available for Sale:
U.S. Treasury	$64,425	$-	$-	$64,425
Federal Agency	-	282,814	-	282,814
State & municipal	-	86,802	-	86,802
Mortgage-backed	-	250,281	-	250,281
Collateralized mortgage obligations	-	449,723	-	449,723
Other securities	11,866	2,088	-	13,954
Total Securities Available for Sale	$76,291	$1,071,708	$-	$1,147,999
Trading Securities	3,918	-	-	3,918
Interest Rate Swaps	-	1,490	-	1,490
Total	$80,209	$1,073,198	$-	$1,153,407

Liabilities:
Interest Rate Swaps	$-	$1,490	$-	$1,490
Total	$-	$1,490	$-	$1,490

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the three month period ended March 31, 2013 and December 31, 2012 was related to impaired loans.  The Company had collateral dependent impaired loans with a carrying value of approximately $4.1 million which had specific reserves included in the allowance for loan losses of $0.6 million at March 31, 2013.  The Company had collateral dependent impaired loans with a carrying value of approximately $8.4 million which had specific reserves included in the allowance for loan losses of $2.8 million at December 31, 2012.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at March 31, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		March 31, 2013		December 31, 2012
(In thousands)	Fair Value Heirarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$62,474	$63,361	$60,563	$61,535
Net loans	3	5,126,299	5,226,708	4,208,282	4,313,244
Financial liabilities
Time deposits	2	$1,166,480	$1,178,242	$983,261	$994,376
Long-term debt	2	428,661	468,095	367,492	407,404
Trust preferred debentures	2	101,196	100,460	75,422	74,147

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

Trust Preferred Debentures
The fair value of trust preferred debentures has been estimated using a discounted cash flow analysis.

Note 12.  Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
March 31, 2013
U.S. Treasury	$68,557	$668	$-	$69,225
Federal Agency	296,135	1,343	105	297,373
State & municipal	142,714	3,579	41	146,252
Mortgage-backed:
Government-sponsored enterprises	304,955	10,130	25	315,060
U.S. government securities	28,649	1,641	2	30,288
Collateralized mortgage obligations:
Government-sponsored enterprises	526,545	4,247	339	530,453
U.S. government securities	60,093	1,193	1	61,285
Other securities	13,425	2,492	62	15,855
Total securities available for sale	$1,441,073	$25,293	$575	$1,465,791
December 31, 2012
U.S. Treasury	$63,668	$757	$-	$64,425
Federal Agency	281,398	1,507	91	282,814
State & municipal	82,675	4,127	-	86,802
Mortgage-backed:
Government-sponsored enterprises	221,110	11,175	-	232,285
U.S. government securities	16,351	1,645	-	17,996
Collateralized mortgage obligations:
Government-sponsored enterprises	399,147	4,418	-	403,565
U.S. government securities	44,825	1,333	-	46,158
Other securities	11,210	2,832	88	13,954
Total securities available for sale	$1,120,384	$27,794	$179	$1,147,999

Others securities primarily represent marketable equity securities.

Proceeds from the sales of securities available for sale were $2.6 million during the three months ended March 31, 2013, and gains on the sales were $1.1 million.  Proceeds from the sales of securities available for sale were $1.8 million during the three months ended March 31, 2012, and gains on the sales were $0.5 million.

Securities with amortized costs totaling $1.5 billion at March 31, 2013 and $1.2 billion at December 31, 2012, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at March 31, 2013 and December 31, 2012, securities available for sale with an amortized cost of $236.6 million and $209.0 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
March 31, 2013
Mortgage-backed	$1,127	$183	$-	$1,310
State & municipal	61,347	704	-	62,051
Total securities held to maturity	$62,474	$887	$-	$63,361
December 31, 2012
Mortgage-backed	$1,168	$184	$-	$1,352
State & municipal	59,395	788	-	60,183
Total securities held to maturity	$60,563	$972	$-	$61,535

The following table sets forth information with regard to investment securities with unrealized losses at March 31, 2013 and December 31, 2012:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

March 31, 2013
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	39,955	(105)	6	-	-	-	39,955	(105)	6
State & municipal	20,335	(41)	68	-	-	-	20,335	(41)	68
Mortgage-backed	15,977	(27)	11	-	-	-	15,977	(27)	11
Collateralized mortgage obligations	149,359	(340)	18	-	-	-	149,359	(340)	18
Other securities	-	-	-	186	(62)	1	186	(62)	1
Total securities with unrealized losses	$225,626	$(513)	103	$186	$(62)	1	$225,812	$(575)	104

December 31, 2012
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	39,906	(91)	4	-	-	-	39,906	(91)	4
Collaterized mortgage obligations	23	-	2	-	-	-	23	-	2
Other securities	468	(6)	1	167	(82)	1	635	(88)	2
Total securities with unrealized losses	$40,397	$(97)	7	$167	$(82)	1	$40,564	$(179)	8

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of March 31, 2013, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of March 31, 2013, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at March 31, 2013:
(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$45,889	$46,070
From one to five years	184,744	187,836
From five to ten years	382,001	388,831
After ten years	815,014	827,199
	$1,427,648	$1,449,936
Debt securities classified as held to maturity
Within one year	$24,547	$24,598
From one to five years	28,732	29,380
From five to ten years	6,125	6,130
After ten years	3,070	3,253
	$62,474	$63,361

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2013.

Note 13.  Reclassification Adjustments Out of Other Comprehensive (Loss) Income

The following table summarizes the reclassification adjustments out of accumulated other comprehensive loss (in thousands):

Detail About Accumulated Other Comprehensive (Loss) Income Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income
	Three months ended
	March 31, 2013	March 31, 2012
Available for sale securities:
Unrealized gain on available for sale securities	$1,145	$455	Net securities gains
Tax expense	(454)	(182)	Income tax expense
Net of tax	$691	$273

Pension and other benefits:
Amortization of net gains	$882	$911	Salaries and employee benefits
Amortization of prior service costs	(56)	(54)	Salaries and employee benefits
Tax benefit	323	341	Income tax expense
Net of tax	$503	$516

Total reclassifications during the period, net of tax	$1,194	$789

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for an understanding of the following discussion and analysis.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results of the full year ending December 31, 2013 or any future period.

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

Non-GAAP Measures
This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures adjust GAAP measures to exclude the effects of sales of securities and certain non-recurring and merger-related expenses.  Where non-GAAP disclosures are used in this Quarterly Report on Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables.  Management believes that these non-GAAP measures provided useful information that is important to an understanding of the operating results of the Company’s core business due to the non-recurring nature of the excluded items.  Non-GAAP measures should not be considered a substitute for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

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

Another critical accounting policy is the policy for acquired loans. Acquired loans are initially recorded at their acquisition date fair values. The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Subsequent to the acquisition of acquired impaired loans, applicable accounting guidance requires the continued estimation of expected cash flows to be received. This estimation involves the use of key assumptions and estimates, similar to those used in the initial estimate of fair value. Changes in expected cash flows could result in the recognition of impairment through provision for credit losses. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for the non-impaired acquired loans is similar to originated loans.

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

The Company’s policies on the allowance for loan losses, pension accounting, provision for income taxes and intangible assets are disclosed in Note 1 to the consolidated financial statements presented in our 2012 Annual Report on Form 10-K.  All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Overview
Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, tangible common equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first three months of 2013:

•	Completed the previously announced acquisition of Alliance Financial Corporation (“Alliance”) on March 8, 2013, a $1.4 billion financial holding company headquartered in Syracuse, N.Y.

•
Core earnings were $14.3 million for the three months ended March 31, 2013, up 8.5% from $13.2 million for the same period in 2012. Core diluted earnings per share for the three months ended March 31, 2013 were $0.39, equivalent to the same period last year.  Core annualized return on average assets and return on average equity were 0.90% and 9.01%, respectively, for the three months ended March 31, 2013, compared with 0.94% and 9.76%, respectively, for the three months ended March 31, 2012.

•
Reported results from the first quarter of 2013 include the impact of the acquisition of Alliance Financial Corporation (“Alliance”) since March 8, 2013, including approximately $10.7 million in merger related expenses.  Reported net income for the three months ended March 31, 2013 was $7.6 million, down from $13.7 million for the same period in 2012.  Reported earnings per diluted share for the three months ended March 31, 2013 was $0.21 for the three months ended March 31, 2013 as compared to $0.41 for the three months ended March 31, 2012.

•	Net interest margin (on a fully taxable equivalent basis (“FTE”)) was 3.68% for the three months ended March 31, 2013 as compared to 3.90% for the same period in 2012.

•	Past due loans as a percentage of total loans were 0.81% at March 31, 2013, as compared with 0.71% at December 31, 2012.

•	Net charge-offs were 0.56% of average loans for the first three months of 2013, compared to 0.55% for the year ended December 31, 2012.

•	The provision for loan losses was $5.7 million for the three months ended March 31, 2013, up from $4.5 million for the same period in 2012.

The following table depicts several annualized measurements of performance using Core and U.S. GAAP net income that management reviews in analyzing the Company’s performance. Returns on average assets and average equity measure how effectively an entity utilizes its total resources and capital, respectively. Net interest margin, which is the net FTE interest income divided by average earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.

Reconciliation of Non-GAAP Financial Measures:

Three Months Ended March 31,	2013	2012
Reported net income (GAAP)	$7,649	$13,650
Adj: Gain on sale of securities, net	(1,145)	(455)
Adj: Prepayment penalty fee	-	(750)
Plus: Merger related expenses	10,681	511
Total Adjustments	9,536	(694)
Income tax effect on adjustments	2,908	(208)
Core net income	$14,277	$13,164

	2013	2012
Core return on average assets	0.90%	0.94%
Core return on average equity	9.01%	9.76%
Core Return on Average Tangible Common Equity (1)	13.58%	14.01%

(1)  Excludes amortization of intangible assets (net of tax) from net income and average tangible common equity is calculated as follows:

	2013	2012
Average stockholders' equity	$642,693	$542,628
Less: average goodwill and other intangibles	200,779	150,478
Average tangible common equity	$441,914	$392,150

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

FTE net interest income increased $2.6 million during the three months ended March 31, 2013, compared to the same period of 2012.  The Company’s FTE net interest margin was 3.68% for the three months ended March 31, 2013, down from 3.90% for the three months ended March 31, 2012.  Average interest earning assets were $5.8 billion for the first quarter of 2013, an increase of 12.5% compared to the same period in 2012. The growth in earning assets was due to strong organic loan growth in 2012 as well as the acquisition of Alliance in March 2013.  The increase in average earning assets for the three months ended March 31, 2013 as compared to the same period of 2012 offset the decline in rates, resulting in the increase in net interest income over the same period last year.

For the three months ended March 31, 2013, total FTE interest income increased $1.6 million, or 2.6%, from the same period in 2012 as a result of the increase in average earning assets, attributed to aforementioned acquisition activity and strong organic loan growth in the previous year.  The average balance of loans for the three months ended March 31, 2013 was $4.5 billion, up approximately $682.6 million, or 17.9%, from the three months ended March 31, 2012.  The average balance of securities available for sale for the three months ended March 31, 2013 was $1.2 billion, down slightly from the three months ended March 31, 2012.  The growth in average earning assets was partially offset by a decrease in the yield earned on earning assets. The yield on securities available for sale decreased 52 bp to 2.09% for the first quarter of 2013 from 2.61% for same period in 2012.  In addition, the yield on loans decreased 46 bp to 4.87% for the three months ended March 31, 2013 from 5.33% for the three months ended March 31, 2012.  The decreases in the yield on securities and loans was due to the reinvestment of cash flows from loan principal payments and maturing of securities into the current low interest rate environment combined with the acquisition of Alliance interest earning assets at a lower average yield.

The reduction in yields on earning assets was partially offset by a reduction in rates paid on interest bearing liabilities.  The cost of interest bearing liabilities for the three months ended March 31, 2013 was down 17 bps to 0.76%.  The rate on time deposits was 1.26% for the three months ended March 31, 2013, compared with 1.63% for the three months ended March 31, 2012.  The rate on money market deposit accounts was 0.14% for the three months ended March 31, 2013, compared with 0.23% for the three months ended March 31, 2012.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Average interest bearing liabilities increased approximately $418.1 million, or 10.5%, for the three months ended March 31, 2013 as compared to the same period in 2012, which partially offset the decrease in total interest expense attributed to the decrease in the rates on interest bearing liabilities.  The increase in average interest bearing liabilities is primarily due to seasonal municipal deposits and the Alliance acquisition at the end of the quarter.

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

Three Months ended March 31,
		2013			2012
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$75,110	$39	0.21%	$80,127	$35	0.18%
Securities available for sale (1)(2)	1,197,238	6,179	2.09%	1,212,766	7,855	2.61%
Securities held to maturity (1)	52,905	790	6.06%	70,542	965	5.50%
Investment in FRB and FHLB Banks	31,312	367	4.75%	27,020	357	5.31%
Loans (3)	4,492,106	53,904	4.87%	3,809,461	50,445	5.33%
Total interest earning assets	$5,848,671	$61,279	4.25%	$5,199,916	$59,657	4.61%
Other assets	554,355			459,542
Total assets	$6,403,026			$5,659,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,190,555	410	0.14%	$1,089,347	$612	0.23%
NOW deposit accounts	799,219	447	0.23%	694,937	530	0.31%
Savings deposits	770,559	145	0.08%	641,969	114	0.07%
Time deposits	1,015,711	3,148	1.26%	956,350	3,887	1.63%
Total interest bearing deposits	$3,776,044	$4,150	0.45%	$3,382,603	$5,143	0.61%
Short-term borrowings	168,783	42	0.10%	162,806	41	0.10%
Trust preferred debentures	82,295	428	2.11%	75,422	449	2.40%
Long-term debt	382,177	3,609	3.83%	370,395	3,581	3.89%
Total interest bearing liabilities	$4,409,299	$8,229	0.76%	$3,991,226	$9,214	0.93%
Demand deposits	1,283,737			1,062,557
Other liabilities	67,297			63,047
Stockholders' equity	642,693			542,628
Total liabilities and stockholders' equity	$6,403,026			$5,659,458
Net interest income (FTE)		53,050			50,443
Interest rate spread			3.49%			3.68%
Net interest margin			3.68%			3.90%
Taxable equivalent adjustment		910			1,051
Net interest income		$52,140			$49,392

(1) Securities are shown at average amortized cost
(2) Excluding unrealized gains or losses
(3) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

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

Three months ended March 31,
	Increase (Decrease)
	2013 over 2012
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(12)	$16	$4
Securities available for sale	(103)	(1,573)	(1,676)
Securities held to maturity	(682)	507	(175)
Investment in FRB and FHLB Banks	188	(178)	10
Loans	25,962	(22,503)	3,459
Total interest income	25,353	(23,731)	1,622

Money market deposit accounts	328	(530)	(202)
NOW deposit accounts	376	(459)	(83)
Savings deposits	23	8	31
Time deposits	1,373	(2,112)	(739)
Short-term borrowings	2	(1)	1
Trust preferred debentures	181	(202)	(21)
Long-term debt	314	(286)	28
Total interest expense	2,597	(3,582)	(985)

Change in FTE net interest income	$22,756	$(20,149)	$2,607

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended March 31,
	2013	2012
(in thousands)
Insurance and other financial services revenue	$6,893	$6,154
Service charges on deposit accounts	4,323	4,341
ATM and debit card fees	3,242	2,962
Retirement plan administration fees	2,682	2,333
Trust	2,913	2,129
Bank owned life insurance	849	971
Net securities gains	1,145	455
Other	3,182	3,711
Total noninterest income	$25,229	$23,056

Noninterest income for the three months ended March 31, 2013 was $25.2 million, up 9.4% or $2.1 million, compared with $23.1 million for the same period in 2012.  Insurance and other financial services revenue increased approximately $0.7 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due primarily to an increase in insurance revenue in 2013.  Trust revenue increased approximately $0.8 million for the first quarter of 2013 as compared to the same period in 2012.  This increase was due primarily to trust business obtained from the Alliance acquisition.  Alliance had approximately $1 billion in assets under management at the time of the acquisition. Securities gains totaled approximately $1.1 million for the three months ended March 31, 2013 as compared to $0.5 million for the same period in 2012.  Retirement plan administration fees increased approximately $0.3 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due primarily to the addition of two large clients during the third quarter of 2012.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2013	2012
(in thousands)
Salaries and employee benefits	$27,047	$26,725
Occupancy	4,977	4,491
Data processing and communications	3,455	3,258
Professional fees and outside services	2,901	2,725
Equipment	2,582	2,380
Office supplies and postage	1,590	1,671
FDIC expenses	1,130	931
Advertising	723	802
Amortization of intangible assets	851	819
Loan collection and other real estate owned	718	638
Merger	10,681	511
Other	4,050	3,523
Total noninterest expense	$60,705	$48,474

Noninterest expense for the three months ended March 31, 2013 was $60.7 million, up $12.2 million or 25.2%, for the same period in 2012.  Excluding merger expenses totaling $10.7 million during the first quarter of 2013 and $0.5 million during the first quarter of 2012, noninterest expense was up $2.1 million, or 4.3%, for the first quarter of 2013 as compared to the first quarter of 2012.  Occupancy expenses for the three months ended March 31, 2013 increased $0.5 million, or 10.8%, over the same period in 2012 primarily due to 2012 acquisitions.  In addition, other operating expenses increased $0.5 million for the three months ended March 31, 2013 as compared to the same period in 2012.

Income Taxes
Income tax expense for the three month period ended March 31, 2013 was $3.4 million, down from $5.9 million for the same period in 2012.  The effective tax rate was 30.5% for the three months ended March 31, 2013, compared to 30.0% for the same period in 2012.

ANALYSIS OF FINANCIAL CONDITION

Securities
Average total earning securities decreased $33.2 million, or 2.6%, for the three months ended March 31, 2013 when compared to the same period in 2012.  The average balance of securities available for sale decreased $15.5 million, or 1.3%, for the three months ended March 31, 2013 when compared to the same period in 2012.  The average balance of securities held to maturity decreased $17.6 million, or 25.0%, for the three months ended March 31, 2013, compared to the same period in 2012.  This decrease was due primarily to the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 21.4% of total average earning assets for the three months ended March 31, 2013, down from 24.7% for the same period in 2012.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2013	December 31, 2012
Mortgage-backed securities:
With maturities 15 years or less	21%	18%
With maturities greater than 15 years	1%	2%
Collateral mortgage obligations	38%	36%
Municipal securities	13%	12%
US agency notes	24%	28%
Other	3%	4%
Total	100%	100%

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

Loans
A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	March 31, 2013	December 31, 2012
Residential real estate mortgages	$996,925	$651,107
Commercial	829,766	694,799
Commercial real estate mortgages	1,233,763	1,072,807
Real estate construction and development	136,402	123,078
Agricultural and agricultural real estate mortgages	107,023	112,687
Consumer	1,253,645	1,047,856
Home equity	637,509	575,282
Total loans	$5,195,033	$4,277,616

Total loans increased by $917.4 million, or 21.4%, at March 31, 2013 from December 31, 2012, and represent approximately 68.3% of assets, as compared to 70.8% of total assets at December 31, 2012.  The increase in loan is primarily due to the loans acquired in the Alliance acquisition.  The following table summarizes the Alliance acquired loan balances at fair value of as of March 8, 2013 (in thousands):

Acquired
Balances
Residential real estate mortgages	$333,105
Commercial	179,672
Commercial real estate mortgages	117,752
Consumer	200,470
Home equity	73,474
Total loans	$904,473

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

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectability of the portfolio.  For individually analyzed loans, these factors include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date.  For homogeneous pools of loans, estimates of the Company’s exposure to credit loss reflect a thorough current assessment of a number of factors, which could affect collectability. These factors include: past loss experience; the size, trend, composition, and nature of the loans; changes in lending policies and procedures, including underwriting  standards and collection, charge-off and recovery practices;  trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff.  In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination, which may not be currently available to management.

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

Allowance For Loan Losses
	Three months ended
(dollars in thousands)	March 31, 2013		March 31, 2012
Balance, beginning of period	$69,334		$71,334
Recoveries	1,458		1,069
Chargeoffs	(7,716)		(5,540)
Net chargeoffs	(6,258)		(4,471)
Provision for loan losses	5,658		4,471
Balance, end of period	$68,734		$71,334
Composition of Net Chargeoffs
Commercial and agricultural	$(2,855)	46%	$(745)	17%
Real estate mortgage	(657)	10%	(349)	8%
Consumer	(2,746)	44%	(3,377)	75%
Net chargeoffs	$(6,258)	100%	$(4,471)	100%
Annualized net chargeoffs to average loans	0.56%		0.47%

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

Nonperforming Assets
	March 31,		December 31,
(Dollars in thousands)	2013		2012
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$20,462	50%	$20,923	53%
Real estate mortgages	9,583	23%	8,083	20%
Consumer	8,961	21%	8,440	21%
Troubled debt restructured loans	2,720	7%	2,230	6%
Total nonaccrual loans	41,726	100%	39,676	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	6	0%	148	6%
Real estate mortgages	79	5%	330	13%
Consumer	1,566	95%	1,970	79%
Total loans 90 days or more past due and still accruing	1,651	100%	2,448	100%

Total nonperforming loans	43,377		42,124
Other real estate owned (OREO)	2,864		2,276
Total nonperforming assets	$46,241		$44,400
Total nonperforming loans to total loans	0.83%		0.98%
Total nonperforming assets to total assets	0.61%		0.73%
Total allowance for loan losses to nonperforming loans	158.46%		164.60%

Past due loans as a percentage of total loans was 0.81% at March 31, 2013, up from 0.71% at December 31, 2012.  In addition to nonperforming loans, the Company has also identified approximately $83.4 million in potential problem loans at March 31, 2013 as compared to $79.6 million at December 31, 2012.  At March 31, 2013, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan losses of $5.7 million for the three months ended March 31, 2013, compared with $4.5 million for the three months ended March 31, 2012.  Net charge-offs were $6.3 million for the three months ended March 31, 2013, up from $4.5 million for the same period in 2012, due primarily to the charge-off of one large commercial loan that was previously reserved for.  Net charge-offs to average loans for the three months ended March 31, 2013 was 0.56%, compared to 0.47% for the three months ended March 31, 2012.

The allowance for loan losses totaled $68.7 million at March 31, 2013, compared to $69.3 million at December 31, 2012.  The allowance for loan losses as a percentage of loans was 1.32% (1.69% excluding acquired loans with no related allowance recorded) at March 31, 2013, compared to 1.62% (1.72% excluding acquired loans with no related allowance recorded) at December 31, 2012.

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

Deposits

Total deposits were $6.0 billion at March 31, 2013, up $1.2 billion, or 25.7%, from December 31, 2012, due primarily to the acquisition of Alliance on March 8, 2013.  Savings, NOW and money market accounts increased to $3.3 billion as of March 31, 2013 as compared with $2.6 billion at December 31, 2012.  Time deposits increased $183.2 million, or 18.6%, from December 31, 2012 to March 31, 2013.  Demand deposits increased by $261.1 million, or 21.0%, from December 31, 2012 to March 31, 2013.

The following table summarizes the Alliance acquired deposit balances at fair value of as of March 8, 2013 (in thousands):

Acquired
Balances
Noninterest bearing demand	$222,843
Savings, NOW and money market	660,412
Time	230,165
Total	$1,113,420

Total average deposits for the three months ended March 31, 2013 increased $614.6 million, or 13.8%, from the same period in 2012, due primarily to the acquisitions of Hampshire First Bank and Alliance.  Average savings accounts increased to $770.6 million for the first quarter of 2013 from $642.0 million for the same period in 2012.  Average time deposits increased $59.4 million, or 6.2%, for the three months ended March 31, 2013 from the same period in 2012.  Average demand deposit accounts increased $221.2 million, or 20.8%, for the three months ended March 31, 2013 as compared to the same period in 2012.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $185.9 million at March 31, 2013 compared to $162.9 million at December 31, 2012.   Long-term debt was $428.7 million at March 31, 2013, as compared to $367.5 million at December 31, 2012.  The increase long-term borrowed funds was due to the Alliance acquisition.  The Company assumed $21.6 million in short-term customer sweep accounts and $100.0 million in long-term FHLB advances from Alliance on March 8, 2013. Prior to March 31, 2013, the Company paid down $40.0 million of the FHLB advances assumed from Alliance.  For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $803.3 million represented 10.55% of total assets at March 31, 2013, compared with $582.3 million, or 9.64% as of December 31, 2012.  The Company issued 10.3 million shares at a value of $226 million for the acquisition of Alliance on March 8, 2013. The Company held a 0.8% equity interest in Alliance prior to acquisition with an acquisition date fair value of $1.9 million.  The Company realized a $1.0 million gain as a result of measuring the equity interest to fair value in accordance with step acquisition accounting.

The Company did not repurchase any shares of its common stock under previously disclosed stock repurchase plans.  At March 31, 2013, there were 748,013 shares available for repurchase under a previously disclosed repurchase plan, which expires on December 31, 2013.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2013 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.  The Tier 1 capital ratio is calculated by dividing period end Tier 1 Capital by quarter to date average assets.   The Tier 1 leverage ratio increased to 10.25% during the quarter as the issuance of stock for the Alliance acquisition increased Tier 1 Capital while the assets acquired were only included in the Company’s assets since the acquisition date which had a lesser impact on average assets for the quarter.  In future reporting periods, the Tier 1 leverage ratio to be will reflect a full period of acquired assets.

Capital Measurements	March 31, 2013	December 31, 2012
Tier 1 leverage ratio	10.25%	8.54%
Tier 1 capital ratio	11.33%	11.00%
Total risk-based capital ratio	12.58%	12.25%
Cash dividends as a percentage of net income	88.35%	48.96%
Per common share:
Book value	$18.36	$17.24
Tangible book value (1)	$11.67	$12.23

(1) Stockholders' equity less goodwill and intangible assets divided by common shares outstanding

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2013 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates (in bp points)	Percent change in net interest income
+200	(2.23%)
-100	(1.41%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At March 31, 2013, the Company’s Basic Surplus measurement was 10.5% of total assets or $793 million as compared to the December 31, 2012 Basic Surplus of 9.0% or $540 million, and was above the Company’s minimum of 5% or $379 million set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2013, approximately $10.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At March 31, 2013 and December 31, 2012, FHLB advances outstanding totaled $475 million and $339 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $602 million at March 31, 2013 and $418 million at December 31, 2012.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $232 million at March 31, 2013, or used to collateralize other borrowings, such as repurchase agreements.  At March 31, 2013 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $687 million.

Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet” (Topic 210) - Disclosures about Offsetting Assets and Liabilities” amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. In October 2012, the FASB limited the scope to derivatives, repurchase and reverse purchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements. ASU 2011-11 was effective for annual and interim periods beginning on January 1, 2013, and did not have a significant impact on the Company’s financial statements.

ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment” gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 was effective for the Company beginning January 1, 2013 (early adoption permitted) and did not have an impact on the Company’s financial statements.

ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” was issued in January 2013 and clarifies that the scope of ASU 2011-11 would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. ASU 2013-01 was effective for annual and interim periods beginning on January 1, 2013, and did not have a significant impact on the Company’s financial statements.

ASU 2013-02 “Reporting of Amounts Reclassified Out of Other Comprehensive Income” was issued in February 2013 and amends, supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013 and did not have a significant impact on the Company’s financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company's disclosure controls and procedures were effective.

There  were  no changes made in the Company's internal control over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company’s 2012 Annual Report on Form 10-K.

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Item 1A, to Part 1 of our 2012 Annual Report on Form 10-K.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	None

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

None

Item 5 – OTHER INFORMATION

None

Item 6 – EXHIBITS

3.1   Certificate of Incorporation of NBT Bancorp Inc. as amended through May 2, 2012 (filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2012, filed on November 9, 2012 and incorporated herein by reference).

3.2   Amended and Restated By-laws of NBT Bancorp Inc., effective May 7, 2013 (filed as Exhibit 3.1 to the Registrant's Form 8-K, filed on May 7, 2013 and incorporated herein by reference).

3.3   Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registrant’s Form 8-K, filed on November 18, 2004, and incorporated herein by reference).

4.1   Specimen common stock certificate for NBT's common stock (filed as exhibit 4.3 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed on December 27, 2005 and incorporated herein by reference).

4.2   Rights Agreement, dated as of November 15, 2004, between NBT Bancorp Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.1 to the Registrant's Form 8-K, file number 0-14703, filed on November 18, 2004, and incorporated by reference herein).

10.1   Form of Amendment to Three-Year Change in Control Agreement, dated as of January 24, 2013, by and between NBT Bancorp Inc. and certain executive officers (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 29, 2013, and incorporated herein by reference).

10.2   Form of Amendment to Two-Year Change in Control Agreement, dated as of January 24, 2013, by and between NBT Bancorp Inc. and certain executive officers (filed as Exhibit 10.2 to the Registrant’s Form 8-K, filed on January 29, 2013, and incorporated herein by reference).

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of May 2013.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

3.1   Certificate of Incorporation of NBT Bancorp Inc. as amended through May 2, 2012 (filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2012, filed on November 9, 2012 and incorporated herein by reference).

3.2   Amended and Restated By-laws of NBT Bancorp Inc., effective May 7, 2013 (filed as Exhibit 3.1 to the Registrant's Form 8-K, filed on May 7, 2013 and incorporated herein by reference).

3.3   Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registrant’s Form 8-K, filed on November 18, 2004, and incorporated herein by reference).

4.1   Specimen common stock certificate for NBT's common stock (filed as exhibit 4.3 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed on December 27, 2005 and incorporated herein by reference).

4.2   Rights Agreement, dated as of November 15, 2004, between NBT Bancorp Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.1 to the Registrant's Form 8-K, file number 0-14703, filed on November 18, 2004, and incorporated by reference herein).

10.1   Form of Amendment to Three-Year Change in Control Agreement, dated as of January 24, 2013, by and between NBT Bancorp Inc. and certain executive officers (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 29, 2013, and incorporated herein by reference).

10.2   Form of Amendment to Two-Year Change in Control Agreement, dated as of January 24, 2013, by and between NBT Bancorp Inc. and certain executive officers (filed as Exhibit 10.2 to the Registrant’s Form 8-K, filed on January 29, 2013, and incorporated herein by reference).

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