Form 10-Q
period 2013-06-30
NBT BANCORP INC
filed 2013-08-08
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.
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

As of July 31, 2013, there were 43,587,942 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended June 30, 2013

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2013	2012

Assets
Cash and due from banks	$142,570	$157,094
Short-term interest bearing accounts	1,117	6,574
Securities available for sale, at fair value	1,390,403	1,147,999
Securities held to maturity (fair value $121,069 and $61,535, respectively)	122,302	60,563
Trading securities	5,092	3,918
Federal Reserve and Federal Home Loan Bank stock	43,491	29,920
Loans	5,290,710	4,277,616
Less allowance for loan losses	71,184	69,334
Net loans	5,219,526	4,208,282
Premises and equipment, net	87,811	77,875
Goodwill	264,376	152,373
Intangible assets, net	28,204	16,962
Bank owned life insurance	112,907	80,702
Other assets	116,719	99,997
Total assets	$7,534,518	$6,042,259

Liabilities
Demand (noninterest bearing)	$1,516,385	$1,242,712
Savings, NOW, and money market	3,256,753	2,558,376
Time	1,105,038	983,261
Total deposits	5,878,176	4,784,349
Short-term borrowings	385,611	162,941
Long-term debt	309,111	367,492
Trust preferred debentures	101,196	75,422
Other liabilities	68,849	69,782
Total liabilities	6,742,943	5,459,986

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2013 and December 31, 2012	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at June 30, 2013 and December 31, 2012; issued 49,651,494 at June 30, 2013 and 39,305,131 at December 31, 2012	497	393
Additional paid-in-capital	572,359	346,692
Retained earnings	366,555	357,558
Accumulated other comprehensive loss	(21,586)	(5,880)
Common stock in treasury, at cost, 6,116,825 and 5,529,781 shares at June 30, 2013 and December 31, 2012, respectively	(126,250)	(116,490)
Total stockholders’ equity	791,575	582,273
Total liabilities and stockholders’ equity	$7,534,518	$6,042,259

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Income (unaudited)	2013	2012	2013	2012
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$62,031	$50,509	$115,726	$100,717
Securities available for sale	6,537	7,108	12,283	14,474
Securities held to maturity	548	617	1,073	1,257
Other	488	413	891	805
Total interest, fee, and dividend income	69,604	58,647	129,973	117,253
Interest expense
Deposits	4,296	4,834	8,446	9,977
Short-term borrowings	67	48	109	89
Long-term debt	3,026	3,580	6,635	7,161
Trust preferred debentures	560	434	988	883
Total interest expense	7,949	8,896	16,178	18,110
Net interest income	61,655	49,751	113,795	99,143
Provision for loan losses	6,402	4,103	12,060	8,574
Net interest income after provision for loan losses	55,253	45,648	101,735	90,569
Noninterest income
Insurance and other financial services revenue	5,755	5,279	12,648	11,433
Service charges on deposit accounts	4,933	4,571	9,256	8,912
ATM and debit card fees	4,044	3,063	7,286	6,025
Retirement plan administration fees	2,957	2,411	5,639	4,744
Trust	4,699	2,312	7,612	4,441
Bank owned life insurance	886	618	1,735	1,589
Net securities (losses) gains	(61)	97	1,084	552
Other	2,324	2,331	5,506	6,042
Total noninterest income	25,537	20,682	50,766	43,738
Noninterest expense
Salaries and employee benefits	29,160	24,992	56,207	51,717
Occupancy	5,219	4,222	10,196	8,713
Data processing and communications	3,854	3,431	7,309	6,689
Professional fees and outside services	3,237	2,388	6,138	5,113
Equipment	2,910	2,409	5,492	4,789
Office supplies and postage	1,656	1,574	3,246	3,245
FDIC expenses	1,273	942	2,403	1,873
Advertising	1,000	805	1,723	1,607
Amortization of intangible assets	1,351	841	2,202	1,660
Loan collection and other real estate owned	421	799	1,139	1,437
Merger expenses	1,269	826	11,950	1,337
Other	5,100	4,161	9,150	7,684
Total noninterest expense	56,450	47,390	117,155	95,864
Income before income tax expense	24,340	18,940	35,346	38,443
Income tax expense	7,424	5,683	10,781	11,536
Net income	$16,916	$13,257	$24,565	$26,907
Earnings per share
Basic	$0.39	$0.40	$0.61	$0.81
Diluted	$0.38	$0.40	$0.61	$0.80

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Comprehensive Income (unaudited)	2013	2012	2013	2012
(In thousands)
Net income	$16,916	$13,257	$24,565	$26,907
Other comprehensive income, net of tax
Unrealized net holding (losses) gains arising during the period (pre-tax amounts of ($24,712), ($309), ($26,464) and $335)	(14,923)	(185)	(15,978)	201
Reclassification adjustment for net losses (gains) related to securities available for sale included in net income (pre-tax amounts of ($61), $97, $1,084 and $552)	37	(58)	(650)	(331)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $710, $856, $1,536 and $1,713)	426	511	922	1,027
Total other comprehensive (loss) income	(14,460)	268	(15,706)	897
Comprehensive income	$2,456	$13,525	$8,859	$27,804

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	Loss	in Treasury	Total
(in thousands, except share and per share data)
Balance at December 31, 2011	$380	$317,329	$329,981	$(6,104)	$(103,476)	$538,110
Net income	-	-	26,907	-	-	26,907
Cash dividends - $0.40 per share	-	-	(13,232)	-	-	(13,232)
Purchase of 769,568 treasury shares	-	-	-	-	(15,490)	(15,490)
Net issuance of 1,269,592 shares for acquisition	13	25,811	-	-	-	25,824
Net issuance of 79,052 shares to employee benefit plans and other stock plans, including tax benefit	-	(753)	(196)	-	1,641	692
Stock-based compensation	-	2,797	-	-	-	2,797
Other comprehensive income	-	-	-	897	-	897
Balance at June 30, 2012	$393	$345,184	$343,460	$(5,207)	$(117,325)	$566,505

Balance at December 31, 2012	$393	$346,692	$357,558	$(5,880)	$(116,490)	$582,273
Net income	-	-	24,565	-	-	24,565
Cash dividends - $0.40 per share	-	-	(15,568)	-	-	(15,568)
Purchase of 267,425 treasury shares	-	-	-	-	(5,460)	(5,460)
Issuance of 10,346,363 shares, net of 408,957 treasury shares, for Alliance acquisition	104	225,447	-	-	(5,779)	219,772
Net issuance of 89,338 shares to employee benefit plans and other stock plans, including tax benefit	-	(2,506)	-	-	1,479	(1,027)
Stock-based compensation	-	2,726	-	-	-	2,726
Other comprehensive loss	-	-	-	(15,706)	-	(15,706)
Balance at June 30, 2013	$497	$572,359	$366,555	$(21,586)	$(126,250)	$791,575

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Six Months Ended June 30,
Consolidated Statements of Cash Flows (unaudited)	2013	2012
(In thousands, except per share data)
Operating activities
Net income	$24,565	$26,907
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	12,060	8,574
Depreciation and amortization of premises and equipment	3,828	3,020
Net accretion on securities	2,811	1,197
Amortization of intangible assets	2,202	1,660
Stock based compensation	2,726	2,797
Bank owned life insurance income	(1,735)	(1,589)
Purchases of trading securities	(949)	(657)
Unrealized (gains) losses in trading securities	(225)	78
Deferred income tax benefit	(519)	(1,794)
Proceeds from sales of loans held for sale	39,060	28,774
Originations and purchases of loans held for sale	(40,233)	(34,182)
Net gains on sales of loans held for sale	(817)	(894)
Net security gains	(1,084)	(552)
Net gain on sales of other real estate owned	(571)	(417)
Net decrease in other assets	9,144	11,099
Net decrease in other liabilities	(8,333)	(10,897)
Net cash provided by operating activities	41,930	33,124
Investing activities
Net cash provided by acquisitions	80,909	53,121
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	234,543	205,390
Proceeds from sales	26,236	1,791
Purchases	(219,000)	(185,112)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	16,822	16,655
Purchases	(71,988)	(9,858)
Net increase in loans	(119,872)	(142,433)
Net increase in Federal Reserve and FHLB stock	(5,584)	(672)
Purchases of premises and equipment	(2,272)	(2,769)
Proceeds from sales of other real estate owned	2,122	1,661
Net cash used in investing activities	(58,084)	(62,226)
Financing activities
Net (decrease) increase in deposits	(19,593)	39,653
Net increase in short-term borrowings	201,066	30,611
Repayments of long-term debt	(163,307)	(3,347)
Issuance of shares to employee benefit plans and other stock plans	(965)	690
Purchase of treasury stock	(5,460)	(15,490)
Cash dividends and payment for fractional shares	(15,568)	(13,232)
Net cash (used in) provided by financing activities	(3,827)	38,885
Net (decrease) increase in cash and cash equivalents	(19,981)	9,783
Cash and cash equivalents at beginning of period	163,668	129,381
Cash and cash equivalents at end of period	$143,687	$139,164

Supplemental disclosure of cash flow information	Six Months Ended June 30,
Cash paid during the period for:	2013	2012
Interest	$16,853	$18,245
Income taxes paid	4,525	14,122
Noncash investing activities:
Loans transferred to OREO	$3,031	$889
Acquisitions:
Fair value of assets acquired	$1,503,810	$258,256
Fair value of liabilities assumed	1,284,038	285,403
Fair value of debt issued in asset purchase	-	150

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

Note 3.	Acquisitions

Alliance Financial Corporation (“Alliance”)
On March 8, 2013, the Company acquired Alliance, the parent company of Alliance Bank, N.A., for total consideration of $226 million.  As part of the acquisition, Alliance was merged with and into the Company and Alliance Bank, with 26 branch locations in the central New York counties of Onondaga, Cortland, Madison, Oneida and Oswego, was merged with and into the Bank.  The merger with Alliance enabled the Company to expand its footprint into demographically attractive and contiguous markets located in the aforementioned New York counties.  Alliance operations were integrated into the Company and were included in the Consolidated Statements of Income from the date of acquisition.

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

In connection with the merger, the consideration paid and the fair value of the assets acquired and the liabilities assumed on the date of acquisition are as summarized in the following table, in thousands:

Consideration paid:
NBT Bancorp common stock issued to Alliance common shareholders	$225,551
Cash in lieu of fractional shares paid to Alliance common shareholders	11
Less treasury shares	5,779

Net consideration paid	$219,783

Recognized Amounts of Identifiable Assets Acquired and (Liabilities Assumed) At Fair Value:
Cash and short term investments	$81,060
Securities	320,618
Loans	904,473
Intangible assets	13,161
Other assets	71,823
Deposits	(1,113,420)
Borrowings	(126,530)
Trust preferred debentures	(25,774)
Other liabilities	(18,466)
Total identifiable net assets	$106,945

Goodwill	$112,838

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

Information about the acquired loan portfolio as of March 8, 2013 is as follows (in thousands):

Contractually required principal and interest at acquisition	$908,614
Contractual cash flows not expected to be collected	(15,466)
Expected cash flows at acquisition	893,148
Interest component of expected cash flows (accretable premium)	11,325
Fair value of acquired loans	$904,473

The following table presents changes in the accretable discount (in thousands):

Balance at January 1, 2013	$-
Alliance acquisition	11,325
Accretion recognized to date	(994)
Balance at June 30, 2013	$10,331

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

Direct costs related to the Alliance acquisition were expensed as incurred and amounted to $12.0 million for the six months ended June 30, 2013.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2012 under the “Pro forma” columns.  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects.  Merger and acquisition integration costs related to the Alliance acquisition are excluded from the periods in which they were incurred.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Alliance at the beginning of 2012.  Cost savings are also not reflected in the unaudited pro forma amounts for the six months ended June 30, 2012 and 2013.
	Pro forma
	Six months ended June 30,
	2013	2012

Net interest income	$120,593	$119,471
Noninterest income	55,445	52,738
Net income	33,911	32,104

Supplemental financial information regarding the former Alliance operations included in our Consolidated Statement of Income from the date of acquisition through June 30, 2013 has not been provided as it would be impracticable to do so.  The operations of Alliance have been integrated into the Bank’s operations and therefore financial information specific to revenues and expense associated with the former Alliance operations is not accessible.

Other Goodwill Adjustments
During the six months ended June 30, 2013, the Company recorded a deferred tax adjustment related to the 2012 acquistion of Hampshire First Bank resulting in a decrease in goodwill of approximately $1.0 million.  In addition, the Company recorded a goodwill adjustment of approximately $0.1 million related to the 2012 acquisition of a financial services company.

Note 4.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $1.1 billion at June 30, 2013 and $841.7 million at December 31, 2012.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $41.5 million at June 30, 2013 and $37.5 million at December 31, 2012.  As of June 30, 2013, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $36.9 million at June 30, 2013 and $16.6 million at December 31, 2012.  As of June 30, 2013, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

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
Home Equity
Direct

Residential Real Estate Mortgages

Commercial Loans

The Company offers a variety of commercial loan products including commercial (non-real estate), commercial real estate, agricultural, agricultural real estate, and business banking loans.  The Company’s underwriting analysis for commercial loans typically includes credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows.

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

Commercial Real Estate – The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties.  Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and other non owner-occupied facilities.  These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally  originated in amounts of no more than 80% of the appraised value of the property.

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

Consumer Loans

The Company offers a variety of consumer loan products including indirect, home equity, and direct loans.

Indirect – The Company maintains relationships with many dealers primarily in the communities that we serve.  Through these relationships, the company finances the purchases of automobiles and recreational vehicles (such as campers, boats, etc.) indirectly through dealer relationships.  Approximately 75% of the indirect relationships represent automobile financing.  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed.

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

Residential Real Estate Mortgages
Residential real estate loans consist primarily of loans secured by first or second deeds of trust on primary residences.  We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage.  These loans are collateralized by owner-occupied properties located in the Company’s market area.  Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance.  The Company’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition.  Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments for the three and six months ended June 30, 2013 and 2012:

			Residential
Three months ended June 30	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of March 31, 2013	$35,358	$26,285	$6,708	$383	$68,734
Charge-offs	(1,198)	(3,653)	(302)	-	(5,153)
Recoveries	416	696	89	-	1,201
Provision	3,128	3,128	311	(165)	6,402
Ending Balance as of June 30, 2013	$37,704	$26,456	$6,806	$218	$71,184

Balance as of March 31, 2012	$37,787	$26,790	$6,520	$237	$71,334
Charge-offs	(1,653)	(3,735)	(292)	-	(5,680)
Recoveries	303	667	7	-	977
Provision	1,058	3,513	(292)	(176)	4,103
Ending Balance as of June 30, 2012	$37,495	$27,235	$5,943	$61	$70,734

			Residential
Six months ended June 30	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of December 31, 2012	$35,624	$27,162	$6,252	$296	$69,334
Charge-offs	(4,520)	(7,376)	(973)	-	(12,869)
Recoveries	883	1,673	103	-	2,659
Provision	5,717	4,997	1,424	(78)	12,060
Ending Balance as of June 30, 2013	$37,704	$26,456	$6,806	$218	$71,184

Balance as of December 31, 2011	$38,831	$26,049	$6,249	$205	$71,334
Charge-offs	(2,783)	(7,787)	(650)	-	(11,220)
Recoveries	688	1,342	16	-	2,046
Provision	759	7,631	328	(144)	8,574
Ending Balance as of June 30, 2012	$37,495	$27,235	$5,943	$61	$70,734

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.  As of June 30, 2013 and 2012, there was no allowance for loan losses for the acquired loan portfolio. Net charge-offs related to acquired loans totaled $0.2 million and $0.4 million during the three and six months ended June 30, 2013, respectively, and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of June 30, 2013 and December 31, 2012:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
As of June 30, 2013
Allowance for loan losses	$37,704	$26,456	$6,806	$218	$71,184

Allowance for loans individually evaluated for impairment	$2,032	$-	$-		$2,032

Allowance for loans collectively evaluated for impairment	$35,672	$26,456	$6,806	$218	$69,152

Ending balance of loans	$2,368,897	$1,920,171	$1,001,642		$5,290,710

Ending balance of loans individually evaluated for impairment	$12,887	$-	$-		$12,887
Ending balance of acquired loans	$460,995	$269,151	$338,750		$1,068,896
Ending balance of loans collectively evaluated for impairment	$1,895,015	$1,651,020	$662,892		$4,208,927

As of December 31, 2012
Allowance for loan losses	$35,624	$27,162	$6,252	$296	$69,334

Allowance for loans individually evaluated for impairment	$2,848	$-	$-		$2,848

Allowance for loans collectively evaluated for impairment	$32,776	$27,162	$6,252	$296	$66,486

Ending balance of loans	$2,003,371	$1,623,138	$651,107		$4,277,616

Ending balance of loans individually evaluated for impairment	$11,972	$-	$-		$11,972

Ending balance of loans collectively evaluated for impairment	$1,991,399	$1,623,138	$651,107		$4,265,644

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

The following table illustrates the Company’s nonaccrual loans by loan class:

Loans on Nonaccrual Status as of:

(In thousands)	June 30, 2013	December 31, 2012
ORIGINATED
Commercial Loans
Commercial	$2,622	$4,985
Commercial Real Estate	10,716	7,977
Agricultural	595	699
Agricultural Real Estate	968	1,038
Business Banking	5,658	6,738
	20,559	21,437

Consumer Loans
Indirect	1,301	1,557
Home Equity	6,583	7,247
Direct	128	266
	8,012	9,070
Residential Real Estate Mortgages	6,414	9,169

	$34,985	$39,676

ACQUIRED
Commercial Loans
Commercial	$446
Commercial Real Estate	-
Business Banking	1,593
	2,039

Consumer Loans
Indirect	139
Home Equity	425
Direct	74
	638

Residential Real Estate Mortgages	2,863

	$5,540

Total nonaccrual loans	$40,525	$39,676

The following tables set forth information with regard to past due and nonperforming loans by loan class as of June 30, 2013 and December 31, 2012:

Age Analysis of Past Due Financing Receivables
As of June 30, 2013
(in thousands)

			Greater Than				Recorded
	31-60 Days	61-90 Days	90 Days	Total			Total
	Past Due	Past Due	Past Due	Past Due			Loans and
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Leases
ORIGINATED
Commercial Loans
Commercial	$195	$20	$-	$215	$2,622	$583,101	$585,938
Commercial Real Estate	1,692	-	-	1,692	10,716	875,555	887,963
Agricultural	154	20	-	174	595	63,834	64,603
Agricultural Real Estate	349	-	-	349	968	30,894	32,211
Business Banking	2,176	590	-	2,766	5,658	328,763	337,187
	4,566	630	-	5,196	20,559	1,882,147	1,907,902

Consumer Loans
Indirect	10,749	2,259	832	13,840	1,301	1,033,903	1,049,044
Home Equity	6,475	1,198	704	8,377	6,583	525,429	540,389
Direct	611	210	45	866	128	60,593	61,587
	17,835	3,667	1,581	23,083	8,012	1,619,925	1,651,020
Residential Real Estate Mortgages	487	1,085	358	1,930	6,414	654,548	662,892
	$22,888	$5,382	$1,939	$30,209	$34,985	$4,156,620	$4,221,814

ACQUIRED
Commercial Loans
Commercial	$473	$5	$-	$478	$446	$137,215	$138,139
Commercial Real Estate	-	-	-	-	-	242,322	242,322
Agricultural	-	-	-	-	-	25	25
Business Banking	74	-	-	74	1,593	78,842	80,509
	547	5	-	552	2,039	458,404	460,995

Consumer Loans
Indirect	751	162	23	936	139	164,267	165,342
Home Equity	307	754	38	1,099	425	93,370	94,894
Direct	38	30	4	72	74	8,769	8,915
	1,096	946	65	2,107	638	266,406	269,151
Residential Real Estate Mortgages	2,292	230	-	2,522	2,863	333,365	338,750
	$3,935	$1,181	$65	$5,181	$5,540	$1,058,175	$1,068,896
Total Loans	$26,823	$6,563	$2,004	$35,390	$40,525	$5,214,795	$5,290,710

As of December 31, 2012
(in thousands)

			Greater Than
	31-60 Days	61-90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Loans
Commercial Loans
Commercial	$-	$-	$-	$-	$4,985	$556,496	$561,481
Commercial Real Estate	126	-	-	126	7,977	966,692	974,795
Agricultural	22	-	-	22	699	63,037	63,758
Agricultural Real Estate	108	-	103	211	1,038	36,128	37,377
Business Banking	3,019	708	45	3,772	6,738	355,450	365,960
	3,275	708	148	4,131	21,437	1,977,803	2,003,371

Consumer Loans
Indirect	10,956	2,477	1,205	14,638	1,557	964,802	980,997
Home Equity	6,065	1,223	681	7,969	7,247	560,066	575,282
Direct	717	144	84	945	266	65,648	66,859
	17,738	3,844	1,970	23,552	9,070	1,590,516	1,623,138
Residential Real Estate Mortgages	1,839	725	330	2,894	9,169	639,044	651,107
	$22,852	$5,277	$2,448	$30,577	$39,676	$4,207,363	$4,277,616

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

The following table provides information on impaired loans and specific reserve allocations as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
With no related allowance recorded:
Commercial Loans
Commercial	$4,067	$5,337		$1,651	$1,710
Commercial Real Estate	4,347	5,134		8,709	9,553
Agricultural	616	917		940	1,286
Agricultural Real Estate	1,634	1,955		1,713	2,026
Business Banking	7,534	10,213		7,048	9,579
Total Commercial Loans	18,198	23,556		20,061	24,154

Consumer Loans
Home Equity	2,971	3,156		2,553	2,657

Residential Real Estate Mortgages	2,018	2,360		2,011	2,308
	$23,187	$29,072		$24,625	$29,119

With an allowance recorded:
Commercial Loans
Commercial	$-	$-	$-	$4,335	$4,340	$2,241
Commercial Real Estate	7,302	8,924	2,032	4,068	5,689	607
Agricultural	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
	7,302	8,924	2,032	8,403	10,029	2,848

Total:	$30,489	$37,996	$2,032	$33,028	$39,148	$2,848

The following tables summarize the average recorded investments on impaired loans and the interest income recognized for the three and six months ended June 30, 2013 and 2012:
	For the three months ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognized	Investment	Recognized
Commercial Loans
Commercial	$2,822	$15	$1,128	$46
Commercial Real Estate	8,616	11	7,140	-
Agricultural	770	-	2,876	5
Agricultural Real Estate	1,123	12	1,876	53
Business Banking	7,843	16	6,572	8
Consumer Loans
Home Equity	2,907	6	1,828	2
Residential Real Estate Mortgages	1,990	15	1,055	-
Total:	$26,071	$75	$22,475	$114

	For the six months ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognized	Investment	Recognized
Commercial Loans
Commercial	$4,430	$30	$1,551	$69
Commercial Real Estate	10,614	72	6,481	-
Agricultural	887	3	2,997	36
Agricultural Real Estate	1,482	24	1,926	53
Business Banking	8,016	30	7,151	12
Consumer Loans
Home Equity	2,775	12	1,869	3
Residential Real Estate Mortgages	1,989	27	1,043	-
Total:	$30,193	$198	$23,018	$173

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

The following tables illustrate the Company’s credit quality by loan class as of June 30, 2013 and December 31, 2012:

Credit Quality Indicators
As of June 30, 2013

ORIGINATED
Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$566,686	$855,687	$59,026	$28,722	$1,510,121
Special Mention	1,899	11,657	78	3	13,637
Substandard	16,850	19,856	5,476	3,486	45,668
Doubtful	503	763	23	-	1,289
Total	$585,938	$887,963	$64,603	$32,211	$1,570,715

Business Banking Credit Exposure
By Internally Assigned Grade:	Small Business				Total
Non-classified	$317,362				$317,362
Classified	19,825				19,825
Total	$337,187				$337,187

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,046,911	$533,102	$61,414		$1,641,427
Nonperforming	2,133	7,287	173		9,593
Total	$1,049,044	$540,389	$61,587		$1,651,020

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$656,120				$656,120
Nonperforming	6,772				6,772
Total	$662,892				$662,892

Credit Quality Indicators
As of June 30, 2013

ACQUIRED
Commercial Credit Exposure		Commercial
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Total
Pass	$121,901	$220,131	$25	$342,057
Special Mention	8,323	8,822	-	17,145
Substandard	7,915	13,369	-	21,284
Doubtful	-	-	-	-
Total	$138,139	$242,322	$25	$380,486

Business Banking Credit Exposure
By Internally Assigned Grade:	Small Business			Total
Non-classified	$75,418			$75,418
Classified	5,091			5,091
Total	$80,509			$80,509

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$165,180	$94,006	$8,763	$267,949
Nonperforming	162	888	152	1,202
Total	$165,342	$94,894	$8,915	$269,151

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage			Total
Performing	$335,887			$335,887
Nonperforming	2,863			2,863
Total	$338,750			$338,750

Credit Quality Indicators
As of December 31, 2012

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$522,985	$901,928	$57,347	$33,472	$1,515,732
Special Mention	18,401	32,135	13	3	50,552
Substandard	17,351	40,732	6,362	3,902	68,347
Doubtful	2,744	-	36	-	2,780
Total	$561,481	$974,795	$63,758	$37,377	$1,637,411

Business Banking. Credit Exposure
By Internally Assigned Grade:	Small Business				Total
Non-classified	$342,528				$342,528
Classified	23,432				23,432
Total	$365,960				$365,960

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$978,235	$567,354	$66,509		$1,612,098
Nonperforming	2,762	7,928	350		11,040
Total	$980,997	$575,282	$66,859		$1,623,138

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$641,608				$641,608
Nonperforming	9,499				9,499
Total	$651,107				$651,107

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

TDRs that occurred during the three month period ending June 30, 2013 consisted of 10 home equity loans, one residential real estate mortgage, and one commercial real estate loan totaling $0.5 million, $0.1 million, and $0.9 million, respectively.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the three month period ending June 30, 2013 there were three defaults on home equity loans totaling $0.2 million.

TDRs that occurred during the three month period ending June 30, 2012 consisted of 1 commercial loan totaling $1.0 million.  The pre and post outstanding recorded investment amount remained unchanged. During the three month period ending June 30, 2012 there was one default on a home equity loan and three defaults on residential real estate mortgages totaling $25,000 and $0.4 million, respectively, on previously modified loans.

TDRs that occurred during the six month period ending June 30, 2013 consisted of 14 home equity loans, one residential real estate mortgage, and one commercial real estate loan totaling $0.6 million, $0.1 million, and $0.9 million, respectively.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged.  During the six month period ending June 30, 2013 there were three defaults on home equity loans totaling $0.2 million.

TDRs that occurred during the six month period ending June 30, 2012 consisted of 1 commercial loan totaling $1.0 million and one residential real estate mortgage totaling $0.2 million.  The pre and post outstanding recorded investment amount remained unchanged.  During the six month period ending June 30, 2012 there was one default on a home equity loan totaling $25,000 that was previously modified.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended June 30,	2013	2012
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,923	33,191
Net income available to common shareholders	16,916	13,257
Basic EPS	$0.39	$0.40
Diluted EPS:
Weighted average common shares outstanding	43,923	33,191
Dilutive effect of common stock options and restricted stock	393	301
Weighted average common shares and common share equivalents	44,316	33,492
Net income available to common shareholders	16,916	13,257
Diluted EPS	$0.38	$0.40

Six months ended June 30,	2013	2012
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	40,187	33,128
Net income available to common shareholders	24,565	26,907
Basic EPS	$0.61	$0.81
Diluted EPS:
Weighted average common shares outstanding	40,187	33,128
Dilutive effect of common stock options and restricted stock	388	325
Weighted average common shares and common share equivalents	40,575	33,453
Net income available to common shareholders	24,565	26,907
Diluted EPS	$0.61	$0.80

There were 1,231,395 stock options for the quarter ended June 30, 2013 and 1,271,116 stock options for the quarter ended June 30, 2012 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,203,046 stock options for the six months ended June 30, 2013 and 1,209,201 stock options for the six months ended June 30, 2012 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at June 30, 2013, including eligible Alliance employees as of March 8, 2013.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds.

The Company assumed a noncontributory, defined benefit pension plan in the Alliance acquisition.  The plan covers certain Alliance full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen.  Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation.  The Company is not required to make contributions to the plans in 2013, and did not do so during the six months ended June 30, 2013.  Effective May 1, 2013, this plan was merged into the NBT Bancorp Inc. Defined Benefit Pension Plan.  The merging of the plans did not have a significant impact on the Company’s financial statements and related footnotes.

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

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
Components of net periodic benefit cost:	2013	2012	2013	2012
Service cost	$604	$757	$6	$5
Interest cost	830	774	75	40
Expected return on plan assets	(1,929)	(1,675)	-	-
Net amortization	711	859	(1)	(3)
Total cost (benefit)	$216	$715	$80	$42

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
Components of net periodic benefit cost:	2013	2012	2013	2012
Service cost	$1,209	$1,513	$12	$10
Interest cost	1,659	1,548	150	79
Expected return on plan assets	(3,858)	(3,350)	-	-
Net amortization	1,314	1,718	222	(5)
Total cost (benefit)	$324	$1,429	$384	$84

The Company is not required to make contributions to the plans in 2013, and did not do so during the six months ended June 30, 2013.

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

As of June 30, 2013, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

For the six month period ending June 30, 2013, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2013:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2013
Assets:
Securities Available for Sale:
U.S. Treasury	$53,949	$-	$-	$53,949
Federal Agency	-	279,458	-	279,458
State & municipal	-	126,674	-	126,674
Mortgage-backed	-	291,594	-	291,594
Collateralized mortgage obligations	-	622,768	-	622,768
Other securities	10,909	5,051	-	15,960
Total Securities Available for Sale	$64,858	$1,325,545	$-	$1,390,403
Trading Securities	5,092	-	-	5,092
Interest Rate Swaps	-	68	-	68
Total	$69,950	$1,325,613	$-	$1,395,563

Liabilities:
Interest Rate Swaps	$-	$68	$-	$68
Total	$-	$68	$-	$68

December 31, 2012:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Assets:
Securities Available for Sale:
U.S. Treasury	$64,425	$-	$-	$64,425
Federal Agency	-	282,814	-	282,814
State & municipal	-	86,802	-	86,802
Mortgage-backed	-	250,281	-	250,281
Collateralized mortgage obligations	-	449,723	-	449,723
Other securities	11,866	2,088	-	13,954
Total Securities Available for Sale	$76,291	$1,071,708	$-	$1,147,999
Trading Securities	3,918	-	-	3,918
Interest Rate Swaps	-	1,490	-	1,490
Total	$80,209	$1,073,198	$-	$1,153,407

Liabilities:
Interest Rate Swaps	$-	$1,490	$-	$1,490
Total	$-	$1,490	$-	$1,490

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the six month period ended June 30, 2013 and December 31, 2012 was related to impaired loans.  The Company had collateral dependent impaired loans with a carrying value of approximately $7.3 million which had specific reserves included in the allowance for loan losses of $2.0 million at June 30, 2013.  The Company had collateral dependent impaired loans with a carrying value of approximately $8.4 million which had specific reserves included in the allowance for loan losses of $2.8 million at December 31, 2012.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at June 30, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.
		June 30, 2013		December 31, 2012
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$122,302	$121,069	$60,563	$61,535
Net loans	3	5,219,526	5,287,651	4,208,282	4,313,244
Financial liabilities
Time deposits	2	$1,105,038	$1,112,212	$983,261	$994,376
Long-term debt	2	309,111	336,980	367,492	407,404
Trust preferred debentures	2	101,196	100,460	75,422	74,147

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

Trust Preferred Debentures
The fair value of trust preferred debentures has been estimated using a discounted cash flow analysis.

Note 10.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
June 30, 2013
U.S. Treasury	$53,440	$509	$-	$53,949
Federal Agency	286,049	192	6,783	279,458
State & municipal	125,792	2,375	1,493	126,674
Mortgage-backed:
Government-sponsored enterprises	260,130	6,149	1,487	264,792
U.S. government securities	25,608	1,269	75	26,802
Collateralized mortgage obligations:
Government-sponsored enterprises	573,487	2,677	6,747	569,417
U.S. government securities	52,421	970	40	53,351
Other securities	13,409	2,720	169	15,960
Total securities available for sale	$1,390,336	$16,861	$16,794	$1,390,403
December 31, 2012
U.S. Treasury	$63,668	$757	$-	$64,425
Federal Agency	281,398	1,507	91	282,814
State & municipal	82,675	4,127	-	86,802
Mortgage-backed:
Government-sponsored enterprises	221,110	11,175	-	232,285
U.S. government securities	16,351	1,645	-	17,996
Collateralized mortgage obligations:
Government-sponsored enterprises	399,147	4,418	-	403,565
U.S. government securities	44,825	1,333	-	46,158
Other securities	11,210	2,832	88	13,954
Total securities available for sale	$1,120,384	$27,794	$179	$1,147,999

Other securities primarily represent marketable equity securities.

Proceeds from the sales of securities available for sale were $26.2 million during the six months ended June 30, 2013, and gains on the sales were $1.1 million.  Proceeds from the sales of securities available for sale were $1.8 million during the six months ended June 30, 2012, and gains on the sales were $0.6 million.

Securities with amortized costs totaling $1.5 billion at June 30, 2013 and $1.2 billion at December 31, 2012, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at June 30, 2013 and December 31, 2012, securities available for sale with an amortized cost of $224.6 million and $209.0 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
June 30, 2013
Mortgage-backed	$1,070	$151	$-	$1,221
Collateralized mortgage oblications	64,022	-	1,964	62,058
State & municipal	57,210	580	-	57,790
Total securities held to maturity	$122,302	$731	$1,964	$121,069
December 31, 2012
Mortgage-backed	$1,168	$184	$-	$1,352
Collateralized mortgage oblications	-	-	-	0
State & municipal	59,395	788	-	60,183
Total securities held to maturity	$60,563	$972	$-	$61,535

The following table sets forth information with regard to investment securities with unrealized losses at June 30, 2013 and December 31, 2012:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

June 30, 2013
Investment securities available for sale:
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	286,049	(6,783)	20	-	-	-	286,049	(6,783)	20
State & municipal	125,792	(1,493)	193	-	-	-	125,792	(1,493)	193
Mortgage-backed	285,687	(1,562)	94	-	-	-	285,687	(1,562)	94
Collateralized mortgage obligations	625,908	(6,787)	28	-	-	-	625,908	(6,787)	28
Other securities	5,560	(132)	2	211	(37)	1	5,771	(169)	3
Total securities with unrealized losses	$1,328,996	$(16,757)	337	$211	$(37)	1	$1,329,207	$(16,794)	338

June 30, 2013
Investment securities held to maturity:
Collateralized mortgage obligations	64,022	(1,964)	5	-	-	-	64,022	(1,964)	5
Total securities with unrealized losses	$64,022	$(1,964)	5	$-	$-	-	$64,022	$(1,964)	5

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions
December 31, 2012
Investment securities available for sale:
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	39,906	(91)	4	-	-	-	39,906	(91)	4
State & municipal	-	-	-	-	-	-	-	-	-
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	23	-	2	-	-	-	23	-	2
Other securities	468	(6)	1	167	(82)	1	635	(88)	2
Total securities with unrealized losses	$40,397	$(97)	7	$167	$(82)	1	$40,564	$(179)	8

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of June 30, 2013, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of June 30, 2013, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at June 30, 2013:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$26,789	$26,915
From one to five years	194,833	195,558
From five to ten years	348,099	345,525
After ten years	807,206	806,445
	$1,376,927	$1,374,443
Debt securities classified as held to maturity
Within one year	$25,315	$25,415
From one to five years	24,620	25,095
From five to ten years	5,651	5,656
After ten years	66,716	64,903
	$122,302	$121,069

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2013.

Note 11.	Reclassification Adjustments Out of Other Comprehensive (Loss) Income

The following table summarizes the reclassification adjustments out of accumulated other comprehensive loss (in thousands):

Detail About Accumulated Other Comprehensive (Loss) Income Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income
	Three months ended
	June 30, 2013	June 30, 2012
Available for sale securities:
Unrealized losses (gains) on available for sale securities	$61	$(97)	Net securities gains
Tax (benefit) expense	(24)	39	Income tax expense
Net of tax	$37	$(58)

Pension and other benefits:
Amortization of net gains	$765	$911	Salaries and employee benefits
Amortization of prior service costs	(55)	(55)	Salaries and employee benefits
Tax benefit	284	345	Income tax expense
Net of tax	$426	$511

Total reclassifications during the period, net of tax	$463	$453

Detail About Accumulated Other Comprehensive (Loss) Income Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income
	Six months ended
	June 30, 2013	June 30, 2012
Available for sale securities:
Unrealized gains on available for sale securities	$(1,084)	$(552)	Net securities gains
Tax expense	434	221	Income tax expense
Net of tax	$(650)	$(331)

Pension and other benefits:
Amortization of net gains	$1,647	$1,824	Salaries and employee benefits
Amortization of prior service costs	(111)	(111)	Salaries and employee benefits
Tax benefit	614	686	Income tax expense
Net of tax	$922	$1,027

Total reclassifications during the period, net of tax	$272	$696

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 ‑‑ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2012 for an understanding of the following discussion and analysis.  Operating results for the three and six month periods ending June 30, 2013 are not necessarily indicative of the results of the full year ending December 31, 2013 or any future period.

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

Non-GAAP Measures
This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures adjust GAAP measures to exclude the effects of sales of securities and certain non-recurring and merger-related expenses.  Where non-GAAP disclosures are used in this Quarterly Report on Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables.  Management believes that these non-GAAP measures provide useful information that is important to an understanding of the operating results of the Company’s core business due to the non-recurring nature of the excluded items.  Non-GAAP measures should not be considered substitutes for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

Recent Legislation
The following section should be read in conjunction with the Supervision and Regulation section of NBT’s 2012 Form 10-K.

On July 2, 2013, the Federal Reserve Board issued final rules, and on July 9, 2013, the Office of the Comptroller of the Currency issued interim final rules that revise the existing regulatory capital requirements to incorporate certain revisions to the Basel capital framework, including Basel III, and to implement certain provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”) . The final and interim final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets.  The final and interim final rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;
•	revise the components of regulatory capital, add a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, increase the minimum Tier 1 capital ratio requirement from 4% to 6%;
•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;
•	permit most banking organizations, including the Company, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;
•	implement a new capital conservation buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% common equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016 which buffer is generally required to make capital distributions and pay executive bonuses;
•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;
•	require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of common equity Tier 1 capital in each category and 15% of common equity Tier 1 capital in the aggregate; and
•	remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

Under the final and interim rules, compliance is required beginning January 1, 2015, for most banking organizations including the Company, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. We are still in the process of assessing the impacts of these complex final and interim final rules, however, we believe we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.

In May 2013, the Securities and Exchange Commission and the Commodity Futures Trading Commission (together, the “Commissions”) jointly issued final rules and guidelines to require certain regulated entities to establish programs to address risks of identity theft.  The rules and guidelines implement provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  These provisions amend Section 615(e) of the Fair Credit Reporting Act and directed the Commissions to adopt rules requiring entities that are subject to the Commissions’ jurisdiction to address identity theft in two ways.  First, the rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts.  The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy the requirements of the rules.  Second, the rules establish special requirements for any credit and debit card issuers that are subject to the Commissions’ jurisdiction, to assess the validity of notifications of changes of address under certain circumstances.

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

Management  of  the  Company  considers  the  accounting  policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty  in  evaluating  the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance may need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provision for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral values were significantly lower, the Company’s allowance for loan loss policy would also require additional provision for loan losses.

Management is required to make various assumptions in valuing the Company’s pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Citigroup Pension Liability Index, market interest rates and discounted cash flows in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

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

The Company’s policies on the allowance for loan losses, pension accounting, acquired loans, provision for income taxes and intangible assets are disclosed in Note 1 to the consolidated financial statements presented in our 2012 Annual Report on Form 10-K.  All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Overview
Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, tangible common equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first six months of 2013:
•	Core net income was $32.1 million for the six months ended June 30, 2013, up 19.6% from $26.9 million for the same period in 2012. Core diluted earnings per share for the six months ended June 30, 2013 were $0.79, down 1.3% from $0.80 in the same period in 2012. Core annualized return on average assets and return on average equity were 0.93% and 8.93%, respectively, for the six months ended June 30, 2013, compared with 0.94% and 9.86%, respectively, for the six months ended June 30, 2012.

•	Reported results for the six months ending June 30, 2013 include the impact of the acquisition of Alliance Financial Corporation (“Alliance”) since March 8, 2013, including $12.0 million in merger related expenses for the six months ended June 30, 2013.

•	Net interest margin (on a fully taxable equivalent basis (“FTE”)) was 3.68% for the six months ended June 30, 2013 as compared to 3.86% for the same period in 2012.

•	Past due loans as a percentage of total loans were 0.71% at June 30, 2013 and December 31, 2012.

•	Net charge-offs, annualized, were 0.42% of average loans for the first six months of 2013, compared to 0.55% for the year ended December 31, 2012.

The following table depicts several annualized measurements of performance using core and U.S. GAAP net income that management reviews in analyzing the Company’s performance. Returns on average assets and average equity measure how effectively an entity utilizes its total resources and capital, respectively.

	For the three months		For the six months
(Dollars in thousands)	ended June 30,		ended June 30,

	2013	2012	2013	2012
Reconciliation of Non-GAAP Financial Measures:
Reported net income (GAAP)	$16,916	$13,257	$24,565	$26,907
Adj: Loss / (Gain) on sale of securities, net	61	(97)	(1,084)	(552)
Adj: Other adjustments (1)	-	(115)	-	(865)
Plus: Merger related expenses	1,269	826	11,950	1,337
Total Adjustments	1,330	614	10,866	(80)
Income tax effect on adjustments	(406)	(187)	(3,314)	24
Core net income	$17,840	$13,684	$32,117	$26,851

Weighted Average Diluted Shares	44,316,531	33,492,659	40,574,934	33,452,970
Core Diluted Earnings Per Share	$0.40	$0.41	$0.79	$0.80

Performance measures:
Core Return on Average Assets (2)	0.95%	0.95%	0.93%	0.94%
Core Return on Average Equity (2)	8.88%	9.97%	8.93%	9.86%
Core Return on Average Tangible Common Equity (2)(3)	14.57%	14.35%	14.11%	14.18%

(1) Other adjustments were primarily a flood insurance recovery for the 2012 quarter, and for the first half of 2012 a prepayment penalty fee and a flood insurance recovery
(2) Annualized
(3) Excludes amortization of intangible assets (net of tax) from net income and average tangible common equity is calculated as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Average stockholders equity	$806,200	$551,865	$724,898	$547,246
Less: average goodwill and other intangibles	292,775	154,058	247,031	152,268
Average tangible common equity	$513,425	$397,807	$477,867	$394,978

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

Fully Taxable Equivalent (“FTE”) net interest income increased $11.9 million during the three months ended June 30, 2013, compared to the same period of 2012.  The Company’s FTE net interest margin was 3.69% for the three months ended June 30, 2013, down from 3.82% for the three months ended June 30, 2012.  Average interest earning assets were $6.8 billion for the second quarter of 2013, an increase of 27.4% compared to the same period in 2012. The growth in earning assets was due to the acquisition of Alliance in March 2013 combined with organic loan growth.  The increase in average earning assets for the three months ended June 30, 2013 as compared to the same period of 2012 offset the decline in the yield on earning assets, resulting in the increase in net interest income over the same period last year.

For the three months ended June 30, 2013, total FTE interest income increased $10.9 million, or 18.3%, from the same period in 2012 as a result of the increase in average earning assets, attributed to aforementioned acquisition activity and organic loan growth in the previous year and current quarter.  The average balance of loans for the three months ended June 30, 2013 was $5.2 billion, up approximately $1.3 billion, or 33.1%, from the three months ended June 30, 2012.  The average balance of securities available for sale for the three months ended June 30, 2013 was $1.4 billion, down 18% from the three months ended June 30, 2012.  The growth in average earning assets from the second quarter of 2012 was partially offset by a 33 basis point decrease in the yield earned on earning assets. The yield on securities available for sale decreased 56 basis points to 1.97% for the second quarter of 2013 from 2.53% for same period in 2012.  In addition, the yield on loans decreased 42 basis points to 4.76% for the three months ended June 30, 2013 from 5.18% for the three months ended June 30, 2012.  The decreases in the yield on securities and loans were due primarily to the reinvestment of cash flows from loan principal payments and maturing of securities in the current low interest rate environment.  At the end of the second quarter, long-term rates increased providing more favorable yields on the reinvestment of cash flows.

The reduction in yields on earning assets was partially offset by a reduction in rates paid on interest bearing liabilities.  The cost of interest bearing liabilities for the three months ended June 30, 2013 was down 26 bps to 0.62%.  Rates paid on interest bearing deposits and borrowings decreased by 17 and 49 basis points, respectively, from the same period in 2012.  The decrease in interest paid on interest bearing deposits primarily resulted from the 42 basis point decrease in the cost of time deposits. The cost of long term debt also decreased as maturing higher cost borrowings were replaced with lower rate short term borrowings during the period.  In future periods, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Average interest bearing liabilities increased approximately $1.1 billion, or 25.7%, for the three months ended June 30, 2013 as compared to the same period in 2012, which partially offset the decrease in total interest expense attributed to the decrease in the rates on interest bearing liabilities.  The increase in average interest bearing liabilities is primarily due to the Alliance acquisition, partly offset by the pay down of long term borrowings in the first six months of 2013.

FTE net interest income was $115.7 million for the six months ended June 30, 2013, up 14.3% from the same period in 2012.  This increase from the previous year was due primarily to the 20.1% increase in average earning assets for the six months ended June 30, 2013 over the prior year, partly offset by an 18 basis point decrease in the net interest margin for the same period.  The acquisition of Hampshire First Bank in June 2012, the acquisition of Alliance in March 2013, and organic loan growth during the period contributed to the growth in average earning assets.

The Company’s FTE net interest margin was 3.68% for the six months ended June 30, 2013, down from 3.86% for the same period last year.  Rate compression on earning assets continued to negatively impact net interest margin for the first six months of 2013 as evidenced by decreasing loan yields from 5.25% for the first six months of 2012 to 4.81% for the first six months of 2013.  In addition, yields on available for sale securities declined 54 basis points in the first six months of 2013 as compared to the same period in 2012.

The reduction in yields on earning assets was partially offset by a reduction in rates paid on interest bearing liabilities in the first six months of 2013 as compared to the same period in 2012.  The cost of interest bearing liabilities for the six months ended June 30, 2013 was down 22 bps to 0.68%.  The reduction in the cost of interest bearing liabilities was primarily attributable to the decrease in the cost of deposits and long term borrowings.

Average interest bearing liabilities increased approximately $736.3 million, or 18.2%, for the six months ended June 30, 2013 as compared to the same period in 2012, which partially offset the decrease in total interest expense attributed to the decrease in the rates on interest bearing liabilities.  The increase in average interest bearing liabilities is primarily due to the acquisition of Hampshire First Bank in June 2012, the Alliance acquisition in March 2013, partly offset by the pay down of long term debt.

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

Three Months ended June 30,		2013			2012
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$41,313	$59	0.57%	$102,192	$84	0.33%
Securities available for sale (1)(2)	1,428,864	7,033	1.97%	1,208,384	7,605	2.53%
Securities held to maturity (1)	62,463	815	5.23%	68,472	931	5.47%
Investment in FRB and FHLB Banks	35,497	430	4.85%	27,886	328	4.73%
Loans (3)	5,243,534	62,268	4.76%	3,938,592	50,741	5.18%
Total interest earning assets	$6,811,671	$70,605	4.16%	$5,345,526	$59,689	4.49%
Other assets	705,869			465,058
Total assets	$7,517,540			$5,810,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,402,429	524	0.15%	$1,115,812	$539	0.19%
NOW deposit accounts	927,037	443	0.19%	704,896	480	0.27%
Savings deposits	983,413	209	0.09%	676,794	127	0.08%
Time deposits	1,136,511	3,120	1.10%	973,051	3,688	1.52%
Total interest bearing deposits	$4,449,390	$4,296	0.39%	$3,470,553	$4,834	0.56%
Short-term borrowings	229,906	67	0.12%	171,545	48	0.11%
Trust preferred debentures	101,196	560	2.22%	75,422	434	2.31%
Long-term debt	355,702	3,026	3.41%	368,251	3,580	3.91%
Total interest bearing liabilities	$5,136,194	$7,949	0.62%	$4,085,771	$8,896	0.88%
Demand deposits	1,496,486			1,111,804
Other liabilities	78,660			61,144
Stockholders' equity	806,200			551,865
Total liabilities and stockholders' equity	$7,517,540			$5,810,584
Net interest income (FTE)		62,656			50,793
Interest rate spread			3.54%			3.61%
Net interest margin			3.69%			3.82%
Taxable equivalent adjustment		1,001			1,042
Net interest income		$61,655			$49,751

(1) Securities are shown at average amortized cost
(2) Excluding unrealized gains or losses
(3) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Six Months ended June 30,
		2013			2012
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$58,118	$98	0.34%	$91,159	$120	0.26%
Securities available for sale (1)(2)	1,313,691	13,212	2.03%	1,210,575	15,460	2.57%
Securities held to maturity (1)	57,710	1,605	5.61%	69,507	1,896	5.48%
Investment in FRB and FHLB Banks	33,416	796	4.80%	27,453	685	5.02%
Loans (3)	4,869,896	116,171	4.81%	3,874,027	101,184	5.25%
Total interest earning assets	$6,332,831	$131,882	4.20%	$5,272,721	$119,345	4.55%
Other assets	630,532			462,300
Total assets	$6,963,363			$5,735,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,297,077	934	0.15%	$1,102,579	$1,151	0.21%
NOW deposit accounts	863,481	889	0.21%	699,917	1,010	0.29%
Savings deposits	877,574	354	0.08%	659,381	242	0.07%
Time deposits	1,076,445	6,269	1.17%	964,701	7,574	1.58%
Total interest bearing deposits	$4,114,577	$8,446	0.41%	$3,426,578	$9,977	0.59%
Short-term borrowings	199,513	109	0.11%	167,176	89	0.11%
Trust preferred debentures	91,798	988	2.17%	75,422	883	2.35%
Long-term debt	368,867	6,635	3.63%	369,323	7,161	3.90%
Total interest bearing liabilities	$4,774,755	$16,178	0.68%	$4,038,499	$18,110	0.90%
Demand deposits	1,390,700			1,087,180
Other liabilities	73,010			62,096
Stockholders' equity	724,898			547,246
Total liabilities and stockholders' equity	$6,963,363			$5,735,021
Net interest income (FTE)		115,704			101,235
Interest rate spread			3.52%			3.65%
Net interest margin			3.68%			3.86%
Taxable equivalent adjustment		1,909			2,092
Net interest income		$113,795			$99,143

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

Three months ended June 30,
	Increase (Decrease)
	2013 over 2012
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(233)	$208	$(25)
Securities available for sale	5,843	(6,415)	(572)
Securities held to maturity	(78)	(38)	(116)
Investment in FRB and FHLB Banks	93	9	102
Loans	35,768	(24,241)	11,527
Total interest income	41,393	(30,477)	10,916

Money market deposit accounts	517	(532)	(15)
NOW deposit accounts	575	(612)	(37)
Savings deposits	64	18	82
Time deposits	2,891	(3,459)	(568)
Short-term borrowings	17	2	19
Trust preferred debentures	240	(114)	126
Long-term debt	(117)	(437)	(554)
Total interest expense	4,187	(5,134)	(947)

Change in FTE net interest income	$37,206	$(25,343)	$11,863

Six months ended June 30,
	Increase (Decrease)
	2013 over 2012
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(89)	$67	$(22)
Securities available for sale	3,122	(5,370)	(2,248)
Securities held to maturity	(408)	117	(291)
Investment in FRB and FHLB Banks	191	(80)	111
Loans	37,089	(22,102)	14,987
Total interest income	39,905	(27,368)	12,537

Money market deposit accounts	440	(657)	(217)
NOW deposit accounts	467	(588)	(121)
Savings deposits	86	26	112
Time deposits	2,023	(3,328)	(1,305)
Short-term borrowings	17	3	20
Trust preferred debentures	281	(176)	105
Long-term debt	(9)	(517)	(526)
Total interest expense	3,305	(5,237)	(1,932)

Change in FTE net interest income	$36,600	$(22,131)	$14,469

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(in thousands)
Insurance and other financial services revenue	$5,755	$5,279	$12,648	$11,433
Service charges on deposit accounts	4,933	4,571	9,256	8,912
ATM and debit card fees	4,044	3,063	7,286	6,025
Retirement plan administration fees	2,957	2,411	5,639	4,744
Trust	4,699	2,312	7,612	4,441
Bank owned life insurance	886	618	1,735	1,589
Net securities (losses) gains	(61)	97	1,084	552
Other	2,324	2,331	5,506	6,042
Total noninterest income	$25,537	$20,682	$50,766	$43,738

Noninterest income for the three months ended June 30, 2013 was $25.5 million, up 23.5% compared with $20.7 million for the same period in 2012.  Increases in other financial services revenue, service charges on deposit accounts, ATM and debit card fees, trust revenue and bank owned life insurance were primarily the result of the acquisition of Alliance.  Retirement plan administration fees increased approximately $0.5 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, due primarily to the addition of two large clients during the third quarter of 2012.

Noninterest income for the six months ended June 30, 2013 was $50.8 million, up 16.1% from the same period in 2012, with the primary drivers being the aforementioned increases in trust revenue and ATM and debit card fees.  In addition, insurance and financial services revenue increased 10.6% for the six months ended June 30, 2013 as compared to the same period in 2012, due primarily to an increase in financial services revenue from the Alliance acquisition as well as an increase in insurance contingent revenue in 2013.  Retirement plan administration fees were also up 18.9% for the six months ended June 30, 2013 as compared to the same period in 2012 due to growth in new business in 2012.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(in thousands)
Salaries and employee benefits	$29,160	$24,992	$56,207	$51,717
Occupancy	5,219	4,222	10,196	8,713
Data processing and communications	3,854	3,431	7,309	6,689
Professional fees and outside services	3,237	2,388	6,138	5,113
Equipment	2,910	2,409	5,492	4,789
Office supplies and postage	1,656	1,574	3,246	3,245
FDIC expenses	1,273	942	2,403	1,873
Advertising	1,000	805	1,723	1,607
Amortization of intangible assets	1,351	841	2,202	1,660
Loan collection and other real estate owned	421	799	1,139	1,437
Merger	1,269	826	11,950	1,337
Other	5,100	4,161	9,150	7,684
Total noninterest expense	$56,450	$47,390	$117,155	$95,864

Noninterest expense for the three months ended June 30, 2013 was $56.5 million, up $9.1 million or 19.1%, for the same period in 2012.  Excluding merger expenses totaling $1.3 million during the second quarter of 2013 and $0.8 million during the second quarter of 2012, noninterest expense was up $8.6 million, or 18.5%, for the second quarter of 2013 as compared to the second quarter of 2012.  Increases in noninterest expenses were primarily due to the Alliance and Hampshire First Bank acquisitions.  The Company experienced a decrease in loan collection and other real estate owned expense by 47% compared to the prior year quarter and 21% from the prior year to date period.

Noninterest expense for the six months ended June 30, 2013 was $117.2 million, up $21.3 million or 22.2%, from the same period in 2012.  Excluding merger expenses totaling $12.0 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively, noninterest expense was up $10.7 million, or 11.3%, for the first six months of 2013 as compared to the same period in 2012.  Several noninterest expense categories were affected by the acquisition of Alliance and Hampshire First Bank with salaries and employee benefits and occupancy expenses being the primary drivers of the increase over last year.

Income Taxes
Income tax expense for the three month period ended June 30, 2013 was $7.4 million, up from $5.7 million for the same period in 2012.  The effective tax rate was 30.5% for the three months ended June 30, 2013, compared to 30.0% for the same period in 2012.

Income tax expense for the six months ended June 30, 2013 was $10.8 million, down from $11.5 million from the same period in 2012 due to the decrease in pre-tax income for the first six months of 2013, offset slightly by the increase in the effective tax rate to 30.5% for the six months ended June 30, 2013 as compared with 30.0% for the same period last year.

ANALYSIS OF FINANCIAL CONDITION

Securities
Average total earning securities increased $214.5 million, or 16.8%, for the three months ended June 30, 2013 when compared to the same period in 2012.  This increase resulted primarily from the Alliance acquisition.  The average total securities portfolio represents 21.9% of total average earning assets for the three months ended June 30, 2013, down from 23.9% for the same period in 2012.

Average total earning securities increased $91.3 million, or 7.1%, for the six months ended June 30, 2013 when compared to the same period in 2012.  This increase resulted primarily from the acquisition of Alliance, partly offset by the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 21.7% of total average earning assets for the six months ended June 30, 2013, down from 24.3% for the same period in 2012.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	June 30, 2013	December 31, 2012
Mortgage-backed securities:
With maturities 15 years or less	21%	18%
With maturities greater than 15 years	1%	2%
Collateral mortgage obligations	38%	36%
Municipal securities	13%	12%
US agency notes	24%	28%
Other	3%	4%
Total	100%	100%

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

Loans
A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	June 30, 2013	December 31, 2012
Residential real estate mortgages	$1,001,642	$651,107
Commercial	867,513	694,799
Commercial real estate mortgages	1,241,271	1,072,807
Real estate construction and development	152,548	123,078
Agricultural and agricultural real estate mortgages	107,565	112,687
Consumer	1,284,888	1,047,856
Home equity	635,283	575,282
Total loans	$5,290,710	$4,277,616

Total loans increased by $1.0 billion, or 23.7%, at June 30, 2013 from December 31, 2012, and represent approximately 70.2% of assets, as compared to 70.8% of total assets at December 31, 2012.  The increase in loan is primarily due to the loans acquired in the Alliance acquisition combined with organic growth during the second quarter of 2013.  The following table summarizes the Alliance acquired loan balances at fair value of as of March 8, 2013 (in thousands):

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

Allowance For Loan Losses
	Three months ended
(dollars in thousands)	June 30, 2013		June 30, 2012
Balance, beginning of period	$68,734		$71,334
Recoveries	1,201		977
Chargeoffs	(5,153)		(5,680)
Net chargeoffs	(3,952)		(4,703)
Provision for loan losses	6,402		4,103
Balance, end of period	$71,184		$70,734
Composition of Net Chargeoffs
Commercial and agricultural	$(782)	20%	$(1,350)	29%
Real estate mortgage	(213)	5%	(285)	6%
Consumer	(2,957)	75%	(3,068)	65%
Net chargeoffs	$(3,952)	100%	$(4,703)	100%
Annualized net chargeoffs to average loans	0.30%		0.48%

Allowance For Loan Losses
	Six months ended
(dollars in thousands)	June 30, 2013		June 30, 2012
Balance, beginning of period	$69,334		$71,334
Recoveries	2,659		2,046
Chargeoffs	(12,869)		(11,220)
Net chargeoffs	(10,210)		(9,174)
Provision for loan losses	12,060		8,574
Balance, end of period	$71,184		$70,734
Composition of Net Chargeoffs
Commercial and agricultural	$(3,637)	36%	$(2,095)	23%
Real estate mortgage	(870)	9%	(634)	7%
Consumer	(5,703)	55%	(6,445)	70%
Net chargeoffs	$(10,210)	100%	$(9,174)	100%
Annualized net chargeoffs to average loans	0.42%		0.48%

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

Nonperforming Assets
	June 30,		December 31,
(Dollars in thousands)	2013		2012
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$18,974	46%	$20,923	53%
Real estate mortgages	8,341	21%	8,083	20%
Consumer	7,534	19%	8,440	21%
Troubled debt restructured loans	5,676	14%	2,230	6%
Total nonaccrual loans	40,525	100%	39,676	100%
Loans 90 days or more past due and still accruing

Commercial and agricultural loans and real estate	-	0%	148	6%
Real estate mortgages	358	18%	330	13%
Consumer	1,646	82%	1,970	81%
Total loans 90 days or more past due and still accruing	2,004	100%	2,448	100%

Total nonperforming loans	42,529		42,124
Other real estate owned (OREO)	3,757		2,276
Total nonperforming assets	46,286		44,400
Total nonperforming loans to total loans	0.80%		0.98%
Total nonperforming assets to total assets	0.61%		0.73%
Allowance for loan losses to total nonperforming loans	167.38%		164.60%

Past due loans as a percentage of total loans was 0.71% at June 30, 2013, equal to December 31, 2012.  In addition to nonperforming loans, the Company has also identified approximately $91.0 million in potential problem loans at June 30, 2013 as compared to $79.6 million at December 31, 2012.  The increase is primarily due to the acquired loans of Alliance.  At June 30, 2013, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan losses of $6.4 million for the three months ended June 30, 2013, compared with $4.1 million for the three months ended June 30, 2012.  This increase was due primarily to a $1.4 million specific reserve established on a commercial real estate loan during the second quarter and loan growth during the period, partially offset by a general improvement in asset quality indicators.  Net charge-offs were $4.0 million for the three months ended June 30, 2013, down from $4.7 million for the same period in 2012.  Net charge-offs (annualized) to average loans for the three months ended June 30, 2013 was 0.30%, compared to 0.48% for the three months ended June 30, 2012.

The Company recorded a provision for loan losses of $12.1 million for the six months ended June 30, 2013, compared with $8.6 million for the three months ended June 30, 2012.  This increase was due primarily to the aforementioned specific reserve in the second quarter of 2013 and organic loan growth during the period, partially offset by a general improvement in asset quality indicators.  Net charge-offs were $10.2 million for the six months ended June 30, 2013, up from $9.2 million for the same period in 2012, due primarily to the charge-off of one large commercial loan that was previously reserved for.  Net charge-offs to average loans for the six months ended June 30, 2013 was 0.42%, compared to 0.48% for the six months ended June 30, 2012.

The allowance for loan losses totaled $71.2 million at June 30, 2013, compared to $69.3 million at December 31, 2012.  The allowance for loan losses as a percentage of loans was 1.35% (1.68% excluding acquired loans with no related allowance recorded) at June 30, 2013, compared to 1.62% (1.72% excluding acquired loans with no related allowance recorded) at December 31, 2012.

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

Deposits

Total deposits were $5.9 billion at June 30, 2013, up $1.1 billion, or 22.9%, from December 31, 2012, due primarily to the acquisition of Alliance on March 8, 2013.  Savings, NOW and money market accounts increased to $3.3 billion as of June 30, 2013 as compared with $2.6 billion at December 31, 2012.  Time deposits increased $121.8 million, or 12.4%, from December 31, 2012 to June 30, 2013.  Demand deposits increased by $273.7 million, or 22.0%, from December 31, 2012 to June 30, 2013.

The following table summarizes the Alliance acquired deposit balances at fair value of as of March 8, 2013 (in thousands):

Acquired
Balances
Noninterest bearing demand	$222,843
Savings, NOW and money market	660,412
Time	230,165
Total	$1,113,420

Total average deposits for the three months ended June 30, 2013 increased $1.4 billion, or 29.6%, from the same period in 2012, due primarily to the acquisitions of Hampshire First Bank and Alliance.  Average savings accounts increased to $983.4 million for the second quarter of 2013 from $676.8 million for the same period in 2012.  Average time deposits increased $163.5 million, or 16.8%, for the three months ended June 30, 2013 from the same period in 2012.  Average demand deposit (interest and noninterest bearing) accounts increased $606.8 million, or 33.4%, for the three months ended June 30, 2013 as compared to the same period in 2012.

Total average deposits for the six months ended June 30, 2013 increased $991.5 million, or 22.0%, from the same period in 2012, due primarily to the acquisitions of Hampshire First Bank and Alliance.  Average savings accounts increased to $877.6 million for the first six months of 2013 from $659.4 million for the same period in 2012.  Average time deposits increased $111.7 million, or 11.6%, for the six months ended June 30, 2013 from the same period in 2012.  Average demand deposit (interest and noninterest bearing) accounts increased $467.1 million, or 26.1%, for the six months ended June 30, 2013 as compared to the same period in 2012.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $385.6 million at June 30, 2013 compared to $162.9 million at December 31, 2012.   Long-term debt was $309.1 million at June 30, 2013, as compared to $367.5 million at December 31, 2012.  The Company assumed $21.6 million in short-term customer sweep accounts and $100.0 million in long-term FHLB advances from Alliance on March 8, 2013. The Company paid down $40.0 million of the long-term FHLB advances assumed from Alliance prior to the end of the first quarter and $119 million of long-term borrowings matured in the second quarter of 2013, resulting in the net decrease in long-term borrowed funds compared to year-end.  Long term borrowings were replaced with short-term borrowings in the second quarter, resulting in the net increase in short-term borrowed funds compared to year-end. For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $791.6 million represented 10.51% of total assets at June 30, 2013, compared with $582.3 million, or 9.64% as of December 31, 2012.  The Company issued 10.3 million shares at a value of $226 million for the acquisition of Alliance on March 8, 2013. The Company held a 0.8% equity interest in Alliance prior to acquisition with an acquisition date fair value of $1.9 million.  The Company realized a $1.0 million gain as a result of measuring the equity interest to fair value in accordance with step acquisition accounting.

Under a previously disclosed stock repurchase plan, the Company purchased 267,425 shares of its common stock during the six month period ended June 30, 2013, for a total of $5.5 million at an average price of $20.42 per share.  At June 30, 2013, there were 480,588 shares available for repurchase under this repurchase plan, which expires on December 31, 2013.

On July 22, 2013, the Bank’s board of directors authorized a new repurchase program for the Company to repurchase up to an additional 1,000,000 shares (approximately 2%) of its outstanding common stock, effective July 24, 2013, as market conditions warrant in open market and privately negotiated transactions.  This plan expires on December 31, 2014.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2013 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.  The Tier 1 leverage ratio was 8.72% at June 30, 2013 compared to 8.54% at December 31, 2012.

Capital Measurements	June 30, 2013	December 31, 2012
Tier 1 leverage ratio	8.72%	8.54%
Tier 1 capital ratio	11.20%	11.00%
Total risk-based capital ratio	12.45%	12.25%
Cash dividends as a percentage of net income	63.37%	48.96%
Per common share:
Book value	$18.18	$17.24
Tangible book value (1)	$11.46	$12.23

(1) Stockholders' equity less goodwill and intangible assets divided by common shares outstanding

On July 2, 2013, the Federal Reserve Board issued final rules and on July 9, 2013, the Office of the Comptroller of the Currency issued interim final rules implementing the Basel III capital standards.  The final rules change how banks and their holding companies calculate their regulatory capital requirements by increasing the minimum levels of required capital, narrowing the definition of capital and placing greater emphasis on common equity.  The Company is still in the process of assessing the impacts of these rules, however, we believe we will continue to exceed all estimated well capitalized regulatory requirements on a fully phased-in basis.

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

In an attempt to manage the Company's exposure to changes in interest rates, management monitors the Company’s interest rate risk.  Management’s Asset Liability Committee (“ALCO”) meets monthly to review the Company’s interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors.  Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential effect of changing interest rates is an uncertainty that can have an adverse effect on net income.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2013 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(3.16%)
-100	(1.45%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At June 30, 2013, the Company’s Basic Surplus measurement was 8.3% of total assets or approximately $625 million as compared to the December 31, 2012 Basic Surplus of 9.0% or $540 million, and was above the Company’s minimum of 5% or $375 million set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2013, approximately $26.3 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At June 30, 2013 and December 31, 2012, FHLB advances outstanding totaled approximately $529 million and $339 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $557 million at June 30, 2013 and $418 million at December 31, 2012.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $332 million at June 30, 2013, or used to collateralize other borrowings, such as repurchase agreements.  At June 30, 2013 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $697 million.

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

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company's disclosure controls and procedures were effective.

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

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Item 1A, to Part 1 of our 2012 Annual Report on Form 10-K.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
4/1/13 - 4/30/13	-	-	-	748,013
5/1/13 - 5/31/13	-	-	-	748,013
6/1/13 - 6/30/13	267,425	$20.42	267,425	480,588
Total	267,425	$20.42	267,425	480,588

(1)	Under a previously disclosed stock repurchase plan announced on October 24, 2011, the Company purchased 267,425 shares of its common stock during the three month period ended June 30, 2013, for a total of $5.5 million at an average price of $20.42 per share. At June 30, 2013, there were 480,588 shares available for repurchase under the previously disclosed repurchase plan, which expires on December 31, 2013. On July 22, 2013, the Company’s board of directors authorized a new repurchase program to repurchase up to an additional 1,000,000 shares of its outstanding common stock. This plan expires on December 31, 2014.

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of August 2013.

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.