Form 10-Q
period 2013-09-30
NBT BANCORP INC
filed 2013-11-12
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.
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
Yes   ☐   No   ☒

As of October 31, 2013, there were 43,315,895 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended September 30, 2013

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2013	2012

Assets
Cash and due from banks	$205,884	$157,094
Short-term interest bearing accounts	2,358	6,574
Securities available for sale, at fair value	1,385,734	1,147,999
Securities held to maturity (fair value $115,620 and $61,535, respectively)	118,259	60,563
Trading securities	5,285	3,918
Federal Reserve and Federal Home Loan Bank stock	43,490	29,920
Loans	5,367,231	4,277,616
Less allowance for loan losses	70,184	69,334
Net loans	5,297,047	4,208,282
Premises and equipment, net	86,891	77,875
Goodwill	265,052	152,373
Intangible assets, net	26,857	16,962
Bank owned life insurance	113,821	80,702
Other assets	118,225	99,997
Total assets	$7,668,903	$6,042,259
Liabilities
Demand (noninterest bearing)	$1,595,571	$1,242,712
Savings, NOW, and money market	3,343,837	2,558,376
Time	1,063,730	983,261
Total deposits	6,003,138	4,784,349
Short-term borrowings	373,234	162,941
Long-term debt	309,009	367,492
Junior subordinated debt	101,196	75,422
Other liabilities	86,767	69,782
Total liabilities	6,873,344	5,459,986
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2013 and December 31, 2012	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at September 30, 2013 and December 31, 2012; issued 49,651,494at September 30, 2013 and 39,305,131 at December 31, 2012	497	393
Additional paid-in-capital	573,241	346,692
Retained earnings	377,046	357,558
Accumulated other comprehensive loss	(23,120)	(5,880)
Common stock in treasury, at cost, 6,377,701 and 5,529,781 shares at September 30, 2013 and December 31, 2012, respectively	(132,105)	(116,490)
Total stockholders’ equity	795,559	582,273
Total liabilities and stockholders’ equity	$7,668,903	$6,042,259

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Income (unaudited)	2013	2012	2013	2012
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$61,773	$53,817	$177,499	$154,534
Securities available for sale	6,520	6,550	18,803	21,024
Securities held to maturity	804	572	1,877	1,829
Other	472	348	1,363	1,153
Total interest, fee, and dividend income	69,569	61,287	199,542	178,540
Interest expense
Deposits	3,999	4,544	12,445	14,521
Short-term borrowings	232	60	341	149
Long-term debt	2,561	3,640	9,196	10,801
Trust preferred debentures	551	436	1,539	1,319
Total interest expense	7,343	8,680	23,521	26,790
Net interest income	62,226	52,607	176,021	151,750
Provision for loan losses	5,198	4,755	17,258	13,329
Net interest income after provision for loan losses	57,028	47,852	158,763	138,421
Noninterest income
Insurance and other financial services revenue	6,038	5,591	18,686	17,024
Service charges on deposit accounts	5,055	4,626	14,311	13,538
ATM and debit card fees	4,276	3,378	11,562	9,403
Retirement plan administration fees	3,062	2,718	8,701	7,462
Trust	4,345	2,242	11,957	6,683
Bank owned life insurance	913	639	2,648	2,228
Net securities gains	329	26	1,413	578
Other	3,129	2,407	8,635	8,449
Total noninterest income	27,147	21,627	77,913	65,365
Noninterest expense
Salaries and employee benefits	29,267	26,641	85,474	78,358
Occupancy	5,262	4,437	15,458	13,150
Data processing and communications	4,059	3,352	11,368	10,041
Professional fees and outside services	3,202	2,735	9,340	7,848
Equipment	2,988	2,435	8,480	7,224
Office supplies and postage	1,640	1,597	4,886	4,842
FDIC expenses	1,285	939	3,688	2,812
Advertising	722	701	2,445	2,308
Amortization of intangible assets	1,346	870	3,548	2,530
Loan collection and other real estate owned	886	614	2,025	2,051
Merger expenses	326	558	12,276	1,895
Other	5,303	4,552	14,453	12,236
Total noninterest expense	56,286	49,431	173,441	145,295
Income before income tax expense	27,889	20,048	63,235	58,491
Income tax expense	8,632	5,513	19,413	17,049
Net income	$19,257	$14,535	$43,822	$41,442
Earnings per share
Basic	$0.44	$0.43	$1.06	$1.24
Diluted	$0.44	$0.43	$1.05	$1.23

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Comprehensive Income (unaudited)	2013	2012	2013	2012
(In thousands)
Net income	$19,257	$14,535	$43,822	$41,442
Other comprehensive income, net of tax
Unrealized net holding (losses) gains arising during the period (pre-tax amounts of ($6,927), $1,463, (33,391) and $1,798)	(4,184)	878	(20,167)	1,079
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $329, $26, $1,413 and $578)	(197)	(16)	(848)	(347)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $709, $989, $2,244 and $2,702)	426	599	1,354	1,626
Increase in unrecognized actuarial gains (pre-tax amounts of $4,036, $0, $4,036 and $0)	2,421	-	2,421	-
Total other comprehensive (loss) income	(1,534)	1,461	(17,240)	2,358
Comprehensive income	$17,723	$15,996	$26,582	$43,800

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	Income (Loss)	in Treasury	Total
(in thousands, except share and per share data)
Balance at December 31, 2011	$380	$317,329	$329,981	$(6,104)	$(103,476)	$538,110
Net income	-	-	41,442	-	-	41,442
Cash dividends - $0.60 per share	-	-	(19,966)	-	-	(19,966)
Purchase of 769,568 treasury shares	-	-	-	-	(15,490)	(15,490)
Net issuance of 1,269,592 shares for acquisition	13	25,811	-	-	-	25,824

Net issuance of 85,943 shares to employee benefit plans and other stock plans, including tax benefit	-	(764)	(196)	-	1,785	825
Stock-based compensation	-	3,558	-	-	-	3,558
Other comprehensive income	-	-	-	2,358	-	2,358
Balance at September 30, 2012	$393	$345,934	$351,261	$(3,746)	$(117,181)	$576,661

Balance at December 31, 2012	$393	$346,692	$357,558	$(5,880)	$(116,490)	$582,273
Net income	-	-	43,822	-	-	43,822
Cash dividends - $0.60 per share	-	-	(24,334)	-	-	(24,334)
Purchase of 584,925 treasury shares	-	-	-	-	(12,459)	(12,459)
Issuance of 10,346,363 shares, net of 408,957 treasury shares, for acquisition	104	225,447	-	-	(5,779)	219,772

Net issuance of 145,962 shares to employee benefit plans and other stock plans, including tax benefit	-	(2,469)	-	-	2,623	154
Stock-based compensation	-	3,571	-	-	-	3,571
Other comprehensive loss	-	-	-	(17,240)	-	(17,240)
Balance at September 30, 2013	$497	$573,241	$377,046	$(23,120)	$(132,105)	$795,559

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Nine Months Ended September 30,
Consolidated Statements of Cash Flows (unaudited)	2013	2012
(In thousands, except per share data)
Operating activities
Net income	$43,822	$41,442
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	17,258	13,329
Depreciation and amortization of premises and equipment	5,885	4,636
Net accretion on securities	4,082	1,766
Amortization of intangible assets	3,548	2,530
Stock based compensation	3,571	3,558
Bank owned life insurance income	(2,648)	(2,228)
Purchases of trading securities	(1,022)	(705)
Unrealized gains in trading securities	(345)	(84)
Deferred income tax expense (benefit)	1,126	(2,735)
Proceeds from sales of loans held for sale	59,231	37,922
Originations of loans held for sale	(65,722)	(47,263)
Net gains on sales of loans held for sale	(1,168)	(1,352)
Net security gains	(1,413)	(578)
Net gain on sales of other real estate owned	(654)	(602)
Net decrease in other assets	12,016	9,316
Net increase (decrease) in other liabilities	8,694	(1,213)
Net cash provided by operating activities	86,261	57,739
Investing activities
Net cash provided by acquisitions	80,909	53,121
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	314,104	381,160
Proceeds from sales	27,593	1,791
Purchases	(303,497)	(329,378)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	24,582	24,428
Purchases	(75,808)	(14,959)
Net increase in loans	(198,057)	(234,330)
Net increase in Federal Reserve and FHLB stock	(5,584)	(672)
Purchases of premises and equipment	(3,409)	(4,805)
Proceeds from sales of other real estate owned	3,470	2,411
Net cash used in investing activities	(135,697)	(121,233)
Financing activities
Net increase in deposits	105,369	156,761
Net increase (decrease) in short-term borrowings	188,689	(44,227)
Repayments of long-term debt	(163,409)	(3,350)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	154	825
Purchase of treasury stock	(12,459)	(15,490)
Cash dividends	(24,334)	(19,966)
Net cash provided by financing activities	94,010	74,553
Net increase in cash and cash equivalents	44,574	11,059
Cash and cash equivalents at beginning of period	163,668	129,381
Cash and cash equivalents at end of period	$208,242	$140,440

Supplemental disclosure of cash flow information	Nine Months Ended September 30,
Cash paid during the period for:	2013	2012
Interest	$24,335	$26,951
Income taxes paid	12,885	18,457
Acquisitions:
Fair value of assets acquired	$1,504,415	$257,865
Fair value of liabilities assumed	1,284,632	285,012
Fair value of debt issued in asset purchase	-	150

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

In connection with the merger, the consideration paid and the fair value of the assets acquired and the liabilities assumed on the date of acquisition are as summarized in the following table, in thousands:

Consideration paid:
NBT Bancorp common stock issued to Alliance common shareholders	$225,551
Cash in lieu of fractional shares paid to Alliance common shareholders	11
Less treasury shares	5,779

Net consideration paid	$219,783

Recognized Amounts of Identifiable Assets Acquired and (Liabilities Assumed) At Fair Value:
Cash and short term investments	$81,060
Securities	320,618
Loans	904,473
Intangible assets	13,161
Other assets	71,589
Deposits	(1,113,420)
Borrowings	(126,530)
Trust preferred debentures	(25,774)
Other liabilities	(18,908)
Total identifiable net assets	$106,269

Goodwill	$113,514

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

Information about the acquired loan portfolio as of March 8, 2013 is as follows (in thousands):

Contractually required principal and interest at acquisition	$908,614
Contractual cash flows not expected to be collected	(15,466)
Expected cash flows at acquisition	893,148
Interest component of expected cash flows (accretable premium)	11,325
Fair value of acquired loans	$904,473

The following table presents changes in the accretable discount (in thousands):

Balance at January 1, 2013	$-
Alliance acquisition	11,325
Accretion recognized to date	(1,950)
Balance at September 30, 2013	$9,375

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

Direct costs related to the Alliance acquisition were expensed as incurred and amounted to $12.3 million for the nine months ended September 30, 2013.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2012 under the “Pro forma” columns.  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects.  Merger and acquisition integration costs related to the Alliance acquisition are excluded from the periods in which they were incurred.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Alliance at the beginning of 2012.  Cost savings are also not reflected in the unaudited pro forma amounts for the nine months ended September 30, 2012 and 2013.

	Pro forma
	Nine months ended September 30,
	2013	2012

Net interest income	$182,610	$182,081
Noninterest income	82,592	78,950
Net income	52,933	48,609

Supplemental financial information regarding the former Alliance operations included in our Consolidated Statement of Income from the date of acquisition through September 30, 2013 has not been provided as it would be impracticable to do so.  The operations of Alliance have been integrated into the Bank’s operations and therefore financial information specific to revenues and expense associated with the former Alliance operations is not accessible.

Other Goodwill Adjustments
During the nine months ended September 30, 2013, the Company recorded a deferred tax adjustment related to the 2012 acquistion of Hampshire First Bank resulting in a decrease in goodwill of approximately $1.0 million.  In addition, the Company recorded a goodwill adjustment of approximately $0.1 million related to the 2012 acquisition of a financial services company.

Note 4.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $1.1 billion at September 30, 2013 and $841.7 million at December 31, 2012.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $40.7 million at September 30, 2013 and $37.5 million at December 31, 2012.  As of September 30, 2013, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $41.5 million at September 30, 2013 and $16.6 million at December 31, 2012.  As of September 30, 2013, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments for the three and nine months ended September 30, 2013 and 2012:

			Residential
Three months ended September 30	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of June 30, 2013	$37,704	$26,456	$6,806	$218	$71,184
Charge-offs	(3,489)	(3,746)	(374)	-	(7,609)
Recoveries	602	733	76	-	1,411
Provision	980	3,744	402	72	5,198
Ending Balance as of September 30, 2013	$35,797	$27,187	$6,910	$290	$70,184

Balance as of June 30, 2012	$37,495	$27,235	$5,943	$61	$70,734
Charge-offs	(1,904)	(3,446)	(480)	-	(5,830)
Recoveries	492	574	9	-	1,075
Provision	1,734	2,213	809	(1)	4,755
Ending Balance as of September 30, 2012	$37,817	$26,576	$6,281	$60	$70,734

			Residential
Nine months ended September 30	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of December 31, 2012	$35,624	$27,162	$6,252	$296	$69,334
Charge-offs	(8,009)	(11,122)	(1,347)	-	(20,478)
Recoveries	1,485	2,363	179	43	4,070
Provision	6,697	8,784	1,826	(49)	17,258
Ending Balance as of September 30, 2013	$35,797	$27,187	$6,910	$290	$70,184

Balance as of December 31, 2011	$38,831	$26,049	$6,249	$205	$71,334
Charge-offs	(4,685)	(11,237)	(1,130)	-	(17,052)
Recoveries	1,180	1,918	25	-	3,123
Provision	2,491	9,846	1,137	(145)	13,329
Ending Balance as of September 30, 2012	$37,817	$26,576	$6,281	$60	$70,734

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.  As of September 30, 2013 and 2012, there was no allowance for loan losses for the acquired loan portfolio. Net charge-offs related to acquired loans totaled approximately $47,000 and $0.3 million during the three and nine months ended September 30, 2013, respectively, and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of September 30, 2013 and December 31, 2012:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
As of September 30, 2013
Allowance for loan losses	$35,797	$27,187	$6,910	$290	$70,184

Allowance for loans individually evaluated for impairment	$1,100	$-	$-		$1,100

Allowance for loans collectively evaluated for impairment	$34,697	$27,187	$6,910	$290	$69,084

Ending balance of loans	$2,378,848	$1,960,225	$1,028,158		$5,367,231

Ending balance of loans individually evaluated for impairment	$15,323	$-	$-		$15,323
Ending balance of acquired loans	$432,806	$243,469	$325,491		$1,001,766
Ending balance of loans collectively evaluated for impairment	$1,930,719	$1,716,756	$702,667		$4,350,142

As of December 31, 2012
Allowance for loan losses	$35,624	$27,162	$6,252	$296	$69,334

Allowance for loans individually evaluated for impairment	$2,848	$-	$-		$2,848

Allowance for loans collectively evaluated for impairment	$32,776	$27,162	$6,252	$296	$66,486

Ending balance of loans	$2,003,371	$1,623,138	$651,107		$4,277,616

Ending balance of loans individually evaluated for impairment	$11,972	$-	$-		$11,972

Ending balance of loans collectively evaluated for impairment	$1,991,399	$1,623,138	$651,107		$4,265,644

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

The following table illustrates the Company’s nonaccrual loans by loan class:

Loans on Nonaccrual Status as of:

(In thousands)	September 30, 2013	December 31, 2012
ORIGINATED
Commercial Loans
Commercial	$4,409	$4,985
Commercial Real Estate	8,642	7,977
Agricultural	1,076	699
Agricultural Real Estate	868	1,038
Business Banking	4,949	6,738
	19,944	21,437

Consumer Loans
Indirect	1,440	1,557
Home Equity	5,965	7,247
Direct	92	266
	7,497	9,070

Residential Real Estate Mortgages	6,666	9,169

	$34,107	$39,676

ACQUIRED
Commercial Loans
Commercial	$102
Commercial Real Estate	1,329
Business Banking	1,338
	2,769

Consumer Loans
Indirect	258
Home Equity	353
Direct	71
	682

Residential Real Estate Mortgages	3,860

	$7,311

Total nonaccrual loans	$41,418	$39,676

The following tables set forth information with regard to past due and nonperforming loans by loan class as of September 30, 2013 and December 31, 2012:

Age Analysis of Past Due Financing Receivables
As of September 30, 2013
(in thousands)

			Greater Than
	31-60 Days	61-90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Loans
ORIGINATED
Commercial Loans
Commercial	$76	$1,031	$-	$1,107	$4,409	$589,008	$594,524
Commercial Real Estate	478	-	-	478	8,642	910,134	919,254
Agricultural	140	-	-	140	1,076	63,576	64,792
Agricultural Real Estate	-	-	-	-	868	34,071	34,939
Business Banking	1,900	675	-	2,575	4,949	325,009	332,533
	2,594	1,706	-	4,300	19,944	1,921,798	1,946,042

Consumer Loans
Indirect	10,530	2,331	1,229	14,090	1,440	1,098,286	1,113,816
Home Equity	6,513	1,648	768	8,929	5,965	527,428	542,322
Direct	625	156	107	888	92	59,638	60,618
	17,668	4,135	2,104	23,907	7,497	1,685,352	1,716,756
Residential Real Estate Mortgages	2,955	172	994	4,121	6,666	691,880	702,667
	$23,217	$6,013	$3,098	$32,328	$34,107	$4,299,030	$4,365,465

ACQUIRED
Commercial Loans
Commercial	$70	$-	$-	$70	$102	$114,202	$114,374
Commercial Real Estate	232	-	-	232	1,329	243,233	244,794
Business Banking	246	-	-	246	1,338	72,054	73,638
	548	-	-	548	2,769	429,489	432,806

Consumer Loans
Indirect	526	116	32	674	258	143,588	144,520
Home Equity	750	-	154	904	353	89,443	90,700
Direct	113	16	2	131	71	8,047	8,249
	1,389	132	188	1,709	682	241,078	243,469
Residential Real Estate Mortgages	2,479	317	-	2,796	3,860	318,835	325,491
	$4,416	$449	$188	$5,053	$7,311	$989,402	$1,001,766
Total Loans	$27,633	$6,462	$3,286	$37,381	$41,418	$5,288,432	$5,367,231

As of December 31, 2012
(in thousands)

			Greater Than
	31-60 Days	61-90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Loans
Commercial Loans
Commercial	$-	$-	$-	$-	$4,985	$556,496	$561,481
Commercial Real Estate	126	-	-	126	7,977	966,692	974,795
Agricultural	22	-	-	22	699	63,037	63,758
Agricultural Real Estate	108	-	103	211	1,038	36,128	37,377
Business Banking	3,019	708	45	3,772	6,738	355,450	365,960
	3,275	708	148	4,131	21,437	1,977,803	2,003,371

Consumer Loans
Indirect	10,956	2,477	1,205	14,638	1,557	964,802	980,997
Home Equity	6,065	1,223	681	7,969	7,247	560,066	575,282
Direct	717	144	84	945	266	65,648	66,859
	17,738	3,844	1,970	23,552	9,070	1,590,516	1,623,138
Residential Real Estate Mortgages	1,839	725	330	2,894	9,169	639,044	651,107
	$22,852	$5,277	$2,448	$30,577	$39,676	$4,207,363	$4,277,616

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

The following table provides information on impaired loans and specific reserve allocations as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
With no related allowance recorded:
Commercial Loans
Commercial	$5,507	$5,549		$1,651	$1,710
Commercial Real Estate	5,427	5,431		8,709	9,553
Agricultural	1,097	1,460		940	1,286
Agricultural Real Estate	1,529	1,936		1,713	2,026
Business Banking	6,533	8,927		7,048	9,579
Total Commercial Loans	20,093	23,303		20,061	24,154

Consumer Loans
Home Equity	3,304	3,496		2,553	2,657

Residential Real Estate Mortgages	2,234	2,626		2,011	2,308
	$25,631	$29,425		$24,625	$29,119

With an allowance recorded:
Commercial Loans
Commercial	$-	$-	$-	$4,335	$4,340	$2,241
Commercial Real Estate	6,216	7,838	1,100	4,068	5,689	607
Agricultural	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
	6,216	7,838	1,100	8,403	10,029	2,848

Total:	$31,847	$37,263	$1,100	$33,028	$39,148	$2,848

The following tables summarize the average recorded investments on impaired loans and the interest income recognized for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest Income
	Recorded	Income	Recorded	Recognized
(in thousands)	Investment	Recognized	Investment	Accrual
Commercial Loans
Commercial	$3,348	$15	$1,128	$32
Commercial Real Estate	10,751	-	7,140	-
Agricultural	1,526	-	2,876	4
Agricultural Real Estate	897	12	1,876	12
Business Banking	6,581	13	6,572	-
Consumer Loans
Home Equity	3,064	8	1,828	5
Residential Real Estate Mortgages	2,066	15	1,055	1
Total:	$28,233	$63	$22,475	$54

	For the nine months ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest Income
	Recorded	Income	Recorded	Recognized
(in thousands)	Investment	Recognized	Investment	Accrual
Commercial Loans
Commercial	$4,069	$45	$1,551	$101
Commercial Real Estate	10,660	51	6,481	-
Agricultural	1,100	1	2,997	40
Agricultural Real Estate	1,287	36	1,926	65
Business Banking	7,538	43	7,151	-
Consumer Loans
Home Equity	2,871	20	1,869	17
Residential Real Estate Mortgages	2,015	42	1,043	4
Total:	$29,540	$238	$23,018	$227

Credit Quality Indicators
The Company has developed an internal loan grading system to evaluate and quantify the Company’s loan portfolio with respect to quality and risk.  The system focuses on, among other things, financial strength of borrowers, experience and depth of borrower’s management, primary and secondary sources of repayment, payment history, nature of the business, and outlook on particular industries.  The internal grading system enables the Company to monitor the quality of the entire loan portfolio on a consistent basis and provide management with an early warning system, enabling recognition and response to problem loans and potential problem loans.

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

The following tables illustrate the Company’s credit quality by loan class as of September 30, 2013 and December 31, 2012:

Credit Quality Indicators
As of September 30, 2013

ORIGINATED
		Commercial		Agricultural
Commercial Credit Exposure	Commercial	Real Estate	Agricultural	Real Estate	Total
By Internally Assigned Grade:
Pass	$574,229	$903,073	$59,797	$31,418	$1,568,517
Special Mention	10,098	50	389	43	10,580
Substandard	10,197	16,131	4,594	3,478	34,400
Doubtful	-	-	12	-	12
Total	$594,524	$919,254	$64,792	$34,939	$1,613,509

Business Banking Credit Exposure	Small Business				Total
By Internally Assigned Grade:
Non-classified	$313,250				$313,250
Classified	19,283				19,283
Total	$332,533				$332,533

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,111,147	$535,589	$60,419		$1,707,155
Nonperforming	2,669	6,733	199		9,601
Total	$1,113,816	$542,322	$60,618		$1,716,756

	Residential
Residential Mortgage Credit Exposure	Mortgage				Total
By Payment Activity:
Performing	$695,007				$695,007
Nonperforming	7,660				7,660
Total	$702,667				$702,667

Credit Quality Indicators
As of September 30, 2013
ACQUIRED
Commercial Credit Exposure		Commercial
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Total
Pass	$98,128	$221,777	$-	$319,905
Special Mention	1,602	4,762	-	6,364
Substandard	14,644	18,255	-	32,899
Doubtful	-	-	-	-
Total	$114,374	$244,794	$-	$359,168

Business Banking Credit Exposure
By Internally Assigned Grade:	Small Business			Total
Non-classified	$68,917			$68,917
Classified	4,721			4,721
Total	$73,638			$73,638

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$144,230	$90,193	$8,176	$242,599
Nonperforming	290	507	73	870
Total	$144,520	$90,700	$8,249	$243,469

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage			Total
Performing	$321,631			$321,631
Nonperforming	3,860			3,860
Total	$325,491			$325,491

Credit Quality Indicators
As of December 31, 2012

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$522,985	$901,928	$57,347	$33,472	$1,515,732
Special Mention	18,401	32,135	13	3	50,552
Substandard	17,351	40,732	6,362	3,902	68,347
Doubtful	2,744	-	36	-	2,780
Total	$561,481	$974,795	$63,758	$37,377	$1,637,411

Business Banking. Credit Exposure
By Internally Assigned Grade:	Small Business				Total
Non-classified	$342,528				$342,528
Classified	23,432				23,432
Total	$365,960				$365,960

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$978,235	$567,354	$66,509		$1,612,098
Nonperforming	2,762	7,928	350		11,040
Total	$980,997	$575,282	$66,859		$1,623,138

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$641,608				$641,608
Nonperforming	9,499				9,499
Total	$651,107				$651,107

Troubled Debt Restructured Loans
The Company’s loan portfolio includes certain loans that have been modified where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Certain troubled debt restructured loans (“TDRs”) are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.  Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount.

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

TDRs that occurred during the three month period ending September 30, 2013 consisted of 9 home equity loans, five residential real estate mortgage, and three commercial loans totaling $0.4 million, $0.3 million, and $6.1 million, respectively.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the three month period ending September 30, 2013 there was one default on a home equity loan totaling $0.1 million.

There were no TDRs that occurred during the three month period ending September 30, 2012.  During the three month period ending September 30, 2012 there were no defaults on previously modified loans.

TDRs that occurred during the nine month period ending September 30, 2013 consisted of 20 home equity loans, six residential real estate mortgage, and four commercial loans totaling $1.0 million, $0.5 million, and $7.0 million, respectively.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged.  During the nine month period ending September 30, 2013 there were seven defaults on home equity loans totaling $0.5 million.

TDRs that occurred during the nine month period ending September 30, 2012 consisted of one commercial loan totaling $1.0 million and one residential real estate mortgage totaling $0.2 million.  The pre and post outstanding recorded investment amount remained unchanged.  During the nine month period ending September 30, 2012 there was one default on a home equity loan totaling $25,000 and three residential real estate mortgages totaling $0.4 million that were previously modified.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended September 30,	2013	2012
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,711	33,619
Net income available to common shareholders	19,257	14,535
Basic EPS	$0.44	$0.43
Diluted EPS:
Weighted average common shares outstanding	43,711	33,619
Dilutive effect of common stock options and restricted stock	424	342

Weighted average common shares and common share equivalents	44,135	33,961
Net income available to common shareholders	19,257	14,535
Diluted EPS	$0.44	$0.43

Nine months ended September 30,	2013	2012
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	41,375	33,293
Net income available to common shareholders	43,822	41,442
Basic EPS	$1.06	$1.24
Diluted EPS:
Weighted average common shares outstanding	41,375	33,293
Dilutive effect of common stock options and restricted stock	394	333

Weighted average common shares and common share equivalents	41,769	33,626
Net income available to common shareholders	43,822	41,442
Diluted EPS	$1.05	$1.23

There were 972,403 stock options for the quarter ended September 30, 2013 and 1,176,670 stock options for the quarter ended September 30, 2012 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,157,135 stock options for the nine months ended September 30, 2013 and 1,197,417 stock options for the nine months ended September 30, 2012 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at September 30, 2013, including eligible Alliance employees as of March 8, 2013.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds.

The Company assumed a noncontributory, defined benefit pension plan in the Alliance acquisition.  This plan covers certain Alliance full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen.  Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation.  Effective May 1, 2013, this plan was merged into the NBT Bancorp Inc. Defined Benefit Pension Plan (“the Plan”).  The merging of the plans required a valuation as of the merger date and resulted in a $2.4 million adjustment to accumulated other comprehensive income.  The merging of the plans did not have a significant impact on the Company’s financial statements and related footnotes.  The Company is not required to make contributions to the Plan in 2013, and did not do so during the nine months ended September 30, 2013.

Market conditions can result in an unusually high degree of volatility and increase the risks and short term liquidity associated with certain investments held by the Plan which could impact the value of these investments.

In addition to the Plan, the Company also provides supplemental employee retirement plans to certain current and former executives.  These supplemental employee retirement plans and the Plans are collectively referred to herein as “Pension Benefits.”

Also, the Company provides certain health care benefits for retired employees.  Benefits are accrued over the employees’ active service period. Only employees that were employed by the Company on or before January 1, 2000 are eligible to receive postretirement health care benefits.  This health care benefits plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the plan.  Eligibility is contingent upon the direct transition from active employment status to retirement without any break in employment from the Company.  Employees also must be participants in the Company’s medical plan prior to their retirement.  The Company funds the cost of postretirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years.  In addition, the Company assumed post-retirement medical life insurance benefits for certain Alliance employees, retirees and their spouses, if applicable, in the Alliance acquisition. These postretirement benefits are referred to herein as “Other Benefits.”  The components of expense for Pension Benefits and Other Benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
Components of net periodic benefit cost:	2013	2012	2013	2012
Service cost	$604	$757	$6	$6
Interest cost	830	774	75	40
Expected return on plan assets	(1,929)	(1,676)	-	-
Net amortization	711	992	(2)	(3)
Total cost (benefit)	$216	$847	$79	$43

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic benefit cost:	2013	2012	2013	2012
Service cost	$1,813	$2,270	$18	$16
Interest cost	2,489	2,322	224	119
Expected return on plan assets	(5,786)	(5,026)	-	-
Net amortization	2,025	2,710	219	(8)
Total cost (benefit)	$541	$2,276	$461	$127

The Company is not required to make contributions to the plans in 2013, and did not do so during the nine months ended September 30, 2013.

Note 8.	Junior Subordinated Debt

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

As of September 30, 2013, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

For the nine month period ending September 30, 2013, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

September 30, 2013:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2013
Assets:
Securities Available for Sale:
U.S. Treasury	$43,804	$-	$-	$43,804
Federal Agency	-	295,194	-	295,194
State & municipal	-	118,602	-	118,602
Mortgage-backed	-	335,206	-	335,206
Collateralized mortgage obligations	-	578,210	-	578,210
Other securities	9,671	5,047	-	14,718
Total Securities Available for Sale	$53,475	$1,332,259	$-	$1,385,734
Trading Securities	5,285	-	-	5,285
Interest Rate Swaps	-	1,038	-	1,038
Total	$58,760	$1,333,297	$-	$1,392,057

Liabilities:
Interest Rate Swaps	$-	$1,038	$-	$1,038
Total	$-	$1,038	$-	$1,038

December 31, 2012:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Assets:
Securities Available for Sale:
U.S. Treasury	$64,425	$-	$-	$64,425
Federal Agency	-	282,814	-	282,814
State & municipal	-	86,802	-	86,802
Mortgage-backed	-	250,281	-	250,281
Collateralized mortgage obligations	-	449,723	-	449,723
Other securities	11,866	2,088	-	13,954
Total Securities Available for Sale	$76,291	$1,071,708	$-	$1,147,999
Trading Securities	3,918	-	-	3,918
Interest Rate Swaps	-	1,490	-	1,490
Total	$80,209	$1,073,198	$-	$1,153,407

Liabilities:
Interest Rate Swaps	$-	$1,490	$-	$1,490
Total	$-	$1,490	$-	$1,490

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the nine month period ended September 30, 2013 and December 31, 2012 was related to impaired loans.  The Company had collateral dependent impaired loans with a carrying value of approximately $6.2 million which had specific reserves included in the allowance for loan losses of $1.1 million at September 30, 2013.  The Company had collateral dependent impaired loans with a carrying value of approximately $8.4 million which had specific reserves included in the allowance for loan losses of $2.8 million at December 31, 2012.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at September 30, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		September 30, 2013		December 31, 2013
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$118,259	$115,620	$60,563	$61,535
Net loans	3	5,297,047	5,358,132	4,208,282	4,313,244
Financial liabilities
Time deposits	2	$1,063,730	$1,068,888	$983,261	$994,376
Long-term debt	2	309,009	336,128	367,492	407,404
Trust preferred debentures	2	101,196	103,364	75,422	74,147

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

Trust Preferred Debentures
The fair value of trust preferred debentures has been estimated using a discounted cash flow analysis.

Note 10.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2013
U.S. Treasury	$43,359	$445	$-	$43,804
Federal Agency	300,964	369	6,139	295,194
State & municipal	117,936	2,083	1,417	118,602
Mortgage-backed:
Government-sponsored enterprises	303,907	7,652	960	310,599
U.S. government securities	23,613	1,080	86	24,607
Collateralized mortgage obligations:
Government-sponsored enterprises	543,447	1,792	15,211	530,028
U.S. government securities	47,330	914	62	48,182
Other securities	12,367	2,551	200	14,718
Total securities available for sale	$1,392,923	$16,886	$24,075	$1,385,734
December 31, 2012
U.S. Treasury	$63,668	$757	$-	$64,425
Federal Agency	281,398	1,507	91	282,814
State & municipal	82,675	4,127	-	86,802
Mortgage-backed:
Government-sponsored enterprises	221,110	11,175	-	232,285
U.S. government securities	16,351	1,645	-	17,996
Collateralized mortgage obligations:
Government-sponsored enterprises	399,147	4,418	-	403,565
U.S. government securities	44,825	1,333	-	46,158
Other securities	11,210	2,832	88	13,954
Total securities available for sale	$1,120,384	$27,794	$179	$1,147,999

Other securities primarily represent marketable equity securities.

Proceeds from the sales of securities available for sale were $27.6 million during the nine months ended September 30, 2013, and gains on the sales were $1.4 million.  Proceeds from the sales of securities available for sale were $1.8 million during the nine months ended September 30, 2012, and gains on the sales were $0.6 million.  There were no losses on the sales during 2013 or 2012.

Securities with amortized costs totaling $1.2 billion at September 30, 2013 and $0.9 billion at December 31, 2012 were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at September 30, 2013 and December 31, 2012, securities with an amortized cost of $222.2 million and $209.0 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
September 30, 2013
Mortgage-backed	$983	$122	$-	$1,105
Collateralized mortgage oblications	63,048	-	3,251	59,797
State & municipal	54,228	490	-	54,718
Total securities held to maturity	$118,259	$612	$3,251	$115,620
December 31, 2012
Mortgage-backed	$1,168	$184	$-	$1,352
State & municipal	59,395	788	-	60,183
Total securities held to maturity	$60,563	$972	$-	$61,535

The following table sets forth information with regard to investment securities with unrealized losses at September 30, 2013 and December 31, 2012:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

September 30, 2013
Investment securities available for sale:
Federal agency	$300,964	$(6,139)	20	$-	$-	-	$300,964	$(6,139)	20
State & municipal	117,936	(1,417)	189	-	-	-	117,936	(1,417)	189
Mortgage-backed	327,504	(1,046)	81	-	-	-	327,504	(1,046)	81
Collateralized mortgage obligations	590,777	(15,273)	40	-	-	-	590,777	(15,273)	40
Other securities	5,523	(170)	2	218	(30)	1	5,741	(200)	3
Total securities with unrealized losses	$1,342,704	$(24,045)	332	$218	$(30)	1	$1,342,922	$(24,075)	333

September 30, 2013
Investment securities held to maturity:
Collateralized mortgage obligations	$63,048	$(3,251)	5	$-	$-	-	$63,048	$(3,251)	5
Total securities with unrealized losses	$63,048	$(3,251)	5	$-	$-	-	$63,048	$(3,251)	5

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions
December 31, 2012
Investment securities available for sale:
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	39,906	(91)	4	-	-	-	39,906	(91)	4
State & municipal	-	-	-	-	-	-	-	-	-
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	23	-	2	-	-	-	23	-	2
Other securities	468	(6)	1	167	(82)	1	635	(88)	2
Total securities with unrealized losses	$40,397	$(97)	7	$167	$(82)	1	$40,564	$(179)	8

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of September 30, 2013, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of September 30, 2013, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at September 30, 2013:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$26,527	$26,704
From one to five years	272,953	274,104
From five to ten years	295,191	293,558
After ten years	785,885	776,650
	$1,380,556	$1,371,016
Debt securities classified as held to maturity
Within one year	$25,305	$25,412
From one to five years	22,364	22,744
From five to ten years	5,054	5,059
After ten years	65,536	62,405
	$118,259	$115,620

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2013.

Note 11.	Reclassification Adjustments Out of Other Comprehensive (Loss) Income

The following table summarizes the reclassification adjustments out of accumulated other comprehensive loss (in thousands):

Detail About Accumulated Other Comprehensive (Loss) Income Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income
	Three months ended
	September 30, 2013	September 30, 2012
Available for sale securities:
Gains on available for sale securities	$(329)	$(26)	Net securities gains
Tax benefit	132	10	Income tax expense
Net of tax	$(197)	$(16)

Pension and other benefits:
Amortization of net gains	$765	$1,044	Salaries and employee benefits
Amortization of prior service costs	(56)	(55)	Salaries and employee benefits
Tax expense	283	390	Income tax expense
Net of tax	$426	$599

Total reclassifications during the period, net of tax	$229	$583

Detail About Accumulated Other Comprehensive (Loss) Income Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income
	Nine months ended
	September 30, 2013	September 30, 2012
Available for sale securities:
Gains on available for sale securities	$(1,413)	$(578)	Net securities gains
Tax expense	565	231	Income tax expense
Net of tax	$(848)	$(347)

Pension and other benefits:
Amortization of net gains	$2,411	$2,869	Salaries and employee benefits
Amortization of prior service costs	(167)	(167)	Salaries and employee benefits
Tax expense	890	1076	Income tax expense
Net of tax	$1,354	$1,626

Total reclassifications during the period, net of tax	$506	$1,279

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 ‑‑ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2012 for an understanding of the following discussion and analysis.  Operating results for the three and nine month periods ending September 30, 2013 are not necessarily indicative of the results of the full year ending December 31, 2013 or any future period.

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

On July 2, 2013, the Federal Reserve Board issued final rules, and on July 9, 2013, the Office of the Comptroller of the Currency issued interim final rules that revise the existing regulatory capital requirements to incorporate certain revisions to the Basel capital framework, including Basel III, and to implement certain provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”). The final and interim final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets.  The final and interim final rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;
•	revise the components of regulatory capital, add a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and increase the minimum Tier 1 capital ratio requirement from 4% to 6%;
•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;
•	permit most banking organizations, including the Company, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;
•	implement a new capital conservation buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% common equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016 which buffer is generally required to make capital distributions and pay executive bonuses;
•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;
•	require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of common equity Tier 1 capital in each category and 15% of common equity Tier 1 capital in the aggregate; and
•	remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

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

The Company is subject to examinations from various taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgments used to record tax-related assets or liabilities have been appropriate.  Should tax laws change or the taxing authorities determine that management’s assumptions were inappropriate, an adjustment may be required which could have a material adverse effect on the Company’s results of operations.

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

Overview
Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, tangible common equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first nine months of 2013:

•	Reported net income for the nine months ended September 30, 2013 was $43.8 million, up from $41.4 for the same period in 2013. Reported results for the nine months ending September 30, 2013 include the impact of the acquisition of Alliance Financial Corporation (“Alliance”) since March 8, 2013, including $12.3 million in merger related expenses for the nine months ended September 30, 2013.

•	Core net income was $51.5 million for the nine months ended September 30, 2013, up 24.9% from $41.2 million for the same period in 2012. Core diluted earnings per share for the nine months ended September 30, 2013 was $1.23, equivalent to the same period in 2012. Core annualized return on average assets and return on average equity were 0.96% and 9.20%, respectively, for the nine months ended September 30, 2013, compared with 0.95% and 9.91%, respectively, for the nine months ended September 30, 2012. (A reconciliation of “core” is presented on the following table)

•	Net interest margin (on a fully taxable equivalent basis (“FTE”)) was 3.67% for the nine months ended September 30, 2013 as compared to 3.87% for the same period in 2012.

•	Annualized loan growth for the first nine months of 2013 was 5.8%.

•	Past due loans as a percentage of total loans were 0.70% at September 30, 2013 as compared to 0.71% at December 31, 2012.

•	Net charge-offs, annualized, were 0.44% of average loans for the first nine months of 2013, compared to 0.55% for the year ended December 31, 2012.

The following table depicts several annualized measurements of performance using core and U.S. GAAP net income that management reviews in analyzing the Company’s performance. Returns on average assets and average equity measure how effectively an entity utilizes its total resources and capital, respectively.

	For the three months		For the nine months
(Dollars in thousands)	ended September 30,		ended September 30,
	2013	2012	2013	2012
Reconciliation of Non-GAAP Financial Measures:
Reported net income (GAAP)	$19,257	$14,535	$43,822	$41,442
Adj: Gain on sale of securities, net (net of tax)	(228)	(18)	(981)	(405)
Adj: Other adjustments (net of tax) (1)	110	239	110	(365)
Plus: Merger related expenses (net of tax)	224	388	8,529	1,322
Reversal of uncertain tax position	-	(790)	-	(790)
Total Adjustments	106	(181)	7,658	(238)
Core net income	$19,363	$14,354	$51,480	$41,204

Weighted Average Diluted Shares	44,135,114	33,961,375	41,768,796	33,626,071
Core Diluted Earnings Per Share	$0.44	$0.42	$1.23	$1.23

Performance measures:
Core Return on Average Assets (2)	1.02%	0.96%	0.96%	0.95%
Core Return on Average Equity (2)	9.67%	10.00%	9.20%	9.91%
Core Return on Average Tangible Common Equity (2)(3)	15.95%	14.74%	14.75%	14.37%

(1) Primarily reorganization expenses for 2013; prepayment penalty income and flood insurance recoveries, partially offset by an other asset write-down for 2012
(2) Annualized
(3) Excludes amortization of intangible assets (net of tax) from net income and average tangible common equity is calculated as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Average stockholders equity	$794,273	$570,880	$748,277	$555,182
Less: average goodwill and other intangibles	292,271	169,445	262,277	158,035
Average tangible common equity	$502,002	$401,435	$486,000	$397,147

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

Net interest income was $62.2 million for the three months ended September 30, 2013, up marginally from the prior quarter, and up $9.6 million from the third quarter of 2012 primarily due to the acquisition of Alliance.  Average interest earning assets were up $50.1 million, or 0.7%, for the third quarter of 2013 as compared to the prior quarter, driven primarily by organic loan production during the third quarter.  This increase was offset by a decrease in the yields on interest earning assets from 4.16% for the second quarter of 2013 to 4.08% for the third quarter, driven primarily by the 13 basis point (“bp”) decrease in loan yields.  Average interest bearing liabilities showed a 0.8% decrease from the second quarter of 2013 to the third quarter and rates paid on interest bearing liabilities decreased 5 bps during the same period resulting in a 7.6% decrease in interest expense from the second quarter of 2013 to the third quarter.

The Company’s Fully Tax Equivalent (“FTE”) net interest margin was 3.65% for the three months ended September 30, 2013, down from 3.69% from the prior quarter, and down from 3.90% for the third quarter of 2012.  Rate compression on earning assets continued to negatively impact net interest margin in the third quarter of 2013 as evidenced by decreasing loan yields from 4.76% for the second quarter of 2013 to 4.63% for the third quarter of 2013.  The rate compression on earning assets was partially offset by the 5 bp decrease in the rates paid on interest bearing liabilities in the third quarter of 2013 versus the prior quarter.  This decrease was primarily driven by decreases in rates paid on long-term debt as maturing higher cost borrowings were replaced with lower rate short term borrowings.

Net interest income was $176.0 million for the nine months ended September 30, 2013, up 16.0% from the same period in 2012.  This increase from the prior year was due primarily to the 22.0% increase in average earning assets for the nine months ended September 30, 2013 over the prior year.  The acquisition of Alliance in March 2013 as well as the full year impact of 2012 loan growth contributed to the growth in average earning assets.  The increase in net interest income was also attributable to the $3.3 million decrease in interest expense due to the 24 bp decrease in rates paid on interest bearing liabilities, partly offset by a 19.7% increase in the average balance of interest bearing liabilities.  The ratio of average core deposits in 2013 (noninterest bearing demand deposits, money market, savings and NOW account) increased to 80.8% of total deposits compared to 78.5% in 2012.

The Company’s FTE net interest margin was 3.67% for the nine months ended September 30, 2013, down from 3.87% for the same period last year.  Rate compression on earning assets continued to negatively impact net interest margin for the first nine months of 2013 as evidenced by decreasing loan yields from 5.21% for the first nine months of 2012 to 4.75% for the first nine months of 2013.  In addition, yields on available for sale securities declined 49 bps in the first nine months of 2013 as compared to the same period in 2012.  The rate compression on earning assets was partially offset by the 24 bp decrease in the rates paid on interest bearing liabilities in the first nine months of 2013 as compared to the same period in 2012.

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

Three Months ended September 30,
		2013			2012
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$1,955	$9	1.73%	$10,392	$11	0.43%
Securities available for sale (1)(2)	1,387,714	6,994	2.00%	1,168,326	7,023	2.39%
Securities held to maturity (1)	118,781	1,059	3.54%	62,746	861	5.46%
Investment in FRB and FHLB Banks	43,895	465	4.20%	28,706	337	4.67%
Loans (3)	5,309,446	62,008	4.63%	4,197,046	54,046	5.12%
Total interest earning assets	$6,861,791	$70,535	4.08%	$5,467,216	$62,278	4.53%
Other assets	671,482			504,194
Total assets	$7,533,273			$5,971,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,360,067	$528	0.15%	$1,111,624	$495	0.18%
NOW deposit accounts	877,387	285	0.13%	686,768	377	0.22%
Savings deposits	984,093	227	0.09%	706,927	149	0.08%
Time deposits	1,081,549	2,959	1.09%	1,035,868	3,523	1.35%
Total interest bearing deposits	$4,303,096	$3,999	0.37%	$3,541,187	$4,544	0.51%
Short-term borrowings	383,238	232	0.24%	178,277	60	0.13%
Trust preferred debentures	101,196	551	2.16%	75,422	436	2.30%
Long-term debt	309,069	2,561	3.29%	367,146	3,640	3.94%
Total interest bearing liabilities	$5,096,599	$7,343	0.57%	$4,162,032	$8,680	0.83%
Demand deposits	1,559,506			1,173,638
Other liabilities	82,896			64,860
Stockholders' equity	794,272			570,880
Total liabilities and stockholders' equity	$7,533,273			$5,971,410
Net interest income (FTE)		63,192			53,598
Interest rate spread			3.51%			3.70%
Net interest margin			3.65%			3.90%
Taxable equivalent adjustment		966			991
Net interest income		$62,226			$52,607

(1) Securities are shown at average amortized cost
(2) Excluding unrealized gains or losses
(3) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Nine Months ended September 30,
		2013			2012
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$39,191	$107	0.36%	$64,040	$131	0.27%
Securities available for sale (1)(2)	1,338,637	20,207	2.02%	1,196,389	22,483	2.51%
Securities held to maturity (1)	78,291	2,665	4.55%	67,237	2,757	5.48%
Investment in FRB and FHLB Banks	36,947	1,261	4.56%	27,874	1,022	4.90%
Loans (3)	5,018,022	178,177	4.75%	3,982,486	155,230	5.21%
Total interest earning assets	$6,511,088	$202,417	4.16%	$5,338,026	$181,623	4.54%
Other assets	644,332			476,575
Total assets	$7,155,420			$5,814,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,318,304	$1,462	0.15%	$1,105,616	$1,646	0.20%
NOW deposit accounts	868,167	1,174	0.18%	695,502	1,387	0.27%
Savings deposits	914,255	581	0.08%	675,346	391	0.08%
Time deposits	1,078,165	9,228	1.14%	988,596	11,097	1.50%
Total interest bearing deposits	$4,178,891	$12,445	0.40%	$3,465,060	$14,521	0.56%
Short-term borrowings	261,428	341	0.17%	170,903	149	0.12%
Trust preferred debentures	94,965	1,539	2.17%	75,422	1,319	2.34%
Long-term debt	348,715	9,196	3.53%	368,592	10,801	3.91%
Total interest bearing liabilities	$4,883,999	$23,521	0.64%	$4,079,977	$26,790	0.88%
Demand deposits	1,446,802			1,116,210
Other liabilities	76,342			63,232
Stockholders' equity	748,277			555,182
Total liabilities and stockholders' equity	$7,155,420			$5,814,601
Net interest income (FTE)		178,896			154,833
Interest rate spread			3.52%			3.66%
Net interest margin			3.67%			3.87%
Taxable equivalent adjustment		2,875			3,083
Net interest income		$176,021			$151,750

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

Three months ended September 30,
	Increase (Decrease)
	2013 over 2012
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(58)	$56	$(2)
Securities available for sale	4,874	(4,903)	(29)
Securities held to maturity	1,872	(1,674)	198
Investment in FRB and FHLB Banks	333	(205)	128
Loans	36,047	(28,085)	7,962
Total interest income	43,068	(34,811)	8,257

Money market deposit accounts	345	(312)	33
NOW deposit accounts	459	(551)	(92)
Savings deposits	63	15	78
Time deposits	908	(1,472)	(564)
Short-term borrowings	102	70	172
Trust preferred debentures	276	(161)	115
Long-term debt	(526)	(553)	(1,079)
Total interest expense	1,627	(2,964)	(1,337)

Change in FTE net interest income	$41,441	$(31,847)	$9,594

Nine months ended September 30,
	Increase (Decrease)
	2013 over 2012
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(76)	$52	$(24)
Securities available for sale	3,586	(5,862)	(2,276)
Securities held to maturity	569	(661)	(92)
Investment in FRB and FHLB Banks	352	(113)	239
Loans	44,448	(21,501)	22,947
Total interest income	48,879	(28,085)	20,794

Money market deposit accounts	402	(586)	(184)
NOW deposit accounts	426	(639)	(213)
Savings deposits	149	41	190
Time deposits	1,426	(3,295)	(1,869)
Short-term borrowings	99	93	192
Trust preferred debentures	371	(151)	220
Long-term debt	(565)	(1,040)	(1,605)
Total interest expense	2,308	(5,577)	(3,269)

Change in FTE net interest income	$46,571	$(22,508)	$24,063

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
(in thousands)
Insurance and other financial services revenue	$6,038	$5,591	$18,686	$17,024
Service charges on deposit accounts	5,055	4,626	14,311	13,538
ATM and debit card fees	4,276	3,378	11,562	9,403
Retirement plan administration fees	3,062	2,718	8,701	7,462
Trust	4,345	2,242	11,957	6,683
Bank owned life insurance	913	639	2,648	2,228
Net securities gains	329	26	1,413	578
Other	3,129	2,407	8,635	8,449
Total noninterest income	$27,147	$21,627	$77,913	$65,365

Noninterest income for the three months ended September 30, 2013 was $27.1 million, up 25.5% from the third quarter of 2012 due primarily to the acquisition of Alliance, which drove increases in most categories.

Noninterest income for the nine months ended September 30, 2013 was $77.9 million, up 19.2% from the same period in 2012, with the primary drivers being increases in trust revenue and ATM and debit card fees driven primarily by the acquisition of Alliance.  In addition, the Company experienced a 9.8% increase in insurance and other financial services revenue for the nine months ended September 30, 2013 as compared to the same period in 2012, due primarily to an increase in financial services revenue from the Alliance acquisition as well as an increase in insurance contingent revenue in 2013.  Retirement plan administration fees were also up 16.6% for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to growth in new business in 2013.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
(in thousands)
Salaries and employee benefits	$29,267	$26,641	$85,474	$78,358
Occupancy	5,262	4,437	15,458	13,150
Data processing and communications	4,059	3,352	11,368	10,041
Professional fees and outside services	3,202	2,735	9,340	7,848
Equipment	2,988	2,435	8,480	7,224
Office supplies and postage	1,640	1,597	4,886	4,842
FDIC expenses	1,285	939	3,688	2,812
Advertising	722	701	2,445	2,308
Amortization of intangible assets	1,346	870	3,548	2,530
Loan collection and other real estate owned	886	614	2,025	2,051
Merger	326	558	12,276	1,895
Other	5,303	4,552	14,453	12,236
Total noninterest expense	$56,286	$49,431	$173,441	$145,295

Noninterest expense for the three months ended September 30, 2013 was $56.3 million, up 13.9% from the third quarter of 2012 primarily due to the acquisition of Alliance, which affected most categories.

Noninterest expense for the nine months ended September 30, 2013 was $173.4 million, up $28.1 million or 19.4%, from the same period in 2012.  Excluding merger expenses totaling $12.3 million and $1.9 million for the nine months ended September 30, 2013 and 2012, respectively, noninterest expense was up $17.8 million, or 12.4%, for the first nine months of 2013 as compared to the same period in 2012.  Several noninterest expense categories were affected by the acquisition of Alliance in March 2013 and the full year impact of the 2012 acquisition of Hampshire First Bank with salaries and employee benefits and occupancy expenses being the primary drivers of the increase over last year.

Income Taxes
Income tax expense for the three month period ended September 30, 2013 was $8.6 million, up from $7.4 million from the prior quarter, and up from $5.5 million for the third quarter of 2012.  The increase from previous quarters is due primarily to the increase in pre-tax income during the third quarter.  The effective tax rate was 31.0% for the third quarter and 30.5% for the second quarter of 2013.

Income tax expense for the nine months ended September 30, 2013 was $19.4 million, up from $17.0 million from the same period in 2012 due primarily to the increase in pre-tax income for the first nine months of 2013 and an increase in the effective tax rate to 30.7% for the nine months ended September 30, 2013 as compared with 29.1% for the same period last year.

ANALYSIS OF FINANCIAL CONDITION

Securities
Average total earning securities increased $275.4 million, or 22.4%, for the three months ended September 30, 2013 when compared to the same period in 2012.  This increase resulted primarily from the Alliance acquisition.  The average total securities portfolio represents 22.0% of total average earning assets for the three months ended September 30, 2013, down from 22.5% for the same period in 2012.

Average total earning securities increased $153.3 million, or 12.1%, for the nine months ended September 30, 2013 when compared to the same period in 2012.  This increase resulted primarily from the acquisition of Alliance, partly offset by the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 21.8% of total average earning assets for the nine months ended September 30, 2013, down from 23.7% for the same period in 2012.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	September 30, 2013	December 31, 2012
Mortgage-backed securities:
With maturities 15 years or less	21%	18%
With maturities greater than 15 years	1%	2%
Collateral mortgage obligations	41%	36%
Municipal securities	11%	12%
US agency notes	22%	28%
Other	4%	4%
Total	100%	100%

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

Loans
A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	September 30, 2013	December 31, 2012
Residential real estate mortgages	$1,028,158	$651,107
Commercial	849,095	694,799
Commercial real estate mortgages	1,302,978	1,072,807
Real estate construction and development	116,662	123,078
Agricultural and agricultural real estate mortgages	110,113	112,687
Consumer	1,327,203	1,047,856
Home equity	633,022	575,282
Total loans	$5,367,231	$4,277,616

Total loans increased by $1.1 billion, or 25.5%, at September 30, 2013 from December 31, 2012, and represent approximately 70.0% of assets, as compared to 70.8% of total assets at December 31, 2012.  The increase in total loans is primarily due to the loans acquired in the Alliance acquisition combined with approximately 5.8% annualized organic growth 2013.  The following table summarizes the Alliance acquired loan balances at fair value of as of March 8, 2013 (in thousands):

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

Allowance For Loan Losses
	Three months ended
(dollars in thousands)	September 30, 2013		September 30, 2012
Balance, beginning of period	$71,184		$70,734
Recoveries	1,411		1,075
Chargeoffs	(7,609)		(5,830)
Net chargeoffs	(6,198)		(4,755)
Provision for loan losses	5,198		4,755
Balance, end of period	$70,184		$70,734
Composition of Net Chargeoffs
Commercial and agricultural	$(2,887)	47%	$(1,412)	30%
Real estate mortgage	(298)	5%	(471)	10%
Consumer	(3,013)	48%	(2,872)	60%
Net chargeoffs	$(6,198)	100%	$(4,755)	100%

Annualized net chargeoffs to average loans	0.46%		0.45%

Allowance For Loan Losses
	Nine months ended
(dollars in thousands)	September 30, 2013		September 30, 2012
Balance, beginning of period	$69,334		$71,334
Recoveries	4,070		3,123
Chargeoffs	(20,478)		(17,052)
Net chargeoffs	(16,408)		(13,929)
Provision for loan losses	17,258		13,329
Balance, end of period	$70,184		$70,734
Composition of Net Chargeoffs
Commercial and agricultural	$(6,524)	40%	$(3,505)	25%
Real estate mortgage	(1,168)	7%	(1,105)	8%
Consumer	(8,716)	53%	(9,319)	67%
Net chargeoffs	$(16,408)	100%	$(13,929)	100%

Annualized net chargeoffs to average loans	0.44%		0.47%

Net charge-offs were $6.2 million for the three months ended September 30, 2013, up from $4.0 million for the prior quarter, due primarily to the third quarter charge-off of one commercial real estate loan that was provided for in the prior quarter.  The Company recorded a provision for loan losses of $5.2 million for the three months ended September 30, 2013, compared with $4.8 million for the third quarter of 2012.

Net charge-offs were $16.4 million for the nine months ended September 30, 2013, up from $13.9 million from the same period in 2012 due primarily to two commercial loan charge-offs in 2013 totaling $3.7 million, of which $2.2 million was previously provided for in 2012 for one of the commercial credits.  Annualized net charge-offs to average loans for the nine months ended September 30, 2013 was 0.44%, compared to 0.47% for the same period last year.  The Company recorded a provision for loan losses of $17.3 million for the nine months ended September 30, 2013, compared with $13.3 million for the same period in 2012.  This increase was due primarily to organic loan growth during the period and a higher level of charge-offs in 2013.

The allowance for loan losses totaled $70.2 million at September 30, 2013, compared to $69.3 million at December 31, 2012.  The allowance for loan losses as a percentage of loans was 1.31% (1.60% excluding acquired loans with no related allowance recorded) at September 30, 2013, compared to 1.62% (1.72% excluding acquired loans with no related allowance recorded) at December 31, 2012.

Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing, restructured loans, OREO, and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.  Nonperforming securities, which include securities which management believes are other-than-temporarily impaired, are carried at their estimated fair value and are not accruing interest.

Nonperforming Assets
	September 30,		December 31,
(Dollars in thousands)	2013		2012
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$17,672	43%	$20,923	53%
Real estate mortgages	9,645	23%	8,083	20%
Consumer	7,032	17%	8,440	21%
Troubled debt restructured loans	7,069	17%	2,230	6%
Total nonaccrual loans	41,418	100%	39,676	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	0%	148	6%
Real estate mortgages	994	30%	330	13%
Consumer	2,292	70%	1,970	81%
Total loans 90 days or more past due and still accruing	3,286	100%	2,448	100%

Total nonperforming loans	44,704		42,124
Other real estate owned (OREO)	3,626		2,276
Total nonperforming assets	48,330		44,400
Total nonperforming loans to total loans	0.83%		0.98%
Total nonperforming assets to total assets	0.63%		0.73%
Allowance for loan losses to total nonperforming loans	157.00%		164.60%

Past due loans as a percentage of total loans was 0.70% at September 30, 2013, down from 0.71% at December 31, 2012.  In addition to nonperforming loans, the Company has also identified approximately $100.3 million in potential problem loans at September 30, 2013 as compared to $79.6 million at December 31, 2012.  The increase is primarily due to the acquired loans of Alliance that were classified as well as the downgrade of one commercial loan relationship in the third quarter of 2013.  At September 30, 2013, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

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

Deposits

Total deposits were $6.0 billion at September 30, 2013, up $1.2 billion, or 25.5%, from December 31, 2012, due primarily to the acquisition of Alliance on March 8, 2013.

The following table summarizes the Alliance acquired deposit balances at fair value of as of March 8, 2013 (in thousands):

Acquired
Balances
Noninterest bearing demand	$222,843
Savings, NOW and money market	660,412
Time	230,165
Total	$1,113,420

Total average deposits for the three months ended September 30, 2013 increased $1.1 billion, or 24.3%, from the same period in 2012, due primarily to the acquisition of Alliance.  Average savings accounts increased to $984.1 million for the third quarter of 2013 from $706.9 million for the same period in 2012.  Average time deposits increased $45.7 million, or 4.4%, for the three months ended September 30, 2013 from the same period in 2012.  Average demand deposit (noninterest bearing) accounts increased $385.9 million, or 32.9%, for the three months ended September 30, 2013 as compared to the same period in 2012.

Total average deposits for the nine months ended September 30, 2013 increased $1.0 billion, or 22.8%, from the same period in 2012, due primarily to the acquisitions of Hampshire First Bank and Alliance.  Average savings accounts increased to $914.3 million for the first nine months of 2013 from $675.3 million for the same period in 2012.  Average time deposits increased $89.6 million, or 9.1%, for the nine months ended September 30, 2013 from the same period in 2012.  Average demand deposit (noninterest bearing) accounts increased $330.6 million, or 29.6%, for the nine months ended September 30, 2013 as compared to the same period in 2012.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $373.2 million at September 30, 2013 compared to $162.9 million at December 31, 2012.   Long-term debt was $309.0 million at September 30, 2013, as compared to $367.5 million at December 31, 2012.  The Company assumed $21.6 million in short-term customer sweep accounts and $100.0 million in long-term FHLB advances from Alliance on March 8, 2013. The Company paid down $40.0 million of the long-term FHLB advances assumed from Alliance prior to the end of the first quarter and $119.0 million of long-term borrowings matured in the second quarter of 2013, resulting in the net decrease in long-term borrowed funds compared to year-end.  Long term borrowings were replaced with short-term borrowings in the third quarter, resulting in the net increase in short-term borrowed funds compared to year-end. For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $795.6 million represented 10.37% of total assets at September 30, 2013, compared with $582.3 million, or 9.64% as of December 31, 2012.  The Company issued 10.3 million shares at a value of $226 million for the acquisition of Alliance on March 8, 2013. The Company held a 0.8% equity interest in Alliance prior to acquisition with an acquisition date fair value of $1.9 million.  The Company realized a $1.0 million gain as a result of measuring the equity interest to fair value in accordance with step acquisition accounting.

Under a previously disclosed stock repurchase plan, the Company purchased 584,925 shares of its common stock during the nine month period ended September 30, 2013, for a total of $12.5 million at an average price of $21.30 per share.  At September 30, 2013, there were 163,088 shares available for repurchase under this plan, which expires on December 31, 2013.  On July 22, 2013, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock.  This plan expires on December 31, 2014.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Board of Directors declared a 2013 fourth-quarter cash dividend of $0.21 per share at a meeting held October 28, 2013.  This marks a 5% increase from the prior quarter dividend.  The dividend will be paid on December 15, 2013 to shareholders of record as of December 1, 2013.  The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2013 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	September 30, 2013	December 31, 2012
Tier 1 leverage ratio	8.79%	8.54%
Tier 1 capital ratio	11.46%	11.00%
Total risk-based capital ratio	12.71%	12.25%
Cash dividends as a percentage of net income	55.53%	48.96%
Per common share:
Book value	$18.38	$17.24
Tangible book value (1)	$11.64	$12.23

(1)	Stockholders' equity less goodwill and intangible assets divided by common shares outstanding

On July 2, 2013, the Federal Reserve Board issued final rules and on July 9, 2013, the Office of the Comptroller of the Currency issued interim final rules to revise the existing regulatory capital requirements to incorporate certain revisions to the Basel capital framework, including Basel III, and to implement certain provisions of the Dodd-Frank Act.  Among other things, the final and interim final rules change how banks and their holding companies calculate their regulatory capital requirements by increasing the minimum levels of required capital, narrowing the definition of capital and placing greater emphasis on common equity.  Under the final and interim rules, compliance is required beginning January 1, 2015, for most banking organizations including the Company, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.  The Company is still in the process of assessing the impacts of these rules, however, we believe we will continue to exceed all estimated well capitalized regulatory requirements on a fully phased-in basis.

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

In an attempt to manage the Company's exposure to changes in interest rates, management monitors the Company’s interest rate risk.  Management’s Asset Liability Committee (“ALCO”) meets monthly to review the Company’s interest rate risk position and profitability and to recommend strategies for consideration by the Board of Directors.  Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential effect of changing interest rates is an uncertainty that can have an adverse effect on net income.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2013 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(3.33%)
-100	(1.60%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At September 30, 2013, the Company’s Basic Surplus measurement was 8.9% of total assets or approximately $678 million as compared to the December 31, 2012 Basic Surplus of 9.0% or $540 million, and was above the Company’s minimum of 5% or $383 million set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2013, approximately $39.4 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At September 30, 2013 and December 31, 2012, FHLB advances outstanding totaled approximately $501 million and $339 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $600 million at September 30, 2013 and $418 million at December 31, 2012.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $327 million at September 30, 2013, or used to collateralize other borrowings, such as repurchase agreements.  At September 30, 2013 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $707 million.

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

ASU 2013-02 “Reporting of Amounts Reclassified Out of Other Comprehensive Income” was issued in February 2013 and amends, supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013 and did not have a significant impact on the Company’s financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company's disclosure controls and procedures were effective.

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

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Item 1A, to Part 1 of our 2012 Annual Report on Form 10-K.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
7/1/13 - 7/31/13	-	$-	-	1,480,588
8/1/13 - 8/31/13	35,400	21.70	35,400	1,445,188
9/1/13 - 9/30/13	282,100	22.09	282,100	1,163,088
Total	317,500	$22.04	317,500	1,163,088

(1)	On October 24, 2011, the NBT Board of Directors authorized a repurchase program for NBT to repurchase up to 1,000,000 shares of its outstanding common stock. Under this stock repurchase plan, the Company purchased 584,925 shares of its common stock during the nine month period ended September 30, 2013, for a total of $12.5 million at an average price of $21.30 per share. At September 30, 2013, there were 163,088 shares available for repurchase under this plan, which expires on December 31, 2013. On July 22, 2013, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock. This plan expires on December 31, 2014.

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of November 2013.

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