Form 10-K
period 2013-12-31
NBT BANCORP INC
filed 2014-03-03
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Based on the closing price of the registrant’s common stock as of June 30, 2013, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $887,440,734.

The number of shares of common stock outstanding as of February 14, 2014, was 43,867,910.

DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the registrant’s definitive Proxy Statement for its Annual Meeting  of Stockholders to be held on May 6, 2014 are incorporated by reference into  Part  III,  Items  10,  11,  12,  13  and  14  of  this  Form  10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2013

PART I

ITEM 1.   Business

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2013 had assets of $7.7 billion and stockholders’ equity of $816.6 million.  Return on average assets and return on average equity were 0.85% and 8.09%, respectively, for the year ending December 31, 2013.  The Company had net income of $61.7 million or $1.46 per diluted share for 2013 and the fully taxable equivalent (“FTE”) net interest margin was 3.66% for the same year.

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

Substantially all of the Company’s business activities are with customers located in the United States.  Percentage of revenue and loan composition by state is summarized below:

	Interest and Fee Income	Noninterest Income	Total Revenue
New York	58%	25%	83%
Pennsylvania	7%	3%	10%
New Hampshire	3%	0%	3%
Vermont	3%	0%	3%
Massachusetts	1%	0%	1%
	72%	28%	100%

	Commercial	Consumer	Residential Real Estate	Total Loan Portfolio
New York	33%	29%	15%	77%
Pennsylvania	4%	4%	3%	11%
New Hampshire	4%	0%	1%	5%
Vermont	3%	2%	1%	6%
Massachusetts	0%	1%	0%	1%
	44%	36%	20%	100%

Percentage of total loan portfolio secured by real estate is summarized below:

	Secured By Real Estate	Not Secured By Real Estate
New York	56%	44%
Pennsylvania	68%	32%
New Hampshire	94%	6%
Vermont	57%	43%
Massachusetts	74%	26%

Like the rest of the nation, the market areas that the Company serves are still experiencing economic challenges.  A variety of factors (e.g., any substantial rise in inflation or rise in unemployment rates, decrease in consumer confidence, adverse international economic conditions, natural disasters, war, or political instability) may affect both the Company’s markets and the national market.  The Company will continue to emphasize managing its funding costs and lending and investment rates to effectively maintain profitability.  In addition, the Company will continue to seek and maintain relationships that can generate noninterest income.  We anticipate that this approach should help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles, and local economic factors.

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

Through its network of branch locations, the Bank offers a wide range of products and services tailored to individuals, businesses, and municipalities.  Deposit products offered by the Bank include demand deposit accounts, savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts (“MMDA”), and certificate of deposit (“CD”) accounts.  The Bank offers various types of each deposit account to accommodate the needs of its customers with varying rates, terms, and features.  Loan products offered by the Bank include consumer loans, home equity loans, mortgages, small business loans and commercial loans, with varying rates, terms and features to accommodate the needs of its customers.  The Bank also offers various other products and services through its branch network such as trust and investment services and financial planning and life insurance services.  In addition to its branch network, the Bank also offers access to certain products and services electronically enabling customers to check balances, transfer funds, pay bills, view statements, apply for loans and access various other product and service information.  The Bank provides 24-hour access to an automated telephone line whereby customers can check balances, obtain account information, transfer funds, request statements, and perform various other activities.

The Bank conducts business through two geographic divisions, NBT Bank and Pennstar Bank.  At year end 2013, the NBT Bank division had 125 divisional offices and 145 automated teller machines (ATMs).  At December 31, 2013, the NBT Bank division had total loans of approximately $4.8 billion, or 89% of total loans, and total deposits of $5.0 billion, or 84% of total deposits.  Revenue for the NBT Bank division totaled $335 million for the year ended December 31, 2013.  At year end 2013, the Pennstar Bank division had 32 divisional offices and 42 ATMs, located primarily in northeastern Pennsylvania.  At December 31, 2013, the Pennstar Bank division had total loans of $577 million, or 11% of total loans, and total deposits of $932 million, or 16% of total deposits. Revenue for the Pennstar Bank division totaled $37 million for the year ended December 31, 2013.  In the first quarter of 2014, Pennstar Bank will begin doing business as NBT Bank as part of the Bank’s rebranding initiative.

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

Competition

The financial services industry, including commercial banking, is highly competitive, and we encounter strong competition for deposits, loans and other financial products and services in our market area.  The increasingly competitive environment is the result of the continued low rate environment, changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.  The Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers.

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

Some of the Company’s nonbanking competitors have fewer regulatory constraints and may have lower cost structures.  In addition, some of the Company’s competitors have assets, capital and lending limits greater than that of the Company, have greater access to capital markets and offer a broader range of products and services than the Company.  These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than the Company can offer.  Some of these institutions offer services, such as credit cards and international banking, which the Company does not directly offer.

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

The table below summarizes the Bank’s deposits and market share by the twenty-eight counties of New York, Pennsylvania, New Hampshire, Vermont, and Massachusetts in which it had customer facilities as of June 30, 2013.  Market share is based on deposits of all commercial banks, credit unions, savings and loans associations, and savings banks.

County	State	Deposits (in thousands)	Market Share	Market Rank	Number of Branches*	Number of ATMs*
Chenango	NY	$571,113	85.38%	1	11	13
Fulton	NY	391,437	58.07%	1	6	6
Schoharie	NY	207,935	50.44%	1	4	4
Hamilton	NY	36,766	49.14%	2	1	1
Cortland	NY	255,419	39.43%	1	5	6
Montgomery	NY	227,978	35.44%	2	5	4
Delaware	NY	304,853	31.81%	1	5	5
Otsego	NY	317,187	31.73%	2	9	12
Essex	NY	138,346	24.33%	2	3	5
Madison	NY	231,480	22.78%	2	4	6
Susquehanna	PA	151,227	20.63%	2	5	7
Wayne	PA	158,107	12.41%	4	3	4
Broome	NY	271,802	11.93%	3	8	11
Oneida	NY	322,084	11.72%	4	7	12
Oswego	NY	139,950	11.53%	5	4	6
Saint Lawrence	NY	121,393	10.60%	4	5	6
Pike	PA	56,423	9.52%	5	2	2
Tioga	NY	32,499	8.14%	6	1	1
Lackawanna	PA	385,841	7.84%	7	14	18
Clinton	NY	90,801	7.55%	5	3	2
Herkimer	NY	41,617	7.08%	5	2	1
Franklin	NY	27,332	6.18%	5	1	1
Schenectady	NY	114,815	4.71%	6	3	2
Onondaga	NY	398,144	4.56%	8	12	13
Greene	NY	38,972	3.64%	7	3	3
Berkshire	MA	111,313	3.62%	7	5	5
Monroe	PA	85,303	3.48%	8	4	5
Saratoga	NY	122,803	3.34%	10	3	4
Warren	NY	45,482	3.08%	7	2	3
Cheshire	NH	25,234	2.03%	7	1	-
Luzerne	PA	113,294	1.96%	14	4	6
Chittenden	VT	48,975	1.25%	7	3	3
Albany	NY	160,616	1.14%	10	4	5
Hillsborough	NH	85,404	0.82%	9	2	2
Rensselaer	NY	13,198	0.72%	12	1	1
Rockingham	NH	20,907	0.38%	17	2	2
		$5,866,050			157	187

Deposit market share data is based on the most recent data available (as of June 30, 2013).  Source: SNL Financial LLC
* Branch and ATM data is as of December 31, 2013.

Supervision and Regulation

As a bank holding company, the Company is subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) as its primary federal regulator. The Company also has qualified for and elected to be registered with the FRB as a financial holding company. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator and to a limited extent by the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer.  The Bank also is subject to certain regulations promulgated by the FRB and  the Bureau of Consumer Financial Protection (“CFPB”).

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

Federal Reserve System Regulation

The Company is subject to capital adequacy guidelines of the FRB. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRB capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2013, the Company’s leverage ratio was 8.93%, its ratio of Tier 1 capital to risk-weighted assets was 11.74%, and its ratio of qualifying total capital to risk-weighted assets was 12.99%. The FRB may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRB has not advised the Company of any special capital requirement applicable to it.

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

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company.  As of December 31, 2013, the Bank was in compliance with all minimum capital requirements and met the requirements to be considered well-capitalized.  As of that date, the Bank’s leverage ratio was 8.47%, its ratio of Tier 1 capital to risk-weighted assets was 11.16%, and its ratio of qualifying total capital to risk-weighted assets was 12.41%.

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

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by institutions to the DIF.  In February 2011, the FDIC issued new rules that took effect April 1, 2011, to change the way the FDIC differentiates risk and sets appropriate assessment rates.

Those rules also redefined the deposit insurance assessment base, as required by the Dodd-Frank Act, from an institution’s domestic deposits to an institution’s average consolidated total assets minus average tangible equity.  The Bank’s FDIC assessment expenses increased to approximately $4.6 million in 2013 as compared with $3.5 million in 2012 primarily due to the increase in asset size.

In addition to the FDIC deposit insurance, the Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding.  The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation.  The Company incurred approximately $0.4 million in FICO expenses in 2013 and $0.3 million in 2012.

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2013, the Bank’s total brokered deposits were $59.1 million.

 Federal Home Loan Bank

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2013.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Act.  This law significantly changed the bank regulatory landscape and impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. Certain of these rules have not yet been finalized and many remain unwritten.

The Collins Amendment to the Dodd-Frank Act requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital.  The Company has not issued any trust preferred securities after May 19, 2010.  The Collins Amendment also directs the appropriate federal banking supervisors, subject to recommendations by the Financial Stability Oversight Council, to develop capital requirements for all insured depository institutions, depository institution holding companies and systemically important non-bank financial companies to address systemically risky activities.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using the company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  In April 2011, the FRB, along with other federal banking supervisors, issued a joint notice of proposed rulemaking implementing those requirements. This rule has not yet been finalized.

The Dodd-Frank Act created the CFPB with wide-ranging powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. As the Company is below this threshold, the OCC continues to exercise primary examination authority over the Bank with regard to compliance with federal consumer protection laws and regulations.  The Dodd-Frank Act also weakened the federal preemption rules that have been applicable to national banks and federal savings associations, and gave state attorneys general certain powers to enforce rules issued by the CFPB.  Further, pursuant to Federal Reserve regulations mandated by the Dodd-Frank Act, effective October 1, 2011, interchange fees on debit cards are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve. Issuers that, together with their affiliates, have less than $10 billion in assets, such as the Company, are exempt from the debit card interchange fee standards.  The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions that are applicable to the Company and the Bank.

The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Act on the Company or the Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that, at a minimum, they will increase our operating and compliance costs.  As continued rules and regulations are issued, the Company may need to dedicate additional resources to ensure compliance, which may increase its costs of operations and adversely impact its earnings.

Changes to Capital Adequacy Requirements and Prompt Corrective Action

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

In July 2013, the FRB, the OCC and the FDIC approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from Basel I, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules. The New Capital Rules are effective for the Company on January 1, 2015, subject to phase-in periods for certain components and other provisions.

The New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using the advanced approaches, including the Company, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company's periodic regulatory reports in the beginning of 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued after May 19, 2010, from inclusion in bank holding companies’ Tier 1 capital.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to the Bank, the New Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

We believe that the Company will be able to comply with the targeted capital ratios upon implementation of the revised requirements, as finalized.

Volcker Rule

In December, 2013, the federal banking agencies jointly adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule.  The Volcker Rule restricts the ability of banking entities, such as the Company, to engage in proprietary trading or to own, sponsor or have certain relationships with hedge funds or private equity funds—so-called “Covered Funds.”  The final rule definition of Covered Fund includes investments such as certain collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) securities. The Company does not believe the implementation of the Volcker Rule will have a significant effect on its financial statements.

Consumer Protection Laws

Financial institutions are prohibited from charging consumers fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule.

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

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The QM Rule became effective January 10, 2014.

USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  Under Title III of the USA PATRIOT Act all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. As of December 31, 2013, the Company and the Bank believe they are in compliance with the USA PATRIOT Act and regulations thereunder.

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

Employees

At December 31, 2013, the Company had 1,742 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.

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

The Company’s earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense.  High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost.  The Company may also experience customer attrition due to competitor pricing. With short-term interest rates at historic lows and the current Federal Funds target rate at 25 bps, the Company’s interest-bearing deposit accounts, particularly core deposits, are repricing at historic lows as well.  With the current outlook of the FRB to maintain the Fed Funds target rate at 25 bps for another 24 to 28 months, the Company’s challenge will be managing the magnitude and scope of the repricing.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

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

As of December 31, 2013, approximately 44% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, agricultural, construction and commercial real estate loans.

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

Compliance with the Dodd-Frank Act and other regulatory reforms may increase our costs of operations and adversely impact our earnings and capital ratios

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  The Dodd-Frank Act represented a significant overhaul of many aspects of the regulation of the financial services industry, and has significantly changed the bank regulatory landscape and has impacted, and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.  It requires bank holding companies with assets greater than $500 million to be subject to minimum leverage and risk-based capital requirements and phases out the ability for bank holding companies to count trust preferred securities issued after May 19, 2010 as Tier 1 capital.  The Company has not issued any trust preferred securities after May 19, 2010.

The Dodd-Frank Act also weakened the federal preemption rules that have been applicable to national banks and federal savings associations, gave state attorneys general certain powers to enforce rules issued by the CFPB.

The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. However, it is expected that at a minimum they will increase our operating and compliance costs.  The financial reform legislation and any rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our business. We will apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implemented rules, which may increase our costs of operations and adversely impact our earnings.

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

Provisions of the Company’s certificate of incorporation and bylaws, the Company’s stockholder purchase rights plan, the corporate law of the State of Delaware and state and federal banking laws, including regulatory approval requirements, could delay, defer or prevent a third party from acquiring the Company, despite the possible benefit to the Company’s stockholders, or otherwise adversely affect the market price of the Company’s common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to the Company’s board of directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, the Company is subject to Delaware law, which among other things prohibits the Company from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discouraging bids for the Company’s common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of the Company’s common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than candidates nominated by the Board.

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

The risks presented by acquisitions could adversely affect our financial condition and results of operations.

The business strategy of the Company has included and may continue to include growth through acquisition.  Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks may include, among other things: our ability to realize anticipated cost savings, the difficulty of integrating operations and personnel, the loss of key employees, the potential disruption of our or the acquired company’s ongoing business in such a way that could result in decreased revenues, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.

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

A significant portion of our loan portfolio at December 31, 2013 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

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

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program.  The carrying value and fair market value of our FHLB of New York common stock was $30.8 million as of December 31, 2013.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

The Company’s headquarters are located at 52 South Broad Street, Norwich, New York 13815.  The Company operated the following community banking branches and ATMs as of December 31, 2013:

County	Branches	ATMs	County	Branches	ATMs
NBT Bank Division			Pennstar Bank Division
New York			Pennsylvania
Albany County	4	5	Lackawanna County	14	18
Broome County	8	11	Luzerne County	4	6
Chenango County	11	13	Monroe County	4	5
Clinton County	3	2	Pike County	2	2
Cortland County	5	6	Susquehanna County	5	7
Delaware County	5	5	Wayne County	3	4
Essex County	3	5
Franklin County	1	1
Fulton County	6	6
Greene County	3	3
Hamilton County	1	1
Herkimer County	2	1
Madison County	4	6
Montgomery County	5	4
Oneida County	7	12
Onondaga County	12	13
Oswego County	4	6
Otsego County	9	12
Rensselaer County	1	1
Saratoga County	3	4
Schenectady County	3	2
Schoharie County	4	4
St. Lawrence County	5	6
Tioga County	1	1
Warren County	2	3

Vermont
Chittenden County	3	3

Massachusetts
Berkshire County	5	5

New Hampshire
Cheshire	1	0
Hillsborough	2	2
Rockingham	2	2

The Company leases 64 of the above listed branches from third parties.  The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations.  All of the above ATMs are owned by the Company.

ITEM 3.  Legal Proceedings

The Bank has received preliminary approval of a proposed settlement in connection with the previously disclosed class action lawsuit arising from its assessment and collection of fees on its checking account customers.  The complaint had been filed in the Supreme Court of the State of New York, County of Delaware, on September 12, 2011 and alleged that the Bank engaged in certain unfair practices and failed to make adequate disclosure to customers concerning its overdraft fee assessment practices.  The complaint sought certification of a class of national checking account holders who had incurred overdraft fees and a subclass of such customers who reside in New York.  In addition, the complaint sought actual and punitive damages, disgorgement, interest and costs, including attorneys` fees.  On May 15, 2012, Acting Supreme Court Judge for Delaware County, New York, John F. Lambert, dismissed in its entirety the plaintiff`s case.  On June 20, 2012, the plaintiffs filed an appeal to the Appellate Division, Third Department.  On December 12, 2013, the Court preliminarily approved the proposed settlement under which the Bank would pay an aggregate of $625,000, which if and when finally approved would entirely dispose of the action.  A hearing with respect to such approval has been scheduled for June 27, 2014.  The Company has accrued for the full amount of the settlement as of December 31, 2013.

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

PART  II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the Nasdaq Global Select Market under the symbol “NBTB.” The following table sets forth the high and low sales prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2013
1st quarter	$22.37	$20.15	$0.20
2nd quarter	22.23	19.45	0.20
3rd quarter	23.25	21.06	0.20
4th quarter	26.59	22.09	0.21
2012
1st quarter	$24.10	$20.75	$0.20
2nd quarter	22.50	19.19	0.20
3rd quarter	22.89	19.91	0.20
4th quarter	22.45	18.92	0.20

The closing price of the Common Stock on February 14, 2014 was $23.20.

As of February 14, 2014, there were 7,207 shareholders of record of Common Stock.  No unregistered securities were sold by the Company during the year ended December 31, 2013.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index, the KBW Regional Bank Index, and the Index for NASDAQ Financial Stocks.  We have included the KBW Regional Bank Index, which we plan to use as our peer group index going forward, because we have determined that companies included in the KBW Regional Bank Index more closely match our company characteristics than the companies included in the Index for Nasdaq Financial Stocks. The stock performance graph assumes that $100 was invested on December 31, 2008.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  We calculate each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

The Company's Long-Term Total Return Performance vs. Indices

Source: Bloomberg, L.P.
$350
$300
$250
$200
$150
$100
$50
$0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
NBT Bancorp
KBW Regional Bank Index
NASDAQ Financial Stocks
NASDAQ Composite Index

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
NBT Bancorp	$100.00	$75.60	$92.89	$88.36	$83.99	$111.16
KBW Regional Bank Index	$100.00	$77.92	$93.78	$88.97	$100.70	$147.74
NASDAQ Financial Stocks	$100.00	$103.43	$118.08	$105.55	$124.25	$176.54
NASDAQ Composite Index	$100.00	$145.27	$171.58	$170.25	$200.38	$280.78

Source:  Bloomberg, L.P.

Dividends

We depend primarily upon dividends from our subsidiaries for a substantial part of our revenue.  Accordingly, our ability to pay dividends to our shareholders depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries.  Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions.  Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years.  At December 31, 2013, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $56.7 million to the Company without the prior approval of the OCC.

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

Stock Repurchase

Under a previously disclosed stock repurchase plan, the Company purchased 584,925 shares of its common stock during the twelve month period ended December 31, 2013, for a total of $12.5 million at an average price of $21.30 per share.  This plan expired on December 31, 2013.  On July 22, 2013, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares, which were all available for repurchase as of December 31, 2013, of its outstanding common stock.  This plan expires on December 31, 2014.

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

	Year ended December 31,
(In thousands, except share and per share data)	2013	(1)	2012	(2)	2011	2010	2009
Interest, fee and dividend income	$268,723		$239,397		$239,997	$255,738	$273,393
Interest expense	30,644		35,194		39,721	53,210	76,924
Net interest income	238,079		204,203		200,276	202,528	196,469
Provision for loan and lease losses	22,424		20,269		20,737	29,809	33,392
Noninterest income excluding securities gains	101,789		86,728		80,161	80,614	79,987
Securities gains, net	1,426		599		150	3,274	144
Noninterest expense	228,927		193,887		180,676	178,291	170,566
Income before income taxes	89,943		77,374		79,174	78,316	72,642
Net income	61,747		54,558		57,901	57,404	52,011

Per common share
Basic earnings	$1.47		$1.63		$1.72	$1.67	$1.54
Diluted earnings	1.46		1.62		1.71	1.66	1.53
Cash dividends paid	0.81		0.80		0.80	0.80	0.80
Book value at year-end	18.77		17.24		16.23	15.51	14.69
Tangible book value at year-end	12.09		12.23		11.70	11.67	10.75
Average diluted common shares outstanding	42,351		33,719		33,924	34,509	33,903

Securities available for sale, at fair value	$1,364,881		$1,147,999		$1,244,619	$1,129,368	$1,116,758
Securities held to maturity, at amortized cost	117,283		60,563		70,811	97,310	159,946
Loans and leases	5,406,795		4,277,616		3,800,203	3,610,006	3,645,398
Allowance for loan and lease losses	69,434		69,334		71,334	71,234	66,550
Assets	7,652,175		6,042,259		5,598,406	5,338,856	5,464,026
Deposits	5,890,224		4,784,349		4,367,149	4,134,352	4,093,046
Borrowings	866,061		605,855		627,358	604,730	786,097
Stockholders’ equity	816,569		582,273		538,110	533,572	505,123

Key ratios
Return on average assets	0.85%		0.93%		1.06%	1.05%	0.96%
Return on average equity	8.09		9.72		10.73	10.92	10.90
Average equity to average assets	10.50		9.55		9.90	9.63	8.79
Net interest margin	3.66		3.86		4.09	4.15	4.04
Dividend payout ratio	55.48		49.38		46.78	48.19	52.29
Tier 1 leverage	8.93		8.54		8.74	9.16	8.35
Tier 1 risk-based capital	11.74		11.00		11.56	12.44	11.34
Total risk-based capital	12.99		12.25		12.81	13.70	12.59

(1)	Includes the impact of the acquisition of Alliance on March 8, 2013.

(2)	Includes the impact of the acquisition of Hampshire First Bank on June 8, 2012.

Selected Quarterly Financial Data
	2013				2012
(Dollars in thousands, except share and per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest, fee and dividend income	$69,181	$69,569	$69,604	$60,369	$60,857	$61,287	$58,647	$58,606
Interest expense	7,123	7,343	7,949	8,229	8,404	8,680	8,896	9,214
Net interest income	62,058	62,226	61,655	52,140	52,453	52,607	49,751	49,392
Provision for loan and lease losses	5,166	5,198	6,402	5,658	6,940	4,755	4,103	4,471
Noninterest income excluding net securities gains (losses)	25,289	26,818	25,598	24,084	21,941	21,601	20,585	22,601
Net securities gains (losses)	13	329	(61)	1145	21	26	97	455
Noninterest expense	55,486	56,286	56,450	60,705	48,592	49,431	47,390	48,474
Net income	17,925	19,257	16,916	7,649	13,116	14,535	13,257	13,650
Basic earnings per share	$0.41	$0.44	$0.39	$0.21	$0.39	$0.43	$0.40	$0.41
Diluted earnings per share	$0.41	$0.44	$0.38	$0.21	$0.39	$0.43	$0.40	$0.41
Annualized net interest margin	3.61%	3.65%	3.69%	3.68%	3.83%	3.90%	3.82%	3.90%
Annualized return on average assets	0.94%	1.01%	0.90%	0.48%	0.86%	0.97%	0.92%	0.97%
Annualized return on average equity	8.81%	9.62%	8.42%	4.83%	9.01%	10.13%	9.66%	10.12%
Average diluted common shares outstanding	44,121	44,135	44,317	36,794	33,987	33,961	33,493	33,442

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

General

The  financial  review  which  follows  focuses  on  the  factors  affecting the consolidated  financial  condition and results of operations of the Company and  its  wholly  owned  subsidiaries, the Bank, NBT Financial Services and NBT Holdings during  2013  and,  in  summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis.  Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013 should be read in conjunction with this review. Amounts in  prior  period  consolidated  financial  statements are reclassified whenever necessary  to  conform  to  the  2013  presentation.

Critical Accounting Policies

The Company has identified policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, pension accounting, other-than-temporary impairment, provision for income taxes and impairment of intangible assets.

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

The Company’s policies on the allowance for loan losses, pension accounting, provision for income taxes and intangible assets are disclosed in Note 1 to the consolidated financial statements. A more detailed description of the allowance for loan losses is included in the “Risk Management” section of this Form 10-K.  All significant pension accounting assumptions, income tax assumptions, and intangible asset assumptions and detail are disclosed in Notes 13, 12 and 7, respectively, to the consolidated financial statements. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Non-GAAP Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures adjust GAAP to exclude the effects of sales of securities and certain non-recurring and merger-related expenses.  Where non-GAAP disclosures are used in this Annual Report on Form 10-K, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying table. Management believes that these non-GAAP measures provided useful information that is important to an understanding of the operating results of the Company’s core business due to the non-recurring nature of the excluded items.  Non-GAAP measures should not be considered a substitute for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the fiscal year ended December 31, 2013:

•	Reported net income for 2013 was $61.7 million, up from $54.6 million in 2012. Reported results for 2013 include the impact of the acquisition of Alliance Financial Corporation (“Alliance”) since March 8, 2013, including $12.4 million in merger related expenses for 2013.

•	Core net income was $69.9 million for 2013 up 27.5% from $54.8 million for 2012. Core diluted earnings per share for 2013 was $1.65 up from $1.63 for 2012. Core return on average assets and return on average equity were 0.96% and 9.16%, respectively, for 2013, compared with 0.93% and 9.77%, respectively for 2012 (A reconciliation of these "core" results is presented in the following table).

Reconciliation of Non-GAAP Financial Measures:
(dollars in thousands except per share data)	2013	2012
Reported net income (GAAP)	$61,747	$54,558
Adj: (Gain) / Loss on sale of securities, net (net of tax)	(990)	(421)
Adj: Other adjustments (net of tax)	512	(382)
Plus: Merger related expenses (net of tax)*	8,588	1,836
Reversal of uncertain tax position	-	(790)
Total Adjustments	8,110	243
Core net income	$69,857	$54,801
Profitability:
Core Diluted Earnings per Share	$1.65	$1.63
Core Return on Average Assets	0.96%	0.93%
Core Return on Average Equity	9.16%	9.77%
Core Return on Average Tangible Common Equity	14.76%	14.20%

*	Reorganization expenses for 2013; prepayment penalty income and flood insurance recoveries, partially offset by an other asset write-down for 2012

•	Significant strategic expansion during 2013:

▪	Acquired Alliance Financial Corporation, a $1.4 billion financial holding company headquartered in Syracuse, N.Y. on March 8, 2013.

•	Net interest margin for 2013 declined 20 basis points as a result of the continued low rate environment on loans and investments.

•	2013 organic loan growth of 5.3%, offsetting aforementioned margin compression, driven by:

▪	Consumer loan growth of 4.8%; and

▪	Commercial loan growth of 5.5%.

•	Asset quality indicators showed stability or improvement from last year:

▪	Net charge-off ratio was 0.44%, down from 0.55% for last year;

▪	Nonperforming loans to total loans was 0.99%, up slightly from 0.98% for last year.

•	Noninterest income was up 18.2% over last year driven primarily by the acquisition of Alliance and expansion into new markets:

▪	Trust revenue was up $7.5 million, or 81.9%

▪	ATM and debit card fees were up $3.2 million, or 25.9%.

•	Achieved targeted cost saves from the Alliance acquisition and benefited from other cost save initiatives during 2013.

The Company continued to experience pressure on net interest income in 2013 as low rates continued to have the effect of causing many assets to prepay or to be redeemed. As a result, reinvestment of cash flows in lower yielding assets has been the primary contributor to a decline in interest income in 2013.  The yield on interest earning assets decreased from 4.51% in 2012 to 4.12% in 2013, with drops in the yields on loans and securities available for sale being the primary drivers.  Rates paid on interest bearing liabilities also decreased in the low rate environment, which partially offset the decrease in earning asset yields.  In particular, the decrease in rates paid on time deposits contributed approximately $3.4 million to the decrease in interest expense in 2013 as compared with 2012.  Average interest bearing liabilities increased approximately $831.9 million from 2012 to 2013, with the primary driver being the increase in interest bearing deposits from acquisition activity.  The Company also took the following steps in 2013 in an effort to help offset the margin pressure created by the low interest rate environment:

•	Continued the sale of conforming residential real estate mortgages, taking advantage of favorable interest rate conditions;

•	Increased efforts to grow noninterest income with focus on organic growth of our trust, financial services, retirement plan administration and insurance businesses; and

•	Continued strategic expansion into central New York with the acquisition of Alliance.

The Company reported net income of $61.7 million or $1.46 per diluted share for 2013, up 13.2% from net income of $54.6 million or $1.62 per diluted share for 2012.  The provision for loan losses totaled $22.4 million for the year ended December 31, 2013, up $2.1 million, or 10.6%, from $20.3 million for the year ended December 31, 2012.  The increase in provision is attributable to the ongoing modeling of the required levels of reserves which considers historical charge-offs, loan growth and economic trends and is primarily due to the Company’s loan growth.  Noninterest income increased $15.9 million, or 18.2%, from 2012 primarily due to an increase in trust revenue of approximately $7.5 million.  This increase was due primarily to the acquisition of Alliance in March 2013.  In addition, ATM and debit card fees increased $3.2 million due to increased usage from expansion and acquisition activity during 2013.  Noninterest expense for the year ended December 31, 2013 was $228.9 million, up from $193.9 million, or 18.1% for the year ended December 31, 2012.  This increase was driven primarily by an increase in merger related expenses of approximately $9.8 million over 2012 attributable to the acquisition of Alliance.  In addition, salaries and employee benefits were up $8.8 million, or 8.4%, largely due to expansion activity.

2014 Outlook

The Company’s 2013 earnings reflected the Company’s continued ability to manage through the existing and near future economic conditions and challenges in the financial services industry, while investing in the Company’s future.  The Company believes effects of the economic crisis still exist and, as a result, there will be certain challenges faced in 2014.  Significant items that may have an impact on 2014 results include:

•	The Company expects that it will experience additional margin compression from the 2013 fourth quarter net interest margin of 3.61%. We expect that payments representing interest and principal on currently outstanding loans and investments will continue to be reinvested at rates that are lower than the rates currently outstanding on those loans and investments. In addition, deposit and borrowing rates are historically low and there are minimal opportunities for them to be lowered. Furthermore, the industry as a whole must focus on asset growth to increase interest income, thereby creating general pricing pressure in the entire industry.

•	If asset quality trends continue to show improvement, the Company would eventually expect the level of provisioning to decrease. However, the economy may have an adverse affect on asset quality indicators, particularly indicators related to loans secured by real estate, which could adversely affect charge-offs, the allowance for loan losses, and the provision for loan losses.

•	Compliance with regulatory mandates could continue to negatively impact certain fee generating products as well as increase costs to comply, which could negatively impact noninterest income, noninterest expense and earnings.

•	Competitive pressure on deposits could result in an increase in interest expense if interest rates begin to rise.

The Company’s 2014 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in ITEM 1A. RISK FACTORS.

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

Average Balances and Net Interest Income
	2013			2012			2011
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Short-term interest bearing accounts	$30,522	$116	0.38%	$66,207	$179	0.27%	$101,224	$269	0.27%
Securities available for sale (1)	1,349,887	27,357	2.03%	1,177,969	28,904	2.45%	1,123,215	33,319	2.97%
Securities held to maturity (1)	88,193	3,692	4.19%	65,582	3,583	5.46%	81,558	4,350	5.33%
Investment in FRB and FHLB Banks	37,998	1,771	4.66%	28,358	1,378	4.86%	27,089	1,389	5.13%
Loans and leases (2)	5,106,607	239,572	4.69%	4,053,420	209,370	5.17%	3,677,931	205,318	5.58%
Total interest earning assets	$6,613,207	$272,508	4.12%	$5,391,536	$243,414	4.51%	$5,011,017	$244,645	4.88%
Other assets	653,432			483,248			434,924
Total assets	$7,266,639			$5,874,784			$5,445,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,343,801	$2,004	0.15%	$1,116,583	$2,054	0.18%	$1,070,003	$3,592	0.34%
NOW deposit accounts	882,629	1,468	0.17%	709,889	1,854	0.26%	685,542	2,313	0.34%
Savings deposits	929,226	789	0.08%	680,092	522	0.08%	602,918	635	0.11%
Time deposits	1,069,228	12,029	1.13%	993,117	14,418	1.45%	913,330	16,480	1.80%
Total interest bearing deposits	$4,224,884	$16,290	0.39%	$3,499,681	$18,848	0.54%	$3,271,793	$23,020	0.70%
Short-term borrowings	280,848	515	0.18%	165,742	188	0.11%	153,965	205	0.13%
Trust preferred debentures	96,536	2,084	2.16%	75,422	1,730	2.29%	75,422	2,092	2.77%
Long-term debt	338,697	11,755	3.47%	368,270	14,428	3.92%	370,035	14,404	3.89%
Total interest bearing liabilities	$4,940,965	$30,644	0.62%	$4,109,115	$35,194	0.86%	$3,871,215	$39,721	1.03%
Demand deposits	1,484,193			1,139,896			966,282
Other liabilities	78,455			64,551			69,063
Stockholders' equity	763,026			561,222			539,381
Total liabilities and stockholders' equity	$7,266,639			$5,874,784			$5,445,941
Net interest income (FTE)		241,864			208,220			204,924
Interest rate spread			3.50%			3.65%			3.85%
Net interest margin			3.66%			3.86%			4.09%
Taxable equivalent adjustment		3,785			4,017			4,648
Net interest income		$238,079			$204,203			$200,276

1. Securities are shown at average amortized cost.
2. For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding. The interest collected thereon is included in interest income based upon the characteristics of the related loans.

2013 OPERATING RESULTS AS COMPARED TO 2012 OPERATING RESULTS

Net Interest Income

While the rate paid on interest bearing liabilities decreased 24 basis points, the yield on interest earning assets declined 39 basis points compared to the same period for 2012, resulting in margin compression for the year ended December 31, 2013.  The yield on securities available for sale was 2.03% for the year ended December 31, 2013, compared with 2.45% for the year ended December 31, 2012. This decrease was due primarily to the reinvestment of cash flows from maturing securities and cash received from branch acquisitions in 2012 into lower yielding securities in the current rate environment. The average balance of securities available for sale for the year ended December 31, 2013 was $1.3 billion, up approximately $171.9 million, or 14.6%, from the year ended December 31, 2012.  This increase was due primarily to investment of liquidity from acquisition activity and deposit growth. The yield on loans was 4.69% for the year ended December 31, 2013, compared with 5.17% for the year ended December 31, 2012. The average balance of loans for the year ended December 31, 2013 was $5.1 billion, up approximately $1.1 billion (including approximately $904 million of acquired loans from the Alliance acquisition), or 26.0%, from the year ended December 31, 2012.  The reduction in yields on earning assets was partially offset by a reduction in rates paid on interest bearing liabilities.  The rate on time deposits was 1.13% for the year ended December 31, 2013, compared with 1.45% for the year ended December 31, 2012.  The rate on NOW accounts was 0.17% for the year ended December 31, 2013, compared with 0.26% for the year ended December 31, 2012.   The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in  volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest  income.  The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Analysis of Changes in Taxable Equivalent Net Interest Income
	Increase (Decrease)			Increase (Decrease)
	2013 over 2012			2012 over 2011
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$(119)	$56	$(63)	$(95)	$5	$(90)
Securities available for sale	3,884	(5,431)	(1,547)	1,562	(5,977)	(4,415)
Securities held to maturity	1,063	(954)	109	(871)	104	(767)
Investment in FRB and FHLB Banks	451	(58)	393	63	(74)	(11)
Loans and leases	50,712	(20,510)	30,202	20,057	(16,005)	4,052
Total interest income	55,991	(26,897)	29,094	20,716	(21,947)	(1,231)
Money market deposit accounts	377	(427)	(50)	150	(1,688)	(1,538)
NOW deposit accounts	385	(771)	(386)	80	(539)	(459)
Savings deposits	207	60	267	74	(187)	(113)
Time deposits	1,042	(3,431)	(2,389)	1,353	(3,415)	(2,062)
Short-term borrowings	173	154	327	15	(32)	(17)
Trust preferred debentures	461	(107)	354	-	(362)	(362)
Long-term debt	(1,104)	(1,569)	(2,673)	(69)	93	24
Total interest expense	1,541	(6,091)	(4,550)	1,603	(6,130)	(4,527)
Change in FTE net interest income	$54,450	$(20,806)	$33,644	$19,113	$(15,817)	$3,296

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $1.1 billion, or 26.0%, from 2012 to 2013.  The yield on average loans decreased from 5.17% in 2012 to 4.69% in 2013, as loan rates declined due to the continued low rate environment in 2013.  Interest income from loans on a FTE basis increased 14.4%, from $209.4 million in 2012 to $239.6 million in 2013.  This increase was due to the increase in average loan balances noted above, and was partially offset by the decrease in yields.

Total loans increased $1.1 billion, or 26.4% (5.3% organic growth) from December 31, 2012 to December 31, 2013.  In March 2013, the Company acquired Alliance, including approximately $904 million in loans, which contributed to this loan growth.  Commercial loans increased $164.2 million, or 23.6%, from $694.8 million at December 31, 2012 to $859.0 million at December 31, 2013, due to strong originations in 2013, particularly in our upstate New York markets and Vermont, as well as from the aforementioned acquisition.  Commercial real estate loans increased $255.5 million, or 23.8%, from $1.1 billion at December 31, 2012 to $1.3 billion at December 31, 2013, in large part due to the acquisition of Alliance as well strong originations in our upstate New York markets and from new markets, particularly Vermont.  The Company acquired approximately $117.8 million in commercial real estate loans from the aforementioned acquisition.  Residential real estate loans increased $390.5 million (including approximately $333.1 million from the aforementioned acquisition), from $651.1 million at December 31, 2012 to $1.0 billion at December 31, 2013.  The Company sold more fixed rate mortgages during 2012 than 2013 as market conditions in 2013 were not as favorable for such sales.  Consumer loans increased $304.8 million from $1.0 billion at December 31, 2012 to $1.4 billion at December 31, 2013 in large part due to the aforementioned acquisition, as well as strong originations in our upstate New York markets and from new markets.  Home equity loans increased modestly in 2013.

The  following  table  reflects  the  loan  portfolio  by major categories  as  of  December  31  for  the  years  indicated:

Composition of Loan Portfolio
	December 31,
(In thousands)	2013	2012	2011	2010	2009
Residential real estate mortgages	$1,041,637	$651,107	$581,511	$548,394	$618,334
Commercial	859,026	694,799	611,298	577,731	571,107
Commercial real estate	1,328,313	1,072,807	888,879	844,458	739,395
Real estate construction and development	93,247	123,078	93,977	45,444	67,168
Agricultural and agricultural real estate	112,035	112,687	108,423	112,738	122,466
Consumer	1,352,638	1,047,856	946,470	905,563	923,343
Home equity	619,899	575,282	569,645	575,678	603,585
Total loans and leases	$5,406,795	$4,277,616	$3,800,203	$3,610,006	$3,645,398

Residential real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural categories, including commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small and medium-sized entities.  Consumer loans consist primarily of indirect installment credit to individuals, of which approximately 75% is secured by automobiles and other personal property including marine, recreational vehicles and manufactured housing.  Consumer loans also consist of direct installment loans to individuals secured by similar collateral.  Indirect installment loans represent $1.3 billion of total consumer loans at December 31, 2013, or 95.1%.  Installment credit for automobiles accounts for approximately 70% of total consumer loans.  Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures.  Real estate construction and development loans include commercial construction and development and residential construction loans. Commercial construction loans are for small and medium sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

Risks associated with the commercial real estate portfolio include the ability of borrowers to pay interest and principal during the loan’s term, as well as the ability of the borrowers to refinance at the end of the loan term.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, summarizes the maturities of the commercial and agricultural and real estate construction and development loan portfolios and the sensitivity of those loans to interest rate fluctuations at December 31, 2013.  Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Maturities and Sensitivities of Certain Loans to Changes in Interest Rates
	Remaining maturity at December 31, 2013
		After One Year But
(In thousands)	Within One Year	Within Five Years	After Five Years	Total
Floating/adjustable rate
Commercial, commercial real estate, agricultural and agricultural real estate	$445,466	$304,859	$871,602	$1,621,927
Real estate construction and development	17,126	3,564	27,863	48,553
Total floating rate loans	462,592	308,423	899,465	1,670,480

Fixed rate
Commercial, commercial real estate, agricultural and agricultural real estate	71,611	364,738	241,098	677,447
Real estate construction and development	11,140	19,564	13,990	44,694
Total fixed rate loans	82,751	384,302	255,088	722,141
Total	$545,343	$692,725	$1,154,553	$2,392,621

Securities and Corresponding Interest and Dividend Income

The average balance of securities available for sale increased $171.9 million, or 14.6%, from 2012 to 2013.  The yield on average securities available for sale was 2.03% for 2013 compared to 2.45% in 2012.

The average balance of securities held to maturity increased from $65.6 million in 2012 to $88.2 million in 2013. At December 31, 2013, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity decreased from 5.46% in 2012 to 4.19% in 2013.

The average balance of FRB and FHLB stock increased to $38.0 million in 2013 from $28.4 million in 2012.  The yield from investments in FRB and FHLB banks decreased from 4.86% in 2012 to 4.66% in 2013.

Securities Portfolio
	As of December 31,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
U.S. Treasury	$43,279	$43,616	$63,668	$64,425	$81,006	$82,234
Federal Agency	285,880	278,915	281,398	282,814	254,983	255,846
State & Municipal	113,435	113,665	82,675	86,802	99,176	104,789
Mortgage-backed	359,590	364,164	237,461	250,281	310,767	325,396
Collateralized mortgage obligations	565,200	549,528	443,972	449,723	459,067	465,474
Other securities	12,367	14,993	11,210	13,954	8,935	10,880
Total securities available for sale	$1,379,751	$1,364,881	$1,120,384	$1,147,999	$1,213,934	$1,244,619

Securities held to maturity
Mortgage-backed	$953	$1,081	$1,168	$1,352	$1,447	$1,660
Collateralized mortgage obligations	62,025	57,456	-	-	-	-
State & Municipal	54,305	54,739	59,395	60,183	69,364	70,538
Total securities held to maturity	$117,283	$113,276	$60,563	$61,535	$70,811	$72,198

In the available for sale category at December 31, 2013, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $337.7 million and a fair value of $341.3 million and U.S. Government Agency securities with an amortized cost of $21.9 million and a fair value of $22.8 million; collateralized mortgage obligations (“CMOs”) were comprised of GSEs with an amortized cost of $521.3 million and a fair value of $504.9 million and US Government Agency securities with an amortized cost of $43.9 million and a fair value of $44.6 million. At December 31, 2013, all of the mortgaged-backed securities held to maturity were comprised of U.S. Government Agency securities.
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

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2013:

(In thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
Debt securities classified as available for sale
Within one year	$27,894	$28,030	2.43%
From one to five years	261,703	261,526	2.11%
From five to ten years	300,051	297,837	2.53%
After ten years	777,736	762,495	2.23%
	$1,367,384	$1,349,888
Debt securities classified as held to maturity
Within one year	$24,680	$24,766	2.72%
From one to five years	22,791	23,148	3.94%
From five to ten years	5,489	5,481	4.17%
After ten years	64,323	59,881	2.06%
	$117,283	$113,276

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities increased $831.9 million from 2012 primarily due to the acquisition of Alliance, and totaled $4.9 billion in 2013.  The rate paid on interest-bearing liabilities decreased from 0.86% in 2012 to 0.62% in 2013.  This decrease in rates, offset by an increase in average balances, caused a decrease in interest expense of $4.6 million, or 12.9%, from $35.2 million in 2012 to $30.6 million in 2013.

Deposits

Average interest bearing deposits increased $725.2 million, or 20.7%, from 2012 to 2013, due primarily to the acquisition of Alliance in March 2013.  Average time deposits increased $76.1 million, or 7.7%, during 2013 as compared to 2012.  Average money market deposits increased $227.2 million or 20.3% during 2013 when compared to 2012.  Average NOW accounts increased $172.7 million or 24.3% during 2013 as compared to 2012.  The average balance of savings accounts increased $249.1 million or 36.6% during 2013 when compared to 2012.    The average balance of demand deposits increased $344.3 million, or 30.2%, during 2013 when compared to 2012.  This growth in demand deposits was driven principally by increases in accounts from retail, municipal, and commercial customers spurred by strategic expansion into new markets.

The rate paid on average interest-bearing deposits decreased from 0.54% during 2012 to 0.39% in 2013. The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money market accounts, NOW accounts and time deposits, which are sensitive to interest rate changes. The pricing decreases for these products resulted from the FRB maintaining a historic low Fed Funds target rate as well as an overall decrease in all interest rates.  The rate paid for money market deposit accounts decreased from 0.18% during 2012 to 0.15% during 2013.  The rate paid for NOW accounts decreased from 0.26% during 2012 to 0.17% during 2013.  The rate paid for time deposits decreased from 1.45% during 2012 to 1.13% during 2013.

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31:

Maturity Distribution of Time Deposits of $100,000 or More
	December 31,
(In thousands)	2013	2012
Within three months	$93,489	$69,205
After three but within twelve months	172,613	96,644
After one but within three years	79,990	153,453
Over three years	29,316	33,027
Total	$375,408	$352,329

Borrowings

Average short-term borrowings increased to $280.8 million in 2013 from $165.7 million in 2012.  The average rate paid on short-term borrowings increased from 0.11% in 2012 to 0.18% in 2013.  Average long-term debt decreased from $368.3 million in 2012 to $338.7 million in 2013.

The average balance of trust preferred debentures increased to $96.5 million in 2013 compared to $75.4 million in 2012 due to the acquisition of Alliance.  The average rate paid for trust preferred debentures in 2013 was 2.16%, down slightly from 2.29% in 2012.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and  access  to  brokered  deposits  available  for  short-term  financing  of approximately $1.6 billion and  $1.3 billion  at December 31, 2013 and 2012, respectively.  Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control.  Long-term  debt,  which  is  comprised primarily of FHLB advances, are collateralized  by  the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket  lien  on  its  residential  real  estate  mortgage  loans.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2013	2012	2011
Insurance and other financial services revenue	$24,447	$22,387	$20,843
Service charges on deposit accounts	19,307	18,225	21,464
ATM and debit card fees	15,558	12,358	11,642
Retirement plan administration fees	11,497	10,097	8,918
Trust	16,682	9,172	8,864
Bank owned life insurance income	3,793	3,077	3,085
Net securities gains	1,426	599	150
Other	10,505	11,412	5,345
Total noninterest income	$103,215	$87,327	$80,311

Noninterest income for the year ended December 31, 2013 was $103.2 million, up 18.2% from 2012, with the primary drivers being increases in trust revenue and ATM and debit card fees driven primarily by the acquisition of Alliance.  In addition, NBT experienced a 9.2% increase in insurance and financial services revenue for the year ended December 31, 2013 as compared to 2012, due primarily to a $1.0 million, or 6.0%, increase in insurance revenue as well as a $1.0 million, or 19.5%, increase in financial services revenue.  Retirement plan administration fees were also up $1.4 million, or 13.9% for the year ended December 31, 2013 as compared to 2012 due to growth in new business during 2013.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2013	2012	2011
Salaries and employee benefits	$113,580	$104,815	$99,212
Occupancy	20,720	17,415	16,363
Data processing and communications	15,353	13,437	12,271
Professional fees and outside services	13,309	10,463	8,921
Equipment	11,493	9,627	8,864
Office supplies and postage	6,563	6,489	6,073
FDIC expenses	4,960	3,832	4,267
Advertising	3,204	2,889	3,460
Amortization of intangible assets	4,872	3,394	3,046
Loan collection and other real estate owned	2,619	2,560	2,631
Merger expenses	12,364	2,608	804
Other	19,890	16,358	14,764
Total noninterest expense	$228,927	$193,887	$180,676
Noninterest expense for the year ended December 31, 2013 was $228.9 million, up $35.0 million or 18.1%, from 2012.  Excluding merger expenses totaling $12.4 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively, noninterest expense was up $25.3 million, or 13.2%, for 2013 as compared to 2012.  Several noninterest expense categories were affected by the acquisition of Alliance in March 2013 and the full year impact of the June 2012 acquisition of Hampshire First Bank, with salaries and employee benefits and occupancy expenses being the primary drivers of the increase.

Income Taxes

Income tax expense for the year ended December 31, 2013 was $28.2 million, up from $22.8 million for the same period in 2012.  The effective tax rate was 31.3% for the year ended December 31, 2013, compared to 29.5% for the same period in 2012.

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

Nonperforming Assets
	As of December 31,
(Dollars in thousands)	2013	%	2012	%	2011	%	2010	%	2009	%
Nonaccrual loans
Commercial, commercial real estate and agricultural loans	$27,033	54%	$20,923	53%	$17,506	46%	$24,402	57%	$25,521	66%
Residential real estate mortgages	10,296	21%	8,083	20%	8,090	21%	8,338	20%	6,140	16%
Consumer	7,213	14%	8,440	21%	8,724	23%	8,765	21%	6,249	16%
Troubled debt restructured loans	5,423	11%	2,230	6%	3,970	10%	962	2%	836	2%
Total nonaccrual loans	49,965	100%	39,676	100%	38,290	100%	42,467	100%	38,746	100%

Loans 90 days or more past due and still accruing
Commercial, commercial real estate and agricultural loans	105	3%	148	6%	50	2%	94	4%	59	2%
Residential real estate mortgages	808	22%	330	13%	763	24%	919	40%	602	24%
Consumer	2,824	75%	1,970	81%	2,377	74%	1,312	56%	1,865	74%
Total loans 90 days or more past due and still accruing	3,737	100%	2,448	100%	3,190	100%	2,325	100%	2,526	100%

Total nonperforming loans	53,702		42,124		41,480		44,792		41,272
Other real estate owned	2,904		2,276		2,160		901		2,358
Total nonperforming assets	$56,606		$44,400		$43,640		$45,693		$43,630

Total nonperforming loans to loans	0.99%		0.98%		1.09%		1.24%		1.13%
Total nonperforming assets to total assets	0.74%		0.73%		0.78%		0.86%		0.80%
Total allowance for loan losses to nonperforming loans	129.29%		164.60%		171.97%		159.03%		161.25%

Total nonperforming assets were $56.6 million at December 31, 2013, compared to $44.4 million at December 31, 2012.  Nonperforming loans at December 31, 2013 were $53.7 million or 0.99% of total loans compared with $42.1 million or 0.98% at December 31, 2012.  Included in non-performing loans are $16.1 million of non-accrual loans in the acquired loan portfolio. Excluding non-accrual acquired loans, originated non-accruals to originated loans was 0.76% at December 31, 2013.  The Company recorded a provision for loan losses of $22.4 million for the year ended December 31, 2013 compared with $20.3 million for the year ended December 31, 2012.  Net charge-offs to average loans for the year ended December 31, 2013 were 0.44%, compared with 0.55% for the year ended December 31, 2012.  The allowance for loan losses was 129.29% of non-performing loans at December 31, 2013 as compared to 164.60% at December 31, 2012. Excluding acquired loans, the allowance for loan losses as a percentage of total originated loans was 1.56% at December 31, 2013.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, agricultural real estate loans and business banking loans, as well as certain consumer and residential real estate mortgage loans that have been modified in a troubled debt restructuring (“TDR”), increased to $31.4 million at December 31, 2013 as compared to $23.1 million at December 31, 2012.  At December 31, 2013, $5.0 million of the total impaired loans had a specific reserve allocation of $0.7 million compared to $8.4 million of impaired loans at December 31, 2012 which had a specific reserve allocation of $2.8 million.

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

Total net charge-offs for 2013 were $22.3 million, the same as 2012.  Net charge-offs to average loans was 0.44% for 2013 as compared with 0.55% for 2012.  Gross charge-offs increased to $27.7 million for 2013 from $26.5 million for 2012.  Recoveries increased from $4.2 million for the year ended December 31, 2012 to $5.4 million for the year ended December 31, 2013.

Allowance for Loan Losses
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance at January 1	$69,334	$71,334	$71,234	$66,550	$58,564
Loans charged-off
Commercial and agricultural	10,459	8,750	8,969	12,969	11,500
Residential real estate mortgages	1,771	1,906	1,310	1,176	705
Consumer*	15,459	15,848	14,209	15,692	17,609
Total loans charged-off	27,689	26,504	24,488	29,837	29,814
Recoveries
Commercial and agricultural	1,957	1,641	1,438	1,922	1,508
Residential real estate mortgages	272	38	7	43	133
Consumer*	3,136	2,556	2,406	2,747	2,767
Total recoveries	5,365	4,235	3,851	4,712	4,408
Net loans charged-off	22,324	22,269	20,637	25,125	25,406

Provision for loan losses	22,424	20,269	20,737	29,809	33,392
Balance at December 31	$69,434	$69,334	$71,334	$71,234	$66,550
Allowance for loan losses to loans outstanding at end of year	1.28%	1.62%	1.88%	1.97%	1.83%
Net charge-offs to average loans outstanding	0.44%	0.55%	0.56%	0.69%	0.70%

* Consumer charge-off and recoveries include consumer and home equity.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $89.9 million in potential problem loans at December 31, 2013 as compared to $79.6 million at December 31, 2012. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected.  Such loans may need to be disclosed as nonperforming at some time in the future.  Potential problem loans are classified by the Company’s loan rating system as “substandard.” At December 31, 2013, there were 26 potential problem loans exceeding $1.0 million, totaling $47.5 million in aggregate, compared to 22 potential problem loans exceeding $1.0 million, totaling $44.7 million at December 31, 2012. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  To mitigate this risk, the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry, and originates loans primarily within its footprint.

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

Allocation of the Allowance for Loan and Lease Losses
	December 31,
	2013		2012		2011		2010		2009
		Category		Category		Category		Category		Category
		Percent of		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	of Loans
Commercial and agricultural	$35,090	44%	$35,624	47%	$38,831	45%	$40,101	44%	$36,599	41%
Real estate mortgages	6,520	19%	6,252	15%	6,249	15%	4,627	15%	3,002	17%
Consumer	27,694	37%	27,162	38%	26,049	40%	26,126	41%	26,664	42%
Unallocated	130	0%	296	0%	205	0%	380	0%	285	0%
Total	$69,434	100%	$69,334	100%	$71,334	100%	$71,234	100%	$66,550	100%

The Company’s accounting policy relating to the allowance for loan losses requires a review of each significant loan type within the loan portfolio, considering asset quality trends for each type, including, but not limited to, delinquencies, nonaccruals, historical charge-off experience, and specific economic factors (e.g. milk prices are considered when reviewing agricultural loans).  Based on this review, management believes the reserve allocations are adequate to address any trends in asset quality indicators.  As a result of the general improvement and stabilization of asset quality indicators in 2013, as well as the aforementioned review of the loan portfolio, the allowance for loan losses as a percentage of originated loans decreased from 1.72% as of December 31, 2012 to 1.55% as of December 31, 2013.  These acquired loans were recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan losses.  Generally, the fair value discount represents expected credit losses, net of market interest rate adjustments.  The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method.

At December 31, 2013, approximately 59% of the Company’s loans were secured by real estate located in central and northern New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire and the Burlington, Vermont area.  Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2013, the Company’s Basic Surplus measurement was 9.7% of total assets, or $734 million, which was above the Company’s minimum of 5% (calculated at $383 million of period end total assets at December 31, 2013) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet.  Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At December 31, 2013, the Company considered its Basic Surplus position to be strong.  However, certain events may adversely impact the Company’s liquidity position in 2014.  Improvement in the economy may increase demand for equity related products or increase competitive pressure on deposit pricing, which, in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2014.  These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures was $1.2 billion at December 31, 2013.  In addition, the Bank has enhanced its “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans.  At December 31, 2013, the Bank had the capacity to borrow $734 million from this program.

At December 31, 2013 and 2012, FHLB advances outstanding totaled $638 million and $339 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $497 million at December 31, 2013 and $418 million at December 31, 2012.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $426 million at December 31, 2013 or used to collateralize other borrowings, such as repurchase agreements.

At December 31, 2013, a portion of the Company’s loans and securities were pledged as collateral on borrowings.  Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $116.6 million in 2013 and $88.9 million in 2012. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization, and cash flows generated through changes in other assets and liabilities.

Net cash flows used by investing activities totaled $181.1 million and $126.9 million in 2013 and 2012, respectively. Critical elements of investing activities are loan and investment securities transactions. The change in cash flows from investing activities was due primarily to the decrease in proceeds from maturities, calls, and principal paydowns of available for sale securities, which totaled $376.5 million in 2013 as compared with $573.8 million in 2012.  This was partially offset by a decrease in the purchases of available for sale securities which totaled $353.7 million in 2013 as compared to $483.9 million in 2012.

Net cash flows provided by financing activities totaled $59.7 million in 2013 as compared to $72.3 million in 2012. The critical elements of financing activities are proceeds from deposits, borrowings, and stock issuances.  In addition, financing activities are impacted by dividends and treasury stock transactions.

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements, operating leases, and other obligations at December 31, 2013 are as follows:

Contractual Obligations
(In thousands)
	Payments Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt obligations	$12,460	$308	$90,313	$115,312	$90,313	$117	$308,823
Trust preferred debentures	-	-	-	-	-	101,196	101,196
Operating lease obligations	7,156	7,012	6,985	6,859	6,791	53,132	87,935
Retirement plan obligations	6,505	6,655	6,703	9,775	7,489	37,598	74,725
Capital lease obligations	169	169	113	38	7	-	496
Data processing commitments	11,575	11,248	10,471	10,471	8,455	13,126	65,346
Total contractual obligations	$37,865	$25,392	$114,585	$142,455	$113,055	$205,169	$638,521

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures.  At December 31, 2013 and 2012, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $1.1 billion and $841.7 million, respectively.  In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit.  The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  At December 31, 2013 and 2012, outstanding stand-by letters of credit were approximately $36.8 million and $37.5 million, respectively. The fair value of the Company’s stand-by letters of credit at December 31, 2013 and 2012 was not significant.  The  following  table  sets  forth  the commitment expiration  period  for  stand-by  letters  of  credit  at  December  31,  2013:

Commitment Expiration of Standby Letters of Credit
Within one year	$24,849
After one but within three years	11,421
After three but within five years	196
After five years	371
Total	$36,837

Interest Rate Swaps

Beginning in June 2012 with the acquisition of Hampshire First Bank, the Bank offers interest rate swap agreements to its customers.  These agreements allow the Bank’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement.  Simultaneous with the execution of such an agreement with a customer, the Bank enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Bank to continue to receive the historical variable rate under the loan agreement with the customer.  The agreement with the third party is not a hedge contract therefore changes in fair value are recorded through earnings.  Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet.  Gains and losses are recorded as other noninterest income.  The Bank is not subject to any fee or penalty should the customer elect to terminate the interest rate swap agreement prior to maturity.  The Bank is exposed to credit loss equal to the fair value of the derivatives (not the notional amount of the derivatives) in the event of nonperformance by the counterparty to the interest rate swap agreements.  Additionally, the Bank receives a fee from the customer that is recognized when the Bank has fulfilled its obligations under each agreement, which is generally upon execution of the agreement with the Bank’s customer.  Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Bank is limited to the fees it receives from the customer.  The Bank recognized approximately $1.0 million in swap fee income in 2013.  At December 31, 2013, the Bank maintained a $0.2 million deposit with the counterparty to collateralize the swap agreements.

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $554.4 million and $309.2 million at December 31, 2013 and 2012, respectively.  At December 31, 2013 and 2012, the Company had approximately $2.2 million and $1.2 million, respectively, of mortgage servicing rights.  At December 31, 2013 and 2012, the Company serviced $15.7 million and $13.7 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans, no reserve is considered necessary at December 31, 2013 and 2012.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2013, approximately $56.7 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

Stock Repurchase Plan

Under a previously disclosed stock repurchase plan, the Company purchased 584,925 shares of its common stock during the twelve month period ended December 31, 2013, for a total of $12.5 million at an average price of $21.30 per share.  This plan expired on December 31, 2013.  On July 22, 2013, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock.  This plan expires on December 31, 2014.

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

Recent Accounting Updates

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01 —Investments (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.  The amendments in this ASU provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU are effective for the Company for annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The Company does not expect the adoption of this ASU to have a material impact on the financial statements.

In January 2014, the FASB issued ASU No. 2014-04 —Receivables —Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.  The amendments in this Update clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU are effective for the Company beginning January 1, 2014 and we do not expect they will have a significant impact on the financial statements.

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

The primary tool utilized by ALCO to manage interest rate risk is a balance sheet/income statement simulation model (interest rate sensitivity analysis). Information such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed), and current rates is uploaded into the model to create  an  ending  balance  sheet.  In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Two additional models are run in which a gradual increase of 200 bps and a gradual decrease of 100 bps takes place over a 12 month period with a static balance sheet.  Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

In the declining rate scenario, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward, given potential higher prepayments and lower reinvestment rates, slightly faster than the interest bearing liabilities that are at or near their floors.  In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario; however, the potential impact on earnings is dependent on the ability to lag deposit repricing on NOW, savings, MMDA, and CD accounts. Net interest income for the next twelve months in the +200/-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes  the  percentage  change  in  net  interest  income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income  in  the  flat  rate  scenario  using the December 31, 2013 balance sheet position:

Table 10. Interest Rate Sensitivity Analysis
Change in interest rates	Percent change
(In basis points)	in net interest income
+200	(3.77%)
-100	(1.57%)

The Company anticipates that under the current low rate environment, on a monthly basis, interest income is expected to decrease at a faster rate than interest expense given the potential higher prepayments and reinvestment into lower rates as deposit rates are at or near their respective floors.  In order to protect net interest income from anticipated net interest margin compression in 2014, the Company will continue to focus on increasing earning assets through loan growth, asset mix of loans and investments, and leverage opportunities.

ITEM  8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
Albany, New York
March 3, 2014

Consolidated Balance Sheets
	As of December 31,
(In thousands, except share and per share data)	2013	2012
Assets
Cash and due from banks	$157,625	$157,094
Short-term interest bearing accounts	1,301	6,574
Securities available for sale, at fair value	1,364,881	1,147,999
Securities held to maturity (fair value $113,276 and $61,535)	117,283	60,563
Trading securities	5,779	3,918
Federal Reserve and Federal Home Loan Bank stock	46,864	29,920
Loans	5,406,795	4,277,616
Less allowance for loan losses	69,434	69,334
Net loans	5,337,361	4,208,282
Premises and equipment, net	88,327	77,875
Goodwill	264,997	152,373
Intangible assets, net	25,557	16,962
Bank owned life insurance	114,966	80,702
Other assets	127,234	99,997
Total assets	$7,652,175	$6,042,259
Liabilities
Demand (noninterest bearing)	$1,645,641	$1,242,712
Savings, NOW, and money market	3,223,441	2,558,376
Time	1,021,142	983,261
Total deposits	5,890,224	4,784,349
Short-term borrowings	456,042	162,941
Long-term debt	308,823	367,492
Junior subordinated debt	101,196	75,422
Other liabilities	79,321	69,782
Total liabilities	6,835,606	5,459,986
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2013 and 2012	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at December 31, 2013 and December 31, 2012; issued 49,651,494 at December 31, 2013 and 39,305,131 at December 31, 2012	497	393
Additional paid-in-capital	574,152	346,692
Retained earnings	385,787	357,558
Accumulated other comprehensive loss	(16,765)	(5,880)
Common stock in treasury, at cost, 6,138,444 and 5,529,781 shares at December 31, 2013 and 2012, respectively	(127,102)	(116,490)
Total stockholders’ equity	816,569	582,273
Total liabilities and stockholders’ equity	$7,652,175	$6,042,259

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
	Years ended December 31,
(In thousands, except per share data)	2013	2012	2011
Interest, fee, and dividend income
Interest and fees on loans and leases	$238,672	$208,458	$204,370
Securities available for sale	25,510	27,005	31,083
Securities held to maturity	2,660	2,378	2,886
Other	1,881	1,556	1,658
Total interest, fee, and dividend income	268,723	239,397	239,997
Interest expense
Deposits	16,290	18,848	23,020
Short-term borrowings	515	188	205
Long-term debt	11,755	14,428	14,404
Junior subordinated debt	2,084	1,730	2,092
Total interest expense	30,644	35,194	39,721
Net interest income	238,079	204,203	200,276
Provision for loan and lease losses	22,424	20,269	20,737
Net interest income after provision for loan and lease losses	215,655	183,934	179,539
Noninterest income
Insurance and other financial services revenue	24,447	22,387	20,843
Service charges on deposit accounts	19,307	18,225	21,464
ATM and debit card fees	15,558	12,358	11,642
Retirement plan administration fees	11,497	10,097	8,918
Trust	16,682	9,172	8,864
Bank owned life insurance income	3,793	3,077	3,085
Net securities gains	1,426	599	150
Other	10,505	11,412	5,345
Total noninterest income	103,215	87,327	80,311
Noninterest expense
Salaries and employee benefits	113,580	104,815	99,212
Occupancy	20,720	17,415	16,363
Data processing and communications	15,353	13,437	12,271
Professional fees and outside services	13,309	10,463	8,921
Equipment	11,493	9,627	8,864
Office supplies and postage	6,563	6,489	6,073
FDIC expenses	4,960	3,832	4,267
Advertising	3,204	2,889	3,460
Amortization of intangible assets	4,872	3,394	3,046
Loan collection and other real estate owned	2,619	2,560	2,631
Merger expenses	12,364	2,608	804
Other	19,890	16,358	14,764
Total noninterest expense	228,927	193,887	180,676
Income before income tax expense	89,943	77,374	79,174
Income tax expense	28,196	22,816	21,273
Net income	$61,747	$54,558	$57,901
Earnings per share
Basic	$1.47	$1.63	$1.72
Diluted	1.46	1.62	1.71

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2013	2012	2011
Net income	$61,747	$54,558	$57,901
Other comprehensive (loss) income, net of tax
Unrealized net holding (losses) gains arising during the year (pre-tax amounts of $(41,059), $(2,471), and $12,757)	(24,794)	(1,492)	7,703
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $1,426, $599, and $150)	(861)	(362)	(90)
Amortization of prior service cost and actuarial gains (pre-tax amounts of $2,790, $3,593, and $1,665)	1,601	2,092	999
Decrease (Increase) in prior service costs and unrecognized actuarial loss (pre-tax amounts of $21,923, $(24), and $(15,546))	13,169	(14)	(9,381)
Total other comprehensive income (loss)	(10,885)	224	(769)
Comprehensive income	$50,862	$54,782	$57,132

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands except share and per share data)	Common stock	Additional paid-in- capital	Retained earnings	Accumulated other comprehensive (loss) income	Common stock in treasury	Total
Balance at December 31, 2010	$380	$314,023	$299,797	$(5,335)	$(75,293)	$533,572
Net income	-	-	57,901	-	-	57,901
Cash dividends - $0.80 per share	-	-	(27,063)	-	-	(27,063)
Purchase of 1,458,639 treasury shares	-	-	-	-	(30,502)	(30,502)
Net issuance of 112,512 shares to employee stock plans, including tax benefit	-	62	(654)	-	2,319	1,727
Stock-based compensation	-	3,244	-	-	-	3,244
Other comprehensive loss	-	-	-	(769)	-	(769)
Balance at December 31, 2011	$380	$317,329	$329,981	$(6,104)	$(103,476)	$538,110
Net income	-	-	54,558	-	-	54,558
Cash dividends - $0.80 per share	-	-	(26,712)	-	-	(26,712)
Purchase of 769,568 treasury shares	-	-	-	-	(15,490)	(15,490)
Net issuance of 1,269,592 shares for acquisition	13	25,811	-	-	-	25,824
Net issuance of 118,616 shares to employee stock plans, including tax benefit	-	(812)	(269)	-	2,476	1,395
Stock-based compensation	-	4,364	-	-	-	4,364
Other comprehensive income	-	-	-	224	-	224
Balance at December 31, 2012	$393	$346,692	$357,558	$(5,880)	$(116,490)	$582,273
Net income	-	-	61,747	-	-	61,747
Cash dividends - $0.81 per share	-	-	(33,518)	-	-	(33,518)
Purchase of 584,925 treasury shares	-	-	-	-	(12,459)	(12,459)
Issuance of 10,346,363 shares, net of 408,957 treasury shares, for acquisition	104	225,447	-	-	(5,779)	219,772
Net issuance of 385,219 shares to employee stock plans, including tax benefit	-	(2,292)	-	-	7,626	5,334
Stock-based compensation	-	4,305	-	-	-	4,305
Other comprehensive loss	-	-	-	(10,885)	-	(10,885)
Balance at December 31, 2013	$497	$574,152	$385,787	$(16,765)	$(127,102)	$816,569

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
	Years ended December 31,
(In thousands)	2013	2012	2011
Operating activities
Net income	$61,747	$54,558	$57,901
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	22,424	20,269	20,737
Depreciation and amortization of premises and equipment	7,948	6,276	5,463
Net accretion on securities	5,058	2,408	1,597
Amortization of intangible assets	4,872	3,394	3,046
Stock based compensation	4,305	4,364	3,244
Bank owned life insurance income	(3,793)	(3,077)	(3,085)
Trading security purchases	(1,085)	(753)	(447)
(Gains) losses in trading securities	(776)	(103)	193
Deferred income tax expense (benefit)	2,344	(10)	(9,478)
Proceeds from sale of loans held for sale	71,342	65,160	13,545
Originations and purchases of loans held for sale	(66,512)	(66,252)	(14,167)
Net gains on sales of loans held for sale	(1,288)	(2,469)	(329)
Net security gains	(1,426)	(599)	(151)
Net gains on sales of other real estate owned	(1,106)	(988)	(2,531)
Net decrease (increase) in other assets	20,463	6,804	(3,579)
Net (decrease) increase in other liabilities	(5,219)	(128)	11,806
Net cash provided by operating activities	119,298	88,854	83,765
Investing activities
Net cash provided by acquisitions	80,883	52,871	81,467
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	376,509	573,828	541,555
Proceeds from sales	27,593	1,790	2,437
Purchases	(353,714)	(483,858)	(648,048)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	34,413	31,506	47,186
Purchases	(84,621)	(20,193)	(20,736)
Net increase in loans	(255,318)	(277,530)	(172,920)
Net (increase) decrease in Federal Reserve and FHLB stock	(8,957)	(1,886)	226
Proceeds from bank owned life insurance	-	-	758
Purchases of premises and equipment, net	(5,766)	(6,994)	(9,954)
Proceeds from sales of other real estate owned	5,224	3,616	2,531
Net cash used in investing activities	(183,754)	(126,850)	(175,498)
Financing activities
Net (decrease) increase in deposits	(7,545)	135,095	87,992
Net increase (decrease) in short-term borrowings	271,497	(18,651)	22,158
Proceeds from issuance of long-term debt	-	-	156
Repayments of long-term debt	(163,595)	(3,354)	(2,146)
Excess tax benefit from exercise of stock options	(178)	8	341
Proceeds from the issuance of shares to employee benefit plans and other stock plans	5,512	1,387	1,386
Purchase of treasury stock	(12,459)	(15,490)	(30,502)
Cash dividends and payments for fractional shares	(33,518)	(26,712)	(27,063)
Net cash provided by financing activities	59,714	72,283	52,322
Net (decrease) increase in cash and cash equivalents	(4,742)	34,287	(39,411)
Cash and cash equivalents at beginning of year	163,668	129,381	168,792
Cash and cash equivalents at end of year	$158,926	$163,668	$129,381

Supplemental disclosure of cash flow information	Years ended December 31,
Cash paid during the year for:	2013	2012	2011
Interest	$31,307	$35,344	$40,135
Income taxes, net of refund	20,848	25,512	31,258
Noncash investing activities:
Loans transferred to other real estate owned	$4,746	$2,734	$2,927
Acquisitions:
Fair value of assets acquired	$1,505,490	$258,467	$67,020
Fair value of liabilities assumed	1,285,718	285,012	148,487
Fair value of debt issued in purchase combination	-	502	2,460

See accompanying notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(1)  Summary of Significant Accounting Policies

The accounting and reporting policies of NBT Bancorp Inc. (“NBT Bancorp”) and its subsidiaries, NBT Bank, National Association (“NBT Bank”), NBT Holdings, Inc., and NBT Financial Services, Inc., conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. Collectively, NBT Bancorp and its subsidiaries are referred to herein as “the Company.”

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Estimates associated with the allowance for loan losses, income taxes, pension expense, fair values of financial instruments, status of contingencies and other-than-temporary impairment on investments and other real estate owned (OREO) are particularly susceptible to material change in the near term.

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company’s wholly owned subsidiaries CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Investments in Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock are required for membership in those organizations and are carried at cost since there is no market value available.  The FHLB New York continues to pay dividends and repurchase stock.  As such, the Company has not recognized any impairment on its holdings of FHLB stock.

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

The allowance for loan losses related to impaired loans specifically allocated for impairment is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company’s impaired loans are generally collateral dependent. The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

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

Other Real Estate Owned

OREO consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense.  In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties.  Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.  The balance of OREO at December 31, 2013 and 2012 was approximately $2.9 million and $2.3 million, respectively, and is recorded in Other Assets on the Consolidated Balance Sheet.

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

Goodwill and Other Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets that have finite useful lives are amortized over their useful lives.  Core deposit intangibles and trust intangibles at the Company are amortized using the sum-of-the-years’-digits method.  Covenants not to compete are amortized on a straight-line basis.  Customer lists are amortized using an accelerated method.

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

The Company’s stock-based employee compensation plan is described in Note 14 “Stock-Based Compensation,” of this Report.

Interest Rate Swaps

The Bank offers interest rate swap agreements to its customers.  These agreements allow the Bank’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement.  Simultaneous with the execution of such an agreement with a customer, the Bank enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Bank to continue to receive the historical variable rate under the loan agreement with the customer.  The agreement with the third party is not a hedge contract therefore changes in fair value are recorded through earnings.  Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet.  Gains and losses are recorded as other noninterest income.  The Bank is not subject to any fee or penalty should the customer elect to terminate the interest rate swap agreement prior to maturity.  The Bank is exposed to credit loss equal to the fair value of the derivatives (not the notional amount of the derivatives) in the event of nonperformance by the counterparty to the interest rate swap agreements.  Additionally, the Bank receives a fee from the customer that is recognized when the Bank has fulfilled its obligations under each agreement, which is generally upon execution of the agreement with the Bank’s customer.  Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Bank is generally limited to the fees it receives from the customer.

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

 (2)  Acquisitions

Acquisition of Alliance Financial Corporation
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

In connection with the merger, the consideration paid and the fair value of the assets acquired and the liabilities assumed on the date of acquisition are as summarized in the following table, in thousands:

Consideration paid:
NBT Bancorp common stock issued to Alliance common shareholders	$225,551
Cash in lieu of fractional shares paid to Alliance common shareholders	11
Less treasury shares	5,779

Net consideration paid	$219,783

Recognized Amounts of Identifiable Assets Acquired and (Liabilities Assumed) At Fair Value:
Cash and short term investments	$81,060
Securities	320,618
Loans and leases	904,473
Intangible assets	13,161
Other assets	72,731
Deposits	(1,113,420)
Borrowings	(126,530)
Junior subordinated debt	(25,774)
Other liabilities	(19,994)
Total identifiable net assets	$106,325

Goodwill	$113,458

The above recognized amounts of loans, other assets and other liabilities, at fair value, are preliminary estimates and are subject to adjustment but actual amounts are not expected to differ materially from those shown.  During the measurement period, the Company recorded net adjustments for the fair value of premises, litigation accrual and other operational liabilities that resulted in an increase to goodwill totaling approximately $1.2 million.

The estimated fair value of loans acquired from Alliance was determined by utilizing a methodology wherein similar loans were aggregated into pools.  Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value based on a current market rate for similar loans. There was no carryover of Alliance’s allowance for credit losses associated with the loans acquired as loans were initially recorded at fair value.  Loans acquired with deteriorated credit quality totaled $0.4 million.

Information about the acquired loan portfolio as of March 8, 2013 is as follows (in thousands):

Contractually required principal and interest at acquisition	$908,614
Contractual cash flows not expected to be collected	(15,466)
Expected cash flows at acquisition	893,148
Interest component of expected cash flows	11,325
Fair value of acquired loans	$904,473

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

Direct costs related to the Alliance acquisition were expensed as incurred and amounted to $12.4 million for the year ended December 31, 2013.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2012 under the “Pro forma” columns.  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects.  Merger and acquisition integration costs related to the Alliance acquisition are excluded from the periods in which they were incurred.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Alliance at the beginning of 2012.  Cost savings are also not reflected in the unaudited pro forma amounts for the twelve months ended December 31, 2012 and 2013.

	Pro forma
	Years Ended December 31,
	2013	2012
Net interest income	$244,383	$244,142
Noninterest income	107,894	106,178
Net income	70,341	62,694

Supplemental financial information regarding the former Alliance operations included in our Consolidated Statement of Income from the date of acquisition through December 31, 2013 has not been provided as it would be impracticable to do so.  The operations of Alliance have been integrated into the Bank’s operations and therefore financial information specific to revenues and expense associated with the former Alliance operations is not accessible.

Other Goodwill Adjustments

During the twelve months ended December 31, 2013, the Company recorded a deferred tax adjustment related to the 2012 acquistion of Hampshire First Bank resulting in a decrease in goodwill of approximately $1.0 million.  In addition, the Company recorded a goodwill adjustment of approximately $0.1 million related to the 2012 acquisition of a financial services company.

(3) Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2013
U.S. Treasury	$43,279	$337	$-	$43,616
Federal Agency	285,880	343	7,308	278,915
State & municipal	113,435	1,842	1,612	113,665
Mortgage-backed:
Government-sponsored enterprises	337,666	5,788	2,131	341,323
U.S. government agency securities	21,924	1,002	85	22,841
Collateralized mortgage obligations:
Government-sponsored enterprises	521,257	1,777	18,141	504,893
U.S. government agency securities	43,943	794	102	44,635
Other securities	12,367	2,854	228	14,993
Total securities available for sale	$1,379,751	$14,737	$29,607	$1,364,881
December 31, 2012
U.S. Treasury	$63,668	$757	$-	$64,425
Federal Agency	281,398	1,507	91	282,814
State & municipal	82,675	4,127	-	86,802
Mortgage-backed:
Government-sponsored enterprises	221,110	11,175	-	232,285
U.S. government securities	16,351	1,645	-	17,996
Collateralized mortgage obligations:
Government-sponsored enterprises	399,147	4,418	-	403,565
U.S. government securities	44,825	1,333	-	46,158
Other securities	11,210	2,832	88	13,954
Total securities available for sale	$1,120,384	$27,794	$179	$1,147,999

The following table sets forth information with regard to sales transactions of securities available for sale:

	Years ended December 31
(In thousands)	2013	2012	2011
Proceeds from sales	$27,593	$1,790	$2,437
Gross realized gains	$1,283	$442	$7
Gross realized losses	-	-	(165)
Net securities (losses) gains	$1,283	$442	$(158)

In addition to gains (losses) from sales transactions, the Company also recorded gains from calls on securities available for sale of approximately $0.1 million for the year ended December 31, 2013, $0.2 million for the year ended December 31, 2012, and $0.3 million for the year ended December 31, 2011.

At December 31, 2013 and 2012, securities available for sale and held to maturity with amortized costs totaling $1.4 billion and $1.2 billion, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at December 31, 2013, securities available for sale and held to maturity with an amortized cost of $218.4 million were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
December 31, 2013
Mortgage-backed	$953	$128	$-	$1,081
Collateralized mortgage obligations	62,025	-	4,569	57,456
State & municipal	54,305	442	8	54,739
Total securities held to maturity	$117,283	$570	$4,577	$113,276
December 31, 2012
Mortgage-backed	$1,168	$184	$-	$1,352
State & municipal	59,395	788	-	60,183
Total securities held to maturity	$60,563	$972	$-	$61,535

At December 31, 2013 and 2012, all of the mortgaged-backed securities held to maturity were comprised of U.S. Government Agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2013 and 2012, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

December 31, 2013
Investment securities available for sale:
Federal agency	$233,935	$(6,927)	20	$9,619	$(381)	1	$243,554	$(7,308)	21
State & municipal	50,328	(1,612)	177	-	-	-	50,328	(1,612)	177
Mortgage-backed	143,080	(2,216)	79	-	-	-	143,080	(2,216)	79
Collateralized mortgage obligations	379,273	(18,243)	36	-	-	-	379,273	(18,243)	36
Other securities	5,490	(203)	2	223	(25)	1	5,713	(228)	3
Total securities with unrealized losses	$812,106	$(29,201)	314	$9,842	$(406)	2	$821,948	$(29,607)	316

December 31, 2013
Investment securities held to maturity:
Collateralized mortgage obligations	$57,456	$(4,569)	5	$-	$-	-	$57,456	$(4,569)	5
State & municipal	1,012	(8)	1	-	-	-	1,012	(8)	1
Total securities with unrealized losses	$58,468	$(4,577)	6	$-	$-	-	$58,468	$(4,577)	6

December 31, 2012
Investment securities available for sale:
Federal agency	$39,906	$(91)	4	$-	$-	-	$39,906	$(91)	4
Collateralized mortgage obligations	23	-	2	-	-	-	23	-	2
Other securities	468	(6)	1	167	(82)	1	635	(88)	2
Total securities with unrealized losses	$40,397	$(97)	7	$167	$(82)	1	$40,564	$(179)	8

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of December 31, 2013, management also had intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of December 31, 2013, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2013:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$27,894	$28,030
From one to five years	261,703	261,526
From five to ten years	300,051	297,837
After ten years	777,736	762,495
	$1,367,384	$1,349,888
Debt securities classified as held to maturity
Within one year	$24,680	$24,766
From one to five years	22,791	23,148
From five to ten years	5,489	5,481
After ten years	64,323	59,881
	$117,283	$113,276

Maturities of mortgage-backed, CMOs and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2013 and 2012.

(4)  Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2013	2012
Residential real estate mortgages	$1,041,637	$651,107
Commercial	859,026	694,799
Commercial real estate	1,328,313	1,072,807
Real estate construction and development	93,247	123,078
Agricultural and agricultural real estate mortgages	112,035	112,687
Consumer	1,352,638	1,047,856
Home equity	619,899	575,282
Total loans	$5,406,795	$4,277,616
Included in the above loans are net deferred loan origination costs totaling $31.8 million and $25.5 million at December 31, 2013 and 2012, respectively.  The Company had residential loans held for sale totaling $0.1 million as of December 31, 2013 and $3.6 million as of December 31, 2012.

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate mortgages.

In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management’s opinion, do not present more than the normal risk of collectability or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties and changes during the years are summarized as follows:

(In thousands)	2013	2012
Balance at January 1	$2,790	$2,537
New loans	569	750
Adjustment due to change in composition of related parties	376	(130)
Repayments	(363)	(367)
Balance at December 31	$3,372	$2,790

(5)  Allowance for Loan Losses and Credit Quality of Loans

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

After a thorough consideration of the factors discussed above, any required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The following table illustrates the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2013, 2012 and 2011:

Allowance for Loan Losses
(in thousands)

			Residential
Years ended December 31	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of December 31, 2012	$35,624	$27,162	$6,252	$296	$69,334
Charge-offs	(10,459)	(15,459)	(1,771)	-	(27,689)
Recoveries	1,957	3,136	272	-	5,365
Provision	7,968	12,855	1,767	(166)	22,424
Ending Balance as of December 31, 2013	$35,090	$27,694	$6,520	$130	$69,434

Balance as of December 31, 2011	$38,831	$26,049	$6,249	$205	$71,334
Charge-offs	(8,750)	(15,848)	(1,906)	-	(26,504)
Recoveries	1,641	2,556	38	-	4,235
Provision	3,902	14,405	1,871	91	20,269
Ending Balance as of December 30, 2012	$35,624	$27,162	$6,252	$296	$69,334

Balance as of December 31, 2010	$40,101	$26,126	$4,627	$380	$71,234
Charge-offs	(8,969)	(14,209)	(1,310)	-	(24,488)
Recoveries	1,438	2,406	7	-	3,851
Provision	6,261	11,726	2,925	(175)	20,737
Ending Balance as of December 30, 2011	$38,831	$26,049	$6,249	$205	$71,334

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.  As of December 31, 2013 and 2012, there was no allowance for loan losses for the acquired loan portfolio. Net charge-offs related to acquired loans totaled approximately $0.6 million during the year ended December 31, 2013, and are included in the table above.

The following table illustrates the allowance for loan losses and the recorded investment by portfolio segment as of December 31, 2013 and 2012:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
As of December 31, 2013
Allowance for loan losses	$35,090	$27,694	$6,520	$130	$69,434

Allowance for loans individually evaluated for impairment	715	-	-		715

Allowance for loans collectively evaluated for impairment	$34,375	$27,694	$6,520	$130	$68,719

Ending balance of loans	$2,392,621	$1,972,537	$1,041,637		$5,406,795

Ending balance of originated loans individually evaluated for impairment	16,120	3,248	2,012		21,380
Ending balance of acquired loans individually evaluated for impairment	10,060	-	-		10,060
Ending balance of acquired loans collectively evaluated for impairment	392,329	219,587	308,416		920,332
Ending balance of originated loans collectively evaluated for impairment	$1,974,112	$1,749,702	$731,209		$4,455,023

As of December 31, 2012
Allowance for loan and lease losses	$35,624	$27,162	$6,252	$296	$69,334

Allowance for loans and leases individually evaluated for impairment	2,848	-	-		2,848

Allowance for loans and leases collectively evaluated for impairment	$32,776	$27,162	$6,252	$296	$66,486

Ending balance of loans and leases	$2,003,371	$1,623,138	$651,107		$4,277,616

Ending balance of loans individually evaluated for impairment	18,505	2,553	2,011		23,069

Ending balance of loans collectively evaluated for impairment	$1,984,866	$1,620,585	$649,096		$4,254,547

The following table illustrates the Company’s nonaccrual loans by loan class as of December 31, 2013 and 2012:

(In thousands)	December 31, 2013	December 31, 2012
ORIGINATED
Commercial Loans
Commercial	$3,669	$4,985
Commercial Real Estate	7,834	7,977
Agricultural	1,135	699
Agricultural Real Estate	961	1,038
Business Banking	5,701	6,738
	19,300	21,437

Consumer Loans
Indirect	1,461	1,557
Home Equity	5,931	7,247
Direct	86	266
	7,478	9,070

Residential Real Estate Mortgages	7,105	9,169

	$33,883	$39,676

ACQUIRED
Commercial Loans
Commercial	$6,599
Commercial Real Estate	3,559
Business Banking	1,340
	11,498

Consumer Loans
Indirect	93
Home Equity	570
Direct	49
	712

Residential Real Estate Mortgages	3,872

	$16,082

TOTAL NONACCRUAL LOANS	$49,965	$39,676

The following table sets forth information with regard to past due and nonperforming loans by loan class:

Age Analysis of Past Due Financing Receivables
As of December 31, 2013
(in thousands)

			Greater
	31-60 Days	61-90 Days	Than 90 Days	Total			Recorded Total
	Past Due	Past Due	Past Due	Past Due			Loans and
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Leases
ORIGINATED
Commercial Loans
Commercial	$105	$247	$-	$352	$3,669	$612,402	$616,423
Commercial Real Estate	1,366	-	-	1,366	7,834	925,116	934,316
Agricultural	150	21	-	171	1,135	63,856	65,162
Agricultural Real Estate	519	-	-	519	961	35,172	36,652
Business Banking	1,228	122	105	1,455	5,701	330,523	337,679
	3,368	390	105	3,863	19,300	1,967,069	1,990,232

Consumer Loans
Indirect	14,093	2,878	1,583	18,554	1,461	1,141,829	1,161,844
Home Equity	6,033	1,888	1,115	9,036	5,931	517,856	532,823
Direct	679	125	46	850	86	57,347	58,283
	20,805	4,891	2,744	28,440	7,478	1,717,032	1,752,950
Residential Real Estate Mortgages	3,951	379	808	5,138	7,105	720,978	733,221
	$28,124	$5,660	$3,657	$37,441	$33,883	$4,405,079	$4,476,403

ACQUIRED
Commercial Loans
Commercial	$24	$-	$-	$24	$6,599	$96,603	$103,226
Commercial Real Estate	-	-	-	-	3,559	225,455	229,014
Business Banking	320	2	-	322	1,340	68,487	70,149
	344	2	-	346	11,498	390,545	402,389

Consumer Loans
Indirect	939	113	71	1,123	93	123,870	125,086
Home Equity	753	63	-	816	570	85,690	87,076
Direct	76	56	9	141	49	7,235	7,425
	1,768	232	80	2,080	712	216,795	219,587
Residential Real Estate Mortgages	1,725	-	-	1,725	3,872	302,819	308,416
	$3,837	$234	$80	$4,151	$16,082	$910,159	$930,392
Total Loans	$31,961	$5,894	$3,737	$41,592	$49,965	$5,315,238	$5,406,795

Age Analysis of Past Due Loans
As of December 31, 2012
(in thousands)

			Greater Than				Recorded
	31-60 Days	61-90 Days	90 Days	Total			Total
	Past Due	Past Due	Past Due	Past Due			Loans and
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Leases
Commercial
Commercial	$-	$-	$-	$-	$4,985	$556,496	$561,481
Commercial Real Estate	126	-	-	126	7,977	966,692	974,795
Agricultural	22	-	-	22	699	63,037	63,758
Agricultural Real Estate	108	-	103	211	1,038	36,128	37,377
Business Banking	3,019	708	45	3,772	6,738	355,450	365,960
	3,275	708	148	4,131	21,437	1,977,803	2,003,371

Consumer
Indirect	10,956	2,477	1,205	14,638	1,557	964,802	980,997
Home Equity	6,065	1,223	681	7,969	7,247	560,066	575,282
Direct	717	144	84	945	266	65,648	66,859
	17,738	3,844	1,970	23,552	9,070	1,590,516	1,623,138

Residential Real Estate Mortgages	1,839	725	330	2,894	9,169	639,044	651,107
	$22,852	$5,277	$2,448	$30,577	$39,676	$4,207,363	$4,277,616

There were no material commitments to extend further credit to borrowers with nonperforming loans.

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified loans, including all TDRs and nonaccrual commercial loans that are graded substandard or below, with outstanding balances of $500 thousand or more are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are evaluated for impairment, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  These impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  For impaired loans measured using the present value of expected cash flow method, any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for credit losses.

The following provides additional information on loans specifically evaluated for impairment for the years ended December 31, 2013 and 2012:

Impaired Loans
	December 31, 2013			December 31, 2012
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans
Commercial	$4,721	$4,777		$1,000	$1,000
Commercial Real Estate	4,613	5,164		7,362	7,366
Agricultural	125	195		446	540
Agricultural Real Estate	1,431	1,708		903	1,029
Business Banking	210	602		391	783
Total Commercial Loans	11,100	12,446		10,102	10,718

Consumer Loans
Home Equity	3,248	3,472		2,553	2,657

Residential Real Estate Mortgages	2,012	2,255		2,011	2,308
Total	16,360	18,173		14,666	15,683

With an allowance recorded:
Commercial Loans
Commercial	-	-	-	4,335	4,340	2,241
Commercial Real Estate	5,020	6,877	715	4,068	5,689	607
Agricultural	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
	5,020	6,877	715	8,403	10,029	2,848

ACQUIRED
With no related allowance recorded:
Commercial Loans
Commercial	6,501	6,538
Commercial Real Estate	3,559	3,842
Total Commercial Loans	10,060	10,380

Total	$31,440	$35,430	$715	$23,069	$25,712	$2,848

The following table summarizes the average recorded investments on loans specifically evaluated for impairment and the interest income recognized for the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013		December 31, 2012		December 31, 2011
	Average	Interest Income	Average	Interest Income	Average	Interest Income
	Recorded	Recognized	Recorded	Recognized	Recorded	Recognized
(in thousands)	Investment	Accrual	Investment	Accrual	Investment	Accrual
ORIGINATED
Commercial Loans
Commercial	$3,722	$17	$6,682	$56	$1,507	$-
Commercial Real Estate	11,010	130	4,944	230	3,763	-
Agricultural	207	1	1,767	43	2,070	-
Agricultural Real Estate	1,167	52	922	72	695	-
Business Banking	295	57	68	65	17	-
Consumer Loans
Home Equity	2,969	143	1,877	123	1,924	60
Residential Real Estate Mortgages	2,024	69	1,143	54	933	4
ACQUIRED
Commercial Loans
Commercial	1,625	-	-	-	-	-
Commercial Real Estate	1,222	-	-	-	-	-
Total	$24,240	$469	$17,403	$643	$10,909	$64

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

The following tables illustrate the Company’s credit quality by loan class for the years ended December 31, 2013 and 2012:

Credit Quality Indicators
As of December 31, 2013

ORIGINATED
Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$576,079	$878,411	$60,043	$33,136	$1,547,669
Special Mention	16,836	22,777	381	43	40,037
Substandard	23,508	33,128	4,726	3,473	64,835
Doubtful	-	-	12	-	12
Total	$616,423	$934,316	$65,162	$36,652	$1,652,553

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking			Total
Non-classified	$319,578			$319,578
Classified	18,101			18,101
Total	$337,679			$337,679

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$1,158,800	$525,777	$58,151	$1,742,728
Nonperforming	3,044	7,046	132	10,222
Total	$1,161,844	$532,823	$58,283	$1,752,950

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage	Total
Performing	$725,308	$725,308
Nonperforming	7,913	7,913
Total	$733,221	$733,221

Credit Quality Indicators
As of December 31, 2013

ACQUIRED
Commercial Credit Exposure		Commercial
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Total
Pass	$85,692	$205,010	$-	$290,702
Special Mention	2,230	6,183	-	8,413
Substandard	15,304	17,821	-	33,125
Doubtful	-	-	-	-
Total	$103,226	$229,014	$-	$332,240

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking			Total
Non-classified	$65,437			$65,437
Classified	4,712			4,712
Total	$70,149			$70,149

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$124,922	$86,506	$7,367	$218,795
Nonperforming	164	570	58	792
Total	$125,086	$87,076	$7,425	$219,587

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage	Total
Performing	$304,544	$304,544
Nonperforming	3,872	3,872
Total	$308,416	$308,416

Credit Quality Indicators
As of December 31, 2012

Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$522,985	$901,928	$57,347	$33,472	$1,515,732
Special Mention	18,401	32,135	13	3	50,552
Substandard	17,351	40,732	6,362	3,902	68,347
Doubtful	2,744	-	36	-	2,780
Total	$561,481	$974,795	$63,758	$37,377	$1,637,411

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking				Total
Non-classified	$342,528				$342,528
Classified	23,432				23,432
Total	$365,960				$365,960

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$978,235	$567,354	$66,509		$1,612,098
Nonperforming	2,762	7,928	350		11,040
Total	$980,997	$575,282	$66,859		$1,623,138

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$641,608				$641,608
Nonperforming	9,499				9,499
Total	$651,107				$651,107

Troubled Debt Restructuring

Troubled debt restructurings made during the year ended December 31, 2013 consisted of four commercial loans totaling $7.0 million, 23 home equity loans totaling $1.0 million and 6 residential real estate mortgages totaling $0.5 million.  For all such modifications, the pre-and post-outstanding recorded investment amount remained unchanged.  During the year ended December 31, 2013, there was one commercial loan classified as TDRs totaling $0.9 million and eight home equity loans totaling $0.4 million that subsequently defaulted on their renegotiated terms.

Troubled debt restructurings made during the year ended December 31, 2012 consisted of four commercial loans totaling $6.6 million, one business banking loan totaling $0.1 million, 18 home equity loans totaling $0.9 million and 12 residential real estate mortgages totaling $1.2 million.  For all such modifications, the pre-and post-outstanding recorded investment amount remained unchanged.  During the year ended December 31, 2012, there were two residential real estate loans classified as TDRs totaling $0.3 million and one home equity loan totaling less than $0.1 million that subsequently defaulted on their renegotiated terms.

Substantially all modifications include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount.

(6) Premises and Equipment, Net

A summary of premises and equipment follows:

	December 31,
(In thousands)	2013	2012
Land, buildings, and improvements	$120,098	$109,601
Equipment	55,729	51,321
Premises and equipment before accumulated depreciation	175,827	160,922
Accumulated depreciation	87,500	83,047
Total premises and equipment	$88,327	$77,875

Buildings and improvements are depreciated based on useful lives of 15 to 40 years.  Equipment is depreciated based on useful lives of three to ten years.
Rental expense included in occupancy expense amounted to $7.5 million in 2013, $6.4 million in 2012, and $5.6 million in 2011. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2013 (in thousands):

Future Minimum Rental Payments

2014	$7,156
2015	7,012
2016	6,985
2017	6,859
2018	6,791
Thereafter	53,132
Total	$87,935

(7) Goodwill and other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2013	152,373
Goodwill Acquired	112,624
December 31, 2013	$264,997

January 1, 2012	132,029
Goodwill Acquired	20,344
December 31, 2012	$152,373

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets.  These intangible assets are amortized over their estimated useful lives, which range primarily from one to twelve years.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2013	2012
Core deposit intangibles
Gross carrying amount	$19,401	$13,240
Less: accumulated amortization	10,083	7,794
Net carrying amount	9,318	5,446

Identified intangible assets
Gross carrying amount	28,509	21,743
Less: accumulated amortization	12,270	10,227
Net carrying amount	16,239	11,516

Total intangibles
Gross carrying amount	47,910	34,983
Less: accumulated amortization	22,353	18,021
Net carrying amount	$25,557	$16,962

Amortization expense on intangible assets with definite useful lives totaled $4.9 million for 2013, $3.4 million for 2012 and $3.0 million for 2011.  Amortization expense on intangible assets with definite useful lives is expected to total $5.0 million for 2014, $4.6 million for 2015, $3.3 million for 2016, $2.8 million for 2017, $2.2 million for 2018 and $5.4 million thereafter.  Other identified intangible assets include customer lists, non-competes, and trademark intangibles, of which $2.0 million will not amortize.

(8)  Deposits

The following table sets forth the maturity distribution of time deposits at December 31, 2013 (in thousands):

Time deposits
Within one year	$661,619
After one but within two years	184,796
After two but within three years	86,689
After three but within four years	52,024
After four but within five years	20,656
After five years	15,358
Total	$1,021,142

Time deposits of $100,000 or more aggregated $375.4 million and $352.3 million December 31, 2013 and 2012, respectively.

(9) Short-Term Borrowings

Short-term borrowings totaled $456.0 million and $162.9 million at December 31, 2013 and 2012, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company had unused lines of credit with the FHLB available for short-term financing of approximately $497 million and $418 million at December 31, 2013 and 2012, respectively.  Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans.  Securities  collateralizing  repurchase  agreements  are  held in safekeeping by nonaffiliated  financial  institutions  and  are  under  the  Company’s control.
Information related to short-term borrowings is summarized as follows:

(In thousands)	2013	2012	2011
Federal funds purchased
Balance at year-end	$130,000	$10,000	$27,000
Average during the year	39,907	12,658	3,017
Maximum month end balance	130,000	60,000	28,000
Weighted average rate during the year	0.26%	0.27%	0.11%
Weighted average rate at December 31	0.18%	0.27%	0.13%

Securities sold under repurchase agreements
Balance at year-end	$176,042	$152,941	$154,592
Average during the year	169,352	153,084	150,663
Maximum month end balance	185,871	165,977	178,414
Weighted average rate during the year	0.06%	0.10%	0.13%
Weighted average rate at December 31	0.05%	0.10%	0.10%

Other short-term borrowings
Balance at year-end	$150,000	$-	$-
Average during the year	71,589	-	249
Maximum month end balance	210,000	-	250
Weighted average rate during the year	0.43%	-	-
Weighted average rate at December 31	0.55%	-	-

See Note 3 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

(10) Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.  A summary as of December 31, 2013 and 2012 is as follows:

	As of December 31, 2013				As of December 31, 2012
Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2013	-	-	-	-	119,502	3.87%	100,000	3.71%
2014	12,460	1.33%	-	-	2,610	1.89%	-	-
2015	308	0.00%	-	-	250	0.00%	-	-
2016	90,313	3.52%	70,000	4.21%	70,000	4.21%	70,000	4.21%
2017	115,312	3.55%	75,000	3.73%	100,000	3.89%	100,000	3.89%
2018	90,313	3.26%	75,000	3.61%	75,000	3.61%	75,000	3.61%
2021	117	4.00%	-	-	130	4.00%	-	-
	$308,823		$220,000		$367,492		$345,000

(11) Junior Subordinated Debt

The Company sponsors five business trusts, CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing in the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of that trust.  These five statutory business trusts are collectively referred herein to as “the Trusts.”  The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.  The Trusts are variable interest entities (“VIEs”) for which the Company is not the primary beneficiary, as defined by U.S. GAAP.  In accordance with U.S. GAAP, the accounts of the Trusts are not included in the Company’s consolidated financial statements. See Note 1 — Summary of Significant Accounting Policies for additional information about the Company’s consolidation policy. As of December 31, 2013, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

The Company’s junior subordinated debentures include amounts related to the Company’s NBT Statutory Trust I and II as well as junior subordinated debentures associated with one statutory trust affiliates that were acquired from our merger with CNB Financial Corp. and two statutory trusts acquired from Alliance (the “Trusts”). The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $98 million at December 31, 2013. The Company owns all of the common securities of the Trusts and have accordingly recorded $3.2 million in equity method investments classified as other assets in our Consolidated Balance Sheets at December 31, 2013. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

The Company’s junior subordinated debentures are redeemable prior to the maturity date at our option upon each trust’s stated option repurchase dates, and from time to time thereafter. These debentures are also redeemable in whole at any time upon the occurrence of specific events defined within the trust indenture. Our obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the issuers’ obligations under the trust preferred securities.  The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

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

Despite the fact that the Trusts are not included in the Company’s consolidated financial statements, $97 million of the $101 million in trust preferred securities issued by these subsidiary trusts is included in the Tier 1 capital of the Company for regulatory capital purposes as allowed by the Federal Reserve Board (NBT Bank owns $1.0 million of CNBF Trust I securities).  The Dodd-Frank Act requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital.  The aforementioned Trusts are grandfathered with respect to this enactment based on their date of issuance.

 (12) Income Taxes

The significant components of income tax expense attributable to operations are:

	Years ended December 31,
	2013	2012	2011
Current
Federal	$23,536	$21,011	$29,274
State	2,316	1,815	1,477
	25,852	22,826	30,751

Deferred
Federal	2,334	(13)	(8,129)
State	10	3	(1,349)
	2,344	(10)	(9,478)
Total income tax expense	$28,196	$22,816	$21,273

Not included in the above table are items that were recorded to stockholders’ equity of approximately $7.0 million, ($0.1 million), and ($0.5 million) for 2013, 2012, and 2011, respectively, relating to deferred taxes on the unrealized (gain) loss on available for sale securities, tax benefits recognized with respect to stock options exercised, and deferred taxes related to pension plans.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2013	2012
Deferred tax assets
Allowance for loan and lease losses	$26,729	$26,687
Deferred compensation	7,931	5,362
Postretirement benefit obligation	2,596	1,600
Unrealized losses on securities available for sale	5,900	-
Fair value adjustments from acquisitions	-	3,633
Accrued liabilities	3,265	1,524
Stock-based compensation expense	7,862	5,726
Equipment leasing	1,661	-
Other	2,125	1,933
Total deferred tax assets	58,069	46,465
Deferred tax liabilities
Pension and executive retirement	17,417	7,676
Fair value adjustments from acquisitions	2,070	-
Unrealized gains on securities available for sale	-	10,939
Premises and equipment, primarily due to accelerated depreciation	2,270	1,980
Equipment leasing	-	582
Deferred loan costs	1,624	873
Intangible amortization	12,007	13,146
Other	892	154
Total deferred tax liabilities	36,280	35,350
Net deferred tax asset at year-end	21,789	11,115
Net deferred tax asset (liability) at beginning of year	11,115	5,953
Increase in net deferred tax asset	$10,674	$5,162

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2013 and 2012.

A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is as follows:

(In thousands)	2013	2012	2011
Balance at January 1	$-	$888	$3,081
Additions for tax positions of prior years	-	-	-
Reduction for tax positions of prior years	-	(888)	(2,193)
Balance at December 31	$-	$-	$888

At December 31, 2013 and 2012, the Company had no ASC 740-10 unrecognized tax benefits with $.9 million of unrecognized tax benefits at December 31, 2011.   The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.   During 2012 and 2011 there was a reduction of reserves for Federal tax benefits for expiration of the statute of limitations of prior years’ tax filings and in 2011 the Company reached a settlement with New York State on franchise tax examinations for the years 2003 through 2007.  As a result, unrecognized tax benefits were reduced $0.9 million and $2.2 million for 2012 and 2011, respectively, with a reduction of tax expense of $0.8 million in 2012 and $1.5 million in 2011.

The Company is no longer subject to U.S. Federal tax examination by tax authorities for years prior to 2010 and New York State for years prior to 2008.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest at December 31, 2011 was approximately $0.1 million.  Net interest impacting the Company’s 2011 tax expense was $0.3 million.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

	Years ended December 31
(In thousands)	2013	2012	2011
Federal income tax at statutory rate	$31,482	$27,081	$27,711
Tax exempt income	(2,433)	(2,536)	(2,925)
Net increase in CSV of life insurance	(1,166)	(908)	(919)
Low income housing tax credits	(819)	(629)	(782)
State taxes, net of federal tax benefit	1,512	1,182	764
State audit settlements	-	-	(681)
Other, net	(380)	(1,374)	(1,895)
Income tax expense	$28,196	$22,816	$21,273

(13) Employee Benefit Plans

Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at December 31, 2013. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the Plan was converted to a cash balance plan with grandfathering provisions for existing participants.

The Company assumed a noncontributory, defined benefit pension plan in the Alliance acquisition.  This plan covers certain Alliance full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen.  Under this plan, retirement benefits are primarily a function of both the years of service and the level of compensation.  Effective May 1, 2013, this plan was merged into the Plan.  The merging of the plans required a valuation as of the merger date and resulted in a $2.4 million adjustment to accumulated other comprehensive income.  The merging of the plans did not have a significant impact on the Company’s financial statements and related footnotes.

In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives.  The Company also assumed supplemental retirement plans for certain current and former executives in the Alliance acquisition.

The supplemental employee retirement plans and the defined benefit pension plan are collectively referred to herein as “Pension Benefits.”

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

The components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other postretirement benefits at December 31, 2013 are summarized below.  The Company expects that $0.3 million in net actuarial loss and $0.2 million in prior service costs will be recognized as components of net periodic benefit cost in 2014.

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Net actuarial loss	$11,286	$35,478	$1,628	$2,277
Prior service cost	118	141	(521)	(672)
Total amounts recognized in accumulated other comprehensive loss (pre-tax)	$11,404	$35,619	$1,107	$1,605

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans.  The following table sets forth changes in benefit obligations, changes in plan assets, and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$85,129	$78,024	$4,071	$3,985
Service cost	2,493	3,122	23	20
Interest cost	3,223	3,145	286	155
Plan participants' contributions	-	-	269	233
Actuarial(gain) loss	(10,853)	5,941	(369)	136
Amendments	-	(1,006)	(54)	-
Acquisition	10,958	-	3,928	-
Benefits paid	(5,283)	(4,097)	(726)	(458)
Projected benefit obligation at end of year	85,667	85,129	7,428	4,071
Change in plan assets
Fair value of plan assets at beginning of year	99,704	91,575	-	-
Actual return on plan assets	18,451	11,733	-	-
Acquisition	4,994	-	-	-
Employer contributions	708	493	457	225
Plan participants' contributions	-	-	269	233
Benefits paid	(5,283)	(4,097)	(726)	(458)
Fair value of plan assets at end of year	118,574	99,704	-	-

Funded status at year end	$32,907	$14,575	$(7,428)	$(4,071)

Effective March 1, 2013, the pension plan was amended.  Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013.  This amendment resulted in a reduction to the projected benefit obligation as of December 31, 2012 as noted in the table above.

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2013 and 2012.  An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.  The accumulated benefit obligation for pension benefits was $85.7 million and $85.1 million at December 31, 2013 and 2012, respectively.  The accumulated benefit obligation for other postretirement benefits was $7.4 million and $4.1 million at December 31, 2013 and 2012, respectively.

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Other assets	$48,189	$27,062	$-	$-
Other liabilities	(15,282)	(12,487)	(7,428)	(4,071)
Funded status	$32,907	$14,575	$(7,428)	$(4,071)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years ended December 31,
	2013	2012	2011
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	4.90% - 5.05%	3.50%	4.10%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

The following assumptions were used to determine net periodic pension cost:
Discount rate	3.50%	4.10%	5.15%
Expected long-term return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

Net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost	$2,493	$3,122	$2,589	$23	$20	$17
Interest cost	3,223	3,145	3,544	286	155	202
Expected return on plan assets	(7,804)	(6,686)	(7,720)	-	-	-
Amortization of prior service cost	23	283	309	(205)	(202)	(202)
Amortization of unrecognized net loss	2,692	3,330	1,353	280	182	205
Net periodic pension cost	$627	$3,194	$75	$384	$155	$222

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net loss (gain)	$(21,500)	$894	$16,108	$(369)	$136	$(562)
Prior service cost	-	(1,006)	-	(54)	-	-
Amortization of prior service cost	(23)	(283)	(309)	205	202	202
Amortization of unrecognized net gain	(2,692)	(3,330)	(1,353)	(280)	(182)	(205)
Total recognized in other comprehensive loss (income)	(24,215)	(3,725)	14,446	(498)	156	(565)

Total recognized in net periodic benefit cost and other comprehensive income (loss) - pre-tax	$(23,588)	$(531)	$14,521	$(114)	$311	$(343)

The following table sets forth estimated future benefit payments for the pension plans and other postretirement benefit plans:

	Pension	Other
	Benefits	Benefits

2014	5,950	555
2015	6,090	565
2016	6,143	560
2017	9,199	576
2018	6,899	590
2019 - 2023	34,827	2,771

The Company is not required to make contributions to the defined benefit plan in 2014.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2013 were assumed to be 5.9 to 8.5 percent. The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2021 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2014:

(In thousands)	One Percentage point increase	One Percentage point decrease
Increase (decrease) on total service and interest cost components	$37	$(27)
Increase (decrease) on postretirement accumulated benefit obligation	768	(567)

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

	Target 2013	2013	2012
Cash and cash equivalents	0 - 20%	6%	5%
Fixed income securities	20 - 40%	27%	29%
Equities	40 - 80%	67%	66%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio.  All issues that are rated lower than A by Standard and Poor’s are to be excluded.  Equity securities at December 31, 2013 and 2012 do not include any Company common stock.  The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan as of December 31, 2013 and 2012:

	Quoted Prices in	Significant
	Active Markets for	Other	Balance
	Identical Assets	Observable Inputs	as of
	(Level 1)	(Level 2)	December 31, 2013
Cash and cash equivalents	$7,533	$-	$7,533
Foreign equity mutual funds	15,653	-	15,653
Equity mutual funds	16,727	-	16,727
US government bonds	-	9,355	9,355
Corporate bonds	-	19,665	19,665
Common stock	44,532	-	44,532
Municipal bonds and notes	-	1,451	1,451
Foreign bonds and notes	-	1,392	1,392
Foreign equity	2,266	-	2,266
Totals	$86,711	$31,863	$118,574

	Quoted Prices in	Significant
	Active Markets for	Other	Balance
	Identical Assets	Observable Inputs	as of
	(Level 1)	(Level 2)	December 31, 2012
Cash and cash equivalents	$5,464	$-	$5,464
Foreign equity mutual funds	9,763	-	9,763
Equity mutual funds	13,110	-	13,110
US government bonds	-	12,744	12,744
Corporate bonds	-	13,604	13,604
Common stock	40,430	-	40,430
Municipal bonds and notes	-	1,805	1,805
Foreign bonds and notes	-	1,137	1,137
Foreign equity	1,647	-	1,647
Totals	$70,414	$29,290	$99,704

The plan had no financial instruments recorded at fair value on a nonrecurring basis as of December 31, 2013.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets is 7.5% at December 31, 2013.  This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return.  The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”).  The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries.  In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability.  Participation in the 401(k) Plan is contingent upon certain age and service requirements.  The employer contributions associated with the 401(k) Plan were $2.1 million in 2013, $1.8 million in 2012, and $3.7 million in 2011.

(14) Stock-Based Compensation

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

The per share weighted average fair value of stock options granted during 2013, 2012, and 2011 was $7.09, $4.57, and $5.45, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

	Years ended December 31,
	2013	2012	2011
Dividend yield	3.20%	3.94%	3.31%–3.82%
Expected volatility	34.60%	34.64%	33.75%–34.36%
Risk-free interest rates	2.43%	1.24%	1.48%–2.81%
Expected life	7 years	7 years	7 years

The following table summarizes information concerning stock options outstanding at December 31, 2013:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,695,562	$22.72
Granted	120	26.29
Exercised	(335,103)	21.77
Forfeited	(495)	20.19
Expired	(18,584)	21.58
Outstanding at December 31, 2013	1,341,500	$22.98	3.89	$3,996,816

Exercisable at December 31, 2013	1,279,560	$23.08	3.78	$3,683,178

Expected to Vest	61,044	$20.80	5.54	$311,352

Total stock-based compensation expense for stock option awards totaled $0.2 million, $0.5 million, and $0.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.  Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years ended
(dollars in thousands)	2013	2012	2011
Proceeds from stock options exercised	$7,927	$1,908	$2,255
Tax benefits related to stock options exercised	178	8	341
Intrinsic value of stock options exercised	905	498	897
Fair value of shares vested during the year	766	1,656	1,597

The Company has outstanding restricted and deferred stock awards granted from various plans at December 31, 2013. The Company recognized $3.8 million, $3.7 million, and $3.2 million in stock-based compensation expense related to these stock awards for the years ended December 31, 2013, 2012, and 2011, respectively.  Tax benefits recognized with respect to restricted stock awards and stock units were $1.5 million, $1.5 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Unrecognized compensation cost related to restricted stock awards and stock units totaled $4.6 million at December 31, 2013 and will be recognized over 2.1 years on a weighted average basis.  Shares issued are funded from the Company’s treasury stock.  The following table summarizes information for unvested restricted stock awards outstanding as of December 31, 2013:

	Number	Weighted- Average
	of	Grant Date Fair
	Shares	Value
Unvested Restricted Stock Awards
Unvested at January 1, 2013	117,150	$24.37
Forfeited	(2,033)	23.25
Vested	(48,467)	26.10
Unvested at December 31, 2013	66,650	$23.15

The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2013:

	Number	Weighted- Average
	of	Grant Date Fair
	Shares	Value
Unvested Restricted Stock Units
Unvested at January 1, 2013	406,058	$25.64
Forfeited	(6,467)	-
Vested	(69,333)	-
Granted	209,592	20.81
Unvested at December 31, 2013	539,850	$27.36

The Company has 4.1 million securities remaining available to be granted as part of the Plan at December 31, 2013.

(15)  Stockholders’ Equity

In accordance with accounting standards, unrealized gains on available for sale securities and unrecognized actuarial gains or losses and prior service costs associated with the Company’s pension and postretirement benefit plans are included in accumulated other comprehensive loss.  For the years ended December 31, components of accumulated other comprehensive loss are:

(In thousands)	2013	2012
Unrecognized prior service cost and net actuarial loss on pension plans	$(7,785)	$(22,555)
Unrealized net holding (losses) gains on available for sale securities	(8,980)	16,675
Accumulated other comprehensive loss	$(16,765)	$(5,880)

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (“OCC”) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations.  At December 31, 2013, approximately $56.7 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

Under a previously disclosed stock repurchase plan, the Company purchased 584,925 shares of its common stock during the twelve month period ended December 31, 2013, for a total of $12.5 million at an average price of $21.30 per share.  This plan expired on December 31, 2013.  On July 22, 2013, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock.  This plan expires on December 31, 2014.

 (16)  Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and NBT Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2013 and 2012, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements.  The regulations establish a framework for the classification of banks into five categories:  well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  As of December 31, 2013, the most recent notification from NBT Bank’s regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 capital to average asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed NBT Bank’s category.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory ratio requirements
(Dollars in thousands)	Amount	Ratio	Minimum capital adequacy	For classification as well capitalized
As of December 31, 2013
Total Capital (to risk weighted assets):
Company	$723,580	12.99%	8.00%	10.00%
NBT Bank	686,194	12.41%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	653,950	11.74%	4.00%	6.00%
NBT Bank	617,038	11.16%	4.00%	6.00%
Tier I Capital (to average assets)
Company	653,950	8.93%	4.00%	5.00%
NBT Bank	617,038	8.47%	4.00%	5.00%

As of December 31, 2012
Total Capital (to risk weighted assets):
Company	$560,745	12.25%	8.00%	10.00%
NBT Bank	505,027	11.08%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	503,359	11.00%	4.00%	6.00%
NBT Bank	447,909	9.83%	4.00%	6.00%
Tier I Capital (to average assets)
Company	503,359	8.54%	4.00%	5.00%
NBT Bank	447,909	7.62%	4.00%	5.00%

(17) Earnings Per Share

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

	Years ended December 31,
	2013			2012			2011
		Weighted			Weighted			Weighted
	Net	average	Per share	Net	average	Per share	Net	average	Per share
(In thousands, except per share data)	income	shares	amount	income	shares	amount	income	shares	amount
Basic earnings per share	$61,747	41,930	$1.47	$54,558	33,379	$1.63	$57,901	33,662	$1.72
Effect of dilutive securities

Stock based compensation		420			340			262
Diluted earnings per share	$61,747	42,350	$1.46	$54,558	33,719	$1.62	$57,901	33,924	$1.71

There were approximately 1.0 million, 1.2 million, and 1.3 million weighted average stock options for the years ended December 31, 2013, 2012, and 2011, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during  these  periods.

(18) Reclassification Adjustments Out of Other Comprehensive (Loss) Income

The following table summarizes the reclassification adjustments out of accumulated other comprehensive loss (in thousands):

Detail About Accumulated Other Comprehensive (Loss) Income Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income
	Years ended
	December 31, 2013	December 31, 2012
Available for sale securities:
Gains on available for sale securities	$(1,426)	$(599)	Net securities gains
Tax benefit	565	237	Income tax expense
Net of tax	$(861)	$(362)

Pension and other benefits:
Amortization of net gains	$2,972	$3,512	Salaries and employee benefits
Amortization of prior service costs	(182)	81	Salaries and employee benefits
Tax expense	1,189	1,419	Income tax expense
Net of tax	$1,601	$2,174

Total reclassifications during the period, net of tax	$740	$1,812

(19) Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets.  The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2013, approximately 59% of the Company’s loans were secured by real estate located in central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, and the greater Burlington, Vermont area.  Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

	At December 31,
(In thousands)	2013	2012
Unused lines of credit	$216,658	$163,626
Commitments to extend credits, primarily variable rate	849,092	678,093
Standby letters of credit	36,837	37,510
Commercial letters of credit	41,263	16,607
Loans sold with recourse	15,741	13,690

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.  The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  The fair value of the Company’s stand-by letters of credit at December 31, 2013 and 2012 was not significant.

The total amount of loans serviced by the Company for unrelated third parties was approximately $554.4 million and $309.2 million at December 31, 2013 and 2012, respectively.  At December 31, 2013 and 2012, the Company had approximately $2.2 million and $1.2 million, respectively, of mortgage servicing rights.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated.  The Company is a defendant to a class action lawsuit related to a previously disclosed class action lawsuit arising from its assessment and collection of fees on its checking account customers.  As of December 31, 2013, the Company has accrued for the full amount of a preliminarily approved settlement, which if and when finally approved would entirely dispose of the action.  A hearing with respect to such approval has been scheduled for June 27, 2014.  In the opinion of management, the aggregate amount involved in such proceedings at December 31, 2013 is not material to the consolidated balance sheets or results of operations of the Company.

The Company is required to maintain reserve balances with the Federal Reserve Bank of New York. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 25, 2013 was $48.7 million.

(20) Fair Values of Financial Instruments

The following table sets forth information with regard to estimated fair values of financial instruments at December 31, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		December 31, 2013		December 31, 2012
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$117,283	$113,276	$60,563	$61,535
Net loans	3	5,337,361	5,386,520	4,208,282	4,313,244
Financial liabilities
Time deposits	2	$1,021,142	$1,023,982	$983,261	$994,376
Long-term debt	2	308,823	325,195	367,492	407,404
Junior subordinated debt	2	101,196	105,121	75,422	74,147

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

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value as of December 31, 2013 and December 31, 2012.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Assets:
Securities Available for Sale:
U.S. Treasury	$43,616	$-	$-	$43,616
Federal Agency	-	278,915	-	278,915
State & municipal	-	113,665	-	113,665
Mortgage-backed	-	364,164	-	364,164
Collateralized mortgage obligations	-	549,528	-	549,528
Other securities	6,796	8,197	-	14,993
Total Securities Available for Sale	$50,412	$1,314,750	$-	$1,364,881
Trading Securities	5,779	-	-	5,779
Interest Rate Swaps	-	281	-	281
Total	$56,191	$1,314,750	$-	$1,370,941

Liabilities:
Interest Rate Swaps	$-	$281	$-	$281
Total	$-	$281	$-	$281

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Assets:
Securities Available for Sale:
U.S. Treasury	$64,425	$-	$-	$64,425
Federal Agency	-	282,814	-	282,814
State & municipal	-	86,802	-	86,802
Mortgage-backed	-	250,281	-	250,281
Collateralized mortgage obligations	-	449,723	-	449,723
Other securities	8,672	5,282	-	13,954
Total Securities Available for Sale	$73,097	$1,074,902	$-	$1,147,999
Trading Securities	3,918	-	-	3,918
Interest Rate Swaps	-	1,490	-	1,490
Total	$77,015	$1,076,392	$-	$1,153,407

Liabilities:
Interest Rate Swaps	$-	$1,490	$-	$1,490
Total	$-	$1,490	$-	$1,490

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

FASB ASC Topic 820 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis.  In accordance with the provisions of FASB ASC Topic 310, the Company had collateral dependent impaired loans with a carrying value of approximately $5.0 million which had specific reserves included in the allowance for loan losses of $0.7 million at December 31, 2013.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  The fair value of underlying collateral is generally determined through independent appraisals, which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

FASB ASC Topic 825 gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  As of December 31, 2013 and 2012, the Company did not elect the fair value option for any eligible items.

(21)  Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2013	2012
Assets
Cash and cash equivalents	$3,741	$23,095
Securities available for sale, at estimated fair value	11,008	12,866
Trading securities	4,742	3,371
Investment in subsidiaries, on equity basis	896,479	635,851
Other assets	49,530	48,324
Total assets	$965,500	$723,507
Liabilities and Stockholders’ Equity
Total liabilities	$148,931	$141,234
Stockholders’ equity	816,569	582,273
Total liabilities and stockholders’ equity	$965,500	$723,507

Condensed Income Statements

	Years ended December 31,
(In thousands)	2013	2012	2011
Dividends from subsidiaries	$13,500	$79,175	$54,400
Management fee from subsidiaries	84,778	78,665	69,430
Securities gains (losses)	1,273	442	(31)
Interest, dividend and other income	636	720	628
Total revenue	100,187	159,002	124,427
Operating expense	83,675	79,015	75,254
Income before income tax benefit and equity in undistributed income of subsidiaries	16,512	79,987	49,173
Income tax (expense) benefit	(1,046)	(284)	1,340
Dividends in excess of income (equity in undistributed income) of subsidiaries	46,285	(25,145)	7,388
Net income	$61,751	$54,558	$57,901

Statements of Cash Flow

	Years ended December 31,
(In thousands)	2013	2012	2011
Operating activities
Net income	$61,751	$54,558	$57,901
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	4,305	4,364	3,244
Gain on sales of available-for-sale securities	1,273	442	31
Equity in undistributed income of subsidiaries	(59,785)	(54,030)	(61,788)
Cash dividend from subsidiaries	13,500	79,175	54,400
Net change in other liabilities	(18,077)	(3,181)	15,311
Net change in other assets	14,924	2,030	(11,607)
Net cash provided by operating activities	17,891	83,358	57,492
Investing activities
Purchases of available-for-sale securities	-	(4,163)	(968)
Sales and maturities of available-for-sale securities	1,948	1,445	71
Net cash provided by (used in) acquisitions	2,232	(14,612)	-
Purchases of premises and equipment	(782)	(1,240)	(1,656)
Net cash provided by (used in) investing activities	3,398	(18,570)	(2,553)
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	5,512	1,387	1,386
Payments on long-term debt	-	(3,340)	(140)
Purchases of treasury shares	(12,459)	(15,490)	(30,502)
Cash dividends and payments for fractional shares	(33,518)	(26,712)	(27,063)
Excess tax benefit from exercise of stock options	(178)	8	341
Net cash used in financing activities	(40,643)	(44,147)	(55,978)
Net (decrease )increase in cash and cash equivalents	(19,354)	20,641	(1,039)
Cash and cash equivalents at beginning of year	23,095	2,454	3,493
Cash and cash equivalents at end of year	$3,741	$23,095	$2,454

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2013 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited NBT Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Albany, New York
March 3, 2014

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 6, 2014 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2013 fiscal year end.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 6, 2014 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2013 fiscal year end.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to shares of Common Stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A.)
Equity compensation plans approved by stockholders	1,341,500	$22.98	4,071,578
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2013 fiscal year end.

ITEM  13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2013 fiscal year end.

ITEM  14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2013 fiscal year end.

PART  IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Income for each of the three years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2013, 2012 and 2011.

Notes to the Consolidated Financial Statements.

(a)(2)  There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3)  See below for all exhibits filed herewith and the Exhibit Index.

3.1	Certificate of Incorporation of NBT Bancorp Inc. as amended through July 23, 2001 (filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).
3.2	Bylaws of NBT Bancorp Inc. as amended and restated through May 7, 2013 (filed as Exhibit 3.1 to Registrant’s Form 8-K, filed on May 7, 2013 and incorporated herein by reference).
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registrant’s Form 8-K, filed on November 18, 2004, and incorporated herein by reference).
4.1	Specimen common stock certificate for NBT’s Bancorp Inc. common stock (filed as Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on December 27, 2005 and incorporated herein by reference).
4.2	Rights Agreement, dated as of November 15, 2004, between NBT Bancorp Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.1 to Registrant's Form 8-K, file number 0-14703, filed on November 18, 2004, and incorporated by reference herein).
10.1	NBT Bancorp Inc. 1993 Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-71830 filed on October 18, 2001 and incorporated by reference herein).*
10.2	NBT Bancorp Inc. Non-Employee Director, Divisional Director and Subsidiary Director Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-73038 filed on November 9, 2001 and incorporated by reference herein).*
10.3	NBT Bancorp Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*
10.4	NBT Bancorp Inc. Non-employee Directors Restricted and Deferred Stock Plan (filed as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*
10.5	NBT Bancorp Inc. Performance Share Plan (filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*
10.6	NBT Bancorp Inc. 2014 Executive Incentive Compensation Plan.*
10.7	2006 Non-Executive Restricted Stock Plan (filed as Exhibit 99.1 to Registrant’s Form S-8 Registration Statement, file number 333-139956, filed on January 12, 2007, and incorporated herein by reference).*
10.8	Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe as amended and restated Effective January 1, 2005 (filed as Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).*

10.9	Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).*
10.10	Amendment dated January 28, 2002 to Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*
10.11	Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated November 5, 2009 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*
10.12	Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2010. (filed as Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2009, filed on March 1, 2010 and incorporated herein by reference).*
10.13	Form of Change in Control Agreement, dated November 5, 2009, by and between NBT Bancorp Inc. and Messrs. Dietrich, Chewens, Raven and Levy (filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*
10.14	Form of First Amendment to the Form of Change in Control Agreement for Messrs. Dietrich, Chewens, Levy and Raven.*
10.15	Form of Amendment to Three-Year Change in Control Agreement for Messrs. Dietrich, Chewens, Levy and Raven (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on January 29, 2013 and incorporated herein by reference).*
10.16	Employment Agreement between NBT Bancorp Inc. and Michael J. Chewens as amended and restated November 5, 2009 (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*
10.17	Form of Amended and Restated NBT Bancorp Inc. Supplemental Retirement Agreement, dated as of November 5, 2009, between NBT Bancorp Inc. and Messrs. Chewens, Levy and Raven (filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*
10.18	Employment Agreement between NBT Bancorp Inc. and David E. Raven as amended and restated November 5, 2009 (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*
10.19	Employment Agreement between NBT Bancorp Inc. and Jeffrey M. Levy made as amended and restated November 5, 2009 (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*
10.20	Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008 and incorporated herein by reference).*
10.21	First amendment dated November 5, 2009 to Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*
10.22	NBT Bancorp Inc. 2008 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A filed on March 31, 2008, and incorporated herein by reference).*
10.23	Description of Arrangement for Directors Fees.*
10.24	Long Term Incentive Compensation Plan for Named Executive Officers (filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2011, filed on February 29, 2012 and incorporated herein by reference).*
10.25	Consulting Agreement, dated October 7, 2012, by and between NBT Bancorp, Inc. and Joseph Nasser (filed as Exhibit 10.1 to the Registrant’s Form 8-K, File Number 0-14703, filed on October 12, 2012, and incorporated herein by reference).*
10.26	Employment Agreement, dated May 4, 2012, by and between Timothy L. Brenner and NBT Bancorp Inc. (filed as Exhibit 10.4 to Registrant’s Form S-4, filed on January 28, 2013 and incorporated herein by reference).*
10.27	Change in Control Agreement, dated May 4, 2013, by and between Timothy L. Brenner and NBT Bancorp Inc. (filed as Exhibit 10.5 to Registrant’s Form S-4, filed on January 28, 2013 and incorporated herein by reference).*
10.28	Form of Amendment to Two-Year Change in Control Agreement for Mr. Brenner (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on January 29, 2013 and incorporated herein by reference).*
10.28	Employment Agreement dated October 7, 2012 between NBT Bancorp, Inc. and Jack H. Webb. (filed as Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2012, filed on March 1, 2013 and incorporated herein by reference).*

10.29	Amended and Restated Supplemental Retirement Agreement and First Amendment to the Supplemental Retirement Agreement between Alliance Financial Corporation, Alliance Bank, N.A. and Jack H. Webb.*
10.30	Split Dollar Agreement between the Alliance Bank N.A. and Jack H. Webb.*
21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement
(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as noted above.

(c)	Not applicable

SIGNATURES

Pursuant  to the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  NBT Bancorp Inc. has duly caused this report to be signed on its behalf  by  the  undersigned,  thereunto  duly  authorized.

NBT BANCORP INC. (Registrant)
March 3, 2014

/s/ Martin A. Dietrich
Martin A. Dietrich

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daryl R. Forsythe

Daryl R. Forsythe
Chairman and Director
Date: March 3, 2014

/s/ Martin A. Dietrich

Martin A. Dietrich
NBT Bancorp Inc. President, CEO, and Director (Principal Executive Officer)
Date: March 3, 2014

/s/ Michael J. Chewens

Michael J. Chewens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 3, 2014

/s/ Richard Chojnowski

Richard Chojnowski, Director
Date: March 3, 2014

/s/ Patricia T. Civil

Patricia T. Civil, Director
Date: March 3, 2014

/s/ Timothy E. Delaney

Timothy E. Delaney, Director
Date: March 3, 2014

/s/ James H. Douglas

James H. Douglas, Director
Date: March 3, 2014

/s/ John C. Mitchell

John C. Mitchell, Director
Date: March 3, 2014

/s/ Michael M. Murphy

Michael M. Murphy, Director
Date: March 3, 2014

/s/ Joseph A. Santangelo

Joseph A. Santangelo, Director
Date: March 3, 2014

/s/ Robert A. Wadsworth

Robert A. Wadsworth, Director
Date: March 3, 2014

/s/ Lowell A. Seifter

Lowell A. Seifter, Director
Date: March 3, 2014

/s/ Paul M. Solomon

Paul M. Solomon, Director
Date: March 3, 2014

/s/ Jack H. Webb

Jack H. Webb, Director
Date: March 3, 2014