Form 10-Q
period 2014-03-31
NBT BANCORP INC
filed 2014-05-12
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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
Yes ☐  No ☒

As of April 30, 2014, there were 43,689,389 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended March 31, 2014

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2014	2013
Assets
Cash and due from banks	$182,071	$157,625
Short-term interest bearing accounts	3,493	1,301
Securities available for sale, at fair value	1,377,585	1,364,881
Securities held to maturity (fair value $114,920 and $113,276, respectively)	117,896	117,283
Trading securities	6,954	5,779
Federal Reserve and Federal Home Loan Bank stock	41,458	46,864
Loans	5,482,025	5,406,795
Less allowance for loan losses	69,434	69,434
Net loans	5,412,591	5,337,361
Premises and equipment, net	87,647	88,327
Goodwill	263,634	264,997
Intangible assets, net	24,248	25,557
Bank owned life insurance	115,775	114,966
Other assets	119,777	127,234
Total assets	$7,753,129	$7,652,175
Liabilities
Demand (noninterest bearing)	$1,616,612	$1,645,641
Savings, NOW, and money market	3,482,925	3,223,441
Time	969,361	1,021,142
Total deposits	6,068,898	5,890,224
Short-term borrowings	356,878	456,042
Long-term debt	308,679	308,823
Junior subordinated debt	101,196	101,196
Other liabilities	85,276	79,321
Total liabilities	6,920,927	6,835,606
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at March 31, 2014 and December 31, 2013; issued 49,651,494 at March 31, 2014 and December 31, 2013	497	497
Additional paid-in-capital	574,071	574,152
Retained earnings	394,589	385,787
Accumulated other comprehensive loss	(11,550)	(16,765)
Common stock in treasury, at cost, 6,050,806 and 6,138,444 shares at March 31, 2014 and December 31, 2013, respectively	(125,405)	(127,102)
Total stockholders’ equity	832,202	816,569
Total liabilities and stockholders’ equity	$7,753,129	$7,652,175

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Income (unaudited)	2014	2013
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$60,015	$53,695
Securities available for sale	6,757	5,746
Securities held to maturity	768	525
Other	537	403
Total interest, fee, and dividend income	68,077	60,369
Interest expense
Deposits	3,284	4,150
Short-term borrowings	231	42
Long-term debt	2,507	3,609
Junior subordinated debt	538	428
Total interest expense	6,560	8,229
Net interest income	61,517	52,140
Provision for loan losses	3,596	5,658
Net interest income after provision for loan losses	57,921	46,482
Noninterest income
Insurance and other financial services revenue	6,737	6,893
Service charges on deposit accounts	4,369	4,323
ATM and debit card fees	4,072	3,242
Retirement plan administration fees	2,918	2,682
Trust	4,446	2,913
Bank owned life insurance	1,382	849
Net securities gains	7	1,145
Other	2,346	3,182
Total noninterest income	26,277	25,229
Noninterest expense
Salaries and employee benefits	29,534	27,047
Occupancy	6,226	4,977
Data processing and communications	4,001	3,455
Professional fees and outside services	3,415	2,901
Equipment	3,116	2,582
Office supplies and postage	1,685	1,590
FDIC expenses	1,278	1,130
Advertising	739	723
Amortization of intangible assets	1,310	851
Loan collection and other real estate owned	1,040	718
Merger expenses	-	10,681
Other	5,173	4,050
Total noninterest expense	57,517	60,705
Income before income tax expense	26,681	11,006
Income tax expense	8,672	3,357
Net income	$18,009	$7,649
Earnings per share
Basic	$0.41	$0.21
Diluted	$0.41	$0.21

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2014	2013
(In thousands)
Net income	$18,009	$7,649
Other comprehensive income (loss), net of tax
Unrealized net holding gains (losses) arising during the period (pre-tax amounts of $8,623 and ($1,752))	5,208	(1,058)
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $7 and $1,145)	(4)	(691)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $19 and $826)	11	503
Total other comprehensive income (loss)	5,215	(1,246)
Comprehensive income	$23,224	$6,403

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	Loss	in Treasury	Total
(in thousands, except share and per share data)
Balance at December 31, 2012	$393	$346,692	$357,558	$(5,880)	$(116,490)	$582,273
Net income	-	-	7,649	-	-	7,649
Cash dividends - $0.20 per share	-	-	(6,758)	-	-	(6,758)
Issuance of 10,346,363 shares, net of 408,957treasury shares, for Alliance acquisition	104	225,447	-	-	(5,779)	219,772
Net issuance of 28,339 shares to employee benefit plans and other stock plans, including tax benefit	-	(965)	-	-	606	(359)
Stock-based compensation	-	1,964	-	-	-	1,964
Other comprehensive loss	-	-	-	(1,246)	-	(1,246)
Balance at March 31, 2013	$497	$573,138	$358,449	$(7,126)	$(121,663)	$803,295

Balance at December 31, 2013	$497	$574,152	$385,787	$(16,765)	$(127,102)	$816,569
Net income	-	-	18,009	-	-	18,009
Cash dividends - $0.21 per share	-	-	(9,207)	-	-	(9,207)
Net issuance of 87,638 shares to employee benefit
plans and other stock plans, including tax benefit	-	(1,335)	-	-	1,697	362
Stock-based compensation	-	1,254	-	-	-	1,254
Other comprehensive income	-	-	-	5,215	-	5,215
Balance at March 31, 2014	$497	$574,071	$394,589	$(11,550)	$(125,405)	$832,202

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2014	2013
(In thousands, except per share data)
Operating activities
Net income	$18,009	$7,649
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,596	5,658
Depreciation and amortization of premises and equipment	2,046	1,791
Net accretion on securities	921	1,091
Amortization of intangible assets	1,310	851
Stock based compensation	1,254	1,964
Increase in surrender value of bank owned life insurance	(968)	(849)
Purchases of trading securities	(1,043)	(744)
Unrealized gains in trading securities	(132)	(100)
Deferred income tax benefit	(18)	(309)
Proceeds from sales of loans held for sale	439	15,417
Originations and purchases of loans held for sale	(1,418)	(17,307)
Net gains on sales of loans held for sale	(3)	(480)
Net security gains	(7)	(1,145)
Net gain on sales of other real estate owned	(102)	(151)
Proceeds from settlement of bank owned life insurance	573	-
Gains on bank owned life insurance settlement	(414)	-
Net decrease in other assets	7,136	915
Net increase (decrease) in other liabilities	1,156	(9,336)
Net cash provided by operating activities	32,335	4,915
Investing activities
Net cash provided by acquisitions	-	81,049
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	67,341	109,986
Proceeds from sales	-	2,607
Purchases	(70,339)	(119,749)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	5,107	6,940
Purchases	(5,217)	(3,131)
Proceeds from FHLB stock redemption	15,306	1,989
Net increase in loans	(78,304)	(17,791)
Net increase in Federal Reserve and FHLB stock	(9,900)	-
Purchases of premises and equipment	(1,114)	(1,006)
Proceeds from sales of other real estate owned	902	1,023
Net cash (used in) provided by investing activities	(76,218)	61,917
Financing activities
Net increase in deposits	178,674	118,194
Net (decrease) increase in short-term borrowings	(99,164)	1,326
Repayments of long-term debt	(144)	(43,757)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	362	(359)
Cash dividends and payment for fractional shares	(9,207)	(6,758)
Net cash provided by financing activities	70,521	68,646
Net increase in cash and cash equivalents	26,638	135,478
Cash and cash equivalents at beginning of period	158,926	163,668
Cash and cash equivalents at end of period	$185,564	$299,146

Supplemental disclosure of cash flow information	Three Months Ended March 31,
Cash paid during the period for:	2014	2013
Interest	$6,829	$8,000
Income taxes paid	2,745	344
Noncash investing activities:
Loans transferred to other real estate owned	$460	$959
Acquisitions:
Fair value of assets acquired	$-	$1,503,448
Fair value of liabilities assumed	-	1,283,676

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Note 1.	Description of Business

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

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings.  Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.”  The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles (“GAAP”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

Note 3.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
March 31, 2014
U.S. Treasury	$33,204	$269	$-	$33,473
Federal Agency	305,245	430	5,517	300,158
State & municipal	111,583	1,967	855	112,695
Mortgage-backed:
Government-sponsored enterprises	351,748	6,164	1,404	356,508
U.S. government agency securities	20,781	940	71	21,650
Collateralized mortgage obligations:
Government-sponsored enterprises	501,563	2,080	13,411	490,232
U.S. government agency securities	46,876	656	117	47,415
Other securities	12,839	2,851	236	15,454
Total securities available for sale	$1,383,839	$15,357	$21,611	$1,377,585
December 31, 2013
U.S. Treasury	$43,279	$337	$-	$43,616
Federal Agency	285,880	343	7,308	278,915
State & municipal	113,435	1,842	1,612	113,665
Mortgage-backed:
Government-sponsored enterprises	337,666	5,788	2,131	341,323
U.S. government agency securities	21,924	1,002	85	22,841
Collateralized mortgage obligations:
Government-sponsored enterprises	521,257	1,777	18,141	504,893
U.S. government agency securities	43,943	794	102	44,635
Other securities	12,367	2,854	228	14,993
Total securities available for sale	$1,379,751	$14,737	$29,607	$1,364,881

Other securities primarily represent marketable equity securities.

There were no sales of securities available for sale during the three months ended March 31, 2014.  Proceeds from the sales of securities available for sale were $2.6 million during the three months ended March 31, 2013, and gains on the sales were $1.1 million.  There were no losses on the sales during 2013.

Securities with amortized costs totaling $1.5 billion at March 31, 2014 and $1.4 billion at December 31, 2013 were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at March 31, 2014 and December 31, 2013, securities with an amortized cost of $224.9 million and $218.4 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
March 31, 2014
Mortgage-backed	$881	$120	$-	$1,001
Collateralized mortgage obligations	60,973	-	3,444	57,529
State & municipal	56,042	361	13	56,390
Total securities held to maturity	$117,896	$481	$3,457	$114,920
December 31, 2013
Mortgage-backed	$953	$128	$-	$1,081
Collateralized mortgage obligations	62,025	-	4,569	57,456
State & municipal	54,305	442	8	54,739
Total securities held to maturity	$117,283	$570	$4,577	$113,276

The following table sets forth information with regard to investment securities with unrealized losses at March 31, 2014 and December 31, 2013:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

March 31, 2014
Investment securities available for sale:
Federal agency	$245,397	$(5,221)	21	$9,704	$(296)	1	$255,101	$(5,517)	22
State & municipal	48,377	(839)	171	934	(16)	3	49,311	(855)	174
Mortgage-backed	1,110,605	(1,465)	58	960	(10)	4	1,111,565	(1,475)	62
Collateralized mortgage obligations	295,408	(10,516)	31	60,681	(3,012)	4	356,089	(13,528)	35
Other securities	5,507	(186)	2	198	(50)	1	5,705	(236)	3
Total securities with unrealized losses	$1,705,294	$(18,227)	283	$72,477	$(3,384)	13	$1,777,771	$(21,611)	296

March 31, 2014
Investment securities held to maturity:
Collateralized mortgage obligations	$57,528	$(3,444)	5	$-	$-	-	$57,528	$(3,444)	5
State & municipal	2,120	(13)	3	-	-	-	2,120	(13)	3
Total securities with unrealized losses	$59,648	$(3,457)	8	$-	$-	-	$59,648	$(3,457)	8

December 31, 2013
Investment securities available for sale:
Federal agency	$233,935	$(6,927)	20	$9,619	$(381)	1	$243,554	$(7,308)	21
State & municipal	50,328	(1,612)	177	-	-	-	50,328	(1,612)	177
Mortgage-backed	143,080	(2,216)	79	-	-	-	143,080	(2,216)	79
Collateralized mortgage obligations	379,273	(18,243)	36	-	-	-	379,273	(18,243)	36
Other securities	5,490	(203)	2	223	(25)	1	5,713	(228)	3
Total securities with unrealized losses	$812,106	$(29,201)	314	$9,842	$(406)	2	$821,948	$(29,607)	316

December 31, 2013
Investment securities held to maturity:
Collateralized mortgage obligations	$57,456	$(4,569)	5	$-	$-	-	$57,456	$(4,569)	5
State & municipal	1,012	(8)	1	-	-	-	1,012	(8)	1
Total securities with unrealized losses	$58,468	$(4,577)	6	$-	$-	-	$58,468	$(4,577)	6

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of March 31, 2014, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of March 31, 2014, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at March 31, 2014:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$27,461	$27,627
From one to five years	302,113	301,603
From five to ten years	259,225	259,821
After ten years	782,201	773,080
	$1,371,000	$1,362,131
Debt securities classified as held to maturity
Within one year	$24,714	$24,765
From one to five years	21,654	21,957
From five to ten years	8,401	8,395
After ten years	63,127	59,803
	$117,896	$114,920

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2014.

Note 4.	Allowance for Loan Losses and Credit Quality of Loans

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

Commercial – The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit.  Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment or other assets owned by the borrower.  These loans carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable. To reduce the risk, management also attempts to secure real estate as collateral and obtain personal guarantees of the borrowers.

Commercial Real Estate – The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties.  Commercial real estate loans are made to finance the purchases of real estate, generally with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and other non owner-occupied facilities.  These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property.

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

Indirect – The Company maintains relationships with many dealers primarily in the communities that we serve.  Through these relationships, the company primarily finances the purchases of automobiles and recreational vehicles (such as campers, boats, etc.) indirectly through dealer relationships.  Approximately 75% of the indirect relationships represent automobile financing.  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments for the three months ended March 31, 2014 and 2013:

			Residential
Three months ended March 31	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of December 31, 2013	$35,090	$27,694	$6,520	$130	$69,434
Charge-offs	(479)	(4,032)	(319)	-	(4,830)
Recoveries	399	741	94	-	1,234
Provision	(573)	4,033	(70)	206	3,596
Ending Balance as of March 31, 2014	$34,437	$28,436	$6,225	$336	$69,434

Balance as of December 31, 2012	$35,624	$27,162	$6,252	$296	$69,334
Charge-offs	(3,322)	(3,723)	(671)	-	(7,716)
Recoveries	467	977	14	-	1,458
Provision	2,589	1,869	1,113	87	5,658
Ending Balance as of March 31, 2013	$35,358	$26,285	$6,708	$383	$68,734

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.  As of March 31, 2014 and 2013, there was no allowance for loan losses for the acquired loan portfolio. Net charge-offs related to acquired loans totaled approximately $0.2 million during the three months ended March 31, 2014 and 2013, and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of March 31, 2014 and December 31, 2013:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
As of March 31, 2014
Allowance for loan losses	$34,437	$28,436	$6,225	$336	$69,434

Allowance for loans individually evaluated for impairment	925	-	-		925

Allowance for loans collectively evaluated for impairment	$33,512	$28,436	$6,225	$336	$68,509

Ending balance of loans	$2,436,202	$1,989,030	$1,056,793		$5,482,025

Ending balance of originated loans individually evaluated for impairment	15,025	4,248	2,722		21,995
Ending balance of acquired loans individually evaluated for impairment	9,873	-	-		9,873
Ending balance of acquired loans collectively evaluated for impairment	385,669	199,196	300,360		885,225
Ending balance of originated loans collectively evaluated for impairment	$2,025,635	$1,785,586	$753,711		$4,564,932

As of December 31, 2013
Allowance for loan losses	$35,090	$27,694	$6,520	$130	$69,434

Allowance for loans individually evaluated for impairment	715	-	-		715

Allowance for loans collectively evaluated for impairment	$34,375	$27,694	$6,520	$130	$68,719

Ending balance of loans	$2,392,621	$1,972,537	$1,041,637		$5,406,795

Ending balance of originated loans individually evaluated for impairment	16,120	3,248	2,012		21,380
Ending balance of acquired loans individually evaluated for impairment	10,060	-	-		10,060
Ending balance of acquired loans collectively evaluated for impairment	392,329	219,587	308,416		920,332
Ending balance of originated loans collectively evaluated for impairment	$1,974,112	$1,749,702	$731,209		$4,455,023

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

The following table illustrates the Company’s nonaccrual loans by loan class:

Loans on Nonaccrual Status as of:

(In thousands)	March 31, 2014	December 31, 2013
ORIGINATED
Commercial Loans
Commercial	$3,644	$3,669
Commercial Real Estate	7,282	7,834
Agricultural	1,366	1,135
Agricultural Real Estate	1,758	961
Business Banking	5,708	5,701
	19,758	19,300

Consumer Loans
Indirect	1,549	1,461
Home Equity	7,074	5,931
Direct	76	86
	8,699	7,478

Residential Real Estate Mortgages	6,905	7,105

	$35,362	$33,883

ACQUIRED
Commercial Loans
Commercial	$6,477	$6,599
Commercial Real Estate	3,493	3,559
Business Banking	1,037	1,340
	11,007	11,498

Consumer Loans
Indirect	129	93
Home Equity	808	570
Direct	38	49
	975	712

Residential Real Estate Mortgages	4,120	3,872

	$16,102	$16,082

TOTAL NONACCRUAL LOANS	$51,464	$49,965

The following tables set forth information with regard to past due and nonperforming loans by loan class as of March 31, 2014 and December 31, 2013:

Age Analysis of Past Due Financing Receivables
As of March 31, 2014
(in thousands)

			Greater Than
	31-60 Days	61-90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Loans
ORIGINATED
Commercial Loans
Commercial	$-	$409	$-	$409	$3,644	$631,041	$635,094
Commercial Real Estate	367	69	-	436	7,282	959,156	966,874
Agricultural	-	-	-	-	1,366	60,979	62,345
Agricultural Real Estate	136	-	-	136	1,758	36,719	38,613
Business Banking	1,151	159	158	1,468	5,708	330,558	337,734
	1,654	637	158	2,449	19,758	2,018,453	2,040,660

Consumer Loans
Indirect	9,189	2,061	1,286	12,536	1,549	1,203,341	1,217,426
Home Equity	5,403	2,032	583	8,018	7,074	502,372	517,464
Direct	413	90	52	555	76	54,313	54,944
	15,005	4,183	1,921	21,109	8,699	1,760,026	1,789,834
Residential Real Estate Mortgages	3,307	1,076	444	4,827	6,905	744,701	756,433
	$19,966	$5,896	$2,523	$28,385	$35,362	$4,523,180	$4,586,927

ACQUIRED
Commercial Loans
Commercial	$150	$-	$-	$150	$6,477	$97,406	$104,033
Commercial Real Estate	-	-	-	-	3,493	219,524	223,017
Business Banking	45	-	-	45	1,037	67,410	68,492
	195	-	-	195	11,007	384,340	395,542

Consumer Loans
Indirect	575	84	50	709	129	107,501	108,339
Home Equity	288	93	112	493	808	83,044	84,345
Direct	99	8	15	122	38	6,352	6,512
	962	185	177	1,324	975	196,897	199,196
Residential Real Estate Mortgages	1,329	39	-	1,368	4,120	294,872	300,360
	$2,486	$224	$177	$2,887	$16,102	$876,109	$895,098
Total Loans	$22,452	$6,120	$2,700	$31,272	$51,464	$5,399,289	$5,482,025

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

Impaired Loans
The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified and nonperforming loans and troubled debt restructured loans (“TDR”) with outstanding balances of $0.5 million or more are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  All impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  Any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for credit losses.

The following table provides information on loans specifically evaluated for impairment as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans
Commercial	$2,026	$2,096		$4,721	$4,777
Commercial Real Estate	7,252	7,823		4,613	5,164
Agricultural	124	195		125	195
Agricultural Real Estate	1,418	1,697		1,431	1,708
Business Banking	172	564		210	602
Total Commercial Loans	10,992	12,375		11,100	12,446

Consumer Loans
Home Equity	4,248	4,534		3,248	3,472

Residential Real Estate Mortgages	2,722	3,036		2,012	2,255
Total	17,962	19,945		16,360	18,173

With an allowance recorded:
Commercial Loans
Commercial Real Estate	4,033	5,890	925	5,020	6,877	715
ACQUIRED

With no related allowance recorded:
Commercial Loans
Commercial	6,380	6,538		6,501	6,538
Commercial Real Estate	3,493	3,842		3,559	3,842
Total Commercial Loans	9,873	10,380		10,060	10,380

Total:	$31,868	$36,215	$925	$31,440	$35,430	$715

The following tables summarize the average recorded investments on impaired loans specifically evaluated for impairment and the interest income recognized for the three ended March 31, 2014 and 2013:

	For the three months ended
	March 31, 2014		March 31, 2013
	Average		Average
	Recorded	Interest Income	Recorded	Interest Income
(in thousands)	Investment	Recognized	Investment	Recognized
ORIGINATED
Commercial Loans
Commercial	$2,038	$-	$5,069	$29
Commercial Real Estate	11,553	42	12,339	72
Agricultural	125	-	378	3
Agricultural Real Estate	1,424	12	900	12
Business Banking	185	12	80	-
Consumer Loans
Home Equity	4,282	43	2,901	29
Residential Real Estate Mortgage	2,727	23	2,065	11
Total Originated	$22,334	$132	$23,732	$156

ACQUIRED
Commercial Loans
Commercial	6,436	-	-	-
Commercial Real Estate	3,524	-	-	-
TotalAcquired	$9,960	$-	$-	$-

Total Loans	$32,294	$132	$23,732	$156

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

The following tables illustrate the Company’s credit quality by loan class as of March 31, 2014 and December 31, 2013:

Credit Quality Indicators
As of March 31, 2014

ORIGINATED
Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$585,553	$910,431	$57,573	$34,754	$1,588,311
Special Mention	12,755	20,924	366	7	34,052
Substandard	36,786	35,519	4,394	3,852	80,551
Doubtful	-	-	12	-	12
Total	$635,094	$966,874	$62,345	$38,613	$1,702,926

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking				Total
Non-classified	$319,727				$319,727
Classified	18,007				18,007
Total	$337,734				$337,734

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,214,591	$509,807	$54,816		$1,779,214
Nonperforming	2,835	7,657	128		10,620
Total	$1,217,426	$517,464	$54,944		$1,789,834

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$749,084				$749,084
Nonperforming	7,349				7,349
Total	$756,433				$756,433

Credit Quality Indicators
As of March 31, 2014

ACQUIRED
Commercial Credit Exposure		Commercial
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Total
Pass	$88,439	$204,582	$-	$293,021
Special Mention	2,010	2,699	-	4,709
Substandard	13,584	15,736	-	29,320
Doubtful	-	-	-	-
Total	$104,033	$223,017	$-	$327,050

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking			Total
Non-classified	$63,332			$63,332
Classified	5,160			5,160
Total	$68,492			$68,492

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$108,160	$83,425	$6,459	$198,044
Nonperforming	179	920	53	1,152
Total	$108,339	$84,345	$6,512	$199,196

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage			Total
Performing	$296,240			$296,240
Nonperforming	4,120			4,120
Total	$300,360			$300,360

Credit Quality Indicators
As of December 31, 2013

ORIGINATED
Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$576,079	$878,411	$60,043	$33,136	$1,547,669
Special Mention	16,836	22,777	381	43	40,037
Substandard	23,508	33,128	4,726	3,473	64,835
Doubtful	-	-	12	-	12
Total	$616,423	$934,316	$65,162	$36,652	$1,652,553

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking				Total
Non-classified	$319,578				$319,578
Classified	18,101				18,101
Total	$337,679				$337,679

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,158,800	$525,777	$58,151		$1,742,728
Nonperforming	3,044	7,046	132		10,222
Total	$1,161,844	$532,823	$58,283		$1,752,950

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$725,308				$725,308
Nonperforming	7,913				7,913
Total	$733,221				$733,221

Credit Quality Indicators
As of December 31, 2013

ACQUIRED
Commercial Credit Exposure		Commercial
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Total
Pass	$85,692	$205,010	$-	$290,702
Special Mention	2,230	6,183	-	8,413
Substandard	15,304	17,821	-	33,125
Doubtful	-	-	-	-
Total	$103,226	$229,014	$-	$332,240

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking			Total
Non-classified	$65,437			$65,437
Classified	4,712			4,712
Total	$70,149			$70,149

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$124,922	$86,506	$7,367	$218,795
Nonperforming	164	570	58	792
Total	$125,086	$87,076	$7,425	$219,587

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage			Total
Performing	$304,544			$304,544
Nonperforming	3,872			3,872
Total	$308,416			$308,416

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

TDRs that occurred during the three month period ending March 31, 2014 consisted of 22 home equity loans and 12 residential real estate mortgages totaling $1.1 million and $1.0 million, respectively.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the three month period ending March 31, 2014 there was one default on a home equity loan totaling $11,000 and one default on a residential real estate mortgage totaling $0.1 million.

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

Note 5.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at March 31, 2014.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds.  The Company is not required to make contributions to the Plan in 2014, and did not do so during the three months ended March 31, 2014.

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

In addition to the Plan, the Company also provides supplemental employee retirement plans to certain current and former executives.  These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
Components of net periodic (benefit) cost:	2014	2013	2014	2013
Service cost	$587	$604	$4	$6
Interest cost	1,040	722	90	34
Expected return on plan assets	(2,175)	(1,825)	-	-
Net amortization	25	603	(6)	223
Total (benefit) cost	$(523)	$104	$88	$263

Note 6.	Earnings Per Share

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended March 31,	2014	2013
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,762	36,410
Net income available to common shareholders	18,009	7,649
Basic EPS	$0.41	$0.21
Diluted EPS:
Weighted average common shares outstanding	43,762	36,410
Dilutive effect of common stock options and restricted stock	505	384
Weighted average common shares and common share equivalents	44,267	36,794
Net income available to common shareholders	18,009	7,649
Diluted EPS	$0.41	$0.21

There were 479,543 stock options for the quarter ended March 31, 2014 and 1,171,825 stock options for the quarter ended March 31, 2013 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Reclassification Adjustments Out of Other Comprehensive (Loss) Income

The following table summarizes the reclassification adjustments out of accumulated other comprehensive loss (in thousands):

Detail About Accumulated Other Comprehensive (Loss) Income Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income
	Three months ended
	March 31, 2014	March 31, 2013
Available for sale securities:
Gains on available for sale securities	$(7)	$(1,145)	Net securities gains
Tax benefit	3	454	Income tax expense
Net of tax	$(4)	$(691)

Pension and other benefits:
Amortization of net gains	$74	$882	Salaries and employee benefits
Amortization of prior service costs	(55)	(56)	Salaries and employee benefits
Tax benefit	8	323	Income tax expense
Net of tax	$11	$503

Total reclassifications during the period, net of tax	$7	$(188)

Note 8.	Fair Value Measurements and Fair Value of Financial Instruments

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

For the three month period ending March 31, 2014, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

March 31, 2014:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2014
Assets:
Securities Available for Sale:
U.S. Treasury	$33,473	$-	$-	$33,473
Federal Agency	-	300,158	-	300,158
State & municipal	-	112,695	-	112,695
Mortgage-backed	-	378,158	-	378,158
Collateralized mortgage obligations	-	537,647	-	537,647
Other securities	7,238	8,216	-	15,454
Total Securities Available for Sale	$40,711	$1,336,874	$-	$1,377,585
Trading Securities	6,954	-	-	6,954
Interest Rate Swaps	-	1,283	-	1,283
Total	$47,665	$1,338,157	$-	$1,385,822

Liabilities:
Interest Rate Swaps	$-	$1,283	$-	$1,283
Total	$-	$1,283	$-	$1,283

December 31, 2013:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Assets:
Securities Available for Sale:
U.S. Treasury	$43,616	$-	$-	$43,616
Federal Agency	-	278,915	-	278,915
State & municipal	-	113,665	-	113,665
Mortgage-backed	-	364,164	-	364,164
Collateralized mortgage obligations	-	549,528	-	549,528
Other securities	6,796	8,197	-	14,993
Total Securities Available for Sale	$50,412	$1,314,469	$-	$1,364,881
Trading Securities	5,779	-	-	5,779
Interest Rate Swaps	-	281	-	281
Total	$56,191	$1,314,750	$-	$1,370,941

Liabilities:
Interest Rate Swaps	$-	$281	$-	$281
Total	$-	$281	$-	$281

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the three month period ended March 31, 2014 and December 31, 2013 was related to impaired loans.  The Company had collateral dependent impaired loans with a carrying value of approximately $4.0 million which had specific reserves included in the allowance for loan losses of $0.9 million at March 31, 2014.  The Company had collateral dependent impaired loans with a carrying value of approximately $5.0 million which had specific reserves included in the allowance for loan losses of $0.7 million at December 31, 2013.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at March 31, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		March 31, 2014		December 31, 2013
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$117,896	$114,920	$117,283	$113,276
Net loans	3	5,412,591	5,460,326	5,337,361	5,386,520
Financial liabilities
Time deposits	2	$969,361	$969,980	$1,021,142	$1,023,982
Long-term debt	2	308,679	323,712	308,823	325,195
Junior subordinated debt	2	101,196	105,864	101,196	105,121

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

Trust Preferred Debentures
The fair value of trust preferred debentures has been estimated using a discounted cash flow analysis.

Note 9.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $1.1 billion at March 31, 2014 and December 31, 2013.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $38.3 million at March 31, 2014 and $36.8 million at December 31, 2013.  As of March 31, 2014, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $41.0 million at March 31, 2014 and $41.3 million at December 31, 2013.  As of March 31, 2014, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

Note 10.	Subsequent Event

On April 17, 2014, NBT Capital Corp., a wholly-owned subsidiary of NBT, sold to LendingClub Corporation, its 20% ownership interest in Springstone Financial, LLC, which NBT originally acquired in exchange for a $3 million investment, as part of LendingClub’s acquisition of all of the outstanding equity in Springstone.  In total, LendingClub paid the group of selling equityholders a purchase price equal to $140 million in cash and preferred stock.  Springstone provides affordable financing options for consumers seeking to finance private education and elective medical procedures through a network of over 14,000 schools and healthcare providers.  In connection with the acquisition, NBT Bank and Springstone entered into an amended and restated program agreement pursuant to which NBT Bank will continue to participate in lending activities with respect to Springstone’s financing operations.  NBT is exploring balance sheet strategies for optimal use of the proceeds from this transaction.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 ‑MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2013 for an understanding of the following discussion and analysis.  Operating results for the three-month period ending March 31, 2014 are not necessarily indicative of the results of the full year ending December 31, 2014 or any future period.

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

The Company’s policies on the allowance for loan losses, pension accounting, acquired loans, provision for income taxes and intangible assets are disclosed in Note 1 to the consolidated financial statements presented in our 2013 Annual Report on Form 10-K.  All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Overview
Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on average assets, equity and tangible common equity, net interest margin, noninterest income, operating expenses, certain core results, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first three months of 2014:

•	Reported net income for the three months ended March 31, 2014 was $18.0 million, up from $7.6 million for the same period in 2013. Reported results for the three months ending March 31, 2014 include the full impact of the acquisition of Alliance Financial Corporation (“Alliance”) on March 8, 2013. Reported results for the three months ending March 31, 2013 include a partial impact of Alliance, including $10.7 million in merger related expenses.
•	Core net income was $18.4 million for the three months ended March 31, 2014, up 29.1% from $14.3 million for the same period in 2013. Core diluted earnings per share for the three months ended March 31, 2014 was $0.42, up from $0.39 for the same period in 2013. Core annualized return on average assets and return on average equity were 0.98% and 9.02%, respectively, for the three months ended March 31, 2014, compared with 0.90% and 9.01%, respectively, for the three months ended March 31, 2013. A reconciliation of “core” results with their GAAP equivalents is presented in the table below.
•	Net interest margin (on a fully taxable equivalent basis (“FTE”)) was 3.63% for the three months ended March 31, 2014 as compared to 3.68% for the same period in 2013.
•	Annualized loan growth for the first three months of 2014 was 5.6%.
•	Past due loans as a percentage of total loans were 0.57% at March 31, 2014 as compared to 0.77% at December 31, 2013.
•	Net charge-offs, annualized, were 0.27% of average loans for the first three months of 2014, compared to 0.44% for the year ended December 31, 2013.

The following table depicts several annualized measurements of performance using core and GAAP net income that management reviews in analyzing the Company’s performance. Returns on average assets and average equity measure how effectively an entity utilizes its total resources and capital, respectively.

	For the three months
(Dollars in thousands)	ended March 31,
	2014	2013
Reconciliation of Non-GAAP Financial Measures:
Reported net income (GAAP)	$18,009	$7,649
Adj: Gain on securities transactions, net (net of tax)	(5)	(795)
Adj: Other adjustments (net of tax) (1)	430	-
Plus: Merger related expenses (net of tax)	-	7,423
Total Adjustments	425	6,628
Core net income	$18,434	$14,277

Weighted Average Diluted Shares	44,296,445	36,794,356
Core Diluted Earnings Per Share	$0.42	$0.39

Performance measures:
Reported Return on Average Assets (2)	0.95%	0.48%
Core Return on Average Assets (2)	0.98%	0.90%
Reported Return on Average Equity (2)	8.81%	4.83%
Core Return on Average Equity (2)	9.02%	9.01%
Reported Return on Average Tangible Common Equity (2)(3)	14.16%	7.49%
Core Return on Average Tangible Common Equity (2)(3)	14.48%	13.58%

(1) Primarily reorganization expenses for 2014 related to rebranding initiative
(2) Annualized
(3) Excludes amortization of intangible assets (net of tax) from net income and average tangible common equity is calculated as follows:

	For the three months
	ended March 31,
	2014	2013

Average stockholders equity	$828,588	$642,693
Less: average goodwill and other intangibles	290,019	200,779
Average tangible common equity	$538,569	$441,914

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

Net interest income was $61.5 million for the first quarter of 2014, down slightly from the prior quarter, and up $9.4 million from the first quarter of 2013 primarily due to the acquisition of Alliance.  FTE net interest margin was 3.63% for the three months ended March 31, 2014, up from 3.61% from the prior quarter, and down from 3.68% for the first quarter of 2013.  Average interest earning assets were up $54.4 million, or 0.8%, for the first quarter of 2014 as compared to the prior quarter, driven primarily by organic loan production during the first quarter highlighted by growth in the consumer and commercial loan portfolios.  Slight rate compression on earning assets continued to negatively impact net interest margin in the first quarter of 2014 as evidenced by decreasing loan yields from 4.54% for the fourth quarter of 2013 to 4.50% for the first quarter of 2014.  The increase in average earning assets during the first quarter of 2014 offset the rate compression resulting in the relatively flat margin in the first quarter of 2014 as compared to the prior quarter.  Average interest bearing liabilities increased $42.5 million, or 0.8%, from the fourth quarter of 2013 to the first quarter of 2014.  The rate compression on earning assets was offset by a decrease of 3 basis points in the rates paid on interest bearing liabilities in the first quarter of 2014 versus the prior quarter.  This decrease was primarily driven by a decrease of 4 basis points in rates paid on deposits and lower time deposit balances.

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

Three Months ended March 31,
		2014			2013
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$2,733	$7	1.02%	$75,110	$39	0.21%
Securities available for sale (1)(2)	1,381,744	7,185	2.11%	1,197,238	6,179	2.09%
Securities held to maturity (1)	116,613	1,012	3.52%	52,905	790	6.06%
Investment in FRB and FHLB Banks	43,596	531	4.94%	31,312	367	4.75%
Loans and leases (3)	5,425,938	60,232	4.50%	4,492,106	53,904	4.87%
Total interest earning assets	$6,970,624	$68,967	4.01%	$5,848,671	$61,279	4.25%
Other assets	679,246			554,355
Total assets	$7,649,870			$6,403,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,411,444	527	0.15%	$1,190,555	$410	0.14%
NOW deposit accounts	932,528	124	0.05%	799,219	447	0.23%
Savings deposits	1,000,029	183	0.07%	770,559	145	0.08%
Time deposits	999,579	2,450	0.99%	1,015,711	3,148	1.26%
Total interest bearing deposits	$4,343,580	$3,284	0.31%	$3,776,044	$4,150	0.45%
Short-term borrowings	398,951	231	0.24%	168,783	42	0.10%
Junior subordinated debt	101,196	538	2.16%	82,295	428	2.11%
Long-term debt	308,760	2,507	3.29%	382,177	3,609	3.83%
Total interest bearing liabilities	$5,152,487	$6,560	0.52%	$4,409,299	$8,229	0.76%
Demand deposits	1,589,865			1,283,737
Other liabilities	78,930			67,297
Stockholders' equity	828,588			642,693
Total liabilities and stockholders' equity	$7,649,870			$6,403,026
Net interest income (FTE)		62,407			53,050
Interest rate spread			3.49%			3.49%
Net interest margin			3.63%			3.68%
Taxable equivalent adjustment		890			910
Net interest income		$61,517			$52,140

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

Three months ended March 31,
	Increase (Decrease)
	2014 over 2013
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(251)	$219	$(32)
Securities available for sale	959	47	1,006
Securities held to maturity	2,156	(1,934)	222
Investment in FRB and FHLB Banks	149	15	164
Loans	28,729	(22,401)	6,328
Total interest income	31,742	(24,054)	7,688

Money market deposit accounts	80	37	117
NOW deposit accounts	438	(761)	(323)
Savings deposits	64	(26)	38
Time deposits	(49)	(649)	(698)
Short-term borrowings	94	95	189
Junior subordinated debt	100	10	110
Long-term debt	(637)	(465)	(1,102)
Total interest expense	90	(1,759)	(1,669)

Change in FTE net interest income	$31,652	$(22,295)	$9,357

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended March 31,
	2014	2013
(in thousands)
Insurance and other financial services revenue	$6,737	$6,893
Service charges on deposit accounts	4,369	4,323
ATM and debit card fees	4,072	3,242
Retirement plan administration fees	2,918	2,682
Trust	4,446	2,913
Bank owned life insurance	1,382	849
Net securities gains	7	1,145
Other	2,346	3,182
Total noninterest income	$26,277	$25,229

Noninterest income for the three months ended March 31, 2014 was $26.3 million, up 3.9% from the prior quarter, and up 4.2% from the first quarter of 2013.  The increase from the prior quarter was $1.0 million and was driven primarily by insurance and other financial services revenue, mostly due to an increase in contingent insurance revenue in the first quarter of 2014.  The increase from the three months ended March 31, 2013 was due primarily to increases in trust and ATM and debit card fees, due in large part to the full quarter impact from Alliance in 2014.  In addition, the increase in bank owned life insurance was due primarily to the receipt of a policy benefit during the first quarter of 2014.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2014	2013
(in thousands)
Salaries and employee benefits	$29,534	$27,047
Occupancy	6,226	4,977
Data processing and communications	4,001	3,455
Professional fees and outside services	3,415	2,901
Equipment	3,116	2,582
Office supplies and postage	1,685	1,590
FDIC expenses	1,278	1,130
Advertising	739	723
Amortization of intangible assets	1,310	851
Loan collection and other real estate owned	1,040	718
Merger	-	10,681
Other	5,173	4,050
Total noninterest expense	$57,517	$60,705

Noninterest expense for the three months ended March 31, 2014 was $57.5 million, up 3.7% from the prior quarter.  This increase from the prior quarter was due primarily to a 5.1% increase in salaries and employee benefits and an 18.3% increase in occupancy expenses mostly due to the harsh winter.   Noninterest expense for the three months ended March 31, 2014 was down 5.3% from the first quarter of 2013 primarily due to merger expenses associated with the acquisition of Alliance.  Excluding merger expenses totaling $10.7 million during the first quarter of 2013, noninterest expense was up 15.0% for the first quarter of 2014 as compared to the same period last year.  This increase from the prior year was due primarily to the acquisition of Alliance expenses including occupancy, salaries and employee benefits, data processing, and equipment.  The increase in salaries and benefits from the Alliance acquisition was partially offset by lower retirement plan expenses due mainly to plan asset performance and a previous plan amendment.

Income Taxes
Income tax expense for the three month period ended March 31, 2014 was $8.7 million, up from $3.4 million from the three months ended March 31, 2013.  The increase was due primarily to the increase in pre-tax income.  The effective tax rate was 32.5% for the first quarter of 2014 and 30.5% for the first quarter of 2013.  The increase in our effective tax rate from 2013 was due to a lower level of tax-exempt income as a percentage to total taxable income during the first quarter of 2014.

ANALYSIS OF FINANCIAL CONDITION

Securities
Average total earning securities increased $248.2 million, or 19.9%, for the three months ended March 31, 2014 when compared to the same period in 2013.  This increase resulted primarily from the Alliance acquisition.  The average total securities portfolio represents 21.5% of total average earning assets for the three months ended March 31, 2014, up slightly from 21.4% for the same period in 2013.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2014	December 31, 2013
Mortgage-backed securities:
With maturities 15 years or less	23%	23%
With maturities greater than 15 years	1%	1%
Collateral mortgage obligations	39%	40%
Municipal securities	11%	11%
US agency notes	22%	21%
Other	4%	4%
Total	100%	100%

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

Loans
A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	March 31, 2014	December 31, 2013
Residential real estate mortgages	$1,056,793	$1,041,637
Commercial	878,152	859,026
Commercial real estate mortgages	1,347,940	1,328,313
Real estate construction and development	99,295	93,247
Agricultural and agricultural real estate mortgages	110,815	112,035
Consumer	1,387,221	1,352,638
Home equity	601,809	619,899
Total loans	$5,482,025	$5,406,795

Total loans increased by $75.2 million, or 1.4%, at March 31, 2014 from December 31, 2013, due to annualized organic loan growth of 5.6% during the quarter and represent approximately 70.7% of assets, equivalent to December 31, 2013.

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

Allowance For Loan Losses
	Three months ended
(dollars in thousands)	March 31, 2014		March 31, 2013
Balance, beginning of period	$69,434		$69,334
Recoveries	1,234		1,458
Chargeoffs	(4,830)		(7,716)
Net chargeoffs	(3,596)		(6,258)
Provision for loan losses	3,596		5,658
Balance, end of period	$69,434		$68,734
Composition of Net Chargeoffs
Commercial and agricultural	$(81)	2%	$(2,855)	46%
Real estate mortgage	(225)	6%	(657)	10%
Consumer	(3,290)	92%	(2,746)	44%
Net chargeoffs	$(3,596)	100%	$(6,258)	100%
Annualized net chargeoffs to average loans	0.27%		0.56%

Net charge-offs were $3.6 million for the three months ended March 31, 2014, down from $6.3 million for the three months ended March 31, 2013.  Charge-offs during the first quarter of 2013 included a $2.2 million charge-off on a large commercial loan which was previously provided for in 2012.  The Company recorded a provision for loan losses of $3.6 million for the three months ended March 31, 2014, compared with $5.7 million for the first quarter of 2013.

The allowance for loan losses totaled $69.4 million at March 31, 2014, equal to the December 31, 2013 balance.  The allowance for loan losses as a percentage of loans was 1.27% (1.51% excluding acquired loans with no related allowance recorded) at March 31, 2014, compared to 1.28% (1.55% excluding acquired loans with no related allowance recorded) at December 31, 2013.

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
Nonperforming Assets
	March 31,		December 31,
(Dollars in thousands)	2014		2013
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$27,035	52%	$27,033	54%
Real estate mortgages	10,205	20%	10,296	21%
Consumer	8,210	16%	7,213	14%
Troubled debt restructured loans	6,014	12%	5,423	11%
Total nonaccrual loans	51,464	100%	49,965	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	158	6%	105	3%
Real estate mortgages	444	16%	808	22%
Consumer	2,098	78%	2,824	75%
Total loans 90 days or more past due and still accruing	2,700	100%	3,737	100%

Total nonperforming loans	54,164		53,702
Other real estate owned (OREO)	2,564		2,904
Total nonperforming assets	56,728		56,606
Total nonperforming loans to total loans	0.99%		0.99%
Total nonperforming assets to total assets	0.73%		0.74%
Allowance for loan losses to total nonperforming loans	128.19%		129.29%

Past due loans as a percentage of total loans was 0.57% at March 31, 2014, down from 0.77% at December 31, 2013.  In addition to nonperforming loans, the Company has also identified approximately $101.1 million in potential problem loans at March 31, 2014 as compared to $89.9 million at December 31, 2013.  The increase was due to a downgrade of one large commercial loan during the first quarter of 2014.  At March 31, 2014, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Deposits

Total deposits were $6.1 billion at March 31, 2014, up $178.7 million, or 3.0%, from December 31, 2013, due primarily to growth in NOW and money market accounts.  Total average deposits for the three months ended March 31, 2014 increased $873.7 million, or 17.3%, from the same period in 2013, due primarily to the acquisition of Alliance.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $356.9 million at March 31, 2014 compared to $456.0 million at December 31, 2013.  This decrease was due primarily to the aforementioned increase in deposits from December 31, 2013 to March 31, 2014.  Long-term debt was $308.7 million at March 31, 2014, as compared to $308.8 million at December 31, 2013.  For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $832.2 million represented 10.73% of total assets at March 31, 2014, compared with $816.6 million, or 10.67% as of December 31, 2013.  Net income of $18.0 million and a $5.2 million increase in other comprehensive income due to a decrease in unrealized losses on securities were partially offset by dividends paid of $9.2 million.

The Company did not purchase shares of its common stock during the three month period ended March 31, 2014.  As of March 31, 2014, there were 1,000,000 shares available for repurchase under a previously announced plan, which expires on December 31, 2014.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Board of Directors declared a 2014 second-quarter cash dividend of $0.21 per share at a meeting held May 6, 2014.  The dividend will be paid on June 13, 2014 to shareholders of record as of May 30, 2014.  The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2014 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	March 31, 2014	December 31, 2013
Tier 1 leverage ratio	9.05%	8.93%
Tier 1 capital ratio	11.81%	11.74%
Total risk-based capital ratio	13.06%	12.99%
Cash dividends as a percentage of net income	51.12%	54.28%
Per common share:
Book value	$19.09	$18.77
Tangible book value (1)	$12.48	$12.09

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2014 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(4.01%)
-100	(1.70%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At March 31, 2014, the Company’s Basic Surplus measurement was 7.9% of total assets or approximately $612 million as compared to the December 31, 2013 Basic Surplus of 9.7% or $734 million, and was above the Company’s minimum of 5% or $388 million set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2014, approximately $57.7 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At March 31, 2014 and December 31, 2013, FHLB advances outstanding totaled approximately $395 million and $515 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $585 million at March 31, 2014 and $497 million at December 31, 2013.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $288 million at March 31, 2014, or used to collateralize other borrowings, such as repurchase agreements.  At March 31, 2014 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $752 million.

Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01 —Investments (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.  The amendments in this ASU provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU are effective for the Company for annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The Company does not expect the adoption to have a material impact on the financial statements.

In January 2014, the FASB issued ASU No. 2014-04 —Receivables —Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.  The amendments in this Update clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU were effective for the Company beginning January 1, 2014 and did not have a significant impact on the financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company's disclosure controls and procedures were effective.

There  were  no changes made in the Company's internal control over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company’s 2013 Annual Report on Form 10-K.

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Item 1A, to Part 1 of our 2013 Annual Report on Form 10-K.

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

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB  XBRL Taxonomy Extension Label Linkbase Document.

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of May 2014.

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