Form 10-Q
period 2014-06-30
NBT BANCORP INC
filed 2014-08-11
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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
Yes ☐ No ☒

As of July 31, 2014, there were 43,704,282 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended June 30, 2014

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2014	2013
Assets
Cash and due from banks	$178,539	$157,625
Short-term interest bearing accounts	4,798	1,301
Securities available for sale, at fair value	1,378,799	1,364,881
Securities held to maturity (fair value $123,376 and $113,276, respectively)	125,965	117,283
Trading securities	7,355	5,779
Federal Reserve and Federal Home Loan Bank stock	49,093	46,864
Loans	5,574,488	5,406,795
Less allowance for loan losses	69,534	69,434
Net loans	5,504,954	5,337,361
Premises and equipment, net	87,972	88,327
Goodwill	263,634	264,997
Intangible assets, net	22,819	25,557
Bank owned life insurance	116,007	114,966
Other assets	129,577	127,234
Total assets	$7,869,512	$7,652,175
Liabilities
Demand (noninterest bearing)	$1,676,246	$1,645,641
Savings, NOW, and money market	3,363,911	3,223,441
Time	1,002,431	1,021,142
Total deposits	6,042,588	5,890,224
Short-term borrowings	534,478	456,042
Long-term debt	251,125	308,823
Junior subordinated debt	101,196	101,196
Other liabilities	82,984	79,321
Total liabilities	7,012,371	6,835,606
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at June 30, 2014 and December 31, 2013; issued 49,651,494 at June 30, 2014 and December 31, 2013	497	497
Additional paid-in-capital	574,002	574,152
Retained earnings	413,011	385,787
Accumulated other comprehensive loss	(6,555)	(16,765)
Common stock in treasury, at cost, 5,952,696 and 6,138,444 shares at June 30, 2014 and December 31, 2013, respectively	(123,814)	(127,102)
Total stockholders’ equity	857,141	816,569
Total liabilities and stockholders’ equity	$7,869,512	$7,652,175

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Income (unaudited)	2014	2013	2014	2013
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$60,559	$62,031	$120,574	$115,726
Securities available for sale	6,612	6,537	13,369	12,283
Securities held to maturity	783	548	1,551	1,073
Other	502	488	1,039	891
Total interest, fee, and dividend income	68,456	69,604	136,533	129,973
Interest expense
Deposits	3,000	4,296	6,284	8,446
Short-term borrowings	209	67	440	109
Long-term debt	2,135	3,026	4,642	6,635
Junior subordinated debt	538	560	1,076	988
Total interest expense	5,882	7,949	12,442	16,178
Net interest income	62,574	61,655	124,091	113,795
Provision for loan losses	4,166	6,402	7,762	12,060
Net interest income after provision for loan losses	58,408	55,253	116,329	101,735
Noninterest income
Insurance and other financial services revenue	5,594	5,755	12,331	12,648
Service charges on deposit accounts	4,397	4,933	8,766	9,256
ATM and debit card fees	4,357	4,044	8,429	7,286
Retirement plan administration fees	2,977	2,957	5,895	5,639
Trust	4,953	4,699	9,399	7,612
Bank owned life insurance	978	886	2,360	1,735
Net securities gains (losses)	14	(61)	21	1,084
Gain on the sale of equity investment	19,401	-	19,401	-
Other	3,356	2,324	5,702	5,506
Total noninterest income	46,027	25,537	72,304	50,766
Noninterest expense
Salaries and employee benefits	31,142	29,160	60,676	56,207
Occupancy	5,435	5,219	11,661	10,196
Data processing and communications	4,015	3,854	8,016	7,309
Professional fees and outside services	3,752	3,237	7,167	6,138
Equipment	3,132	2,910	6,248	5,492
Office supplies and postage	1,803	1,656	3,488	3,246
FDIC expenses	1,229	1,273	2,507	2,403
Advertising	726	1,000	1,465	1,723
Amortization of intangible assets	1,236	1,351	2,546	2,202
Loan collection and other real estate owned	801	421	1,841	1,139
Merger expenses	-	1,269	-	11,950
Prepayment penalties on long-term debt	4,554	-	4,554	-
Other	4,911	5,100	10,084	9,150
Total noninterest expense	62,736	56,450	120,253	117,155
Income before income tax expense	41,699	24,340	68,380	35,346
Income tax expense	14,059	7,424	22,731	10,781
Net income	$27,640	$16,916	$45,649	$24,565
Earnings per share
Basic	$0.63	$0.39	$1.04	$0.61
Diluted	$0.62	$0.38	$1.03	$0.61

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Comprehensive Income (unaudited)	2014	2013	2014	2013
(In thousands)
Net income	$27,640	$16,916	$45,649	$24,565
Other comprehensive income (loss), net of tax
Unrealized net holding gains (losses) arising during the period (pre-tax amounts of $8,267, ($24,712), $16,892 and ($26,464))	4,992	(14,923)	10,200	(15,978)
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $14, ($61), $21 and $1,084)	(8)	37	(13)	(650)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $19, $710, $38 and $1,536)	11	426	23	922
Total other comprehensive income (loss)	4,995	(14,460)	10,210	(15,706)
Comprehensive income	$32,635	$2,456	$55,859	$8,859

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	Income (Loss)	in Treasury	Total
(in thousands, except share and per share data)
Balance at December 31, 2012	$393	$346,692	$357,558	$(5,880)	$(116,490)	$582,273
Net income	-	-	24,565	-	-	24,565
Cash dividends - $0.40 per share	-	-	(15,568)	-	-	(15,568)
Purchase of 267,425 treasury shares	-	-	-	-	(5,460)	(5,460)
Issuance of 10,346,363 shares, net of 408,957treasury shares, for acquisition	104	225,447	-	-	(5,779)	219,772
Net issuance of 89,338 shares to employee benefit plans and other stock plans, including tax benefit	-	(2,506)	-	-	1,479	(1,027)
Stock-based compensation	-	2,726	-	-	-	2,726
Other comprehensive loss	-	-	-	(15,706)	-	(15,706)
Balance at June 30, 2013	$497	$572,359	$366,555	$(21,586)	$(126,250)	$791,575

Balance at December 31, 2013	$497	$574,152	$385,787	$(16,765)	$(127,102)	$816,569
Net income	-	-	45,649	-	-	45,649
Cash dividends - $0.42 per share	-	-	(18,425)	-	-	(18,425)
Purchase of 3,288 treasury shares	-	-	-	-	(72)	(72)
Net issuance of 189,036 shares to employee benefit plans and other stock plans, including tax benefit	-	(2,232)	-	-	3,360	1,128
Stock-based compensation	-	2,082	-	-	-	2,082
Other comprehensive income	-	-	-	10,210	-	10,210
Balance at June 30, 2014	$497	$574,002	$413,011	$(6,555)	$(123,814)	$857,141

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Six Months Ended June 30,
Consolidated Statements of Cash Flows (unaudited)	2014	2013
(In thousands, except per share data)
Operating activities
Net income	$45,649	$24,565
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,762	12,060
Depreciation and amortization of premises and equipment	4,105	3,828
Net accretion on securities	1,883	2,811
Amortization of intangible assets	2,546	2,202
Stock based compensation	2,082	2,726
Increase in surrender value of bank owned life insurance	(1,392)	(1,735)
Purchases of trading securities	(1,485)	(949)
Unrealized (gains) losses in trading securities	(91)	(225)
Deferred income tax benefit	(1,654)	(519)
Proceeds from sales of loans held for sale	1,922	39,060
Originations and purchases of loans held for sale	(3,701)	(40,233)
Net gains on sales of loans held for sale	(3)	(817)
Net security gains	(21)	(1,084)
Net gain on sales of other real estate owned	(212)	(571)
Gains on bank owned life insurance settlement	(414)	-
Gain on sale of equity investment	(19,401)	-
Prepayment penalties on long-term debt	4,554	-
Net decrease in other assets	9,261	9,144
Net decrease in other liabilities	(8,421)	(8,333)
Net cash provided by operating activities	42,969	41,930
Investing activities
Net cash used in acquisitions	-	80,909
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	119,680	234,543
Proceeds from sales	-	26,236
Purchases	(116,594)	(219,000)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	14,835	16,822
Purchases	(17,363)	(71,988)
Proceeds from FHLB stock redemption	37,179	-
Purchases of Federal Reserve and FHLB stock	(39,408)	(5,584)
Net increase in loans	(174,358)	(119,872)
Proceeds from settlement of bank owned life insurance	765	-
Purchases of premises and equipment	(3,498)	(2,272)
Proceeds from sales of other real estate owned	1,919	2,122
Proceeds from the sale of equity investment	19,639	-
Net cash used in investing activities	(157,204)	(58,084)
Financing activities
Net increase (decrease) in deposits	152,364	(19,593)
Net increase in short-term borrowings	78,436	201,066
Issuance of long-term debt	120,000	-
Repayments of long-term debt	(194,785)	(163,307)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,128	(965)
Purchase of treasury stock	(72)	(5,460)
Cash dividends and payment for fractional shares	(18,425)	(15,568)
Net cash provided by (used in) financing activities	138,646	(3,827)
Net increase (decrease) in cash and cash equivalents	24,411	(19,981)
Cash and cash equivalents at beginning of period	158,926	163,668
Cash and cash equivalents at end of period	$183,337	$143,687

See accompanying notes to unaudited interim consolidated financial statements.

Supplemental disclosure of cash flow information	Six Months Ended June 30,
Cash paid during the period for:	2014	2013
Interest	$13,405	$16,853
Income taxes paid	19,496	4,525
Noncash investing activities:
Loans transferred to other real estate owned	$785	$3,031
Acquisitions:
Fair value of assets acquired	$-	$1,503,810
Fair value of liabilities assumed	-	1,284,038

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

Note 3.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
June 30, 2014
U.S. Treasury	$33,129	$195	$-	$33,324
Federal Agency	310,181	478	3,518	307,141
State & municipal	103,253	2,267	172	105,348
Mortgage-backed:
Government-sponsored enterprises	368,988	8,473	428	377,033
U.S. government agency securities	19,527	921	94	20,354
Collateralized mortgage obligations:
Government-sponsored enterprises	480,694	2,315	11,816	471,193
U.S. government agency securities	48,065	610	59	48,616
Other securities	12,962	3,025	197	15,790
Total securities available for sale	$1,376,799	$18,284	$16,284	$1,378,799
December 31, 2013
U.S. Treasury	$43,279	$337	$-	$43,616
Federal Agency	285,880	343	7,308	278,915
State & municipal	113,435	1,842	1,612	113,665
Mortgage-backed:
Government-sponsored enterprises	337,666	5,788	2,131	341,323
U.S. government agency securities	21,924	1,002	85	22,841
Collateralized mortgage obligations:
Government-sponsored enterprises	521,257	1,777	18,141	504,893
U.S. government agency securities	43,943	794	102	44,635
Other securities	12,367	2,854	228	14,993
Total securities available for sale	$1,379,751	$14,737	$29,607	$1,364,881

Other securities primarily represent marketable equity securities.

There were no sales of securities available for sale during the six months ended June 30, 2014.  Proceeds from the sales of securities available for sale were $26.2 million during the six months ended June 30, 2013, and gains on the sales were $1.1 million.

Securities with amortized costs totaling $1.4 billion at June 30, 2014 and $1.4 billion at December 31, 2013 were pledged to secure public deposits and for other purposes required or permitted by law.  At June 30, 2014 and December 31, 2013, securities with an amortized cost of $225.9 million and $218.4 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
June 30, 2014
Mortgage-backed	$853	$125	$-	$978
Collateralized mortgage obligations	59,792	-	3,139	56,653
State & municipal	65,320	425	-	65,745
Total securities held to maturity	$125,965	$550	$3,139	$123,376
December 31, 2013
Mortgage-backed	$953	$128	$-	$1,081
Collateralized mortgage obligations	62,025	-	4,569	57,456
State & municipal	54,305	442	8	54,739
Total securities held to maturity	$117,283	$570	$4,577	$113,276

The following table sets forth information with regard to investment securities with unrealized losses at June 30, 2014 and December 31, 2013:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

June 30, 2014
Investment securities available for sale:

Federal agency	$14,584	(17)	2	$227,183	$(3,501)	19	$241,767	$(3,518)	21
State & municipal	8,256	(22)	28	20,416	(150)	70	28,672	(172)	98
Mortgage-backed	1,523	(6)	12	49,695	(516)	36	51,218	(522)	48
Collateralized mortgage obligations	89,915	(542)	12	269,579	(11,333)	23	359,494	(11,875)	35
Other securities	2,553	(34)	1	3,191	(163)	2	5,744	(197)	3
Total securities with unrealized losses	$116,831	$(621)	55	$570,064	$(15,663)	150	$686,895	$(16,284)	205

June 30, 2014
Investment securities held to maturity:
Collateralized mortgage obligations	56,653	(3,139)	5	-	-	-	$56,653	(3,139)	5

December 31, 2013
Investment securities available for sale:
Federal agency	$233,935	$(6,927)	20	$9,619	$(381)	1	$243,554	$(7,308)	21
State & municipal	50,328	(1,612)	177	-	-	-	50,328	(1,612)	177
Mortgage-backed	143,080	(2,216)	79	-	-	-	143,080	(2,216)	79
Collateralized mortgage obligations	379,273	(18,243)	36	-	-	-	379,273	(18,243)	36
Other securities	5,490	(203)	2	223	(25)	1	5,713	(228)	3
Total securities with unrealized losses	$812,106	$(29,201)	314	$9,842	$(406)	2	$821,948	$(29,607)	316

December 31, 2013
Investment securities held to maturity:
Collateralized mortgage obligations	$57,456	$(4,569)	5	$-	$-	-	$57,456	$(4,569)	5
State & municipal	1,012	(8)	1	-	-	-	1,012	(8)	1
Total securities with unrealized losses	$58,468	$(4,577)	6	$-	$-	-	$58,468	$(4,577)	6

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of June 30, 2014, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of June 30, 2014, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at June 30, 2014:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$29,964	$30,109
From one to five years	359,226	358,895
From five to ten years	215,602	220,020
After ten years	759,045	753,985
	$1,363,837	$1,363,009
Debt securities classified as held to maturity
Within one year	$30,983	$31,083
From one to five years	17,462	17,651
From five to ten years	15,636	15,772
After ten years	61,884	58,870
	$125,965	$123,376

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2014.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments for the three and six months ended June 30, 2014 and 2013:

			Residential
Three months ended June 30	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of March 31, 2014	$34,437	$28,436	$6,225	$336	$69,434
Charge-offs	(1,427)	(3,648)	(165)	-	(5,240)
Recoveries	314	714	146	-	1,174
Provision	1,799	2,471	(1)	(103)	4,166
Ending Balance as of June 30, 2014	$35,123	$27,973	$6,205	$233	$69,534

Balance as of March 31, 2013	$35,358	$26,285	$6,708	$383	$68,734
Charge-offs	(1,198)	(3,653)	(302)	-	(5,153)
Recoveries	416	696	89	-	1,201
Provision	3,128	3,128	311	(165)	6,402
Ending Balance as of June 30, 2013	$37,704	$26,456	$6,806	$218	$71,184

			Residential
Six months ended June 30,	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
Balance as of December 31, 2013	$35,090	$27,694	$6,520	$130	$69,434
Charge-offs	(1,906)	(7,680)	(484)	-	(10,070)
Recoveries	713	1,455	240	-	2,408
Provision	1,226	6,504	(71)	103	7,762
Ending Balance as of June 30, 2014	$35,123	$27,973	$6,205	$233	$69,534

Balance as of December 31, 2012	$35,624	$27,162	$6,252	$296	$69,334
Charge-offs	(4,520)	(7,376)	(973)	-	(12,869)
Recoveries	883	1,673	103	-	2,659
Provision	5,717	4,997	1,424	(78)	12,060
Ending Balance as of June 30, 2013	$37,704	$26,456	$6,806	$218	$71,184

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.  As of June 30, 2014, included in the above tables, there was $1.5 million in the allowance for loan losses related to an acquired commercial loan.  There was no allowance as of June 30, 2013 related to acquired loans.  Net charge-offs related to acquired loans totaled approximately $0.1 million and $0.2 million during the three months ended June 30, 2014 and 2013, respectively, and are included in the table above.  Net charge-offs related to acquired loans totaled approximately $0.2 million and $0.4 million during the six months ended June 30, 2014 and 2013, respectively, and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of June 30, 2014 and December 31, 2013:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

			Residential
	Commercial	Consumer	Real Estate
	Loans	Loans	Mortgages	Unallocated	Total
As of June 30, 2014
Allowance for loan losses	$35,123	$27,973	$6,205	$233	$69,534

Allowance for loans individually evaluated for impairment	2,100	-	-		2,100

Allowance for loans collectively evaluated for impairment	$33,023	$27,973	$6,205	$233	$67,434

Ending balance of loans	$2,476,246	$2,025,035	$1,073,207		$5,574,488

Ending balance of originated loans individually evaluated for impairment	13,874	5,600	2,738		22,212
Ending balance of acquired loans individually evaluated for impairment	9,672	-	-		9,672
Ending balance of acquired loans collectively evaluated for impairment	367,818	179,253	289,405		836,476
Ending balance of originated loans collectively evaluated for impairment	$2,084,882	$1,840,182	$781,064		$4,706,128

As of December 31, 2013
Allowance for loan losses	$35,090	$27,694	$6,520	$130	$69,434

Allowance for loans individually evaluated for impairment	715	-	-		715

Allowance for loans collectively evaluated for impairment	$34,375	$27,694	$6,520	$130	$68,719

Ending balance of loans	$2,392,621	$1,972,537	$1,041,637		$5,406,795

Ending balance of originated loans individually evaluated for impairment	16,120	3,248	2,012		21,380
Ending balance of acquired loans individually evaluated for impairment	10,060	-	-		10,060
Ending balance of acquired loans collectively evaluated for impairment	392,329	219,587	308,416		920,332
Ending balance of originated loans collectively evaluated for impairment	$1,974,112	$1,749,702	$731,209		$4,455,023

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

The following table illustrates the Company’s nonaccrual loans by loan class:

Loans on Nonaccrual Status as of:

(In thousands)	June 30, 2014	December 31, 2013
ORIGINATED
Commercial Loans
Commercial	$3,885	$3,669
Commercial Real Estate	6,616	7,834
Agricultural	1,343	1,135
Agricultural Real Estate	1,590	961
Business Banking	6,008	5,701
	19,442	19,300

Consumer Loans
Indirect	1,359	1,461
Home Equity	7,772	5,931
Direct	67	86
	9,198	7,478

Residential Real Estate Mortgages	7,711	7,105

	$36,351	$33,883

ACQUIRED
Commercial Loans
Commercial	$6,339	$6,599
Commercial Real Estate	3,429	3,559
Business Banking	954	1,340
	10,722	11,498

Consumer Loans
Indirect	118	93
Home Equity	514	570
Direct	31	49
	663	712

Residential Real Estate Mortgages	3,498	3,872

	$14,883	$16,082

TOTAL NONACCRUAL LOANS	$51,234	$49,965

The following tables set forth information with regard to past due and nonperforming loans by loan class as of June 30, 2014 and December 31, 2013:

Age Analysis of Past Due Financing Receivables
As of June 30, 2014
(in thousands)

			Greater Than
	31-60 Days	61-90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
	Accruing	Accruing	Accruing	Accruing	Non-Accrual	Current	Loans
ORIGINATED
Commercial Loans
Commercial	$53	$-	$-	$53	$3,885	$653,268	$657,206
Commercial Real Estate	-	-	-	-	6,616	994,773	1,001,389
Agricultural	170	-	-	170	1,343	55,572	57,085
Agricultural Real Estate	4	-	-	4	1,590	40,768	42,362
Business Banking	869	451	-	1,320	6,008	333,386	340,714
	1,096	451	-	1,547	19,442	2,077,767	2,098,756

Consumer Loans
Indirect	12,444	2,015	1,100	15,559	1,359	1,265,140	1,282,058
Home Equity	4,470	995	839	6,304	7,772	494,123	508,199
Direct	529	138	27	694	67	54,764	55,525
	17,443	3,148	1,966	22,557	9,198	1,814,027	1,845,782
Residential Real Estate Mortgages	3,082	594	119	3,795	7,711	772,296	783,802
	$21,621	$4,193	$2,085	$27,899	$36,351	$4,664,090	$4,728,340

ACQUIRED
Commercial Loans
Commercial	$14	$-	$-	$14	$6,339	92,335	$98,688
Commercial Real Estate	582	-	-	582	3,429	210,204	214,215
Business Banking	441	-	-	441	954	63,192	64,587
	1,037	-	-	1,037	10,722	365,731	377,490
Consumer Loans
Indirect	481	114	54	649	118	91,212	91,979
Home Equity	370	204	36	610	514	80,068	81,192
Direct	73	6	11	90	31	5,961	6,082
	924	324	101	1,349	663	177,241	179,253
Residential Real Estate Mortgages	1,317	-	-	1,317	3,498	284,590	289,405
	$3,278	$324	$101	$3,703	$14,883	$827,562	$846,148
Total Loans	$24,899	$4,517	$2,186	$31,602	$51,234	$5,491,652	$5,574,488

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

Impaired Loans
The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified and nonperforming loans with outstanding balances of $0.5 million or more and all troubled debt restructured loans (“TDR”) are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  All impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  Any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for loan losses.

The following table provides information on loans specifically evaluated for impairment as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal		Investment	Principal
	Balance	Balance	Related	Balance	Balance	Related
(in thousands)	(Book)	(Legal)	Allowance	(Book)	(Legal)	Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans
Commercial	$2,000	$2,096		$4,721	$4,777
Commercial Real Estate	6,854	7,823		4,613	5,164
Agricultural	119	189		125	195
Agricultural Real Estate	1,406	1,697		1,431	1,708
Business Banking	702	1,094		210	602
Total Commercial Loans	11,081	12,899		11,100	12,446

Consumer Loans
Home Equity	5,600	6,031		3,248	3,472

Residential Real Estate Mortgages	2,738	3,073		2,012	2,255
Total	19,419	22,003		16,360	18,173

With an allowance recorded:
Commercial Loans
Commercial Real Estate	2,793	4,649	600	5,020	6,877	715

ACQUIRED
With no related allowance recorded:
Commercial Loans
Commercial	-	-		6,501	6,538
Commercial Real Estate	3,430	3,836		3,559	3,842
Total Commercial Loans	3,430	3,836		10,060	10,380

With an allowance recorded:
Commercial Loans
Commercial	6,242	6,496	1,500	-	-	-

Total:	$31,884	$36,984	$2,100	$31,440	$35,430	$715

The following tables summarize the average recorded investments on impaired loans specifically evaluated for impairment and the interest income recognized for the three months ended June 30, 2014 and 2013:

	For the three months ended
	June 30, 2014		June 30, 2013
	Average		Average
	Recorded	Interest Income	Recorded	Interest Income
(in thousands)	Investment	Recognized	Investment	Recognized
ORIGINATED
Commercial Loans
Commercial	$2,013	$-	$3,354	$29
Commercial Real Estate	10,062	42	11,222	(51)
Agricultural	123	-	201	(3)
Agricultural Real Estate	1,412	12	896	12
Business Banking	548	11	78	3
Consumer Loans
Home Equity	5,289	60	2,967	29
Residential Real Estate Mortgage	2,803	26	1,998	17
Total Originated	$22,250	$151	$20,716	$36

ACQUIRED
Commercial Loans
Commercial	6,315	-	-	-
Commercial Real Estate	3,462	-	-	-
Total Acquired	$9,777	$-	$-	$-

Total Loans	$32,027	$151	$20,716	$36

	For the six months ended
	June 30, 2014		June 30, 2013
	Average		Average
	Recorded	Interest Income	Recorded	Interest Income
(in thousands)	Investment	Recognized	Investment	Recognized
ORIGINATED
Commercial Loans
Commercial	$2,025	$-	$4,331	$58
Commercial Real Estate	10,739	84	11,361	21
Agricultural	124	1	270	1
Agricultural Real Estate	1,418	23	898	24
Business Banking	429	23	79	3
Consumer Loans
Home Equity	4,959	103	2,944	58
Residential Real Estate Mortgage	2,778	50	2,028	28
Total Originated	22,472	284	21,911	193

ACQUIRED
Commercial Loans
Commercial	6,375	-	-	-
Commercial Real Estate	3,493	-	-	-
Total Acquired	$9,868	$-	$-	$-

Total Loans	$32,340	$284	$21,911	$193

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

The following tables illustrate the Company’s credit quality by loan class as of June 30, 2014 and December 31, 2013:

Credit Quality Indicators
As of June 30, 2014

ORIGINATED
Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$606,388	$946,883	$52,603	$38,503	$1,644,377
Special Mention	11,782	19,949	354	7	32,092
Substandard	39,036	34,557	4,052	3,852	81,497
Doubtful	-	-	76	-	76
Total	$657,206	$1,001,389	$57,085	$42,362	$1,758,042

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking				Total
Non-classified	$323,200				$323,200
Classified	17,514				17,514
Total	$340,714				$340,714

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,279,599	$499,588	$55,431		$1,834,618
Nonperforming	2,459	8,611	94		11,164
Total	$1,282,058	$508,199	$55,525		$1,845,782

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$775,972				$775,972
Nonperforming	7,830				7,830
Total	$783,802				$783,802

Credit Quality Indicators
As of June 30, 2014

ACQUIRED
Commercial Credit Exposure		Commercial
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Total
Pass	$84,842	$197,499	$-	$282,341
Special Mention	4,339	2,478	-	6,817
Substandard	9,507	14,238	-	23,745
Total	$98,688	$214,215	$-	$312,903

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking			Total
Non-classified	$59,227			$59,227
Classified	5,360			5,360
Total	$64,587			$64,587

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$91,807	$80,642	$6,040	$178,489
Nonperforming	172	550	42	764
Total	$91,979	$81,192	$6,082	$179,253

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage			Total
Performing	$285,907			$285,907
Nonperforming	3,498			3,498
Total	$289,405			$289,405

Credit Quality Indicators
As of December 31, 2013

ORIGINATED
Commercial Credit Exposure		Commercial		Agricultural
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Real Estate	Total
Pass	$576,079	$878,411	$60,043	$33,136	$1,547,669
Special Mention	16,836	22,777	381	43	40,037
Substandard	23,508	33,128	4,726	3,473	64,835
Doubtful	-	-	12	-	12
Total	$616,423	$934,316	$65,162	$36,652	$1,652,553

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking				Total
Non-classified	$319,578				$319,578
Classified	18,101				18,101
Total	$337,679				$337,679

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,158,800	$525,777	$58,151		$1,742,728
Nonperforming	3,044	7,046	132		10,222
Total	$1,161,844	$532,823	$58,283		$1,752,950

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage				Total
Performing	$725,308				$725,308
Nonperforming	7,913				7,913
Total	$733,221				$733,221

Credit Quality Indicators
As of December 31, 2013

ACQUIRED
Commercial Credit Exposure		Commercial
By Internally Assigned Grade:	Commercial	Real Estate	Agricultural	Total
Pass	$85,692	$205,010	$-	$290,702
Special Mention	2,230	6,183	-	8,413
Substandard	15,304	17,821	-	33,125
Total	$103,226	$229,014	$-	$332,240

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking			Total
Non-classified	$65,437			$65,437
Classified	4,712			4,712
Total	$70,149			$70,149

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$124,922	$86,506	$7,367	$218,795
Nonperforming	164	570	58	792
Total	$125,086	$87,076	$7,425	$219,587

Residential Mortgage Credit Exposure	Residential
By Payment Activity:	Mortgage			Total
Performing	$304,544			$304,544
Nonperforming	3,872			3,872
Total	$308,416			$308,416

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

TDRs that occurred during the three month period ending June 30, 2014 consisted of 3 home equity loans totaling $0.4 million, 5 direct consumer loans totaling $0.3 million, and 2 residential real estate mortgages totaling $0.2 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the three month period ending June 30, 2014 there were 2 defaults on home equity loan TDRs totaling $0.3 million and one default on a direct consumer loan TDR totaling $34,000.

TDRs that occurred during the six month period ending June 30, 2014 consisted of 5 home equity loans totaling $0.4 million, 25 direct consumer loans totaling $1.3 million, and 15 residential real estate mortgages totaling $1.2 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the six month period ending June 30, 2014 there were 2 defaults on home equity loan TDRs totaling $0.3 million, five defaults on direct consumer loan TDRs totaling $0.2 million, and one default on a residential real estate mortgage TDR totaling $0.1 million.

TDRs that occurred during the three month period ending June 30, 2013 consisted of one commercial real estate loan totaling $0.9 million, 10 home equity loans totaling $0.5 million, and one residential real estate mortgage totaling $0.1 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the three month period ending June 30, 2013 there were three defaults on home equity loan TDRs totaling $0.2 million.

TDRs that occurred during the six month period ending June 30, 2013 consisted of one commercial real estate loan totaling $0.9 million, 14 home equity loans totaling $0.6 million, and one residential real estate mortgage totaling $0.1 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the six month period ending June 30, 2013 there were three defaults on home equity loan TDRs totaling $0.2 million.

Note 5.	Long-Term Debt

As part of a debt restructuring strategy during the second quarter of 2014, the Company repaid $165.0 million in long-term borrowings, resulting in $17.1 million in prepayment penalties.  Prepayment penalties of $4.6 million were recognized as expense in the second quarter of 2014 and related to the $45.0 million of the long-term debt strategy that was completed during the quarter.  The remaining prepayment penalties of approximately $13 million will be recognized in the third quarter of 2014 upon completion of the restructure strategy.

Note 6.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at June 30, 2014.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds.  The Company is not required to make contributions to the Plan in 2014, and did not do so during the six months ended June 30, 2014.

The Company assumed a noncontributory, defined benefit pension plan in the Alliance Financial Corporation (“Alliance”) acquisition.  This plan covers certain Alliance full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen.  Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation.  Effective May 1, 2013, this plan was merged into the Plan.

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

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
Components of net periodic benefit cost:	2014	2013	2014	2013
Service cost	$587	$604	$4	$6
Interest cost	1,040	830	90	75
Expected return on plan assets	(2,175)	(1,929)	-	-
Net amortization	25	711	(6)	(1)
Total cost (benefit)	$(523)	$216	$88	$80

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
Components of net periodic benefit cost:	2014	2013	2014	2013
Service cost	$1,174	$1,209	$8	$12
Interest cost	2,080	1,659	180	150
Expected return on plan assets	(4,350)	(3,858)	-	-
Net amortization	50	1,314	(12)	222
Total cost (benefit)	$(1,046)	$324	$176	$384

Note 7.	Earnings Per Share

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended June 30,	2014	2013
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,865	43,923
Net income available to common shareholders	27,640	16,916
Basic EPS	$0.63	$0.39
Diluted EPS:
Weighted average common shares outstanding	43,865	43,923
Dilutive effect of common stock options and restricted stock	498	393
Weighted average common shares and common share equivalents	44,363	44,316
Net income available to common shareholders	27,640	16,916
Diluted EPS	$0.62	$0.38

Six months ended June 30,	2014	2013
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,829	40,187
Net income available to common shareholders	45,649	24,565
Basic EPS	$1.04	$0.61
Diluted EPS:
Weighted average common shares outstanding	43,829	40,187
Dilutive effect of common stock options and restricted stock	500	388
Weighted average common shares and common share equivalents	44,329	40,575
Net income available to common shareholders	45,649	24,565
Diluted EPS	$1.03	$0.61

There were 503,058 stock options for the quarter ended June 30, 2014 and 1,231,395 stock options for the quarter ended June 30, 2013 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 500,541 stock options for the six months ended June 30, 2014 and 1,203,046 stock options for the six months ended June 30, 2013 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 8.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss) (in thousands):

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income (loss)
	Three months ended
	June 30, 2014	June 30, 2013
Available for sale securities:
(Gains) losses on available for sale securities	$(14)	$61	Net securities (gains) losses
Tax expense (benefit)	6	(24)	Income tax expense
Net of tax	$(8)	$37

Pension and other benefits:
Amortization of net gains	$74	$765	Salaries and employee benefits
Amortization of prior service costs	(55)	(55)	Salaries and employee benefits
Tax benefit	8	284	Income tax expense
Net of tax	$11	$426

Total reclassifications during the period, net of tax	$3	$463

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income (loss)
	Six months ended
	June 30, 2014	June 30, 2013
Available for sale securities:
Gains on available for sale securities	$(21)	$(1,084)	Net securities gains
Tax expense	8	434	Income tax expense
Net of tax	$(13)	$(650)

Pension and other benefits:
Amortization of net gains	$148	$1,647	Salaries and employee benefits
Amortization of prior service costs	(110)	(111)	Salaries and employee benefits
Tax benefit	15	614	Income tax expense
Net of tax	$23	$922

Total reclassifications during the period, net of tax	$10	$272

Note 9.	Fair Value Measurements and Fair Value of Financial Instruments

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

For the six month period ending June 30, 2014, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2014:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2014
Assets:
Securities Available for Sale:
U.S. Treasury	$33,324	$-	$-	$33,324
Federal Agency	-	307,141	-	307,141
State & municipal	-	105,348	-	105,348
Mortgage-backed	-	397,387	-	397,387
Collateralized mortgage obligations	-	519,809	-	519,809
Other securities	7,511	8,279	-	15,790
Total Securities Available for Sale	$40,835	$1,337,964	$-	$1,378,799
Trading Securities	7,355	-	-	7,355
Interest Rate Swaps	-	2,799	-	2,799
Total	$48,190	$1,340,763	$-	$1,388,953

Liabilities:
Interest Rate Swaps	$-	$2,799	$-	$2,799
Total	$-	$2,799	$-	$2,799

December 31, 2013:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Assets:
Securities Available for Sale:
U.S. Treasury	$43,616	$-	$-	$43,616
Federal Agency	-	278,915	-	278,915
State & municipal	-	113,665	-	113,665
Mortgage-backed	-	364,164	-	364,164
Collateralized mortgage obligations	-	549,528	-	549,528
Other securities	6,796	8,197	-	14,993
Total Securities Available for Sale	$50,412	$1,314,469	$-	$1,364,881
Trading Securities	5,779	-	-	5,779
Interest Rate Swaps	-	281	-	281
Total	$56,191	$1,314,750	$-	$1,370,941

Liabilities:
Interest Rate Swaps	$-	$281	$-	$281
Total	$-	$281	$-	$281

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the six month period ended June 30, 2014 was related to impaired loans.  During the six month period ending June 30, 2014, the Company recorded $9.0 million of loans at fair value resulting in a loss of $1.7 million.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at June 30, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		June 30, 2014		December 31, 2013
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$125,965	$123,376	$117,283	$113,276
Net loans	3	5,504,954	5,552,074	5,337,361	5,386,520
Financial liabilities
Time deposits	2	$1,002,431	$999,513	$1,021,142	$1,023,982
Long-term debt	2	251,125	254,321	308,823	325,195
Junior subordinated debt	2	101,196	108,079	101,196	105,121

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

Junior Subordinated Debt
The fair value of junior subordinated debt has been estimated using a discounted cash flow analysis.

Note 10.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $1.1 billion at June 30, 2014 and December 31, 2013.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $38.5 million at June 30, 2014 and $36.8 million at December 31, 2013.  As of June 30, 2014, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $39.2 million at June 30, 2014 and $41.3 million at December 31, 2013.  As of June 30, 2014, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

Note 11.	Sale of Equity Investment

On April 17, 2014, NBT Capital Corp., a wholly-owned subsidiary of NBT, sold to LendingClub Corporation, its 20% ownership interest in Springstone Financial, LLC, which NBT originally acquired in exchange for a $3 million investment, as part of LendingClub’s acquisition of all of the outstanding equity in Springstone.  In total, LendingClub paid the group of selling equityholders a purchase price equal to $140 million in cash and preferred stock.  As a result of this sale, the Company recognized a gain of $19.4 million during the second quarter of 2014.

Item 2 ‑‑ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2013 for an understanding of the following discussion and analysis.  Operating results for the six-month period ending June 30, 2014 are not necessarily indicative of the results of the full year ending December 31, 2014 or any future period.

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

Overview
Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on average assets, equity and tangible common equity, net interest margin, noninterest income, operating expenses, certain core results, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first six months of 2014:

•	Strong organic loan growth continued in the second quarter of 2014 annualized at 6.8%.

•	Past due loans to total loans was 0.57% for the second quarter of 2014, consistent with the previous quarter, and down from 0.77% at the end of 2013.

•	Sold 20% ownership interest in Springstone LLC (“Springstone”) recognizing a $19.4 million gain (non-core) during the quarter.

•	Restructured $165 million in long-term borrowings, resulting in $4.6 million in prepayment penalties (non-core) recognized in the second quarter of 2014 and expecting to recognize additional prepayment penalties (non-core) in the third quarter of 2014 upon completion of the restructure strategy. The fully executed strategy is expected to lower the cost of the restructured long-term debt by approximately 200 basis points and improve our interest rate risk profile.

The following table depicts several annualized measurements of performance using core and GAAP net income that management reviews in analyzing the Company’s performance. Returns on average assets and average equity measure how effectively an entity utilizes its total resources and capital, respectively.

(Dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Reconciliation of Non-GAAP Financial Measures:
Reported net income (GAAP)	$27,640	$16,916	$45,649	$24,565
Adj: (Gain) / Loss on sale of securities, net (net of tax)	(8)	37	(14)	(650)
Adj: Other adjustments (net of tax) (1)	(315)	-	115	-
Adj: Gain on sale of Springstone (net of tax and related incentive compensation)	(11,168)	-	(11,168)	-
Adj: Prepayment penalties related to debt restructuring (net of tax)	2,925	-	2,925	-
Plus: Merger related expenses (net of tax)	-	882	-	8,202
Total Adjustments	(8,566)	919	(8,142)	7,552
Core net income	$19,074	$17,835	$37,507	$32,117

Performance measures:
Core Return on Average Assets (2)	0.99%	0.95%	0.98%	0.93%
Return on Average Assets (2)	1.43%	0.90%	1.20%	0.71%
Core Return on Average Equity (2)	9.06%	8.88%	9.04%	8.93%
Return on Average Equity (2)	13.12%	8.42%	11.00%	6.83%
Core Return on Average Tangible Common Equity (2)(3)	14.27%	14.57%	14.38%	14.11%
Return on Average Tangible Common Equity (2)(3)	20.43%	13.85%	17.37%	10.93%

(1)	Primarily net gain on settlement of litigation and reorganization expenses for 2014 and reorganization expenses for 2013
(2)	Annualized
(3)	Excludes amortization of intangible assets (net of tax) from net income and average tangible common equity is calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Average stockholders' equity	$844,707	$806,200	$836,692	$724,898
Less: average goodwill and other intangibles	287,366	292,775	288,685	247,031
Average tangible common equity	$557,341	$513,425	$548,007	$477,867

Results of Operations

Net income for the three months ended June 30, 2014 was $27.6 million, up from $18.0 million for the previous quarter, and up from $16.9 million for the same period last year.  Reported net income included an $11.2 million net gain (after taxes and related incentive compensation) on the sale of our ownership interest in Springstone, partially offset by $2.9 million in prepayment penalties, net of tax, related to our long-term debt restructure strategy.  Reported earnings per diluted share for the three months ended June 30, 2014 was $0.62 as compared to $0.41 for the previous quarter and $0.38 for the same period in 2013.

Core net income for the three months ended June 30, 2014 was $19.1 million, up 3.5% from $18.4 million for the previous quarter and up 6.9% from $17.8 million for the same period in 2013.  Core diluted earnings per share for the three months ended June 30, 2014 was $0.43, up from $0.42 for the previous quarter and up from $0.40 for the same period in 2013.

Reported net income for the six months ended June 30, 2014 was $45.6 million, up from $24.6 million for the same period last year, which included the aforementioned net Springstone gain and long-term prepayment penalties in 2014 and approximately $12.0 million in merger-related expenses in 2013.  Reported earnings per diluted share for the six months ended June 30, 2014 was $1.03 as compared to $0.61 for the same period in 2013.

Core net income for the six months ended June 30, 2014 was $37.5 million, up 16.8% from $32.1 million for the same period in 2013.  Core diluted earnings per share for the six months ended June 30, 2014 was $0.85, up from $0.79 for the same period in 2013.

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

Net interest income was $62.6 million for the second quarter of 2014, up 1.7% from the previous quarter, and up 1.5% from the same period last year.  Fully taxable equivalent (“FTE”) net interest margin was 3.60% for the three months ended June 30, 2014, down from 3.63% from the prior quarter, and down from 3.69% for the second quarter of 2013.  Average interest earning assets were up $90.9 million, or 1.3%, for the second quarter of 2014 as compared to the prior quarter, driven primarily by organic loan production.  Slight rate compression on earning assets continued to negatively impact net interest margin in the second quarter of 2014 as evidenced by decreasing loan yields from 4.50% for the first quarter of 2014 to 4.42% for the second quarter of 2014.  Average interest bearing liabilities increased $37.1 million, or 0.7%, from the first quarter of 2014 to the second quarter of 2014.  The rates paid on interest bearing liabilities decreased by 7 basis points from the first quarter of 2014 to the second quarter of 2014.  This decrease was primarily driven by a decrease of 4 basis points in rates paid on deposits as well as a 34 basis point decrease in the rate paid on long-term debt resulting from the aforementioned debt restructuring in the second quarter of 2014.

Net interest income was $124.1 million for the six months ended June 30, 2014, up 9.0% from the same period in 2013.  FTE net interest margin was 3.62% for the six months ended June 30, 2014, down from 3.68% from the six months ended June 30, 2013.  Average interest earning assets were up $683.5 million, or 10.8%, for the six months ended June 30, 2014 as compared to the same period in 2013.  This increase was driven primarily by the acquisition of Alliance in March 2013 as well as organic loan production during the past several quarters.  The yield on earning assets for the six months ended June 30, 2014 was down 22 basis points from the same period in 2013, driven primarily by the decrease in loan yields from 4.81% for the first six months of 2013 to 4.46% for the first six months of 2014.  Average interest bearing liabilities increased $396.4 million, or 8.3%, for the first six months of 2014 as compared to the same period in 2013.  This increase was due primarily to an increase in deposits resulting from organic deposit growth as well as the aforementioned acquisition of Alliance.  The rates paid on interest bearing liabilities for the first half of 2014 decreased by 19 basis points from the first six months of 2013.  This decrease was primarily driven by a decrease of 12 basis points in rates paid on deposits as well as a 51 basis point decrease in the rate paid on long-term debt due primarily to maturity of long-term debt in the prior year, as well as the aforementioned debt restructuring in the second quarter of 2014.

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

Three Months ended June 30,
		2014			2013
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$3,915	$7	0.76%	$41,313	$59	0.57%
Securities available for sale (1)(2)	1,376,314	7,027	2.05%	1,428,864	7,033	1.97%
Securities held to maturity (1)	121,042	1,037	3.43%	62,463	815	5.23%
Investment in FRB and FHLB Banks	42,965	496	4.63%	35,497	430	4.85%
Loans (3)	5,517,315	60,770	4.42%	5,243,534	62,268	4.76%
Total interest earning assets	$7,061,551	$69,337	3.94%	$6,811,671	$70,605	4.16%
Other assets	680,059			705,869
Total assets	$7,741,610			$7,517,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,441,284	$539	0.15%	$1,402,429	$524	0.15%
NOW deposit accounts	960,698	132	0.06%	927,037	443	0.19%
Savings deposits	1,040,528	186	0.07%	983,413	209	0.09%
Time deposits	971,595	2,143	0.88%	1,136,511	3,120	1.10%
Total interest bearing deposits	$4,414,105	$3,000	0.27%	$4,449,390	$4,296	0.39%
Short-term borrowings	383,480	209	0.22%	229,906	67	0.12%
Junior subordinated debt	101,196	538	2.13%	101,196	560	2.22%
Long-term debt	290,791	2,135	2.95%	355,702	3,026	3.41%
Total interest bearing liabilities	$5,189,572	$5,882	0.45%	$5,136,194	$7,949	0.62%
Demand deposits	1,620,488			1,496,486
Other liabilities	86,843			78,660
Stockholders' equity	844,707			806,200
Total liabilities and stockholders' equity	$7,741,610			$7,517,540
Net interest income (FTE)		63,455			62,656
Interest rate spread			3.49%			3.54%
Net interest margin			3.60%			3.69%
Taxable equivalent adjustment		881			1,001
Net interest income		$62,574			$61,655

(1)	Securities are shown at average amortized cost
(2)	Excluding unrealized gains or losses
(3)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Six Months ended June 30,
		2014			2013
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$3,328	$14	0.87%	$58,118	$98	0.34%
Securities available for sale (1)(2)	1,379,014	14,212	2.08%	1,313,691	13,212	2.03%
Securities held to maturity (1)	118,840	2,048	3.48%	57,710	1,605	5.61%
Investment in FRB and FHLB Banks	43,279	1,028	4.79%	33,416	796	4.80%
Loans (3)	5,471,879	121,002	4.46%	4,869,896	116,171	4.81%
Total interest earning assets	$7,016,340	$138,304	3.98%	$6,332,831	$131,882	4.20%
Other assets	679,654			630,532
Total assets	$7,695,994			$6,963,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,426,446	$1,066	0.15%	$1,297,077	$934	0.15%
NOW deposit accounts	946,691	256	0.05%	863,481	889	0.21%
Savings deposits	1,020,391	369	0.07%	877,574	354	0.08%
Time deposits	985,510	4,593	0.94%	1,076,445	6,269	1.17%
Total interest bearing deposits	$4,379,038	$6,284	0.29%	$4,114,577	$8,446	0.41%
Short-term borrowings	391,173	440	0.23%	199,513	109	0.11%
Junior subordinated debt	101,196	1,076	2.14%	91,798	988	2.17%
Long-term debt	299,726	4,642	3.12%	368,867	6,635	3.63%
Total interest bearing liabilities	$5,171,133	$12,442	0.49%	$4,774,755	$16,178	0.68%
Demand deposits	1,605,261			1,390,700
Other liabilities	82,908			73,010
Stockholders' equity	836,692			724,898
Total liabilities and stockholders' equity	$7,695,994			$6,963,363
Net interest income (FTE)		125,862			115,704
Interest rate spread			3.49%			3.52%
Net interest margin			3.62%			3.68%
Taxable equivalent adjustment		1,771			1,909
Net interest income		$124,091			$113,795

(1)	Securities are shown at average amortized cost
(2)	Excluding unrealized gains or losses
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

Three months ended June 30,
	Increase (Decrease)
	2014 over 2013
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(64)	$12	$(52)
Securities available for sale	(263)	257	(6)
Securities held to maturity	572	(350)	222
Investment in FRB and FHLB Banks	87	(21)	66
Loans and leases	3,153	(4,651)	(1,498)
Total interest income	3,485	(4,753)	(1,268)

Money market deposit accounts	15	-	15
NOW deposit accounts	16	(327)	(311)
Savings deposits	12	(35)	(23)
Time deposits	(415)	(562)	(977)
Short-term borrowings	62	80	142
Junior subordinated debt	-	(22)	(22)
Long-term debt	(509)	(382)	(891)
Total interest expense	(819)	(1,248)	(2,067)

Change in FTE net interest income	$4,304	$(3,505)	$799

Six months ended June 30,
	Increase (Decrease)
	2014 over 2013
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(146)	$62	$(84)
Securities available for sale	668	332	1,000
Securities held to maturity	1,224	(781)	443
Investment in FRB and FHLB Banks	234	(2)	232
Loans and leases	13,701	(8,870)	4,831
Total interest income	15,681	(9,259)	6,422

Money market deposit accounts	96	36	132
NOW deposit accounts	78	(711)	(633)
Savings deposits	54	(39)	15
Time deposits	(498)	(1,178)	(1,676)
Short-term borrowings	157	174	331
Junior subordinated debt	100	(12)	88
Long-term debt	(1,144)	(849)	(1,993)
Total interest expense	(1,157)	(2,579)	(3,736)

Change in FTE net interest income	$16,838	$(6,680)	$10,158

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
(in thousands)
Insurance and other financial services revenue	$5,594	$5,755	$12,331	$12,648
Service charges on deposit accounts	4,397	4,933	8,766	9,256
ATM and debit card fees	4,357	4,044	8,429	7,286
Retirement plan administration fees	2,977	2,957	5,895	5,639
Trust	4,953	4,699	9,399	7,612
Bank owned life insurance	978	886	2,360	1,735
Net securities gains	14	(61)	21	1,084
Gain on the sale of Springstone investment	19,401	-	19,401	-
Other	3,356	2,324	5,702	5,506
Total noninterest income	$46,027	$25,537	$72,304	$50,766

Noninterest income for the three months ended June 30, 2014 was $46.0 million, up $19.8 million from the previous quarter, and up $20.5 million from the same period in 2013.  The increase from the prior quarter and 2013 was primarily driven by a $19.4 million gain from the previously disclosed sale of our ownership interest in Springstone.  Excluding this gain, noninterest income for the three months ended June 30, 2014 was $26.6 million, up $0.3 million, or 1.3%, from the previous quarter, and up $1.1 million, or 4.3%, from the same period in 2013.

Noninterest income for the six months ended June 30, 2014 was $72.3 million, up $21.5 million, or 42.4%, from the same period in 2013.  The increase from 2013 was primarily driven by the aforementioned $19.4 million gain recorded in the second quarter of 2014.  Excluding this gain, noninterest income for the six months ended June 30, 2014 was $52.9 million, up $2.1 million, or 4.2%, from the same period in 2013.  This increase from 2013 was due primarily to increases in trust and ATM and debit card fees, due in large part to the full impact from Alliance in 2014.   These increases were partially offset by decreases in service charges on deposit accounts and net securities gains for the first six months of 2014 as compared with the same period in 2013.  The decrease in service charges on deposit accounts from the prior year was due primarily to lower nonsufficient funds fees recorded during the first six months of 2014.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
(in thousands)
Salaries and employee benefits	$31,142	$29,160	$60,676	$56,207
Occupancy	5,435	5,219	11,661	10,196
Data processing and communications	4,015	3,854	8,016	7,309
Professional fees and outside services	3,752	3,237	7,167	6,138
Equipment	3,132	2,910	6,248	5,492
Office supplies and postage	1,803	1,656	3,488	3,246
FDIC expenses	1,229	1,273	2,507	2,403
Advertising	726	1,000	1,465	1,723
Amortization of intangible assets	1,236	1,351	2,546	2,202
Loan collection and other real estate owned	801	421	1,841	1,139
Merger	-	1,269	-	11,950
Prepayment penalty on long term debt	4,554	-	4,554	-
Other	4,911	5,100	10,084	9,150
Total noninterest expense	$62,736	$56,450	$120,253	$117,155

Noninterest expense for the three months ended June 30, 2014 was $62.7 million, up $5.2 million from the previous quarter, and up $6.3 million from the same period in 2013.  This increase from the prior quarter and 2013 was due primarily to $4.6 million of prepayment penalties from the aforementioned strategic long-term debt restructuring in the second quarter of 2014.  Excluding these prepayment penalties, noninterest expense for the three months ended June 30, 2014 was $58.2 million, up $0.7 million, or 1.2% from the previous quarter, and up $1.7 million, or 3.1%, from the same period in 2013.  This increase from the prior year was due primarily to a $2.0 million increase in salaries and employee benefits driven by an increase in incentive compensation related to the Springstone transaction.

Noninterest expense for the six months ended June 30, 2014 was $120.3 million, up $3.1 million from the same period in 2013.  Excluding the aforementioned $4.6 million prepayment penalties in 2014 and the merger related expenses totaling $12.0 million in the first six months of 2013, noninterest expense for the six months ended June 30, 2014 was $115.7 million, up $10.5 million, or 10.0% from the same period in 2013.  This increase from the six months ended June 30, 2013 was due primarily to 2014 including the full six months of Alliance expenses including occupancy, salaries and employee benefits, data processing, professional fees, and equipment.  In addition, the increase in salaries and benefits included incremental incentive compensation related to the Springstone transaction, partially offset by lower retirement plan expenses due mainly to plan asset performance and a previous plan amendment.

Income Taxes
The effective tax rate was 33.7% for the second quarter of 2014, 32.5% for the first quarter of 2014, and 30.5% for the second quarter of 2013.    The effective tax rate was 33.2% for the six months ended June 30, 2014, as compared to 30.5% for the first six months of 2013.  The increases in the effective tax rate for the three and six month periods ending June 30, 2014 were primarily due to a higher level of taxable income as a percentage of total income as compared to the same periods in 2013.

ANALYSIS OF FINANCIAL CONDITION

Securities
Total securities increased $24.2 million, or 1.6%, from December 31, 2013 to June 30, 2014.  Held to maturity securities increased $8.7 million, or 7.4%, over the same period as cash flows from maturing available for sale securities have been reinvested into held to maturity securities.  The securities portfolio represents 19.2% of total assets as of June 30, 2014 as compared to 19.4% as of December 31, 2013.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	June 30, 2014	December 31, 2013
Mortgage-backed securities:
With maturities 15 years or less	25%	23%
With maturities greater than 15 years	1%	1%
Collateral mortgage obligations	37%	40%
Municipal securities	11%	11%
US agency notes	22%	21%
Other	4%	4%
Total	100%	100%

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

Loans
A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	June 30, 2014	December 31, 2013
Residential real estate mortgages	$1,073,207	$1,041,637
Commercial	895,128	859,026
Commercial real estate mortgages	1,378,065	1,328,313
Real estate construction and development	94,019	93,247
Agricultural and agricultural real estate mortgages	109,035	112,035
Consumer	1,435,643	1,352,638
Home equity	589,391	619,899
Total loans	$5,574,488	$5,406,795

Total loans increased by $167.7 million, or 3.1%, at June 30, 2014 from December 31, 2013, or 6.3% annualized during the six months ended June 30, 2014.  The increase is due to organic loan growth within the Bank’s footprint through both legacy and newer markets.  Loans represent approximately 70.9% of assets as of June 30, 2014, as compared to 70.7% as of December 31, 2013.  Growth in commercial and commercial real estate loans for the first six months of 2014 totaled $85.9 million and growth in consumer loans totaled $83.0 million for the first six months of 2014 and is attributed primarily to growth in the indirect consumer loan portfolio.

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

Allowance For Loan Losses
	Three months ended
(dollars in thousands)	June 30, 2014		June 30, 2013
Balance, beginning of period	$69,434		$68,734
Recoveries	1,174		1,201
Chargeoffs	(5,240)		(5,153)
Net chargeoffs	(4,066)		(3,952)
Provision for loan losses	4,166		6,402
Balance, end of period	$69,534		$71,184
Composition of Net Chargeoffs
Commercial and agricultural	$(1,113)	27%	$(782)	20%
Real estate mortgage	(19)	0%	(213)	5%
Consumer	(2,934)	73%	(2,957)	75%
Net chargeoffs	$(4,066)	100%	$(3,952)	100%
Annualized net chargeoffs to average loans	0.30%		0.30%

	Six months ended
(dollars in thousands)	June 30, 2014		June 30, 2013
Balance, beginning of period	$69,434		$69,334
Recoveries	2,408		2,659
Chargeoffs	(10,070)		(12,869)
Net chargeoffs	(7,662)		(10,210)
Provision for loan losses	7,762		12,060
Balance, end of period	$69,534		$71,184
Composition of Net Chargeoffs
Commercial and agricultural	$(1,193)	16%	$(3,637)	36%
Real estate mortgage	(244)	3%	(870)	9%
Consumer	(6,225)	81%	(5,703)	55%
Net chargeoffs	$(7,662)	100%	$(10,210)	100%
Annualized net chargeoffs to average loans	0.28%		0.42%

Net charge-offs were $4.1 million for the second quarter of 2014, up from $3.6 million for the first quarter of 2014, and up slightly from $4.0 million for the second quarter of 2013.  Net charge-offs to average loans for the second quarter of 2014 was 0.30%, compared to 0.27% for the first quarter of 2014 and 0.30% for the same period in 2013.  NBT recorded a provision for loan losses of $4.2 million for the three months ended June 30, 2014, compared with $3.6 million for the previous quarter, and $6.4 million for the same period in 2013.

Nonperforming loans to total loans was 0.96% at June 30, 2014, down from 0.99% at March 31, 2014 and December 31, 2013.  Past due loans as a percentage of total loans was 0.57% for the second quarter of 2014, which was equivalent to the first quarter of 2014, and down from 0.77% as of December 31, 2013.

The allowance for loan losses totaled $69.5 million at June 30, 2014, up slightly from $69.4 million at December 31, 2013.  The allowance for loan losses as a percentage of loans was 1.25% (1.44% excluding acquired loans) at June 30, 2014, compared to 1.27% (1.51% excluding acquired loans with no related allowance recorded) at March 31, 2014 and 1.28% (1.55% excluding acquired loans with no related allowance recorded) at December 31, 2013.

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

Nonperforming Assets
	June 30,		December 31,
(Dollars in thousands)	2014		2013
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$26,273	52%	$27,033	54%
Real estate mortgages	10,450	20%	10,296	21%
Consumer	7,613	15%	7,213	14%
Troubled debt restructured loans	6,898	13%	5,423	11%
Total nonaccrual loans	51,234	100%	49,965	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	-%	105	3%
Real estate mortgages	119	5%	808	22%
Consumer	2,067	95%	2,824	75%
Total loans 90 days or more past due and still accruing	2,186	100%	3,737	100%

Total nonperforming loans	53,420		53,702
Other real estate owned (OREO)	1,953		2,904
Total nonperforming assets	55,373		56,606
Total nonperforming loans to total loans	0.96%		0.99%
Total nonperforming assets to total assets	0.70%		0.74%
Allowance for loan losses to total nonperforming loans	130.16%		129.29%

Past due loans as a percentage of total loans was 0.57% at June 30, 2014, down from 0.77% at December 31, 2013.  In addition to nonperforming loans, the Company has also identified approximately $97.0 million in potential problem loans at June 30, 2014 as compared to $89.9 million at December 31, 2013.  The increase was due to a downgrade of one large commercial loan during the first quarter of 2014.  At June 30, 2014, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Deposits

Total deposits were $6.0 billion at June 30, 2014, up $152.4 million, or 2.6%, from December 31, 2013, due primarily to growth in NOW and money market accounts.  Total average deposits for the six months ended June 30, 2014 increased $479.0 million, or 8.7%, from the same period in 2013, due primarily to the acquisition of Alliance.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $534.5 million at June 30, 2014 compared to $456.0 million at December 31, 2013.  Long-term debt was $251.1 million at June 30, 2014, as compared to $308.8 million at December 31, 2013.  As part of a debt restructuring strategy during the second quarter of 2014, the Company repaid $165.0 million in long-term borrowings, resulting in $17.1 million in prepayment penalties.  Prepayment penalties of $4.6 million (non-core) was recognized as expense in the second quarter of 2014 and related to the $45.0 million of the long-term debt strategy that was completed during the quarter.  The remaining prepayment penalties of approximately $13 million (non-core) will be recognized in the third quarter of 2014 upon completion of the restructure strategy. The fully executed strategy is expected to lower the cost of the restructured long-term debt by approximately 200 basis points and is expected to improve our interest rate risk profile.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $857.1 million represented 10.89% of total assets at June 30, 2014, compared with $816.6 million, or 10.67% as of December 31, 2013.  Net income of $45.6 million and a $10.2 million increase in other comprehensive income due to a decrease in unrealized losses on securities were partially offset by dividends paid of $18.4 million.

The Company purchased 3,288 shares of its common stock during the six months ended June 30, 2014 at an average price of $22.02 per share under a previously announced plan.  As of June 30, 2014, there were 996,712 shares available for repurchase under this plan, which expires on December 31, 2014.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Board of Directors declared a 2014 third-quarter cash dividend of $0.21 per share at a meeting held on July 28, 2014.  The dividend will be paid on September 15, 2014 to shareholders of record as of September 1, 2014.  The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2014 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	June 30, 2014	December 31, 2013
Tier 1 leverage ratio	9.23%	8.93%
Tier 1 capital ratio	11.95%	11.74%
Total risk-based capital ratio	13.18%	12.99%
Cash dividends as a percentage of net income	40.36%	54.28%
Per common share:
Book value	$19.61	$18.77
Tangible book value (1)	$13.06	$12.09

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2014 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(3.06%)
-100	(1.55%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At June 30, 2014, the Company’s Basic Surplus measurement was 8.5% of total assets or approximately $669 million as compared to the December 31, 2013 Basic Surplus of 9.7% or $734 million, and was above the Company’s minimum of 5% or $393 million set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2014, approximately $76.4 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At June 30, 2014 and December 31, 2013, FHLB advances outstanding totaled approximately $709 million and $515 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $502 million at June 30, 2014 and $497 million at December 31, 2013.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $489 million at June 30, 2014, or used to collateralize other borrowings, such as repurchase agreements.  At June 30, 2014 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $791 million.

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

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company's disclosure controls and procedures were effective.

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

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A of our 2013 Annual Report on Form 10-K.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The table below sets forth the information with respect to purchases made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
4/1/14 - 4/30/14	-	$-	-	1,000,000
5/1/14 - 5/31/14	3,288	22.02	3,288	996,712
6/1/14 - 6/30/14	-	-	-	996,712
Total	3,288	$22.02	3,288	996,712

(1)	On July 22, 2013, the NBT Board of Directors authorized a repurchase program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock. The Company purchased 3,288 shares of its common stock during the six months ended June 30, 2014 at an average price of $22.02 per share under this plan. As of June 30, 2014, there were 996,712 shares available for repurchase under this plan, which expires on December 31, 2014.

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

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB  XBRL Taxonomy Extension Label Linkbase Document.

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 11th day of August 2014.

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