Form 10-Q
period 2014-09-30
NBT BANCORP INC
filed 2014-11-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of October 31, 2014, there were 43,725,949 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended September 30, 2014

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	September 30	December 31
	2014	2013
(In thousands, except share and per share data)
Assets
Cash and due from banks	$169,905	$157,625
Short-term interest bearing accounts	4,630	1,301
Securities available for sale, at fair value	1,044,502	1,364,881
Securities held to maturity (fair value $454,787 and $113,276, respectively)	459,620	117,283
Trading securities	7,622	5,779
Federal Reserve and Federal Home Loan Bank stock	34,652	46,864
Loans	5,587,091	5,406,795
Less allowance for loan losses	69,334	69,434
Net loans	5,517,757	5,337,361
Premises and equipment, net	89,023	88,327
Goodwill	263,634	264,997
Intangible assets, net	21,543	25,557
Bank owned life insurance	117,102	114,966
Other assets	137,041	127,234
Total assets	$7,867,031	$7,652,175

Liabilities
Demand (noninterest bearing)	$1,724,134	$1,645,641
Savings, NOW, and money market	3,514,155	3,223,441
Time	1,076,650	1,021,142
Total deposits	6,314,939	5,890,224
Short-term borrowings	375,637	456,042
Long-term debt	131,056	308,823
Junior subordinated debt	101,196	101,196
Other liabilities	86,763	79,321
Total liabilities	7,009,591	6,835,606

Stockholders' equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at September 30, 2014 and December 31, 2013; issued 49,651,494 at September 30, 2014 and December 31, 2013	497	497
Additional paid-in-capital	574,657	574,152
Retained earnings	414,695	385,787
Accumulated other comprehensive loss	(8,750)	(16,765)
Common stock in treasury, at cost, 5,944,696 and 6,138,444 shares at September 30, 2014 and December 31, 2013, respectively	(123,659)	(127,102)
Total stockholders' equity	857,440	816,569
Total liabilities and stockholders' equity	$7,867,031	$7,652,175

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Income (unaudited)	2014	2013	2014	2013
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$61,173	$61,773	$181,747	$177,499
Securities available for sale	6,095	6,520	19,464	18,803
Securities held to maturity	1,353	804	2,904	1,877
Other	513	472	1,552	1,363
Total interest, fee, and dividend income	69,134	69,569	205,667	199,542
Interest expense
Deposits	3,498	3,999	9,782	12,445
Short-term borrowings	262	232	702	341
Long-term debt	1,067	2,561	5,709	9,196
Junior subordinated debt	544	551	1,620	1,539
Total interest expense	5,371	7,343	17,813	23,521
Net interest income	63,763	62,226	187,854	176,021
Provision for loan losses	4,885	5,198	12,647	17,258
Net interest income after provision for loan losses	58,878	57,028	175,207	158,763
Noninterest income
Insurance and other financial services revenue	6,179	6,038	18,510	18,686
Service charges on deposit accounts	4,519	5,055	13,285	14,311
ATM and debit card fees	4,440	4,276	12,869	11,562
Retirement plan administration fees	3,272	3,062	9,167	8,701
Trust	4,758	4,345	14,157	11,957
Bank owned life insurance	1,095	913	3,455	2,648
Net securities gains	38	329	59	1,413
Gain on the sale of equity investment	-	-	19,401	-
Other	2,376	3,129	8,078	8,635
Total noninterest income	26,677	27,147	98,981	77,913
Noninterest expense
Salaries and employee benefits	28,933	29,267	89,609	85,474
Occupancy	5,211	5,262	16,872	15,458
Data processing and communications	4,029	4,059	12,045	11,368
Professional fees and outside services	3,695	3,202	10,862	9,340
Equipment	3,199	2,988	9,447	8,480
Office supplies and postage	1,733	1,640	5,221	4,886
FDIC expenses	1,134	1,285	3,641	3,688
Advertising	403	722	1,868	2,445
Amortization of intangible assets	1,275	1,346	3,821	3,548
Loan collection and other real estate owned	705	886	2,546	2,025
Merger expenses	-	326	-	12,276
Prepayment penalties on long-term debt	13,349	-	17,903	-
Other	5,401	5,303	15,485	14,453
Total noninterest expense	69,067	56,286	189,320	173,441
Income before income tax expense	16,488	27,889	84,868	63,235
Income tax expense	5,576	8,632	28,307	19,413
Net income	$10,912	$19,257	$56,561	$43,822
Earnings per share
Basic	$0.25	$0.44	$1.29	$1.06
Diluted	$0.25	$0.44	$1.28	$1.05

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Comprehensive Income (unaudited)	2014	2013	2014	2013
(In thousands)
Net income	$10,912	$19,257	56,561	$43,822
Other comprehensive (loss) income, net of tax
Unrealized net holding (losses) gains arising during the period (pre-tax amounts of ($3,693), ($6,927), $13,199 and ($33,391))	(2,124)	(4,184)	8,075	(20,167)
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $38, $329, $58 and $1,413)	(23)	(197)	(35)	(848)
Amortization of unrealized net gains and losses related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $99, $-, $99 and $-)	(59)	-	(59)	-
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $19, $709, $57 and $2,244)	11	426	34	1,354
Increase in unrecognized actuarial gains (pre-tax amounts of $-, $4,036, $-, and $4,036)	-	2,421	-	2,421
Total other comprehensive (loss) income	(2,195)	(1,534)	8,015	(17,240)
Comprehensive income	$8,717	$17,723	64,576	$26,582

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
(in thousands, except share and per share data)
Balance at December 31, 2012	$393	$346,692	$357,558	$(5,880)	$(116,490)	$582,273
Net income	-	-	43,822	-	-	43,822
Cash dividends - $0.60 per share	-	-	(24,334)	-	-	(24,334)
Purchase of 584,925 treasury shares	-	-	-	-	(12,459)	(12,459)
Issuance of 10,346,363 shares, net of 408,957 treasury shares, for acquisition	104	225,447	-	-	(5,779)	219,772
Net issuance of 145,962 shares to employee benefit plans and other stock plans, including tax benefit	-	(2,469)	-	-	2,623	154
Stock-based compensation	-	3,571	-	-	-	3,571
Other comprehensive loss	-	-	-	(17,240)	-	(17,240)
Balance at September 30, 2013	$497	$573,241	$377,046	$(23,120)	$(132,105)	$795,559

Balance at December 31, 2013	$497	$574,152	$385,787	$(16,765)	$(127,102)	$816,569
Net income	-	-	56,561	-	-	56,561
Cash dividends - $0.63 per share	-	-	(27,653)	-	-	(27,653)
Purchase of 3,288 treasury shares	-	-	-	-	(72)	(72)
Net issuance of 197,036 shares to employee benefit plans and other stock plans, including tax benefit	-	(2,312)	-	-	3,515	1,203
Stock-based compensation	-	2,817	-	-	-	2,817
Other comprehensive income	-	-	-	8,015	-	8,015
Balance at September 30, 2014	$497	$574,657	$414,695	$(8,750)	$(123,659)	$857,440

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Nine months ended September 30,
Consolidated Statements of Cash Flows (unaudited)	2014	2013
(In thousands, except per share data)
Operating activities

Net income	$56,561	$43,822
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	12,647	17,258
Depreciation and amortization of premises and equipment	6,172	5,885
Net accretion on securities	2,692	4,082
Amortization of intangible assets	3,821	3,548
Stock based compensation	2,817	3,571
Increase in surrender value of bank owned life insurance	(3,455)	(2,648)
Purchases of trading securities	(1,618)	(1,022)
Unrealized gains on trading securities	(225)	(345)
Deferred income tax (benefit) expense	(1,654)	1,126
Proceeds from sales of loans held for sale	4,024	59,231
Originations and purchases of loans held for sale	(6,872)	(65,722)
Net gains on sales of loans held for sale	(3)	(1,168)
Net security gains	(59)	(1,413)
Net gain on sales of other real estate owned	(351)	(654)
Gain on sale of equity investment	(19,401)	-
Prepayment penalties on long-term debt	17,903	-
Net (increase) decrease in other assets	(17,463)	12,016
Net increase in other liabilities	3,239	8,694
Net cash provided by operating activities	58,775	86,261
Investing activities
Net cash used in acquisitions	-	80,909
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	178,430	314,104
Proceeds from sales	-	27,593
Purchases	(175,033)	(303,497)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	26,830	24,582
Purchases	(33,601)	(75,808)
Other:
Proceeds from FHLB stock redemption	63,186	-
Purchases of Federal Reserve and FHLB stock	(50,974)	(5,584)
Net increase in loans	(191,327)	(198,057)
Proceeds from settlement of bank owned life insurance	1,319	-
Purchases of premises and equipment	(6,616)	(3,409)
Proceeds from sale of equity investment	19,639	-
Proceeds from the sales of other real estate owned	2,863	3,470
Net cash used in investing activities	(165,284)	(135,697)
Financing activities
Net increase in deposits	424,715	105,369
Net (decrease) increase in short-term borrowings	(80,405)	188,689
Proceeds from long-term debt	120,051	-
Repayments of long-term debt	(315,721)	(163,409)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,203	154
Purchase of treasury stock	(72)	(12,459)
Cash dividends and payment for fractional shares	(27,653)	(24,334)
Net cash provided by financing activities	122,118	94,010
Net increase in cash and cash equivalents	15,609	44,574
Cash and cash equivalents at beginning of period	158,926	163,668
Cash and cash equivalents at end of period	$174,535	$208,242

Supplemental disclosure of cash flow information	Nine months ended September 30,
Cash paid during the period for:	2014	2013
Interest	$18,714	$24,335
Income taxes paid	36,978	12,885
Noncash investing activities:
Loans transferred to other real estate owned	$1,135	$785
Preferred stock acquired from sale of equity investment	2,762	-
Transfer of available for sale securities to held to maturity portfolio	332,115	-
Acquisitions:
Fair value of assets acquired	$-	$1,504,415
Fair value of liabilities assumed	-	1,284,632

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Note 1.	Description of Business

NBT Bancorp Inc. (the "Registrant" or the "Company") is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York.  The principal assets of the Registrant consist of all of the outstanding shares of common stock of its subsidiaries, including:  NBT Bank, National Association (the "Bank"), NBT Financial Services, Inc. ("NBT Financial"), NBT Holdings, Inc. ("NBT Holdings"), Hathaway Agency, Inc., and CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (collectively, the "Trusts").  The Company's principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings.

The Company's business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking and financial services to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, the greater Burlington, Vermont area, and southeren Maine.  The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company's business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.

Note 2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings.  Collectively, the Registrant and its subsidiaries are referred to herein as "the Company."  The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles ("GAAP").  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

Note 3.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2014
U.S. Treasury	$23,079	$134	$-	$23,213
Federal Agency	337,254	301	4,238	333,317
State & municipal	40,752	779	10	41,521
Mortgage-backed:
Government-sponsored enterprises	349,676	6,012	702	354,986
U.S. government agency securities	18,281	872	80	19,073
Collateralized mortgage obligations:
Government-sponsored enterprises	211,828	1,907	937	212,798
U.S. government agency securities	44,113	493	140	44,466
Other securities	12,904	2,466	242	15,128
Total securities available for sale	$1,037,887	$12,964	$6,349	$1,044,502
December 31, 2013
U.S. Treasury	$43,279	$337	$-	$43,616
Federal Agency	285,880	343	7,308	278,915
State & municipal	113,435	1,842	1,612	113,665
Mortgage-backed:
Government-sponsored enterprises	337,666	5,788	2,131	341,323
U.S. government agency securities	21,924	1,002	85	22,841
Collateralized mortgage obligations:
Government-sponsored enterprises	521,257	1,777	18,141	504,893
U.S. government agency securities	43,943	794	102	44,635
Other securities	12,367	2,854	228	14,993
Total securities available for sale	$1,379,751	$14,737	$29,607	$1,364,881

Other securities primarily represent marketable equity securities.

During the third quarter of 2014, the Company transferred approximately $340 million in securities from the available for sale portfolio to the held to maturity portfolio, which had unrealized losses at the time of transfer of approximately $8.3 million.  This unrealized loss is amortized into interest income over the lives of the transferred securities.

Securities with amortized costs totaling $1.4 billion at September 30, 2014 and $1.4 billion at December 31, 2013 were pledged to secure public deposits and for other purposes required or permitted by law.  At September 30, 2014 and December 31, 2013, securities with an amortized cost of $216.3 million and $218.4 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2014
Mortgage-backed	$802	$118	$-	$920
Collateralized mortgage obligations	327,973	161	5,512	322,622
State & municipal	130,845	538	138	131,245
Total securities held to maturity	$459,620	$817	$5,650	$454,787
December 31, 2013
Mortgage-backed	$953	$128	$-	$1,081
Collateralized mortgage obligations	62,025	-	4,569	57,456
State & municipal	54,305	442	8	54,739
Total securities held to maturity	$117,283	$570	$4,577	$113,276

The following table sets forth information with regard to investment securities with unrealized losses for the periods presented:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

September 30, 2014
Investment securities available for sale:
Federal agency	$51,549	$(191)	7	$226,561	$(4,047)	19	$278,110	$(4,238)	26
State & municipal	946	(1)	4	2,109	(9)	9	3,055	(10)	13
Mortgage-backed	62,748	(69)	18	47,138	(713)	37	109,886	(782)	55
Collateralized mortgage obligations	67,121	(393)	9	42,329	(684)	6	109,450	(1,077)	15
Other securities	4,033	(142)	3	2,735	(100)	2	6,768	(242)	5
Total securities with unrealized losses	$186,397	$(796)	41	$320,872	$(5,553)	73	$507,269	$(6,349)	114

September 30, 2014
Investment securities held to maturity:
Collateralized mortgage obligations	$21,279	$(94)	3	$285,612	$(5,418)	23	$306,891	$(5,512)	26
State & municipal	48,620	(122)	128	5,322	(16)	19	53,942	(138)	147
Total securities with unrealized losses	$69,899	$(216)	131	$290,934	$(5,434)	42	360,833	$(5,650)	173

December 31, 2013
Investment securities available for sale:
Federal agency	$233,935	$(6,927)	20	$9,619	$(381)	1	$243,554	$(7,308)	21
State & municipal	50,328	(1,612)	177	-	-	-	50,328	(1,612)	177
Mortgage-backed	143,080	(2,216)	79	-	-	-	143,080	(2,216)	79
Collateralized mortgage obligations	379,273	(18,243)	36	-	-	-	379,273	(18,243)	36
Other securities	5,490	(203)	2	223	(25)	1	5,713	(228)	3
Total securities with unrealized losses	$812,106	$(29,201)	314	$9,842	$(406)	2	$821,948	$(29,607)	316

December 31, 2013
Investment securities held to maturity:
Collateralized mortgage obligations	$57,456	$(4,569)	5	$-	$-	-	$57,456	$(4,569)	5
State & municipal	1,012	(8)	1	-	-	-	1,012	(8)	1
Total securities with unrealized losses	$58,468	$(4,577)	6	$-	$-	-	$58,468	$(4,577)	6

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses or in other comprehensive income, depending on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.  If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss shall be recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes.

In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the historical and implied volatility of the fair value of the security.

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of September 30, 2014, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of September 30, 2014, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company's consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at September 30, 2014:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$28,387	$28,556
From one to five years	360,452	358,898
From five to ten years	174,046	176,437
After ten years	462,098	465,483
	$1,024,983	$1,029,374
Debt securities classified as held to maturity
Within one year	$27,414	$27,530
From one to five years	16,404	16,551
From five to ten years	84,702	84,831
After ten years	331,100	325,875
	$459,620	$454,787

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders' equity at September 30, 2014.

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

To develop and document a systematic methodology for determining the allowance for loan losses, the Company has divided the loan portfolio into three segments, each with different risk characteristics and methodologies for assessing risk.  Those segments are further segregated between our loans accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired in a business combination (referred to as "acquired" loans).  Each portfolio segment is broken down into class segments where appropriate.  Class segments contain unique measurement attributes, risk characteristics and methods for monitoring and assessing risk that are necessary to develop the allowance for loan losses.  Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class segment.  The following table illustrates the portfolio and class segments for the Company's loan portfolio:

Portfolio	Class
Commercial Loans	Commercial
Commercial Real Estate
Agricultural
Agricultural Real Estate
Business Banking

Consumer Loans	Indirect
Home Equity
Direct

Residential Real Estate Mortgages

Commercial Loans

The Company offers a variety of commercial loan products including commercial (non-real estate), commercial real estate, agricultural, agricultural real estate, and business banking loans.  The Company's underwriting analysis for commercial loans typically includes credit verification, independent appraisals, a review of the borrower's financial condition, and a detailed analysis of the borrower's underlying cash flows.

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

Residential Real Estate Mortgages
Residential real estate loans consist primarily of loans secured by first or second deeds of trust on primary residences.  We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage.  These loans are collateralized by owner-occupied properties located in the Company's market area.  Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance.  The Company's underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower's financial condition.  Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectability of the portfolio.  For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans, estimates of the Company's exposure to credit loss reflect a current assessment of a number of factors, which could affect collectability.  These factors include:  past loss experience;  size, trend, composition, and nature of loans;  changes in lending policies and procedures, including underwriting standards and collection,  charge-offs  and  recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company's market;  portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company's allowance for loan losses.  Such agencies may require the Company to make loan grade changes as well as recognize additions to the allowance based on their examinations.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments for the three and nine months ended September 30, 2014 and 2013:

Three months ended September 30,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of June 30, 2014	$35,123	$27,973	$6,205	$233	$69,534
Charge-offs	(1,517)	(3,979)	(481)	-	(5,977)
Recoveries	253	632	7	-	892
Provision	1,779	2,826	212	68	4,885
Ending Balance as of September 30, 2014	$35,638	$27,452	$5,943	$301	$69,334

Balance as of June 30, 2013	$37,704	$26,456	$6,806	$218	$71,184
Charge-offs	(3,489)	(3,746)	(374)	-	(7,609)
Recoveries	602	733	76	-	1,411
Provision	980	3,744	402	72	5,198
Ending Balance as of September 30, 2013	$35,797	$27,187	$6,910	$290	$70,184

Nine months ended September 30,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2013	$35,090	$27,694	$6,520	$130	$69,434
Charge-offs	(3,423)	(11,659)	(965)	-	(16,047)
Recoveries	966	2,087	247	-	3,300
Provision	3,005	9,330	141	171	12,647
Ending Balance as of September 30, 2014	$35,638	$27,452	$5,943	$301	$69,334

Balance as of December 31, 2012	$35,624	$27,162	$6,252	$296	$69,334
Charge-offs	(8,009)	(11,122)	(1,347)	-	(20,478)
Recoveries	1,485	2,406	179	-	4,070
Provision	6,697	8,741	1,826	(6)	17,258
Ending Balance as of September 30, 2013	$35,797	$27,187	$6,910	$290	$70,184

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.  As of September 30, 2014, included in the above tables, there was $3.0 million in the allowance for loan losses related to an acquired commercial loan.  There was no allowance as of September 30, 2013 related to acquired loans.  Net charge-offs related to acquired loans totaled approximately $0.3 million and $0.1 million during the three months ended September 30, 2014 and 2013, respectively, and are included in the table above.  Net charge-offs related to acquired loans totaled approximately $0.5 million during the nine months ended September 30, 2014 and 2013, respectively, and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of September 30, 2014 and December 31, 2013:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
As of September 30, 2014
Allowance for loan losses	$35,638	$27,452	$5,943	$301	$69,334

Allowance for loans individually evaluated for impairment	3,600	-	-		3,600

Allowance for loans collectively evaluated for impairment	$32,038	$27,452	$5,943	$301	$65,734

Ending balance of loans	$2,457,906	$2,029,046	$1,100,139		$5,587,091

Ending balance of originated loans individually evaluated for impairment	13,625	5,343	3,129		22,097
Ending balance of acquired loans individually evaluated for impairment	9,396	-	-		9,396
Ending balance of acquired loans collectively evaluated for impairment	348,017	163,019	277,759		788,795
Ending balance of originated loans collectively evaluated for impairment	$2,086,868	$1,860,684	$819,251		$4,766,803

As of December 31, 2013
Allowance for loan losses	$35,090	$27,694	$6,520	$130	$69,434

Allowance for loans individually evaluated for impairment	715	-	-		715

Allowance for loans collectively evaluated for impairment	$34,375	$27,694	$6,520	$130	$68,719

Ending balance of loans	$2,392,621	$1,972,537	$1,041,637		$5,406,795

Ending balance of originated loans individually evaluated for impairment	16,120	3,248	2,012		21,380
Ending balance of acquired loans individually evaluated for impairment	10,060	-	-		10,060
Ending balance of acquired loans collectively evaluated for impairment	392,329	219,587	308,416		920,332
Ending balance of originated loans collectively evaluated for impairment	$1,974,112	$1,749,702	$731,209		$4,455,023

Credit Quality of Loans
Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes or circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.  The Company's nonaccrual policies are the same for all classes of financing receivable.

If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected.  Nonaccrual loans are returned to accrual status when they become current as to principal and interest and demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest.  When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part.  For loans in all portfolios, the principal amount is charged off in full or in part as soon as management determines, based on available facts, that the collection of principal in full is improbable.  For commercial loans, management considers specific facts and circumstances relative to individual credits in making such a determination.  For consumer and residential loan classes, management uses specific guidance and thresholds from the Federal Financial Institutions Examination Council's Uniform Retail Credit Classification and Account Management Policy.

The following table illustrates the Company's nonaccrual loans by loan class:

Loans on Nonaccrual Status as of:

(In thousands)	September 30, 2014	December 31, 2013
ORIGINATED
Commercial Loans
Commercial	$2,890	$3,669
Commercial Real Estate	6,565	7,834
Agricultural	993	1,135
Agricultural Real Estate	963	961
Business Banking	7,606	5,701
	19,017	19,300

Consumer Loans
Indirect	1,606	1,461
Home Equity	6,748	5,931
Direct	104	86
	8,458	7,478

Residential Real Estate Mortgages	8,388	7,105

	$35,863	$33,883

ACQUIRED
Commercial Loans
Commercial	$6,046	$6,599
Commercial Real Estate	3,369	3,559
Business Banking	631	1,340
	10,046	11,498

Consumer Loans
Indirect	125	93
Home Equity	663	570
Direct	34	49
	822	712

Residential Real Estate Mortgages	3,800	3,872

	14,668	16,082

TOTAL NONACCRUAL LOANS	$50,531	$49,965

The following tables set forth information with regard to past due and nonperforming loans by loan class as of September 30, 2014 and December 31, 2013:

Age Analysis of Past Due Financing Receivables
As of September 30, 2014
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$670	$270	$-	$940	$2,890	$618,680	$622,510
Commercial Real Estate	104	561	-	665	6,565	1,013,177	1,020,407
Agricultural	55	20	-	75	993	33,292	34,360
Agricultural Real Estate	-	-	-	-	963	25,360	26,323
Business Banking	1,415	53	-	1,468	7,606	387,819	396,893
	2,244	904	-	3,148	19,017	2,078,328	2,100,493

Consumer Loans
Indirect	14,686	2,560	1,785	19,031	1,606	1,287,966	1,308,603
Home Equity	3,955	1,528	686	6,169	6,748	488,674	501,591
Direct	464	111	56	631	104	55,098	55,833
	19,105	4,199	2,527	25,831	8,458	1,831,738	1,866,027
Residential Real Estate Mortgages	2,943	172	1,404	4,519	8,388	809,473	822,380
	$24,292	$5,275	$3,931	$33,498	$35,863	$4,719,539	$4,788,900

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$6,046	$83,543	$89,589
Commercial Real Estate	-	-	-	-	3,369	203,288	206,657
Business Banking	202	-	-	202	631	60,334	61,167
	202	-	-	202	10,046	347,165	357,413

Consumer Loans
Indirect	451	60	82	593	125	77,090	77,808
Home Equity	185	61	-	246	663	78,627	79,536
Direct	31	1	9	41	34	5,600	5,675
	667	122	91	880	822	161,317	163,019
Residential Real Estate Mortgages	1,539	445	-	1,984	3,800	271,975	277,759
	$2,408	$567	$91	$3,066	$14,668	$780,457	$798,191
Total Loans	$26,700	$5,842	$4,022	$36,564	$50,531	$5,499,996	$5,587,091

Age Analysis of Past Due Financing Receivables
As of December 31, 2013
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$105	$247	$-	$352	$3,669	$612,402	$616,423
Commercial Real Estate	1,366	-	-	1,366	7,834	925,116	934,316
Agricultural	150	21	-	171	1,135	63,856	65,162
Agricultural Real Estate	519	-	-	519	961	35,172	36,652
Business Banking	1,228	122	105	1,455	5,701	330,523	337,679
	3,368	390	105	3,863	19,300	1,967,069	1,990,232

Consumer Loans
Indirect	14,093	2,878	1,583	18,554	1,461	1,141,829	1,161,844
Home Equity	6,033	1,888	1,115	9,036	5,931	517,856	532,823
Direct	679	125	46	850	86	57,347	58,283
	20,805	4,891	2,744	28,440	7,478	1,717,032	1,752,950
Residential Real Estate Mortgages	3,951	379	808	5,138	7,105	720,978	733,221
	$28,124	$5,660	$3,657	$37,441	$33,883	$4,405,079	$4,476,403

ACQUIRED
Commercial Loans
Commercial	$24	$-	$-	$24	$6,599	$96,603	$103,226
Commercial Real Estate	-	-	-	-	3,559	225,455	229,014
Business Banking	320	2	-	322	1,340	68,487	70,149
	344	2	-	346	11,498	390,545	402,389

Consumer Loans
Indirect	939	113	71	1,123	93	123,870	125,086
Home Equity	753	63	-	816	570	85,690	87,076
Direct	76	56	9	141	49	7,235	7,425
	1,768	232	80	2,080	712	216,795	219,587
Residential Real Estate Mortgages	1,725	-	-	1,725	3,872	302,819	308,416
	$3,837	$234	$80	$4,151	$16,082	$910,159	$930,392
Total Loans	$31,961	$5,894	$3,737	$41,592	$49,965	$5,315,238	$5,406,795

There were no material commitments to extend further credit to borrowers with nonperforming loans.

Impaired Loans
The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified and nonperforming loans with outstanding balances of $0.5 million or more and all troubled debt restructured loans ("TDR")  are evaluated for impairment through the Company's quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan's observable market price.  All impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  Any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for loan losses.

The following table provides information on loans specifically evaluated for impairment as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(in thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans
Commercial	$1,894	$2,019		$4,721	$4,777
Commercial Real Estate	6,830	6,845		4,613	5,164
Agricultural	98	168		125	195
Agricultural Real Estate	1,388	1,684		1,431	1,708
Business Banking	652	1,052		210	602
Total Commercial Loans	10,862	11,768		11,100	12,446

Consumer Loans
Home Equity	5,343	5,849		3,248	3,472

Residential Real Estate Mortgages	3,129	3,494		2,012	2,255
Total	19,334	21,111		16,360	18,173

With an allowance recorded:
Commercial Loans
Commercial Real Estate	2,763	4,619	$600	5,020	6,877	715

ACQUIRED
With no related allowance recorded:
Commercial Loans
Commercial	-	-		6,501	6,538
Commercial Real Estate	3,368	3,832		3,559	3,842
Total Commercial Loans	3,368	3,832		10,060	10,380

With an allowance recorded:
Commercial Loans
Commercial	6,028	6,382	3,000	-	-	-

Total:	$31,493	$35,944	$3,600	$31,440	$35,430	$715

The following tables summarize the average recorded investments on impaired loans specifically evaluated for impairment and the interest income recognized for the three months ended September 30, 2014 and 2013:

	For the three months ended
	September 30, 2014		September 30, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans
Commercial	$1,957	$-	$2,727	$28
Commercial Real Estate	9,619	43	11,853	29
Agricultural	102	-	136	-
Agricultural Real Estate	1,395	12	1,381	12
Business Banking	677	10	50	-
Consumer Loans
Home Equity	5,435	85	3,240	43
Residential Real Estate Mortgage	2,961	29	2,202	25
Total Originated	$22,146	$179	$21,589	$137

ACQUIRED
Commercial Loans
Commercial	6,161	-	-	-
Commercial Real Estate	3,398	-	1,329	-
Total Acquired	$9,559	$-	$1,329	$-

Total Loans	$31,705	$179	$22,918	$137

	For the nine months ended
	September 30, 2014		September 30, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans
Commercial	$2,001	$-	$3,789	$86
Commercial Real Estate	10,400	127	11,550	50
Agricultural	115	1	224	1
Agricultural Real Estate	1,410	35	1,091	36
Business Banking	509	33	66	3
Consumer Loans
Home Equity	5,099	188	3,072	101
Residential Real Estate Mortgage	2,864	79	2,106	53
Total Originated	$22,398	$463	$21,898	$330

ACQUIRED
Commercial Loans
Commercial	6,303	-	-	-
Commercial Real Estate	3,461	-	1,332	-
Total Acquired	$9,764	$-	$1,332	$-
Total Loans	$32,162	$463	$23,230	$330

Credit Quality Indicators
The Company has developed an internal loan grading system to evaluate and quantify the Company's loan portfolio with respect to quality and risk.  The system focuses on, among other things, financial strength of borrowers, experience and depth of borrower's management, primary and secondary sources of repayment, payment history, nature of the business, and outlook on particular industries.  The internal grading system enables the Company to monitor the quality of the entire loan portfolio on a consistent basis and provide management with an early warning system, enabling recognition and response to problem loans and potential problem loans.

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

●	Doubtful
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

●	Substandard
Substandard loans have a high probability of payment default, or they have other well-defined weaknesses. They require more intensive supervision by bank management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. For some Substandard loans, the likelihood of full collection of interest and principal may be in doubt and those loans should be placed on nonaccrual. Although Substandard assets in the aggregate will have a distinct potential for loss, an individual asset's loss potential does not have to be distinct for the asset to be rated Substandard.

●	Special Mention
Special Mention loans have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company's position at some future date. These loans pose elevated risk, but their weakness does not yet justify a Substandard classification. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or may be struggling with an ill-proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a Special Mention rating. Although a Special Mention loan has a higher probability of default than a pass asset, its default is not imminent.

●	Pass
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

The following tables illustrate the Company's credit quality by loan class as of September 30, 2014 and December 31, 2013:

Credit Quality Indicators
As of September 30, 2014

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$574,661	$966,884	$31,793	$24,529	$1,597,867
Special Mention	10,153	18,044	291	42	28,530
Substandard	37,696	35,479	2,264	1,752	77,191
Doubtful	-	-	12	-	12
Total	$622,510	$1,020,407	$34,360	$26,323	$1,703,600

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$377,043				$377,043
Classified	19,850				19,850
Total	$396,893				$396,893

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,305,212	$494,157	$55,673		$1,855,042
Nonperforming	3,391	7,434	160		10,985
Total	$1,308,603	$501,591	$55,833		$1,866,027

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$812,588				$812,588
Nonperforming	9,792				9,792
Total	$822,380				$822,380

Credit Quality Indicators
As of September 30, 2014

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Total
Pass	$76,876	$190,740	$-	$267,616
Special Mention	3,633	4,213	-	7,846
Substandard	9,080	11,704	-	20,784
Total	$89,589	$206,657	$-	$296,246

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$56,370			$56,370
Classified	4,797			4,797
Total	$61,167			$61,167

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$77,601	$78,873	$5,632	$162,106
Nonperforming	207	663	43	913
Total	$77,808	$79,536	$5,675	$163,019

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$273,959			$273,959
Nonperforming	3,800			3,800
Total	$277,759			$277,759

Credit Quality Indicators
As of December 31, 2013

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$576,079	$878,411	$60,043	$33,136	$1,547,669
Special Mention	16,836	22,777	381	43	40,037
Substandard	23,508	33,128	4,726	3,473	64,835
Doubtful	-	-	12	-	12
Total	$616,423	$934,316	$65,162	$36,652	$1,652,553

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$319,578				$319,578
Classified	18,101				18,101
Total	$337,679				$337,679
Total
Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,158,800	$525,777	$58,151		$1,742,728
Nonperforming	3,044	7,046	132		10,222
Total	$1,161,844	$532,823	$58,283		$1,752,950

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$725,308				$725,308
Nonperforming	7,913				7,913
Total	$733,221				$733,221

Credit Quality Indicators
As of December 31, 2013

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Total
Pass	$85,692	$205,010	$-	$290,702
Special Mention	2,230	6,183	-	8,413
Substandard	15,304	17,821	-	33,125
Total	$103,226	$229,014	$-	$332,240

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$65,437			$65,437
Classified	4,712			4,712
Total	$70,149			$70,149

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$124,922	$86,506	$7,367	$218,795
Nonperforming	164	570	58	792
Total	$125,086	$87,076	$7,425	$219,587

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$304,544			$304,544
Nonperforming	3,872			3,872
Total	$308,416			$308,416

Troubled Debt Restructured Loans
The Company's loan portfolio includes certain loans that have been modified where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from the Company's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.  Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount.

When the Company modifies a loan, management evaluates any possible impairment based on the present value of the expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral.  In these cases, management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows.  If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized by segment or class of loan as applicable, through an allowance estimate or a charge-off to the allowance.  Segment and class status is determined by the loan's classification at origination.

TDRs that occurred during the three month period ending September 30, 2014 consisted of one home equity loan totaling $25,000,  seven direct consumer loans totaling $0.2 million, and three residential real estate mortgages totaling $0.2 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the three month period ending September 30, 2014 there was one default on a home equity loan TDR totaling $25,000 and one default on a residential real estate mortgage loan TDR totaling $48,000.

TDRs that occurred during the nine month period ending September 30, 2014 consisted of seven home equity loans totaling $0.3 million, two commercial loans totaling $0.6 million, 40 direct consumer loans totaling $2.7 million, 19 residential real estate mortgages totaling $2.2 million and two indirect consumer loans totaling $0.1 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the nine month period ending September 30, 2014 there were seven defaults on home equity loan TDRs totaling $0.5 million.

TDRs that occurred during the three month period ending September 30, 2013 consisted of three commercial loans totaling $6.1 million,  nine home equity loans totaling $0.4 million, and five residential real estate mortgage totaling $0.3 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the three month period ending September 30, 2013 there was one default on home equity loan TDR totaling $0.1 million.

TDRs that occurred during the nine month period ending September 30, 2013 consisted of four commercial loans totaling $7.0 million,  20 home equity loans totaling $1.0 million, and six residential real estate mortgage totaling $0.5 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the nine month period ending September 30, 2013 there was one default on a home equity loan TDR totaling $25,000, two defaults on indirect consumer loan TDRs totaling $0.1 million, three defaults on direct consumer loan TDRs totaling $0.1 million, and three defaults on residential real estate mortgage loan TDRs totaling $0.2 million.

Note 5.                          Long-Term Debt
.
As part of a debt restructuring strategy initiated during the second quarter of 2014, the Company repaid $165.0 million in long-term borrowings, resulting in $17.9 million in prepayment penalties.  Prepayment penalties of $4.6 million were recognized as expense in the second quarter of 2014 and $13.3 million were recognized in the third quarter of 2014 upon completion of the restructure strategy.

Note 6.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan ("the Plan") covering substantially all of its employees at September 30, 2014.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 ("ERISA") standards. Assets of the plan are invested in publicly traded stocks and bonds.  The Company is not required to make contributions to the Plan in 2014, and did not do so during the nine months ended September 30, 2014.

The Company assumed a noncontributory, defined benefit pension plan in the Alliance Financial Corporation ("Alliance") acquisition.  This plan covers certain Alliance full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen.  Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation.  Effective May 1, 2013, this plan was merged into the Plan.

Market conditions can result in an unusually high degree of volatility and increase the risks and short term liquidity associated with certain investments held by the Plan which could impact the value of these investments.

In addition to the Plan, the Company also provides supplemental employee retirement plans to certain current and former executives.  These supplemental employee retirement plans and the Plan are collectively referred to herein as "Pension Benefits."

Also, the Company provides certain health care benefits for retired employees.  Benefits are accrued over the employees' active service period. Only employees that were employed by the Company on or before January 1, 2000 are eligible to receive postretirement health care benefits.  In addition, the Company assumed post-retirement medical life insurance benefits for certain Alliance employees, retirees and their spouses, if applicable, in the Alliance acquisition.  These postretirement benefits are referred to herein as "Other Benefits."  The components of expense for Pension Benefits and Other Benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
Components of net periodic (benefit) cost:	2014	2013	2014	2013
Service cost	$587	$604	$4	$6
Interest cost	1,040	830	90	75
Expected return on plan assets	(2,175)	(1,929)	-	-
Net amortization	25	711	(6)	(2)
Total cost (benefit)	$(523)	$216	$88	$79

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic (benefit) cost:	2014	2013	2014	2013
Service cost	$1,761	$1,813	$12	$18
Interest cost	3,120	2,489	270	224
Expected return on plan assets	(6,525)	(5,786)	-	-
Net amortization	75	2,025	(18)	219
Total cost (benefit)	$(1,569)	$541	$264	$461

Note 7.	Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's dilutive stock options and restricted stock units).

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended September 30,	2014	2013
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,882	43,711
Net income available to common shareholders	10,912	19,257
Basic EPS	$0.25	$0.44

Diluted EPS:
Weighted average common shares outstanding	43,882	43,711
Dilutive effect of common stock options and restricted stock	523	424
Weighted average common shares and common share equivalents	44,405	44,135
Net income available to common shareholders	10,912	19,257
Diluted EPS	$0.25	$0.44

Nine months ended September 30,	2014	2013
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,847	41,375
Net income available to common shareholders	56,561	43,822
Basic EPS	$1.29	$1.06

Diluted EPS:
Weighted average common shares outstanding	43,847	41,375
Dilutive effect of common stock options and restricted stock	507	394
Weighted average common shares and common share equivalents	44,354	41,769
Net income available to common shareholders	56,561	43,822
Diluted EPS	$1.28	$1.05

There were 501,843 stock options for the quarter ended September 30, 2014 and 972,403 stock options for the quarter ended September 30, 2013 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

There were 502,836 stock options for the nine months ended September 30, 2014 and 1,157,135 stock options for the nine months ended September 30, 2013 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

Note 8.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss) (in thousands):

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income (loss)
	Three months ended
	September 30, 2014	September 30, 2013
Securities:
Gains on available for sale securities	$(38)	$(329)	Net securities (gains) losses
Amortization of unrealized gains and losses related to securities transfer	(99)	-	Interest income
Tax expense (benefit)	55	132	Income tax expense
Net of tax	$(82)	$(197)

Pension and other benefits:
Amortization of net gains	$74	$765	Salaries and employee benefits
Amortization of prior service costs	(56)	(56)	Salaries and employee benefits
Tax benefit	7	283	Income tax expense
Net of tax	$11	$426

Total reclassifications during the period, net of tax	$(71)	$229

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income (loss)
	Nine months ended
	September 30, 2014	September 30, 2013
Securities:
Gains on available for sale securities	$(58)	(1,413)	Net securities gains
Amortization of unrealized gains and losses related to securities transfer	(99)	-	Interest income
Tax expense	63	565	Income tax expense
Net of tax	$(94)	$(848)

Pension and other benefits:
Amortization of net gains	$222	$2,411	Salaries and employee benefits
Amortization of prior service costs	(166)	(167)	Salaries and employee benefits
Tax benefit	22	890	Income tax expense
Net of tax	$34	$1,354

Total reclassifications during the period, net of tax	$(60)	$506

Note 9.	Fair Value Measurements and Fair Value of Financial Instruments

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate will be used. Management's best estimate consists of both internal and external support on certain Level 3 investments. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

For the nine month period ending September 30, 2014, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company's financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014
Assets:
Securities Available for Sale:
U.S. Treasury	$23,213	$-	$-	$23,213
Federal Agency	-	333,317	-	333,317
State & municipal	-	41,521	-	41,521
Mortgage-backed	-	374,059	-	374,059
Collateralized mortgage obligations	-	257,264	-	257,264
Other securities	7,079	8,049	-	15,128
Total Securities Available for Sale	$30,292	$1,014,210	$-	$1,044,502
Trading Securities	7,622	-	-	7,622
Interest Rate Swaps	-	2,520	-	2,520
Total	$37,914	$1,016,730	$-	$1,054,644

Liabilities:
Interest Rate Swaps	$-	$2,520	$-	$2,520
Total	$-	$2,520	$-	$2,520

December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets:
Securities Available for Sale:
U.S. Treasury	$43,616	$-	$-	$43,616
Federal Agency	-	278,915	-	278,915
State & municipal	-	113,665	-	113,665
Mortgage-backed	-	364,164	-	364,164
Collateralized mortgage obligations	-	549,528	-	549,528
Other securities	6,796	8,197	-	14,993
Total Securities Available for Sale	$50,412	$1,314,469	$-	$1,364,881
Trading Securities	5,779	-	-	5,779
Interest Rate Swaps	-	281	-	281
Total	$56,191	$1,314,750	$-	$1,370,941

Liabilities:
Interest Rate Swaps	$-	$281	$-	$281
Total	$-	$281	$-	$281

Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices).  The majority of the other investment securities are reported at fair value utilizing Level 2 inputs.  The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities.  Prices obtained from these sources include prices derived from market quotations and matrix pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.  Management reviews the methodologies used in pricing the securities by its third party providers.

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurements recorded during the nine month period ended September 30, 2014 were related to impaired loans and the aforementioned held to maturity securities that were transfered from available for sale during the period.  During the nine month period ending September 30, 2014, the Company recorded $8.8 million of loans at fair value resulting in a loss of $3.6 million.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at September 30, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		September 30, 2014		December 31, 2013
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$459,620	$454,787	$117,283	$113,276
Net loans	3	5,517,757	5,561,963	5,337,361	5,386,520
Financial liabilities
Time deposits	2	$1,076,650	$1,071,564	$1,021,142	$1,023,982
Long-term debt	2	131,056	132,341	308,823	325,195
Junior subordinated debt	2	101,196	106,054	101,196	105,121

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

Securities Held to Maturity
The fair value of the Company's investment securities held to maturity is primarily measured using information from a third party pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

Net Loans
The fair value of the Company's loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made for the same remaining maturities.  Loans were first segregated by type, and then further segmented into fixed and variable rate and loan quality categories.  Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Time Deposits
The fair value of time deposits was estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.  The fair values of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

Long-Term Debt
The fair value of long-term debt was estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.

Junior Subordinated Debt
The fair value of junior subordinated debt has been estimated using a discounted cash flow analysis.

Note 10.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $1.2 billion at September 30, 2014 and $1.1 billion at December 31, 2013.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $37.6 million at September 30, 2014 and $36.8 million at December 31, 2013.  As of September 30, 2014, the fair value of standby letters of credit was not significant to the Company's consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $38.9 million at September 30, 2014 and $41.3 million at December 31, 2013.  As of September 30, 2014, the fair value of commercial letters of credit was not significant to the Company's consolidated financial statements.

Note 11.	Sale of Equity Investment

On April 17, 2014, NBT Capital Corp., a wholly-owned subsidiary of NBT, sold to LendingClub Corporation, its 20% ownership interest in Springstone Financial, LLC, which NBT originally acquired in exchange for a $3 million investment, as part of LendingClub's acquisition of all of the outstanding equity in Springstone. In total, LendingClub paid the group of selling equityholders a purchase price equal to $140 million in cash and preferred stock. As a result of this sale, the Company recognized a gain of $19.4 million during the second quarter of 2014.  There is $5.2 million in proceeds being held in escrow for indemnification provisions of the sale contract which will be recognized into income in 2015 when the conditions of the contract have been deemed to be satisfied

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the "Bank"), NBT Financial Services, Inc. ("NBT Financial"), and NBT Holdings, Inc. ("NBT Holdings") (collectively referred to herein as the "Company"). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2013 for an understanding of the following discussion and analysis.  Operating results for the nine-month period ending September 30, 2014 are not necessarily indicative of the results of the full year ending December 31, 2014 or any future period.

Forward-looking Statements
Certain statements in this filing and future filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts,"  "projects,"  "will,"  "can," "would," "should," "could," "may," or other similar terms. There are a number of factors, many of which are beyond the Company's control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company's assessment of that impact; (2) changes in the level of non-performing assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company's borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply including those under the Dodd-Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (17) changes in the Company's organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company's success at managing the risks involved in the foregoing items.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including those described above and other factors discussed in the Company's annual and quarterly reports previously filed with the Securities and Exchange Commission, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

Unless required by law, the Company does not undertake, and specifically disclaims any obligations to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Non-GAAP Measures
This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures adjust GAAP measures to exclude the effects of sales of securities and certain non-recurring and merger-related expenses.  Where non-GAAP disclosures are used in this Quarterly Report on Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables.  Management believes that these non-GAAP measures provide useful information that is important to an understanding of the operating results of the Company's core business due to the non-recurring nature of the excluded items.  Non-GAAP measures should not be considered substitutes for financial measures determined in accordance with GAAP and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

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

Management  of  the  Company  considers  the  accounting  policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty  in  evaluating  the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance may need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provision for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company's nonperforming loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral values were significantly lower, the Company's allowance for loan loss policy would also require additional provision for loan losses.

Management is required to make various assumptions in valuing the Company's pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Citigroup Pension Liability Index, market interest rates and discounted cash flows in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

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

The Company is subject to examinations from various taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgments used to record tax-related assets or liabilities have been appropriate.  Should tax laws change or the taxing authorities determine that management's assumptions were inappropriate, an adjustment may be required which could have a material adverse effect on the Company's results of operations.

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

As a result of acquisitions, the Company has acquired goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually or when business conditions suggest that an impairment may have occurred.  Goodwill will be reduced to its carrying value through a charge to earnings if impairment exists.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and Company-specific risk indicators, all of which are susceptible to change based on changes in economic conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company's results of operations.

The Company's policies on the allowance for loan losses, pension accounting, acquired loans, provision for income taxes and intangible assets are disclosed in Note 1 to the consolidated financial statements presented in our 2013 Annual Report on Form 10-K.  All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company's financial performance is reported.

Overview
Significant factors management reviews to evaluate the Company's operating results and financial condition include, but are not limited to:  net income and earnings per share, return on average assets, equity and tangible common equity, net interest margin, noninterest income, operating expenses, certain core results, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first nine months of 2014:

·	Core net income of $57.3 million for the nine months ended September 30, 2014 was up 11.3% from the same period in 2013

·	Net interest margin was 3.61% for the nine months ended September 30, 2014, down 6 basis points from the same period in 2013

·	Sold 20% ownership interest in Springstone LLC ("Springstone") recognizing a $19.4 million gain during the second quarter of 2014

·
Restructured $165 million in long-term long-term borrowings, resulting in $17.9 million in gross prepayment penalties (non-core) recognized in the first nine months of 2014, which lowered the cost of the restructured long-term funding by approximately 200 basis points

·	9% average year to date organic retail demand deposit growth

The following table depicts several annualized measurements of performance using core and GAAP net income that management reviews in analyzing the Company's performance. Returns on average assets and average equity measure how effectively an entity utilizes its total resources and capital, respectively.

(Dollars in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation of Non-GAAP Financial Measures:
Reported net income (GAAP)	$10,912	$19,257	$56,561	$43,822
Adj: (Gain) / Loss on sale of securities, net (net of tax)	(25)	(228)	(39)	(981)
Adj: Other adjustments (net of tax) (1)	83	110	198	110
Adj: Gain on sale of Springstone (net of tax
and related incentive compensation)	-	-	(11,168)	-
Adj: Prepayment penalties related to debt
restructuring (net of tax)	8,833	-	11,758	-
Plus: Merger related expenses (net of tax)	-	224	-	8,529
Total Adjustments	8,891	106	749	7,658
Core net income	$19,803	$19,363	$57,310	$51,480

Performance measures:
Core Return on Average Assets (2)	1.01%	1.02%	0.99%	0.96%
Return on Average Assets (2)	0.55%	1.01%	0.98%	0.82%
Core Return on Average Equity (2)	9.19%	9.67%	9.09%	9.20%
Return on Average Equity (2)	5.06%	9.62%	8.97%	7.83%
Core Return on Average Tangible Common Equity (2)(3)	14.35%	15.95%	14.36%	14.75%
Return on Average Tangible Common Equity (2)(3)	8.15%	15.86%	14.18%	12.64%

(1) Primarily net gain on settlement of litigation and reorganization expenses for 2014 and reorganization expenses for 2013
(2) Annualized
(3) Excludes amortization of intangible assets (net of tax) from net income and average tangible common equity is calculated as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Average stockholders' equity	$855,164	$794,273	$843,005	$748,277
Less: average goodwill and other intangibles	285,993	292,271	287,778	262,277
Average tangible common equity	$569,171	$502,002	$555,227	$486,000

Results of Operations

Reported net income for the three months ended September 30, 2014 was $10.9 million, down from $27.6 million for the previous quarter, and down from $19.3 million for the same period last year.  Reported net income for the three months ended September 30, 2014 included prepayment penalties totaling $8.8 million (after taxes) related to our previously reported long-term debt restructure strategy.  Reported net income for the previous quarter ended June 30, 2014 included an $11.2 million net gain (after taxes and related incentive compensation) on the sale of our ownership interest in Springstone LLC ("Springstone"), partially offset by prepayment penalties totaling $2.9 million (after taxes) related to our long-term debt restructure strategy.  Reported earnings per diluted share for the three months ended September 30, 2014 was $0.25 as compared to $0.62 for the previous quarter and $0.44 for the same period in 2013.

Core net income for the three months ended September 30, 2014 was $19.8 million, up 3.8% from $19.1 million for the previous quarter and up 2.3% from $19.4 million for the same period in 2013.  Core diluted earnings per share for the three months ended September 30, 2014 was $0.45, up from $0.43 for the previous quarter and up from $0.44 for the same period in 2013.

Reported net income for the nine months ended September 30, 2014 was $56.6 million, up from $43.8 million for the same period last year, which included the aforementioned net Springstone gain and long-term prepayment penalties in 2014 and approximately $12.3 million in merger-related expenses in 2013.  Reported earnings per diluted share for the nine months ended September 30, 2014 was $1.28 as compared to $1.05 for the same period in 2013.

Core net income for the nine months ended September 30, 2014 was $57.3 million, up 11.3% from $51.5 million for the same period in 2013.  Core diluted earnings per share for the nine months ended September 30, 2014 was $1.29, up from $1.23 for the same period in 2013.

The reported results for the third quarter and first nine months of 2014 and 2013 both contained items which the Company considers non-core, such as gain on the sale of the Springstone equity investment, long-term debt restructure prepayment penalties, merger expenses, securities gains, and other items not considered core to our operations.

Net Interest Income
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings.  Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the key determining factors in a financial institution's performance as it is the principal source of earnings.

Net interest income was $63.8 million for the third quarter of 2014, up 1.9% from the previous quarter, and up 2.5% from the same period last year.  Fully taxable equivalent ("FTE") net interest margin was 3.61% for the three months ended September 30, 2014, up from 3.60% from the prior quarter, and down from 3.65% for the third quarter of 2013.  Average interest earning assets were up $44.0 million, or 0.6%, for the third quarter of 2014 as compared to the prior quarter, driven primarily by organic loan production.  The increase in average interest earning assets was partially offset by slight rate compression on earning assets, which decreased from 3.94% during the second quarter of 2014 to 3.91% for the third quarter of 2014.  This rate compression was driven primarily by decreasing loan yields from 4.42% for the second quarter of 2014 to 4.38% for the third quarter of 2014.  As a result of the increase in average earning assets, interest income was up 1.0% for the third quarter of 2014 as compared to the prior quarter.  Average interest bearing liabilities decreased $32.9 million, or 0.6%, from the second quarter of 2014 to the third quarter of 2014.  The rates paid on interest bearing liabilities decreased by 4 basis points from the second quarter of 2014 to the third quarter of 2014.  This decrease was primarily driven by a 46 basis point decrease in the rate paid on long-term debt resulting from the aforementioned debt restructuring completed in the third quarter of 2014.  The decrease in average balances combined with the decrease in the rates paid on interest bearing liabilities resulted in an 8.7% decrease in interest expense for the third quarter of 2014 as compared to the prior quarter.

Net interest income was $187.9 million for the nine months ended September 30, 2014, up 6.7% from the same period in 2013.  FTE net interest margin was 3.61% for the nine months ended September 30, 2014, down from 3.67% from the nine months ended September 30, 2013.  Average interest earning assets were up $535.2 million, or 8.2%, for the nine months ended September 30, 2014 as compared to the same period in 2013.  This increase was driven primarily by the acquisition of Alliance Financial Corporation ("Alliance") in March 2013 as well as organic loan production during the past several quarters.  The increase in average interest earning assets was partially offset by rate compression on earning assets, as their yield decreased from 4.16% during the nine months ended September 30, 2013 to 3.95% for the nine months ended September 30, 2014.  This rate compression was driven primarily by decreasing loan yields from 4.75% for the nine months ended 2013 to 4.43% for the nine months ended September 30, 2014.  As a result of the increase in average earning assets, interest income was up 3.1% for the nine months ended September 30, 2014 as compared to the same period in 2013.  Average interest bearing liabilities increased $282.3 million, or 5.8%, for the first nine months of 2014 as compared to the same period in 2013.  This increase was due primarily to an increase in deposits resulting from organic deposit growth as well as the aforementioned acquisition of Alliance.  The rates paid on interest bearing liabilities for the first nine months of 2014 decreased by 18 basis points from the first nine months of 2013.  This decrease was primarily driven by a decrease of 10 basis points in rates paid on deposits from improved funding mix as well as a 55 basis point decrease in the rate paid on long-term debt due primarily to maturity of long-term debt in the prior year, as well as the aforementioned debt restructuring in the second and third quarters of 2014.

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

Three Months ended September 30,
		2014			2013
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$4,791	$7	0.54%	$1,955	$9	1.73%
Securities available for sale (1)(2)	1,263,375	6,403	2.01%	1,387,714	6,994	2.00%
Securities held to maturity (1)	234,403	1,678	2.84%	118,781	1,059	3.54%
Investment in FRB and FHLB Banks	39,459	504	5.06%	43,895	465	4.20%
Loans and leases (3)	5,563,206	61,380	4.38%	5,309,446	62,008	4.63%
Total interest earning assets	$7,105,234	$69,972	3.91%	$6,861,791	$70,535	4.08%
Other assets	697,814			671,482
Total assets	$7,803,048			$7,533,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,452,287	$682	0.19%	$1,360,067	$528	0.15%
NOW deposit accounts	927,026	128	0.05%	877,387	285	0.13%
Savings deposits	1,025,795	182	0.07%	984,093	227	0.09%
Time deposits	1,032,370	2,506	0.96%	1,081,549	2,959	1.09%
Total interest bearing deposits	$4,437,478	$3,498	0.31%	$4,303,096	$3,999	0.37%
Short-term borrowings	447,761	262	0.23%	383,238	232	0.24%
Junior subordinated debt	101,196	544	2.13%	101,196	551	2.16%
Long-term debt	170,223	1,067	2.49%	309,069	2,561	3.29%
Total interest bearing liabilities	$5,156,658	$5,371	0.41%	$5,096,599	$7,343	0.57%
Demand deposits	1,708,632			1,559,506
Other liabilities	82,594			82,896
Stockholders' equity	855,164			794,272
Total liabilities and stockholders' equity	$7,803,048			$7,533,273
Net interest income (FTE)		64,601			63,192
Interest rate spread			3.50%			3.51%
Net interest margin			3.61%			3.65%
Taxable equivalent adjustment		838			966
Net interest income		$63,763			$62,226

(1) Securities are shown at average amortized cost
(2) Excluding unrealized gains or losses
(3) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Nine Months ended September 30,
		2014			2013
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$3,821	$21	0.73%	$39,191	$107	0.36%
Securities available for sale (1)(2)	1,340,044	20,614	2.06%	1,338,637	20,207	2.02%
Securities held to maturity (1)	157,784	3,727	3.16%	78,291	2,665	4.55%
Investment in FRB and FHLB Banks	41,992	1,531	4.88%	36,947	1,261	4.56%
Loans and leases (3)	5,502,656	182,383	4.43%	5,018,022	178,177	4.75%
Total interest earning assets	7,046,297	$208,276	3.95%	$6,511,088	$202,417	4.16%
Other assets	685,861			644,332
Total assets	$7,732,158			$7,155,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,435,155	$1,748	0.16%	$1,318,304	$1,462	0.15%
NOW deposit accounts	940,064	$384	0.05%	868,167	1,174	0.18%
Savings deposits	1,022,212	$551	0.07%	914,255	581	0.08%
Time deposits	1,001,301	$7,099	0.95%	1,078,165	9,228	1.14%
Total interest bearing deposits	$4,398,732	$9,782	0.30%	$4,178,891	$12,445	0.40%
Short-term borrowings	410,242	$702	0.23%	261,428	341	0.17%
Junior subordinated debt	101,196	$1,620	2.14%	94,965	1,539	2.17%
Long-term debt	256,084	$5,709	2.98%	348,715	9,196	3.53%
Total interest bearing liabilities	$5,166,254	$17,813	0.46%	$4,883,999	$23,521	0.64%
Demand deposits	1,640,097			1,446,802
Other liabilities	82,802			76,342
Stockholders' equity	843,005			748,277
Total liabilities and stockholders' equity	$7,732,158			$7,155,420
Net interest income (FTE)		190,463			178,896
Interest rate spread			3.49%			3.52%
Net interest margin			3.61%			3.67%
Taxable equivalent adjustment		2,609			2,875
Net interest income		$187,854			$176,021

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

Three months ended September 30,
	Increase (Decrease)
	2014 over 2013
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$7	$(9)	$(2)
Securities available for sale	(630)	39	(591)
Securities held to maturity	862	(243)	619
Investment in FRB and FHLB Banks	(50)	89	39
Loans and leases	2,888	(3,516)	(628)
Total interest income	3,077	(3,640)	(563)

Money market deposit accounts	38	116	154
NOW deposit accounts	15	(172)	(157)
Savings deposits	9	(54)	(45)
Time deposits	(130)	(323)	(453)
Short-term borrowings	38	(8)	30
Trust preferred debentures	-	(7)	(7)
Long-term debt	(969)	(525)	(1,494)
Total interest expense	(999)	(973)	(1,972)

Change in FTE net interest income	$4,076	$(2,667)	$1,409

Nine months ended September 30,
	Increase (Decrease)
	2014 over 2013
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(143)	$57	$(86)
Securities available for sale	21	386	407
Securities held to maturity	2,070	(1,008)	1,062
Investment in FRB and FHLB Banks	182	88	270
Loans and leases	16,530	(12,324)	4,206
Total interest income	18,660	(12,801)	5,859

Money market deposit accounts	136	150	286
NOW deposit accounts	90	(880)	(790)
Savings deposits	64	(94)	(30)
Time deposits	(625)	(1,504)	(2,129)
Short-term borrowings	233	128	361
Trust preferred debentures	100	(19)	81
Long-term debt	(2,204)	(1,283)	(3,487)
Total interest expense	(2,206)	(3,502)	(5,708)

Change in FTE net interest income	$20,866	$(9,299)	$11,567

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
(in thousands)
Insurance and other financial services revenue	$6,179	$6,038	$18,510	$18,686
Service charges on deposit accounts	4,519	5,055	13,285	14,311
ATM and debit card fees	4,440	4,276	12,869	11,562
Retirement plan administration fees	3,272	3,062	9,167	8,701
Trust	4,758	4,345	14,157	11,957
Bank owned life insurance	1,095	913	3,455	2,648
Net securities gains	38	329	59	1,413
Gain on the sale of Springstone investment	-	-	19,401	-
Other	2,376	3,129	8,078	8,635
Total noninterest income	$26,677	$27,147	$98,981	$77,913

Noninterest income for the three months ended September 30, 2014 was $26.7 million, down $19.4 million from the previous quarter, and down $0.5 million from the same period in 2013.  The decrease from the prior quarter was primarily driven by a $19.4 million gain from the previously disclosed sale of our ownership interest in Springstone recorded in the second quarter of 2014.  Excluding this gain, noninterest income for the three months ended September 30, 2014 was up $0.1 million from the previous quarter.

Noninterest income for the nine months ended September 30, 2014 was $99.0 million, up $21.1 million, or 27.0%, from the same period in 2013.  The increase from 2013 was primarily driven by the aforementioned $19.4 million gain recorded in the second quarter of 2014.  Excluding this gain, noninterest income for the nine months ended September 30, 2014 was $79.6 million, up $1.7 million, or 2.1%, from the same period in 2013.  This increase from 2013 was due primarily to increases in trust and ATM and debit card fees, due in large part to the full impact from Alliance in 2014.   These increases were partially offset by decreases in service charges on deposit accounts and net securities gains for the first nine months of 2014 as compared with the same period in 2013.  The decrease in service charges on deposit accounts from the prior year was due primarily to lower nonsufficient funds fees recorded during the first nine months of 2014 due to changes in customer behavior, improving macroeconomic conditions, and continued customer outreach and education.

Noninterest Expense
Noninterest expenses are also an important factor in the Company's results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
(in thousands)
Salaries and employee benefits	$28,933	$29,267	$89,609	$85,474
Occupancy	5,211	5,262	16,872	15,458
Data processing and communications	4,029	4,059	12,045	11,368
Professional fees and outside services	3,695	3,202	10,862	9,340
Equipment	3,199	2,988	9,447	8,480
Office supplies and postage	1,733	1,640	5,221	4,886
FDIC expenses	1,134	1,285	3,641	3,688
Advertising	403	722	1,868	2,445
Amortization of intangible assets	1,275	1,346	3,821	3,548
Loan collection and other real estate owned	705	886	2,546	2,025
Merger	-	326	-	12,276
Prepayment penalty on long term debt	13,349	-	17,903	-
Other	5,401	5,303	15,485	14,453
Total noninterest expense	$69,067	$56,286	$189,320	$173,441

Noninterest expense for the three months ended September 30, 2014 was $69.1 million, up $6.3 million from the previous quarter, and up $12.8 million from the same period in 2013.  This increase from the prior quarter and 2013 was due primarily to $13.3 million of prepayment penalties from the aforementioned strategic long-term debt restructuring in the third quarter of 2014 as compared with $4.6 million in prepayment penalties recorded during the second quarter of 2014.  Excluding these prepayment penalties, noninterest expense for the three months ended September 30, 2014 was $55.7 million, down $2.5 million, or 4.2% from the previous quarter, and down $0.6 million, or 1.0%, from the same period in 2013.  The decrease from the previous quarter was due primarily to a $2.2 million decrease in salaries and employee benefits driven by $2.5 million increase in incentive compensation related to the Springstone transaction recorded in the second quarter of 2014.  Advertising expense was $0.3 million less than the prior year due to the timing of marketing initiatives.

Noninterest expense for the nine months ended September 30, 2014 was $189.3 million, up $15.9 million from the same period in 2013.  Excluding the $17.9 million prepayment penalties in 2014 and the merger related expenses totaling $12.3 million in the first nine months of 2013, noninterest expense for the nine months ended September 30, 2014 was $171.4 million, up $10.3 million, or 6.4% from the same period in 2013.  This increase from the nine months ended September 30, 2013 was due primarily to 2014 including the full nine months of Alliance expenses including occupancy, salaries and employee benefits, data processing, professional fees, and equipment.  In addition, the increase in salaries and benefits in 2014 included incremental incentive compensation related to the Springstone transaction, partially offset by lower retirement plan expenses due mainly to plan asset performance and a previous plan amendment.

Income Taxes
The effective tax rate was 33.8% for the third quarter of 2014, 33.7% for the second quarter of 2014, and 31.0% for the third quarter of 2013.    The effective tax rate was 33.4% for the nine months ended September 30, 2014, as compared to 30.7% for the first nine months of 2013.  The increases in the effective tax rate for the three and nine month periods ending September 30, 2014 were primarily due to a higher level of taxable income as a percentage of total income as compared to the same periods in 2013.

ANALYSIS OF FINANCIAL CONDITION

Securities
Total securities increased $22.0 million, or 1.5%, from December 31, 2013 to September 30, 2014.  During the third quarter of 2014, the Company transferred approximately $340 million in securities from the available for sale portfolio to the held to maturity portfolio to mitigate the impact of volatility of interest rate changes on tangible book value.  The securities portfolio represents 19.1% of total assets as of September 30, 2014 as compared to 19.4% as of December 31, 2013.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	September 30, 2014	December 31, 2013
Mortgage-backed securities:
With maturities 15 years or less	24%	23%
With maturities greater than 15 years	1%	1%
Collateralized mortgage obligations	38%	40%
Municipal securities	11%	11%
US agency notes	23%	21%
Other	3%	4%
Total	100%	100%

The Company's mortgage backed securities, U.S. agency notes, and collateralized mortgage obligations are all "prime/conforming" and are guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks, or Ginnie Mae ("GNMA").  GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government.  Currently, there are no subprime mortgages in our investment portfolio.  Refer to Note 3. of the Notes to Unaudited Interim Consolidated Financial Statements for information related to other than temporary impairment considerations.

Loans
A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	September 30, 2014	December 31, 2013
Residential real estate mortgages	$1,100,139	$1,041,637
Commercial	862,098	859,026
Commercial real estate mortgages	1,411,689	1,328,313
Real estate construction and development	75,874	93,247
Agricultural and agricultural real estate mortgages	108,246	112,035
Consumer	1,447,918	1,352,638
Home equity	581,127	619,899
Total loans	$5,587,091	$5,406,795

Total loans increased by $180.3 million, or 3.3%, at September 30, 2014 from December 31, 2013, or 4.5% annualized during the nine months ended September 30, 2014.  The increase is due to organic loan growth within the Bank's footprint through both legacy and newer markets.  Loans represent approximately 71.0% of assets as of September 30, 2014, as compared to 70.7% as of December 31, 2013.  Growth in commercial and commercial real estate loans for the first nine months of 2014 totaled $86.4 million and growth in consumer loans totaled $95.3 million for the first nine months of 2014 and is attributed primarily to growth in the indirect consumer loan portfolio.

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

Allowance For Loan Losses
	Three months ended
(dollars in thousands)	September 30, 2014		September 30, 2013
Balance, beginning of period	$69,534		$71,184
Recoveries	892		1,411
Chargeoffs	(5,977)		(7,609)
Net chargeoffs	(5,085)		(6,198)
Provision for loan losses	4,885		5,198
Balance, end of period	$69,334		$70,184
Composition of Net Chargeoffs
Commercial and agricultural	$(1,264)	25%	$(2,887)	47%
Real estate mortgage	(474)	9%	(298)	5%
Consumer	(3,347)	66%	(3,013)	48%
Net chargeoffs	$(5,085)	100%	$(6,198)	100%
Annualized net chargeoffs to average loans	0.36%		0.46%

	Nine months ended
(dollars in thousands)	September 30, 2014		September 30, 2013
Balance, beginning of period	$69,434		$69,334
Recoveries	3,693		4,070
Chargeoffs	(16,440)		(20,478)
Net chargeoffs	(12,747)		(16,408)
Provision for loan losses	12,647		17,258
Balance, end of period	$69,334		$70,184
Composition of Net Chargeoffs
Commercial and agricultural	$(2,457)	19%	$(6,524)	40%
Real estate mortgage	(718)	6%	(1,168)	7%
Consumer	(9,572)	75%	(8,716)	53%
Net chargeoffs	$(12,747)	100%	$(16,408)	100%
Annualized net chargeoffs to average loans	0.31%		0.44%

Net charge-offs were $5.1 million for the third quarter of 2014, up from $4.1 million for the second quarter of 2014, and down from $6.2 million for the third quarter of 2013.  Net charge-offs to average loans for the third quarter of 2014 was 0.36%, compared to 0.30% for the second quarter of 2014 and 0.46% for the same period in 2013.  NBT recorded a provision for loan losses of $4.9 million for the three months ended September 30, 2014, compared with $4.2 million for the previous quarter, and $5.2 million for the same period in 2013.

Nonperforming loans to total loans was 0.98% at September 30, 2014, up slightly from 0.96% at June 30, 2014 and down slightly from 0.99% at December 31, 2013.  Past due loans as a percentage of total loans was 0.65% for the third quarter of 2014, up from 0.57% for the second quarter of 2014, and down from 0.77% as of December 31, 2013.

The allowance for loan losses totaled $69.3 million at September 30, 2014, down slightly from $69.4 million at December 31, 2013.  The allowance for loan losses as a percentage of loans was 1.24% (1.38% excluding acquired loans) at September 30, 2014 compared to 1.28% (1.55% excluding acquired loans) at December 31, 2013.  The decrease in the allowance for loan losses as a percentage of loans resulted from the improving asset quality trends of the loan portfolio.

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

Nonperforming Assets
	September 30,		December 31,
(Dollars in thousands)	2014		2013
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$25,309	49%	$27,033	54%
Real estate mortgages	11,059	22%	10,296	21%
Consumer	7,840	16%	7,213	14%
Troubled debt restructured loans	6,323	13%	5,423	11%
Total nonaccrual loans	50,531	100%	49,965	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	-%	105	3%
Real estate mortgages	1,404	35%	808	22%
Consumer	2,618	65%	2,824	75%
Total loans 90 days or more past due and still accruing	4,022	100%	3,737	100%

Total nonperforming loans	54,553		53,702
Other real estate owned (OREO)	1,497		2,904
Total nonperforming assets	56,050		56,606
Total nonperforming loans to total loans	0.98%		0.99%
Total nonperforming assets to total assets	0.71%		0.74%
Allowance for loan losses to total nonperforming loans	127.09%		129.29%

Past due loans as a percentage of total loans was 0.65% at September 30, 2014, down from 0.77% at December 31, 2013.  For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios  may not necessarily be directly comparable with periods prior to the acquisition, or comparable with other institutions. The credit metrics most impacted by our acquisition of loans related to the Alliance merger were the allowance for loans losses to total loans,  and total allowance for loan losses to nonperforming loans. As of September 30, 2014, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.43% and 166.69%, respectively. As of December 31, 2013, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.55% and 184.96%, respectively.

Loans acquired from Alliance that were not deemed to be impaired at acquisition and were classified as non-accrual and greater than 90 days past due and still accruing prior to acquisition, continued to be classified as non-accrual and 90 days past due and still accruing immediately after the acquisition.  Loans acquired from Alliance that were classified as troubled debt restructurings prior to acquisition are no longer classified as such immediately following the acquisition. Acquired credit impaired loans from the Alliance acquisition were not classified non-accrual, even though they may be contractually past due, because we expect to fully collect the recorded investment of such loans.

In addition to nonperforming loans, the Company has also identified approximately $93.6 million in potential problem loans at September 30, 2014 as compared to $89.9 million at December 31, 2013.  At September 30, 2014, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company's loan rating system as "substandard."  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Deposits

Total deposits were $6.3 billion at September 30, 2014, up $424.7 million, or 7.2%, from December 31, 2013, due primarily to growth in NOW and money market accounts as well as the previously disclosed debt restructuring strategy which resulted in $165 million in new brokered CDs.  Total average deposits for the nine months ended September 30, 2014 increased $479.0 million, or 8.7%, from the same period in 2013, due primarily to the acquisition of Alliance.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $375.6 million at September 30, 2014 compared to $456.0 million at December 31, 2013.  Long-term debt was $131.1 million at September 30, 2014, as compared to $308.8 million at December 31, 2013.  As part of a debt restructuring strategy completed in the third quarter of 2014, the Company repaid $165.0 million in long-term borrowings, resulting in $17.9 million in prepayment penalties.  Prepayment penalties of $4.6 million and $13.3 million (non-core) were recognized as expense in the second and third quarters of 2014, respectively.  This previously disclosed long-term borrowings restructure strategy lowered the cost of the restructured long-term funding by approximately 200 basis points.

For more information about the Company's borrowing capacity and liquidity position, see "Liquidity Risk" below.

Capital Resources

Stockholders' equity of $857.4 million represented 10.90% of total assets at September 30, 2014, compared with $816.6 million, or 10.67% as of December 31, 2013.  The increase in stockholders' equity resulted from net income of $56.6 million and an $8.0 million increase in other comprehensive income due to a decrease in unrealized losses on securities and were partially offset by dividends paid of $27.7 million.

The Company purchased 3,288 shares of its common stock during the nine months ended September 30, 2014 at an average price of $22.02 per share under a previously announced plan.  As of September 30, 2014, there were 996,712 shares available for repurchase under this plan, which expires on December 31, 2014.  On October 27, 2014, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock.  This plan expires on December 31, 2016.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Board of Directors declared a 2014 fourth-quarter cash dividend of $0.21 per share at a meeting held on October 27, 2014.  The dividend will be paid on December 15, 2014 to shareholders of record as of December 1, 2014.  The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained "well capitalized" at September 30, 2014 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	September 30, 2014	December 31, 2013
Tier 1 leverage ratio	9.20%	8.93%
Tier 1 capital ratio	12.03%	11.74%
Total risk-based capital ratio	13.26%	12.99%
Cash dividends as a percentage of net income	48.89%	54.28%
Per common share:
Book value	$19.62%	$18.77
Tangible book value (1)	$13.03%	$12.09

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

In an attempt to manage the Company's exposure to changes in interest rates, management monitors the Company's interest rate risk.  Management's Asset Liability Committee ("ALCO") meets monthly to review the Company's interest rate risk position and profitability and to recommend strategies for consideration by the Board of Directors.  Management also reviews loan and deposit pricing and the Company's securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential effect of changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while minimizing net interest margin compression.  At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin.  The Company's results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long- and short-term interest rates.  Assuming interest rates remain at or near current historical lows, net interest margin will continue to experience compression.  Additional rate reductions on deposits are becoming more difficult as deposit rates are at or near their floors, and with asset yields continuing to reprice at lower rates, this could result in additional margin pressure as well as a decrease in net interest income.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2014 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(3.10%)
-100	(1.59%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At September 30, 2014, the Company's Basic Surplus measurement was 12.9% of total assets or approximately $1.0 billion as compared to the December 31, 2013 Basic Surplus of 9.7% or $734 million, and was above the Company's minimum of 5% or $393 million set forth in its liquidity policies.

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

The Company's primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2014, approximately $76.5 million of the total stockholders' equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank's ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At September 30, 2014 and December 31, 2013, FHLB advances outstanding totaled approximately $429 million and $515 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $851 million at September 30, 2014 and $497 million at December 31, 2013.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $418 million at September 30, 2014, or used to collateralize other borrowings, such as repurchase agreements.  At September 30, 2014 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $760 million.

Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-01 —Investments (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.  The amendments in this ASU provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU are effective for the Company for annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The Company does not expect the adoption to have a material impact on the financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company's disclosure controls and procedures were effective.

There  were  no changes made in the Company's internal control over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company's 2013 Annual Report on Form 10-K.

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

3.3   Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registrant's Form 8-K, filed on November 18, 2004, and incorporated herein by reference).

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

10.1 Second amendment dated July 28, 2014 to Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant's Form 8-K filed on August 1, 2014 and incorporated herein by reference).

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

101.SCH  XBRL Taxonomy Extension Schema Document.

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB  XBRL Taxonomy Extension Label Linkbase Document.

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of November 2014.

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

3.3   Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registrant's Form 8-K, filed on November 18, 2004, and incorporated herein by reference).

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

10.1 Second amendment dated July 28, 2014 to Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant's Form 8-K filed on August 1, 2014 and incorporated herein by reference).

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

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document