Form 10-K
period 2014-12-31
NBT BANCORP INC
filed 2015-03-02
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Based on the closing price of the registrant’s common stock as of June 30, 2014, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $$1,001,148,554.

The number of shares of common stock outstanding as of February 13, 2015, was 44,213,717.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 2015 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2014

PART I

ITEM 1.   Business

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2014 had assets of $7.8 billion and stockholders’ equity of $864.2 million.  Return on average assets and return on average equity were 0.97% and 8.84%, respectively, for the year ending December 31, 2014.  The Company had net income of $75.1 million or $1.69 per diluted share for 2014 and the 2014 fully taxable equivalent (“FTE”) net interest margin was 3.61%.

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

The Company’s business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking and financial services to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, and the greater Portland, Maine area.  The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets, primarily loans and investments, and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan losses and noninterest income, such as service charges on deposit accounts, insurance and other financial services fees, trust revenue, and gains/losses on securities sales, bank owned life insurance income, ATM and debit card fees, and retirement plan administration fees as well as noninterest expense, such as salaries and employee benefits, occupancy, equipment, data processing and communications, professional fees and outside services, office supplies and postage, amortization, loan collection and other real estate owned expenses, advertising, FDIC expenses, and other expenses.

Substantially all of the Company’s business activities are with customers located in the United States.  Percentage of revenue and loan composition by state is summarized below:

	Interest and Fee Income	Noninterest Income	Total Revenue
New York	53%	31%	84%
Pennsylvania	6%	2%	8%
New Hampshire	3%	0%	3%
Vermont	4%	0%	4%
Massachusetts	1%	0%	1%
	67%	33%	100%

	Commercial	Consumer	Residential Real Estate	Total Loan Portfolio
New York	32%	28%	16%	76%
Pennsylvania	3%	4%	3%	10%
New Hampshire	4%	1%	1%	6%
Vermont	3%	2%	1%	6%
Massachusetts	1%	1%	0%	2%
	43%	36%	21%	100%

Percentage of total loan portfolio secured by real estate is summarized below:

	Secured By Real Estate	Not Secured By Real Estate
New York	58%	42%
Pennsylvania	64%	36%
New Hampshire	83%	17%
Vermont	55%	45%
Massachusetts	74%	26%

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

NBT Bank, N.A.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, Vermont, and the greater Portland, Maine market areas.

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

Operating Subsidiaries of the Bank

The Bank has five operating subsidiaries, NBT Capital Corp., Pennstar Bank Services Company, Broad Street Property Associates, Inc., NBT Services, Inc., and CNB Realty Trust. NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses to develop and grow primarily in the markets they serve. Pennstar Bank Services Company was formed in 2002 to provide administrative and support services to the Bank.  Broad Street Property Associates, Inc., formed in 2004, is a property management company.  NBT Services, Inc., formed in 2004, has a 44% ownership interest in Land Record Services, LLC.  Land Record Services, LLC, a title insurance agency, offers mortgagee and owner’s title insurance coverage to both retail and commercial customers.  CNB Realty Trust, formed in 1998, is a real estate investment trust.

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

The table below summarizes the Bank’s deposits and market share by the thirty-seven counties of New York, Pennsylvania, New Hampshire, Vermont, and Massachusetts in which it had customer facilities as of June 30, 2014.  Market share is based on deposits of all commercial banks, credit unions, savings and loans associations, and savings banks.

County	State	Deposits (in thousands)	Market Share	Market Rank	Number of Branches*	Number of ATMs*
Chenango	NY	$673,872	88.02%	1	11	13
Fulton	NY	403,646	60.91%	1	5	6
Schoharie	NY	200,358	49.12%	1	4	4
Hamilton	NY	41,449	44.99%	2	1	1
Cortland	NY	252,924	40.06%	1	5	6
Montgomery	NY	246,229	37.00%	1	5	4
Otsego	NY	332,810	34.36%	2	9	11
Delaware	NY	299,724	31.29%	1	5	5
Essex	NY	163,820	27.35%	2	3	5
Susquehanna	PA	159,718	21.10%	2	5	7
Madison	NY	220,150	19.49%	2	4	6
Pike	PA	82,102	13.08%	4	2	2
Oneida	NY	375,081	12.00%	5	7	11
Broome	NY	277,109	11.68%	3	8	11
Saint Lawrence	NY	124,862	11.39%	3	5	5
Oswego	NY	126,531	10.06%	5	4	6
Herkimer	NY	52,435	9.07%	4	2	1
Wayne	PA	107,603	8.95%	4	3	4
Tioga	NY	31,992	8.08%	5	1	1
Lackawanna	PA	390,679	7.55%	7	14	17
Clinton	NY	91,917	7.40%	5	3	2
Franklin	NY	27,000	6.19%	5	1	1
Schenectady	NY	122,077	4.95%	6	2	2
Onondaga	NY	377,284	4.23%	8	11	13
Berkshire	MA	114,902	3.58%	7	6	6
Greene	NY	38,562	3.54%	6	2	2
Saratoga	NY	126,928	3.44%	10	4	4
Monroe	PA	82,754	3.29%	8	4	5
Warren	NY	38,712	2.63%	8	2	3
Cheshire	NH	23,656	1.83%	7	1	-
Chittenden	VT	71,514	1.79%	7	3	3
Luzerne	PA	101,008	1.73%	13	4	6
Albany	NY	175,695	1.14%	10	4	6
Rensselaer	NY	17,568	0.95%	12	1	1
Hillsborough	NH	68,148	0.64%	10	2	2
Rockingham	NH	21,576	0.37%	17	2	2
Rutland	VT	-	0.00%	9	1	1
		$6,062,395			156	185

Deposit market share data is based on the most recent data available (as of June 30, 2014).  Source: SNL Financial LLC
* Branch and ATM data is as of December 31, 2014.

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

Federal Bank Holding Company Regulation

In general, the Bank Holding Company Act (“BHC Act”) limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. Under the Gramm-Leach Bliley Act (“GLB Act”), a financial holding company may engage in certain financial activities that a bank holding company may not otherwise engage in under the BHC Act. In addition to engaging in banking and activities closely related to banking as determined by the FRB by regulation or order prior to November 11, 1999, a financial holding company may engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

The Company is subject to minimum leverage and risk-based capital requirements of the FRB. As of December 31, 2014, the Company was in compliance with all minimum capital guidelines and met the requirements to be considered well-capitalized.  As of that date, the Company’s leverage ratio was 9.39%, its ratio of Tier 1 capital to risk-weighted assets was 12.32%, and its ratio of qualifying total capital to risk-weighted assets was 13.50%. See “Changes to Capital Adequacy Requirements and Prompt Corrective Action” for a discussion of the changes to these requirements.  The FRB may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRB has not advised the Company of any special capital requirement applicable to it.

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

The Bank is subject to minimum leverage and risk-based capital requirements of the OCC.  As of December 31, 2014, the Bank was in compliance with all minimum capital requirements and met the requirements to be considered well-capitalized.  As of that date, the Bank’s leverage ratio was 8.79%, its ratio of Tier 1 capital to risk-weighted assets was 11.54%, and its ratio of qualifying total capital to risk-weighted assets was 12.72%.  See “Changes to Capital Adequacy Requirements and Prompt Corrective Action” for a discussion of the new capital requirements that apply to the Bank.

Affiliate Transactions

Transactions between the Bank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act (“FRA”) and the FRB’s implementing Regulation W. An “affiliate” of a bank includes any company or entity that controls, is controlled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of sections 23A and 23B, unless the subsidiary is also controlled through a non-bank chain of ownership by affiliates or controlling shareholders of the bank, the subsidiary is a financial subsidiary that operates under the expanded authority granted to national banks under the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (“GLB Act”), or the subsidiary engages in other activities that are not permissible for a bank to engage in directly (except insurance agency subsidiaries). Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by placing quantitative and qualitative limitations on covered transactions between a bank and with any one affiliate as well as all affiliates of the bank in the aggregate, and requiring that such transactions be on arms’ length terms that are consistent with safe and sound banking practices.

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

The Bank’s FDIC assessment expenses were approximately $4.5 million in 2014 as compared with $4.6 million in 2013.  In addition to the FDIC deposit insurance, the Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding.  The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation.  The Company incurred approximately $0.4 million in FICO expenses in 2014 and 2013.

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2014, the Bank’s total brokered deposits were $292.1 million.

 Federal Home Loan Bank

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2014.

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

The Dodd-Frank Act created the CFPB, which has wide-ranging powers to supervise and enforce federal consumer protection laws, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. As the Company is below this threshold, the OCC continues to exercise primary examination authority over the Bank with regard to compliance with federal consumer protection laws and regulations.  The Dodd-Frank Act also gave state attorneys general certain powers to enforce rules issued by the CFPB.  Further, pursuant to Federal Reserve regulations mandated by the Dodd-Frank Act, interchange fees on debit cards are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve. Issuers that, together with their affiliates, have less than $10 billion in assets, such as the Company, are exempt from the debit card interchange fee standards.  The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions that are applicable to the Company and the Bank.

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

Changes to Capital Adequacy Requirements and Prompt Corrective Action

The former U.S. federal bank regulatory agencies' risk-based capital guidelines were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (“Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that meet under the auspices of the Bank for International Settlements in Basel, Switzerland to develop broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply.

In July 2013, the FRB, the OCC and the FDIC approved rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from Basel I, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules. The New Capital Rules are effective for the Company on January 1, 2015, subject to phase-in periods for certain components and other provisions.

The New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 are as follows:

●	4.5% CET1 to risk-weighted assets;

●	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

●	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

●	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to the Bank, the New Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to 6%); and (iii) eliminating the provision that permitted a bank with a composite supervisory rating of 1 and a 3% leverage ratio to be considered adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

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

Consumer Protection Laws

Financial institutions are prohibited from charging consumers fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Overdrafts on the payment of checks and regular electronic bill payments are not covered by this rule.

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

In addition, the Company is also subject to federal consumer protection statutes and regulations promulgated under these laws, including, but not limited to:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information; and

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM Rule requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM Rule requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM Rule definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The QM Rule became effective January 10, 2014.

USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  Under Title III of the USA PATRIOT Act all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. As of December 31, 2014, the Company and the Bank believe they are in compliance with the USA PATRIOT Act, Bank Secrecy Act, and regulations thereunder.

Community Reinvestment Act of 1977

The Bank has a responsibility under the Community Reinvestment Act of 1977 (“CRA”) to help meet the credit needs of its communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Regulators periodically assess the Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company. The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by its regulators as well as other federal regulatory agencies and the Department of Justice. The Bank’s latest CRA rating was “Satisfactory”.

Employees

At December 31, 2014, the Company had 1,840 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.

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

ITEM 1A. Risk Factors

There are risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Any of the following risks could affect the Company’s financial condition and results of operations and could be material and/or adverse in nature.  You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Deterioration in local economic conditions may negatively impact our financial performance.

The Company’s success depends primarily on the general economic conditions in central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Syracuse, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburgh, Glens Falls and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton, Wilkes-Barre and East Stroudsburg, Berkshire County, Massachusetts, southern New Hampshire, Vermont, and the greater Portland, Maine area.  The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

As a lender with the majority of our loans secured by real estate or made to businesses in New York, Pennsylvania, Massachusetts, New Hampshire, Vermont, and Maine, a downturn in these local economies could cause significant increases in nonperforming loans, which could negatively impact our earnings. Declines in real estate values in our market areas could cause any of our loans to become inadequately collateralized, which would expose us to greater risk of loss. Additionally, a decline in real estate values could result in the decline of originations of such loans, as most of our loans, and the collateral securing our loans, are located in those areas.

Variations in interest rates may negatively affect our financial performance.

The Company’s earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense.  High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost.  The Company may also experience customer attrition due to competitor pricing. With short-term interest rates at historic lows and the Federal Funds target rate at 25 bps as of December 31, 2014, the Company’s interest-bearing deposit accounts, particularly core deposits, are repricing at historic lows as well.  With the outlook of the FRB as of December 31, 2014 being to maintain the Fed Funds target rate at 25 bps for another 24 to 28 months, the Company’s challenge will be managing the magnitude and scope of the repricing.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

Although management believes it has implemented effective asset and liability management strategies to mitigate the potential adverse effects of changes in interest rates on the Company’s results of operations, any substantial or unexpected change in, or prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Net Interest Income” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosure About Market Risk located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

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

As of December 31, 2014, approximately 43% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, agricultural, construction and commercial real estate loans.

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

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which the Company operates. Additionally, various banks continue to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, and such diversified organizations may have greater financial resources and be better able to attract customers than the Company.  Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

●	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

●	the ability to expand the Company’s market position;

●	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

●	the rate at which the Company introduces new products and services relative to its competitors;

●	customer satisfaction with the Company’s level of service;

●	industry and general economic trends; and

●	the ability to attract and retain talented employees.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

We are subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business and may negatively impact our financial results.

We, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or limit the pricing the Company may charge on certain banking services, among other things. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation, some of which have yet to be implemented. The Company cannot be certain when final rules affecting the Company will be issued through such rulemakings and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Company’s ability to conduct business. The Company will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase the Company’s costs of operations and adversely impact its earnings. Additionally, revised capital adequacy guidelines and prompt corrective action rules applicable to the Company became effective January 1, 2015.  Compliance with these rules will impose additional costs on the Company.

Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.   See the section captioned “Supervision and Regulation” in Item 1. Business of this report for further information.

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

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet.  In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite existing safeguards, we cannot be certain that all of our systems are free from vulnerability to attack or other technological difficulties or failures.  If information security is breached or difficulties or failures occur, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us, reputational harm or damages to others. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

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

Provisions of our certificate of incorporation and bylaws, as well as Delaware law and certain banking laws, could delay or prevent a takeover of us by a third party.

Provisions of the Company’s certificate of incorporation and bylaws, the corporate law of the State of Delaware and state and federal banking laws, including regulatory approval requirements, could delay, defer or prevent a third party from acquiring the Company, despite the possible benefit to the Company’s stockholders, or otherwise adversely affect the market price of the Company’s common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to the Company’s board of directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, the Company is subject to Delaware law, which among other things prohibits the Company from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discouraging bids for the Company’s common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of the Company’s common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than candidates nominated by the Board.

The possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position and results of operations.

The economy in the United States and globally began to recover from severe recessionary conditions in mid-2009 and is currently in the midst of a moderate economic recovery. The sustainability of the moderate recovery is dependent on a number of factors that are not within the Company’s control, such as a return to private sector job growth and investment, strengthening of housing sales and construction, and the timing and impact of changing governmental policies. The Company continues to face risks resulting from the aftermath of the severe recession generally and the moderate pace of the current recovery. A slowing or failure of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on the Company and on others in the financial services industry.

In particular, the Company may face the following risks in connection with the current economic and market environment:

●	investors may have less confidence in the equity markets in general and in financial services industry stocks in particular, which could place downward pressure on the Company’s stock price and resulting market valuation;

●	economic and market developments may further affect consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates;

●	the Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches the Company uses to select, manage, and underwrite its customers become less predictive of future behaviors;

●	the Company could suffer decreases in customer desire to do business with it, whether as a result of a decreased demand for loans or other financial products and services or decreased deposits or other investments in accounts with the Company;

●	competition in the financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions, or otherwise;

●	the Company faces increased regulation of its industry, and compliance with such regulation may increase its costs and limit its ability to pursue business opportunities; and;

●	the Company may be required to pay significantly higher FDIC deposit insurance premiums.

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

A significant portion of our loan portfolio at December 31, 2014 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

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

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program.  The carrying value and fair market value of our FHLB of New York common stock was $17.2 million as of December 31, 2014.

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

Trading activity in the Company’s common stock could result in material price fluctuations.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors including, but not limited to:

●	Changes in securities analysts’ expectations of financial performance;
●	Volatility of stock market prices and volumes;
●	Incorrect information or speculation;
●	Changes in industry valuations;
●	Variations in operating results from general expectations;
●	Actions taken against the Company by various regulatory agencies;
●	Changes in authoritative accounting guidance by the Financial Accounting Standards Board or other regulatory agencies;
●	Changes in general domestic economic conditions such as inflation rates, tax rates, unemployment rates, labor and healthcare cost trend rates, recessions, and changing government policies, laws and regulations; and
●	Severe weather, natural disasters, acts of war or terrorism and other external events.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

The Company’s headquarters are located at 52 South Broad Street, Norwich, New York 13815.  The Company operated the following community banking branches and ATMs as of December 31, 2014:

County	Branches	ATMs	County	Branches	ATMs
New York			Pennsylvania
Albany County	4	6	Lackawanna County	14	17
Broome County	8	11	Luzerne County	4	6
Chenango County	11	13	Monroe County	4	5
Clinton County	3	2	Pike County	2	2
Cortland County	5	6	Susquehanna County	5	7
Delaware County	5	5	Wayne County	3	4
Essex County	3	5
Franklin County	1	1	Vermont
Fulton County	5	6	Chittenden County	3	3
Greene County	2	2	Rutland County	1	1
Hamilton County	1	1
Herkimer County	2	1	Massachusetts
Madison County	4	6	Berkshire County	6	6
Montgomery County	5	4
Oneida County	7	11	New Hampshire
Onondaga County	11	13	Cheshire County	1	0
Oswego County	4	6	Hillsborough County	2	2
Otsego County	9	11	Rockingham County	2	2
Rensselaer County	1	1
Saratoga County	4	4
Schenectady County	2	2
Schoharie County	4	4
St. Lawrence County	5	5
Tioga County	1	1
Warren County	2	3

			Total	156	185

The Company leases 70 of the above listed branches from third parties.  The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations.  All of the above ATMs are owned by the Company.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the Nasdaq Global Select Market under the symbol “NBTB.” The following table sets forth the high and low sales prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2014
1st quarter	$25.81	$22.35	$0.21
2nd quarter	25.18	21.67	0.21
3rd quarter	24.81	22.50	0.21
4th quarter	26.77	22.22	0.21
2013
1st quarter	$22.37	$20.15	$0.20
2nd quarter	22.23	19.45	0.20
3rd quarter	23.25	21.06	0.20
4th quarter	26.59	22.09	0.21

The closing price of the Common Stock on February 13, 2015 was $24.62.

As of February 13, 2015, there were 6,976 shareholders of record of Common Stock.  No unregistered securities were sold by the Company during the year ended December 31, 2014.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the KBW Regional Bank Index (Peer Group).  The stock performance graph assumes that $100 was invested on December 31, 2009.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  We calculate each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
NBT Bancorp	$100.00	$122.87	$116.88	$111.10	$147.04	$154.37
KBW Regional Bank Index	$100.00	$120.36	$114.18	$129.24	$189.62	$194.12
NASDAQ Composite Index	$100.00	$118.11	$117.20	$137.94	$193.29	$221.89

Source:  Bloomberg, L.P.

Dividends

We depend primarily upon dividends from our subsidiaries for a substantial part of our revenue.  Accordingly, our ability to pay dividends to our shareholders depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries.  Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions.  Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years.  At December 31, 2014, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $88.7 million to the Company without the prior approval of the OCC.

If the capital of the Company is diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired.  See the section captioned “Supervision and Regulation” in Item 1. Business and Note 15 – Stockholders’ Equity in the notes to consolidated financial statements is included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Stock Repurchase

The Company purchased 3,288 shares of its common stock during the year ended December 31, 2014 at an average price of $22.02 per share under a previously announced plan which expired on December 31, 2014.  As of December 31, 2014, there were 1,000,000 shares available for repurchase under a plan authorized on October 27, 2014, which expires on December 31, 2016.

ITEM  6.  Selected Financial Data

The following summary of financial and other information about the Company is derived from the Company’s audited consolidated financial statements for each of the last five fiscal years ended December 31 and should be read in conjunction with Item 7 and the Company’s consolidated financial statements and accompanying notes, included elsewhere in this report:

	Year ended December 31,
(In thousands, except share and per share data)	2014	2013 (1)	2012 (2)	2011	2010
Interest, fee and dividend income	$275,081	$268,723	$239,397	$239,997	$255,738
Interest expense	23,203	30,644	35,194	39,721	53,210
Net interest income	251,878	238,079	204,203	200,276	202,528
Provision for loan losses	19,539	22,424	20,269	20,737	29,809
Noninterest income excluding securities gains	125,935	101,789	86,728	80,161	80,614
Securities gains, net	92	1,426	599	150	3,274
Noninterest expense	246,063	228,927	193,887	180,676	178,291
Income before income taxes	112,303	89,943	77,374	79,174	78,316
Net income	75,074	61,747	54,558	57,901	57,404

Per common share
Basic earnings	$1.71	$1.47	$1.63	$1.72	$1.67
Diluted earnings	1.69	1.46	1.62	1.71	1.66
Cash dividends paid	0.84	0.81	0.80	0.80	0.80
Book value at year-end	19.69	18.77	17.24	16.23	15.51
Tangible book value at year-end	13.22	12.09	12.23	11.70	11.67
Average diluted common shares outstanding	44,395	42,351	33,719	33,924	34,509

Securities available for sale, at fair value	$1,013,171	$1,364,881	$1,147,999	$1,244,619	$1,129,368
Securities held to maturity, at amortized cost	454,361	117,283	60,563	70,811	97,310
Loans	5,595,271	5,406,795	4,277,616	3,800,203	3,610,006
Allowance for loan losses	66,359	69,434	69,334	71,334	71,234
Assets	7,797,926	7,652,175	6,042,259	5,598,406	5,338,856
Deposits	6,299,605	5,890,224	4,784,349	4,367,149	4,134,352
Borrowings	548,943	866,061	605,855	627,358	604,730
Stockholders’ equity	864,181	816,569	582,273	538,110	533,572

Key ratios
Return on average assets	0.97%	0.85%	0.93%	1.06%	1.05%
Return on average equity	8.84	8.09	9.72	10.73	10.92
Average equity to average assets	10.95	10.50	9.55	9.90	9.63
Net interest margin	3.61	3.66	3.86	4.09	4.15
Dividend payout ratio	49.16	55.48	49.38	46.78	48.19
Tier 1 leverage	9.39	8.93	8.54	8.74	9.16
Tier 1 risk-based capital	12.32	11.74	11.00	11.56	12.44
Total risk-based capital	13.50	12.99	12.25	12.81	13.70

(1)	Includes the impact of the acquisition of Alliance Financial Corporation ("Alliance") on March 8, 2013.

(2)	Includes the impact of the acquisition of Hampshire First Bank on June 8, 2012.

Selected Quarterly Financial Data
	2014				2013
(Dollars in thousands, except share and per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest, fee and dividend income	$69,414	$69,134	$68,456	$68,077	$69,181	$69,569	$69,604	$60,369
Interest expense	5,390	5,371	5,882	6,560	7,123	7,343	7,949	8,229
Net interest income	64,024	63,763	62,574	61,517	62,058	62,226	61,655	52,140
Provision for loan and lease losses	6,892	4,885	4,166	3,596	5,166	5,198	6,402	5,658
Noninterest income excluding net securities gains (losses)	27,013	26,639	46,013	26,270	25,289	26,818	25,598	24,084
Net securities gains (losses)	33	38	14	7	13	329	(61)	1,145
Noninterest expense	56,743	69,067	62,736	57,517	55,486	56,286	56,450	60,705
Net income	18,513	10,912	27,640	18,009	17,925	19,257	16,916	7,649
Basic earnings per share	$0.42	$0.25	$0.63	$0.41	$0.41	$0.44	$0.39	$0.21
Diluted earnings per share	$0.42	$0.25	$0.62	$0.41	$0.41	$0.44	$0.38	$0.21
Annualized net interest margin	3.61%	3.61%	3.60%	3.63%	3.61%	3.65%	3.69%	3.68%
Annualized return on average assets	0.94%	0.55%	1.43%	0.95%	0.94%	1.01%	0.90%	0.48%
Annualized return on average equity	8.46%	5.06%	13.12%	8.81%	8.81%	9.62%	8.42%	4.83%
Average diluted common shares outstanding	44,535	44,405	44,364	44,296	44,121	44,135	44,317	36,794

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

General

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of the Company and its wholly owned subsidiaries, the Bank, NBT Financial Services and NBT Holdings during 2014 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2014 presentation.

Critical Accounting Policies

The Company has identified policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, pension accounting, other-than-temporary impairment, provision for income taxes and impairment of goodwill and intangible assets.

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

The Company’s policies on the allowance for loan losses, pension accounting, other-than-temporary impairments, provision for income taxes, goodwill and intangible assets are disclosed in Note 1 to the consolidated financial statements. A more detailed description of the allowance for loan losses is included in the section captioned “Risk Management – Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.  All significant pension accounting assumptions, income tax assumptions, and intangible asset assumptions and detail are disclosed in Notes 13, 12 and 7 to the consolidated financial statements, respectively. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Non-GAAP Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures adjust GAAP to exclude the effects of sales of securities, merger-related expenses, and other items not considered core to the Company's operations. Where non-GAAP disclosures are used in this Annual Report on Form 10-K, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying table. Management believes that these non-GAAP measures provide useful information that is important to an understanding of the operating results of the Company’s core business due to the nature of the excluded items not considered core to operations. Non-GAAP measures should not be considered a substitute for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company's results for the fiscal year ended December 31, 2014:

●	Reported net income for 2014 was $75.1 million, the highest in the Company's history, and up from $61.7 million in 2013. Reported results for 2014 include the full year impact of the acquisition of Alliance.

●	Core net income was $75.8 million for 2014 up 8.5% from $69.9 million for 2013. Core diluted earnings per share for 2014 was $1.71 up from $1.65 for 2013. Core return on average assets and return on average equity were 0.98% and 8.92%, respectively, for 2014, compared with 0.96% and 9.16%, respectively for 2013 (a reconciliation of these "core" results is presented in the following table).

Reconciliation of Non-GAAP Financial Measures:	2014	2013
Reported net income (GAAP)	$75,074	$61,747
Adj: Gain on sale of securities, net (net of tax)	(61)	(990)
Adj: Other adjustments (net of tax) (1)	209	512
Adj: Gain on sale of Springstone (net of tax and related incentive compensation)	(11,168)	-
Adj: Prepayment penalties related to debt restructuring (net of tax)	11,758	-
Plus: Merger related expenses (net of tax)	-	8,588
Total Adjustments	738	8,110
Core net income	$75,812	$69,857
Profitability:
Core Diluted Earnings Per Share	$1.71	$1.65
Core Return on Average Assets	0.98%	0.96%
Core Return on Average Equity	8.92%	9.16%
Core Return on Average Tangible Common Equity (2)	14.03%	14.76%

(1) Primarily net gain on settlement of litigation and reorganization expenses for 2014 and reorganization expenses for 2013

(2) Excludes amortization of intangible assets (net of tax) from net income and average tangible common equity is calculated as follows:

	2014	2013
Average stockholders' equity	$849,465	$763,026
Less: average goodwill and other intangibles	287,013	269,683
Average tangible common equity	$562,452	$493,343

●	Net interest margin for 2014 declined 5 basis points as a result of the continued low rate environment on loans and investments.

●	Asset quality indicators showed stability or improvement from last year:

▪	Nonperforming loans to total loans improved to 0.82% at December 31, 2014 from 0.99% at December 31, 2013;

▪	Past due loans to total loans improved to 0.69% at December 31, 2014 from 0.77% at December 31, 2013;

▪	Net charge-offs to average loans improved to 0.41% for 2014 from 0.44% in 2013.

●	Noninterest income was up 22.1% over last year driven primarily by gain on the sale of the Springstone equity investment recorded in 2014. Excluding this gain and gains on securities sales noninterest income was up 4.7% over last year.

●
Restructured $165 million in long-term borrowings, resulting in $17.9 million in gross prepayment penalties (non-core) recognized in 2014, which lowered the cost of the restructured long-term funding by approximately 200 basis points.

●	Continued strategic expansion in New England in 2014 with new locations in Pittsfield, Ma., Rutland, Vt. and most recently Portland, Me. with the opening of our Maine Regional Headquarters.

The Company continued to experience pressure on net interest income in 2014 as low rates continued to have the effect of causing many assets to prepay or to be redeemed. While interest earning assets increased 6.8% from 2013, this was partially offset by the reinvestment of cash flows in lower yielding assets resulting in a modest increase in interest income in 2014. The yield on interest earning assets decreased from 4.12% in 2013 to 3.94% in 2014, with drops in the yields on loans and securities held to maturity being the primary drivers. Rates paid on interest bearing liabilities also decreased in the low rate environment, which partially offset the decrease in earning asset yields. In particular, the decrease in rates paid on long-term borrowings and the rates paid on time deposits contributed approximately $1.7 million and $1.6 million, respectively, to the decrease in interest expense in 2014 as compared with 2013. Average interest bearing liabilities increased approximately $211.5 million from 2013 to 2014, with the primary driver being the increase in interest bearing deposits. The Company also took the following steps in 2014 in an effort to help offset the margin pressure created by the low interest rate environment:

●	Continued the sale of conforming residential real estate mortgages, taking advantage of favorable interest rate conditions;

●	Increased efforts to grow noninterest income with focus on organic growth of our trust, financial services, retirement plan administration and insurance businesses;

●	Restructured long-term borrowings as previously mentioned; and

●	Continued demand deposit growth strategies resulting in 11.7% growth from 2013 to 2014.

The Company reported net income of $75.1 million or $1.69 per diluted share for 2014, up 21.6% from net income of $61.7 million or $1.46 per diluted share for 2013. The provision for loan losses totaled $19.5 million for the year ended December 31, 2014, down $2.9 million, or 12.9%, from $22.4 million for the year ended December 31, 2013. The decrease in provision is attributable to the improvement in asset quality in 2014. Noninterest income increased $22.8 million, or 22.1%, from 2013 primarily due to a $19.4 million gain on the sale of the Company's investment in Springstone during 2014.  In addition, trust revenue increased approximately $2.3 million in 2014 as a result of the acquisition of Alliance in March 2013 and improved market conditions in 2014.  ATM and debit card fees increased $1.6 million in 2014 due to increased usage from expansion and acquisition activity during 2013. Bank owned life insurance income increased $1.6 million in 2014 due primarily to death benefits received during the year.  Noninterest expense for the year ended December 31, 2014 was $246.1 million, up from $228.9 million, or 7.5% from the year ended December 31, 2013. This increase was in large part due to the $17.9 million prepayment penalties incurred in 2014 resulting from long-term debt restructuring.  The comparative impact of these prepayment penalties were partially offset by $12.4 million in merger related expenses recorded in 2013.  In addition, salaries and employee benefits were up $6.1 million, or 5.4%, largely due to expansion activity as well as incremental incentive compensation recorded in 2014 related to the Springstone transaction, partially offset by reduced pension expenses.

2015 Outlook

The Company’s 2014 earnings reflected the Company’s continued ability to manage through the existing and near future economic conditions and challenges in the financial services industry, while investing in the Company’s future. The Company believes effects of the economic crisis still exist and, as a result, there will be certain challenges faced in 2015. Significant items that may have an impact on 2015 results include:

●	The Company expects that it will experience some additional margin compression from the 2014 fourth quarter net interest margin of 3.61%. We expect that payments representing interest and principal on currently outstanding loans and investments will continue to be reinvested at rates that are lower than the rates currently outstanding on those loans and investments. In addition, deposit and borrowing rates are historically low and there are minimal opportunities for them to be lowered. Furthermore, the industry as a whole must focus on asset growth to increase interest income, thereby creating general pricing pressure in the entire industry.

●	If asset quality trends continue to show improvement, the Company would expect the level of provisioning to continue to decrease. However, the economy may have an adverse affect on asset quality indicators, particularly indicators related to loans secured by real estate, which could adversely affect charge-offs, the allowance for loan losses, and the provision for loan losses.

●	Compliance with regulatory mandates could continue to negatively impact certain fee generating products as well as increase costs to comply, which could negatively impact noninterest income, noninterest expense and earnings.

●	Competitive pressure on deposits could result in an increase in interest expense if interest rates begin to rise.

●	The Company’s 2015 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in ITEM 1A. RISK FACTORS.

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

Average Balances and Net Interest Income
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
ASSETS
Short-term interest bearing accounts	$4,344	$28	0.64%	$30,522	$116	0.38%	$66,207	$179	0.27%
Securities available for sale (1)	1,258,999	25,760	2.05%	1,349,887	27,357	2.03%	1,177,969	28,904	2.45%
Securities held to maturity (1)	233,465	6,558	2.81%	88,193	3,692	4.19%	65,582	3,583	5.46%
Investment in FRB and FHLB Banks	39,290	2,005	5.10%	37,998	1,771	4.66%	28,358	1,378	4.86%
Loans (2)	5,528,015	244,162	4.42%	5,106,607	239,572	4.69%	4,053,420	209,370	5.17%
Total interest earning assets	$7,064,113	$278,513	3.94%	$6,613,207	$272,508	4.12%	$5,391,536	$243,414	4.51%
Other assets	691,934			653,432			483,248
Total assets	$7,756,047			$7,266,639			$5,874,784

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,457,770	$2,532	0.17%	$1,343,801	$2,004	0.15%	$1,116,583	$2,054	0.18%
NOW deposit accounts	949,759	509	0.05%	882,629	1,468	0.17%	709,889	1,854	0.26%
Savings deposits	1,020,974	760	0.07%	929,226	789	0.08%	680,092	522	0.08%
Time deposits	1,015,748	9,837	0.97%	1,069,228	12,029	1.13%	993,117	14,418	1.45%
Total interest bearing deposits	$4,444,251	$13,638	0.31%	$4,224,884	$16,290	0.39%	$3,499,681	$18,848	0.54%
Short-term borrowings	382,451	845	0.22%	280,848	515	0.18%	165,742	188	0.11%
Junior Subordinated Debt	101,196	2,165	2.14%	96,536	2,084	2.16%	75,422	1,730	2.29%
Long-term debt	224,556	6,555	2.92%	338,697	11,755	3.47%	368,270	14,428	3.92%
Total interest bearing liabilities	$5,152,454	$23,203	0.45%	$4,940,965	$30,644	0.62%	$4,109,115	$35,194	0.86%
Demand deposits	1,670,188			1,484,193			1,139,896
Other liabilities	83,940			78,455			64,551
Stockholders' equity	849,465			763,026			561,222
Total liabilities and stockholders' equity	$7,756,047			$7,266,639			$5,874,784
Net interest income (FTE)		255,310			241,864			208,220
Interest rate spread			3.49%			3.50%			3.65%
Net interest margin			3.61%			3.66%			3.86%
Taxable equivalent adjustment		3,432			3,785			4,017
Net interest income		$251,878			$238,079			$204,203

1. Securities are shown at average amortized cost.

2. For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding. The interest collected thereon is included in interest income based upon the characteristics of the related loans.

2014 OPERATING RESULTS AS COMPARED TO 2013 OPERATING RESULTS

Net Interest Income

Net interest income was $251.9 million for the year ended December 31, 2014, up 5.8% from 2013.  Fully taxable equivalent (“FTE”) net interest margin was 3.61% for the year ended December 31, 2014, down from 3.66% for 2013.  Average interest earning assets were up $450.9 million, or 6.8%, for the year ended December 31, 2014 as compared to the same period in 2013.  This increase was driven primarily by the acquisition of Alliance in March 2013 as well as organic loan production during the past several quarters.  The net interest impact from the increase in average interest earning assets was partially offset by rate compression on earning assets, as their yield decreased from 4.12% during the year ended December 31, 2013 to 3.94% for 2014.  This rate compression was driven primarily by decreasing loan yields from 4.69% in 2013 to 4.42% for 2014.  As a result of the increase in average earning assets, interest income was up 2.4% for the year ended December 31, 2014 as compared to 2013.  Average interest bearing liabilities increased $211.5 million, or 4.3%, for the year ended December 31, 2014 as compared to 2013.  This increase was due primarily to an increase in deposits resulting from organic deposit growth as well as the aforementioned acquisition of Alliance.  The rates paid on interest bearing liabilities for 2014 decreased by 17 basis points from 2013.  This decrease was primarily driven by a decrease of 8 basis points in rates paid on deposits from improved funding mix as well as a 55 basis point decrease in the rate paid on long-term debt due primarily to maturity of long-term debt in the prior year, as well as the debt restructuring completed in the third quarter of 2014.  The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Analysis of Changes in Taxable Equivalent Net Interest Income
	Increase (Decrease)			Increase (Decrease)
	2014 over 2013			2013 over 2012
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$(138)	$50	$(88)	$(119)	$56	$(63)
Securities available for sale	(1,857)	260	(1,597)	3,884	(5,431)	(1,547)
Securities held to maturity	4,414	(1,548)	2,866	1,063	(954)	109
Investment in FRB and FHLB Banks	63	171	234	451	(58)	393
Loans	19,093	(14,503)	4,590	50,712	(20,510)	30,202
Total interest income	21,575	(15,570)	6,005	55,991	(26,897)	29,094
Money market deposit accounts	179	349	528	377	(427)	(50)
NOW deposit accounts	104	(1,063)	(959)	385	(771)	(386)
Savings deposits	74	(103)	(29)	207	60	267
Time deposits	(580)	(1,612)	(2,192)	1,042	(3,431)	(2,389)
Short-term borrowings	211	119	330	173	155	328
Junior subordinated debt	100	(19)	81	461	(107)	354
Long-term debt	(3,534)	(1,666)	(5,200)	(1,104)	(1,570)	(2,674)
Total interest expense	(3,446)	(3,995)	(7,441)	1,541	(6,091)	(4,550)
Change in FTE net interest income	$25,021	$(11,575)	$13,446	$54,450	$(20,806)	$33,644

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $421.4 million, or 8.3%, from 2013 to 2014. The yield on average loans decreased from 4.69% in 2013 to 4.42% in 2014, as loan rates declined due to the continued low rate environment in 2014. Interest income from loans on a FTE basis increased 1.9%, from $239.6 million in 2013 to $244.2 million in 2014. This increase was due to the increase in average loan balances noted above, partially offset by the decrease in yields.

Total loans increased $188.5 million, or 3.5%, from December 31, 2013 to December 31, 2014.  Increases in residential real estate mortgages, commercial real estate loans, and consumer loans were the primary drivers of the increase in total loans from 2013 as the Company experienced strong originations in 2014 in the upstate New York and Vermont markets.

The following table reflects the loan portfolio by major categories as of December 31 for the years indicated:

Composition of Loan and Lease Portfolio
	December 31,
(In thousands)	2014	2013	2012	2011	2010
Residential real estate mortgages	$1,115,589	$1,041,637	$651,107	$581,511	$548,394
Commercial	839,770	859,026	694,799	611,298	577,731
Commercial real estate	1,442,989	1,328,313	1,072,807	888,879	844,458
Real estate construction and development	83,750	93,247	123,078	93,977	45,444
Agricultural and agricultural real estate	107,195	112,035	112,687	108,423	112,738
Consumer	1,436,382	1,352,638	1,047,856	946,470	905,563
Home equity	569,596	619,899	575,282	569,645	575,678
Total loans	$5,595,271	$5,406,795	$4,277,616	$3,800,203	$3,610,006

Residential real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural categories, including commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small and medium-sized entities. Consumer loans consist primarily of indirect installment credit to individuals, of which approximately 75% is secured by automobiles and other personal property including marine, recreational vehicles and manufactured housing. Consumer loans also consist of direct installment loans to individuals secured by similar collateral. Indirect installment loans represent $1.3 billion of total consumer loans at December 31, 2014, or 92%. Installment credit for automobiles accounts for approximately 74% of total consumer loans. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Real estate construction and development loans include commercial construction and development and residential construction loans. Commercial construction loans are for small and medium sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

Risks associated with the commercial real estate portfolio include the ability of borrowers to pay interest and principal during the loan’s term, as well as the ability of the borrowers to refinance at the end of the loan term.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, summarizes the maturities of the commercial and agricultural and real estate construction and development loan portfolios and the sensitivity of those loans to interest rate fluctuations at December 31, 2014. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Maturities and Sensitivities of Certain Loans to Changes in Interest Rates
	Remaining maturity at December 31, 2014
(In thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total
Floating/adjustable rate
Commercial, commercial real estate, agricultural, and agricultural real estate	$408,348	$338,854	$978,024	$1,725,226
Real estate construction and development	13,733	7,362	32,199	53,294
Total floating rate loans	422,081	346,216	1,010,223	1,778,520

Fixed rate
Commercial, commercial real estate, agricultural, and agricultural real estate	54,237	351,691	258,800	664,728
Real estate construction and development	6,750	12,647	11,059	30,456
Total fixed rate loans	60,987	364,338	269,859	695,184
Total	$483,068	$710,554	$1,280,082	$2,473,704

Securities and Corresponding Interest and Dividend Income

The average balance of securities available for sale decreased $90.9 million, or 6.7%, from 2013 to 2014. The yield on average securities available for sale was 2.05% for 2014 compared to 2.03% in 2013.

The average balance of securities held to maturity increased from $88.2 million in 2013 to $233.5 million in 2014. At December 31, 2014, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity decreased from 4.19% in 2013 to 2.81% in 2014.

During the third quarter of 2014, the Company transferred approximately $340 million in securities from the available for sale portfolio to the held to maturity portfolio to mitigate the impact of volatility of interest rate changes on tangible book value.

The average balance of FRB and FHLB stock increased to $39.3 million in 2014 from $38.0 million in 2013. The yield from investments in FRB and FHLB banks increased from 4.66% in 2013 to 5.10% in 2014.

Securities Portfolio
	As of December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
U.S. Treasury	$23,041	$23,111	$43,279	$43,616	$63,668	$64,425
Federal agency	332,193	329,914	285,880	278,915	281,398	282,814
State & municipal	37,035	37,570	113,435	113,665	82,675	86,802
Mortgage-backed	356,557	364,727	359,590	364,164	237,461	250,281
Collateralized mortgage obligations	240,074	242,129	565,200	549,528	443,972	449,723
Other securities	12,818	15,720	12,367	14,993	11,210	13,954
Total securities available for sale	$1,001,718	$1,013,171	$1,379,751	$1,364,881	$1,120,384	$1,147,999

Securities held to maturity
Mortgage-backed	$755	$868	$953	$1,081	$1,168	$1,352
Collateralized mortgage obligations	317,628	317,597	62,025	57,456	-	-
State & municipal	135,978	136,529	54,305	54,739	59,395	60,183
Total securities held to maturity	$454,361	$454,994	$117,283	$113,276	$60,563	$61,535

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

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2014:

(In thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
Debt securities classified as available for sale
Within one year	$28,193	$28,310	2.15%
From one to five years	356,696	356,107	1.75%
From five to ten years	160,816	163,924	2.78%
After ten years	443,195	449,110	2.49%
Total	$988,900	$997,451

Debt securities classified as held to maturity
Within one year	$22,999	$23,075	2.77%
From one to five years	15,506	15,606	4.06%
From five to ten years	87,326	87,640	3.29%
After ten years	328,530	328,673	1.67%
Total	$454,361	$454,994

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities increased $211.5 million from 2013 primarily due to the acquisition of Alliance in March 2013 as well as organic deposit growth, and totaled $5.2 billion in 2014.  The rate paid on interest-bearing liabilities decreased from 0.62% in 2013 to 0.45% in 2014.  This decrease in rates, partially offset by an increase in average balances, caused a decrease in interest expense of $7.4 million, or 24.3%, from $30.6 million in 2013 to $23.2 million in 2014.

Deposits

Average interest bearing deposits increased $219.4 million, or 5.2%, from 2013 to 2014, due primarily to the acquisition of Alliance in March 2013 as well as organic deposit growth.  Average money market deposits increased $114.0 million or 8.5% during 2014 when compared to 2013. Average NOW accounts increased $67.1 million or 7.6% during 2014 as compared to 2013. The average balance of savings accounts increased $91.7 million or 9.9% during 2014 when compared to 2013.  These increases were partially offset by a decrease in average time deposits, which decreased $53.5 million, or 5.0%, from 2013 to 2014.  The average balance of demand deposits increased $186.0 million, or 12.5%, during 2014 when compared to 2013. This growth in demand deposits was driven principally by increases in accounts from retail, municipal, and commercial customers spurred by strategic expansion into new markets as well as the aforementioned acquisition of Alliance in March 2013.

The rate paid on average interest-bearing deposits decreased from 0.39% during 2013 to 0.31% in 2014. The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from NOW accounts and time deposits, which are sensitive to interest rate changes. The pricing decreases for these products resulted from the FRB maintaining a historic low Fed Funds target rate as well as an overall decrease in all interest rates.  The rate paid for NOW accounts decreased from 0.17% during 2013 to 0.05% during 2014. The rate paid for time deposits decreased from 1.13% during 2013 to 0.97% during 2014.

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31:

Maturity Distribution of Time Deposits of $100,000 or More
	December 31,
(In thousands)	2014	2013
Within three months	$57,811	$93,489
After three but within twelve months	86,553	172,613
After one but within three years	71,938	79,990
Over three years	53,543	29,316
Total	$269,845	$375,408

Borrowings

Average short-term borrowings increased to $382.5 million in 2014 from $280.8 million in 2013.  The average rate paid on short-term borrowings increased from 0.18% in 2013 to 0.22% in 2014.  Average long-term debt decreased from $338.7 million in 2013 to $224.6 million in 2014.  This decrease was due to the long-term debt restructure completed in the third quarter of 2014 which resulted in the prepayment of $165.0 million of long-term debt.

The average balance of junior subordinated debt increased to $101.2 million in 2014 compared to $96.5 million in 2013 due to the acquisition of Alliance.  The average rate paid for junior subordinated debt in 2014 was 2.14%, down slightly from 2.16% in 2013.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $1.8 billion and $1.7 billion at December 31, 2014 and 2013, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2014	2013	2012
Insurance and other financial services revenue	$24,517	$24,447	$22,387
Service charges on deposit accounts	17,941	19,307	18,225
ATM and debit card fees	17,135	15,558	12,358
Retirement plan administration fees	12,129	11,497	10,097
Trust	18,950	16,682	9,172
Bank owned life insurance income	5,349	3,793	3,077
Net securities gains	92	1,426	599
Gain on the sale of Springstone investment	19,401	-	-
Other	10,513	10,505	11,412
Total noninterest income	$126,027	$103,215	$87,327

Noninterest income for the year ended December 31, 2014 was $126.0 million, up $22.8 million, or 22.1%, from the year ended December 31, 2013.  The increase from 2013 was primarily driven by the previously disclosed sale of our ownership interest in Springstone recorded in the second quarter of 2014.  Excluding this non-core gain, noninterest income for the year ended December 31, 2014 was $106.6 million, up $3.4 million, or 3.3%, from 2013.  This increase from 2013 was due primarily to increases in trust and ATM and debit card fees, due in large part to the full year impact from the acquisition of Alliance in 2014.   In addition, bank owned life insurance income was up approximately $1.6 million over 2013 due to death benefits recorded in 2014.  These increases were partially offset by a $1.4 million decrease in service charges on deposit accounts from 2013 and net securities gains totaling $1.4 million in 2013 as compared to only $0.1 million in 2014.  The decrease in service charges on deposit accounts from the prior year was primarily the result of lower nonsufficient funds fees recorded during 2014 due to changes in customer behavior, improving macroeconomic conditions, and continued customer outreach and education.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2014	2013	2012
Salaries and employee benefits	$119,667	$113,580	$104,815
Occupancy	22,128	20,720	17,415
Data processing and communications	16,137	15,353	13,437
Professional fees and outside services	14,426	13,309	10,463
Equipment	12,658	11,493	9,627
Office supplies and postage	6,983	6,563	6,489
FDIC expenses	4,944	4,960	3,832
Advertising	2,831	3,204	2,889
Amortization of intangible assets	5,047	4,872	3,394
Loan collection and other real estate owned	3,248	2,619	2,560
Merger expenses	-	12,364	2,608
Prepayment penalties on long-term debt	17,902	-	-
Other	20,092	19,890	16,358
Total noninterest expense	$246,063	$228,927	$193,887

Noninterest expense for the year ended December 31, 2014 was $246.1 million, up $17.1 million from 2013.  Excluding the non-core $17.9 million prepayment penalties in 2014 and the non-core merger related expenses totaling $12.4 million in 2013, noninterest expense for the year ended December 31, 2014 was $228.2 million, up $11.6 million, or 5.4% from 2013.  This increase from 2013 was due primarily to the full twelve months of Alliance occupancy, salaries and employee benefits, data processing, professional fees, and equipment expenses.  In addition, the increase in salaries and benefits in 2014 included incremental incentive compensation related to the Springstone transaction, partially offset by lower retirement plan expenses due mainly to plan asset performance and a previous plan amendment.

Income Taxes

Income tax expense for the year ended December 31, 2014 was $37.2 million, up from $28.2 million for the same period in 2013.  The effective tax rate was 33.2% for the year ended December 31, 2014, compared to 31.3% for the same period in 2013.  The increase in the effective tax rate was due to a higher level of taxable income primarily due to the full year impact of Alliance in 2014, no merger costs in 2014, a lower level of tax exempt municipal interest income as a percentage of total income in 2014, and an increase in the value of bank owned life .

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

The amount of income taxes the Company pays is subject at times to ongoing audits by federal and state tax authorities, which may result in proposed assessments. Future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are proposed or resolved or when statutes of limitation on potential assessments expire. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Nonperforming Assets
	As of December 31,
(Dollars in thousands)	2014	%	2013	%	2012	%	2011	%	2010	%
Nonaccrual loans
Commercial and agricultural loans and real estate	$18,226	45%	$27,033	54%	$20,923	53%	$17,506	46%	$24,402	57%
Real estate mortgages	10,867	26%	10,296	21%	8,083	20%	8,090	21%	8,338	20%
Consumer	8,086	20%	7,213	14%	8,440	21%	8,724	23%	8,765	21%
Troubled debt restructured loans	3,895	9%	5,423	11%	2,230	6%	3,970	10%	962	2%
Total nonaccrual loans	41,074	100%	49,965	100%	39,676	100%	38,290	100%	42,467	100%

Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	84	2%	105	3%	148	6%	50	2%	94	4%
Real estate mortgages	1,927	39%	808	22%	330	13%	763	24%	919	40%
Consumer	2,930	59%	2,824	75%	1,970	81%	2,377	74%	1,312	56%
Total loans 90 days or more past due and still accruing	4,941	100%	3,737	100%	2,448	100%	3,190	100%	2,325	100%

Total nonperforming loans	46,015		53,702		42,124		41,480		44,792
Other real estate owned	3,964		2,904		2,276		2,160		901
Total nonperforming assets	$49,979		$56,606		$44,400		$43,640		$45,693

Total nonperforming loans to loans	0.82%		0.99%		0.98%		1.09%		1.24%
Total nonperforming assets to total assets	0.64%		0.74%		0.73%		0.78%		0.86%
Total allowance for loan losses to nonperforming loans	144.21%		129.29%		164.60%		171.97%		159.03%

Total nonperforming assets were $50.0 million at December 31, 2014, compared to $56.6 million at December 31, 2013.  Nonperforming loans at December 31, 2014 were $46.0 million or 0.82% of total loans compared with $53.7 million or 0.99% at December 31, 2013.  Included in nonperforming loans are $10.2 million of nonaccrual loans in the acquired loan portfolio. Excluding nonaccrual acquired loans, originated nonaccruals to originated loans was 0.64% at December 31, 2014.  The Company recorded a provision for loan losses of $19.5 million for the year ended December 31, 2014 compared with $22.4 million for the year ended December 31, 2013.  Net charge-offs to average loans for the year ended December 31, 2014 were 0.41%, compared with 0.44% for the year ended December 31, 2013.  The allowance for loan losses was 144.21% of nonperforming loans at December 31, 2014 as compared to 129.29% at December 31, 2013. Excluding acquired loans, the allowance for loan losses as a percentage of total originated loans was 1.36% at December 31, 2014 compared to 1.55% at December 31, 2013.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, agricultural real estate loans and business banking loans, as well as certain consumer and residential real estate mortgage loans that have been modified in a troubled debt restructuring (“TDR”), decreased to $25.8 million at December 31, 2014 as compared to $31.4 million at December 31, 2013.  At December 31, 2014, $5.8 million of the total impaired loans had a specific reserve allocation of $1.1 million compared to $5.0 million of impaired loans at December 31, 2013 which had a specific reserve allocation of $0.7 million.

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

Total net charge-offs for 2014 were $22.6 million, up slightly from $22.3 million in 2013.  Net charge-offs to average loans was 0.41% for 2014 as compared with 0.44% for 2013.  For the originated portfolio, net charge-offs to average loans for the year ended December 31, 2014 was 0.38%, compared to 0.51% for last year.  Gross charge-offs were down slightly to $27.4 million for 2014 from $27.7 million for 2013.  Recoveries decreased from $5.4 million for the year ended December 31, 2013 to $4.8 million for the year ended December 31, 2014.

Allowance for Loan Losses
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance at January 1	$69,434	$69,334	$71,334	$71,234	$66,550
Loans charged-off
Commercial and agricultural	9,414	10,459	8,750	8,969	12,969
Residential real estate mortgages	1,417	1,771	1,906	1,310	1,176
Consumer*	16,642	15,459	15,848	14,209	15,692
Total loans charged-off	27,473	27,689	26,504	24,488	29,837
Recoveries
Commercial and agricultural	1,774	1,956	1,641	1,438	1,922
Residential real estate mortgages	285	272	38	7	43
Consumer*	2,800	3,137	2,556	2,406	2,747
Total recoveries	4,859	5,365	4,235	3,851	4,712
Net loans charged-off	22,614	22,324	22,269	20,637	25,125

Provision for loan losses	19,539	22,424	20,269	20,737	29,809
Balance at December 31	$66,359	$69,434	$69,334	$71,334	$71,234
Allowance for loan losses to loans outstanding at end of year	1.19%	1.28%	1.62%	1.88%	1.97%
Net charge-offs to average loans outstanding	0.41%	0.44%	0.55%	0.56%	0.69%

* Consumer charge-off and recoveries include consumer and home equity.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $93.6 million in potential problem loans at December 31, 2014 as compared to $89.9 million at December 31, 2013. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected.  Such loans may need to be disclosed as nonperforming at some time in the future.  Potential problem loans are classified by the Company’s loan rating system as “substandard.” At December 31, 2014, there were 18 potential problem loans exceeding $1.0 million, totaling $40.8 million in aggregate, compared to 26 potential problem loans exceeding $1.0 million, totaling $47.5 million at December 31, 2013. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  To mitigate this risk, the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry, and originates loans primarily within its footprint.

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

Allocation of the Allowance for Loan Losses
	December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of of Loans
Commercial and agricultural	$32,433	44%	$35,090	44%	$35,624	47%	$38,831	45%	$40,101	44%
Real estate mortgages	7,130	20%	6,520	19%	6,252	15%	6,249	15%	4,627	15%
Consumer	26,720	36%	27,694	37%	27,162	38%	26,049	40%	26,126	41%
Unallocated	76	0%	130	0%	296	0%	205	0%	380	0%
Total	$66,359	100%	$69,434	100%	$69,334	100%	$71,334	100%	$71,234	100%

The Company’s accounting policy relating to the allowance for loan losses requires a review of each significant loan type within the loan portfolio, considering asset quality trends for each type, including, but not limited to, delinquencies, nonaccruals, historical charge-off experience, and specific economic factors (e.g. milk prices are considered when reviewing agricultural loans).  Based on this review, management believes the reserve allocations are adequate to address any trends in asset quality indicators.  As a result of the general improvement and stabilization of asset quality indicators in 2014, as well as the aforementioned review of the loan portfolio, the allowance for loan losses as a percentage of originated loans decreased from 1.55% as of December 31, 2013 to 1.36% as of December 31, 2014.  Acquired loans were recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan losses.  Generally, the fair value discount represents expected credit losses, net of market interest rate adjustments.  The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method.

At December 31, 2014, approximately 59% of the Company’s loans were secured by real estate located in central and northern New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, and Vermont.  Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to acquisitions, or comparable with other institutions. The credit metrics most impacted by our acquisition of loans related to the Alliance merger were the allowance for loans losses to total loans, and total allowance for loan losses to nonperforming loans. As of December 31, 2014, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.36% and 187.88%, respectively.

Loans acquired from Alliance that were not deemed to be impaired at acquisition and were classified as non-accrual and greater than 90 days past due and still accruing prior to acquisition, continued to be classified as non-accrual and 90 days past due and still accruing immediately after the acquisition. Loans acquired from Alliance that were classified as troubled debt restructurings prior to acquisition are no longer classified as such immediately following the acquisition. Acquired credit impaired loans from the Alliance acquisition were not classified non-accrual, even though they may be contractually past due, because we expect to fully collect the recorded investment of such loans

Liquidity Risk

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2014, the Company’s Basic Surplus measurement was 15.4% of total assets, or $1.2 billion, which was above the Company’s minimum of 5% (calculated at $390 million of period end total assets at December 31, 2014) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet.  Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At December 31, 2014, the Company considered its Basic Surplus position to be strong.  However, certain events may adversely impact the Company’s liquidity position in 2015.  Improvement in the economy may increase demand for equity related products or increase competitive pressure on deposit pricing, which, in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2015.  These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures was $1.5 billion at December 31, 2014.  In addition, the Bank has enhanced its “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans.  At December 31, 2014, the Bank had the capacity to borrow $763 million from this program.

At December 31, 2014 and 2013, FHLB advances outstanding totaled $352 million and $638 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $958 million at December 31, 2014 and $497 million at December 31, 2013.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $502 million at December 31, 2014 or used to collateralize other borrowings, such as repurchase agreements.

At December 31, 2014, a portion of the Company’s loans and securities were pledged as collateral on borrowings.  Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $87.8 million in 2014 and $119.3 million in 2013. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization, and cash flows generated through changes in other assets and liabilities.

Net cash flows used by investing activities totaled $143.7 million and $183.8 million in 2014 and 2013, respectively. Critical elements of investing activities are loan and investment securities transactions.

Net cash flows provided by financing activities totaled $43.6 million in 2014 as compared to $59.7 million in 2013. The critical elements of financing activities are proceeds from deposits, borrowings, and stock issuances.  In addition, financing activities are impacted by dividends and treasury stock transactions.

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements, operating leases, and other obligations at December 31, 2014 are as follows:

Contractual Obligations
(In thousands)
	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt obligations	$217	$50,626	$40,000	$40,000	$-	$102	$130,945
Junior subordinated debt	-	-	-	-	-	101,196	101,196
Operating lease obligations	7,369	7,215	6,811	6,122	5,655	26,257	59,429
Retirement plan obligations	6,549	6,770	10,044	7,692	7,531	43,232	81,818
Capital lease obligations	198	143	68	41	29	-	479
Data processing commitments	11,558	10,446	9,382	6,946	6,107	6,107	50,546
Total contractual obligations	$25,891	$75,200	$66,305	$60,801	$19,322	$176,894	$424,413

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures.  At December 31, 2014 and 2013, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $1.2 billion and $1.1 billion, respectively.  In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.  The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  At December 31, 2014 and 2013, outstanding standby letters of credit were approximately $35.2 million and $36.8 million, respectively. The fair value of the Company’s standby letters of credit at December 31, 2014 and 2013 was not significant.  The following table sets forth  the commitment expiration  period  for  standby  letters  of  credit  at  December 31, 2014:

Commitment Expiration of Standby Letters of Credit
Within one year	$31,061
After one but within three years	3,822
After three but within five years	361
After five years	-
Total	$35,244

Interest Rate Swaps

The Bank offers interest rate swap agreements to its customers.  These agreements allow the Bank’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement.  Simultaneous with the execution of such an agreement with a customer, the Bank enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Bank to continue to receive the historical variable rate under the loan agreement with the customer.  The agreement with the third party is not a hedge contract therefore changes in fair value are recorded through earnings.  Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet.  Gains and losses are recorded as other noninterest income.  The Bank is not subject to any fee or penalty should the customer elect to terminate the interest rate swap agreement prior to maturity.  The Bank is exposed to credit loss equal to the fair value of the derivatives (not the notional amount of the derivatives) in the event of nonperformance by the counterparty to the interest rate swap agreements.  Additionally, the Bank receives a fee from the customer that is recognized when the Bank has fulfilled its obligations under each agreement, which is generally upon execution of the agreement with the Bank’s customer.  Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Bank is limited to the fees it receives from the customer.  The Bank recognized approximately $0.9 million in swap fee income in 2014.  At December 31, 2014, the Bank maintained a $5.8 million deposit with the counterparty to collateralize the swap agreements.

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $626.0 million and $685.6 million at December 31, 2014 and 2013, respectively.  At December 31, 2014 and 2013, the Company had approximately $1.5 million and $2.2 million, respectively, of mortgage servicing rights.  At December 31, 2014 and 2013, the Company serviced $23.4 million and $15.7 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans, no reserve is considered necessary at December 31, 2014 and 2013.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2014, approximately $88.7 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

Stock Repurchase Plan

The Company purchased 3,288 shares of its common stock during the year ended December 31, 2014 at an average price of $22.02 per share under a previously announced plan which expired on December 31, 2014.  As of December 31, 2014, there were 1,000,000 shares available for repurchase under a plan authorized on October 27, 2014, which expires on December 31, 2016.

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
Total loans increased $1.1 billion, or 26.4% (5.3% organic growth) from December 31, 2012 to December 31, 2013.  In March 2013, the Company acquired Alliance, including approximately $904 million in loans, which contributed to this loan growth.  Commercial loans increased $164.2 million, or 23.6%, from $694.8 million at December 31, 2012 to $859.0 million at December 31, 2013, due to strong originations in 2013, particularly in our upstate New York markets and Vermont, as well as from the aforementioned acquisition.  Commercial real estate loans increased $255.5 million, or 23.8%, from $1.1 billion at December 31, 2012 to $1.3 billion at December 31, 2013, in large part due to the acquisition of Alliance as well as strong originations in our upstate New York markets and from new markets, particularly Vermont.  The Company acquired approximately $117.8 million in commercial real estate loans from the aforementioned acquisition.  Residential real estate loans increased $390.5 million (including approximately $333.1 million from the aforementioned acquisition), from $651.1 million at December 31, 2012 to $1.0 billion at December 31, 2013.  The Company sold more fixed rate mortgages during 2012 than 2013 as market conditions in 2013 were not as favorable for such sales.  Consumer loans increased $304.8 million from $1.0 billion at December 31, 2012 to $1.4 billion at December 31, 2013 in large part due to the aforementioned acquisition, as well as strong originations in our upstate New York markets and from new markets.  Home equity loans increased modestly in 2013.

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

Recent Accounting Updates

In June 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board ("IASB") issued their converged standard on revenue recognition. Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, and IFRS 15 with the same title create a new, principle-based revenue recognition framework that will affect nearly every revenue-generating entity.  ASU 2014-09 creates a new topic in the FASB Accounting Standards Codification® (ASC or Codification), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 also

· Establishes a new control-based revenue recognition model
· Changes the basis for deciding when revenue is recognized over time or at a point in time
· Provides new and more detailed guidance on specific topics
· Expands and improves disclosures about revenue

In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.  The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Nonpublic entities are required to apply the guidance for annual periods beginning after December 15, 2017 and for interim and annual reporting periods thereafter. Early application is not permitted for public entities. A nonpublic entity may apply the guidance as early as annual reporting periods, and interim periods within those years, beginning after December 15, 2016 .  The Company does not expect the adoption of this ASU to have a material impact on the financial statements.

In June 2014, the FASB issued ASU No. 2014-11 - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860).  The amendments in this Update require two accounting changes. First, the amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments in this Update require disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For those transactions outstanding at the reporting date, the transferor is required to disclose the following by type of transaction (for example, repurchase agreements, securities lending arrangements, and a sale with a total return swap):

1. The carrying amount of assets derecognized as of the date of derecognition
2. The amount of gross proceeds received by the transferor at the time of derecognition for the assets derecognized
3. The information about the transferor’s ongoing exposure to the economic return on the transferred financial assets
4. The amounts that are reported in the statement of financial position arising from the transaction, such as those represented by derivative contracts.

The amendments in this Update also require the following disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings:

1. A disaggregation of the gross obligation by the class of collateral pledged
2. The remaining contractual tenor of the agreements
3. A discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed.

For public business entities, many of the standard’s provisions are effective for the first interim or annual period beginning after December 15, 2014. For all other entities, all of the provisions are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. Early application for public companies is prohibited, but all other entities may apply the standard to interim periods beginning after December 15, 2014.  The Company does not expect the adoption of this ASU to have a material impact on the financial statements.

In June 2014, the FASB issued ASU No. 2014-12 - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period  (Topic 718).  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period.  For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the financial statements.

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

In the declining rate scenario, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward, given potential higher prepayments and lower reinvestment rates, slightly faster than the interest bearing liabilities that are at or near their floors.  In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario; however, the potential impact on earnings is dependent on the ability to lag deposit repricing on NOW, savings, MMDA, and CD accounts. Net interest income for the next twelve months in the +200/-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes  the  percentage  change  in  net  interest  income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income  in  the  flat  rate  scenario  using the December 31, 2014 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change
(In basis points)	in net interest income
+200	(2.43%)
-100	(1.63%)

The Company anticipates that under the current low rate environment, on a monthly basis, interest income is expected to decrease at a faster rate than interest expense given the potential higher prepayments and reinvestment into lower rates as deposit rates are at or near their respective floors.  In order to protect net interest income from anticipated net interest margin compression in 2015, the Company will continue to focus on increasing earning assets through loan growth, asset mix of loans and investments, and leverage opportunities.

ITEM  8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
Albany, New York
March 2, 2015

Consolidated Balance Sheets
	As of December 31,
(In thousands, except share and per share data)	2014	2013
Assets
Cash and due from banks	$139,635	$157,625
Short-term interest bearing accounts	7,001	1,301
Securities available for sale, at fair value	1,013,171	1,364,881
Securities held to maturity (fair value $454,994 and $113,276)	454,361	117,283
Trading securities	7,793	5,779
Federal Reserve and Federal Home Loan Bank stock	32,626	46,864
Loans	5,595,271	5,406,795
Less allowance for loan losses	66,359	69,434
Net loans	5,528,912	5,337,361
Premises and equipment, net	89,258	88,327
Goodwill	263,634	264,997
Intangible assets, net	20,317	25,557
Bank owned life insurance	114,251	114,966
Other assets	126,967	127,234
Total assets	$7,797,926	$7,652,175
Liabilities
Demand (noninterest bearing)	$1,838,622	$1,645,641
Savings, NOW, and money market	3,417,160	3,223,441
Time	1,043,823	1,021,142
Total deposits	6,299,605	5,890,224
Short-term borrowings	316,802	456,042
Long-term debt	130,945	308,823
Junior subordinated debt	101,196	101,196
Other liabilities	85,197	79,321
Total liabilities	6,933,745	6,835,606
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2014 and 2013	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares at December 31, 2014 and December 31, 2013; issued 49,651,494 at December 31, 2014 and 49,651,494 at December 31, 2013	497	497
Additional paid-in-capital	576,504	574,152
Retained earnings	423,956	385,787
Accumulated other comprehensive loss	(17,027)	(16,765)
Common stock in treasury, at cost, 5,755,040 and 6,138,444 shares at December 31, 2014 and 2013, respectively	(119,749)	(127,102)
Total stockholders’ equity	864,181	816,569
Total liabilities and stockholders’ equity	$7,797,926	$7,652,175

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
	Years ended December 31,
(In thousands, except per share data)	2014	2013	2012
Interest, fee, and dividend income
Interest and fees on loans	$243,324	$238,672	$208,458
Securities available for sale	24,464	25,510	27,005
Securities held to maturity	5,261	2,660	2,378
Other	2,032	1,881	1,556
Total interest, fee, and dividend income	275,081	268,723	239,397
Interest expense
Deposits	13,638	16,290	18,848
Short-term borrowings	845	515	188
Long-term debt	6,555	11,755	14,428
Junior subordinated debt	2,165	2,084	1,730
Total interest expense	23,203	30,644	35,194
Net interest income	251,878	238,079	204,203
Provision for loan losses	19,539	22,424	20,269
Net interest income after provision for loan losses	232,339	215,655	183,934
Noninterest income
Insurance and other financial services revenue	24,517	24,447	22,387
Service charges on deposit accounts	17,941	19,307	18,225
ATM and debit card fees	17,135	15,558	12,358
Retirement plan administration fees	12,129	11,497	10,097
Trust	18,950	16,682	9,172
Bank owned life insurance income	5,349	3,793	3,077
Net securities gains	92	1,426	599
Gain on the sale of Springtone investment	19,401	-	-
Other	10,513	10,505	11,412
Total noninterest income	126,027	103,215	87,327
Noninterest expense
Salaries and employee benefits	119,667	113,580	104,815
Occupancy	22,128	20,720	17,415
Data processing and communications	16,137	15,353	13,437
Professional fees and outside services	14,426	13,309	10,463
Equipment	12,658	11,493	9,627
Office supplies and postage	6,983	6,563	6,489
FDIC expenses	4,944	4,960	3,832
Advertising	2,831	3,204	2,889
Amortization of intangible assets	5,047	4,872	3,394
Loan collection and other real estate owned	3,248	2,619	2,560
Merger expenses	-	12,364	2,608
Prepayment penalties on long term debt	17,902	-	-
Other	20,092	19,890	16,358
Total noninterest expense	246,063	228,927	193,887
Income before income tax expense	112,303	89,943	77,374
Income tax expense	37,229	28,196	22,816
Net income	$75,074	$61,747	$54,558
Earnings per share
Basic	$1.71	$1.47	$1.63
Diluted	1.69	1.46	1.62

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2014	2013	2012
Net income	$75,074	$61,747	$54,558
Other comprehensive (loss) income, net of tax
Unrealized net holding gains (losses) arising during the year (pre-tax amounts of $18,069, $(41,059), and $(2,471))	11,447	(24,794)	(1,492)
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $92, $1,426, and $599)	(56)	(861)	(362)
Amortization of unrealized net gains and losses related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $421, $0, and $0)	(257)	-	-
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $75, $2,790, and $3,593)	46	1,601	2,092
(Increase) Decrease in prior service costs and unrecognized actuarial loss (pre-tax amounts of $(19,245), $21,923 , and $(24))	(11,442)	13,169	(14)
Total other comprehensive (loss) income	(262)	(10,885)	224
Comprehensive income	$74,812	$50,862	$54,782

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands except share and per share data)	Common stock	Additional paid-in- capital	Retained earnings	Accumulated other comprehensive (loss) income	Common stock in treasury	Total
Balance at December 31, 2011	$380	$317,329	$329,981	$(6,104)	$(103,476)	$538,110
Net income	-	-	54,558	-	-	54,558
Cash dividends - $0.80 per share	-	-	(26,712)	-	-	(26,712)
Purchase of 769,568 treasury shares	-	-	-	-	(15,490)	(15,490)
Net issuance of 1,269,592 shares for acquisition	13	25,811	-	-	-	25,824
Net issuance of 118,616 shares to employee stock plans, including tax benefit	-	(812)	(269)	-	2,476	1,395
Stock-based compensation	-	4,364	-	-	-	4,364
Other comprehensive income	-	-	-	224	-	224
Balance at December 31, 2012	$393	$346,692	$357,558	$(5,880)	$(116,490)	$582,273
Net income	-	-	61,747	-	-	61,747
Cash dividends - $0.81 per share	-	-	(33,518)	-	-	(33,518)
Purchase of 584,925 treasury shares	-	-	-	-	(12,459)	(12,459)
Net issuance of 10,346,363 shares for acquisition	104	225,447	-	-	(5,779)	219,772
Net issuance of 385,219 shares to employee stock plans, including tax benefit	-	(2,292)	-	-	7,626	5,334
Stock-based compensation	-	4,305	-	-	-	4,305
Other comprehensive loss	-	-	-	(10,885)	-	(10,885)
Balance at December 31, 2013	$497	$574,152	$385,787	$(16,765)	$(127,102)	$816,569
Net income	-	-	75,074	-	-	75,074
Cash dividends - $0.84 per share	-	-	(36,905)	-	-	(36,905)
Purchase of 3,288 treasury shares	-	-	-	-	(72)	(72)
Net issuance of 386,692 shares to employee stock plans, including tax benefit	-	(1,169)	-	-	7,425	6,256
Stock-based compensation	-	3,521	-	-	-	3,521
Other comprehensive loss	-	-	-	(262)	-	(262)
Balance at December 31, 2014	$497	$576,504	$423,956	$(17,027)	$(119,749)	$864,181

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
	Years ended December 31,
(In thousands)	2014	2013	2012
Operating activities
Net income	$75,074	$61,747	$54,558
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	19,539	22,424	20,269
Depreciation and amortization of premises and equipment	8,324	7,948	6,276
Net accretion on securities	3,216	5,058	2,408
Amortization of intangible assets	5,047	4,872	3,394
Stock based compensation	3,521	4,305	4,364
Bank owned life insurance income	(5,349)	(3,793)	(3,077)
Trading security purchases	(1,626)	(1,085)	(753)
(Gains) losses in trading securities	(388)	(776)	(103)
Deferred income tax expense (benefit)	8,347	2,344	(10)
Proceeds from sale of loans held for sale	7,050	71,342	65,160
Originations and purchases of loans held for sale	(10,215)	(66,512)	(66,252)
Net gains on sales of loans held for sale	(17)	(1,288)	(2,469)
Net security gains	(92)	(1,426)	(599)
Net gains on sales of other real estate owned	(459)	(1,106)	(988)
Gain on sale of equity investment	(19,401)	-	-
Prepayment penalties on long-term debt	17,903	-	-
Net (increase) decrease in other assets	(27,949)	20,463	6,804
Net increase (decrease) in other liabilities	5,286	(5,219)	(128)
Net cash provided by operating activities	87,811	119,298	88,854
Investing activities
Net cash provided by acquisitions	-	80,883	52,871
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	236,133	376,509	573,828
Proceeds from sales	189	27,593	1,790
Purchases	(197,652)	(353,714)	(483,858)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	44,756	34,413	31,506
Purchases	(49,479)	(84,621)	(20,193)
Other:
Net increase in loans	(212,238)	(255,318)	(277,530)
Proceeds from FHLB stock redemption	78,441	27,409	-
Purchases of Federal Reserve and FHLB stock	(64,203)	(36,366)	(1,886)
Proceeds from settlement of bank owned life insurance	6,064	-	-
Purchases of premises and equipment, net	(9,003)	(5,766)	(6,994)
Proceeds from sale of equity investment	19,639	-	-
Proceeds from sales of other real estate owned	3,612	5,224	3,616
Net cash used in investing activities	(143,741)	(183,754)	(126,850)
Financing activities
Net increase (decrease) in deposits	409,381	(7,545)	135,095
Net (decrease) increase in short-term borrowings	(139,240)	271,497	(18,651)
Proceeds from issuance of long-term debt	120,051	-	-
Repayments of long-term debt	(315,831)	(163,595)	(3,354)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	6,256	5,334	1,395
Purchase of treasury stock	(72)	(12,459)	(15,490)
Cash dividends and payments for fractional shares	(36,905)	(33,518)	(26,712)
Net cash provided by financing activities	43,640	59,714	72,283
Net (decrease) increase in cash and cash equivalents	(12,290)	(4,742)	34,287
Cash and cash equivalents at beginning of year	158,926	163,668	129,381
Cash and cash equivalents at end of year	$146,636	$158,926	$163,668

Supplemental disclosure of cash flow information	Years ended December 31,
Cash paid during the year for:	2014	2013	2012
Interest	$23,387	$31,307	$35,344
Income taxes, net of refund	38,912	20,848	25,512
Noncash investing activities:
Loans transferred to other real estate owned	$4,330	$4,746	$2,734
Preferred stock acquired from sale of equity investment	2,762	-	-
Transfer of available for sale securities to held to maturity portfolio	332,115	-	-
Acquisitions:
Fair value of assets acquired	$-	$1,505,490	$258,467
Fair value of liabilities assumed	-	1,285,718	285,012
Fair value of debt issued in purchase combination	-	-	502

See accompanying notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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

Estimates associated with the allowance for loan losses, income taxes, pension expense, fair values of financial instruments, status of contingencies and other-than-temporary impairment on investments are particularly susceptible to material change in the near term.

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

Segment Report

The Company’s operations are primarily in the community banking industry and include the provision of traditional banking services.  The Company also provides other services through its subsidiaries such as insurance, retirement plan administration, and trust administration. The Company operates solely in the geographical regions of central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, Vermont, and the greater Portland, Maine area.  The Company has no reportable operating segments.

Cash Equivalents

The Company considers amounts due from correspondent banks, cash items in process of collection, and institutional money market mutual funds to be cash equivalents for purposes of the consolidated statements of cash flows.

Securities

The Company classifies its securities at date of purchase as either available for sale, held to maturity or trading.  Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity.  Trading securities are securities purchased with the intent to sell within a short period of time, and unrealized gains and losses are included in earnings.  Available for sale securities are securities that are not classified as a held to maturity or trading securities. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity and the statement of comprehensive income as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized in income.  Transfers of securities between categories are recorded at fair value at the date of transfer. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses or in other comprehensive income, depending on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.  If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss shall be recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes.

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

The allowance for loan losses for homogeneous non impaired loans is calculated using a systematic methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. For purposes of our allowance methodology, the loan portfolio is segmented as described in Note 5, Allowance for Loan Loss and Credit Quality of Loans. Each segment has a distinct set of risk characteristics monitored by management. We further assess and monitor risk and performance at a more disaggregated level which includes our internal risk grading system for the commercial segments.

We first apply historical loss rates to pools of loans with similar risk characteristics. Loss rates are calculated by historical charge-offs that have occurred within each pool of loans over the loss emergence period, or LEP. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers are better able to delay loss confirmation after a potential loss event has occurred. In conjunction with our annual review of the ALL assumptions, we update our study of LEPs for each portfolio segment using our loan charge-off history. Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates.

After consideration of the historic loss analysis, management applies additional qualitative adjustments so that the allowance for loan losses is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. Qualitative adjustments are made based upon past loss experience; size, trend, composition, and nature of loans; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experience across one of more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. The evaluation of the various components of the allowance for loan losses requires considerable judgment in order to estimate inherent loss exposures. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make loan grade changes as well as recognize additions to the allowance based on their examinations.

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

Other Real Estate Owned

OREO consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense.  In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties.  Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.  The balance of OREO at December 31, 2014 and 2013 was approximately $4.0 million and $2.9 million, respectively, and is recorded in Other Assets on the Consolidated Balance Sheet.

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

Bank-Owned Life Insurance

The Bank has purchased life insurance policies on certain employees, key executives and directors. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Tax positions are recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Interest Rate Swaps

The Bank offers interest rate swap agreements to its customers.  These agreements allow the Bank’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement.  Simultaneous with the execution of such an agreement with a customer, the Bank enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Bank to continue to receive the historical variable rate under the loan agreement with the customer.  The agreement with the third party is not a hedge contract therefore changes in fair value are recorded through earnings.  Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet.  Gains and losses are recorded as other noninterest income.  The Bank is not subject to any fee or penalty should the customer elect to terminate the interest rate swap agreement prior to maturity.  The Bank is exposed to credit loss equal to the fair value of the derivatives (not the notional amount of the derivatives) in the event of nonperformance by the counterparty to the interest rate swap agreements.  Additionally, the Bank receives a fee from the customer that is recognized when the Bank has fulfilled its obligations under each agreement, which is generally upon execution of the agreement with the Bank’s customer.  Since the terms of the thirty three interest rate swap agreements with the customers are identical to the related swaps with the third party, the income statement impact to the Bank is generally limited to the fees it receives from the customer.

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

Other Goodwill Adjustments

During the twelve months ended December 31, 2014, the Company recorded deferred tax adjustments totaling approximately ($1.0) million and valuation adjustments totaling ($0.4) related to the 2013 acquisition of Alliance resulting in a decrease in goodwill of approximately ($1.4) million in 2014.  During the twelve months ended December 31, 2013, the Company recorded a deferred tax adjustment related to the 2012 acquisition of Hampshire First Bank resulting in a decrease in goodwill of approximately $(1.0) million.  In addition, the Company recorded a goodwill adjustment of approximately $0.1 million related to the 2012 acquisition of a financial services company.

(3) Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2014
U.S. Treasury	$23,041	$70	$-	$23,111
Federal agency	332,193	327	2,606	329,914
State & municipal	37,035	587	52	37,570
Mortgage-backed:
Government-sponsored enterprises	339,190	7,597	224	346,563
U.S. government agency securities	17,367	863	66	18,164
Collateralized mortgage obligations:
Government-sponsored enterprises	199,837	1,828	234	201,431
U.S. government agency securities	40,237	497	36	40,698
Other securities	12,818	3,054	152	15,720
Total securities available for sale	$1,001,718	$14,823	$3,370	$1,013,171
December 31, 2013
U.S. Treasury	$43,279	$337	$-	$43,616
Federal agency	285,880	343	7,308	278,915
State & municipal	113,435	1,842	1,612	113,665
Mortgage-backed:
Government-sponsored enterprises	337,666	5,788	2,131	341,323
U.S. government securities	21,924	1,002	85	22,841
Collateralized mortgage obligations:
Government-sponsored enterprises	521,257	1,777	18,141	504,893
U.S. government securities	43,943	794	102	44,635
Other securities	12,367	2,854	228	14,993
Total securities available for sale	$1,379,751	$14,737	$29,607	$1,364,881

The following table sets forth information with regard to sales transactions of securities available for sale:

	Years ended December 31
(In thousands)	2014	2013	2012
Proceeds from sales	$189	$27,593	$1,790
Gross realized gains	$49	$1,283	$442
Gross realized losses	-	-	-
Net securities gains	$49	$1,283	$442

In addition to gains (losses) from sales transactions, the Company also recorded gains from calls on securities available for sale of approximately $0.1 million for the year ended December 31, 2014, $0.1 million for the year ended December 31, 2013, and $0.2 million for the year ended December 31, 2012.

At December 31, 2014 and 2013, securities available for sale and held to maturity with amortized costs totaling $1.4 billion and $1.4 billion, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at December 31, 2014, securities available for sale and held to maturity with an amortized cost of $208.8 million were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2014
Mortgage-backed	$755	$113	$-	$868
Collateralized mortgage obligations	317,628	1,934	1,965	317,597
State & municipal	135,978	674	123	136,529
Total securities held to maturity	$454,361	$2,721	$2,088	$454,994
December 31, 2013
Mortgage-backed	$953	$128	$-	$1,081
Collateralized mortgage obligations	62,025	-	4,569	57,456
State & municipal	54,305	442	8	54,739
Total securities held to maturity	$117,283	$570	$4,577	$113,276

At December 31, 2014 and 2013, all of the mortgaged-backed securities held to maturity were comprised of U.S. government agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2014 and 2013, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

December 31, 2014
Investment securities available for sale:
Federal agency	$66,528	$(226)	8	$198,151	$(2,380)	16	$264,679	$(2,606)	24
State & municipal	8,818	(42)	33	1,321	(10)	5	10,139	(52)	38
Mortgage-backed	10,400	(36)	10	35,565	(254)	31	45,965	(290)	41
Collateralized mortgage obligations	57,682	(196)	8	6,598	(74)	4	64,280	(270)	12
Other securities	-	-	-	3,201	(152)	2	3,201	(152)	2
Total securities with unrealized losses	$143,428	$(500)	59	$244,836	$(2,870)	58	$388,264	$(3,370)	117

December 31, 2014
Investment securities held to maturity:
Collateralized mortgage obligations	$26,052	$(49)	2	$46,415	$(1,916)	4	$72,467	$(1,965)	6
State & municipal	43,514	(116)	110	1,619	(7)	6	45,133	(123)	116
Total securities with unrealized losses	$69,566	$(165)	112	$48,034	$(1,923)	10	$117,600	$(2,088)	122

December 31, 2013
Investment securities available for sale:
Federal agency	$233,935	$(6,927)	20	$9,619	$(381)	1	$243,554	$(7,308)	21
State & municipal	50,328	(1,612)	177	-	-	-	50,328	(1,612)	177
Mortgage-backed	143,080	(2,216)	79	-	-	-	143,080	(2,216)	79
Collateralized mortgage obligations	379,273	(18,243)	36	-	-	-	379,273	(18,243)	36
Other securities	5,490	(203)	2	223	(25)	1	5,713	(228)	3
Total securities with unrealized losses	$812,106	$(29,201)	314	$9,842	$(406)	2	$821,948	$(29,607)	316

December 31, 2013
Investment securities held to maturity:
Collateralized mortgage obligations	$57,456	$(4,569)	5	$-	$-	-	$57,456	$(4,569)	5
State & municipal	1,012	(8)	1	-	-	-	1,012	(8)	1
Total securities with unrealized losses	$58,468	$(4,577)	6	$-	$-	-	$58,468	$(4,577)	6

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of December 31, 2014, management also had intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of December 31, 2014, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

During 2014, the Company transferred approximately $340 million in securities from the available for sale portfolio to the held to maturity portfolio, which had unrealized losses at the time of transfer of approximately $8.3 million. This unrealized loss is amortized into interest income over the lives of the transferred securities.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2014:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$28,193	$28,310
From one to five years	356,696	356,107
From five to ten years	160,816	163,924
After ten years	443,195	449,110
	$988,900	$997,451
Debt securities classified as held to maturity
Within one year	$22,999	$23,075
From one to five years	15,506	15,606
From five to ten years	87,326	87,640
After ten years	328,530	328,673
	$454,361	$454,994

Maturities of mortgage-backed, CMOs and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2014 and December 31, 2013.

(4)  Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2014	2013
Residential real estate mortgages	$1,115,589	$1,041,637
Commercial	839,770	859,026
Commercial real estate	1,442,989	1,328,313
Real estate construction and development	83,750	93,247
Agricultural and agricultural real estate mortgages	107,195	112,035
Consumer	1,436,382	1,352,638
Home equity	569,596	619,899
Total loans	$5,595,271	$5,406,795

Included in the above loans are net deferred loan origination costs totaling $35.6 million and $31.8 million at December 31, 2014 and 2013, respectively.  The Company had residential loans held for sale totaling $3.2 million as of December 31, 2014 and $0.1 million as of December 31, 2013.

At December 31, 2014 and 2013, the Company serviced $23.4 million and $15.7 million, respectively, of agricultural loans sold with recourse.  Due to sufficient collateral on these loans, no reserve is considered necessary at December 31, 2014 and 2013.

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

(In thousands)	2014	2013
Balance at January 1	$3,372	$2,790
New loans	522	569
Adjustment due to change in composition of related parties	253	376
Repayments	(571)	(363)
Balance at December 31	$3,576	$3,372

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

The following table illustrates the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2014, 2013 and 2012:

Allowance for Loan Losses
(in thousands)

	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2013	$35,090	$27,694	$6,520	$130	$69,434
Charge-offs	(9,414)	(16,642)	(1,417)	-	(27,473)
Recoveries	1,774	2,800	285	-	4,859
Provision	4,983	12,868	1,742	(54)	19,539
Ending Balance as of December 31, 2014	$32,433	$26,720	$7,130	$76	$66,359

Balance as of December 31, 2012	$35,624	$27,162	$6,252	$296	$69,334
Charge-offs	(10,459)	(15,459)	(1,771)	-	(27,689)
Recoveries	1,957	3,136	272	-	5,365
Provision	7,968	12,855	1,767	(166)	22,424
Ending Balance as of December 31, 2013	$35,090	$27,694	$6,520	$130	$69,434

Balance as of December 31, 2011	$38,831	$26,049	$6,249	$205	$71,334
Charge-offs	(8,750)	(15,848)	(1,906)	-	(26,504)
Recoveries	1,641	2,556	38	-	4,235
Provision	3,902	14,405	1,871	91	20,269
Ending Balance as of December 31, 2012	$35,624	$27,162	$6,252	$296	$69,334

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.  As of December 31, 2014 the allowance for loan losses for the acquired loan portfolio totaled $0.5 million. There was no allowance for the acquired loan portfolio as of December 31, 2013.  Net charge-offs related to acquired loans totaled approximately $4.8 million and $0.4 million during the years ended December 31, 2014 and December 31, 2013, respectively, and are included in the table above.

The following table illustrates the allowance for loan losses and the recorded investment by portfolio segment as of December 31, 2014 and 2013:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
As of December 31, 2014
Allowance for loan losses	$32,433	$26,720	$7,130	$76	$66,359

Allowance for loans individually evaluated for impairment	1,100	-	-		1,100

Allowance for loans collectively evaluated for impairment	$31,333	$26,720	$7,130	$76	$65,259

Ending balance of loans	$2,473,702	$2,005,980	$1,115,589		$5,595,271

Ending balance of originated loans individually evaluated for impairment	11,079	5,498	3,544		20,121
Ending balance of acquired loans individually evaluated for impairment	5,675	-	-		5,675
Ending balance of acquired loans collectively evaluated for impairment	327,656	147,256	266,747		741,659
Ending balance of originated loans collectively evaluated for impairment	$2,129,292	$1,853,226	$845,298		$4,827,816

As of December 31, 2013
Allowance for loan losses	$35,090	$27,694	$6,520	$130	$69,434

Allowance for loans individually evaluated for impairment	715	-	-		715

Allowance for loans collectively evaluated for impairment	$34,375	$27,694	$6,520	$130	$68,719

Ending balance of loans	$2,392,621	$1,972,537	$1,041,637		$5,406,795

Ending balance of originated loans individually evaluated for impairment	16,120	3,248	2,012		21,380
Ending balance of acquired loans individually evaluated for impairment	10,060	-	-		10,060
Ending balance of acquired loans collectively evaluated for impairment	392,329	219,587	308,416		920,332
Ending balance of originated loans collectively evaluated for impairment	$1,974,112	$1,749,702	$731,209		$4,455,023

The following table illustrates the Company’s nonaccrual loans by loan class as of December 31, 2014 and 2013:

(In thousands)	December 31, 2014	December 31, 2013
ORIGINATED
Commercial Loans
Commercial	$1,012	$3,669
Commercial Real Estate	4,127	7,834
Agricultural	817	1,135
Agricultural Real Estate	565	961
Business Banking	6,910	5,701
	13,431	19,300

Consumer Loans
Indirect	1,964	1,461
Home Equity	6,596	5,931
Direct	84	86
	8,644	7,478

Residential Real Estate Mortgages	8,770	7,105

	$30,845	$33,883

ACQUIRED
Commercial Loans
Commercial	$3,009	$6,599
Commercial Real Estate	2,666	3,559
Business Banking	665	1,340
	6,340	11,498

Consumer Loans
Indirect	106	93
Home Equity	557	570
Direct	33	49
	696	712

Residential Real Estate Mortgages	3,193	3,872

	$10,229	$16,082

TOTAL NONACCRUAL LOANS	$41,074	$49,965

The following table sets forth information with regard to past due and nonperforming loans by loan class:

Age Analysis of Past Due Financing Receivables
As of December 31, 2014
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$-	$735	$-	$735	$1,012	$613,400	$615,147
Commercial Real Estate	192	-	-	192	4,127	1,064,549	1,068,868
Agricultural	-	-	-	-	817	32,130	32,947
Agricultural Real Estate	19	-	-	19	565	24,390	24,974
Business Banking	799	235	84	1,118	6,910	390,407	398,435
	1,010	970	84	2,064	13,431	2,124,876	2,140,371

Consumer Loans
Indirect	16,434	3,154	1,991	21,579	1,964	1,286,507	1,310,050
Home Equity	4,591	1,428	821	6,840	6,596	479,444	492,880
Direct	560	157	52	769	84	54,941	55,794
	21,585	4,739	2,864	29,188	8,644	1,820,892	1,858,724
Residential Real Estate Mortgages	2,901	96	1,256	4,253	8,770	835,819	848,842
	$25,496	$5,805	$4,204	$35,505	$30,845	$4,781,587	$4,847,937

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$3,009	$72,255	$75,264
Commercial Real Estate	-	-	-	-	2,666	197,222	199,888
Business Banking	5	15	-	20	665	57,494	58,179
	5	15	-	20	6,340	326,971	333,331

Consumer Loans
Indirect	518	5	54	577	106	64,540	65,223
Home Equity	190	60	5	255	557	75,904	76,716
Direct	31	-	7	38	33	5,246	5,317
	739	65	66	870	696	145,690	147,256
Residential Real Estate Mortgages	1,162	265	671	2,098	3,193	261,456	266,747
	$1,906	$345	$737	$2,988	$10,229	$734,117	$747,334
Total Loans	$27,402	$6,150	$4,941	$38,493	$41,074	$5,515,704	$5,595,271

Age Analysis of Past Due Financing Receivables
As of December 31, 2013
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$105	$247	$-	$352	$3,669	$612,402	$616,423
Commercial Real Estate	1,366	-	-	1,366	7,834	925,116	934,316
Agricultural	150	21	-	171	1,135	63,856	65,162
Agricultural Real Estate	519	-	-	519	961	35,172	36,652
Business Banking	1,228	122	105	1,455	5,701	330,523	337,679
	3,368	390	105	3,863	19,300	1,967,069	1,990,232

Consumer Loans
Indirect	14,093	2,878	1,583	18,554	1,461	1,141,829	1,161,844
Home Equity	6,033	1,888	1,115	9,036	5,931	517,856	532,823
Direct	679	125	46	850	86	57,347	58,283
	20,805	4,891	2,744	28,440	7,478	1,717,032	1,752,950
Residential Real Estate Mortgages	3,951	379	808	5,138	7,105	720,978	733,221
	$28,124	$5,660	$3,657	$37,441	$33,883	$4,405,079	$4,476,403

ACQUIRED
Commercial Loans
Commercial	$24	$-	$-	$24	$6,599	$96,603	$103,226
Commercial Real Estate	-	-	-	-	3,559	225,455	229,014
Business Banking	320	2	-	322	1,340	68,487	70,149
	344	2	-	346	11,498	390,545	402,389

Consumer Loans
Indirect	939	113	71	1,123	93	123,870	125,086
Home Equity	753	63	-	816	570	85,690	87,076
Direct	76	56	9	141	49	7,235	7,425
	1,768	232	80	2,080	712	216,795	219,587
Residential Real Estate Mortgages	1,725	-	-	1,725	3,872	302,819	308,416
	$3,837	$234	$80	$4,151	$16,082	$910,159	$930,392
Total Loans	$31,961	$5,894	$3,737	$41,592	$49,965	$5,315,238	$5,406,795

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

The following provides additional information on loans specifically evaluated for impairment for the years ended December 31, 2014 and 2013

Impaired Loans

	December 31, 2014			December 31, 2013
(in thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans
Commercial	$1,748	$1,901		$4,721	$4,777
Commercial Real Estate	4,505	4,520		4,613	5,164
Agricultural	20	26		125	195
Agricultural Real Estate	1,147	1,441		1,431	1,708
Business Banking	896	1,301		210	602
Total Commercial Loans	8,316	9,189		11,100	12,446

Consumer Loans
Home Equity	5,498	6,033		3,248	3,472

Residential Real Estate Mortgages	3,544	3,959		2,012	2,255
Total	17,358	19,181		16,360	18,173

With an allowance recorded:
Commercial Loans
Commercial Real Estate	2,763	4,611	600	5,020	6,877	715

ACQUIRED
With no related allowance recorded:
Commercial Loans
Commercial	-	-		6,501	6,538
Commercial Real Estate	2,666	3,830		3,559	3,842
Total Commercial Loans	2,666	3,830		10,060	10,380

With an allowance recorded:
Commercial Loans
Commercial	3,009	4,668	500	-	-	-

Total	$25,796	$32,290	$1,100	$31,440	$35,430	$715

The following table summarizes the average recorded investments on loans specifically evaluated for impairment and the interest income recognized for the years ended December 31, 2014, 2013 and 2012:

	December 31, 2014		December 31, 2013		December 31, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized Accrual	Average Recorded Investment	Interest Income Recognized Accrual	Average Recorded Investment	Interest Income Recognized Accrual
ORIGINATED
Commercial Loans
Commercial	$1,954	$115	$3,488	$-	$6,682	$56
Commercial Real Estate	9,679	169	11,085	95	4,944	230
Agricultural	91	1	1,035	1	1,767	43
Agricultural Real Estate	1,346	46	1,067	47	922	72
Business Banking	610	55	127	61	68	65
Consumer Loans
Home Equity	5,198	267	3,120	145	1,877	123
Residential Real Estate Mortgages	3,039	119	2,085	69	1,143	54
ACQUIRED
Commercial Loans
Commercial	5,756	-	-	-	-	-
Commercial Real Estate	3,386	-	1,310	-	-	-
Total	$31,059	$772	$23,317	$418	$17,403	$643

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

The following tables illustrate the Company’s credit quality by loan class for the years ended December 31, 2014 and 2013:

Credit Quality Indicators
December 31, 2014

(In thousands)
ORIGINATED
Commercial Credit Exposure
By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$$570,884	$1,023,856	$30,481	$23,443	$1,648,664
Special Mention	6,022	17,341	275	42	23,680
Substandard	38,241	27,671	2,183	1,489	69,584
Doubtful	-	-	8	-	8
Total	$615,147	$1,068,868	$32,947	$24,974	$1,741,936

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking			Total
Non-classified	$379,445			$379,445
Classified	18,990			18,990
Total	$398,435			$398,435

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$1,306,095	$485,463	$55,658	$1,847,216
Nonperforming	3,955	7,417	136	11,508
Total	$1,310,050	$492,880	$55,794	$1,858,724

Residential Mortgage Credit Exposure
By Payment Activity:	Residential Mortgage	Total
Performing	$838,816	$838,816
Nonperforming	10,026	10,026
Total	$848,842	$848,842

Credit Quality Indicators
December 31, 2014
(In thousands)
ACQUIRED
Commercial Credit Exposure
By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Total
Pass	$63,630	$186,036	$-	$249,666
Special Mention	2,840	2,646	-	5,486
Substandard	8,794	11,206	-	20,000
Doubtful	-	-	-	-
Total	$75,264	$199,888	$-	$275,152

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking	Total
Non-classified	$53,264	$53,264
Classified	4,915	4,915
Total	$58,179	$58,179

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$65,063	$76,154	$5,277	$146,494
Nonperforming	160	562	40	762
Total	$65,223	$76,716	$5,317	$147,256

Residential Mortgage Credit Exposure
By Payment Activity:	Residential Mortgage	Total
Performing	$262,883	$262,883
Nonperforming	3,864	3,864
Total	$266,747	$266,747

Credit Quality Indicators
December 31, 2013
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

Credit Quality Indicators
December 31, 2013
(In thousands)
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

Troubled Debt Restructuring

Troubled debt restructurings made during the year ended December 31, 2014 consisted of three business banking loans totaling $0.9 million, 9 home equity loans totaling $0.3 million, one indirect consumer loan totaling less than $0.1 million, 47 direct consumer loans totaling $3.0 million and 27 residential real estate mortgages totaling $2.7 million.  During the year ended December 31, 2014, there was one indirect consumer loan classified as TDRs totaling less than $0.1 million, one home equity loan classified as a TDR totaling less than $0.1 million, 5 direct consumer loans classified as TDRs totaling $0.2 million, and six residential real estate mortgages classified as TDRs totaling $0.4 million that subsequently defaulted on their renegotiated terms.

Troubled debt restructurings made during the year ended December 31, 2013 consisted of four commercial loans totaling $7.0 million, 23 home equity loans totaling $1.0 million, and six residential real estate mortgages totaling $0.5 million.  During the year ended December 31, 2013, there was one commercial loan classified as a TDR totaling $0.9 million and eight home equity loans classified as TDRs totaling $0.4 million that subsequently defaulted on their renegotiated terms.

Substantially all modifications include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount.

(6) Premises and Equipment, Net

A summary of premises and equipment follows:

	December 31,
(In thousands)	2014	2013
Land, buildings, and improvements	$122,400	$120,098
Equipment	58,835	55,729
Premises and equipment before accumulated depreciation	181,235	175,827
Accumulated depreciation	91,977	87,500
Total premises and equipment	$89,258	$88,327

Buildings and improvements are depreciated based on useful lives of 15 to 40 years.  Equipment is depreciated based on useful lives of three to ten years.

Rental expense included in occupancy expense amounted to $8.0 million in 2014, $7.5 million in 2013, and $6.4 million in 2012. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2014 (in thousands):

Future Minimum Rental Payments

2015	$7,369
2016	7,215
2017	6,811
2018	6,122
2019	5,655
Thereafter	26,257
Total	$59,429

(7) Goodwill and Other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2014	$264,997
Goodwill Adjustments	(1,363)
December 31, 2014	$263,634

January 1, 2013	$152,373
Goodwill Acquired	112,624
December 31, 2013	$264,997

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets.  These intangible assets are amortized over their estimated useful lives, which range primarily from one to twelve years.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2014	2013
Core deposit intangibles
Gross carrying amount	$19,401	$19,401
Less: accumulated amortization	12,522	10,083
Net carrying amount	6,879	9,318

Identified intangible assets
Gross carrying amount	28,316	28,509
Less: accumulated amortization	14,878	12,270
Net carrying amount	13,438	16,239

Total intangibles
Gross carrying amount	47,717	47,910
Less: accumulated amortization	27,400	22,353
Net carrying amount	$20,317	$25,557

Amortization expense on intangible assets with definite useful lives totaled $5.0 million for 2014, $4.9 million for 2013 and $3.4 million for 2012.  Amortization expense on intangible assets with definite useful lives is expected to total $4.8 million for 2015, $3.3 million for 2016, $2.8 million for 2017, $2.2 million for 2018, $1.7 million for 2019 and $3.7million thereafter.  Other identified intangible assets include customer lists, non-competes, and trademark intangibles, of which $1.8 million will not amortize.

(8)  Deposits

The following table sets forth the maturity distribution of time deposits at December 31, 2014 (in thousands):

Time deposits
Within one year	$464,853
After one but within two years	132,999
After two but within three years	143,142
After three but within four years	80,804
After four but within five years	204,492
After five years	17,533
Total	$1,043,823

Time deposits of $100,000 or more aggregated $269.8 million and $375.4 million December 31, 2014 and 2013, respectively.

(9) Short-Term Borrowings

Short-term borrowings totaled $316.8 million and $456.0 million at December 31, 2014 and 2013, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company had unused lines of credit with the FHLB available for short-term financing of approximately $958 million and $497 million at December 31, 2014 and 2013, respectively. Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated  financial  institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows:

(In thousands)	2014	2013	2012
Federal funds purchased
Balance at year-end	$68,000	$130,000	$10,000
Average during the year	110,154	39,907	12,658
Maximum month end balance	183,000	130,000	60,000
Weighted average rate during the year	0.29%	0.26%	0.27%
Weighted average rate at December 31	0.34%	0.18%	0.27%

Securities sold under repurchase agreements
Balance at year-end	$148,802	$176,042	$152,941
Average during the year	165,858	169,352	153,084
Maximum month end balance	182,861	185,871	165,977
Weighted average rate during the year	0.06%	0.06%	0.10%
Weighted average rate at December 31	0.06%	0.05%	0.10%

Other short-term borrowings
Balance at year-end	$100,000	$150,000	$-
Average during the year	106,438	71,589	-
Maximum month end balance	320,000	210,000	-
Weighted average rate during the year	0.40%	0.43%	0.00%
Weighted average rate at December 31	0.36%	0.55%	0.00%

See Note 3 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

(10) Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.  A summary as of December 31, 2014 and 2013 is as follows:

(In thousands)	As of December 31, 2014				As of December 31, 2013
Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2014	-	-	-	-	12,460	1.33%	-	-
2015	217	-	-	-	308	-	-	-
2016	50,626	2.91%	30,000	4.15%	90,313	3.52%	70,000	4.21%
2017	40,000	2.68%	25,000	3.48%	115,312	3.55%	75,000	3.73%
2018	40,000	2.57%	25,000	3.15%	90,313	3.26%	75,000	3.61%
2021	102	4.00%	-	-	117	4.00%	-	-
	$130,945		$80,000		$308,823		$220,000

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

As of December 31, 2014, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Trust Preferred Debt Owed To Trust	Final Maturity Date

CNBF Capital Trust I	August 1999	$18,000	3-month LIBOR plus 2.75%	$18,720	August 2029

NBT Statutory Trust I	November 2005	5,000	3-month LIBOR plus 1.40%	5,155	December 2035

NBT Statutory Trust II	February 2006	50,000	3-month LIBOR plus 1.40%	51,547	March 2036

Alliance Financial Capital Trust I	December 2003	10,000	3-month LIBOR plus 2.85%	10,310	January 2034

Alliance Financial Capital Trust II	September 2006	15,000	3-month LIBOR plus 1.65%	15,464	September 2036

The Company’s junior subordinated debentures include amounts related to the Company’s NBT Statutory Trust I and II as well as junior subordinated debentures associated with one statutory trust affiliates that were acquired from our merger with CNB Financial Corp. and two statutory trusts acquired from Alliance (the “Trusts”). The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $98 million at December 31, 2014. The Company owns all of the common securities of the Trusts and have accordingly recorded $3.2 million in equity method investments classified as other assets in our Consolidated Balance Sheets at December 31, 2014. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

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

(12) Income Taxes

The significant components of income tax expense attributable to operations are:

	Years ended December 31,
(In thousands)	2014	2013	2012
Current
Federal	$26,059	$23,536	$21,011
State	2,823	2,316	1,815
	28,882	25,852	22,826

Deferred
Federal	6,648	2,334	(13)
State	1,699	10	3
	8,347	2,344	(10)
Total income tax expense	$37,229	$28,196	$22,816

Not included in the above table are items that were recorded to stockholders’ equity of approximately $(1.1) million, $7.0 million, and $(0.1) million for 2014, 2013, and 2012, respectively, relating to deferred taxes on the unrealized (gain) loss on available for sale securities, tax benefits recognized with respect to stock options exercised, and deferred taxes related to pension plans.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2014	2013
Deferred tax assets
Allowance for loan losses	$25,689	$26,729
Deferred compensation	8,744	7,931
Postretirement benefit obligation	2,377	2,596
Unrealized losses on securities available for sale	-	5,900
Accrued liabilities	1,778	3,265
Stock-based compensation expense	6,457	7,862
Equipment leasing	1,416	1,661
Other	1,325	2,125
Total deferred tax assets	47,786	58,069
Deferred tax liabilities
Pension and executive retirement	12,192	17,417
Fair value adjustments from acquisitions	1,243	2,070
Unrealized gains on securities available for sale	1,331	-
Premises and equipment, primarily due to accelerated depreciation	2,491	2,270
Deferred loan costs	1,460	1,624
Intangible amortization	14,162	12,007
Other	390	892
Total deferred tax liabilities	33,269	36,280
Net deferred tax asset at year-end	14,517	21,789
Net deferred tax asset at beginning of year	21,789	11,115
(Decrease) Increase in net deferred tax asset	$(7,272)	$10,674

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2014 and 2013.

At December 31, 2014, 2013, and 2012 the Company had no ASC 740-10 unrecognized tax benefits.   The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.   During 2012 there was a reduction of reserves for Federal tax benefits for expiration of the statute of limitations of prior years’ tax filings.  As a result, unrecognized tax benefits were reduced $0.9 million for 2012 with a reduction of tax expense of $0.8 million in 2012.

The Company is no longer subject to U.S. Federal tax examination by tax authorities for years prior to 2010 and New York State for years prior to 2010.  The Company recognizes interest expense penalties related to unrecognized tax benefits, if any, in income tax expense.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35 % to income before taxes:

	Years ended December 31
(In thousands)	2014	2013	2012
Federal income tax at statutory rate	$39,306	$31,482	$27,081
Tax exempt income	(2,250)	(2,433)	(2,536)
Net increase in CSV of life insurance	(1,734)	(1,166)	(908)
Low income housing tax credits	(880)	(819)	(629)
State taxes, net of federal tax benefit	2,939	1,512	1,182
Other, net	(152)	(380)	(1,374)
Income tax expense	$37,229	$28,196	$22,816

(13) Employee Benefit Plans

Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at December 31, 2014. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in bonds and publicly traded stocks and mutual funds. Prior to January 1, 2000, the Plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the Plan was converted to a cash balance plan with grandfathering provisions for existing participants.  Effective March 1, 2013, the pension plan was amended.  Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013.

The Company assumed a noncontributory, defined benefit pension plan in the Alliance acquisition.  This plan covers certain Alliance full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen.  Under this plan, retirement benefits are primarily a function of both the years of service and the level of compensation.  Effective May 1, 2013, this plan was merged into the Plan.  The merging of the plans required a valuation as of the merger date and resulted in a $2.4 million adjustment to accumulated other comprehensive income in 2013.  The merging of the plans did not have a significant impact on the Company’s financial statements and related footnotes.

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

The components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other postretirement benefits at December 31, 2014 are summarized below.

The Company expects that $2.4 million in net actuarial loss and $0.2 million in prior service costs will be recognized as components of net periodic benefit cost in 2015.

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Net actuarial loss	$28,767	$11,286	$2,929	$1,628
Prior service cost	97	118	(314)	(521)
Total amounts recognized in accumulated other comprehensive loss (pre-tax)	$28,864	$11,404	$2,615	$1,107

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans.  The following table sets forth changes in benefit obligations, changes in plan assets, and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$85,667	$85,130	$7,428	$4,071
Service cost	2,290	2,493	16	23
Interest cost	4,142	3,223	347	286
Plan participants' contributions	-	-	266	269
Actuarial(gain) loss	12,501	(10,853)	1,452	(369)
Amendments	-	-	-	(54)
Acquisition	-	10,958	-	3,928
Benefits paid	(6,044)	(5,284)	(799)	(726)
Projected benefit obligation at end of year	98,556	85,667	8,710	7,428
Change in plan assets
Fair value of plan assets at beginning of year	118,574	99,705	-	-
Actual return on plan assets	3,950	18,451	-	-
Acquisition	-	4,994	-	-
Employer contributions	752	708	533	457
Plan participants' contributions	-	-	266	269
Benefits paid	(6,044)	(5,284)	(799)	(726)
Fair value of plan assets at end of year	117,232	118,574	-	-

Funded status at year end	$18,676	$32,907	$(8,710)	$(7,428)

An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.  The accumulated benefit obligation for pension benefits was $98.6 million and $85.7 million at December 31, 2014 and 2013, respectively.  The accumulated benefit obligation for other postretirement benefits was $8.7 million and $7.4 million at December 31, 2014 and 2013, respectively.  The funded status of the pension and other postretirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2014 and 2013.

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Other assets	$39,044	$48,189	$-	$-
Other liabilities	(20,368)	(15,282)	(8,710)	(7,428)
Funded status	$18,676	$32,907	$(8,710)	$(7,428)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years ended December 31,
	2014	2013	2012
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	4.19% - 4.30%	4.90%-5.05%	3.50%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%-3.75%	3.00%	3.00%

The following assumptions were used to determine net periodic pension cost:
Discount rate	4.90%-5.05%	3.50%	4.10%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%-3.75%	3.00%	3.00%

Net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$2,290	$2,493	$3,122	$16	$23	$20
Interest cost	4,142	3,223	3,145	347	286	155
Expected return on plan assets	(8,681)	(7,804)	(6,686)	-	-	-
Amortization of prior service cost	23	23	283	(206)	(205)	(202)
Amortization of unrecognized net loss	79	2,692	3,330	151	280	182
Net periodic pension cost	$(2,147)	$627	$3,194	$308	$384	$155

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net loss (gain)	$17,233	$(21,500)	$894	$1,452	$(369)	$136
Prior service cost	-	-	(1,006)	-	(54)	-
Amortization of prior service cost	(23)	(23)	(283)	206	205	202
Amortization of unrecognized net gain	(79)	(2,692)	(3,330)	(151)	(280)	(182)
Total recognized in other comprehensive loss (income)	17,131	(24,215)	(3,725)	1,507	(498)	156

Total recognized in net periodic benefit cost and other comprehensive income (loss) - pre-tax	$14,984	$(23,588)	$(531)	$1,815	$(114)	$311

The following table sets forth estimated future benefit payments for the pension plans and other postretirement benefit plans:

(In thousands)	Pension Benefits	Other Benefits
2015	6,011	538
2016	6,221	549
2017	9,473	571
2018	7,100	592
2019	6,953	578
2020 - 2024	40,351	2,881

The Company is not required to make contributions to the defined benefit plan in 2015.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2014 were assumed to be 7.0 to 9.0 percent. The rates were assumed to decrease gradually to 3.9 percent for fiscal year 2075 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2014:

(In thousands)	One Percentage point increase	One Percentage point decrease
Increase (decrease) on total service and interest cost components	$39	$(33)
Increase (decrease) on postretirement accumulated benefit obligation	895	(764)

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target 2014	2014	2013
Cash and cash equivalents	0 - 20%	4%	6%
Fixed income securities	20 - 40%	38%	27%
Equities	40 - 80%	58%	67%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio.  All issues that are rated lower than A by Standard and Poor’s are to be excluded.  Equity securities at December 31, 2014 and 2013 do not include any Company common stock.

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan as of December 31, 2014 and 2013:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance as of December 31, 2014
Cash and cash equivalents	$4,423	$-	$4,423
Foreign equity mutual funds	38,581	-	38,581
Equity mutual funds	29,718	-	29,718
U.S. government bonds	-	4,420	4,420
Corporate bonds	-	40,090	40,090
Totals	$72,722	$44,510	$117,232

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance as of December 31, 2013
Cash and cash equivalents	$7,533	$-	$7,533
Foreign equity mutual funds	15,653	-	15,653
Equity mutual funds	16,727	-	16,727
U.S. government bonds	-	9,355	9,355
Corporate bonds	-	19,665	19,665
Common stock	44,532	-	44,532
Municipal bonds and notes	-	1,451	1,451
Foreign bonds and notes	-	1,392	1,392
Foreign equity	2,266	-	2,266
Totals	$86,711	$31,863	$118,574

The plan had no financial instruments recorded at fair value on a nonrecurring basis as of December 31, 2014.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets was 7.5% at December 31, 2014 and December 31, 2013.  This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return.  The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”).  The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries.  In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability.  Participation in the 401(k) Plan is contingent upon certain age and service requirements.  The employer contributions associated with the 401(k) Plan were $2.2 million in 2014, $2.1 million in 2013, and $1.8 million in 2012.

(14) Stock-Based Compensation

In April 2008, the Company adopted the NBT Bancorp Inc. 2008 Omnibus Incentive Plan (the “Plan”). Under the terms of the Plan, options and other equity-based awards are granted to directors and employees to increase their direct proprietary interest in the operations and success of the Company.  The Plan assumed all prior equity-based incentive plans and any new equity-based awards are granted under the terms of the Plan.  Under terms of the Plan, stock options are granted to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate ten years from the date of the grant.  Shares issued as a result of stock option exercises and vesting of restricted shares and stock unit awards are funded from the Company’s treasury stock.  Restricted shares granted under the Plan vest after five years for employees and three years for non-employee directors.  Restricted stock units granted under the Plan may have different terms and conditions.  Performance shares and units granted under the Plan for executives may have different terms and conditions.  Since 2011, the Company primarily grants restricted stock unit awards.  Stock option grants since that time were reloads of existing grants.

The following table summarizes information concerning stock options outstanding at December 31, 2014:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,341,500	$22.98
Granted	3,296	24.80
Exercised	(290,243)	22.58
Forfeited	(105)	20.19
Expired	(16,106)	22.36
Outstanding at December 31, 2014	1,038,342	$23.10	3.40	$3,353,951

Exercisable at December 31, 2014	1,031,726	$23.09	3.37	$3,342,258

Expected to Vest	5,249	$24.50	7.32	$9,354

Total stock-based compensation expense for stock option awards totaled $0.1 million, $0.2 million, and $0.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.  Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Proceeds from stock options exercised	$6,554	$7,927	$1,908
Tax benefits related to stock options exercised	313	178	8
Intrinsic value of stock options exercised	789	905	498
Fair value of shares vested during the year	393	766	1,656

The Company has outstanding restricted and deferred stock awards granted from various plans at December 31, 2014. The Company recognized $4.2 million, $3.8 million, and $3.7 million in stock-based compensation expense related to these stock awards for the years ended December 31, 2014, 2013, and 2012, respectively.  Tax benefits recognized with respect to restricted stock awards and stock units were $2.9 million, $2.4 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Unrecognized compensation cost related to restricted stock awards and stock units totaled $4.4 million at December 31, 2014 and will be recognized over 1.7 years on a weighted average basis.  Shares issued are funded from the Company’s treasury stock.  The following table summarizes information for unvested restricted stock awards outstanding as of December 31, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested Restricted Stock Awards
Unvested at January 1, 2014	66,650	$23.15
Forfeited	-	-
Vested	(14,650)	22.16
Unvested at December 31, 2014	52,000	$23.43

The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested Restricted Stock Units
Unvested at January 1, 2014	539,850	$27.36
Forfeited	(5,090)	-
Vested	(105,013)	-
Granted	209,228	24.11
Unvested at December 31, 2014	638,975	$31.01

The Company has 3.8 million securities remaining available to be granted as part of the Plan at December 31, 2014.

(15)  Stockholders’ Equity

In accordance with accounting standards, unrealized gains on available for sale securities and unrecognized actuarial gains or losses and prior service costs associated with the Company’s pension and postretirement benefit plans are included in accumulated other comprehensive loss, net of tax.  For the years ended December 31, components of accumulated other comprehensive loss are:

(In thousands)	2014	2013
Unrecognized prior service cost and net actuarial loss on pension plans	$(19,181)	$(7,785)
Unrealized net holding gains (losses) on available for sale securities	2,154	(8,980)
Accumulated other comprehensive loss	$(17,027)	$(16,765)

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations..  At December 31, 2014, approximately $88.7 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Under a previously disclosed stock repurchase plan, the Company purchased 3,288 shares of its common stock during the twelve month period ended December 31, 2014, for a total of $0.1 million at an average price of $22.02 per share.  This plan expired on December 31, 2014.  On October 27, 2014, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock.  This plan expires on December 31, 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and NBT Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2014 and 2013, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements.  The regulations establish a framework for the classification of banks into five categories:  well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  As of December 31, 2014, the most recent notification from NBT Bank’s regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 capital to average asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed NBT Bank’s category.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory ratio requirements
(Dollars in thousands)	Amount	Ratio	Minimum capital adequacy	For classification as well capitalized
As of December 31, 2014
Total Capital (to risk weighted assets):
Company	$777,651	13.50%	8.00%	10.00%
NBT Bank	727,771	12.72%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	709,965	12.32%	4.00%	6.00%
NBT Bank	660,086	11.54%	4.00%	6.00%
Tier I Capital (to average assets)
Company	709,965	9.39%	4.00%	5.00%
NBT Bank	660,086	8.79%	4.00%	5.00%

As of December 31, 2013
Total Capital (to risk weighted assets):
Company	$723,580	12.99%	8.00%	10.00%
NBT Bank	686,194	12.41%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	653,950	11.74%	4.00%	6.00%
NBT Bank	617,038	11.16%	4.00%	6.00%
Tier I Capital (to average assets)
Company	653,950	8.93%	4.00%	5.00%
NBT Bank	617,038	8.47%	4.00%	5.00%

(17) Earnings Per Share

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

	Years ended December 31,
	2014			2013			2012
(In thousands, except per share data)	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
Basic earnings per share	$75,074	43,877	$1.71	$61,747	41,930	$1.47	$54,558	33,379	$1.63
Effect of dilutive securities

Stock based compensation		518			420			340
Diluted earnings per share	$75,074	44,395	$1.69	$61,747	42,350	$1.46	$54,558	33,719	$1.62

There were approximately 0.5 million, 1.0 million, and 1.2 million weighted average stock options for the years ended December 31, 2014, 2013, and 2012, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during  these  periods.

(18) Reclassification Adjustments Out of Other Comprehensive (Loss) Income

The following table summarizes the reclassification adjustments out of accumulated other comprehensive loss (in thousands):

Detail About Accumulated Other Comprehensive (Loss) Income Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income
	Years ended
	December 31, 2014	December 31, 2013
Available for sale securities:
Gains on available for sale securities	$(92)	$(1,426)	Net securities gains
Amortization of unrealized gains and losses related to securities transfer	(421)	-	Interest Income
Tax benefit	200	565	Income tax expense
Net of tax	$(313)	$(861)

Pension and other benefits:
Amortization of net gains	$94	$2,972	Salaries and employee benefits
Amortization of prior service costs	(19)	(182)	Salaries and employee benefits
Tax expense	29	1,189	Income tax expense
Net of tax	$46	$1,601

Total reclassifications during the period, net of tax	$(267)	$740

(19) Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets.  The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2014, approximately 59% of the Company’s loans were secured by real estate located in central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, and Vermont.  Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

	At December 31,
(In thousands)	2014	2013
Unused lines of credit	$214,175	$216,658
Commitments to extend credits, primarily variable rate	972,912	849,092
Standby letters of credit	35,244	36,837
Commercial letters of credit	22,486	41,263
Loans sold with recourse	23,351	15,741

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company’s stand-by letters of credit at December 31, 2014 and 2013 was not significant.

The total amount of loans serviced by the Company for unrelated third parties was approximately $626.0 million and $685.6 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the Company had approximately $1.5 million and $2.2 million, respectively, of mortgage servicing rights.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated.

The Company is required to maintain reserve balances with the Federal Reserve Bank of New York. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 24, 2014 was $46.9 million.

(20) Fair Values of Financial Instruments

The following table sets forth information with regard to estimated fair values of financial instruments at December 31, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		December 31, 2014		December 31, 2013
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$454,361	$454,994	$117,283	$113,276
Net loans	3	5,528,912	5,584,777	5,337,361	5,386,520
Financial liabilities
Time deposits	2	$1,043,823	$1,038,877	$1,021,142	$1,023,982
Long-term debt	2	130,945	132,562	308,823	325,195
Junior subordinated debt	2	101,196	103,770	101,196	105,121

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

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value as of December 31, 2014 and December 31, 2013.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets:
Securities Available for Sale:
U.S. Treasury	$23,111	$-	$-	$23,111
Federal Agency	-	329,914	-	329,914
State & municipal	-	37,570	-	37,570
Mortgage-backed	-	364,727	-	364,727
Collateralized mortgage obligations	-	242,129	-	242,129
Other securities	7,612	8,108	-	15,720
Total Securities Available for Sale	$30,723	$982,448	$-	$1,013,171
Trading Securities	7,793	-	-	7,793
Interest Rate Swaps	-	4,707	-	4,707
Total	$38,516	$987,155	$-	$1,025,671

Liabilities:
Interest Rate Swaps	$-	$4,707	$-	$4,707
Total	$-	$4,707	$-	$4,707

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets:
Securities Available for Sale:
U.S. Treasury	$43,616	$-	$-	$43,616
Federal Agency	-	278,915	-	278,915
State & municipal	-	113,665	-	113,665
Mortgage-backed	-	364,164	-	364,164
Collateralized mortgage obligations	-	549,528	-	549,528
Other securities	6,796	8,197	-	14,993
Total Securities Available for Sale	$50,412	$1,314,469	$-	$1,364,881
Trading Securities	5,779	-	-	5,779
Interest Rate Swaps	-	281	-	281
Total	$56,191	$1,314,750	$-	$1,370,941

Liabilities:
Interest Rate Swaps	$-	$281	$-	$281
Total	$-	$281	$-	$281

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

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income.

FASB ASC Topic 820 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis.  In accordance with the provisions of FASB ASC Topic 310, the Company had collateral dependent impaired loans with a carrying value of approximately $5.8 million which had specific reserves included in the allowance for loan losses of $1.1 million at December 31, 2014.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  The fair value of underlying collateral is generally determined through independent appraisals, which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

FASB ASC Topic 825 gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  As of December 31, 2014 and 2013, the Company did not elect the fair value option for any eligible items.

(21)  Sale of Equity Investment

On April 17, 2014, NBT Capital Corp., a wholly-owned subsidiary of NBT, sold to LendingClub Corporation, its 20% ownership interest in Springstone Financial, LLC, which NBT originally acquired in exchange for a $3 million investment, as part of LendingClub's acquisition of all of the outstanding equity in Springstone. In total, LendingClub paid the group of selling equityholders a purchase price equal to $140 million in cash and preferred stock. As a result of this sale, the Company recognized a gain of $19.4 million during the second quarter of 2014.  There is $5.2 million in proceeds being held in escrow for indemnification provisions of the sale contract which will be recognized into income in 2015 when the conditions of the contract have been deemed to be satisfied.

(22)  Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2014	2013
Assets
Cash and cash equivalents	$3,586	$3,741
Securities available for sale, at estimated fair value	11,649	11,008
Trading securities	6,761	4,742
Investment in subsidiaries, on equity basis	947,880	896,479
Other assets	61,829	49,530
Total assets	$1,031,705	$965,500
Liabilities and Stockholders’ Equity
Total liabilities	$167,524	$148,931
Stockholders’ equity	864,181	816,569
Total liabilities and stockholders’ equity	$1,031,705	$965,500

Condensed Income Statements

	Years ended December 31,
(In thousands)	2014	2013	2012
Dividends from subsidiaries	$35,400	$13,500	$79,175
Management fee from subsidiaries	87,116	84,778	78,665
Securities gains	49	1,273	442
Interest, dividend and other income	800	636	720
Total revenue	123,365	100,187	159,002
Operating expense	89,834	83,679	79,015
Income before income tax benefit and equity in undistributed income of subsidiaries	33,531	16,508	79,987
Income tax benefit (expense)	631	(1,046)	(284)
Dividends in excess of income (equity in undistributed income) of subsidiaries	40,912	46,285	(25,145)
Net income	$75,074	$61,747	$54,558

Statements of Cash Flow

	Years ended December 31,
(In thousands)	2014	2013	2012
Operating activities
Net income	$75,074	$61,747	$54,558
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	3,521	4,305	4,364
Gain on sales of available-for-sale securities	49	1,273	442
Equity in undistributed income of subsidiaries	(75,824)	(59,785)	(54,030)
Cash dividend from subsidiaries	35,400	13,500	79,175
Net change in other liabilities	18,594	(18,077)	(3,181)
Net change in other assets	(25,151)	14,928	2,030
Net cash provided by operating activities	31,663	17,891	83,358
Investing activities
Purchases of available-for-sale securities	(597)	-	(4,163)
Sales and maturities of available-for-sale securities	140	1,948	1,445
Net cash provided by (used in) acquisitions	-	2,232	(14,612)
Purchases of premises and equipment	(640)	(782)	(1,240)
Net cash (used in) provided by investing activities	(1,097)	3,398	(18,570)
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	5,943	5,512	1,387
Payments on long-term debt	-	-	(3,340)
Purchases of treasury shares	(72)	(12,459)	(15,490)
Cash dividends and payments for fractional shares	(36,905)	(33,518)	(26,712)
Excess tax benefit from exercise of stock options	313	(178)	8
Net cash used in financing activities	(30,721)	(40,643)	(44,147)
Net (decrease) increase in cash and cash equivalents	(155)	(19,354)	20,641
Cash and cash equivalents at beginning of year	3,741	23,095	2,454
Cash and cash equivalents at end of year	$3,586	$3,741	$23,095

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2014 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited NBT Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Albany, New York
March 2, 2015

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 5, 2015 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2014 fiscal year end.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 5, 2015 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2014 fiscal year end.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to shares of Common Stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted-average exercise price of Outstanding options, warrants and rights	Number of securities remaining available for Future issuance under Equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	1,038,342	$23.10	3,778,677
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2014 fiscal year end.

ITEM  13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2014 fiscal year end.

ITEM  14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2014 fiscal year end.

PART  IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Income for each of the three years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2014, 2013 and 2012.

Notes to the Consolidated Financial Statements.

(a)(2)  There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3)  See below for all exhibits filed herewith and the Exhibit Index.

3.1
Certificate of Incorporation of NBT Bancorp Inc. as amended through May 2, 2012 (filed as Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2012, filed on November 9, 2012 and incorporated herein by reference).

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

10.5	NBT Bancorp Inc. Performance Share Plan (filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*
10.6	NBT Bancorp Inc. 2015 Executive Incentive Compensation Plan.*
10.7
2006 Non-Executive Restricted Stock Plan (filed as Exhibit 99.1 to Registrant’s Form S-8 Registration Statement, file number 333-139956, filed on January 12, 2007, and incorporated herein by reference).*

10.8
Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe as amended and restated Effective January 1, 2005  (filed as Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).*

10.9
Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).*

10.10
Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated November 5, 2009 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.11
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2010. (filed as Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2009, filed on March 1, 2010 and incorporated herein by reference).*

10.12
Form of Change in Control Agreement, dated November 5, 2009, by and between NBT Bancorp Inc. and Messrs. Dietrich, Chewens, Raven and Levy (filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.13
Form of First Amendment to the Form of Change in Control Agreement for Messrs. Dietrich, Chewens, Levy and Raven (filed as Exhibit 10.14 to Registrant's Form 10-K for the year ended December 31, 2013, filed on March 3, 2014 and incorporated herein by reference).*

10.14
Form of Amendment to Three-Year Change in Control Agreement for Messrs. Dietrich, Chewens, Levy and Raven (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on January 29, 2013 and incorporated herein by reference).*

10.15
Employment Agreement between NBT Bancorp Inc. and Michael J. Chewens as amended and restated November 5, 2009 (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.16
Form of Amended and Restated NBT Bancorp Inc. Supplemental Retirement Agreement, dated as of November 5, 2009, between NBT Bancorp Inc. and Messrs. Chewens, Levy and Raven (filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.17
Employment Agreement between NBT Bancorp Inc. and David E. Raven as amended and restated November 5, 2009 (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.18
Employment Agreement between NBT Bancorp Inc. and Jeffrey M. Levy made as amended and restated November 5, 2009 (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.19
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008 and incorporated herein by reference).*

10.20
First amendment dated November 5, 2009 to Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.21
Second amendment dated July 28, 2014 to Split-Dollar Agreement between NBT Bancorp, Inc., NBT Bank, National Association, and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant's Form 8-K, filed on August 1, 2014, and incorporated herein by reference).*

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

10.24
Employment Agreement, dated May 4, 2012, by and between Timothy L. Brenner and NBT Bancorp Inc. (filed as Exhibit 10.4 to Registrant’s Form S-4, filed on January 28, 2013 and incorporated herein by reference).*

10.25
Change in Control Agreement, dated May 4, 2013, by and between Timothy L. Brenner and NBT Bancorp Inc. (filed as Exhibit 10.5 to Registrant’s Form S-4, filed on January 28, 2013 and incorporated herein by reference).*

10.26	Form of Amendment to Two-Year Change in Control Agreement for Mr. Brenner (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on January 29, 2013 and incorporated herein by reference).*

10.27
Amended and Restated Supplemental Retirement Agreement and First Amendment to the Supplemental Retirement Agreement between Alliance Financial Corporation, Alliance Bank, N.A. and Jack H. Webb (filed as Exhibit 10.29 to Registrant's Form 10-K for the year ended December 31, 2013, filed on March 3, 2014 and incorporated herein by reference).*

10.28
Split Dollar Agreement between the Alliance Bank N.A. and Jack H. Webb (filed as Exhibit 10.30 to Registrant's Form 10-K for the year ended December 31, 2013, filed on March 3, 2014 and incorporated herein by reference).*

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
March 2, 2015

/s/ Martin A. Dietrich
Martin A. Dietrich

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daryl R. Forsythe

Daryl R. Forsythe
Chairman and Director
Date: March 2, 2015

/s/ Martin A. Dietrich

Martin A. Dietrich
NBT Bancorp Inc. President, CEO, and Director (Principal Executive Officer)
Date: March 2, 2015

/s/ Michael J. Chewens

Michael J. Chewens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 2, 2015

/s/ Richard Chojnowski

Richard Chojnowski, Director
Date: March 2, 2015

/s/ Patricia T. Civil

Patricia T. Civil, Director
Date: March 2, 2015

/s/ Timothy E. Delaney

Timothy E. Delaney, Director
Date: March 2, 2015

/s/ James H. Douglas

James H. Douglas, Director
Date: March 2, 2015

/s/ John C. Mitchell

John C. Mitchell, Director
Date: March 2, 2015

/s/ Michael M. Murphy

Michael M. Murphy, Director
Date: March 2, 2015

/s/ Joseph A. Santangelo

Joseph A. Santangelo, Director
Date: March 2, 2015

/s/ Robert A. Wadsworth

Robert A. Wadsworth, Director
Date: March 2, 2015

/s/ Lowell A. Seifter

Lowell A. Seifter, Director
Date: March 2, 2015

/s/ Paul M. Solomon

Paul M. Solomon, Director
Date: March 2, 2015

/s/ Jack H. Webb

Jack H. Webb, Director
Date: March 2, 2015