Form 10-Q
period 2015-03-31
NBT BANCORP INC
filed 2015-05-11
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.
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
Yes ☐  No ☒

As of April 30, 2015, there were 44,050,601 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended March 31, 2015

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	March 31	December 31
	2015	2014
(In thousands, except share and per share data)
Assets
Cash and due from banks	$133,727	$139,635
Short-term interest bearing accounts	8,936	7,001
Securities available for sale, at fair value	1,071,654	1,013,171
Securities held to maturity (fair value $461,224 and $454,994, respectively)	456,773	454,361
Trading securities	8,265	7,793
Federal Reserve and Federal Home Loan Bank stock	27,762	32,626
Loans	5,623,023	5,595,271
Less allowance for loan losses	65,359	66,359
Net loans	5,557,664	5,528,912
Premises and equipment, net	88,150	89,258
Goodwill	263,634	263,634
Intangible assets, net	19,084	20,317
Bank owned life insurance	114,342	114,251
Other assets	113,870	126,967
Total assets	$7,863,861	$7,797,926

Liabilities
Demand (noninterest bearing)	$1,797,879	$1,838,622
Savings, NOW, and money market	3,685,121	3,417,160
Time	996,437	1,043,823
Total deposits	6,479,437	6,299,605
Short-term borrowings	193,172	316,802
Long-term debt	130,775	130,945
Junior subordinated debt	101,196	101,196
Other liabilities	81,787	85,197
Total liabilities	6,986,367	6,933,745

Stockholders' equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at March 31, 2015 and December 31, 2014; issued 49,651,494 at March 31, 2015 and December 31, 2014	497	497
Additional paid-in-capital	575,928	576,504
Retained earnings	432,840	423,956
Accumulated other comprehensive loss	(13,531)	(17,027)
Common stock in treasury, at cost, 5,674,678 and 5,755,040 shares at March 31, 2015 and December 31, 2014, respectively	(118,240)	(119,749)
Total stockholders' equity	877,494	864,181
Total liabilities and stockholders' equity	$7,863,861	$7,797,926

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Income (unaudited)	2015	2014
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$59,518	$60,015
Securities available for sale	4,945	6,757
Securities held to maturity	2,283	768
Other	480	537
Total interest, fee, and dividend income	67,226	68,077
Interest expense
Deposits	3,573	3,284
Short-term borrowings	121	231
Long-term debt	826	2,507
Junior subordinated debt	540	538
Total interest expense	5,060	6,560
Net interest income	62,166	61,517
Provision for loan losses	3,642	3,596
Net interest income after provision for loan losses	58,524	57,921
Noninterest income
Insurance and other financial services revenue	6,374	6,737
Service charges on deposit accounts	4,072	4,369
ATM and debit card fees	4,248	4,072
Retirement plan administration fees	3,196	2,918
Trust	4,450	4,446
Bank owned life insurance	1,559	1,382
Net securities gains	14	7
Other	2,621	2,346
Total noninterest income	26,534	26,277
Noninterest expense
Salaries and employee benefits	30,182	29,534
Occupancy	6,066	6,226
Data processing and communications	4,103	4,001
Professional fees and outside services	3,497	3,415
Equipment	3,249	3,116
Office supplies and postage	1,619	1,685
FDIC expenses	1,198	1,278
Advertising	719	739
Amortization of intangible assets	1,284	1,310
Loan collection and other real estate owned	872	1,040
Other	4,913	5,173
Total noninterest expense	57,702	57,517
Income before income tax expense	27,356	26,681
Income tax expense	9,190	8,672
Net income	$18,166	$18,009
Earnings per share
Basic	$0.41	$0.41
Diluted	$0.41	$0.41

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2015	2014
(In thousands)
Net income	$18,166	$18,009
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) arising during the period (pre-tax amounts of ($4,842) and ($8,623))	2,959	5,208
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $14 and $7)	(9)	(4)
Amortization of unrealized net gains and losses related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $307 and $0 )	204	-
Pension and other benefits:
Amortization of prior service cost and actuarial loss (pre-tax amounts of $560 and $19)	342	11
Total other comprehensive income (loss)	3,496	5,215
Comprehensive income	$21,662	$23,224

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
(in thousands, except share and per share data)
Balance at December 31, 2013	$497	$574,152	$385,787	$(16,765)	$(127,102)	$816,569
Net income	-	-	18,009	-	-	18,009
Cash dividends - $0.21 per share	-	-	(9,207)	-	-	(9,207)
Net issuance of 87,638 shares to employee benefit plans and other stock plans, including tax benefit	-	(1,335)	-	-	1,697	362
Stock-based compensation	-	1,254	-	-	-	1,254
Other comprehensive income	-	-	-	5,215	-	5,215
Balance at March 31, 2014	$497	$574,071	$394,589	$(11,550)	$(125,405)	$832,202

Balance at December 31, 2014	$497	$576,504	$423,956	$(17,027)	$(119,749)	$864,181
Net income	-	-	18,166	-	-	18,166
Cash dividends - $0.21 per share	-	-	(9,282)	-	-	(9,282)
Net issuance of 80,362 shares to employee benefit plans and other stock plans, including tax benefit	-	(2,564)	-	-	1,509	(1,055)
Stock-based compensation	-	1,988	-	-	-	1,988
Other comprehensive income	-	-	-	3,496	-	3,496
Balance at March 31, 2015	$497	$575,928	$432,840	$(13,531)	$(118,240)	$877,494

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2015	2014
(In thousands, except per share data)
Operating activities

Net income	$18,166	$18,009
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,642	3,596
Depreciation and amortization of premises and equipment	2,152	2,046
Net accretion on securities	531	921
Amortization of intangible assets	1,284	1,310
Stock based compensation	1,988	1,254
Bank owned life insurance income	(1,559)	(1,382)
Purchases of trading securities	(492)	(1,043)
Losses (Gains) on trading securities	20	(132)
Proceeds from sales of loans held for sale	7,111	439
Originations and purchases of loans held for sale	(7,297)	(1,418)
Net gains on sales of loans held for sale	(64)	(3)
Net security gains	(14)	(7)
Net gain on sales of other real estate owned	-	(102)
Net decrease in other assets	12,078	7,118
Net (decrease) increase in other liabilities	(7,547)	1,156
Net cash provided by operating activities	29,999	31,762
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	61,153	67,341
Purchases	(114,445)	(70,339)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	19,752	5,107
Purchases	(18,907)	(5,217)
Other:
Net increase in loans	(33,206)	(78,304)
Proceeds from FHLB stock redemption	13,481	15,306
Purchases of Federal Reserve and FHLB stock	(8,617)	(9,900)
Proceeds from settlement of bank owned life insurance	1,468	573
Purchases of premises and equipment	(1,044)	(1,114)
Proceeds from the sales of other real estate owned	698	902
Net cash used in investing activities	(79,667)	(75,645)
Financing activities
Net increase in deposits	179,832	178,674
Net decrease in short-term borrowings	(123,630)	(99,164)
Repayments of long-term debt	(170)	(144)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	(1,055)	362
Cash dividends and payment for fractional shares	(9,282)	(9,207)
Net cash provided by financing activities	45,695	70,521
Net (decrease) increase in cash and cash equivalents	(3,973)	26,638
Cash and cash equivalents at beginning of period	146,636	158,926
Cash and cash equivalents at end of period	$142,663	$185,564

Supplemental disclosure of cash flow information	Three months ended March 31,
Cash paid during the period for:	2015	2014
Interest	$5,803	$6,829
Income taxes paid	872	2,745
Noncash investing activities:
Loans transferred to other real estate owned	$1,062	$460

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

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

The Company's business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking and financial services to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, northwestern Vermont, western Massachusetts, southern New Hampshire, and southern Maine.  The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company's business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.

Note 2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings.  Collectively, the Registrant and its subsidiaries are referred to herein as "the Company."  The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles ("GAAP").  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

Note 3.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
March 31, 2015
U.S. Treasury	$13,019	$37	$-	$13,056
Federal Agency	402,255	1,080	584	402,751
State & municipal	37,807	621	5	38,423
Mortgage-backed:
Government-sponsored enterprises	321,746	8,838	16	330,568
U.S. government agency securities	16,406	893	64	17,235
Collateralized mortgage obligations:
Government-sponsored enterprises	213,999	2,336	54	216,281
U.S. government agency securities	37,268	554	29	37,793
Other securities	12,872	2,799	124	15,547
Total securities available for sale	$1,055,372	$17,158	$876	$1,071,654
December 31, 2014
U.S. Treasury	$23,041	$70	$-	$23,111
Federal Agency	332,193	327	2,606	329,914
State & municipal	37,035	587	52	37,570
Mortgage-backed:
Government-sponsored enterprises	339,190	7,597	224	346,563
U.S. government agency securities	17,367	863	66	18,164
Collateralized mortgage obligations:
Government-sponsored enterprises	199,837	1,828	234	201,431
U.S. government agency securities	40,237	497	36	40,698
Other securities	12,818	3,054	152	15,720
Total securities available for sale	$1,001,718	$14,823	$3,370	$1,013,171

Other securities primarily represent marketable equity securities.

Securities with amortized costs totaling $1.4 billion at March 31, 2015 and $1.4 billion at December 31, 2014 were pledged to secure public deposits and for other purposes required or permitted by law.  At March 31, 2015 and December 31, 2014, securities with an amortized cost of $183.0 million and $208.8 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
March 31, 2015
Mortgage-backed:
Government-sponsored enterprises	$10,260	$25	$-	$10,285
U.S. government agency securities	727	122	-	849
Collateralized mortgage obligations:
Government-sponsored enterprises	307,647	4,279	1,313	310,613
State & municipal	138,139	1,370	32	139,477
Total securities held to maturity	$456,773	$5,796	$1,345	$461,224
December 31, 2014
Mortgage-backed:
Government-sponsored enterprises	$755	$113	$-	$868
Collateralized mortgage obligations:
Government-sponsored enterprises	317,628	1,934	1,965	317,597
State & municipal	135,978	674	123	136,529
Total securities held to maturity	$454,361	$2,721	$2,088	$454,994

The following table sets forth information with regard to investment securities with unrealized losses for the periods presented:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

March 31, 2015
Investment securities available for sale:
Federal agency	$159,455	$(331)	13	$39,721	$(253)	4	$199,176	$(584)	17
State & municipal	1,939	(5)	4	-	-	-	1,939	(5)	4
Mortgage-backed	11,159	(20)	16	4,759	(60)	14	15,918	(80)	30
Collateralized mortgage obligations	17,116	(60)	12	5,169	(23)	3	22,285	(83)	15
Other securities	642	(8)	1	3,237	(116)	2	3,879	(124)	3
Total securities with unrealized losses	$190,311	$(424)	46	$52,886	$(452)	23	$243,197	$(876)	69

March 31, 2015
Investment securities held to maturity:
Collateralized mortgage obligations	$13,031	$(19)	11	$45,860	$(1,294)	4	$58,891	$(1,313)	15
State & municipal	7,482	(32)	102	-	-	-	7,482	(32)	102
Total securities with unrealized losses	$20,513	$(51)	113	$45,860	$(1,294)	4	66,373	$(1,345)	117

December 31, 2014
Investment securities available for sale:
Federal agency	$66,528	$(226)	8	$198,151	$(2,380)	16	$264,679	$(2,606)	24
State & municipal	8,818	(42)	33	1,321	(10)	5	10,139	(52)	38
Mortgage-backed	10,400	(36)	10	35,565	(254)	31	45,965	(290)	41
Collateralized mortgage obligations	57,682	(196)	8	6,598	(74)	4	64,280	(270)	12
Other securities	-	-	-	3,201	(152)	2	3,201	(152)	2
Total securities with unrealized losses	$143,428	$(500)	59	$244,836	$(2,870)	58	$388,264	$(3,370)	117

December 31, 2014
Investment securities held to maturity:
Collateralized mortgage obligations	$26,052	$(49)	2	$46,415	$(1,916)	4	$72,467	$(1,965)	6
State & municipal	43,514	(116)	110	1,619	(7)	6	45,133	(123)	116
Total securities with unrealized losses	$69,566	$(165)	112	$48,034	$(1,923)	10	$117,600	$(2,088)	122

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of March 31, 2015, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of March 31, 2015, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company's consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at March 31, 2015:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$19,250	$19,312
From one to five years	414,712	416,598
From five to ten years	170,168	173,750
After ten years	438,370	446,447
	$1,042,500	$1,056,107
Debt securities classified as held to maturity
Within one year	$24,182	$24,260
From one to five years	16,047	16,137
From five to ten years	90,418	91,502
After ten years	326,126	329,325
	$456,773	$461,224

Maturities of mortgage-backed and collateralized mortgage obligations are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders' equity at March 31, 2015.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments for the three months ended March 31, 2015 and 2014:

Three months ended March 31,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2014	$32,433	$26,720	$7,130	$76	$66,359
Charge-offs	(798)	(4,378)	(504)	-	(5,680)
Recoveries	234	748	56	-	1,038
Provision	(591)	3,066	1,016	151	3,642
Ending Balance as of March 31, 2015	$31,278	$26,156	$7,698	$227	$65,359

Balance as of December 31, 2013	$35,090	$27,694	$6,520	$130	$69,434
Charge-offs	(479)	(4,032)	(319)	-	(4,830)
Recoveries	399	741	94	-	1,234
Provision	(573)	4,033	(70)	206	3,596
Ending Balance as of March 31, 2014	$34,437	$28,436	$6,225	$336	$69,434

As of March 31, 2015, included in the above tables, there was $1.9 million in the allowance for loan losses related to acquired commercial loans.  There was no allowance as of March 31, 2014 related to acquired loans.  Net charge-offs related to acquired loans totaled approximately $0.6 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively, and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of March 31, 2015 and December 31, 2014:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
As of March 31, 2015
Allowance for loan losses	$31,278	$26,156	$7,698	$227	$65,359

Allowance for loans individually evaluated for impairment	2,950	-	-		2,950

Allowance for loans collectively evaluated for impairment	$28,328	$26,156	$7,698	$227	$62,409

Ending balance of loans	$2,484,300	$2,013,123	$1,125,600		$5,623,023

Ending balance of originated loans individually evaluated for impairment	12,253	6,423	4,269		22,945
Ending balance of acquired loans individually evaluated for impairment	9,772	-	-		9,772
Ending balance of acquired loans collectively evaluated for impairment	315,466	132,675	260,857		708,998
Ending balance of originated loans collectively evaluated for impairment	$2,146,809	$1,874,025	$860,474		$4,881,308

As of December 31, 2014
Allowance for loan losses	$32,433	$26,720	$7,130	$76	$66,359

Allowance for loans individually evaluated for impairment	1,100	-	-		1,100

Allowance for loans collectively evaluated for impairment	$31,333	$26,720	$7,130	$76	$65,259

Ending balance of loans	$2,473,702	$2,005,980	$1,115,589		$5,595,271

Ending balance of originated loans individually evaluated for impairment	11,079	5,498	3,544		20,121
Ending balance of acquired loans individually evaluated for impairment	5,675	-	-		5,675
Ending balance of acquired loans collectively evaluated for impairment	327,656	147,256	266,747		741,659
Ending balance of originated loans collectively evaluated for impairment	$2,129,292	$1,853,226	$845,298		$4,827,816

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

The following tables set forth information with regard to past due and nonperforming loans by loan class as of March 31, 2015 and December 31, 2014:

Age Analysis of Past Due Financing Receivables
As of March 31, 2015
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$348	$-	$35	$383	$1,019	$620,111	$621,513
Commercial Real Estate	133	37	-	170	6,231	1,076,218	1,082,619
Agricultural	129	-	-	129	800	31,080	32,009
Agricultural Real Estate	7	-	-	7	561	23,963	24,531
Business Banking	602	192	42	836	6,624	390,930	398,390
	1,219	229	77	1,525	15,235	2,142,302	2,159,062

Consumer Loans
Indirect	11,794	2,348	1,722	15,864	2,056	1,327,653	1,345,573
Home Equity	3,507	804	484	4,795	6,160	470,340	481,295
Direct	375	80	22	477	130	52,973	53,580
	15,676	3,232	2,228	21,136	8,346	1,850,966	1,880,448
Residential Real Estate Mortgages	3,194	1,264	255	4,713	7,518	852,512	864,743
	$20,089	$4,725	$2,560	$27,374	$31,099	$4,845,780	$4,904,253

ACQUIRED
Commercial Loans
Commercial	$42	$-	$-	$42	$2,517	$70,010	$72,569
Commercial Real Estate	-	-	-	-	7,247	190,518	197,765
Business Banking	-	2	-	2	488	54,414	54,904
	42	2	-	44	10,252	314,942	325,238

Consumer Loans
Indirect	343	44	37	424	146	53,577	54,147
Home Equity	212	50	-	262	427	73,029	73,718
Direct	76	4	4	84	28	4,698	4,810
	631	98	41	770	601	131,304	132,675
Residential Real Estate Mortgages	1,472	650	-	2,122	3,101	255,634	260,857
	$2,145	$750	$41	$2,936	$13,954	$701,880	$718,770
Total Loans	$22,234	$5,475	$2,601	$30,310	$45,053	$5,547,660	$5,623,023

Age Analysis of Past Due Financing Receivables
As of December 31, 2014
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$-	$735	$-	$735	$1,012	$613,400	$615,147
Commercial Real Estate	192	-	-	192	4,127	1,064,549	1,068,868
Agricultural	-	-	-	-	817	32,130	32,947
Agricultural Real Estate	19	-	-	19	565	24,390	24,974
Business Banking	799	235	84	1,118	6,910	390,407	398,435
	1,010	970	84	2,064	13,431	2,124,876	2,140,371

Consumer Loans
Indirect	16,434	3,154	1,991	21,579	1,964	1,286,507	1,310,050
Home Equity	4,591	1,428	821	6,840	6,596	479,444	492,880
Direct	560	157	52	769	84	54,941	55,794
	21,585	4,739	2,864	29,188	8,644	1,820,892	1,858,724
Residential Real Estate Mortgages	2,901	96	1,256	4,253	8,770	835,819	848,842
	$25,496	$5,805	$4,204	$35,505	$30,845	$4,781,587	$4,847,937

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$3,009	$72,255	$75,264
Commercial Real Estate	-	-	-	-	2,666	197,222	199,888
Business Banking	5	15	-	20	665	57,494	58,179
	5	15	-	20	6,340	326,971	333,331

Consumer Loans
Indirect	518	5	54	577	106	64,540	65,223
Home Equity	190	60	5	255	557	75,904	76,716
Direct	31	-	7	38	33	5,246	5,317
	739	65	66	870	696	145,690	147,256
Residential Real Estate Mortgages	1,162	265	671	2,098	3,193	261,456	266,747
	$1,906	$345	$737	$2,988	$10,229	$734,117	$747,334
Total Loans	$27,402	$6,150	$4,941	$38,493	$41,074	$5,515,704	$5,595,271

There were no material commitments to extend further credit to borrowers with nonperforming loans.

Impaired Loans
The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified and nonperforming loans with outstanding balances of $0.5 million or more and all troubled debt restructured loans ("TDRs")  are evaluated for impairment through the Company's quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows discounted at the loan's original effective interest rate or 3) the loan's observable market price.  All impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  Any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for loan losses.

The following table provides information on loans specifically evaluated for impairment as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(in thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans
Commercial	$1,628	$1,781		$1,748	$1,901
Commercial Real Estate	4,227	4,238		4,505	4,520
Agricultural	19	25		20	26
Agricultural Real Estate	633	759		1,147	1,441
Business Banking	869	910		896	1,301
Total Commercial Loans	7,376	7,713		8,316	9,189

Consumer Loans
Indirect	17	26		-	-
Home Equity	6,403	7,056		5,498	6,033
Direct	3	3		-	-
Total Consumer Loans	6,423	7,085		5,498	6,033

Residential Real Estate Mortgages	4,269	4,742		3,544	3,959
Total	18,068	19,540		17,358	19,181

With an allowance recorded:
Commercial Loans
Commercial Real Estate	4,877	6,725	$1,100	2,763	4,611	$600

ACQUIRED
With no related allowance recorded:
Commercial Loans
Commercial Real Estate	5,935	7,109		2,666	3,830

With an allowance recorded:
Commercial Loans
Commercial	2,508	4,668	1,000	3,009	4,668	500
Commercial Real Estate	1,329	1,329	850	-	-	-
Total Commercial Loans	3,837	5,997	1,850	3,009	4,668	500

Total:	$32,717	$39,371	$2,950	$25,796	$32,290	$1,100

The following tables summarize the average recorded investments on impaired loans specifically evaluated for impairment and the interest income recognized for the three months ended March 31, 2015 and 2014:

	For the three months ended
	March 31, 2015		March 31, 2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans
Commercial	$1,689	$25	$2,038	$-
Commercial Real Estate	9,125	41	11,553	42
Agricultural	20	-	125	-
Agricultural Real Estate	636	11	1,424	12
Business Banking	873	4	185	12
Consumer Loans
Indirect	9	-	-	-
Home Equity	6,388	72	4,282	43
Direct	2	-	-	-
Residential Real Estate Mortgage	4,265	30	2,727	23
Total Originated	$23,007	$183	$22,334	$132
ACQUIRED
Commercial Loans
Commercial	2,883	-	6,436	-
Commercial Real Estate	7,136	-	3,524	-
Total Acquired	$10,019	$-	$9,960	$-
Total Loans	$33,026	$183	$32,294	$132

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
Loans graded as Non-classified encompass all loans not graded as Classified.  Non-classified loans are in compliance with loan covenants, and payments are generally made as agreed and it is expected that such timely payments of principal and interest will continue.

Consumer and Residential Mortgage Grading System
Consumer and Residential Mortgage loans are graded as either Performing or Nonperforming.   Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing, 2) on nonaccrual status or 3) restructured.  All loans not meeting any of these three criteria are considered Performing.

The following tables illustrate the Company's credit quality by loan class as of March 31, 2015 and December 31, 2014:

Credit Quality Indicators
As of March 31, 2015

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$584,916	$1,036,469	$29,781	$22,916	$1,674,082
Special Mention	15,872	19,820	117	3	35,812
Substandard	20,725	26,330	2,103	1,612	50,770
Doubtful	-	-	8	-	8
Total	$621,513	$1,082,619	$32,009	$24,531	$1,760,672

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$379,306				$379,306
Classified	19,084				19,084
Total	$398,390				$398,390

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,341,795	$474,651	$53,428		$1,869,874
Nonperforming	3,778	6,644	152		10,574
Total	$1,345,573	$481,295	$53,580		$1,880,448

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$856,970				$856,970
Nonperforming	7,773				7,773
Total	$864,743				$864,743

Credit Quality Indicators
As of March 31, 2015

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate		Total
Pass	$64,904	$181,277		$246,181
Special Mention	2,662	2,620		5,282
Substandard	5,003	13,868		18,871
Total	$72,569	$197,765		$270,334

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$50,222			$50,222
Classified	4,682			4,682
Total	$54,904			$54,904

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$53,964	$73,291	$4,778	$132,033
Nonperforming	183	427	32	642
Total	$54,147	$73,718	$4,810	$132,675

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$257,756			$257,756
Nonperforming	3,101			3,101
Total	$260,857			$260,857

Credit Quality Indicators
As of December 31, 2014

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$570,884	$1,023,856	$30,481	$23,443	$1,648,664
Special Mention	6,022	17,341	275	42	23,680
Substandard	38,241	27,671	2,183	1,489	69,584
Doubtful	-	-	8	-	8
Total	$615,147	$1,068,868	$32,947	$24,974	$1,741,936

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$379,445				$379,445
Classified	18,990				18,990
Total	$398,435				$398,435
Total
Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,306,095	$485,463	$55,658		$1,847,216
Nonperforming	3,955	7,417	136		11,508
Total	$1,310,050	$492,880	$55,794		$1,858,724

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$838,816				$838,816
Nonperforming	10,026				10,026
Total	$848,842				$848,842

Credit Quality Indicators
As of December 31, 2014

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate		Total
Pass	$63,630	$186,036		$249,666
Special Mention	2,840	2,646		5,486
Substandard	8,794	11,206		20,000
Total	$75,264	$199,888		$275,152

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$53,264			$53,264
Classified	4,915			4,915
Total	$58,179			$58,179

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$65,063	$76,154	$5,277	$146,494
Nonperforming	160	562	40	762
Total	$65,223	$76,716	$5,317	$147,256

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$262,883			$262,883
Nonperforming	3,864			3,864
Total	$266,747			$266,747

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

When the Company modifies a loan, management evaluates any possible impairment based on the present value of the expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral.  In these cases, management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows.  If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

TDRs that occurred during the three month period ending March 31, 2015 consisted of five home equity loans totaling $0.1 million, fifteen direct consumer loans totaling $1.2 million, and nine residential real estate mortgages totaling $0.8 million.  For all such modifications, the pre and post outstanding recorded investment amount remained substantially unchanged. During the three month period ending March 31, 2015 there was one default on a home equity loan TDR totaling $8,000 and four defaults on direct loans TDR totaling $0.2 million.

TDRs that occurred during the three month period ending March 31, 2014 consisted of twenty-two home equity loans totaling $1.1 million and twelve residential real estate mortgages totaling $1.0 million.  For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. During the three month period ending March 31, 2014 there was one default on a home equity loan TDR totaling $11,000 and one default on a residential real estate mortgage totaling $0.1 million.

Note 5.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan ("the Plan") covering substantially all of its employees at March 31, 2015.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 ("ERISA") standards. Assets of the plan are invested in publicly traded stocks and bonds.  The Company is not required to make contributions to the Plan in 2015, and did not do so during the three months ended March 31, 2015.

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

The components of expense for Pension Benefits and Other Benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
Components of net periodic cost (benefit):	2015	2014	2015	2014
Service cost	$655	$587	$4	$4
Interest cost	998	1,040	91	90
Expected return on plan assets	(2,150)	(2,175)	-	-
Net amortization	546	25	15	(6)
Total cost (benefit)	$49	$(523)	$110	$88

Note 6.	Earnings Per Share

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended March 31,	2015	2014
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	44,153	43,762
Net income available to common shareholders	18,166	18,009
Basic EPS	$0.41	$0.41

Diluted EPS:
Weighted average common shares outstanding	44,153	43,762
Dilutive effect of common stock options and restricted stock	489	505
Weighted average common shares and common share equivalents	44,642	44,267
Net income available to common shareholders	18,166	18,009
Diluted EPS	$0.41	$0.41

There were 461,611 and 479,543 stock options for the quarters ended March 31, 2015 and March 31, 2014, respectively, that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

Note 7.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive loss (in thousands):

Detail About Accumulated Other Comprehensive (Loss) Income Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income
	Three months ended
	March 31, 2015	March 31, 2014
Available for sale securities:
Gains on available for sale securities	$(14)	$(7)	Net securities gains
Amortization of unrealized gains and losses related to securities transfer	307	-	Interest income
Tax benefit	(98)	3	Income tax expense
Net of tax	$195	$(4)

Pension and other benefits:
Amortization of net losses	$565	$74	Salaries and employee benefits
Amortization of prior service costs	(5)	(55)	Salaries and employee benefits
Tax benefit	218	8	Income tax expense
Net of tax	$342	$11

Total reclassifications during the period, net of tax	$537	$7

Note 8.	Fair Value Measurements and Fair Value of Financial Instruments

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

For the three month period ending March 31, 2015, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company's financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

March 31, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015
Assets:
Securities Available for Sale:
U.S. Treasury	$13,056	$-	$-	$13,056
Federal Agency	-	402,751	-	402,751
State & municipal	-	38,423	-	38,423
Mortgage-backed	-	347,803	-	347,803
Collateralized mortgage obligations	-	254,074	-	254,074
Other securities	7,641	7,906	-	15,547
Total Securities Available for Sale	$20,697	$1,050,957	$-	$1,071,654
Trading Securities	8,265	-	-	8,265
Interest Rate Swaps	-	6,833	-	6,833
Total	$28,962	$1,057,790	$-	$1,086,752

Liabilities:
Interest Rate Swaps	$-	$6,833	$-	$6,833
Total	$-	$6,833	$-	$6,833

December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets:
Securities Available for Sale:
U.S. Treasury	$23,111	$-	$-	$23,111
Federal Agency	-	329,914	-	329,914
State & municipal	-	37,570	-	37,570
Mortgage-backed	-	364,727	-	364,727
Collateralized mortgage obligations	-	242,129	-	242,129
Other securities	7,612	8,108	-	15,720
Total Securities Available for Sale	$30,723	$982,448	$-	$1,013,171
Trading Securities	7,793	-	-	7,793
Interest Rate Swaps	-	4,707	-	4,707
Total	$38,516	$987,155	$-	$1,025,671

Liabilities:
Interest Rate Swaps	$-	$4,707	$-	$4,707
Total	$-	$4,707	$-	$4,707

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurements recorded during the three month period ended March 31, 2015 were related to impaired loans.  For the three month periods ending March 31, 2015 and March 31, 2014, the Company had $8.7 million and $4.0 million, respectively, of loans recorded at fair value resulting in specific allowance reserves of $3.0 million and $0.9 million, respectively.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at March 31, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		March 31, 2015		December 31, 2014
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$456,773	$461,224	$454,361	$454,994
Net loans	3	5,557,664	5,614,078	5,528,912	5,584,777
Financial liabilities
Time deposits	2	$996,437	$993,633	$1,043,823	$1,038,877
Long-term debt	2	130,775	133,064	130,945	132,562
Junior subordinated debt	2	101,196	106,273	101,196	103,770

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

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $1.2 billion at March 31, 2015 and $1.2 billion at December 31, 2014.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $35.4 million at March 31, 2015 and $35.2 million at December 31, 2014.  As of March 31, 2015, the fair value of standby letters of credit was not significant to the Company's consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $10.9 million at March 31, 2015 and $22.5 million at December 31, 2014.  As of March 31, 2015, the fair value of commercial letters of credit was not significant to the Company's consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the "Bank"), NBT Financial Services, Inc. ("NBT Financial"), and NBT Holdings, Inc. ("NBT Holdings") (collectively referred to herein as the "Company"). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2014 for an understanding of the following discussion and analysis.  Operating results for the three-month period ending March 31, 2015 are not necessarily indicative of the results of the full year ending December 31, 2015 or any future period.

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

The Company's policies on the allowance for loan losses, pension accounting, acquired loans, provision for income taxes and intangible assets are disclosed in Note 1 to the consolidated financial statements presented in our 2014 Annual Report on Form 10-K.  All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company's financial performance is reported.

Overview
Significant factors management reviews to evaluate the Company's operating results and financial condition include, but are not limited to:  net income and earnings per share, return on average assets, equity and tangible common equity, net interest margin, noninterest income, operating expenses, certain core results, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first three months of 2015:

·	Continued positive trends in asset quality indicators
o	Past due loans to total loans improved to 0.54% at March 31, 2015 from 0.69% at December 31, 2014
o	Net charge-offs to average loans improved to 0.34% for the first quarter of 2015 from 0.70% for the fourth quarter of 2014 and 0.41% for the 2014 year

·	Net interest margin remained stable at 3.60% for the first quarter of 2015 as compared with 3.61% for both the fourth quarter and full year of 2014

The following table depicts several annualized measurements of performance using core and GAAP net income that management reviews in analyzing the Company's performance. Returns on average assets and average equity measure how effectively an entity utilizes its total resources and capital, respectively.

(Dollars in thousands)	For the three months ended
	March 31,
	2015	2014
Reconciliation of Non-GAAP Financial Measures:
Reported net income (GAAP)	$18,166	$18,009
Adj: (Gain) / Loss on sale of securities, net (net of tax)	(9)	(5)
Adj: Other adjustments (net of tax) (1)	-	430
Total Adjustments	(9)	425
Core net income	$18,157	$18,434

Performance measures:
Core Return on Average Assets (2)	0.94%	0.98%
Return on Average Assets (2)	0.94%	0.95%
Core Return on Average Equity (2)	8.45%	9.02%
Return on Average Equity (2)	8.46%	8.81%
Core Return on Average Tangible Common Equity (2)(3)	13.07%	14.48%
Return on Average Tangible Common Equity (2)(3)	13.08%	14.16%

(1) Primarily net gain on settlement of litigation and reorganization expenses for 2014
(2) Annualized
(3) Excludes amortization of intangible assets (net of tax) from net income and average tangible common equity is calculated as follows:

	For the three months ended
	March 31,
	2015	2014
Average stockholders' equity	$871,074	$828,588
Less: average goodwill and other intangibles	283,508	290,019
Average tangible common equity	$587,566	$538,569

Results of Operations

Reported net income for the three months ended March 31, 2015 was $18.2 million, up from $18.0 million for the same period last year.  Reported earnings per diluted share for the three months ended March 31, 2015 was $0.41, equivalent to the first quarter of 2014.  Core net income for the three months ended March 31, 2015 was $18.2 million, down slightly from $18.4 million for the first quarter of 2014.  Core diluted earnings per share for the three months ended March 31, 2015 was $0.41, as compared with $0.42 for the first quarter of 2014.

The reported results for the three months ended March 31, 2015 and 2014 contained items which the Company considers non-core, such as securities gains and other items not considered core to our operations.

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

Net interest income was $62.2 million for the first quarter of 2015, down 2.9% from the previous quarter, and up 1.1% from the first quarter of 2014.  FTE net interest margin was 3.60% for the three months ended March 31, 2015, down from 3.61% for the previous quarter, and down from 3.63% for the first quarter of 2014.  Average interest earning assets were down slightly for the first quarter of 2015 as compared to the prior quarter, and up $130.2 million, or 1.9%, from the same period in 2014.  The increase from the first quarter of 2014 was driven primarily by organic loan production during 2014.  Rate compression on earning assets, which decreased from 3.92% during the fourth quarter of 2014 to 3.89% for the first quarter of 2015, contributed to the decrease in net interest income and FTE net interest margin from the fourth quarter of 2014 to the first quarter of 2015.  This rate compression was driven by a 4 basis point ("bp") decrease in loan yields from the fourth quarter of 2014 to the first quarter of 2015.  Average interest bearing liabilities decreased $42.3 million, or 0.8%, from the fourth quarter of 2014 to the first quarter of 2015, which was driven by a decrease in average short-term borrowings for the first quarter of 2015 and the continued migration of time deposits to lower cost savings and money market deposit accounts.  The rates paid on interest bearing liabilities decreased by 2 bps over the same period and partially offset the aforementioned rate compression on earning assets.  The rate compression on interest bearing liabilities from the fourth quarter of 2014 to the first quarter of 2015 was primarily driven by decreases in the rates paid on time deposits and savings accounts.

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

Three Months ended
(dollars in thousands)	Average Balance	March 31, 2015 Interest	Yield/ Rates	Average Balance	December 31, 2014 Interest	Yield/ Rates	Average Balance	March 31, 2014 Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$9,156	$7	0.30%	$5,895	$8	0.51%	$2,733	$7	1.02%
Securities available for sale (1)	1,018,880	5,084	2.02%	1,018,505	5,146	2.00%	1,381,744	7,185	2.11%
Securities held to maturity (1)	454,957	2,766	2.47%	458,038	2,831	2.45%	116,613	1,012	3.52%
Investment in FRB and FHLB Banks	30,931	473	6.20%	31,274	474	6.01%	43,596	531	4.94%
Loans (2)	5,586,942	59,704	4.33%	5,603,268	61,779	4.37%	5,425,938	60,232	4.50%
Total interest earning assets	7,100,866	$68,034	3.89%	$7,116,980	$70,238	3.92%	$6,970,624	$68,967	4.01%
Other assets	696,091			709,955			679,246
Total assets	$7,796,957			$7,826,935			$7,649,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	1,544,488	$786	0.21%	$1,524,881	$784	0.20%	$1,411,444	$527	0.15%
NOW deposit accounts	972,263	123	0.05%	978,527	125	0.05%	932,528	124	0.05%
Savings deposits	1,040,031	162	0.06%	1,017,300	209	0.08%	1,000,029	183	0.07%
Time deposits	1,014,904	2,502	1.00%	1,058,615	2,738	1.03%	999,579	2,450	0.99%
Total interest bearing deposits	$4,571,686	$3,573	0.32%	$4,579,323	$3,856	0.33%	$4,343,580	$3,284	0.31%
Short-term borrowings	265,420	121	0.19%	299,981	143	0.19%	398,951	231	0.24%
Junior subordinated debt	101,196	540	2.16%	101,196	545	2.13%	101,196	538	2.16%
Long-term debt	130,879	826	2.56%	131,000	846	2.56%	308,760	2,507	3.29%
Total interest bearing liabilities	$5,069,181	$5,060	0.40%	$5,111,500	$5,390	0.42%	$5,152,487	$6,560	0.52%
Demand deposits	1,770,703			1,759,482			1,589,865
Other liabilities	85,999			87,319			78,930
Stockholders' equity	871,074			868,634			828,588
Total liabilities and stockholders' equity	$7,796,957			$7,826,935			$7,649,870
Net interest income (FTE)		62,974			64,848			62,407
Interest rate spread			3.49%			3.50%			3.49%
Net interest margin			3.60%			3.61%			3.63%
Taxable equivalent adjustment		808			824			890
Net interest income		$62,166			$64,024			$61,517

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

Three months ended March 31,
	Increase (Decrease)
	2015 over 2014
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$7	$(7)	$-
Securities available for sale	(1,821)	(280)	(2,101)
Securities held to maturity	2,139	(385)	1,754
Investment in FRB and FHLB Banks	(175)	117	(58)
Loans	1,758	(2,286)	(528)
Total interest income	1,908	(2,841)	(933)

Money market deposit accounts	53	206	259
NOW deposit accounts	5	(6)	(1)
Savings deposits	7	(28)	(21)
Time deposits	38	14	52
Short-term borrowings	(68)	(42)	(110)
Trust preferred debentures	-	2	2
Long-term debt	(1,212)	(469)	(1,681)
Total interest expense	(1,177)	(323)	(1,500)

Change in FTE net interest income	$3,085	$(2,518)	$567

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended March 31,
	2015	2014
(in thousands)
Insurance and other financial services revenue	$6,374	$6,737
Service charges on deposit accounts	4,072	4,369
ATM and debit card fees	4,248	4,072
Retirement plan administration fees	3,196	2,918
Trust	4,450	4,446
Bank owned life insurance	1,559	1,382
Net securities gains	14	7
Other	2,621	2,346
Total noninterest income	$26,534	$26,277

Noninterest income for the three months ended March 31, 2015 was $26.5 million, up $0.3 million or 1.0% from the first quarter of 2014.  The increase had no significant driver but was due primarily to increases in ATM and debit card fees, retirement plan administration fees, bank owned life insurance revenue, and other noninterest income.  These increases were partially offset by a decrease in insurance and other financial services revenue primarily due to a decrease in contingency revenue for the first quarter of 2015 as compared to the first quarter of 2014.  In addition, service charges on deposit accounts decreased $0.3 million from the first quarter of 2014 to the first quarter of 2015 due to a decrease in overdraft activity during the first quarter of 2015.

Noninterest Expense
Noninterest expenses are also an important factor in the Company's results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2015	2014
(in thousands)
Salaries and employee benefits	$30,182	$29,534
Occupancy	6,066	6,226
Data processing and communications	4,103	4,001
Professional fees and outside services	3,497	3,415
Equipment	3,249	3,116
Office supplies and postage	1,619	1,685
FDIC expenses	1,198	1,278
Advertising	719	739
Amortization of intangible assets	1,284	1,310
Loan collection and other real estate owned	872	1,040
Other	4,913	5,173
Total noninterest expense	$57,702	$57,517

Noninterest expense for the three months ended March 31, 2015 was $57.7 million, up $0.2 million from the first quarter of 2014.  This increase was due primarily to a $0.6 million, or 2.2%, increase in salaries and employee benefits in the first quarter of 2015 as compared with the first quarter of 2014, as well as slight increases in other noninterest expense categories.

Income Taxes
Income tax expense for the three month period ended March 31, 2015 was $9.2 million, up $0.5 million from the first quarter of 2014.  The increase from the prior period was due primarily to a lower level of tax exempt income as a percentage of total income during the first quarter of 2015.  The effective tax rate was 33.6% for the first quarter of 2015  and 32.5% for the first quarter of 2014.

ANALYSIS OF FINANCIAL CONDITION

Securities
Total securities increased $61.4 million, or 4.2%, from December 31, 2014 to March 31, 2015 due to reinvestment of cash flows during the first quarter of 2015.  The securities portfolio represents 19.5% of total assets as of March 31, 2015 as compared to 18.9% as of December 31, 2014.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2015	December 31, 2014
Mortgage-backed securities:
With maturities 15 years or less	22%	23%
With maturities greater than 15 years	1%	1%
Collateral mortgage obligations	36%	37%
Municipal securities	11%	12%
US agency notes	27%	24%
Other	3%	3%
Total	100%	100%

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

Loans
A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

	March 31, 2015	December 31, 2014
Residential real estate mortgages	$1,125,600	$1,115,589
Commercial	844,101	839,770
Commercial real estate mortgages	1,443,608	1,442,989
Real estate construction and development	91,382	83,750
Agricultural and agricultural real estate mortgages	105,211	107,195
Consumer	1,458,108	1,436,382
Home equity	555,013	569,596
Total loans	$5,623,023	$5,595,271

Total loans increased by $27.8 million, or 0.5%, at March 31, 2015 from December 31, 2014, or 2.0% annualized during the three months ended March 31, 2015.  Loans represent approximately 71.5% of assets as of March 31, 2015, as compared to 71.8% as of December 31, 2014.  Growth in consumer loans totaled $21.7 million for the first three months of 2015 and is attributed primarily to growth in the indirect consumer loan portfolio.

Allowance for Loan Losses, Provision for Loan Losses, and Nonperforming Assets

The allowance for loan losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan portfolio.  The adequacy of the allowance for loan losses is continuously monitored using a methodology designed to ensure that the level of the allowance reasonably reflects the loan portfolio's risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable incurred credit losses inherent in the current loan portfolio.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the degree of judgment exercised in evaluating the level of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated results of operations.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectability of the portfolio.  For individually analyzed loans, these factors include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date.  For homogeneous pools of loans, estimates of the Company's exposure to credit loss reflect a thorough current assessment of a number of factors, which affect collectability. These factors include: past loss experience; the size, trend, composition, and nature of the loans; changes in lending policies and procedures, including underwriting  standards and collection, charge-off and recovery practices;  trends experienced in nonperforming and delinquent loans; current economic conditions in the Company's market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff.  In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company's allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination, which may not be currently available to management.

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

Allowance For Loan Losses
	Three months ended
	March 31, 2015		March 31, 2014
Balance, beginning of period	$66,359		$69,434
Recoveries	1,038		1,234
Chargeoffs	(5,680)		(4,830)
Net chargeoffs	(4,642)		(3,596)
Provision for loan losses	3,642		3,596
Balance, end of period	$65,359		$69,434
Composition of Net Chargeoffs
Commercial and agricultural	$(564)	12%	$(81)	2%
Real estate mortgage	(448)	10%	(225)	6%
Consumer	(3,630)	78%	(3,290)	92%
Net chargeoffs	$(4,642)	100%	$(3,596)	100%
Annualized net chargeoffs to average loans	0.34%		0.27%

Net charge-offs were $4.6 million for the three months ended March 31, 2015, down from $9.9 million for the prior quarter, and up from $3.6 million from the three months ended March 31, 2014.  The decrease from the prior quarter was due primarily to a $3.0 million partial charge-off of an acquired commercial credit during the fourth quarter of 2014.  NBT recorded a provision for loan losses of $3.6 million for the three months ended March 31, 2015, down from $6.9 million for the prior quarter, and equal to the provision for the first quarter of 2014.  Provision expense for the first quarter of 2015 was less than net charge-offs due to reserves recorded in previous quarters for the current quarter charge-offs and the improvement in asset quality metrics.  Net charge-offs to average loans for the first quarter of 2015 was 0.34%, compared to 0.70% for the fourth quarter of 2014 and 0.27% for the same period in 2014.

Nonperforming loans to total loans was 0.85% at March 31, 2015, up 3 bps from the prior quarter, and down 14 bps from March 31, 2014.  Past due loans as a percentage of total loans were 0.54% at March 31, 2015 as compared to 0.69% at December 31, 2014, and 0.57% at March 31, 2014.

The allowance for loan losses totaled $65.4 million at March 31, 2015, compared to $66.4 million at December 31, 2014 and $69.4 million at March 31, 2014.  The allowance for loan losses as a percentage of loans was 1.16% (1.29% excluding acquired loans with no related allowance recorded) at March 31, 2015, compared to 1.19% (1.36% excluding acquired loans with no related allowance recorded) at December 31, 2014 and 1.27% (1.51% excluding acquired loans with no related allowance recorded) at March 31, 2014.  The decrease in the allowance for loan losses as a percentage of loans from the prior year was due primarily to continued improving asset quality metrics of the originated loan portfolio.

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

Nonperforming Assets

(Dollars in thousands)	March 31, 2015		December 31, 2014
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	23,951	54%	18,226	45%
Real estate mortgages	8,973	20%	10,867	26%
Consumer	7,425	16%	8,086	20%
Troubled debt restructured loans	4,704	10%	3,895	9%
Total nonaccrual loans	45,053	100%	41,074	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	77	3%	84	2%
Real estate mortgages	255	10%	1,927	39%
Consumer	2,269	87%	2,930	59%
Total loans 90 days or more past due and still accruing	2,601	100%	4,941	100%

Total nonperforming loans	47,654		46,015
Other real estate owned (OREO)	4,387		3,964
Total nonperforming assets	52,041		49,979
Total nonperforming loans to total loans and leases	0.85%		0.82%
Total nonperforming assets to total assets	0.66%		0.64%
Allowance for loan losses to total nonperforming loans	137.15%		144.21%

Past due loans as a percentage of total loans was 0.54% at March 31, 2015, down from 0.69% at December 31, 2014.  For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios  may not necessarily be directly comparable with periods prior to the acquisition, or comparable with other institutions. The credit metrics most impacted by our acquisition of loans related to the Alliance merger were the allowance for loans losses to total loans,  and total allowance for loan losses to nonperforming loans.  As of March 31, 2015, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.29% and 188.68%, respectively. As of December 31, 2014, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.36% and 187.88%, respectively.

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

In addition to nonperforming loans, the Company has also identified approximately $67.9 million in potential problem loans at March 31, 2015 as compared to $93.6 million at December 31, 2014.  The decease in the first quarter of 2015 was due primarily to the upgrade of one large commercial relationship during the period.  At March 31, 2015, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company's loan rating system as "substandard."  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Deposits

Total deposits were $6.5 billion at March 31, 2015, up $179.8 million, or 2.9%, from December 31, 2014, due primarily to seasonal growth in municipal deposits in the first quarter of 2015.  Total average deposits for the three months ended March 31, 2015 increased $408.9 million, or 6.9%, from the same period in 2014, due primarily to organic deposit growth in 2014 as well as the 2014 debt restructuring, as $165 million of borrowings were paid down and replaced with brokered deposits.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $193.2 million at March 31, 2015 compared to $316.8 million at December 31, 2014.  Long-term debt was $130.8 million at March 31, 2015, as compared to $130.9 million at December 31, 2014.

For more information about the Company's borrowing capacity and liquidity position, see "Liquidity Risk" below.

Capital Resources

Stockholders' equity of $877.5 million represented 11.16% of total assets at March 31, 2015, compared with $864.2 million, or 11.08% as of December 31, 2014.  The increase in stockholders' equity resulted primarily from net income of $18.2 million for the first quarter of 2015, partially offset by dividends paid of $9.3 million.

The Company did not purchase any of its common stock during the three months ended March 31, 2015.  As of March 31, 2015, there were 1,000,000 shares available for repurchase under a plan authorized on October 27, 2014, which expires on December 31, 2016.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The NBT Board of Directors approved a 2015 second-quarter cash dividend of $0.22 per share at a meeting held on March 23, 2015.  The dividend, which represents a 5% increase, will be paid on June 15, 2015 to shareholders of record as of May 29, 2015.  The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained "well capitalized" at March 31, 2015 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, Tier 1 leverage, Common equity tier 1 capital, Tier 1 capital and Total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	March 31, 2015	December 31, 2014
Tier 1 leverage ratio	9.72%	9.39%
Common equity tier 1 capital ratio	10.46%	NA
Tier 1 capital ratio	12.05%	12.32%
Total risk-based capital ratio	13.15%	13.50%
Cash dividends as a percentage of net income	51.10%	49.16%
Per common share:
Book value	$19.95	$19.69
Tangible book value (1)	$13.52	$13.22

(1)Stockholders' equity less goodwill and intangible assets divided by common shares outstanding

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2015 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(2.63%)
-100	(1.64%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At March 31, 2015, the Company's Basic Surplus measurement was 16.1% of total assets or approximately $1.3 billion as compared to the December 31, 2014 Basic Surplus of 15.4% or $1.2 billion, and was above the Company's minimum of 5% or $393 million set forth in its liquidity policies.

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

The Company's primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2015, approximately $95.2 million of the total stockholders' equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank's ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At March 31, 2015 and December 31, 2014, FHLB advances outstanding totaled approximately $272 million and $352 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.1 billion at March 31, 2015 and $1.0 billion at December 31, 2014.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $413 million at March 31, 2015, or used to collateralize other borrowings, such as repurchase agreements.  At March 31, 2015 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $761 million.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02 —Consolidation (Topic 810), Amendments to the Consolidation Analysis.  The Update amends existing standards regarding the evaluation of certain legal entities and their consolidation in the financial statements. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendments also affect the consolidation analysis of reporting entities that are involved with variable interest entities and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance becomes effective for us on January 1, 2016 and we are evaluating the impact of this guidance on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective prospectively for the Company for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the effect the guidance will have on the Company's consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were effective.

There  were  no changes made in the Company's internal control over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company's 2014 Annual Report on Form 10-K.

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A of our 2014 Annual Report on Form 10-K.

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

10.1 Employment Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Martin A. Dietrich (filed as Exhibit 10.1 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.2 Employment Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Michael J. Chewens (filed as Exhibit 10.2 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.3 Employment Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and David E. Raven (filed as Exhibit 10.3 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.4 Employment Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Jeffrey M. Levy (filed as Exhibit 10.4 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.5 Employment Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Timothy L. Brenner (filed as Exhibit 10.5 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.6 Amendment to the Supplemental Executive Retirement Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Michael J. Chewens (filed as Exhibit 10.6 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.7 Amendment to the Supplemental Executive Retirement Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and David E. Raven (filed as Exhibit 10.7 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.8 Amendment to the Supplemental Executive Retirement Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Jeffrey M. Levy (filed as Exhibit 10.8 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

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

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB  XBRL Taxonomy Extension Label Linkbase Document.

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 11th day of May 2015.

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

10.1 Employment Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Martin A. Dietrich (filed as Exhibit 10.1 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.2 Employment Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Michael J. Chewens (filed as Exhibit 10.2 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.3 Employment Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and David E. Raven (filed as Exhibit 10.3 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.4 Employment Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Jeffrey M. Levy (filed as Exhibit 10.4 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.5 Employment Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Timothy L. Brenner (filed as Exhibit 10.5 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.6 Amendment to the Supplemental Executive Retirement Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Michael J. Chewens (filed as Exhibit 10.6 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.7 Amendment to the Supplemental Executive Retirement Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and David E. Raven (filed as Exhibit 10.7 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.8 Amendment to the Supplemental Executive Retirement Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Jeffrey M. Levy (filed as Exhibit 10.8 to Registrant's Form 8-K filed on March 16, 2015 and incorporated herein by reference).

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