Form 10-Q
period 2015-06-30
NBT BANCORP INC
filed 2015-08-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.
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
Yes ☐  No ☒

As of July 31, 2015, there were 43,726,211 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended June 30, 2015

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30	December 31
	2015	2014
(In thousands, except share and per share data)
Assets
Cash and due from banks	$127,676	$139,635
Short-term interest bearing accounts	6,535	7,001
Securities available for sale, at fair value	1,129,249	1,013,171
Securities held to maturity (fair value $454,255 and $454,994, respectively)	454,312	454,361
Trading securities	8,468	7,793
Federal Reserve and Federal Home Loan Bank stock	38,659	32,626
Loans	5,770,888	5,595,271
Less allowance for loan losses	64,959	66,359
Net loans	5,705,929	5,528,912
Premises and equipment, net	87,652	89,258
Goodwill	263,634	263,634
Intangible assets, net	17,897	20,317
Bank owned life insurance	115,241	114,251
Other assets	117,233	126,967
Total assets	$8,072,485	$7,797,926

Liabilities
Demand (noninterest bearing)	$1,840,012	$1,838,622
Savings, NOW, and money market	3,583,313	3,417,160
Time	948,154	1,043,823
Total deposits	6,371,479	6,299,605
Short-term borrowings	511,992	316,802
Long-term debt	130,705	130,945
Junior subordinated debt	101,196	101,196
Other liabilities	81,142	85,197
Total liabilities	7,196,514	6,933,745

Stockholders' equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at June 30, 2015 and December 31, 2014; issued 49,651,494 at June 30, 2015 and December 31, 2014	497	497
Additional paid-in-capital	575,612	576,504
Retained earnings	442,446	423,956
Accumulated other comprehensive loss	(16,223)	(17,027)
Common stock in treasury, at cost, 5,966,065 and 5,755,040 shares at June 30, 2015 and December 31, 2014, respectively	(126,361)	(119,749)
Total stockholders' equity	875,971	864,181
Total liabilities and stockholders' equity	$8,072,485	$7,797,926

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Income (unaudited)	2015	2014	2015	2014
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$59,873	$60,559	$119,391	$120,574
Securities available for sale	5,144	6,612	10,089	13,369
Securities held to maturity	2,315	783	4,598	1,551
Other	395	502	875	1,039
Total interest, fee, and dividend income	67,727	68,456	134,953	136,533
Interest expense
Deposits	3,517	3,000	7,090	6,284
Short-term borrowings	144	209	265	440
Long-term debt	836	2,135	1,662	4,642
Junior subordinated debt	545	538	1,085	1,076
Total interest expense	5,042	5,882	10,102	12,442
Net interest income	62,685	62,574	124,851	124,091
Provision for loan losses	3,898	4,166	7,540	7,762
Net interest income after provision for loan losses	58,787	58,408	117,311	116,329
Noninterest income
Insurance and other financial services revenue	5,836	5,594	12,210	12,331
Service charges on deposit accounts	4,285	4,397	8,357	8,766
ATM and debit card fees	4,679	4,357	8,927	8,429
Retirement plan administration fees	3,566	2,977	6,762	5,895
Trust	5,196	4,953	9,646	9,399
Bank owned life insurance	928	978	2,487	2,360
Net securities gains	26	14	40	21
Gain on the sale of equity investment	-	19,401	-	19,401
Other	3,699	3,356	6,320	5,702
Total noninterest income	28,215	46,027	54,749	72,304
Noninterest expense
Salaries and employee benefits	30,831	31,142	61,013	60,676
Occupancy	5,412	5,435	11,478	11,661
Data processing and communications	4,288	4,015	8,391	8,016
Professional fees and outside services	3,395	3,752	6,892	7,167
Equipment	3,316	3,132	6,565	6,248
Office supplies and postage	1,627	1,803	3,246	3,488
FDIC expenses	1,280	1,229	2,478	2,507
Advertising	734	726	1,453	1,465
Amortization of intangible assets	1,187	1,236	2,471	2,546
Loan collection and other real estate owned, net	22	801	894	1,841
Prepayment penalties on long-term debt	-	4,554	-	4,554
Other	5,872	4,911	10,785	10,084
Total noninterest expense	57,964	62,736	115,666	120,253
Income before income tax expense	29,038	41,699	56,394	68,380
Income tax expense	9,757	14,059	18,947	22,731
Net income	$19,281	$27,640	$37,447	$45,649
Earnings per share
Basic	$0.44	$0.63	$0.85	$1.04
Diluted	$0.43	$0.62	$0.84	$1.03

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Comprehensive Income (unaudited)	2015	2014	2015	2014
(In thousands)
Net income	$19,281	$27,640	$37,447	$45,649
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains arising during the period (pre-tax amounts of ($5,277), $8,267, $(434) and $16,892)	(3,223)	4,992	(266)	10,200
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $26, $14, $40 and $21)	(16)	(8)	(24)	(13)
Amortization of unrealized net gains and losses related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $307, $-, $614 and $-)	205	-	410	-
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $561, $19, $1,122 and $38)	342	11	684	23
Total other comprehensive (loss) income	(2,692)	4,995	804	10,210
Comprehensive income	$16,589	$32,635	$38,251	$55,859

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
(in thousands, except share and per share data)
Balance at December 31, 2013	$497	$574,152	$385,787	$(16,765)	$(127,102)	$816,569
Net income	-	-	45,649	-	-	45,649
Cash dividends - $0.42 per share	-	-	(18,425)	-	-	(18,425)
Purchase of 3,288 treasury shares	-	-	-	-	(72)	(72)
Net issuance of 189,036 shares to employee benefit plans and other stock plans, including tax benefit	-	(2,232)	-	-	3,360	1,128
Stock-based compensation	-	2,082	-	-	-	2,082
Other comprehensive income	-	-	-	10,210	-	10,210
Balance at June 30, 2014	$497	$574,002	$413,011	$(6,555)	$(123,814)	$857,141

Balance at December 31, 2014	$497	$576,504	$423,956	$(17,027)	$(119,749)	$864,181
Net income	-	-	37,447	-	-	37,447
Cash dividends - $0.43 per share	-	-	(18,957)	-	-	(18,957)
Purchase of 433,351 treasury shares	-	-	-	-	(10,672)	(10,672)
Net issuance of 222,326 shares to employee benefit plans and other stock plans, including tax benefit	-	(3,568)	-	-	4,060	492
Stock-based compensation	-	2,676	-	-	-	2,676
Other comprehensive income	-	-	-	804	-	804
Balance at June 30, 2015	$497	$575,612	$442,446	$(16,223)	$(126,361)	$875,971

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Six months ended June 30,
Consolidated Statements of Cash Flows (unaudited)	2015	2014
(In thousands, except per share data)
Operating activities

Net income	$37,447	$45,649
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,540	7,762
Depreciation and amortization of premises and equipment	4,277	4,105
Net accretion on securities	1,157	1,883
Amortization of intangible assets	2,471	2,546
Stock based compensation	2,676	2,082
Bank owned life insurance income	(2,487)	(2,360)
Purchases of trading securities	(649)	(1,485)
Gains on trading securities	(26)	(91)
Proceeds from sales of loans held for sale	24,743	1,922
Originations and purchases of loans held for sale	(26,051)	(3,701)
Net gains on sales of loans held for sale	(103)	(3)
Net security gains	(40)	(21)
Net gain on sales of other real estate owned	(1,079)	(212)
Gain on sale of equity investment	-	(19,401)
Prepayment penalties on long-term debt	-	4,554
Net decrease in other assets	11,647	7,607
Net (decrease) increase in other liabilities	(6,152)	(8,421)
Net cash provided by operating activities	55,371	42,415
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	125,278	119,680
Purchases	(242,304)	(116,594)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	42,950	14,835
Purchases	(41,448)	(17,363)
Other:
Net increase in loans	(185,349)	(174,358)
Proceeds from FHLB stock redemption	19,085	37,179
Purchases of Federal Reserve and FHLB stock	(25,118)	(39,408)
Proceeds from settlement of bank owned life insurance	1,497	1,319
Purchases of premises and equipment	(2,671)	(3,498)
Proceeds from sale of equity investment	-	19,639
Proceeds from the sales of other real estate owned	2,597	1,919
Net cash used in investing activities	(305,483)	(156,650)
Financing activities
Net increase in deposits	71,874	152,364
Net increase in short-term borrowings	195,190	78,436
Proceeds from issuance of long-term debt	-	120,000
Repayments of long-term debt	(240)	(194,785)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	492	1,128
Purchase of treasury stock	(10,672)	(72)
Cash dividends	(18,957)	(18,425)
Net cash provided by financing activities	237,687	138,646
Net (decrease) increase in cash and cash equivalents	(12,425)	24,411
Cash and cash equivalents at beginning of period	146,636	158,926
Cash and cash equivalents at end of period	$134,211	$183,337

Supplemental disclosure of cash flow information	Six months ended June 30,
Cash paid during the period for:	2015	2014
Interest	$10,628	$13,405
Income taxes paid	9,027	19,496
Noncash investing activities:
Loans transferred to other real estate owned	$2,203	$785

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

Note 1.	Description of Business

NBT Bancorp Inc. (the "Registrant" or the "Company") is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York.  The principal assets of the Registrant consist of all of the outstanding shares of common stock of its subsidiaries, including:  NBT Bank, National Association (the "Bank"), NBT Financial Services, Inc. ("NBT Financial"), NBT Holdings, Inc. ("NBT Holdings"), Hathaway Agency, Inc., and CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I, and Alliance Financial Capital Trust II (collectively, the "Trusts").  The Company's principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings.

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

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial, NBT Holdings, and Hathaway Agency, Inc.  Collectively, the Registrant and its subsidiaries are referred to herein as "the Company."  The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles ("GAAP").  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

Note 3.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
June 30, 2015
U.S. Treasury	$10,005	$9	$-	$10,014
Federal Agency	397,197	759	(1,033)	396,923
State & municipal	29,881	505	(26)	30,360
Mortgage-backed:
Government-sponsored enterprises	333,292	5,914	(439)	338,767
U.S. government agency securities	15,325	796	(59)	16,062
Collateralized mortgage obligations:
Government-sponsored enterprises	285,733	1,966	(535)	287,164
U.S. government agency securities	33,965	428	(34)	34,359
Other securities	12,872	2,870	(142)	15,600
Total securities available for sale	$1,118,270	$13,247	$(2,268)	$1,129,249
December 31, 2014
U.S. Treasury	$23,041	$70	$-	$23,111
Federal Agency	332,193	327	(2,606)	329,914
State & municipal	37,035	587	(52)	37,570
Mortgage-backed:
Government-sponsored enterprises	339,190	7,597	(224)	346,563
U.S. government agency securities	17,367	863	(66)	18,164
Collateralized mortgage obligations:
Government-sponsored enterprises	199,837	1,828	(234)	201,431
U.S. government agency securities	40,237	497	(36)	40,698
Other securities	12,818	3,054	(152)	15,720
Total securities available for sale	$1,001,718	$14,823	$(3,370)	$1,013,171

Other securities primarily represent marketable equity securities.

Securities with amortized costs totaling $1.4 billion at June 30, 2015 and $1.4 billion at December 31, 2014 were pledged to secure public deposits and for other purposes required or permitted by law.  At June 30, 2015 and December 31, 2014, securities with an amortized cost of $172.2 million and $208.8 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
June 30, 2015
Mortgage-backed:
Government-sponsored enterprises	$10,049	$-	$(142)	$9,907
U.S. government agency securities	695	118	-	813
Collateralized mortgage obligations:
Government-sponsored enterprises	295,510	1,769	(1,826)	295,453
State & municipal	148,058	466	(442)	148,082
Total securities held to maturity	$454,312	$2,353	$(2,410)	$454,255
December 31, 2014
Mortgage-backed:
Government-sponsored enterprises	$755	$113	$-	$868
Collateralized mortgage obligations:
Government-sponsored enterprises	317,628	1,934	(1,965)	317,597
State & municipal	135,978	674	(123)	136,529
Total securities held to maturity	$454,361	$2,721	$(2,088)	$454,994

The following table sets forth information with regard to investment securities with unrealized losses for the periods presented:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

June 30, 2015
Investment securities available for sale:
Federal agency	$146,403	$(765)	13	$29,732	$(268)	3	$176,135	$(1,033)	16
State & municipal	6,184	(26)	14	-	-	-	6,184	(26)	14
Mortgage-backed	57,745	(439)	28	4,571	(59)	17	62,316	(498)	45
Collateralized mortgage obligations	87,849	(531)	9	5,452	(38)	4	93,301	(569)	13
Other securities	-	-	-	3,211	(142)	2	3,211	(142)	2
Total securities with unrealized losses	$298,181	$(1,761)	64	$42,966	$(507)	26	$341,147	$(2,268)	90

June 30, 2015
Investment securities held to maturity:
Mortgage-backed	$9,907	$(142)	1	$-	$-	-	$9,907	$(142)	1
Collateralized mortgage obligations	76,008	(306)	8	44,136	(1,520)	4	120,144	(1,826)	12
State & municipal	43,095	(442)	89	-	-	-	43,095	(442)	89
Total securities with unrealized losses	$129,010	$(890)	98	$44,136	$(1,520)	4	$173,146	$(2,410)	102

December 31, 2014
Investment securities available for sale:
Federal agency	$66,528	$(226)	8	$198,151	$(2,380)	16	$264,679	$(2,606)	24
State & municipal	8,818	(42)	33	1,321	(10)	5	10,139	(52)	38
Mortgage-backed	10,400	(36)	10	35,565	(254)	31	45,965	(290)	41
Collateralized mortgage obligations	57,682	(196)	8	6,598	(74)	4	64,280	(270)	12
Other securities	-	-	-	3,201	(152)	2	3,201	(152)	2
Total securities with unrealized losses	$143,428	$(500)	59	$244,836	$(2,870)	58	$388,264	$(3,370)	117

December 31, 2014
Investment securities held to maturity:
Collateralized mortgage obligations	$26,052	$(49)	2	$46,415	$(1,916)	4	$72,467	$(1,965)	6
State & municipal	43,514	(116)	110	1,619	(7)	6	45,133	(123)	116
Total securities with unrealized losses	$69,566	$(165)	112	$48,034	$(1,923)	10	$117,600	$(2,088)	122

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of June 30, 2015, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of June 30, 2015, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company's consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at June 30, 2015:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$13,981	$14,032
From one to five years	412,442	413,423
From five to ten years	150,200	152,606
After ten years	528,775	533,588
	$1,105,398	$1,113,649
Debt securities classified as held to maturity
Within one year	$24,317	$24,328
From one to five years	15,730	15,811
From five to ten years	99,778	99,818
After ten years	314,487	314,298
	$454,312	$454,255

Maturities of mortgage-backed and collateralized mortgage obligations are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders' equity at June 30, 2015.

Note 4.	Allowance for Loan Losses and Credit Quality of Loans

Allowance for Loan Losses

The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable incurred losses inherent in the current loan portfolio. The adequacy of the allowance for loan losses is continuously monitored.  It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio's risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan portfolio.

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

Commercial (non-Real Estate) – The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit.  Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment or other assets owned by the borrower.  These loans carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable. To reduce the risk, management also attempts to secure real estate as collateral and obtain personal guarantees of the borrowers.

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

Home Equity – The Company offers home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Consumers are able to borrow up to 85% of the equity in their homes.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  These loans carry a higher risk than first mortgage residential loans as they are typically in a second position with respect to collateral.  Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

Residential Real Estate Mortgages
Residential real estate loans consist primarily of loans secured by first or second deeds of trust on primary residences.  We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a residential mortgage.  These loans are collateralized by owner-occupied properties located in the Company's market area.  Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance.  The Company's underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower's financial condition.  Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments for the three and six months ended June 30, 2015 and 2014:

Three months ended June 30,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of March 31, 2015	$31,278	$26,156	$7,698	$227	$65,359
Charge-offs	(584)	(4,275)	(509)	-	(5,368)
Recoveries	280	697	93	-	1,070
Provision	(2,648)	5,736	999	(189)	3,898
Ending Balance as of June 30, 2015	$28,326	$28,314	$8,281	$38	$64,959

Balance as of March 31, 2014	$34,437	$28,436	$6,225	$336	$69,434
Charge-offs	(1,427)	(3,648)	(165)	-	(5,240)
Recoveries	314	714	146	-	1,174
Provision	1,799	2,471	(1)	(103)	4,166
Ending Balance as of June 30, 2014	$35,123	$27,973	$6,205	$233	$69,534

Six months ended June 30,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2014	$32,433	$26,720	$7,130	$76	$66,359
Charge-offs	(1,382)	(8,653)	(1,013)	-	(11,048)
Recoveries	514	1,445	149	-	2,108
Provision	(3,239)	8,802	2,015	(38)	7,540
Ending Balance as of June 30, 2015	$28,326	$28,314	$8,281	$38	$64,959

Balance as of December 31, 2013	$35,090	$27,694	$6,520	$130	$69,434
Charge-offs	(1,906)	(7,680)	(484)	-	(10,070)
Recoveries	713	1,455	240	-	2,408
Provision	1,226	6,504	(71)	103	7,762
Ending Balance as of June 30, 2014	$35,123	$27,973	$6,205	$233	$69,534

As of June 30, 2015, included in the above tables, there was $1.9 million in the allowance for loan losses related to acquired commercial loans.  There was $1.5 in the allowance for loan loasses as of June 30, 2014 related to acquired loans.  Net charge-offs related to acquired loans totaled approximately $0.1 million and $0.1 million during the three months ended June 30, 2015 and 2014, respectively, and approximately $0.7 million and $0.2 million during the six months ended June 30, 2015 and 2014, respectively, and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of June 30, 2015 and December 31, 2014:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
As of June 30, 2015
Allowance for loan losses	$28,326	$28,314	$8,281	$38	$64,959

Allowance for loans individually evaluated for impairment	2,885	-	-		2,885

Allowance for loans collectively evaluated for impairment	$25,441	$28,314	$8,281	$38	$62,074

Ending balance of loans	$2,565,590	$2,051,540	$1,153,758		$5,770,888

Ending balance of originated loans individually evaluated for impairment	12,506	6,967	5,021		24,494
Ending balance of acquired loans individually evaluated for impairment	9,719	-	-		9,719
Ending balance of acquired loans collectively evaluated for impairment	309,699	120,316	251,751		681,766
Ending balance of originated loans collectively evaluated for impairment	$2,233,666	$1,924,257	$896,986		$5,054,909

As of December 31, 2014
Allowance for loan losses	$32,433	$26,720	$7,130	$76	$66,359

Allowance for loans individually evaluated for impairment	1,100	-	-		1,100

Allowance for loans collectively evaluated for impairment	$31,333	$26,720	$7,130	$76	$65,259

Ending balance of loans	$2,473,702	$2,005,980	$1,115,589		$5,595,271

Ending balance of originated loans individually evaluated for impairment	11,079	5,498	3,544		20,121
Ending balance of acquired loans individually evaluated for impairment	5,675	-	-		5,675
Ending balance of acquired loans collectively evaluated for impairment	327,656	147,256	266,747		741,659
Ending balance of originated loans collectively evaluated for impairment	$2,129,292	$1,853,226	$845,298		$4,827,816

Credit Quality of Loans
Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. This generally occurs when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes or circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.  The Company's nonaccrual policies are the same for all classes of financing receivable.

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

The following tables set forth information with regard to past due and nonperforming loans by loan class as of June 30, 2015 and December 31, 2014:

Age Analysis of Past Due Financing Receivables
As of June 30, 2015
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$268	$7	$-	$275	$22	$629,818	$630,115
Commercial Real Estate	1,274	28	-	1,302	6,825	1,148,828	1,156,955
Agricultural	3	67	-	70	1,041	31,704	32,815
Agricultural Real Estate	18	-	-	18	326	26,380	26,724
Business Banking	1,478	77	-	1,555	5,701	392,307	399,563
	3,041	179	-	3,220	13,915	2,229,037	2,246,172

Consumer Loans
Indirect	14,212	3,035	1,250	18,497	1,553	1,378,754	1,398,804
Home Equity	4,941	1,172	328	6,441	5,226	466,301	477,968
Direct	348	111	106	565	59	53,828	54,452
	19,501	4,318	1,684	25,503	6,838	1,898,883	1,931,224
Residential Real Estate Mortgages	2,869	962	174	4,005	7,586	890,416	902,007
	$25,411	$5,459	$1,858	$32,728	$28,339	$5,018,336	$5,079,403

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$2,509	$75,153	$77,662
Commercial Real Estate	-	-	-	-	7,204	182,634	189,838
Business Banking	181	5	-	186	452	51,280	51,918
	181	5	-	186	10,165	309,067	319,418

Consumer Loans
Indirect	242	32	-	274	125	43,418	43,817
Home Equity	130	61	67	258	555	71,457	72,270
Direct	21	34	8	63	36	4,130	4,229
	393	127	75	595	716	119,005	120,316
Residential Real Estate Mortgages	1,009	406	61	1,476	3,066	247,209	251,751
	$1,583	$538	$136	$2,257	$13,947	$675,281	$691,485
Total Loans	$26,994	$5,997	$1,994	$34,985	$42,286	$5,693,617	$5,770,888

Age Analysis of Past Due Financing Receivables
As of December 31, 2014
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$-	$735	$-	$735	$1,012	$613,400	$615,147
Commercial Real Estate	192	-	-	192	4,127	1,064,549	1,068,868
Agricultural	-	-	-	-	817	32,130	32,947
Agricultural Real Estate	19	-	-	19	565	24,390	24,974
Business Banking	799	235	84	1,118	6,910	390,407	398,435
	1,010	970	84	2,064	13,431	2,124,876	2,140,371

Consumer Loans
Indirect	16,434	3,154	1,991	21,579	1,964	1,286,507	1,310,050
Home Equity	4,591	1,428	821	6,840	6,596	479,444	492,880
Direct	560	157	52	769	84	54,941	55,794
	21,585	4,739	2,864	29,188	8,644	1,820,892	1,858,724
Residential Real Estate Mortgages	2,901	96	1,256	4,253	8,770	835,819	848,842
	$25,496	$5,805	$4,204	$35,505	$30,845	$4,781,587	$4,847,937

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$3,009	$72,255	$75,264
Commercial Real Estate	-	-	-	-	2,666	197,222	199,888
Business Banking	5	15	-	20	665	57,494	58,179
	5	15	-	20	6,340	326,971	333,331

Consumer Loans
Indirect	518	5	54	577	106	64,540	65,223
Home Equity	190	60	5	255	557	75,904	76,716
Direct	31	-	7	38	33	5,246	5,317
	739	65	66	870	696	145,690	147,256
Residential Real Estate Mortgages	1,162	265	671	2,098	3,193	261,456	266,747
	$1,906	$345	$737	$2,988	$10,229	$734,117	$747,334
Total Loans	$27,402	$6,150	$4,941	$38,493	$41,074	$5,515,704	$5,595,271

There were no material commitments to extend further credit to borrowers with nonperforming loans.

Impaired Loans
The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified and nonperforming loans with outstanding balances of $0.5 million or more and all troubled debt restructured loans ("TDRs") are evaluated for impairment through the Company's quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows discounted at the loan's original effective interest rate or 3) the loan's observable market price.  All impaired loans are reviewed on a quarterly basis for changes in the level of impairment.  Any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for loan losses.

The following table provides information on loans specifically evaluated for impairment as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(in thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans
Commercial	$1,815	$1,967		$1,748	$1,901
Commercial Real Estate	4,205	4,216		4,505	4,520
Agricultural	19	25		20	26
Agricultural Real Estate	628	754		1,147	1,441
Business Banking	1,009	1,040		896	1,301
Total Commercial Loans	7,676	8,002		8,316	9,189

Consumer Loans
Indirect	15	24		-	-
Home Equity	6,952	7,713		5,498	6,033
Direct	-	-		-	-
Total Consumer Loans	6,967	7,737		5,498	6,033

Residential Real Estate Mortgages	5,021	5,533		3,544	3,959
Total	19,664	21,272		17,358	19,181

With an allowance recorded:
Commercial Loans
Commercial Real Estate	$4,830	$6,687	$1,035	$2,763	$4,611	$600

ACQUIRED
With no related allowance recorded:
Commercial Loans
Commercial Real Estate	5,890	7,098		2,666	3,830

With an allowance recorded:
Commercial Loans
Commercial	2,508	4,668	1,000	3,009	4,668	500
Commercial Real Estate	1,321	1,329	850	-	-	-
Total Commercial Loans	3,829	5,997	1,850	3,009	4,668	500

Total:	$34,213	$41,054	$2,885	$25,796	$32,290	$1,100

The following tables summarize the average recorded investments on impaired loans specifically evaluated for impairment and the interest income recognized for the three months ended June 30, 2015 and 2014:

	For the three months ended
	June 30, 2015		June 30, 2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans
Commercial	$1,768	$61	$2,013	$-
Commercial Real Estate	9,060	41	10,062	42
Agricultural	19	-	123	-
Agricultural Real Estate	630	12	1,412	12
Business Banking	975	2	548	11
Consumer Loans
Indirect	16	-	-	-
Home Equity	6,692	92	5,289	60
Direct	1	-	-	-
Residential Real Estate Mortgage	4,636	33	2,803	26
Total Originated	$23,797	$241	$22,250	$151

ACQUIRED
Commercial Loans
Commercial	2,602	-	6,315	-
Commercial Real Estate	7,205	-	3,462	-
Total Acquired	$9,807	$-	$9,777	$-

Total Loans	$33,604	$241	$32,027	$151

	For the six months ended
	June 30, 2015		June 30, 2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans
Commercial	$1,742	$86	$2,025	$-
Commercial Real Estate	9,091	82	10,739	84
Agricultural	19	1	124	1
Agricultural Real Estate	633	23	1,418	23
Business Banking	932	6	429	23
Consumer Loans
Indirect	11	-	-	-
Home Equity	6,560	164	4,959	103
Direct	1	-	-	-
Residential Real Estate Mortgage	4,476	63	2,778	50

Total Originated	$23,465	$425	$22,472	$284

ACQUIRED
Commercial Loans
Commercial	2,722	-	6,375	-
Commercial Real Estate	7,176	-	3,493	-
Total Acquired	$9,898	$-	$9,868	$-
Total Loans	$33,363	$425	$32,340	$284

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

The following tables illustrate the Company's credit quality by loan class as of June 30, 2015 and December 31, 2014:

Credit Quality Indicators
As of June 30, 2015

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$579,259	$1,100,065	$31,935	$25,462	$1,736,721
Special Mention	11,834	26,706	49	37	38,626
Substandard	39,022	30,184	823	1,225	71,254
Doubtful	-	-	8	-	8
Total	$630,115	$1,156,955	$32,815	$26,724	$1,846,609

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$383,016				$383,016
Classified	16,547				16,547
Total	$399,563				$399,563

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,396,001	$472,414	$54,287		$1,922,702
Nonperforming	2,803	5,554	165		8,522
Total	$1,398,804	$477,968	$54,452		$1,931,224

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$894,247				$894,247
Nonperforming	7,760				7,760
Total	$902,007				$902,007

Credit Quality Indicators
As of June 30, 2015

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate		Total
Pass	$72,110	$170,931		$243,041
Special Mention	908	6,081		6,989
Substandard	4,644	12,826		17,470
Total	$77,662	$189,838		$267,500

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$47,546			$47,546
Classified	4,372			4,372
Total	$51,918			$51,918

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$43,692	$71,648	$4,185	$119,525
Nonperforming	125	622	44	791
Total	$43,817	$72,270	$4,229	$120,316

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$248,624			$248,624
Nonperforming	3,127			3,127
Total	$251,751			$251,751

Credit Quality Indicators
As of December 31, 2014

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$570,884	$1,023,856	$30,481	$23,443	$1,648,664
Special Mention	6,022	17,341	275	42	23,680
Substandard	38,241	27,671	2,183	1,489	69,584
Doubtful	-	-	8	-	8
Total	$615,147	$1,068,868	$32,947	$24,974	$1,741,936

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$379,445				$379,445
Classified	18,990				18,990
Total	$398,435				$398,435

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,306,095	$485,463	$55,658		$1,847,216
Nonperforming	3,955	7,417	136		11,508
Total	$1,310,050	$492,880	$55,794		$1,858,724

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$838,816				$838,816
Nonperforming	10,026				10,026
Total	$848,842				$848,842

Credit Quality Indicators
As of December 31, 2014

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate		Total
Pass	$63,630	$186,036		$249,666
Special Mention	2,840	2,646		5,486
Substandard	8,794	11,206		20,000
Total	$75,264	$199,888		$275,152

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$53,264			$53,264
Classified	4,915			4,915
Total	$58,179			$58,179

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$65,063	$76,154	$5,277	$146,494
Nonperforming	160	562	40	762
Total	$65,223	$76,716	$5,317	$147,256

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$262,883			$262,883
Nonperforming	3,864			3,864
Total	$266,747			$266,747

Troubled Debt Restructured Loans
The Company's loan portfolio includes certain loans that have been modified where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from the Company's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.  Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in principal.

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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial	1	$1,165	$1,165
Small Business	1	190	176
Total Commercial	2	1,355	1,341

Consumer
Home Equity	12	1,071	1,128
Total Consumer	12	1,071	1,128

Residential Real Estate	6	370	770

Total Troubled Debt Restructurings	20	$2,796	$3,239

	Three months ended June 30, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Small Business	2	$570	$570
Total Commercial	2	570	570

Consumer
Indirect	2	69	69
Home Equity	6	503	503
Direct	15	1,213	1,213
Total Consumer	23	1,785	1,785

Residential Real Estate	3	432	432

Total Troubled Debt Restructurings	28	$2,787	$2,787

	Six months ended June 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial	1	$1,165	$1,165
Small Business	1	190	176
Total Commercial	2	1,355	1,341

Consumer
Home Equity	27	2,112	2,132
Direct	4	106	104
Total Consumer	31	2,218	2,236

Residential Real Estate	15	1,072	1,522

Total Troubled Debt Restructurings	48	$4,645	$5,099

	Six months ended June 30, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Small Business	2	$570	$570
Total Commercial	2	570	570

Consumer
Indirect	2	69	39
Home Equity	8	561	561
Direct	35	2,518	2,518
Total Consumer	45	3,148	3,118

Residential Real Estate	16	1,841	1,841

Total Troubled Debt Restructurings	63	$5,559	$5,529

The following table illustrates the recorded investment and number of modifications for TDRs within the three and six months ended June 30, 2015 and 2014 where a concession has been made and subsequently defaulted during the period:
	Three months ended June 30, 2015		Three months ended June 30, 2014
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Consumer
Home Equity	-	$-	2	$300
Direct	-	-	1	43
Total Consumer	-	-	3	343

Total Troubled Debt Restructurings	-	$-	3	$343

	Six months ended June 30, 2015		Six months ended June 30, 2014
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Consumer
Home Equity	4	$233	2	$300
Direct	-	-	5	235
Total Consumer	4	233	7	535

Residential Real Estate	-	-	1	70

Total Troubled Debt Restructurings	4	$233	8	$605

Note 5.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan ("the Plan") covering substantially all of its employees at June 30, 2015.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 ("ERISA") standards. Assets of the plan are invested in publicly traded stocks and bonds.  The Company is not required to make contributions to the Plan in 2015, and did not do so during the six months ended June 30, 2015.

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

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
Components of net periodic (benefit) cost:	2015	2014	2015	2014
Service cost	$655	$587	$4	$4
Interest cost	998	1,040	91	90
Expected return on plan assets	(2,150)	(2,175)	-	-
Net amortization	546	25	15	(6)
Total cost (benefit)	$49	$(523)	$110	$88

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
Components of net periodic (benefit) cost:	2015	2014	2015	2014
Service cost	$1,310	$1,174	$8	$8
Interest cost	1,996	2,080	182	180
Expected return on plan assets	(4,300)	(4,350)	-	-
Net amortization	1,092	50	30	(12)
Total cost (benefit)	$98	$(1,046)	$220	$176

Note 6.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding shares issuable upon the exercise of certain contracts to issue common stock, such as in-the-money stock options. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's dilutive stock options and restricted stock units).

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended June 30,	2015	2014
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	44,007	43,865
Net income	19,281	27,640
Basic EPS	$0.44	$0.63

Diluted EPS:
Weighted average common shares outstanding	44,007	43,865
Dilutive effect of common stock options and restricted stock	523	498
Weighted average common shares and common share equivalents	44,530	44,363
Net income	19,281	27,640
Diluted EPS	$0.43	$0.62

Six months ended June 30,	2015	2014
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	44,079	43,829
Net income	37,447	45,649
Basic EPS	$0.85	$1.04

Diluted EPS:
Weighted average common shares outstanding	44,079	43,829
Dilutive effect of common stock options and restricted stock	510	500
Weighted average common shares and common share equivalents	44,589	44,329
Net income	37,447	45,649
Diluted EPS	$0.84	$1.03

There were 339,109 stock options for the quarter ended June 30, 2015 and 503,058 stock options for the quarter ended June 30, 2014 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

There were 340,034 stock options for the six months ended June 30, 2015 and 500,541 stock options for the six months ended June 30, 2014 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

Note 7.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss) (in thousands):

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income (loss)
	Three months ended
	June 30, 2015	June 30, 2014
Securities:
Gains on available for sale securities	$(26)	$(14)	Net securities (gains) losses
Amortization of unrealized gains and losses related to securities transfer	307	-	Interest income
Tax (benefit) expense	(92)	6	Income tax expense
Net of tax	$189	$(8)

Pension and other benefits:
Amortization of net gains	$567	$74	Salaries and employee benefits
Amortization of prior service costs	(6)	(55)	Salaries and employee benefits
Tax benefit	(219)	(8)	Income tax expense
Net of tax	$342	$11

Total reclassifications during the period, net of tax	$531	$3

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income (loss)
	Six months ended
	June 30, 2015	June 30, 2014
Securities:
Gains on available for sale securities	$(40)	(21)	Net securities gains
Amortization of unrealized gains and losses related to securities transfer	614	-	Interest income
Tax (benefit) expense	(188)	8	Income tax expense
Net of tax	$386	$(13)

Pension and other benefits:
Amortization of net gains	$1,133	$148	Salaries and employee benefits
Amortization of prior service costs	(11)	(110)	Salaries and employee benefits
Tax benefit	(438)	(15)	Income tax expense
Net of tax	$684	$23

Total reclassifications during the period, net of tax	$1,070	$10

Note 8.	Fair Value Measurements and Fair Value of Financial Instruments

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

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy.  The Company does not adjust the quoted prices for such instruments.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions.  Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate will be used. Management's best estimate relies on both internal and external support on certain Level 3 investments. Management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

For the six month period ending June 30, 2015, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company's financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2015
Assets:
Securities Available for Sale:
U.S. Treasury	$10,014	$-	$-	$10,014
Federal Agency	-	396,923	-	396,923
State & municipal	-	30,360	-	30,360
Mortgage-backed	-	354,829	-	354,829
Collateralized mortgage obligations	-	321,523	-	321,523
Other securities	7,740	7,860	-	15,600
Total Securities Available for Sale	$17,754	$1,111,495	$-	$1,129,249
Trading Securities	8,468	-	-	8,468
Interest Rate Swaps	-	4,703	-	4,703
Total	$26,222	$1,116,198	$-	$1,142,420

Liabilities:
Interest Rate Swaps	$-	$4,703	$-	$4,703
Total	$-	$4,703	$-	$4,703

December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balanceas of December 31, 2014
Assets:
Securities Available for Sale:
U.S. Treasury	$23,111	$-	$-	$23,111
Federal Agency	-	329,914	-	329,914
State & municipal	-	37,570	-	37,570
Mortgage-backed	-	364,727	-	364,727
Collateralized mortgage obligations	-	242,129	-	242,129
Other securities	7,612	8,108	-	15,720
Total Securities Available for Sale	$30,723	$982,448	$-	$1,013,171
Trading Securities	7,793	-	-	7,793
Interest Rate Swaps	-	4,707	-	4,707
Total	$38,516	$987,155	$-	$1,025,671

Liabilities:
Interest Rate Swaps	$-	$4,707	$-	$4,707
Total	$-	$4,707	$-	$4,707

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities. The only nonrecurring fair value measurements recorded during the six month period ended June 30, 2015 were related to impaired loans and other real estate owned, which were immaterial.  For the six month periods ending June 30, 2015 and June 30, 2014, the Company had $8.7 million and $9.0 million, respectively, of loans recorded at fair value resulting in specific allowance reserves of $2.9 million and $2.1 million, respectively.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at June 30, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		June 30, 2015		December 31, 2014
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$454,312	$454,255	$454,361	$454,994
Net loans	3	5,705,929	5,728,903	5,528,912	5,584,777
Financial liabilities
Time deposits	2	$948,154	$942,611	$1,043,823	$1,038,877
Long-term debt	2	130,705	132,559	130,945	132,562
Junior subordinated debt	2	101,196	95,977	101,196	103,770

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

Junior Subordinated Debt
The fair value of junior subordinated debt has been estimated using a discounted cash flow analysis that applies prevailing market interest rates for similar maturity instruments.

Note 9.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $1.3 billion at June 30, 2015 and $1.2 billion at December 31, 2014.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $32.1 million at June 30, 2015 and $35.2 million at December 31, 2014.  As of June 30, 2015, the fair value of standby letters of credit was not significant to the Company's consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $5.6 million at June 30, 2015 and $22.5 million at December 31, 2014.  As of June 30, 2015, the fair value of commercial letters of credit was not significant to the Company's consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the "Bank"), NBT Financial Services, Inc. ("NBT Financial"), and NBT Holdings, Inc. ("NBT Holdings") (collectively referred to herein as the "Company"). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2014 for an understanding of the following discussion and analysis.  Operating results for the six-month period ending June 30, 2015 are not necessarily indicative of the results of the full year ending December 31, 2015 or any future period.

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

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including those described above and other factors discussed in the Company's annual and quarterly reports previously filed with the SEC, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

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

Critical Accounting Policies
The Company has identified policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, pension accounting, other-than-temporary impairment, provision for income taxes, acquired loans and intangible assets.

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

Management is required to make various assumptions in valuing the Company's pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers market interest rates and discounted cash flows in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

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

The Company's policies on the allowance for loan losses, pension accounting, other-than-temporary impairment of investments, acquired loans, provision for income taxes and intangible assets are disclosed in Note 1 to the consolidated financial statements presented in our 2014 Annual Report on Form 10-K.  All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company's financial performance is reported.

Overview
Significant factors management reviews to evaluate the Company's operating results and financial condition include, but are not limited to:  net income and earnings per share, return on average assets, equity and tangible common equity, net interest margin, noninterest income, operating expenses, certain core results, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first six months of 2015:

●
Net income for the second quarter of 2015 was $19.3 million, down from $27.6 million from the second quarter of 2014 due primarily to non-core items recorded in 2014.  Excluding items considered non-core to our operations, core net income for the second quarter of 2015 was $19.6 million as compared to $19.1 million for the same period in 2014.

●
Net income for the first six months of 2015 was $37.4 million, down from $45.6 million from the first half of 2014 due primarily to non-core items recorded in 2014.  Excluding items considered non-core to our operations, core net income for the first six months of 2015 was $37.7 million as compared to $37.5 million for the same period in 2014.

●	Organic loan growth (annualized) for the second quarter of 2015 was 10.5% and 6.3% for the first six months of 2015.

●
The Company continues to experience net interest margin compression as net interest margin decreased from 3.60% for the second quarter of 2014 to 3.51% for the second quarter of 2015.  Net interest margin decreased from 3.62% for the first six months of 2014 to 3.55% for the first six months of 2015.

●	Continued positive trends in asset quality indicators:
o	Nonperforming loans to total loans improved to 0.77% at June 30, 2015 from 0.85% at March 31, 2015 and 0.96% at June 30, 2014.
o	Net charge-offs to average loans improved to 0.30% for the second quarter of 2015 from 0.34% for the first quarter of 2015 and 0.41% for the 2014 full year.

The following table depicts several annualized measurements of performance using core and GAAP net income that management reviews in analyzing the Company's performance. Returns on average assets and average equity measure how effectively an entity utilizes its total resources and capital, respectively.

(Dollars in thousands)	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Reconciliation of Non-GAAP Financial Measures:
Reported net income (GAAP)	$19,281	$27,640	$37,447	$45,649
Adj: Gain on sale of securities, net (net of tax)	(17)	(9)	(26)	(14)
Adj: Other adjustments (net of tax) (1)	324	(315)	324	115
Adj: Gain on sale of Springstone (net of tax and related	-	(11,168)	-	(11,168)
incentive compensation)
Adj: Prepayment penalties related to debt restructuring (net of tax)	-	2,925	-	2,925
Total Adjustments	307	(8,567)	298	(8,142)
Core net income	$19,588	$19,073	$37,745	$37,507

Profitability:
Core Diluted Earnings per Share	$0.44	$0.43	$0.85	$0.85
Diluted Earnings per Share	$0.43	$0.62	$0.84	$1.03
Core Return on Average Assets (2)	0.99%	0.99%	0.97%	0.98%
Return on Average Assets (2)	0.97%	1.43%	0.96%	1.20%
Core Return on Average Equity (2)	8.95%	9.06%	8.70%	9.04%
Return on Average Equity (2)	8.81%	13.12%	8.63%	11.00%
Core Return on Average Tangible Common Equity (2)(3)	13.67%	14.27%	13.38%	14.38%
Return on Average Tangible Common Equity (2)(3)	13.47%	20.43%	13.28%	17.37%

(1)	Primarily net gain on settlement of litigation and reorganization expenses for 2014 and reorganization expenses in 2015.
(2)	Annualized
(3)	Excludes amortization of intangible assets (net of tax) from net income and average tangible common equity is calculated as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Average stockholders' equity	$878,164	$844,707	$874,639	$836,692
Less: average goodwill and other intangibles	282,272	287,366	282,887	288,685
Average tangible common equity	$595,892	$557,341	$591,752	$548,007

Results of Operations

Core net income for the three months ended June 30, 2015 was $19.6 million, up from $19.1 million from the same period last year.  Core earnings per diluted share for the three months ended June 30, 2015 was $0.44, up from $0.43 for the second quarter of 2014.  Reported net income for the three months ended June 30, 2015 was $19.3 million, down from $27.6 million for the second quarter of 2014.  Reported net income for the second quarter of 2014 included an $11.2 million net gain (after taxes and related incentive compensation) on the sale of our ownership interest in Springstone LLC ("Springstone"), partially offset by $2.9 million in prepayment penalties, net of tax, related to our long-term debt restructuring strategy.  Reported diluted earnings per share for the three months ended June 30, 2015 was $0.43, as compared with $0.62 per share for the second quarter of 2014.

Core net income for the six months ended June 30, 2015 was $37.7 million, up from $37.5 million for the same period last year.  Core earnings per diluted share for the six months ended June 30, 2015 was $0.85, equivalent to the same period last year.   Reported net income for the six months ended June 30, 2015 was $37.4 million, down from $45.6 million for the same period last year.  Reported net income for the six months ended June 30, 2014 included the aforementioned gain on the sale of ownership interest in Springstone, partially offset by the aforementioned prepayment penalties related to our long-term debt restructuring strategy.  Reported diluted earnings per share for the six months ended June 30, 2015 was $0.84, as compared with $1.03 for the same period in 2014.

The second quarter and first half reported results for 2015 and 2014 contained items which the Company considers non-core, such as the aforementioned gain on the sale of an equity investment and long-term debt restructuring prepayment penalties in 2014, and other items not considered core to our operations in both years.

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

Net interest income was $62.7 million for the second quarter of 2015, up $0.1 million from the second quarter of 2014.  FTE net interest margin was 3.51% for the three months ended June 30, 2015, down from 3.60% for the second quarter of 2014.  Average interest earning assets were up $188.6 million, or 2.7%, from the same period in 2014.  The increase from the prior year was driven primarily by organic loan production.  Annualized organic loan growth of 10.5% during the second quarter of 2015 was driven by growth in most portfolios.  Yields on earning assets decreased by 15 basis points ("bps") from 3.94% during the second quarter of 2014 to 3.79% for the second quarter of 2015, which was partially offset by the growth in earning assets during the second quarter of 2015.  The yield compression was driven by a 18 bp decrease in loan yields from the second quarter of 2014 to the second quarter of 2015.  Average interest bearing liabilities decreased $31.9 million, or 0.6%, from the second quarter of 2014 to the second quarter of 2015, which was driven by a $160.0 million decrease in average long-term borrowings due to the debt restructuring strategy completed during the third quarter of 2014.  The rates paid on interest bearing liabilities decreased 6 bp from the second quarter of 2014 to the second quarter of 2015, driven by a decrease in the rates paid on long-term debt.  The decrease on the rate paid on interest bearing liabilities partially offset the aforementioned rate compression on earning assets.

Net interest income was $124.9 million for the six months ended June 30, 2015, up $0.8 million from the same period in 2014.  FTE net interest margin was 3.55% for the six months ended June 30, 2015, down from 3.62% for the six months ended June 30, 2014.  Average interest earning assets were up $159.6 million, or 2.3%, for the six months ended June 30, 2015 as compared to the same period in 2014.  This increase from last year was driven primarily by 6.3% annualized organic loan growth during the first six months of 2015.  Yields on earning assets decreased from 3.98% during the first six months of 2014 to 3.84% for the first six months of 2015, and offset the growth in earning assets resulting in a 1.2% decrease in interest income for the six months ended June 30, 2015 as compared to the same period in 2014.  The yield compression was driven by an 18 bp decrease in loan yields from the first six months of 2014 to the first six months of 2015.  Average interest bearing liabilities decreased $57.4 million, or 1.1%, from the six months ended June 30, 2014 to the six months ended June 30, 2015, which was driven by a $168.9 million decrease in average long-term borrowings due to aforementioned debt restructuring strategy completed during the third quarter of 2014.  In addition, average short-term borrowings decreased $107.0 million for the six months ended June 30, 2015 as compared to the same period last year.  These decreases were partially offset by a $218.5 million, or 5.0%, increase in interest bearing deposits for the first six months of 2015 as compared to the same period in 2014.  This deposit growth was driven by increases in money market deposit accounts as well as savings deposits in the first six months of 2015.  The rates paid on interest bearing liabilities decreased by 9 bps for the six months ended June 30, 2015 as compared to the same period in 2014.  This decrease resulted primarily from the aforementioned debt restructuring and partially offset the rate compression on earning assets.

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

Three Months ended
	June 30, 2015			June 30, 2014
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$9,854	$9	0.36%	$3,915	$7	0.76%
Securities available for sale (1)	1,067,619	5,265	1.98%	1,376,314	7,027	2.05%
Securities held to maturity (1)	452,948	2,813	2.49%	121,042	1,037	3.43%
Investment in FRB and FHLB Banks	31,564	386	4.90%	42,965	496	4.63%
Loans (2)	5,688,159	60,067	4.24%	5,517,315	60,770	4.42%
Total interest earning assets	7,250,144	$68,540	3.79%	7,061,551	$69,337	3.94%
Other assets	685,523			680,059
Total assets	$7,935,667			$7,741,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,598,898	$817	0.20%	$1,441,284	$539	0.15%
NOW deposit accounts	974,504	126	0.05%	960,698	132	0.06%
Savings deposits	1,080,954	162	0.06%	1,040,528	186	0.07%
Time deposits	968,714	2,412	1.00%	971,595	2,143	0.88%
Total interest bearing deposits	$4,623,070	$3,517	0.31%	$4,414,105	$3,000	0.27%
Short-term borrowings	302,693	144	0.19%	383,480	209	0.22%
Junior subordinated debt	101,196	545	2.16%	101,196	538	2.13%
Long-term debt	130,743	836	2.56%	290,791	2,135	2.95%
Total interest bearing liabilities	$5,157,702	$5,042	0.39%	$5,189,572	$5,882	0.45%
Demand deposits	1,815,705			1,620,488
Other liabilities	84,096			86,843
Stockholders' equity	878,164			844,707
Total liabilities and stockholders' equity	$7,935,667			$7,741,610
Net interest income (FTE)		63,498			63,455
Interest rate spread			3.40%			3.49%
Net interest margin			3.51%			3.60%
Taxable equivalent adjustment		813			881
Net interest income		$62,685			$62,574

(1)	Securities are shown at average amortized cost
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Six Months ended
	June 30, 2015			June 30, 2014
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$9,507	$16	0.33%	$3,328	$14	0.87%
Securities available for sale (1)	1,043,385	10,349	2.00%	1,379,014	14,212	2.08%
Securities held to maturity (1)	453,947	5,580	2.48%	118,840	2,048	3.48%
Investment in FRB and FHLB Banks	31,250	859	5.54%	43,279	1,028	4.79%
Loans (2)	5,637,829	119,770	4.28%	5,471,879	121,002	4.46%
Total interest earning assets	7,175,918	$136,574	3.84%	7,016,340	$138,304	3.98%
Other assets	690,777			679,654
Total assets	$7,866,695			$7,695,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,571,843	$1,603	0.21%	$1,426,446	$1,066	0.15%
NOW deposit accounts	973,390	249	0.05%	946,691	256	0.05%
Savings deposits	1,060,606	324	0.06%	1,020,391	369	0.07%
Time deposits	991,681	4,914	1.00%	985,510	4,593	0.94%
Total interest bearing deposits	$4,597,520	$7,090	0.31%	$4,379,038	$6,284	0.29%
Short-term borrowings	284,160	265	0.19%	391,173	440	0.23%
Junior subordinated debt	101,196	1,085	2.16%	101,196	1,076	2.14%
Long-term debt	130,811	1,662	2.56%	299,726	4,642	3.12%
Total interest bearing liabilities	$5,113,687	$10,102	0.40%	$5,171,133	$12,442	0.49%
Demand deposits	1,793,328			1,605,261
Other liabilities	85,041			82,908
Stockholders' equity	874,639			836,692
Total liabilities and stockholders' equity	$7,866,695			$7,695,994
Net interest income (FTE)		126,472			125,862
Interest rate spread			3.44%			3.49%
Net interest margin			3.55%			3.62%
Taxable equivalent adjustment		1,621			1,771
Net interest income		$124,851			$124,091

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

Three months ended June 30,
	Increase (Decrease)
	2015 over 2014
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$7	$(5)	$2
Securities available for sale	(1,529)	(233)	(1,762)
Securities held to maturity	2,133	(357)	1,776
Investment in FRB and FHLB Banks	(138)	28	(110)
Loans	1,848	(2,551)	(703)
Total interest income	2,321	(3,118)	(797)

Money market deposit accounts	64	214	278
NOW deposit accounts	2	(8)	(6)
Savings deposits	7	(31)	(24)
Time deposits	(6)	275	269
Short-term borrowings	(41)	(24)	(65)
Trust preferred debentures	-	7	7
Long-term debt	(1,052)	(247)	(1,299)
Total interest expense	(1,026)	186	(840)

Change in FTE net interest income	$3,347	$(3,304)	$43

Six months ended June 30,
	Increase (Decrease)
	2015 over 2014
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$14	$(12)	$2
Securities available for sale	(3,346)	(517)	(3,863)
Securities held to maturity	4,272	(740)	3,532
Investment in FRB and FHLB Banks	(314)	145	(169)
Loans	3,607	(4,839)	(1,232)
Total interest income	4,233	(5,963)	(1,730)

Money market deposit accounts	117	420	537
NOW deposit accounts	7	(14)	(7)
Savings deposits	14	(59)	(45)
Time deposits	29	292	321
Short-term borrowings	(108)	(67)	(175)
Trust preferred debentures	-	9	9
Long-term debt	(2,260)	(720)	(2,980)
Total interest expense	(2,201)	(139)	(2,340)

Change in FTE net interest income	$6,434	$(5,824)	$610

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands)
Insurance and other financial services revenue	$5,836	$5,594	$12,210	$12,331
Service charges on deposit accounts	4,285	4,397	8,357	8,766
ATM and debit card fees	4,679	4,357	8,927	8,429
Retirement plan administration fees	3,566	2,977	6,762	5,895
Trust	5,196	4,953	9,646	9,399
Bank owned life insurance	928	978	2,487	2,360
Net securities gains	26	14	40	21
Gain on sale of equity investment	-	19,401	-	19,401
Other	3,699	3,356	6,320	5,702
Total noninterest income	$28,215	$46,027	$54,749	$72,304

Noninterest income for the three months ended June 30, 2015 was $28.2 million, up $1.6 million, or 6.0%, from the second quarter of 2014 when adjusted for the sale of Springstone.  The increase from the prior year was driven primarily by increases in ATM and debit card fees, retirement plan administration fees, and other noninterest income.  ATM and debit card fees were up $0.3 million, or 7.4%, for the second quarter of 2015 as compared to the same period of 2014 due primarily to increases in debit card transactions and number of accounts.  Retirement plan administration fees were up $0.6 million, or 19.8%, for the second quarter of 2015 as compared to the second quarter of 2015 due primarily to new business generation.  Other noninterest income was up $0.3 million, or 10.2%, for the second quarter of 2015 as compared to the second quarter of 2014 due primarily to an acquired loan charge-off recovery during the second quarter of 2015.

Noninterest income for the six months ended June 30, 2015 was $54.7 million, up $1.8 million, or 3.5% from the same period last year when adjusted for the sale of Springstone.  The increase from the prior year was driven primarily by increases in retirement plan administration fees, ATM and debit card fees, and other noninterest income.  Retirement plan administration fees were up $0.9 million, or 14.7%, for the first half of 2015 as compared to the same period in 2014 due primarily to new business generation.  ATM and debit card fees were up $0.5 million, or 5.9%, for the first half of 2015 as compared to the same period last year due primarily to an increase in debit card activity.    Other noninterest income was up $0.6 million, or 10.8%, for the first half of 2015 as compared to the first half of 2014 due primarily to the aforementioned acquired loan charge-off recovery.

Noninterest Expense
Noninterest expenses are also an important factor in the Company's results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands)
Salaries and employee benefits	$30,831	$31,142	$61,013	$60,676
Occupancy	5,412	5,435	11,478	11,661
Data processing and communications	4,288	4,015	8,391	8,016
Professional fees and outside services	3,395	3,752	6,892	7,167
Equipment	3,316	3,132	6,565	6,248
Office supplies and postage	1,627	1,803	3,246	3,488
FDIC expenses	1,280	1,229	2,478	2,507
Advertising	734	726	1,453	1,465
Amortization of intangible assets	1,187	1,236	2,471	2,546
Loan collection and other real estate owned	22	801	894	1,841
Prepayment penalties on long term debt	-	4,554	-	4,554
Other	5,872	4,911	10,785	10,084
Total noninterest expense	$57,964	$62,736	$115,666	$120,253

Noninterest expense for the three months ended June 30, 2015 was $58.0 million, down $0.2 million from the second quarter of 2014, after adjusting for the $4.6 million in prepayment penalties incurred as a result of the aforementioned debt restructuring in 2014.  The decrease from 2014 was due primarily to decreases in loan collection and other real estate owned expenses and professional fees and outside services.  Loan collection and other real estate owned expenses decreased $0.8 million from the second quarter of 2014 to the second quarter of 2015 due to gains on sales of real estate recorded in the second quarter of 2015, which offset expenses during the period.  Professional fees and outside service expenses decreased $0.4 million, or 9.5%, from the second quarter of 2014 to the second quarter of 2015 due to a decrease in consulting fees incurred in 2015.  These decreases were offset by a $1.0 million increase in other operating expenses for the second quarter of 2015 as compared to the same period in 2014, driven by branch reorganization expenses incurred in the second quarter of 2015.

Noninterest expense for the six months ended June 30, 2015 was $115.7 million, down $4.6 million or 3.8% from the same period in 2014, due primarily to the $4.6 million in prepayment penalties incurred in the second quarter of 2014.  Excluding this non-core prepayment penalty, noninterest expense was flat for the first six months of 2015 as compared to the same period last year.  Loan collection and other real estate owned expenses decreased $0.9 million in the first six months of 2015 as compared to the same period in 2014 due to gains on sales of real estate recorded in the second quarter of 2015, which offset expenses during the period.  This decrease was offset by a $0.7 million increase in other operating expenses for the first six months of 2015 as compared to the same period in 2014, driven by the aforementioned branch reorganization expenses incurred in the second quarter of 2015.

Income Taxes
Income tax expense for the three month period ended June 30, 2015 was $9.8 million, down $4.3 million from the second quarter of 2014, which included the impact of the aforementioned non-core items.  The decrease from the second quarter of 2014 was due primarily to a lower level of taxable income for the second quarter of 2015.  The effective tax rate was 33.6% for the second quarter of 2015 and 33.7% for the second quarter of 2014.

Income tax expense for the six month period ended June 30, 2015 was $18.9 million, down $3.8 million from the six month period ended June 30, 2014.  The decrease from 2014 was due to a lower level of taxable income in 2015 primarily due to the non-core items recorded in 2014.  The effective tax rate was 33.6% for the first six months of 2015 as compared to 33.2% for the first six months of 2014.

ANALYSIS OF FINANCIAL CONDITION

Securities
Total securities increased $116.7 million, or 7.9%, from December 31, 2014 to June 30, 2015 due to reinvestment of cash flows during the first half of 2015.  The securities portfolio represents 19.7% of total assets as of June 30, 2015 as compared to 18.9% as of December 31, 2014.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	June 30, 2015	December 31, 2014
Mortgage-backed securities:
With maturities 15 years or less	22%	24%
With maturities greater than 15 years	1%	1%
Collateral mortgage obligations	39%	38%
Municipal securities	11%	12%
US agency notes	26%	24%
Other	1%	1%
Total	100%	100%

The Company's mortgage backed securities, U.S. agency notes, and collateralized mortgage obligations are all "prime/conforming" and are guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks, or Ginnie Mae ("GNMA").  GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government.  Currently, there are no subprime mortgages in our investment portfolio.  Refer to Note 3. Securities of the Notes to Unaudited Interim Consolidated Financial Statements for information related to other than temporary impairment considerations.

Loans
A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

	June 30, 2015	December 31, 2014
Residential real estate mortgages	$1,154,416	$1,115,715
Commercial	1,147,586	1,144,761
Commercial real estate mortgages	1,423,489	1,334,984
Consumer	1,495,160	1,430,216
Home equity	550,237	569,595
Total loans and leases	$5,770,888	$5,595,271

Total loans increased by $175.6 million, or 3.1%, at June 30, 2015 from December 31, 2014, or 6.3% annualized during the six months ended June 30, 2015.  Loan growth was attributable to growth in most loan portfolios.  Loans represent approximately 71.5% of assets as of June 30, 2015, as compared to 71.8% as of December 31, 2014.

Allowance for Loan Losses, Provision for Loan Losses, and Nonperforming Assets

The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable incurred losses inherent in the current loan portfolio.  The adequacy of the allowance for loan losses is continuously monitored using a methodology designed to ensure that the level of the allowance reasonably reflects the loan portfolio's risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable incurred credit losses inherent in the current loan portfolio.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the degree of judgment exercised in evaluating the level of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated results of operations.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectability of the portfolio.  For individually analyzed loans, these factors include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date.  For loans evaluated on a portfolio basis, estimates of the Company's exposure to credit loss reflect a thorough current assessment of a number of factors, which affect collectability. These factors include: past loss experience; the size, trend, composition, and nature of the loans; changes in lending policies and procedures, including underwriting  standards and collection, charge-off and recovery practices;  trends experienced in nonperforming and delinquent loans; current economic conditions in the Company's market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff.  In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company's allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination, which may not be currently available to management.

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

Allowance For Loan Losses
	Three months ended
	June 30, 2015		June 30, 2014
Balance, beginning of period	$65,359		$69,434
Recoveries	1,070		1,174
Chargeoffs	(5,368)		(5,240)
Net chargeoffs	(4,298)		(4,066)
Provision for loan losses	3,898		4,166
Balance, end of period	$64,959		$69,534
Composition of Net Chargeoffs
Commercial and agricultural	$(304)	7%	$(1,113)	27%
Real estate mortgage	(416)	10%	(19)	0%
Consumer	(3,578)	83%	(2,934)	73%
Net chargeoffs	$(4,298)	100%	$(4,066)	100%
Annualized net chargeoffs to average loans	0.30%		0.30%

Allowance For Loan and Lease Losses
	Six months ended
	June 30, 2015		June 30, 2014
Balance, beginning of period	$66,359		$69,434
Recoveries	2,108		2,408
Chargeoffs	(11,048)		(10,070)
Net chargeoffs	(8,940)		(7,662)
Provision for loan losses	7,540		7,762
Balance, end of period	$64,959		$69,534
Composition of Net Chargeoffs
Commercial and agricultural	$(868)	10%	$(1,193)	16%
Real estate mortgage	(864)	10%	(244)	3%
Consumer	(7,208)	80%	(6,225)	81%
Net chargeoffs	$(8,940)	100%	$(7,662)	100%
Annualized net chargeoffs to average loans	0.32%		0.28%

Net charge-offs were $4.3 million for the three months ended June 30, 2015, up slightly from $4.1 million for the second quarter of 2014.  Provision expense was $3.9 million for the three months ended June 30, 2015, as compared with $4.2 million for the second quarter of 2014.  Provision expense for the second quarter of 2015 was less than charge-offs due to the continued improvement in asset quality metrics.  Annualized net charge-offs to average loans for the second quarter of 2015 was 0.30%, compared with 0.30% for the second quarter of 2014.

Nonperforming loans to total loans was 0.77% at June 30, 2015, down 5 bps from December 31, 2014.  Past due loans as a percentage of total loans were 0.61% at June 30, 2015 as compared to 0.69% at December 31, 2014.

The allowance for loan losses totaled $65.0 million at June 30, 2015, compared to $66.4 million at December 31, 2014.  The allowance for loan losses as a percentage of loans was 1.13% (1.24% excluding acquired loans with no related allowance recorded) at June 30, 2015, compared to 1.19% (1.36% excluding acquired loans with no related allowance recorded) at December 31, 2014.  The decrease in the allowance for loan losses as a percentage of loans from the prior year was due primarily to continued positive trends in asset quality metrics of the originated loan portfolio.

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

(Dollars in thousands)	June 30, 2015		December 31, 2014
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$22,368	53%	$18,226	45%
Real estate mortgages	8,285	20%	10,867	26%
Consumer	6,545	15%	8,086	20%
Troubled debt restructured loans	5,088	12%	3,895	9%
Total nonaccrual loans	42,286	100%	41,074	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	0%	84	2%
Real estate mortgages	235	12%	1,927	39%
Consumer	1,759	88%	2,930	59%
Total loans 90 days or more past due and still accruing	1,994	100%	4,941	100%

Total nonperforming loans	44,280		46,015
Other real estate owned (OREO)	4,649		3,964
Total nonperforming assets	$48,929		$49,979
Total nonperforming loans to total loans and leases	0.77%		0.82%
Total nonperforming assets to total assets	0.61%		0.64%
Allowance for loan losses to total nonperforming loans	146.70%		144.21%

Past due loans as a percentage of total loans was 0.61% at June 30, 2015, down from 0.69% at December 31, 2014.  For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios  may not necessarily be directly comparable with periods prior to the acquisition, or comparable with other institutions. The credit metrics most impacted by our acquisition of loans related to the Alliance Financial Corporation ("Alliance") merger were the allowance for loans losses to total loans,  and total allowance for loan losses to nonperforming loans.  As of June 30, 2015, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.24% and 208.99%, respectively. As of December 31, 2014, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.36% and 187.88%, respectively.

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

In addition to nonperforming loans, the Company has also identified approximately $85.6 million in potential problem loans at June 30, 2015 as compared to $93.6 million at December 31, 2014.  At June 30, 2015, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company's loan rating system as "substandard."  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Deposits

Total deposits were $6.4 billion at June 30, 2015, up $71.9 million, or 1.1%, from December 31, 2014.  This increase was driven primarily by increases in savings accounts, money market accounts, and interest bearing checking accounts.  Total average deposits for the six months ended June 30, 2015 increased $406.5 million, or 6.8%, from the same period in 2014, due primarily to organic deposit growth in 2015.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $512.0 million at June 30, 2015 compared to $316.8 million at December 31, 2014.  Long-term debt was $130.7 million at June 30, 2015, as compared to $130.9 million at December 31, 2014.

For more information about the Company's borrowing capacity and liquidity position, see "Liquidity Risk" below.

Capital Resources

Stockholders' equity of $876.0 million represented 10.85% of total assets at June 30, 2015, compared with $864.2 million, or 11.08% as of December 31, 2014.  The increase in stockholders' equity resulted primarily from net income of $37.4 million for the first six months of 2015, partially offset by dividends paid of $19.0 million and treasury share purchases totaling $10.7 million during the period.

The Company purchased 433,351 shares of its common stock during the six months ended June 30, 2015 at an average price of $24.63 per share under a previously announced plan.  As of June 30, 2015, there were 566,649 shares available for repurchase under this plan, which expires on December 31, 2016.  On July 27, 2015, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock.  This plan expires on December 31, 2016.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The NBT Board of Directors approved a 2015 third-quarter cash dividend of $0.22 per share at a meeting held on July 27, 2015. The dividend will be paid on September 15, 2015 to shareholders of record as of September 1, 2015.  The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained "well capitalized" at June 30, 2015 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, Tier 1 leverage, Common equity tier 1 capital, Tier 1 capital and Total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	June 30, 2015	December 31, 2014
Tier 1 leverage ratio	9.57%	9.39%
Common equity tier 1 capital ratio	10.22%	NA
Tier 1 capital ratio	11.78%	12.32%
Total risk-based capital ratio	12.84%	13.50%
Cash dividends as a percentage of net income	50.62%	49.16%
Per common share:
Book value	$20.05	$19.69
Tangible book value (1)	$13.61	$13.22

(1)	Stockholders' equity less goodwill and intangible assets divided by common shares outstanding

In July 2013, the Federal Reserve and OCC published final rules establishing a new comprehensive framework for U.S. banking organizations (the "New Capital Rules"). Effective January 1, 2015, we became subject to the Standardized approach under the New Capital Rules which implemented the Basel Committee's December 2010 capital framework known as "Basel III" for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Prior to January 1, 2015, the Company and the Bank were subject to the capital requirements of Basel I. Compared to Basel I, Basel III narrows the definition of regulatory capital and increases the capital requirements and revisions to Tier 1 common (referred to as Common Equity Tier 1 under Basel III), Tier 1 capital and Tier 2 capital are subject to phase-in from 2015 to 2019 and during that period, such capital amounts represent Basel III Transitional capital. In addition, Basel III establishes the Standardized approach for calculating risk weighted assets, replacing the risk weighting asset calculation framework under Basel I.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2015 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(3.71%)
-100	(1.58%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At June 30, 2015, the Company's Basic Surplus measurement was 16.1% of total assets or approximately $1.3 billion as compared to the December 31, 2014 Basic Surplus of 15.4% or $1.2 billion, and was above the Company's minimum of 5% or $404 million set forth in its liquidity policies.

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

The Company's primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2015, approximately $88.4 million of the total stockholders' equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank's ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At June 30, 2015 and December 31, 2014, FHLB advances outstanding totaled approximately $473 million and $352 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.0 billion at June 30, 2015 and December 31, 2014.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $588 million at June 30, 2015, or used to collateralize other borrowings, such as repurchase agreements.  At June 30, 2015 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $797 million.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30).  The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The guidance becomes effective for us on January 1, 2016 and is not expected to have a material impact on our financial statements.

In February 2015, the FASB issued ASU No. 2015-02 —Consolidation (Topic 810), Amendments to the Consolidation Analysis.  The update amends existing standards regarding the evaluation of certain legal entities and their consolidation in the financial statements. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendments also affect the consolidation analysis of reporting entities that are involved with variable interest entities and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance becomes effective for us on January 1, 2016 and we are evaluating the impact of this guidance on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB approved deferral of the effective date of this guidance, which is now effective prospectively for the Company for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Company's consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were effective.

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

(c)
The table below sets forth the information with respect to purchases made by the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
4/1/15 - 4/30/15	17,642	$24.38	17,642	982,358
5/1/15 - 5/31/15	337,167	24.55	337,167	645,191
6/1/15 - 6/30/15	78,542	25.03	78,542	566,649
Total	433,351	$24.63	433,351	566,649

(1)  The Company purchased 433,351 shares of its common stock during the six months ended June 30, 2015 at an average price of $24.63 per share under a previously announced plan.  As of June 30, 2015, there were 566,649 shares available for repurchase under this plan, which expires on December 31, 2016.  On July 27, 2015, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock.  This plan expires on December 31, 2016.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

None

Item 5 – OTHER INFORMATION

None

Item 6 – EXHIBITS

3.1	Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015.

3.2	Amended and Restated By-laws of NBT Bancorp Inc., effective July 1, 2015 (filed as Exhibit 3.2 to the Registrant's Form 8-K, filed on July 1, 2015 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of August 2015.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015.

3.2	Amended and Restated By-laws of NBT Bancorp Inc., effective July 1, 2015 (filed as Exhibit 3.2 to the Registrant's Form 8-K, filed on July 1, 2015 and incorporated herein by reference).

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