Form 10-Q
period 2015-09-30
NBT BANCORP INC
filed 2015-11-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.
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
Yes ☐  No ☒

As of October 30, 2015, there were 43,290,202 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended September 30, 2015

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	September 30	December 31
	2015	2014
(In thousands, except share and per share data)
Assets
Cash and due from banks	$175,036	$139,635
Short-term interest bearing accounts	9,964	7,001
Securities available for sale, at fair value	1,058,397	1,013,171
Securities held to maturity (fair value $475,436 and $454,994, respectively)	470,758	454,361
Trading securities	7,900	7,793
Federal Reserve and Federal Home Loan Bank stock	34,001	32,626
Loans	5,870,988	5,595,271
Less allowance for loan losses	64,859	66,359
Net loans	5,806,129	5,528,912
Premises and equipment, net	87,763	89,258
Goodwill	263,634	263,634
Intangible assets, net	16,729	20,317
Bank owned life insurance	116,128	114,251
Other assets	115,123	126,967
Total assets	$8,161,562	$7,797,926

Liabilities
Demand (noninterest bearing)	$1,915,482	$1,838,622
Savings, NOW, and money market	3,753,179	3,417,160
Time	931,966	1,043,823
Total deposits	6,600,627	6,299,605
Short-term borrowings	362,332	316,802
Long-term debt	130,635	130,945
Junior subordinated debt	101,196	101,196
Other liabilities	90,556	85,197
Total liabilities	7,285,346	6,933,745

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at September 30, 2015 and December 31, 2014; issued 49,651,494 at September 30, 2015 and December 31, 2014	497	497
Additional paid-in-capital	576,478	576,504
Retained earnings	452,701	423,956
Accumulated other comprehensive loss	(13,365)	(17,027)
Common stock in treasury, at cost, 6,465,233 and 5,755,040 shares at September 30, 2015 and December 31, 2014, respectively	(140,095)	(119,749)
Total stockholders’ equity	876,216	864,181
Total liabilities and stockholders’ equity	$8,161,562	$7,797,926

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Income (unaudited)	2015	2014	2015	2014
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$61,656	$61,173	$181,047	$181,747
Securities available for sale	5,125	6,095	15,214	19,464
Securities held to maturity	2,318	1,353	6,916	2,904
Other	401	513	1,276	1,552
Total interest, fee, and dividend income	69,500	69,134	204,453	205,667
Interest expense
Deposits	3,554	3,498	10,644	9,782
Short-term borrowings	296	262	561	702
Long-term debt	845	1,067	2,507	5,709
Junior subordinated debt	560	544	1,645	1,620
Total interest expense	5,255	5,371	15,357	17,813
Net interest income	64,245	63,763	189,096	187,854
Provision for loan losses	4,966	4,885	12,506	12,647
Net interest income after provision for loan losses	59,279	58,878	176,590	175,207
Noninterest income
Insurance and other financial services revenue	5,862	6,179	18,072	18,510
Service charges on deposit accounts	4,349	4,519	12,706	13,285
ATM and debit card fees	4,780	4,440	13,707	12,869
Retirement plan administration fees	3,249	3,272	10,011	9,167
Trust	4,611	4,758	14,257	14,157
Bank owned life insurance	931	1,095	3,418	3,455
Net securities gains	3	38	43	59
Gain on the sale of equity investment	4,179	-	4,179	19,401
Other	3,297	2,376	9,617	8,078
Total noninterest income	31,261	26,677	86,010	98,981
Noninterest expense
Salaries and employee benefits	30,227	28,933	91,240	89,609
Occupancy	5,326	5,211	16,804	16,872
Data processing and communications	4,207	4,029	12,598	12,045
Professional fees and outside services	3,137	3,695	10,029	10,862
Equipment	3,352	3,199	9,917	9,447
Office supplies and postage	1,576	1,733	4,822	5,221
FDIC expenses	1,355	1,134	3,833	3,641
Advertising	421	403	1,874	1,868
Amortization of intangible assets	1,165	1,275	3,636	3,821
Loan collection and other real estate owned, net	699	705	1,593	2,546
Prepayment penalties on long-term debt	-	13,349	-	17,903
Other	8,426	5,401	19,211	15,485
Total noninterest expense	59,891	69,067	175,557	189,320
Income before income tax expense	30,649	16,488	87,043	84,868
Income tax expense	10,798	5,576	29,745	28,307
Net income	$19,851	$10,912	$57,298	$56,561
Earnings per share
Basic	$0.45	$0.25	$1.30	$1.29
Diluted	$0.45	$0.25	$1.29	$1.28

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Comprehensive Income (unaudited)	2015	2014	2015	2014
(In thousands)
Net income	$19,851	$10,912	$57,298	$56,561
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) arising during the period (pre-tax amounts of $3,801, ($3,693), $3,367 and $13,199)	2,323	(2,124)	2,057	8,075
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $3, $38, $43 and $59)	(2)	(23)	(26)	(35)
Amortization of unrealized net gains and losses related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $328, $(99), $999 and $(99))	200	(59)	610	(59)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $551, $19, $1,673 and $57)	337	11	1,021	34
Total other comprehensive income(loss)	2,858	(2,195)	3,662	8,015
Comprehensive income	$22,709	$8,717	$60,960	$64,576

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(in thousands, except share and per share data)
Balance at December 31, 2013	$497	$574,152	$385,787	$(16,765)	$(127,102)	$816,569
Net income	-	-	56,561	-	-	56,561
Cash dividends - $0.63 per share	-	-	(27,653)	-	-	(27,653)
Purchase of 3,288 treasury shares	-	-	-	-	(72)	(72)
Net issuance of 197,036 shares to employee benefit plans and other stock plans, including tax benefit	-	(2,312)	-	-	3,515	1,203
Stock-based compensation	-	2,817	-	-	-	2,817
Other comprehensive income	-	-	-	8,015	-	8,015
Balance at September 30, 2014	$497	$574,657	$414,695	$(8,750)	$(123,659)	$857,440

Balance at December 31, 2014	$497	$576,504	$423,956	$(17,027)	$(119,749)	$864,181
Net income	-	-	57,298	-	-	57,298
Cash dividends - $0.65 per share	-	-	(28,553)	-	-	(28,553)
Purchase of 1,047,152 treasury shares	-	-	-	-	(26,797)	(26,797)
Net issuance of 336,959 shares to employee benefit plans and other stock plans, including tax benefit	-	(3,423)	-	-	6,451	3,028
Stock-based compensation	-	3,397	-	-	-	3,397
Other comprehensive income	-	-	-	3,662	-	3,662
Balance at September 30, 2015	$497	$576,478	$452,701	$(13,365)	$(140,095)	$876,216

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Nine months ended September 30,
Consolidated Statements of Cash Flows (unaudited)	2015	2014
(In thousands, except per share data)
Operating activities

Net income	$57,298	$56,561
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	12,506	12,647
Depreciation and amortization of premises and equipment	6,494	6,172
Net accretion on securities	1,851	2,692
Amortization of intangible assets	3,636	3,821
Stock based compensation	3,397	2,817
Bank owned life insurance income	(3,418)	(3,455)
Purchases of trading securities	(767)	(1,618)
Losses (gains) on trading securities	660	(225)
Proceeds from sales of loans held for sale	50,998	4,024
Originations and purchases of loans held for sale	(49,125)	(6,872)
Net gains on sales of loans held for sale	(108)	(3)
Net security gains	(43)	(59)
Net gain on sales of other real estate owned	(1,241)	(351)
Gain on sale of equity investment	(4,179)	(19,401)
Prepayment penalties on long-term debt	-	17,903
Net decrease (increase) in other assets	8,846	(19,117)
Net increase in other liabilities	6,252	3,239
Net cash provided by operating activities	93,057	58,775
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	229,347	178,430
Purchases	(272,596)	(175,033)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	61,379	26,830
Purchases	(74,951)	(33,601)
Other:
Net increase in loans	(294,187)	(191,327)
Proceeds from FHLB stock redemption	39,740	63,186
Purchases of Federal Reserve and FHLB stock	(41,115)	(50,974)
Proceeds from settlement of bank owned life insurance	1,541	1,319
Purchases of premises and equipment	(4,999)	(6,616)
Proceeds from sale of equity investment	4,179	19,639
Proceeds from the sales of other real estate owned	3,049	2,863
Net cash used in investing activities	(348,613)	(165,284)
Financing activities
Net increase in deposits	301,022	424,715
Net increase (decrease) in short-term borrowings	45,530	(80,405)
Proceeds from issuance of long-term debt	-	120,051
Repayments of long-term debt	(310)	(315,721)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	3,028	1,203
Purchase of treasury stock	(26,797)	(72)
Cash dividends	(28,553)	(27,653)
Net cash provided by financing activities	293,920	122,118
Net increase in cash and cash equivalents	38,364	15,609
Cash and cash equivalents at beginning of period	146,636	158,926
Cash and cash equivalents at end of period	$185,000	$174,535

Supplemental disclosure of cash flow information	Nine months ended September 30,
Cash paid during the period for:	2015	2014
Interest	$16,252	$18,714
Income taxes paid	19,027	36,978
Noncash investing activities:
Loans transferred to other real estate owned	$2,699	$1,135
Preferred stock acquired from sale of equity investment	-	2,762
Transfer of available for sale securities to held to maturity portfolio	-	332,115

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

Note 1.	Description of Business

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York.  The principal assets of the Registrant consist of all of the outstanding shares of common stock of its subsidiaries, including:  NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), Hathaway Agency, Inc., and CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I, and Alliance Financial Capital Trust II (collectively, the “Trusts”).  The Company’s principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings.

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

Note 3.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2015
Federal Agency	$342,140	$1,245	$(122)	$343,263
State & municipal	33,140	510	(3)	33,647
Mortgage-backed:
Government-sponsored enterprises	313,840	7,118	(105)	320,853
U.S. government agency securities	14,293	728	(64)	14,957
Collateralized mortgage obligations:
Government-sponsored enterprises	296,005	2,638	(63)	298,580
U.S. government agency securities	31,302	485	(21)	31,766
Other securities	12,900	2,531	(100)	15,331
Total securities available for sale	$1,043,620	$15,255	$(478)	$1,058,397
December 31, 2014
U.S. Treasury	$23,041	$70	$-	$23,111
Federal Agency	332,193	327	(2,606)	329,914
State & municipal	37,035	587	(52)	37,570
Mortgage-backed:
Government-sponsored enterprises	339,190	7,597	(224)	346,563
U.S. government agency securities	17,367	863	(66)	18,164
Collateralized mortgage obligations:
Government-sponsored enterprises	199,837	1,828	(234)	201,431
U.S. government agency securities	40,237	497	(36)	40,698
Other securities	12,818	3,054	(152)	15,720
Total securities available for sale	$1,001,718	$14,823	$(3,370)	$1,013,171

Other securities primarily represent marketable equity securities.

Securities with amortized costs totaling $1.1 billion at September 30, 2015 and $1.0 billion at December 31, 2014 were pledged to secure public deposits and for other purposes required or permitted by law.  At September 30, 2015 and December 31, 2014, securities with an amortized cost of $174.8 million and $208.8 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2015
Mortgage-backed:
Government-sponsored enterprises	$9,782	$-	$(25)	$9,757
U.S. government agency securities	665	107	-	772
Collateralized mortgage obligations:
Government-sponsored enterprises	282,966	4,081	(951)	286,096
State & municipal	177,345	1,509	(43)	178,811
Total securities held to maturity	$470,758	$5,697	$(1,019)	$475,436
December 31, 2014
Mortgage-backed:
Government-sponsored enterprises	$755	$113	$-	$868
Collateralized mortgage obligations:
Government-sponsored enterprises	317,628	1,934	(1,965)	317,597
State & municipal	135,978	674	(123)	136,529
Total securities held to maturity	$454,361	$2,721	$(2,088)	$454,994

The following table sets forth information with regard to investment securities with unrealized losses for the periods presented:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

September 30, 2015
Investment securities available for sale:
Federal agency	$19,962	$(30)	2	$29,908	$(92)	3	$49,870	$(122)	5
State & municipal	2,957	(3)	4	-	-	-	2,957	(3)	4
Mortgage-backed	11,656	(109)	14	4,319	(60)	16	15,975	(169)	30
Collateralized mortgage obligations	29,608	(62)	5	4,340	(22)	3	33,948	(84)	8
Other securities	-	-	-	3,931	(100)	3	3,931	(100)	3
Total securities with unrealized losses	$64,183	$(204)	25	$42,498	$(274)	25	$106,681	$(478)	50

September 30, 2015
Investment securities held to maturity:
Mortgage-backed	$9,757	$(25)	1	$-	$-	-	$9,757	$(25)	1
Collateralized mortgage obligations	-	-	-	43,127	(951)	4	43,127	(951)	4
State & municipal	6,313	(43)	11	-	-	-	6,313	(43)	11
Total securities with unrealized losses	$16,070	$(68)	12	$43,127	$(951)	4	$59,197	$(1,019)	16

December 31, 2014
Investment securities available for sale:
Federal agency	$66,528	$(226)	8	$198,151	$(2,380)	16	$264,679	$(2,606)	24
State & municipal	8,818	(42)	33	1,321	(10)	5	10,139	(52)	38
Mortgage-backed	10,400	(36)	10	35,565	(254)	31	45,965	(290)	41
Collateralized mortgage obligations	57,682	(196)	8	6,598	(74)	4	64,280	(270)	12
Other securities	-	-	-	3,201	(152)	2	3,201	(152)	2
Total securities with unrealized losses	$143,428	$(500)	59	$244,836	$(2,870)	58	$388,264	$(3,370)	117

December 31, 2014
Investment securities held to maturity:
Collateralized mortgage obligations	$26,052	$(49)	2	$46,415	$(1,916)	4	$72,467	$(1,965)	6
State & municipal	43,514	(116)	110	1,619	(7)	6	45,133	(123)	116
Total securities with unrealized losses	$69,566	$(165)	112	$48,034	$(1,923)	10	$117,600	$(2,088)	122

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of September 30, 2015, management also has the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of September 30, 2015, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at September 30, 2015:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$4,031	$4,058
From one to five years	369,188	371,294
From five to ten years	137,908	140,701
After ten years	519,593	527,013
	$1,030,720	$1,043,066
Debt securities classified as held to maturity
Within one year	$42,420	$42,427
From one to five years	15,186	15,260
From five to ten years	107,816	109,043
After ten years	305,336	308,706
	$470,758	$475,436

Maturities of mortgage-backed and collateralized mortgage obligations are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2015.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments for the three and nine months ended September 30, 2015 and 2014:

Three months ended September 30,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of June 30, 2015	$28,326	$28,314	$8,281	$38	$64,959
Charge-offs	(1,333)	(4,530)	(511)	-	(6,374)
Recoveries	258	889	161	-	1,308
Provision	(2,800)	7,333	51	382	4,966
Ending Balance as of September 30, 2015	$24,451	$32,006	$7,982	$420	$64,859

Balance as of June 30, 2014	$35,123	$27,973	$6,205	$233	$69,534
Charge-offs	(1,517)	(3,979)	(481)	-	(5,977)
Recoveries	253	632	7	-	892
Provision	1,779	2,826	212	68	4,885
Ending Balance as of September 30, 2014	$35,638	$27,452	$5,943	$301	$69,334

Nine months ended September 30,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2014	$32,433	$26,720	$7,130	$76	$66,359
Charge-offs	(2,715)	(13,183)	(1,524)	-	(17,422)
Recoveries	772	2,334	310	-	3,416
Provision	(6,039)	16,135	2,066	344	12,506
Ending Balance as of September 30, 2015	$24,451	$32,006	$7,982	$420	$64,859

Balance as of December 31, 2013	$35,090	$27,694	$6,520	$130	$69,434
Charge-offs	(3,423)	(11,659)	(965)	-	(16,047)
Recoveries	966	2,087	247	-	3,300
Provision	3,005	9,330	141	171	12,647
Ending Balance as of September 30, 2014	$35,638	$27,452	$5,943	$301	$69,334

As of September 30, 2015, included in the above tables, there was $1.9 million in the allowance for loan losses related to acquired commercial loans.  There was $3.0 in the allowance for loan losses as of September 30, 2014 related to acquired loans.  Net charge-offs related to acquired loans totaled approximately $0.5 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively, and approximately $1.2 million and $0.5 million during the nine months ended September 30, 2015 and 2014, respectively, and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of September 30, 2015 and December 31, 2014:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
As of September 30, 2015
Allowance for loan losses	$24,451	$32,006	$7,982	$420	$64,859

Allowance for loans individually evaluated for impairment	3,545	-	-		3,545

Allowance for loans collectively evaluated for impairment	$20,906	$32,006	$7,982	$420	$61,314

Ending balance of loans	$2,602,385	$2,091,408	$1,177,195		$5,870,988

Ending balance of originated loans individually evaluated for impairment	12,559	7,590	5,867		26,016
Ending balance of acquired loans individually evaluated for impairment	9,317	-	-		9,317
Ending balance of acquired loans collectively evaluated for impairment	295,890	106,968	241,646		644,504
Ending balance of originated loans collectively evaluated for impairment	$2,284,619	$1,976,850	$929,682		$5,191,151

As of December 31, 2014
Allowance for loan losses	$32,433	$26,720	$7,130	$76	$66,359

Allowance for loans individually evaluated for impairment	1,100	-	-		1,100

Allowance for loans collectively evaluated for impairment	$31,333	$26,720	$7,130	$76	$65,259

Ending balance of loans	$2,473,702	$2,005,980	$1,115,589		$5,595,271

Ending balance of originated loans individually evaluated for impairment	11,079	5,498	3,544		20,121
Ending balance of acquired loans individually evaluated for impairment	5,675	-	-		5,675
Ending balance of acquired loans collectively evaluated for impairment	327,656	147,256	266,747		741,659
Ending balance of originated loans collectively evaluated for impairment	$2,129,292	$1,853,226	$845,298		$4,827,816

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

The following tables set forth information with regard to past due and nonperforming loans by loan class as of September 30, 2015 and December 31, 2014:

Age Analysis of Past Due Financing Receivables
As of September 30, 2015
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$2,050	$100	$-	$2,150	$1,264	$647,577	$650,991
Commercial Real Estate	537	-	-	537	6,236	1,176,523	1,183,296
Agricultural	-	-	-	-	900	32,486	33,386
Agricultural Real Estate	557	-	-	557	500	25,758	26,815
Business Banking	1,930	145	-	2,075	4,947	395,668	402,690
	5,074	245	-	5,319	13,847	2,278,012	2,297,178

Consumer Loans
Indirect	15,041	3,159	1,488	19,688	1,718	1,431,946	1,453,352
Home Equity	4,091	1,205	384	5,680	5,436	462,546	473,662
Direct	526	99	59	684	86	56,656	57,426
	19,658	4,463	1,931	26,052	7,240	1,951,148	1,984,440
Residential Real Estate Mortgages	2,312	80	1,253	3,645	8,462	923,442	935,549
	$27,044	$4,788	$3,184	$35,016	$29,549	$5,152,602	$5,217,167

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$2,509	$69,553	$72,062
Commercial Real Estate	-	-	-	-	6,804	175,026	181,830
Business Banking	63	19	12	94	144	51,077	51,315
	63	19	12	94	9,457	295,656	305,207

Consumer Loans
Indirect	219	70	14	303	96	34,623	35,022
Home Equity	177	70	-	247	591	67,064	67,902
Direct	24	23	1	48	34	3,962	4,044
	420	163	15	598	721	105,649	106,968
Residential Real Estate Mortgages	863	41	579	1,483	2,797	237,366	241,646
	$1,346	$223	$606	$2,175	$12,975	$638,671	$653,821
Total Loans	$28,390	$5,011	$3,790	$37,191	$42,524	$5,791,273	$5,870,988

Age Analysis of Past Due Financing Receivables
As of December 31, 2014
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$-	$735	$-	$735	$1,012	$613,400	$615,147
Commercial Real Estate	192	-	-	192	4,127	1,064,549	1,068,868
Agricultural	-	-	-	-	817	32,130	32,947
Agricultural Real Estate	19	-	-	19	565	24,390	24,974
Business Banking	799	235	84	1,118	6,910	390,407	398,435
	1,010	970	84	2,064	13,431	2,124,876	2,140,371

Consumer Loans
Indirect	16,434	3,154	1,991	21,579	1,964	1,286,507	1,310,050
Home Equity	4,591	1,428	821	6,840	6,596	479,444	492,880
Direct	560	157	52	769	84	54,941	55,794
	21,585	4,739	2,864	29,188	8,644	1,820,892	1,858,724
Residential Real Estate Mortgages	2,901	96	1,256	4,253	8,770	835,819	848,842
	$25,496	$5,805	$4,204	$35,505	$30,845	$4,781,587	$4,847,937

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$3,009	$72,255	$75,264
Commercial Real Estate	-	-	-	-	2,666	197,222	199,888
Business Banking	5	15	-	20	665	57,494	58,179
	5	15	-	20	6,340	326,971	333,331

Consumer Loans
Indirect	518	5	54	577	106	64,540	65,223
Home Equity	190	60	5	255	557	75,904	76,716
Direct	31	-	7	38	33	5,246	5,317
	739	65	66	870	696	145,690	147,256
Residential Real Estate Mortgages	1,162	265	671	2,098	3,193	261,456	266,747
	$1,906	$345	$737	$2,988	$10,229	$734,117	$747,334
Total Loans	$27,402	$6,150	$4,941	$38,493	$41,074	$5,515,704	$5,595,271

There were no material commitments to extend further credit to borrowers with nonperforming loans.

Impaired Loans
The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified and nonperforming loans with outstanding balances of $0.5 million or more and all troubled debt restructured loans (“TDRs”) are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows discounted at the loan's original effective interest rate or 3) the loan’s observable market price.  All impaired loans are reviewed on a quarterly basis for changes in the level of impairment.  Any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for loan losses.

The following table provides information on loans specifically evaluated for impairment as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(in thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans
Commercial	$1,694	$1,846		$1,748	$1,901
Commercial Real Estate	3,187	3,198		4,505	4,520
Agricultural	19	25		20	26
Agricultural Real Estate	623	749		1,147	1,441
Business Banking	995	1,037		896	1,301
Total Commercial Loans	6,518	6,855		8,316	9,189

Consumer Loans
Indirect	13	23		-	-
Home Equity	7,577	8,380		5,498	6,033
Direct	-	-		-	-
Total Consumer Loans	7,590	8,403		5,498	6,033

Residential Real Estate Mortgages	5,867	6,386		3,544	3,959
Total	19,975	21,644		17,358	19,181

With an allowance recorded:
Commercial Loans
Commercial	948	953	300	-	-	-
Commercial Real Estate	5,093	6,959	1,395	2,763	4,611	600
Total Commercial Loans	6,041	7,912	1,695	2,763	4,611	600

ACQUIRED
With no related allowance recorded:
Commercial Loans
Commercial Real Estate	5,488	5,789		2,666	3,830

With an allowance recorded:
Commercial Loans
Commercial	2,508	4,668	1,000	3,009	4,668	500
Commercial Real Estate	1,321	1,321	850	-	-	-
Total Commercial Loans	3,829	5,989	1,850	3,009	4,668	500

Total:	$35,333	$41,334	$3,545	$25,796	$32,290	$1,100

The following tables summarize the average recorded investments on impaired loans specifically evaluated for impairment and the interest income recognized for the three months ended September 30, 2015 and 2014:

	For the three months ended
	September 30, 2015		September 30, 2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans
Commercial	$2,469	$42	$1,957	$-
Commercial Real Estate	8,560	42	9,619	43
Agricultural	19	-	102	-
Agricultural Real Estate	626	11	1,395	12
Business Banking	1,003	3	677	10
Consumer Loans
Indirect	20	-	-	-
Home Equity	7,432	134	5,435	85
Direct	-	-	-	-
Residential Real Estate Mortgage	5,564	37	2,961	29
Total Originated	$25,693	$269	$22,146	$179

ACQUIRED
Commercial Loans
Commercial	2,531	-	6,161	-
Commercial Real Estate	6,918	-	3,398	-
Total Acquired	$9,449	$-	$9,559	$-

Total Loans	$35,142	$269	$31,705	$179

	For the nine months ended
	September 30, 2015		September 30, 2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans
Commercial	$2,026	$128	$2,001	$-
Commercial Real Estate	8,884	124	10,400	127
Agricultural	19	1	115	1
Agricultural Real Estate	630	34	1,410	35
Business Banking	952	9	509	33
Consumer Loans
Indirect	14	-	-	-
Home Equity	6,869	298	5,099	188
Direct	1	-	-	-
Residential Real Estate Mortgage	4,857	100	2,864	79

Total Originated	$24,252	$694	$22,398	$463

ACQUIRED
Commercial Loans
Commercial	2,658	-	6,303	-
Commercial Real Estate	7,070	-	3,461	-
Total Acquired	$9,728	$-	$9,764	$-

Total Loans	$33,980	$694	$32,162	$463

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

The following tables illustrate the Company’s credit quality by loan class as of September 30, 2015 and December 31, 2014:

Credit Quality Indicators
As of September 30, 2015

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$600,507	$1,127,116	$32,759	$25,784	$1,786,166
Special Mention	18,395	28,718	1	6	47,120
Substandard	32,089	27,462	618	1,025	61,194
Doubtful	-	-	8	-	8
Total	$650,991	$1,183,296	$33,386	$26,815	$1,894,488

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$387,378				$387,378
Classified	15,312				15,312
Total	$402,690				$402,690

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,450,146	$467,842	$57,281		$1,975,269
Nonperforming	3,206	5,820	145		9,171
Total	$1,453,352	$473,662	$57,426		$1,984,440

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$925,834				$925,834
Nonperforming	9,715				9,715
Total	$935,549				$935,549

Credit Quality Indicators
As of September 30, 2015

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate		Total
Pass	$66,770	$163,948		$230,718
Special Mention	939	5,780		6,719
Substandard	4,353	12,102		16,455
Total	$72,062	$181,830		$253,892

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$47,310			$47,310
Classified	4,005			4,005
Total	$51,315			$51,315

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$34,912	$67,311	$4,009	$106,232
Nonperforming	110	591	35	736
Total	$35,022	$67,902	$4,044	$106,968

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$238,270			$238,270
Nonperforming	3,376			3,376
Total	$241,646			$241,646

Credit Quality Indicators
As of December 31, 2014

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$570,884	$1,023,856	$30,481	$23,443	$1,648,664
Special Mention	6,022	17,341	275	42	23,680
Substandard	38,241	27,671	2,183	1,489	69,584
Doubtful	-	-	8	-	8
Total	$615,147	$1,068,868	$32,947	$24,974	$1,741,936

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$379,445				$379,445
Classified	18,990				18,990
Total	$398,435				$398,435

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,306,095	$485,463	$55,658		$1,847,216
Nonperforming	3,955	7,417	136		11,508
Total	$1,310,050	$492,880	$55,794		$1,858,724

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$838,816				$838,816
Nonperforming	10,026				10,026
Total	$848,842				$848,842

Credit Quality Indicators
As of December 31, 2014

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate		Total
Pass	$63,630	$186,036		$249,666
Special Mention	2,840	2,646		5,486
Substandard	8,794	11,206		20,000
Total	$75,264	$199,888		$275,152

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$53,264			$53,264
Classified	4,915			4,915
Total	$58,179			$58,179

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$65,063	$76,154	$5,277	$146,494
Nonperforming	160	562	40	762
Total	$65,223	$76,716	$5,317	$147,256

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$262,883			$262,883
Nonperforming	3,864			3,864
Total	$266,747			$266,747

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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Consumer
Home Equity	12	$863	$802

Residential Real Estate	16	1,293	1,191

Total Troubled Debt Restructurings	28	$2,156	$1,993

	Three months ended September 30, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	1	$25	$24
Direct	7	225	163
Total Consumer	8	250	187

Residential Real Estate	3	179	161

Total Troubled Debt Restructurings	11	$429	$348

	Nine months ended September 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial	1	$1,250	$186
Small Business	1	220	173
Total Commercial	2	1,470	359

Consumer
Home Equity	39	3,212	2,915
Direct	4	109	102
Total Consumer	43	3,321	3,017

Residential Real Estate	32	3,066	2,854

Total Troubled Debt Restructurings	77	$7,857	$6,230

	Nine months ended September 30, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Small Business	2	$570	$558

Consumer
Indirect	2	69	38
Home Equity	7	286	273
Direct	40	2,701	2,043
Total Consumer	49	3,056	2,354

Residential Real Estate	19	2,157	1,628

Total Troubled Debt Restructurings	70	$5,783	$4,540

The following table illustrates the recorded investment and number of modifications for TDRs within the three and nine months ended September 30, 2015 and 2014 where a concession has been made and subsequently defaulted during the period:

	Three months ended September 30, 2015		Three months ended September 30, 2014
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Consumer
Home Equity	-	$-	1	$25

Residential Real Estate	2	174	1	48

Total Troubled Debt Restructurings	2	$174	2	$73

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Consumer
Home Equity	4	$344	7	$515

Residential Real Estate	2	174	-	-

Total Troubled Debt Restructurings	6	$518	7	$515

Note 5.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at September 30, 2015.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds.  The Company is not required to make contributions to the Plan in 2015 and did not do so during the nine months ended September 30, 2015.

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

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
Components of net periodic (benefit) cost:	2015	2014	2015	2014
Service cost	$669	$587	$4	$4
Interest cost	996	1,040	101	90
Expected return on plan assets	(2,147)	(2,175)	-	-
Net amortization	550	25	1	(6)
Total cost (benefit)	$68	$(523)	$106	$88

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic (benefit) cost:	2015	2014	2015	2014
Service cost	$1,979	$1,761	$12	$12
Interest cost	2,992	3,120	283	270
Expected return on plan assets	(6,447)	(6,525)	-	-
Net amortization	1,642	75	31	(18)
Total cost (benefit)	$166	$(1,569)	$326	$264

Note 6.	Earnings Per Share

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended September 30,	2015	2014
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,692	43,882
Net income	19,851	10,912
Basic EPS	$0.45	$0.25

Diluted EPS:
Weighted average common shares outstanding	43,692	43,882
Dilutive effect of common stock options and restricted stock	570	523
Weighted average common shares and common share equivalents	44,262	44,405
Net income	19,851	10,912
Diluted EPS	$0.45	$0.25

Nine months ended September 30,	2015	2014
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,949	43,847
Net income	57,298	56,561
Basic EPS	$1.30	$1.29

Diluted EPS:
Weighted average common shares outstanding	43,949	43,847
Dilutive effect of common stock options and restricted stock	519	507
Weighted average common shares and common share equivalents	44,468	44,354
Net income	57,298	56,561
Diluted EPS	$1.29	$1.28

There were 36,360 stock options for the quarter ended September 30, 2015 and 501,843 stock options for the quarter ended September 30, 2014 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 334,759 stock options for the nine months ended September 30, 2015 and 502,836 stock options for the nine months ended September 30, 2014 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss) (in thousands):

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income (loss)
	Three months ended
	September 30, 2015	September 30, 2014
Securities:
Gains on available for sale securities	$(3)	$(38)	Net securities (gains) losses
Amortization of unrealized gains and losses related to securities transfer	328	(99)	Interest income
Tax (benefit) expense	(127)	55	Income tax expense
Net of tax	$198	$(82)

Pension and other benefits:
Amortization of net gains	$566	$74	Salaries and employee benefits
Amortization of prior service costs	(15)	(55)	Salaries and employee benefits
Tax benefit	(214)	(8)	Income tax expense
Net of tax	$337	$11

Total reclassifications during the period, net of tax	$535	$(71)

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income (loss)
	Nine months ended
	September 30, 2015	September 30, 2014
Securities:
Gains on available for sale securities	$(43)	$(59)	Net securities gains
Amortization of unrealized gains and losses related to securities transfer	999	(99)	Interest income
Tax (benefit) expense	(372)	64	Income tax expense
Net of tax	$584	$(94)

Pension and other benefits:
Amortization of net gains	$1,697	$222	Salaries and employee benefits
Amortization of prior service costs	(24)	(165)	Salaries and employee benefits
Tax benefit	(652)	(23)	Income tax expense
Net of tax	$1,021	$34

Total reclassifications during the period, net of tax	$1,605	$(60)

Note 8.	Fair Value Measurements and Fair Value of Financial Instruments

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions.  Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate will be used. Management’s best estimate relies on both internal and external support on certain Level 3 investments. Management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

For the nine month period ending September 30, 2015, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2015
Assets:
Securities Available for Sale:
Federal Agency	-	343,263	-	343,263
State & municipal	-	33,647	-	33,647
Mortgage-backed	-	335,810	-	335,810
Collateralized mortgage obligations	-	330,346	-	330,346
Other securities	7,422	7,909	-	15,331
Total Securities Available for Sale	$7,422	$1,050,975	$-	$1,058,397
Trading Securities	7,900	-	-	7,900
Interest Rate Swaps	-	8,707	-	8,707
Total	$15,322	$1,059,682	$-	$1,075,004

Liabilities:
Interest Rate Swaps	$-	$8,707	$-	$8,707
Total	$-	$8,707	$-	$8,707

December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets:
Securities Available for Sale:
U.S. Treasury	$23,111	$-	$-	$23,111
Federal Agency	-	329,914	-	329,914
State & municipal	-	37,570	-	37,570
Mortgage-backed	-	364,727	-	364,727
Collateralized mortgage obligations	-	242,129	-	242,129
Other securities	7,612	8,108	-	15,720
Total Securities Available for Sale	$30,723	$982,448	$-	$1,013,171
Trading Securities	7,793	-	-	7,793
Interest Rate Swaps	-	4,707	-	4,707
Total	$38,516	$987,155	$-	$1,025,671

Liabilities:
Interest Rate Swaps	$-	$4,707	$-	$4,707
Total	$-	$4,707	$-	$4,707

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities. The only nonrecurring fair value measurements recorded during the nine month period ended September 30, 2015 were related to impaired loans and other real estate owned, which were immaterial.  For the nine month periods ending September 30, 2015 and September 30, 2014, the Company had $9.9 million and $8.8 million, respectively, of loans recorded at fair value resulting in specific allowance reserves of $3.5 million and $3.6 million, respectively.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at September 30, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		September 30, 2015		December 31, 2014
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$470,758	$475,436	$454,361	$454,994
Net loans	3	5,806,129	5,957,554	5,528,912	5,584,777
Financial liabilities
Time deposits	2	$931,966	$929,477	$1,043,823	$1,038,877
Long-term debt	2	130,635	132,849	130,945	132,562
Junior subordinated debt	2	101,196	91,396	101,196	103,770

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

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $1.3 billion at September 30, 2015 and $1.2 billion at December 31, 2014.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $32.4 million at September 30, 2015 and $35.2 million at December 31, 2014.  As of September 30, 2015, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $5.3 million at September 30, 2015 and $22.5 million at December 31, 2014.  As of September 30, 2015, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2014 for an understanding of the following discussion and analysis.  Operating results for the nine-month period ending September 30, 2015 are not necessarily indicative of the results of the full year ending December 31, 2015 or any future period.

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

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including those described above and other factors discussed in the Company’s annual and quarterly reports previously filed with the SEC, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.

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

The Company’s policies on the allowance for loan losses, pension accounting, other-than-temporary impairment of investments, acquired loans, provision for income taxes and intangible assets are disclosed in Note 1 to the consolidated financial statements presented in our 2014 Annual Report on Form 10-K.  All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Overview
Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on average assets, equity and tangible common equity, net interest margin, noninterest income, operating expenses, certain core results, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first nine months of 2015:

●
Net income for the third quarter of 2015 was $19.9 million, up from $10.9 million from the third quarter of 2014 due primarily to non-core items recorded in 2014.  Excluding items considered non-core to our operations, core net income for the third quarter of 2015 was $19.8 million, equal to the same period in 2014.

●
Net income for the first nine months of 2015 was $57.3 million, up from $56.6 million from the same period of 2014.  Excluding items considered non-core to our operations, core net income for the first nine months of 2015 was $57.5 million as compared to $57.3 million for the same period in 2014.

●
While net interest income increased modestly from the third quarter of 2014 to the third quarter of 2015, the Company continues to experience net interest margin compression as net interest margin decreased from 3.61% for the third quarter of 2014 to 3.48% for the third quarter of 2015.  Net interest income was also up 0.7% for the first nine months of 2015 as compared to the same period in 2014, while net interest margin decreased from 3.61% to 3.53% for the same periods.

●	Organic loan growth (annualized) for the third quarter of 2015 was 6.9% and 6.6% for the first nine months of 2015.

●	Average demand deposits for the nine months ended September 30, 2015 were up 11.4% from the same period in 2014.

●	Asset quality indicators remained strong:
o	Nonperforming loans to total loans was 0.79% at September 30, 2015, as compared with 0.82% at December 31, 2014.
o	Past due loans to total loans was 0.63% at September 30, 2015, as compared with 0.69% at December 31, 2014.
o	Annualized net charge-offs to average loans was 0.35% for the third quarter of 2015, as compared with 0.36% for the same period last year.

The following table depicts several annualized measurements of performance using core and GAAP net income that management reviews in analyzing the Company’s performance. Returns on average assets and average equity measure how effectively an entity utilizes its total resources and capital, respectively.

(Dollars in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Reconciliation of Non-GAAP Financial Measures:
Reported net income (GAAP)	$19,851	$10,912	$57,298	$56,561
Noninterest income adjustments:
Gain on sale of securities	(3)	(38)	(43)	(59)
Gain on sale of Springstone	(4,179)	-	(4,179)	(19,401)
Other adjustments(1)	-	-	-	(632)
Noninterest expense adjustments:
Prepayment penalties related to debt restructuring	-	13,348	-	17,902
Other adjustments(2)	3,290	126	3,779	3,418
Tax provision adjustment	753	-	753	-
Total adjustments	(139)	13,436	310	1,228
Total adjustments, net of tax	$(92)	$8,891	$206	$749
Core net income	$19,759	$19,803	$57,504	$57,310

Profitability:
Core Diluted Earnings Per Share	$0.45	$0.45	$1.29	$1.29
Diluted Earnings Per Share	$0.45	$0.25	$1.29	$1.28
Core Return on Average Assets (3)	0.97%	1.01%	0.97%	0.99%
Return on Average Assets (3)	0.97%	0.55%	0.96%	0.98%
Core Return on Average Equity (3)	8.93%	9.19%	8.78%	9.09%
Return on Average Equity (3)	8.97%	5.06%	8.75%	8.97%
Core Return on Average Tangible Common Equity (3)(4)	13.60%	14.35%	13.45%	14.36%
Return on Average Tangible Common Equity (3)(4)	13.66%	8.15%	13.41%	14.18%

(1)	Primarily settlement of litigation for the nine months ended September 30, 2014.
(2)
Primarily reorganization expenses for the three months ended September 30, 2014 and 2015. Primarily incentive compensation related to sale of Springstone, settlement of litigation and reorganization expenses for the nine months ended September 30, 2014 and reorganization expenses for the nine months ended September 30, 2015.

(3)	Annualized
(4)	Excludes amortization of intangible assets (net of tax) from net income and average tangible common equity is calculated as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Average stockholders' equity	$878,305	$855,164	$875,874	$843,005
Less: average goodwill and other intangibles	281,048	285,993	282,267	287,778
Average tangible common equity	$597,257	$569,171	$593,607	$555,227

Results of Operations

Net income for the three months ended September 30, 2015 was $19.9 million, up from $10.9 million for the third quarter of 2014.  Reported net income for the three months ended September 30, 2015 included a contingent gain recognized from the 2014 sale of our ownership interest in Springstone LLC (“Springstone”), offset by reorganization expenses incurred during the third quarter of 2015.  Reported net income for the third quarter of 2014 included $8.8 million in prepayment penalties, net of tax, related to our long-term debt restructuring strategy.  Reported diluted earnings per share for the three months ended September 30, 2015 was $0.45, as compared with $0.25 per share for the third quarter of 2014.

Core net income for the three months ended September 30, 2015 was $19.8 million, equal to the same period last year.  Core earnings per diluted share for the three months ended September 30, 2015 was $0.45, equal to the third quarter of 2014.

Reported net income for the nine months ended September 30, 2015 was $57.3 million, up from $56.6 million for the same period last year.  Reported net income for the nine months ended September 30, 2015 included a contingent gain recognized from the 2014 sale of our ownership interest in Springstone, offset by reorganization expenses incurred during the third quarter of 2015.  Reported net income for the nine months ended September 30, 2014 included a gain on the sale of our ownership interest in Springstone, partially offset by prepayment penalties related to our long-term debt restructuring strategy in 2014.  Reported diluted earnings per share for the nine months ended September 30, 2015 was $1.29, as compared with $1.28 for the same period in 2014.

Core net income for the nine months ended September 30, 2015 was $57.5 million, up from $57.3 million for the same period last year.  Core earnings per diluted share for the nine months ended September 30, 2015 was $1.29, equal to the same period last year.

The third quarter and year to date reported results for 2015 and 2014 contained items which the Company considers non-core, such as gains on the sale of an equity investment, long-term debt restructuring prepayment penalties, reorganization expenses, and other items not considered core to our operations.

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

Net interest income was $64.2 million for the third quarter of 2015, up $0.5 million from the third quarter of 2014.  Fully taxable-equivalent ("FTE") net interest margin was 3.48% for the three months ended September 30, 2015, down from 3.61% for the third quarter of 2014.  Average interest earning assets were up $304.0 million, or 4.3%, from the same period in 2014.  This increase was driven primarily by organic loan production.  Annualized organic loan growth of 6.9% during the third quarter of 2015 was driven by growth in most portfolios.  Yields on earning assets decreased by 14 basis points (“bps”) from 3.91% during the third quarter of 2014 to 3.77% for the third quarter of 2015.  This decrease in yield was more than offset by the growth in earning assets, and resulted in a slight increase in interest income for the third quarter of 2015 as compared to the same quarter of 2014.  The yield compression was driven primarily by a 17 bp decrease in loan yields from the third quarter of 2014 to the third quarter of 2015.  Average interest bearing liabilities increased $78.5 million, or 1.5%, from the third quarter of 2014 to the third quarter of 2015, which was driven by an increase in interest-bearing deposits.  The rates paid on interest bearing liabilities decreased 1 bp from the third quarter of 2014 to the third quarter of 2015.

Net interest income was $189.1 million for the nine months ended September 30, 2015, up $1.2 million from the same period in 2014.  FTE net interest margin was 3.53% for the nine months ended September 30, 2015, down from 3.61% for the nine months ended September 30, 2014.  Average interest earning assets were up $208.2 million, or 3.0%, for the nine months ended September 30, 2015 as compared to the same period in 2014.  This increase from last year was driven primarily by 6.6% annualized organic loan growth during the first nine months of 2015.  Yields on earning assets decreased from 3.95% during the first nine months of 2014 to 3.81% for the first nine months of 2015, more than offsetting the growth in earning assets resulting in a 0.6% decrease in interest income for the nine months ended September 30, 2015 as compared to the same period in 2014.  The yield compression was driven by a 17 bp decrease in loan yields from the first nine months of 2014 to the first nine months of 2015.  Average interest bearing liabilities decreased $11.6 million, or 0.2%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015.  Total average deposits increased $369.0 million, or 6.1%, for the nine months ended September 30, 2015 as compared to the same period last year driven primarily by an 11.4% increase in non-interest bearing demand deposits, as well as increases in money market deposit accounts and savings deposits in the first nine months of 2015.  This increase was partially offset by a decrease in average long-term borrowings of $125.3 million for the nine months ended September 30, 2015 as compared to the same period last year due to the debt restructuring strategy completed during the third quarter of 2014.  In addition, average short-term borrowings decreased $67.9 million for the nine months ended September 30, 2015 as compared to the same period last year driven by deposit growth.  The rates paid on interest bearing liabilities decreased by 6 bps for the nine months ended September 30, 2015 as compared to the same period in 2014.  This decrease resulted primarily from a shift in deposits into lower cost core deposits as well as the aforementioned debt restructuring.

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

Three Months ended
	September 30, 2015			September 30, 2014
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$8,100	$6	0.32%	$4,791	$7	0.54%
Securities available for sale (1)	1,079,206	5,230	1.92%	1,263,375	6,403	2.01%
Securities held to maturity (1)	460,252	2,835	2.44%	234,403	1,678	2.84%
Investment in FRB and FHLB Banks	37,358	395	4.19%	39,459	504	5.06%
Loans (2)	5,824,311	61,848	4.21%	5,563,206	61,380	4.38%
Total interest earning assets	7,409,227	$70,314	3.77%	7,105,234	$69,972	3.91%
Other assets	690,768			697,814
Total assets	$8,099,995			$7,803,048

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,557,651	$859	0.22%	$1,452,287	$682	0.19%
NOW deposit accounts	963,744	126	0.05%	927,026	128	0.05%
Savings deposits	1,085,680	168	0.06%	1,025,795	182	0.07%
Time deposits	939,542	2,401	1.01%	1,032,370	2,506	0.96%
Total interest bearing deposits	$4,546,617	$3,554	0.31%	$4,437,478	$3,498	0.31%
Short-term borrowings	456,663	296	0.26%	447,761	262	0.23%
Junior subordinated debt	101,196	560	2.20%	101,196	544	2.13%
Long-term debt	130,680	845	2.56%	170,223	1,067	2.49%
Total interest bearing liabilities	$5,235,156	$5,255	0.40%	$5,156,658	$5,371	0.41%
Demand deposits	1,894,555			1,708,632
Other liabilities	91,979			82,594
Stockholders' equity	878,305			855,164
Total liabilities and stockholders' equity	$8,099,995			$7,803,048
Net interest income (FTE)		65,059			64,601
Interest rate spread			3.37%			3.50%
Net interest margin			3.48%			3.61%
Taxable equivalent adjustment		814			838
Net interest income		$64,245			$63,763

(1)	Securities are shown at average amortized cost
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Nine Months ended
	September 30, 2015			September 30, 2014
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$9,033	$22	0.33%	$3,821	$21	0.73%
Securities available for sale (1)	1,055,456	15,579	1.97%	1,340,044	20,614	2.06%
Securities held to maturity (1)	456,072	8,415	2.47%	157,784	3,727	3.16%
Investment in FRB and FHLB Banks	33,308	1,254	5.03%	41,992	1,531	4.88%
Loans (2)	5,700,673	181,619	4.26%	5,502,656	182,383	4.43%
Total interest earning assets	7,254,542	$206,889	3.81%	7,046,297	$208,276	3.95%
Other assets	690,774			685,861
Total assets	$7,945,316			$7,732,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,567,060	$2,462	0.21%	$1,435,155	$1,748	0.16%
NOW deposit accounts	970,139	375	0.05%	940,064	384	0.05%
Savings deposits	1,069,056	492	0.06%	1,022,212	551	0.07%
Time deposits	974,110	7,315	1.00%	1,001,301	7,099	0.95%
Total interest bearing deposits	$4,580,365	$10,644	0.31%	$4,398,732	$9,782	0.30%
Short-term borrowings	342,293	561	0.22%	410,242	702	0.23%
Junior subordinated debt	101,196	1,645	2.17%	101,196	1,620	2.14%
Long-term debt	130,767	2,507	2.56%	256,084	5,709	2.98%
Total interest bearing liabilities	$5,154,621	$15,357	0.40%	$5,166,254	$17,813	0.46%
Demand deposits	1,827,441			1,640,097
Other liabilities	87,380			82,802
Stockholders' equity	875,874			843,005
Total liabilities and stockholders' equity	$7,945,316			$7,732,158
Net interest income (FTE)		191,532			190,463
Interest rate spread			3.41%			3.49%
Net interest margin			3.53%			3.61%
Taxable equivalent adjustment		2,436			2,609
Net interest income		$189,096			$187,854

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

Three months ended September 30,
	Increase (Decrease)
	2015 over 2014
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$4	$(5)	$(1)
Securities available for sale	(902)	(271)	(1,173)
Securities held to maturity	1,420	(263)	1,157
Investment in FRB and FHLB Banks	(26)	(83)	(109)
Loans	2,821	(2,353)	468
Total interest income	3,317	(2,975)	342

Money market deposit accounts	52	125	177
NOW deposit accounts	5	(7)	(2)
Savings deposits	10	(24)	(14)
Time deposits	(233)	128	(105)
Short-term borrowings	5	29	34
Junior subordinated debt	-	16	16
Long-term debt	(255)	33	(222)
Total interest expense	(416)	300	(116)

Change in FTE net interest income	$3,733	$(3,275)	$458

Nine months ended September 30,
	Increase (Decrease)
	2015 over 2014
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$18	$(17)	$1
Securities available for sale	(4,229)	(806)	(5,035)
Securities held to maturity	5,664	(976)	4,688
Investment in FRB and FHLB Banks	(326)	49	(277)
Loans	6,441	(7,205)	(764)
Total interest income	7,568	(8,955)	(1,387)

Money market deposit accounts	172	542	714
NOW deposit accounts	12	(21)	(9)
Savings deposits	24	(83)	(59)
Time deposits	(196)	412	216
Short-term borrowings	(112)	(29)	(141)
Junior subordinated debt	-	25	25
Long-term debt	(2,490)	(712)	(3,202)
Total interest expense	(2,590)	134	(2,456)

Change in FTE net interest income	$10,158	$(9,089)	$1,069

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands)
Insurance and other financial services revenue	$5,862	$6,179	$18,072	$18,510
Service charges on deposit accounts	4,349	4,519	12,706	13,285
ATM and debit card fees	4,780	4,440	13,707	12,869
Retirement plan administration fees	3,249	3,272	10,011	9,167
Trust	4,611	4,758	14,257	14,157
Bank owned life insurance	931	1,095	3,418	3,455
Net securities gains	3	38	43	59
Gain on sale of equity investment	4,179	-	4,179	19,401
Other	3,297	2,376	9,617	8,078
Total noninterest income	$31,261	$26,677	$86,010	$98,981

Noninterest income for the three months ended September 30, 2015 was $31.3 million, up $4.6 million from the third quarter of 2014.  Excluding the contingent gain recognized totaling $4.2 million in the third quarter of 2015 from the sale of Springstone and securities gains, noninterest income for the three months ended September 30, 2015 was $27.1 million, up $0.4 million from the third quarter of 2014.  This increase was primarily due to a $0.9 million increase in other noninterest income from the third quarter of 2014 to the third quarter of 2015, due primarily to a recovery recognized during the third quarter of 2015 on an acquired commercial loan.

Noninterest income for the nine months ended September 30, 2015 was $86.0 million, down $13.0 million from the same period last year.   Excluding the gains recorded in both periods from the 2014 sale of Springstone, securities gains, and other items not considered core to our operations, noninterest income for the nine months ended September 30, 2015 was $81.8 million, up $2.9 million, or 3.7% from the same period last year.  The increase from the prior year was driven primarily by increases in retirement plan administration fees, ATM and debit card fees, and other noninterest income.  Retirement plan administration fees were up $0.8 million, or 9.2%, for the nine months ended September 30, 2015 as compared to the same period in 2014 due primarily to new business generation.  ATM and debit card fees were up $0.8 million, or 6.5%, for the nine months ended September 30, 2015 as compared to the same period last year due primarily to an increase in debit card activity.  Other noninterest income was up $1.5 million, or 19.1%, for the nine months ended September 30, 2015 as compared to the same period in 2014 due primarily to the acquired loan charge-off recoveries recognized in 2015.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands)
Salaries and employee benefits	$30,227	$28,933	$91,240	$89,609
Occupancy	5,326	5,211	16,804	16,872
Data processing and communications	4,207	4,029	12,598	12,045
Professional fees and outside services	3,137	3,695	10,029	10,862
Equipment	3,352	3,199	9,917	9,447
Office supplies and postage	1,576	1,733	4,822	5,221
FDIC expenses	1,355	1,135	3,833	3,642
Advertising	421	403	1,874	1,868
Amortization of intangible assets	1,165	1,275	3,636	3,821
Loan collection and other real estate owned	699	705	1,593	2,546
Prepayment penalties on long term debt	-	13,348	-	17,902
Other	8,426	5,401	19,211	15,485
Total noninterest expense	$59,891	$69,067	$175,557	$189,320

Noninterest expense for the three months ended September 30, 2015 was $59.9 million, down $9.2 million from the third quarter of 2014.  Excluding reorganization expenses incurred in the third quarter of 2015, prepayment penalties incurred in the third quarter of 2014, and other items not considered core to our operations, noninterest expense was up $1.0 million from the third quarter of 2014.  This increase was due primarily to a $1.3 million increase in salaries and employee benefits in the third quarter of 2015 driven by higher post retirement costs and higher incentive compensations costs.  This increase was partially offset by a decrease in professional fees and outside services for the third quarter of 2015 compared to the third quarter of 2014 driven by consulting costs incurred in 2014 related to contract negotiations.

Noninterest expense for the nine months ended September 30, 2015 was $175.6 million, down $13.8 million or 7.3% from the same period in 2014, due primarily to $17.9 million in prepayment penalties from long-term, debt restructuring in 2014.  Excluding non-core items including these prepayment penalties, reorganization expenses, and other items not considered core to our operations, noninterest expense was up $3.8 million, or 2.2%, for the first nine months of 2015 as compared to the same period last year.  Salaries and employee benefits were up $1.6 million, or 1.8% for the nine months ended September 30, 2015 as compared with the same period in 2014.  Excluding incentive compensation expenses recorded in 2014 related to the Springstone sale, salaries and employee benefits were up $4.1 million, or 4.7%, from the first nine months of 2014 to the first nine months of 2015.  This increase was driven by higher retirement plan costs, higher medical expenses, and an increase in salaries expense.  This increase in salaries and employee benefits was partially offset by a $1.0 million decrease in loan collection and other real estate owned expenses for the nine months ended September 30, 2015 as compared to the same period last year.  This decrease was due primarily to gains on sales of real estate recorded in the second quarter of 2015, which offset expenses during the period.

Income Taxes
Income tax expense for the three month period ended September 30, 2015 was $10.8 million, up $5.2 million from the third quarter of 2014, which included the impact of the aforementioned non-core items.  The increase from the third quarter of 2014 was due primarily to a higher level of taxable income for the third quarter of 2015.  The effective tax rate was 35.2% for the third quarter of 2015 as compared with 33.8% for the third quarter of 2014.

Income tax expense for the nine month period ended September 30, 2015 was $29.7 million, up $1.4 million from the same period in 2014.  The effective tax rate was 34.2% for the first nine months of 2015 as compared to 33.4% for the first nine months of 2014.

ANALYSIS OF FINANCIAL CONDITION

Securities
Total securities increased $61.7 million, or 4.2%, from December 31, 2014 to September 30, 2015 due to reinvestment of cash flows during the first nine months of 2015.  The securities portfolio represents 18.8% of total assets as of September 30, 2015 as compared to 18.9% as of December 31, 2014.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	September 30, 2015	December 31, 2014
Mortgage-backed securities:
With maturities 15 years or less	22%	24%
With maturities greater than 15 years	1%	1%
Collateral mortgage obligations	40%	38%
Municipal securities	14%	12%
US agency notes	22%	24%
Other	1%	1%
Total	100%	100%

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

Loans
A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

	September 30, 2015	December 31, 2014
Residential real estate mortgages	$1,177,195	$1,115,715
Commercial	1,167,007	1,144,761
Commercial real estate mortgages	1,435,378	1,334,984
Consumer	1,549,844	1,430,216
Home equity	541,564	569,595
Total loans and leases	$5,870,988	$5,595,271

Total loans increased by $275.7 million, or 4.9%, at September 30, 2015 from December 31, 2014, or 6.6% annualized during the nine months ended September 30, 2015.  Loan growth was attributable to growth in most loan portfolios.  Loans represent approximately 71.9% of assets as of September 30, 2015, as compared to 71.8% as of December 31, 2014.

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

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectability of the portfolio.  For individually analyzed loans, these factors include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date.  For loans evaluated on a portfolio basis, estimates of the Company’s exposure to credit loss reflect a thorough current assessment of a number of factors, which affect collectability. These factors include: past loss experience; the size, trend, composition, and nature of the loans; changes in lending policies and procedures, including underwriting  standards and collection, charge-off and recovery practices;  trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff.  In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination, which may not be currently available to management.

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

Allowance For Loan Losses
	Three months ended
	September 30, 2015		September 30, 2014
Balance, beginning of period	$64,959		$69,534
Recoveries	1,308		892
Chargeoffs	(6,374)		(5,977)
Net chargeoffs	(5,066)		(5,085)
Provision for loan losses	4,966		4,885
Balance, end of period	$64,859		$69,334
Composition of Net Chargeoffs
Commercial and agricultural	$(1,075)	21%	$(1,264)	25%
Real estate mortgage	(350)	7%	(474)	9%
Consumer	(3,641)	72%	(3,347)	66%
Net chargeoffs	$(5,066)	100%	$(5,085)	100%
Annualized net chargeoffs to average loans	0.35%		0.36%

Allowance For Loan and Lease Losses
	Nine months ended
	September 30, 2015		September 30, 2014
Balance, beginning of period	$66,359		$69,434
Recoveries	3,416		3,300
Chargeoffs	(17,422)		(16,047)
Net chargeoffs	(14,006)		(12,747)
Provision for loan losses	12,506		12,647
Balance, end of period	$64,859		$69,334
Composition of Net Chargeoffs
Commercial and agricultural	$(1,943)	14%	$(2,457)	19%
Real estate mortgage	(1,214)	9%	(718)	6%
Consumer	(10,849)	77%	(9,572)	75%
Net chargeoffs	$(14,006)	100%	$(12,747)	100%
Annualized net chargeoffs to average loans	0.33%		0.31%

Net charge-offs were $5.1 million for the three months ended September 30, 2015, equal to the third quarter of 2014.  Provision expense was $5.0 million for the three months ended September 30, 2015, as compared with $4.9 million for the third quarter of 2014.  Annualized net charge-offs to average loans for the third quarter of 2015 was 0.35%, compared with 0.36% for the third quarter of 2014.

Nonperforming loans to total loans was 0.79% at September 30, 2015, down 3 bps from December 31, 2014.  Past due loans as a percentage of total loans were 0.63% at September 30, 2015 as compared to 0.69% at December 31, 2014.

The allowance for loan losses totaled $64.9 million at September 30, 2015, compared to $66.4 million at December 31, 2014.  The allowance for loan losses as a percentage of loans was 1.10% (1.21% excluding acquired loans with no related allowance recorded) at September 30, 2015, compared to 1.19% (1.36% excluding acquired loans with no related allowance recorded) at December 31, 2014.  The decrease in the allowance for loan losses as a percentage of loans from the prior period was due primarily to continued positive trends in asset quality metrics of the originated loan portfolio including continued improvement in the level of charge-offs as well as improvement in qualitative environmental factors resulting from continued improvement in the economy.

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

(Dollars in thousands)	September 30, 2015		December 31, 2014
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$21,604	50%	$18,226	45%
Real estate mortgages	8,799	21%	10,867	26%
Consumer	6,675	16%	8,086	20%
Troubled debt restructured loans	5,446	13%	3,895	9%
Total nonaccrual loans	42,524	100%	41,074	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	12	0%	84	2%
Real estate mortgages	1,832	48%	1,927	39%
Consumer	1,946	52%	2,930	59%
Total loans 90 days or more past due and still accruing	3,790	100%	4,941	100%

Total nonperforming loans	46,314		46,015
Other real estate owned (OREO)	4,855		3,964
Total nonperforming assets	$51,169		$49,979
Total nonperforming loans to total loans and leases	0.79%		0.82%
Total nonperforming assets to total assets	0.63%		0.64%
Allowance for loan losses to total nonperforming loans	140.04%		144.21%

Past due loans as a percentage of total loans was 0.63% at September 30, 2015, down from 0.69% at December 31, 2014.  For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios  may not necessarily be directly comparable with periods prior to the acquisition, or comparable with other institutions. The credit metrics most impacted by our acquisition of loans related to the Alliance Financial Corporation ("Alliance") merger were the allowance for loans losses to total loans,  and total allowance for loan losses to nonperforming loans.  As of September 30, 2015, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.21% and 192.49%, respectively. As of December 31, 2014, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.36% and 187.88%, respectively.

Loans acquired from Alliance that were not deemed to be impaired at acquisition and were classified as non-accrual and greater than 90 days past due and still accruing prior to acquisition, continued to be classified as non-accrual and 90 days past due and still accruing immediately after the acquisition. Loans acquired from Alliance that were classified as TDRs prior to acquisition are no longer classified as such immediately following the acquisition. Acquired credit impaired loans from the Alliance acquisition were not classified non-accrual, even though they may be contractually past due, because we expect to fully collect the recorded investment of such loans and can reasonably estimate the cash flows.

In addition to nonperforming loans, the Company has also identified approximately $73.6 million in potential problem loans at September 30, 2015 as compared to $93.6 million at December 31, 2014.  At September 30, 2015, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Deposits

Total deposits were $6.6 billion at September 30, 2015, up $301.0 million, or 4.8%, from December 31, 2014.  This increase was driven primarily by increases in savings accounts, money market accounts, interest bearing checking accounts and demand deposit accounts.  Total average deposits for the nine months ended September 30, 2015 increased $369.0 million, or 6.1%, from the same period in 2014, due primarily to organic deposit growth in 2015.  This growth was driven by growth in average demand deposits of $187.3 million from the nine months ended September 30, 2014 to the same period in 2015.  In addition, average money market deposit account balances increased $131.9 million from the nine months ended September 30, 2014 to the same period in 2015.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $362.3 million at September 30, 2015 compared to $316.8 million at December 31, 2014.  Long-term debt was $130.6 million at September 30, 2015, as compared to $130.9 million at December 31, 2014.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $876.2 million represented 10.74% of total assets at September 30, 2015, compared with $864.2 million, or 11.08% as of December 31, 2014.  The increase in stockholders' equity resulted primarily from net income of $57.3 million for the first nine months of 2015, partially offset by dividends paid of $28.6 million and treasury share purchases totaling $26.8 million during the period.

The Company purchased 1,047,152 shares of its common stock during the nine months ended September 30, 2015 at an average price of $25.59 per share under previously announced plans.  As of September 30, 2015, there were 952,848 shares available for repurchase under the repurchase plan that was announced on July 27, 2015, which expires on December 31, 2016.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The NBT Board of Directors approved a 2015 fourth-quarter cash dividend of $0.22 per share at a meeting held on October 26, 2015. The dividend will be paid on December 15, 2015 to shareholders of record as of December 1, 2015.  The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2015 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, Tier 1 leverage, Common equity tier 1 capital, Tier 1 capital and Total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	September 30, 2015	December 31, 2014
Tier 1 leverage ratio	9.34%	9.39%
Common equity tier 1 capital ratio	10.04%	NA
Tier 1 capital ratio	11.57%	12.32%
Total risk-based capital ratio	12.62%	13.50%
Cash dividends as a percentage of net income	49.83%	49.16%
Per common share:
Book value	$20.29	$19.69
Tangible book value (1)	$13.80	$13.22

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2015 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(3.35%)
-100	(1.53%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At September 30, 2015, the Company’s Basic Surplus measurement was 15.5% of total assets or approximately $1.3 billion as compared to the December 31, 2014 Basic Surplus of 15.4% or $1.2 billion, and was above the Company’s minimum of 5% or $408 million set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2015, approximately $83.7 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At September 30, 2015 and December 31, 2014, FHLB advances outstanding totaled approximately $400 million and $352 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.1 billion at September 30, 2015 and $1.0 billion at December 31, 2014.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $419 million at September 30, 2015, or used to collateralize other borrowings, such as repurchase agreements.  At September 30, 2015 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $821 million.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805).  The amendments in ASU 2015-16 The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The guidance becomes effective for us on January 1, 2016 and is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30).  The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The guidance becomes effective for us on January 1, 2016 and is not expected to have a material impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB approved deferral of the effective date of this guidance, which is now effective prospectively for the Company for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Company’s consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were effective.

There  were  no changes made in the Company's internal control over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company’s 2014 Annual Report on Form 10-K.

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A of our 2014 Annual Report on Form 10-K.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
7/1/15 - 7/31/15	28,095	$26.95	28,095	1,538,554
8/1/15 - 8/31/15	357,378	26.30	357,378	1,181,176
9/1/15 - 9/30/15	228,328	26.13	228,328	952,848
Total	613,801	$26.27	613,801	952,848

(1)  The Company purchased 1,047,152 shares of its common stock during the nine months ended September 30, 2015 at an average price of $25.59 per share under previously announced plans.  As of September 30, 2015, there were 952,848 shares available for repurchase under the repurchase plan that was announced on July 27, 2015, which expires on December 31, 2016.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

None

Item 5 – OTHER INFORMATION

None

Item 6 – EXHIBITS

3.1
Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to the Registrant's Form 10-Q, filed on August 10, 2015 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2015.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to the Registrant's Form 10-Q, filed on August 10, 2015 and incorporated herein by reference).

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