Form 10-Q
period 2016-03-31
NBT BANCORP INC
filed 2016-05-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.
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
Yes ☐  No ☒

As of April 30, 2016, there were 42,956,023 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended March 31, 2016

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	March 31	December 31
(In thousands, except share and per share data)	2016	2015
Assets
Cash and due from banks	$139,909	$130,593
Short-term interest bearing accounts	15,601	9,704
Securities available for sale, at fair value	1,259,874	1,174,544
Securities held to maturity (fair value $475,110 and $473,140, respectively)	466,914	471,031
Trading securities	8,905	8,377
Federal Reserve and Federal Home Loan Bank stock	32,262	36,673
Loans	5,967,809	5,883,133
Less allowance for loan losses	64,318	63,018
Net loans	5,903,491	5,820,115
Premises and equipment, net	86,407	88,826
Goodwill	265,957	265,957
Intangible assets, net	16,168	17,265
Bank owned life insurance	161,878	117,044
Other assets	115,598	122,517
Total assets	$8,472,964	$8,262,646

Liabilities
Demand (noninterest bearing)	$2,008,763	$1,998,165
Savings, NOW, and money market	4,007,621	3,697,851
Time	888,658	908,827
Total deposits	6,905,042	6,604,843
Short-term borrowings	347,868	442,481
Long-term debt	130,377	130,447
Junior subordinated debt	101,196	101,196
Other liabilities	106,754	101,675
Total liabilities	7,591,237	7,380,642

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at March 31, 2016 and December 31, 2015; issued 49,651,494 at March 31, 2016 and December 31, 2015	497	497
Additional paid-in-capital	573,754	576,726
Retained earnings	471,650	462,232
Accumulated other comprehensive loss	(13,871)	(22,418)
Common stock in treasury, at cost, 6,789,653 and 6,220,792 shares at March 31, 2016 and December 31, 2015, respectively	(150,303)	(135,033)
Total stockholders’ equity	881,727	882,004
Total liabilities and stockholders’ equity	$8,472,964	$8,262,646

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Income (unaudited)	2016	2015
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$61,230	$59,518
Securities available for sale	5,987	4,945
Securities held to maturity	2,288	2,283
Other	449	480
Total interest, fee, and dividend income	69,954	67,226
Interest expense
Deposits	3,597	3,573
Short-term borrowings	328	121
Long-term debt	833	826
Junior subordinated debt	619	540
Total interest expense	5,377	5,060
Net interest income	64,577	62,166
Provision for loan losses	6,098	3,642
Net interest income after provision for loan losses	58,479	58,524
Noninterest income
Insurance and other financial services revenue	6,946	6,374
Service charges on deposit accounts	3,939	4,072
ATM and debit card fees	4,583	4,248
Retirement plan administration fees	3,754	3,196
Trust	4,376	4,450
Bank owned life insurance	1,291	1,559
Net securities gains	29	14
Other	3,449	2,621
Total noninterest income	28,367	26,534
Noninterest expense
Salaries and employee benefits	32,441	30,182
Occupancy	5,491	6,066
Data processing and communications	4,050	4,103
Professional fees and outside services	3,231	3,497
Equipment	3,460	3,249
Office supplies and postage	1,547	1,619
FDIC expenses	1,258	1,198
Advertising	504	719
Amortization of intangible assets	1,096	1,284
Loan collection and other real estate owned	705	872
Other	4,441	4,913
Total noninterest expense	58,224	57,702
Income before income tax expense	28,622	27,356
Income tax expense	9,731	9,190
Net income	$18,891	$18,166
Earnings per share
Basic	$0.44	$0.41
Diluted	$0.43	$0.41

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2016	2015
(In thousands)
Net income	$18,891	$18,166
Other comprehensive income, net of tax:
Unrealized net holding gains arising during the period (pre-tax amounts of $13,211 and $4,842)	8,072	2,959
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $29 and $14)	(19)	(9)
Amortization of unrealized net gains and losses related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $296 and $307 )	181	204
Pension and other benefits:
Amortization of prior service cost and actuarial loss (pre-tax amounts of $512 and $561)	313	342
Total other comprehensive income	8,547	3,496
Comprehensive income	$27,438	$21,662

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
(in thousands, except share and per share data)
Balance at December 31, 2014	$497	$576,504	$423,956	$(17,027)	$(119,749)	$864,181
Net income	-	-	18,166	-	-	18,166
Cash dividends - $0.21 per share	-	-	(9,282)	-	-	(9,282)
Net issuance of 80,362 shares to employee benefit plans and other stock plans, including tax benefit	-	(2,564)	-	-	1,509	(1,055)
Stock-based compensation	-	1,988	-	-	-	1,988
Other comprehensive income	-	-	-	3,496	-	3,496
Balance at March 31, 2015	$497	$575,928	$432,840	$(13,531)	$(118,240)	$877,494

Balance at December 31, 2015	$497	$576,726	$462,232	$(22,418)	$(135,033)	$882,004
Net income	-	-	18,891	-	-	18,891
Cash dividends - $0.22 per share	-	-	(9,473)	-	-	(9,473)
Purchase of 675,535 treasury shares	-	-	-	-	(17,193)	(17,193)
Net issuance of 106,674 shares to employee benefit plans and other stock plans, including tax benefit	-	(4,584)	-	-	1,923	(2,661)
Stock-based compensation	-	1,612	-	-	-	1,612
Other comprehensive income	-	-	-	8,547	-	8,547
Balance at March 31, 2016	$497	$573,754	$471,650	$(13,871)	$(150,303)	$881,727

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2016	2015
(In thousands, except per share data)
Operating activities

Net income	$18,891	$18,166
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	6,098	3,642
Depreciation and amortization of premises and equipment	2,244	2,152
Net accretion on securities	799	531
Amortization of intangible assets	1,096	1,284
Stock based compensation	1,612	1,988
Bank owned life insurance income	(1,291)	(1,559)
Purchases of trading securities	(568)	(492)
Losses on trading securities	40	20
Proceeds from sales of loans held for sale	22,098	7,111
Originations and purchases of loans held for sale	(22,133)	(7,297)
Net gains on sales of loans held for sale	(49)	(64)
Net security gains	(29)	(14)
Net gain on sales of other real estate owned	(306)	-
Net decrease in other assets	2,135	12,078
Net decrease in other liabilities	(1,319)	(7,547)
Net cash provided by operating activities	29,318	29,999
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	74,090	61,153
Purchases	(142,613)	(114,445)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	15,591	19,752
Purchases	(9,471)	(18,907)
Other:
Net increase in loans	(90,342)	(33,206)
Proceeds from FHLB stock redemption	33,886	13,481
Purchases of Federal Reserve and FHLB stock	(29,475)	(8,617)
Proceeds from settlement of bank owned life insurance	1,457	1,468
Purchases of bank owned life insurance	(45,000)	-
Purchases of premises and equipment	(1,625)	(1,044)
Proceeds from the sales of other real estate owned	3,208	698
Net cash used in investing activities	(190,294)	(79,667)
Financing activities
Net increase in deposits	300,199	179,832
Net decrease in short-term borrowings	(94,613)	(123,630)
Repayments of long-term debt	(70)	(170)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	(2,661)	(1,055)
Purchase of treasury stock	(17,193)	-
Cash dividends and payment for fractional shares	(9,473)	(9,282)
Net cash provided by financing activities	176,189	45,695
Net increase (decrease) in cash and cash equivalents	15,213	(3,973)
Cash and cash equivalents at beginning of period	140,297	146,636
Cash and cash equivalents at end of period	$155,510	$142,663

Supplemental disclosure of cash flow information	Three months ended March 31,
Cash paid during the period for:	2016	2015
Interest	$5,876	$5,803
Income taxes paid	3,405	872
Noncash investing activities:
Loans transferred to other real estate owned	$952	$1,062

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

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

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings.  Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.”  The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles (“GAAP”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

Note 3.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
March 31, 2016
Federal Agency	$275,258	$1,070	$(26)	$276,302
State & municipal	39,909	490	(23)	40,376
Mortgage-backed:
Government-sponsored enterprises	401,525	8,279	(25)	409,779
U.S. government agency securities	7,484	551	(14)	8,021
Collateralized mortgage obligations:
Government-sponsored enterprises	446,887	4,479	(67)	451,299
U.S. government agency securities	53,748	645	(17)	54,376
Other securities	16,674	3,708	(661)	19,721
Total securities available for sale	$1,241,485	$19,222	$(833)	$1,259,874
December 31, 2015
Federal Agency	$312,580	$203	$(1,511)	$311,272
State & municipal	31,208	446	(17)	31,637
Mortgage-backed:
Government-sponsored enterprises	398,086	4,141	(1,068)	401,159
U.S. government agency securities	8,191	560	(14)	8,737
Collateralized mortgage obligations:
Government-sponsored enterprises	364,936	931	(1,828)	364,039
U.S. government agency securities	40,699	348	(115)	40,932
Other securities	13,637	3,249	(118)	16,768
Total securities available for sale	$1,169,337	$9,878	$(4,671)	$1,174,544

Other securities primarily represent marketable equity securities.

Securities with amortized costs totaling $1.6 billion at March 31, 2016 and $1.4 billion at December 31, 2015 were pledged to secure public deposits and for other purposes required or permitted by law.  At March 31, 2016 and December 31, 2015, securities with an amortized cost of $198.3 million and $205.9 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
March 31, 2016
Mortgage-backed:
Government-sponsored enterprises	$9,112	$99	$-	$9,211
U.S. government agency securities	588	104	-	692
Collateralized mortgage obligations:
Government-sponsored enterprises	262,741	5,022	(604)	267,159
State & municipal	194,473	3,592	(17)	198,048
Total securities held to maturity	$466,914	$8,817	$(621)	$475,110
December 31, 2015
Mortgage-backed:
Government-sponsored enterprises	$9,432	$-	$(107)	$9,325
U.S. government agency securities	611	95	-	706
Collateralized mortgage obligations:
Government-sponsored enterprises	272,550	1,411	(1,560)	272,401
State & municipal	188,438	2,288	(18)	190,708
Total securities held to maturity	$471,031	$3,794	$(1,685)	$473,140

The following table sets forth information with regard to investment securities with unrealized losses for the periods presented:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

March 31, 2016
Investment securities available for sale:
Federal agency	$34,920	$(22)	3	$9,996	$(4)	1	$44,916	$(26)	4
State & municipal	3,450	(21)	5	498	(2)	1	3,948	(23)	6
Mortgage-backed	978	(1)	3	10,146	(38)	6	11,124	(39)	9
Collateralized mortgage obligations	27,259	(71)	4	5,785	(13)	3	33,044	(84)	7
Other securities	-	-	-	5,455	(661)	3	5,455	(661)	3
Total securities with unrealized losses	$66,607	$(115)	15	$31,880	$(718)	14	$98,487	$(833)	29

March 31, 2016
Investment securities held to maturity:
Collateralized mortgage obligations	$-	$-	-	$40,987	$(604)	4	$40,987	$(604)	4
State & municipal	2,190	(17)	4	-	-	-	2,190	(17)	4
Total securities with unrealized losses	$2,190	$(17)	4	$40,987	$(604)	4	43,177	$(621)	8

December 31, 2015
Investment securities available for sale:
Federal agency	$186,685	$(1,312)	15	$19,801	$(199)	2	$206,486	$(1,511)	17
State & municipal	4,599	(14)	7	502	(3)	1	5,101	(17)	8
Mortgage-backed	177,270	(1,068)	33	1,066	(14)	5	178,336	(1,082)	38
Collateralized mortgage obligations	256,265	(1,889)	24	5,218	(54)	2	261,483	(1,943)	26
Other securities	-	-	-	3,235	(118)	2	3,235	(118)	2
Total securities with unrealized losses	$624,819	$(4,283)	79	$29,822	$(388)	12	$654,641	$(4,671)	91

December 31, 2015
Investment securities held to maturity:
Mortgage -backed	$9,325	$(107)	1	$-	$-	-	$9,325	$(107)	1
Collateralized mortgage obligations	105,604	(281)	12	41,523	(1,279)	4	147,127	(1,560)	16
State & municipal	2,200	(18)	3	-	-	-	2,200	(18)	3
Total securities with unrealized losses	$117,129	$(406)	16	$41,523	$(1,279)	4	$158,652	$(1,685)	20

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of March 31, 2016, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of March 31, 2016, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at March 31, 2016:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$33,121	$33,253
From one to five years	295,127	297,004
From five to ten years	158,231	162,243
After ten years	738,332	747,653
	$1,224,811	$1,240,153
Debt securities classified as held to maturity
Within one year	$43,553	$43,582
From one to five years	18,837	18,973
From five to ten years	131,744	134,917
After ten years	272,780	277,638
	$466,914	$475,110

Maturities of mortgage-backed and collateralized mortgage obligations are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2016.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments for the three months ended March 31, 2016 and 2015:

Three months ended March 31,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2015	$25,545	$29,253	$7,960	$260	$63,018
Charge-offs	(437)	(5,413)	(709)	-	(6,559)
Recoveries	765	974	22	-	1,761
Provision	(574)	6,221	711	(260)	6,098
Ending Balance as of March 31, 2016	$25,299	$31,035	$7,984	$-	$64,318

Balance as of December 31, 2014	$32,433	$26,720	$7,130	$76	$66,359
Charge-offs	(798)	(4,378)	(504)	-	(5,680)
Recoveries	234	748	56	-	1,038
Provision	(591)	3,066	1,016	151	3,642
Ending Balance as of March 31, 2015	$31,278	$26,156	$7,698	$227	$65,359

As of March 31, 2016, included in the above tables, there was $0.7 million in the allowance for loan losses related to acquired commercial loans.  There was a $1.9 million allowance as of March 31, 2015 related to acquired loans.  Net charge-offs related to acquired loans totaled approximately $0.1 million and $0.6 million during the three months ended March 31, 2016 and 2015, respectively, and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of March 31, 2016 and December 31, 2015:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
As of March 31, 2016
Allowance for loan losses	$25,299	$31,035	$7,984	$-	$64,318

Allowance for loans individually evaluated for impairment	2,970	-	-		2,970

Allowance for loans collectively evaluated for impairment	$22,329	$31,035	$7,984	$-	$61,348

Ending balance of loans	$2,617,111	$2,138,877	$1,211,821		$5,967,809

Ending balance of originated loans individually evaluated for impairment	19,691	8,262	6,214		34,167
Ending balance of acquired loans individually evaluated for impairment	1,205	-	-		1,205
Ending balance of acquired loans collectively evaluated for impairment	278,425	86,309	224,983		589,717
Ending balance of originated loans collectively evaluated for impairment	$2,317,790	$2,044,306	$980,624		$5,342,720

As of December 31, 2015
Allowance for loan losses	$25,545	$29,253	$7,960	$260	$63,018

Allowance for loans individually evaluated for impairment	2,005	-	-		2,005

Allowance for loans collectively evaluated for impairment	$23,540	$29,253	$7,960	$260	$61,013

Ending balance of loans	$2,589,707	$2,096,646	$1,196,780		$5,883,133

Ending balance of originated loans individually evaluated for impairment	12,253	7,693	6,017		25,963
Ending balance of acquired loans individually evaluated for impairment	1,205	-	-		1,205
Ending balance of acquired loans collectively evaluated for impairment	284,524	95,427	230,358		610,309
Ending balance of originated loans collectively evaluated for impairment	$2,291,725	$1,993,526	$960,405		$5,245,656

Credit Quality of Loans
Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to nonaccrual status generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes or circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.  The Company’s nonaccrual policies are the same for all classes of financing receivable.

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

The following tables set forth information with regard to past due and nonperforming loans by loan class as of March 31, 2016 and December 31, 2015:

Age Analysis of Past Due Financing Receivables
As of March 31, 2016
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 DaysPast DueAccruing	TotalPast Due Accruing	Non-Accrual	Current	RecordedTotal Loans
ORIGINATED
Commercial Loans
Commercial	$616	$-	$-	$616	$2,903	$652,992	$656,511
Commercial Real Estate	73	661	-	734	13,207	1,202,805	1,216,746
Agricultural	-	-	-	-	952	33,431	34,383
Agricultural Real Estate	-	-	-	-	479	29,440	29,919
Business Banking	1,794	40	-	1,834	4,181	393,907	399,922
	2,483	701	-	3,184	21,722	2,312,575	2,337,481

Consumer Loans
Indirect	12,305	2,600	1,634	16,539	1,582	1,518,228	1,536,349
Home Equity	3,083	618	241	3,942	3,743	449,595	457,280
Direct	368	118	65	551	110	58,278	58,939
	15,756	3,336	1,940	21,032	5,435	2,026,101	2,052,568
Residential Real Estate Mortgages	2,195	793	161	3,149	6,992	976,697	986,838
	$20,434	$4,830	$2,101	$27,365	$34,149	$5,315,373	$5,376,887

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$-	$65,412	$65,412
Commercial Real Estate	-	-	-	-	1,314	167,131	168,445
Business Banking	463	-	-	463	416	44,894	45,773
	463	-	-	463	1,730	277,437	279,630

Consumer Loans
Indirect	71	7	1	79	79	21,689	21,847
Home Equity	359	20	10	389	340	60,199	60,928
Direct	14	7	-	21	65	3,448	3,534
	444	34	11	489	484	85,336	86,309
Residential Real Estate Mortgages	922	568	73	1,563	2,581	220,839	224,983
	$1,829	$602	$84	$2,515	$4,795	$583,612	$590,922
Total Loans	$22,263	$5,432	$2,185	$29,880	$38,944	$5,898,985	$5,967,809

Age Analysis of Past Due Financing Receivables
As of December 31, 2015
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 DaysPast DueAccruing	TotalPast Due Accruing	Non-Accrual	Current	RecordedTotal Loans
ORIGINATED
Commercial Loans
Commercial	$782	$23	$-	$805	$2,817	$640,696	$644,318
Commercial Real Estate	39	32	-	71	5,546	1,189,280	1,194,897
Agricultural	94	-	-	94	897	33,633	34,624
Agricultural Real Estate	-	-	-	-	1,046	28,172	29,218
Business Banking	912	394	-	1,306	4,247	395,368	400,921
	1,827	449	-	2,276	14,553	2,287,149	2,303,978

Consumer Loans
Indirect	15,731	2,963	2,271	20,965	1,786	1,454,499	1,477,250
Home Equity	3,396	1,671	340	5,407	4,835	454,473	464,715
Direct	425	201	28	654	49	58,551	59,254
	19,552	4,835	2,639	27,026	6,670	1,967,523	2,001,219
Residential Real Estate Mortgages	3,301	365	696	4,362	7,713	954,347	966,422
	$24,680	$5,649	$3,335	$33,664	$28,936	$5,209,019	$5,271,619

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$-	$68,991	$68,991
Commercial Real Estate	-	-	-	-	1,313	165,630	166,943
Business Banking	288	-	-	288	307	49,200	49,795
	288	-	-	288	1,620	283,821	285,729

Consumer Loans
Indirect	143	11	1	155	104	27,516	27,775
Home Equity	327	132	-	459	457	62,811	63,727
Direct	76	20	-	96	43	3,786	3,925
	546	163	1	710	604	94,113	95,427
Residential Real Estate Mortgages	1,443	293	326	2,062	2,584	225,712	230,358
	$2,277	$456	$327	$3,060	$4,808	$603,646	$611,514
Total Loans	$26,957	$6,105	$3,662	$36,724	$33,744	$5,812,665	$5,883,133

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

The following table provides information on loans specifically evaluated for impairment as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(in thousands)	Recorded Investment Balance(Book)	UnpaidPrincipal Balance(Legal)	RelatedAllowance	Recorded Investment Balance(Book)	UnpaidPrincipal Balance(Legal)	RelatedAllowance
ORIGINATED
With no related allowance recorded:
Commercial Loans
Commercial	$2,334	$2,581		$2,244	$2,490
Commercial Real Estate	7,910	7,920		3,165	3,175
Agricultural	18	24		576	1,164
Agricultural Real Estate	613	739		618	744
Business Banking	972	1,029		983	1,033
Total Commercial Loans	11,847	12,293		7,586	8,606

Consumer Loans
Indirect	10	20		12	21
Home Equity	8,252	9,161		7,681	8,574
Total Consumer Loans	8,262	9,181		7,693	8,595

Residential Real Estate Mortgages	6,214	6,935		6,017	6,627
Total	$26,323	$28,409		$21,296	$23,828

With an allowance recorded:
Commercial Loans
Commercial	$453	$453	$325	$457	$457	$300
Commercial Real Estate	7,391	9,239	1,910	4,210	6,059	970
Total Commercial Loans	7,844	9,692	2,235	4,667	6,516	1,270

ACQUIRED

With an allowance recorded:
Commercial Loans
Commercial Real Estate	1,205	1,321	735	1,205	1,321	735
Total Commercial Loans	1,205	1,321	735	1,205	1,321	735

Total:	$35,372	$39,422	$2,970	$27,168	$31,665	$2,005

The following tables summarize the average recorded investments on impaired loans specifically evaluated for impairment and the interest income recognized for the three months ended March 31, 2016 and 2015:

	For the three months ended
	March 31, 2016		March 31, 2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans
Commercial	$2,773	$19	$1,689	$25
Commercial Real Estate	13,509	100	9,125	41
Agricultural	158	-	20	-
Agricultural Real Estate	616	11	636	11
Business Banking	978	6	873	4
Consumer Loans
Indirect	11	-	9	-
Home Equity	8,003	121	6,388	72
Direct	-	-	2	-
Residential Real Estate Mortgage	6,121	67	4,265	30
Total Originated	$32,169	$324	$23,007	$183

ACQUIRED
Commercial Loans
Commercial	-	-	2,883	-
Commercial Real Estate	1,205	-	7,136	-
Total Acquired	$1,205	$-	$10,019	$-
Total Loans	$33,374	$324	$33,026	$183

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

The following tables illustrate the Company’s credit quality by loan class as of March 31, 2016 and December 31, 2015:

Credit Quality Indicators
As of March 31, 2016

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$614,475	$1,161,375	$33,744	$28,618	$1,838,212
Special Mention	14,130	19,483	1	366	33,980
Substandard	27,906	35,888	630	935	65,359
Doubtful	-	-	8	-	8
Total	$656,511	$1,216,746	$34,383	$29,919	$1,937,559

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$386,194				$386,194
Classified	13,728				13,728
Total	$399,922				$399,922

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,533,133	$453,296	$58,764		$2,045,193
Nonperforming	3,216	3,984	175		7,375
Total	$1,536,349	$457,280	$58,939		$2,052,568

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$979,685				$979,685
Nonperforming	7,153				7,153
Total	$986,838				$986,838

Credit Quality Indicators
As of March 31, 2016

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate		Total
Pass	$61,898	$155,813		$217,711
Special Mention	1,824	2,855		4,679
Substandard	1,690	9,777		11,467
Total	$65,412	$168,445		$233,857

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$42,271			$42,271
Classified	3,502			3,502
Total	$45,773			$45,773

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$21,767	$60,578	$3,469	$85,814
Nonperforming	80	350	65	495
Total	$21,847	$60,928	$3,534	$86,309

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$222,329			$222,329
Nonperforming	2,654			2,654
Total	$224,983			$224,983

Credit Quality Indicators
As of December 31, 2015

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$604,405	$1,144,832	$33,565	$27,320	$1,810,122
Special Mention	9,726	21,587	311	429	32,053
Substandard	30,187	28,478	740	1,469	60,874
Doubtful	-	-	8	-	8
Total	$644,318	$1,194,897	$34,624	$29,218	$1,903,057

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$386,397				$386,397
Classified	14,524				14,524
Total	$400,921				$400,921
Total
Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,473,193	$459,540	$59,177		$1,991,910
Nonperforming	4,057	5,175	77		9,309
Total	$1,477,250	$464,715	$59,254		$2,001,219

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$958,013				$958,013
Nonperforming	8,409				8,409
Total	$966,422				$966,422

Credit Quality Indicators
As of December 31, 2015

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate		Total
Pass	$67,241	$154,871		$222,112
Special Mention	802	2,174		2,976
Substandard	948	9,898		10,846
Total	$68,991	$166,943		$235,934

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$46,032			$46,032
Classified	3,763			3,763
Total	$49,795			$49,795

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$27,670	$63,270	$3,882	$94,822
Nonperforming	105	457	43	605
Total	$27,775	$63,727	$3,925	$95,427

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$227,448			$227,448
Nonperforming	2,910			2,910
Total	$230,358			$230,358

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

TDRs that occurred during the three month period ending March 31, 2016 consisted of 12 home equity loans totaling $1.0 million and four residential real estate mortgages totaling $0.5 million.  For all such modifications, the pre and post outstanding recorded investment amount remained substantially unchanged. During the three month period ending March 31, 2016 there was one default on a residential real estate mortgage totaling $0.2 million.

TDRs that occurred during the three month period ending March 31, 2015 consisted of 20 home equity loans totaling $1.3 million and nine residential real estate mortgages totaling $0.8 million.  For all such modifications, the pre and post outstanding recorded investment amount remained substantially unchanged.  During the three month period ending March 31, 2015 there were five defaults on home equity loan TDRs totaling $0.4 million.

Note 5.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at March 31, 2016.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds.  The Company is not required to make contributions to the Plan in 2016, and did not do so during the three months ended March 31, 2016.

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

The components of expense for Pension Benefits and Other Benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
Components of net periodic cost (benefit):	2016	2015	2016	2015
Service cost	$560	$655	$4	$4
Interest cost	1,051	998	94	91
Expected return on plan assets	(1,835)	(2,150)	-	-
Net amortization	483	546	29	15
Total cost (benefit)	$259	$49	$127	$110

Note 6.	Earnings Per Share

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended March 31,	2016	2015
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,342	44,153
Net income available to common stockholders	18,891	18,166
Basic EPS	$0.44	$0.41

Diluted EPS:
Weighted average common shares outstanding	43,342	44,153
Dilutive effect of common stock options and restricted stock	365	489
Weighted average common shares and common share equivalents	43,707	44,642
Net income available to common stockholders	18,891	18,166
Diluted EPS	$0.43	$0.41

There were 30,861 and 461,611 stock options for the quarters ended March 31, 2016 and March 31, 2015, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive loss (in thousands):

Detail About Accumulated Other Comprehensive (Loss) Income Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income
	Three months ended
	March 31, 2016	March 31, 2015
Available for sale securities:
Gains on available for sale securities	$(29)	$(14)	Net securities gains
Amortization of unrealized gains and losses related to securities transfer	296	307	Interest income
Tax benefit	(105)	(98)	Income tax expense
Net of tax	$162	$195

Pension and other benefits:
Amortization of net losses	$515	$566	Salaries and employee benefits
Amortization of prior service costs	(3)	(5)	Salaries and employee benefits
Tax benefit	(199)	(219)	Income tax expense
Net of tax	$313	$342

Total reclassifications during the period, net of tax	$475	$537

Note 8.	Fair Value Measurements and Fair Value of Financial Instruments

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

For the three month period ending March 31, 2016, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

March 31, 2016:

	Quoted Prices inActive Markets forIdentical Assets (Level 1)	SignificantOtherObservable Inputs (Level 2)	SignificantUnobservableInputs (Level 3)	Balanceas of March 31, 2016
Assets:
Securities Available for Sale:
Federal Agency	$-	$276,302	$-	$276,302
State & municipal	-	40,376	-	40,376
Mortgage-backed	-	417,800	-	417,800
Collateralized mortgage obligations	-	505,675	-	505,675
Other securities	10,381	9,340	-	19,721
Total Securities Available for Sale	$10,381	$1,249,493	$-	$1,259,874
Trading Securities	8,905	-	-	8,905
Interest Rate Swaps	-	12,121	-	12,121
Total	$19,286	$1,261,614	$-	$1,280,900

Liabilities:
Interest Rate Swaps	$-	$12,121	$-	$12,121
Total	$-	$12,121	$-	$12,121

December 31, 2015:

	Quoted Prices inActive Markets forIdentical Assets (Level 1)	SignificantOtherObservable Inputs (Level 2)	SignificantUnobservableInputs (Level 3)	Balanceas ofDecember 31, 2015
Assets:
Securities Available for Sale:
Federal Agency	$-	$311,272	$-	$311,272
State & municipal	-	31,637	-	31,637
Mortgage-backed	-	409,896	-	409,896
Collateralized mortgage obligations	-	404,971	-	404,971
Other securities	7,526	9,242	-	16,768
Total Securities Available for Sale	$7,526	$1,167,018	$-	$1,174,544
Trading Securities	8,377	-	-	8,377
Interest Rate Swaps	-	6,224	-	6,224
Total	$15,903	$1,173,242	$-	$1,189,145

Liabilities:
Interest Rate Swaps	$-	$6,224	$-	$6,224
Total	$-	$6,224	$-	$6,224

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

U.S. GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities. The only nonrecurring fair value measurements recorded during the three month period ended March 31, 2016 were related to impaired loans.  For the three month periods ending March 31, 2016 and March 31, 2015, the Company had $9.0 million and $8.7 million, respectively, of loans recorded at fair value with specific allowance reserves of $3.0 million for both periods.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at March 31, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		March 31, 2016		December 31, 2015
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$466,914	$475,110	$471,031	$473,140
Net loans	3	5,903,491	6,062,550	5,820,115	5,958,427
Financial liabilities
Time deposits	2	$888,658	$889,278	$908,827	$903,501
Long-term debt	2	130,377	132,137	130,447	131,268
Junior subordinated debt	2	101,196	92,011	101,196	97,346

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

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $1.4 billion at March 31, 2016 and $1.3 billion at December 31, 2015.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $42.0 million at March 31, 2016 and $31.5 million at December 31, 2015.  As of March 31, 2016, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments. There were no commercial letters of credit at March 31, 2016 and $11.3 million at December 31, 2015.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2015 for an understanding of the following discussion and analysis.  Operating results for the three-month period ending March 31, 2016 are not necessarily indicative of the results of the full year ending December 31, 2016 or any future period.

Forward-looking Statements
Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,”  “projects,”  “will,”  “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of non-performing assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply including those under the Dodd-Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

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

Non-GAAP Measures
This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures adjust GAAP measures to exclude the effects of acquisition related intangible amortization expense on earnings and equity as well as providing a fully taxable equivalent yield on securities and loans.  Where non-GAAP disclosures are used in this Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables.  Management believes that these non-GAAP measures provided useful information that is important to an understanding of the results of NBT’s core business as well as provide information standard in the financial institution industry.  Non-GAAP measures should not be considered a substitute for financial measures determined in accordance with GAAP and investors should consider NBT’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of NBT.

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

The Company’s policies on the allowance for loan losses, pension accounting, acquired loans, provision for income taxes and intangible assets are disclosed in Note 1 to the consolidated financial statements presented in our 2015 Annual Report on Form 10-K.  All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Overview
Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on average assets, equity and tangible common equity, net interest margin, noninterest income, operating expenses, certain core results, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first three months of 2016:

·	First quarter loan growth of 5.8% (annualized)

·	Average demand deposits up 11.3% from the first quarter of 2015

·	Net interest income up 3.9% from the first quarter of 2015

·	Positive trends continue for asset quality indicators:
o	Past due loans to total loans improved to 0.50% at March 31, 2016 from 0.62% at December 31, 2015
o	Annualized net charge-offs to average loans improved to 0.33% for the first quarter of 2016 from 0.38% for the full year of 2015

Results of Operations

Net income for the three months ended March 31, 2016 was $18.9 million, up from $18.2 million for the same period last year. Earnings per diluted share for the three months ended March 31, 2016 was $0.43, up from $0.41 for the first quarter of 2015.   Return on average assets (annualized) was 0.92% for the three months ended March 31, 2016 as compared to 0.94% for the same period last year.  Return on average tangible common equity (annualized) was 13.17% for the three months ended March 31, 2016 as compared to 13.08% for the three months ended March 31, 2015.  Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three months ended March 31,
	2016	2015

Net Income	$18,891	$18,166
Amortization of intangible assets (net of tax)	670	784
	$19,561	$18,950

Average stockholders' equity	$880,311	$871,074
Less: average goodwill and other intangibles	282,751	283,508
Average tangible common equity	$597,560	$587,566

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

Net interest income was $64.6 million for the first quarter of 2016, up $1.1 million from the previous quarter, and up $2.4 million from the first quarter of 2015.  Fully taxable equivalent (“FTE”) net interest margin was 3.47% for the three months ended March 31, 2016, up from 3.42% for the previous quarter and down from 3.60% for the first quarter of 2015.  The increase from the previous quarter was driven by an increase in yields on earning assets, partially offset by slightly higher costs of interest bearing liabilities.  Average interest earning assets were up $127.1 million, or 1.7%, for the first quarter of 2016 as compared to the prior quarter.  This increase was driven primarily by a $117.8 million increase in average securities available for sale from the fourth quarter of 2015 to the first quarter of 2016.  Yields on earning assets increased by 5 basis points from 3.70% during the fourth quarter of 2015 to 3.75% for the first quarter of 2016.  This increase was driven by an 8 basis-point increase in loan yields from the fourth quarter of 2015 to the first quarter of 2016.  The increase in average earning assets and yields on earning assets in the first quarter of 2016 resulted in a $1.2 million increase in interest income from the fourth quarter of 2015.  Interest expense for the first quarter of 2016 was up $0.1 million from the fourth quarter of 2015 and resulted primarily from a 2.0% increase in average interest bearing liabilities during the first quarter of 2016 as well as a 1 basis-point increase in the rates paid on interest bearing liabilities for the same period.  Interest expense for the first quarter of 2016 was up $0.3 million from the same period in 2015 and resulted primarily from a 5.2% increase in average interest bearing liabilities during the first quarter of 2016 as well as a 1 basis-point increase in the rates paid on interest bearing liabilities as compared to the first quarter of 2015.

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

Three Months ended
		March 31, 2016			December 31, 2015			March 31, 2015
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$13,639	$21	0.63%	$13,494	$11	0.34%	$9,156	$7	0.30%
Securities available for sale (1)	1,188,437	6,090	2.06%	1,070,643	5,308	1.97%	1,018,880	5,084	2.02%
Securities held to maturity (1)	465,916	2,870	2.48%	470,027	2,881	2.43%	454,957	2,766	2.47%
Investment in FRB and FHLB Banks	33,470	428	5.14%	32,263	458	5.63%	30,931	473	6.20%
Loans (2)	5,884,073	61,401	4.20%	5,872,011	60,969	4.12%	5,586,942	59,704	4.33%
Total interest earning assets	7,585,535	$70,810	3.75%	$7,458,438	$69,627	3.70%	7,100,866	$68,034	3.89%
Other assets	699,194			693,981			696,091
Total assets	$8,284,729			$8,152,419			$7,796,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,653,930	$912	0.22%	$1,626,644	$889	0.22%	$1,544,488	$786	0.21%
NOW deposit accounts	1,051,959	132	0.05%	1,039,563	140	0.05%	972,263	$123	0.05%
Savings deposits	1,105,480	158	0.06%	1,079,757	158	0.06%	1,040,031	$162	0.06%
Time deposits	921,754	2,395	1.04%	918,875	2,426	1.05%	1,014,904	$2,502	1.00%
Total interest bearing deposits	$4,733,123	$3,597	0.31%	$4,664,839	$3,613	0.31%	$4,571,686	$3,573	0.32%
Short-term borrowings	369,443	328	0.36%	332,742	222	0.26%	265,420	$121	0.19%
Junior subordinated debt	101,196	619	2.46%	101,196	576	2.26%	101,196	$540	2.16%
Long-term debt	130,420	833	2.57%	130,522	848	2.58%	130,879	$826	2.56%
Total interest bearing liabilities	$5,334,182	$5,377	0.41%	$5,229,299	$5,259	0.40%	$5,069,181	$5,060	0.40%
Demand deposits	1,970,315			1,944,820			1,770,703
Other liabilities	99,921			93,557			85,999
Stockholders' equity	880,311			884,743			871,074
Total liabilities and stockholders' equity	$8,284,729			$8,152,419			$7,796,957
Net interest income (FTE)		65,433			64,368			62,974
Interest rate spread			3.34%			3.30%			3.49%
Net interest margin			3.47%			3.42%			3.60%
Taxable equivalent adjustment		856			856			$808
Net interest income		$64,577			$63,512			$62,166

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

Three months ended March 31,
	Increase (Decrease)
	2016 over 2015
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$4	$10	$14
Securities available for sale	906	100	1,006
Securities held to maturity	87	17	104
Investment in FRB and FHLB Banks	38	(83)	(45)
Loans	3,451	(1,754)	1,697
Total interest income	4,486	(1,710)	2,776

Money market deposit accounts	61	65	126
NOW deposit accounts	11	(2)	9
Savings deposits	10	(14)	(4)
Time deposits	(206)	99	(107)
Short-term borrowings	66	141	207
Junior subordinated debt	-	79	79
Long-term debt	-	7	7
Total interest expense	(58)	375	317

Change in FTE net interest income	$4,544	$(2,085)	$2,459

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended March 31,
	2016	2015
(in thousands)
Insurance and other financial services revenue	$6,946	$6,374
Service charges on deposit accounts	3,939	4,072
ATM and debit card fees	4,583	4,248
Retirement plan administration fees	3,754	3,196
Trust	4,376	4,450
Bank owned life insurance	1,291	1,559
Net securities gains	29	14
Other	3,449	2,621
Total noninterest income	$28,367	$26,534

Noninterest income for the three months ended March 31, 2016 was $28.4 million, up $1.8 million from the same period in 2015.  The increase was due primarily to increases in ATM and debit card fees from an increase in the number of accounts and usage, retirement plan administration fees resulting from the acquisition of TPA, insurance revenue from increased contingency revenue, and other noninterest income stemming from an increase in swap fees.  These increases were partially offset by a decrease in bank owned life insurance income due to higher benefit payments received in 2015.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2016	2015
(in thousands)
Salaries and employee benefits	$32,441	$30,182
Occupancy	5,491	6,066
Data processing and communications	4,050	4,103
Professional fees and outside services	3,231	3,497
Equipment	3,460	3,249
Office supplies and postage	1,547	1,619
FDIC expenses	1,258	1,198
Advertising	504	719
Amortization of intangible assets	1,096	1,284
Loan collection and other real estate owned	705	872
Other	4,441	4,913
Total noninterest expense	$58,224	$57,702

Noninterest expense for the three months ended March 31, 2016 was $58.2 million, up $0.5 million from the first quarter of 2015. This increase was due primarily to a $2.3 million, or 7.5%, increase in salaries and employee benefits in the first quarter of 2016 as compared with the first quarter of 2015.  This increase was driven by higher salary and benefit costs from higher medical costs, higher salaries, and higher retirement plan expenses.  These increases were partially offset by decreases in occupancy and other noninterest expense.  Occupancy expenses were down in the first quarter of 2016 as compared to the first quarter of 2015 due to the mild winter.

Income Taxes
Income tax expense for the three month period ended March 31, 2016 was $9.7 million, up $0.5 million from the first quarter of 2015.  The increase from the prior period was due primarily to a higher level of pretax income in the first quarter of 2016.  The effective tax rate was 34.0% for the first quarter of 2016  and 33.6% for the first quarter of 2015.

ANALYSIS OF FINANCIAL CONDITION

Securities
Total securities increased $81.7 million, or 4.9%, from December 31, 2015 to March 31, 2016.  The securities portfolio represents 20.5% of total assets as of March 31, 2016 as compared to 20.0% as of December 31, 2015.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2016	December 31, 2015
Mortgage-backed securities:
With maturities 15 years or less	24%	25%
With maturities greater than 15 years	1%	1%
Collateral mortgage obligations	44%	41%
Municipal securities	14%	13%
US agency notes	16%	19%
Other	1%	1%
Total	100%	100%

The Company’s mortgage backed securities, U.S. agency notes, and collateralized mortgage obligations are all “prime/conforming” and are guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks, or Ginnie Mae (“GNMA”).  GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government.  Currently, there are no subprime mortgages in our investment portfolio.  Refer to Note 3 of the Notes to Unaudited Interim Consolidated Financial Statements for information related to other than temporary impairment considerations.

Loans
A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

	March 31, 2016	December 31, 2015
Residential real estate mortgages	$1,211,821	$1,196,780
Commercial	1,168,191	1,159,089
Commercial real estate mortgages	1,448,920	1,430,618
Consumer	1,620,669	1,568,204
Home equity	518,208	528,442
Total loans and leases	$5,967,809	$5,883,133

Total loans increased by $84.7 million, or 1.4%, at March 31, 2016 from December 31, 2015, or 5.8% annualized during the three months ended March 31, 2016.  The increase in loans in the first quarter resulted from growth in the commercial, residential and consumer portfolios. Consumer loan growth was supplemented with approximately $30 million in loans from LendingClub Corporation as part of the Company's ongoing relationship which began with the sale of Springstone LLC in the second quarter of 2014. Loans represent approximately 70.4% of assets as of March 31, 2016, as compared to 71.2% as of December 31, 2015.

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

Allowance For Loan Losses
	Three months ended
	March 31, 2016		March 31, 2015
Balance, beginning of period	$63,018		$66,359
Recoveries	1,761		1,038
Charge-offs	(6,559)		(5,680)
Net charge-offs	(4,798)		(4,642)
Provision for loan losses	6,098		3,642
Balance, end of period	$64,318		$65,359
Composition of Net Charge-offs
Commercial and agricultural	$328	-7%	$(564)	12%
Real estate mortgage	(687)	14%	(448)	10%
Consumer	(4,439)	93%	(3,630)	78%
Net charge-offs	$(4,798)	100%	$(4,642)	100%
Annualized net charge-offs to average loans	0.33%		0.34%

Net charge-offs were $4.8 million for the three months ended March 31, 2016, up from $4.6 million for the same period in 2015.  Provision expense was $6.1 million for the three months ended March 31, 2016, as compared with $3.6 million for the first quarter of 2015.  Provision expense was higher than the prior year primarily due to loan growth.  Annualized net charge-offs to average loans for the first quarter of 2016 was 0.33%, compared with 0.38% for the full year of 2015 and 0.34% for the first quarter of 2015.

Nonperforming loans to total loans was 0.69% at March 31, 2016, up from 0.64% for the prior quarter, and down from 0.85% at March 31, 2015.

The allowance for loan losses totaled $64.3 million at March 31, 2016, compared to $63.0 million at December 31, 2015, and $65.4 million at March 31, 2015.  The allowance for loan losses as a percentage of loans was 1.08% (1.18% excluding acquired loans with no related allowance recorded) at March 31, 2016, compared to 1.07% (1.18% excluding acquired loans with no related allowance recorded) at December 31, 2015 and 1.16% (1.29% excluding acquired loans with no related allowance recorded) at March 31, 2015.

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

Nonperforming Assets

(Dollars in thousands)	March 31, 2016		December 31, 2015
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$21,943	57%	$14,655	43%
Real estate mortgages	5,039	13%	8,625	26%
Consumer	8,317	21%	6,009	18%
Troubled debt restructured loans	3,645	9%	4,455	13%
Total nonaccrual loans	38,944	100%	33,744	100%
Loans 90 days or more past due and still accruing
Real estate mortgages	234	11%	1,022	28%
Consumer	1,951	89%	2,640	72%
Total loans 90 days or more past due and still accruing	2,185	100%	3,662	100%

Total nonperforming loans	41,129		37,406
Other real estate owned (OREO)	2,716		4,666
Total nonperforming assets	$43,845		$42,072
Total nonperforming loans to total loans and leases	0.69%		0.64%
Total nonperforming assets to total assets	0.52%		0.51%
Allowance for loan losses to total nonperforming loans	156.38%		168.47%

Past due loans as a percentage of total loans was 0.50% at March 31, 2016, down from 0.62% at December 31, 2015.  For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios  may not necessarily be directly comparable with periods prior to the acquisition, or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans,  and total allowance for loan losses to nonperforming loans.  As of March 31, 2016, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.18% and 175.40%, respectively. As of December 31, 2015, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.18% and 193.00%, respectively.

Loans acquired that were not deemed to be impaired at acquisition and were classified as non-accrual and greater than 90 days past due and still accruing prior to acquisition, continued to be classified as non-accrual and 90 days past due and still accruing immediately after the acquisition. Loans acquired that were classified as troubled debt restructurings prior to acquisition are no longer classified as such immediately following the acquisition. Acquired credit impaired loans from acquisitions were not classified non-accrual, even though they may be contractually past due, because we expect to fully collect the recorded investment of such loans.

In addition to nonperforming loans, the Company has also identified approximately $70.6 million in potential problem loans at March 31, 2016 as compared to $73.8 million at December 31, 2015.  At March 31, 2016, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Deposits

Total deposits were $6.9 billion at March 31, 2016, up $300.2 million, or 4.5%, from December 31, 2015, due primarily to seasonal growth in municipal deposits in the first quarter of 2016.  Total average deposits for the three months ended March 31, 2016 increased $361.0 million, or 5.7%, from the same period in 2015, due primarily to organic deposit growth in 2015.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $347.9 million at March 31, 2016 compared to $442.5 million at December 31, 2015.  Long-term debt was $130.4 million at March 31, 2016 and December 31, 2015.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $881.7 million represented 10.41% of total assets at March 31, 2016, compared with $882.0 million, or 10.67% as of December 31, 2015.  The slight decrease in stockholders' equity resulted primarily from the stock buyback during the first quarter of 2016, offset by net income of $18.9 million for the first quarter of 2016.

The Company purchased 675,535 shares of its common stock during the first quarter of 2016 at an average price of $25.45 per share under a previously announced plan.  As of March 31, 2016, there were 277,313 shares available for repurchase under this plan announced on July 27, 2015 and set to expire on December 31, 2016.  On March 28, 2016, the Company's Board of Directors authorized a new program for the Company to repurchase up to an additional 1,000,000 shares of its outstanding common stock.  This plan expires on December 31, 2017.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company's Board of Directors approved a 2016 second-quarter cash dividend of $0.22 per share at a meeting held on May 3, 2016. The dividend will be paid on June 15, 2016 to stockholders of record as of June 1, 2016.  The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2016 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, Tier 1 leverage, Common equity tier 1 capital, Tier 1 capital and Total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	March 31, 2016	December 31, 2015
Tier 1 leverage ratio	9.15%	9.44%
Common equity tier 1 capital ratio	9.79%	10.20%
Tier 1 capital ratio	11.28%	11.73%
Total risk-based capital ratio	12.29%	12.74%
Cash dividends as a percentage of net income	50.14%	49.92%
Per common share:
Book value	$20.57	$20.31
Tangible book value (1)	$13.99	$13.79

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2016 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(3.31%)
-100	(2.10%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At March 31, 2016, the Company’s Basic Surplus measurement was 15.8% of total assets or approximately $1.3 billion as compared to the December 31, 2015 Basic Surplus of 18.6% or $1.5 billion, and was above the Company’s minimum of 5% or $424 million set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2016, approximately $54.8 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At March 31, 2016 and December 31, 2015, FHLB advances outstanding totaled approximately $303 million and $432 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.2 billion at March 31, 2016 and $1.1 billion at December 31, 2015.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $449 million at March 31, 2016, or used to collateralize other borrowings, such as repurchase agreements.  At March 31, 2016 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $810 million.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities.  Simplifications that may apply to the Bank are:

·
All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.

·	Excess tax benefits should be classified along with other income tax cash flows as an operating activity.

·	An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.

·	The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.

·	Cash paid by an employer when directly withholding shares for taxwithholding purposes should be classified as a financing activity.

This guidance is effective for the Company for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the effect the guidance will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07 - Investments - Equity Method and Joint Ventures (Topic 323).  The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.

The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company is evaluating this guidance and does not believe adoption of this guidance will have a material affect on our financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-06 - Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.  The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence.

The amendments in this Update clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments are an improvement to GAAP because they eliminate diversity in practice in assessing embedded contingent call (put) options in debt instruments.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company is evaluating this guidance and does not believe adoption of this guidance will have a material affect on our financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-05 - Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.  The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company is evaluating this guidance and does not believe adoption of this guidance will have a material affect on our financial statements or disclosures.

In February 2016, the FASB issued ASU No. 2016-02 – Leases (Topic 842).  This new guidance requires lessees to recognize the rights and obligations resulting from leases as assets and liabilities.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position.

For finance leases, a lessee is required to do the following:

1. Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position

2. Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income

3. Classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

For operating leases, a lessee is required to do the following:

1. Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position

2. Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis

3. Classify all cash payments within operating activities in the statement of cash flows.

The amendments in this Update are effective for fiscal years beginning after December 15, 2018 for the Bank and we are evaluating the impact of this guidance on our financial statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01 – Financial Instruments - Overall (Subtopic 825-10) – Recognition and measurement of Financial Assets and Financial Liabilities.  The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The amendments in this Update make targeted improvements to generally accepted accounting principles (GAAP) as follows:

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB approved deferral of the effective date of this guidance.  This guidance is effective prospectively for the Company for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Company’s consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company's disclosure controls and procedures were effective.

There  were  no changes made in the Company's internal control over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company’s 2015 Annual Report on Form 10-K.

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A of our 2015 Annual Report on Form 10-K.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
1/1/16 - 1/31/16	112,416	$25.15	112,416	840,432
2/1/16 - 2/29/16	563,119	25.51	563,119	277,313
3/1/16 - 3/31/16	-	-	-	1,277,313
Total	675,535	$25.45	675,535	1,277,313

(1)   The Company purchased 675,535 shares of its common stock during the first quarter of 2016 at an average price of $25.45 per share under a previously announced plan.  As of March 31, 2016, there were 277,313 shares available for repurchase under this plan announced on July 27, 2015 and set to expire on December 31, 2016.  On March 28, 2016, the NBT Board of Directors authorized a new program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock.  This plan expires on December 31, 2017.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

None

Item 5 – OTHER INFORMATION

None

Item 6 – EXHIBITS

3.1   Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 and incorporated herein by reference).

3.2 Amended and Restated By-laws of NBT Bancorp Inc., effective July 1, 2015 (filed as Exhibit 3.1 to the Registrant's Form 8-K, filed on July 1, 2015 and incorporated herein by reference).

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of May 2016.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

3.1   Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 and incorporated herein by reference).

3.2 Amended and Restated By-laws of NBT Bancorp Inc., effective July 1, 2015 (filed as Exhibit 3.1 to the Registrant's Form 8-K, filed on July 1, 2015 and incorporated herein by reference).

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