Form 10-Q
period 2016-06-30
NBT BANCORP INC
filed 2016-08-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.
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
Yes ☐  No ☒

As of July 31, 2016, there were 43,069,068 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended June 30, 2016

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30 2016	December 31 2015
(In thousands, except share and per share data)
Assets
Cash and due from banks	$151,775	$130,593
Short-term interest bearing accounts	19,828	9,704
Securities available for sale, at fair value	1,271,596	1,174,544
Securities held to maturity (fair value $512,349 and $473,140, respectively)	500,840	471,031
Trading securities	8,591	8,377
Federal Reserve and Federal Home Loan Bank stock	45,260	36,673
Loans	6,039,393	5,883,133
Less allowance for loan losses	64,568	63,018
Net loans	5,974,825	5,820,115
Premises and equipment, net	84,596	88,826
Goodwill	265,957	265,957
Intangible assets, net	15,241	17,265
Bank owned life insurance	163,149	117,044
Other assets	123,122	122,517
Total assets	$8,624,780	$8,262,646

Liabilities
Demand (noninterest bearing)	$2,031,078	$1,998,165
Savings, NOW, and money market	3,826,626	3,697,851
Time	882,712	908,827
Total deposits	6,740,416	6,604,843
Short-term borrowings	666,424	442,481
Long-term debt	110,306	130,447
Junior subordinated debt	101,196	101,196
Other liabilities	110,085	101,675
Total liabilities	7,728,427	7,380,642

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at June 30, 2016 and December 31, 2015; issued 49,651,494 at June 30, 2016 and December 31, 2015	497	497
Additional paid-in-capital	573,067	576,726
Retained earnings	482,074	462,232
Accumulated other comprehensive loss	(11,147)	(22,418)
Common stock in treasury, at cost, 6,658,554 and 6,220,792 shares at June 30, 2016 and December 31, 2015, respectively	(148,138)	(135,033)
Total stockholders’ equity	896,353	882,004
Total liabilities and stockholders’ equity	$8,624,780	$8,262,646

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Income (unaudited)	2016	2015	2016	2015
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$62,449	$59,873	$123,679	$119,391
Securities available for sale	5,976	5,144	11,963	10,089
Securities held to maturity	2,496	2,315	4,784	4,598
Other	454	395	903	875
Total interest, fee, and dividend income	71,375	67,727	141,329	134,953
Interest expense
Deposits	3,605	3,517	7,202	7,090
Short-term borrowings	579	144	907	265
Long-term debt	773	836	1,606	1,662
Junior subordinated debt	641	545	1,260	1,085
Total interest expense	5,598	5,042	10,975	10,102
Net interest income	65,777	62,685	130,354	124,851
Provision for loan losses	4,780	3,898	10,878	7,540
Net interest income after provision for loan losses	60,997	58,787	119,476	117,311
Noninterest income
Insurance and other financial services revenue	5,625	5,836	12,571	12,210
Service charges on deposit accounts	4,166	4,285	8,105	8,357
ATM and debit card fees	4,934	4,679	9,517	8,927
Retirement plan administration fees	4,054	3,566	7,808	6,762
Trust	4,937	5,196	9,313	9,646
Bank owned life insurance	1,271	928	2,562	2,487
Net securities gains	1	26	30	40
Other	4,626	3,699	8,075	6,320
Total noninterest income	29,614	28,215	57,981	54,749
Noninterest expense
Salaries and employee benefits	32,931	30,831	65,372	61,013
Occupancy	5,254	5,412	10,745	11,478
Data processing and communications	4,121	4,288	8,171	8,391
Professional fees and outside services	3,331	3,395	6,562	6,892
Equipment	3,547	3,316	7,007	6,565
Office supplies and postage	1,676	1,627	3,223	3,246
FDIC expenses	1,293	1,280	2,551	2,478
Advertising	595	734	1,099	1,453
Amortization of intangible assets	928	1,187	2,024	2,471
Loan collection and other real estate owned, net	845	22	1,550	894
Other	5,924	5,872	10,365	10,785
Total noninterest expense	60,445	57,964	118,669	115,666
Income before income tax expense	30,166	29,038	58,788	56,394
Income tax expense	10,257	9,757	19,988	18,947
Net income	$19,909	$19,281	$38,800	$37,447
Earnings per share
Basic	$0.46	$0.44	$0.90	$0.85
Diluted	$0.46	$0.43	$0.89	$0.84

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Comprehensive Income (unaudited)	2016	2015	2016	2015
(In thousands)
Net income	$19,909	$19,281	38,800	$37,447
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) arising during the period (pre-tax amounts of $3,730, ($5,277), $16,941 and ($434))	2,278	(3,223)	10,350	(266)
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $1, $26, $30 and $40)	-	(16)	(19)	(24)
Unrealized losses on derivatives (cash flow hedges) (pre-tax amounts of ($62), $-, ($62) and $-)	(38)	-	(38)	-
Amortization of unrealized net gains and losses related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $280, $336, $576 and $671)	171	205	352	410
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $513, $561, $1,024 and $1,122)	313	342	626	684
Total other comprehensive income (loss)	2,724	(2,692)	11,271	804
Comprehensive income	$22,633	$16,589	50,071	$38,251

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2014	$497	$576,504	$423,956	$(17,027)	$(119,749)	$864,181
Net income	-	-	37,447	-	-	37,447
Cash dividends - $0.43 per share	-	-	(18,957)	-	-	(18,957)
Purchase of 433,351 treasury shares	-	-	-	-	(10,672)	(10,672)
Net issuance of 222,326 shares to employee benefit plans and other stock plans, including tax benefit	-	(3,568)	-	-	4,060	492
Stock-based compensation	-	2,676	-	-	-	2,676
Other comprehensive income	-	-	-	804	-	804
Balance at June 30, 2015	$497	$575,612	$442,446	$(16,223)	$(126,361)	$875,971

Balance at December 31, 2015	$497	$576,726	$462,232	$(22,418)	$(135,033)	$882,004
Net income	-	-	38,800	-	-	38,800
Cash dividends - $0.44 per share	-	-	(18,958)	-	-	(18,958)
Purchase of 675,535 treasury shares	-	-	-	-	(17,193)	(17,193)
Net issuance of 237,824 shares to employee benefit plans and other stock plans, including tax benefit	-	(5,945)	-	-	4,088	(1,857)
Stock-based compensation	-	2,286	-	-	-	2,286
Other comprehensive income	-	-	-	11,271	-	11,271
Balance at June 30, 2016	$497	$573,067	$482,074	$(11,147)	$(148,138)	$896,353

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Six months ended June 30,
Consolidated Statements of Cash Flows (unaudited)	2016	2015
(In thousands)
Operating activities
Net income	$38,800	$37,447
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	10,878	7,540
Depreciation and amortization of premises and equipment	4,511	4,277
Net accretion on securities	1,816	1,157
Amortization of intangible assets	2,024	2,471
Stock-based compensation	2,286	2,676
Bank owned life insurance income	(2,562)	(2,487)
Purchases of trading securities	(270)	(649)
Losses (gains) on trading securities	56	(26)
Proceeds from sales of loans held for sale	44,598	24,743
Originations and purchases of loans held for sale	(47,298)	(26,051)
Net gains on sales of loans held for sale	(227)	(103)
Net security gains	(30)	(40)
Net gain on sales of other real estate owned	(528)	(1,079)
Net (increase) decrease in other assets	(6,890)	11,647
Net increase (decrease) in other liabilities	2,892	(6,152)
Net cash provided by operating activities	50,056	55,371
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	161,017	125,278
Purchases	(238,610)	(242,304)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	41,440	42,950
Purchases	(70,065)	(41,448)
Other:
Net increase in loans	(164,269)	(185,349)
Proceeds from FHLB stock redemption	64,194	19,085
Purchases of Federal Reserve and FHLB stock	(72,781)	(25,118)
Proceeds from settlement of bank owned life insurance	1,457	1,497
Purchase of bank owned life insurance	(45,000)	-
Purchases of premises and equipment	(2,083)	(2,671)
Proceeds from the sales of other real estate owned	4,583	2,597
Net cash used in investing activities	(320,117)	(305,483)
Financing activities
Net increase in deposits	135,573	71,874
Net increase in short-term borrowings	223,943	195,190
Repayments of long-term debt	(20,141)	(240)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	(1,857)	492
Purchase of treasury stock	(17,193)	(10,672)
Cash dividends	(18,958)	(18,957)
Net cash provided by financing activities	301,367	237,687
Net increase (decrease) in cash and cash equivalents	31,306	(12,425)
Cash and cash equivalents at beginning of period	140,297	146,636
Cash and cash equivalents at end of period	$171,603	$134,211

Supplemental disclosure of cash flow information	Six months ended June 30,
Cash paid during the period for:	2016	2015
Interest	$10,926	$10,628
Income taxes paid	20,809	9,027
Noncash investing activities:
Loans transferred to other real estate owned	$1,608	$2,203

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

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

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial, and NBT Holdings.  Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.”  The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

Note 3.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
June 30, 2016
Federal Agency	$265,194	$1,641	$-	$266,835
State & municipal	37,105	537	(12)	37,630
Mortgage-backed:
Government-sponsored enterprises	379,583	9,683	(1)	389,265
U.S. government agency securities	6,886	547	(13)	7,420
Collateralized mortgage obligations:
Government-sponsored enterprises	492,466	6,942	(5)	499,403
U.S. government agency securities	51,571	668	(4)	52,235
Other securities	16,673	3,744	(1,609)	18,808
Total securities available for sale	$1,249,478	$23,762	$(1,644)	$1,271,596
December 31, 2015
Federal Agency	$312,580	$203	$(1,511)	$311,272
State & municipal	31,208	446	(17)	31,637
Mortgage-backed:
Government-sponsored enterprises	398,086	4,141	(1,068)	401,159
U.S. government agency securities	8,191	560	(14)	8,737
Collateralized mortgage obligations:
Government-sponsored enterprises	364,936	931	(1,828)	364,039
U.S. government agency securities	40,699	348	(115)	40,932
Other securities	13,637	3,249	(118)	16,768
Total securities available for sale	$1,169,337	$9,878	$(4,671)	$1,174,544

Other securities primarily represent marketable equity securities.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
June 30, 2016
Mortgage-backed:
Government-sponsored enterprises	$51,206	$505	$-	$51,711
U.S. government agency securities	566	105	-	671
Collateralized mortgage obligations:
Government-sponsored enterprises	251,069	6,259	(256)	257,072
State & municipal	197,999	4,908	(12)	202,895
Total securities held to maturity	$500,840	$11,777	$(268)	$512,349
December 31, 2015
Mortgage-backed:
Government-sponsored enterprises	$9,432	$-	$(107)	$9,325
U.S. government agency securities	611	95	-	706
Collateralized mortgage obligations:
Government-sponsored enterprises	272,550	1,411	(1,560)	272,401
State & municipal	188,438	2,288	(18)	190,708
Total securities held to maturity	$471,031	$3,794	$(1,685)	$473,140

Securities with amortized costs totaling $1.6 billion at June 30, 2016 and $1.4 billion at December 31, 2015 were pledged to secure public deposits and for other purposes required or permitted by law.  At June 30, 2016 and December 31, 2015, securities with an amortized cost of $193.9 million and $205.9 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to investment securities with unrealized losses for the periods presented:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

June 30, 2016
Investment securities available for sale:
State & municipal	$2,664	$(10)	6	$493	$(2)	1	$3,157	$(12)	7
Mortgage-backed	145	(1)	2	1,010	(13)	5	1,155	(14)	7
Collateralized mortgage obligations	11,020	(9)	2	-	-	-	11,020	(9)	2
Other securities	-	-	-	4,506	(1,609)	3	4,506	(1,609)	3
Total securities with unrealized losses	$13,829	$(20)	10	$6,009	$(1,624)	9	$19,838	$(1,644)	19

Investment securities held to maturity:
Collateralized mortgage obligations	$-	$-	-	$39,767	$(256)	4	$39,767	$(256)	4
State & municipal	918	(12)	2	-	-	-	918	(12)	2
Total securities with unrealized losses	$918	$(12)	2	$39,767	$(256)	4	$40,685	$(268)	6

December 31, 2015
Investment securities available for sale:
Federal agency	$186,685	$(1,312)	15	$19,801	$(199)	2	$206,486	$(1,511)	17
State & municipal	4,599	(14)	7	502	(3)	1	5,101	(17)	8
Mortgage-backed	177,270	(1,068)	33	1,066	(14)	5	178,336	(1,082)	38
Collateralized mortgage obligations	256,265	(1,889)	24	5,218	(54)	2	261,483	(1,943)	26
Other securities	-	-	-	3,235	(118)	2	3,235	(118)	2
Total securities with unrealized losses	$624,819	$(4,283)	79	$29,822	$(388)	12	$654,641	$(4,671)	91

Investment securities held to maturity:
Mortgage-backed	$9,325	$(107)	1	$-	$-	-	$9,325	$(107)	1
Collateralized mortgage obligations	105,604	(281)	12	41,523	(1,279)	4	147,127	(1,560)	16
State & municipal	2,200	(18)	3	-	-	-	2,200	(18)	3
Total securities with unrealized losses	$117,129	$(406)	16	$41,523	$(1,279)	4	$158,652	$(1,685)	20

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses or in other comprehensive income, depending on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss shall be recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes.

In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the historical and implied volatility of the fair value of the security.

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of June 30, 2016, management also has the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of June 30, 2016, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at June 30, 2016:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$28,638	$28,768
From one to five years	278,354	281,204
From five to ten years	154,190	157,898
After ten years	771,623	784,918
	$1,232,805	$1,252,788
Debt securities classified as held to maturity
Within one year	$39,152	$39,185
From one to five years	23,575	23,863
From five to ten years	118,985	122,641
After ten years	319,128	326,660
	$500,840	$512,349

Maturities of mortgage-backed and collateralized mortgage obligations are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2016.

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

Business Banking – The Company offers a variety of loan options to meet the specific needs of our business banking customers including term loans, business banking mortgages and lines of credit.  Such loans are generally less than $0.5 million and are made available to businesses for working capital such as inventory and receivables, business expansion, equipment purchases, and agricultural needs.  Generally, a collateral lien is placed on equipment or other assets owned by the borrower such as inventory and/or receivables.  These loans carry a higher risk than commercial loans due to the smaller size of the borrower and lower levels of capital.  To reduce these risks, the Company obtains personal guarantees of the owners for a majority of the loans.

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

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectability of the portfolio.  For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans, estimates of the Company’s exposure to credit loss reflect a current assessment of a number of factors, which could affect collectability.  These factors include:  past loss experience, loss emergence period, size, trend, composition, and nature of loans;  changes in lending policies and procedures, including underwriting standards and collection,  charge-offs  and  recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market;  portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make loan grade changes as well as recognize additions to the allowance based on their examinations.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments for the three and six months ended June 30, 2016 and 2015:

Three months ended June 30,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of March 31, 2016	$25,299	$31,035	$7,984	$-	$64,318
Charge-offs	(649)	(4,950)	(268)	-	(5,867)
Recoveries	339	907	91	-	1,337
Provision	233	4,479	68	-	4,780
Ending Balance as of June 30, 2016	$25,222	$31,471	$7,875	$-	$64,568

Balance as of March 31, 2015	$31,278	$26,156	$7,698	$227	$65,359
Charge-offs	(584)	(4,275)	(509)	-	(5,368)
Recoveries	280	697	93	-	1,070
Provision	(2,648)	5,736	999	(189)	3,898
Ending Balance as of June 30, 2015	$28,326	$28,314	$8,281	$38	$64,959

Six months ended June 30,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2015	$25,545	$29,253	$7,960	$260	$63,018
Charge-offs	(1,086)	(10,363)	(977)	-	(12,426)
Recoveries	1,104	1,881	113	-	3,098
Provision	(341)	10,700	779	(260)	10,878
Ending Balance as of June 30, 2016	$25,222	$31,471	$7,875	$-	$64,568

Balance as of December 31, 2014	$32,433	$26,720	$7,130	$76	$66,359
Charge-offs	(1,382)	(8,653)	(1,013)	-	(11,048)
Recoveries	514	1,445	149	-	2,108
Provision	(3,239)	8,802	2,015	(38)	7,540
Ending Balance as of June 30, 2015	$28,326	$28,314	$8,281	$38	$64,959

Included in the above table there was $0.8 million and $1.9 million in the allowance for loan losses related to acquired commercial loans as of June 30, 2016 and June 30, 2015, respectively.  Net charge-offs related to acquired loans totaled approximately $0.1 million and $0.1 million during the three months ended June 30, 2016 and 2015, respectively, and approximately $0.4 million and $0.7 million during the six months ended June 30, 2016 and 2015, respectively, and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of June 30, 2016 and December 31, 2015:

Allowance for Loan Losses and Recorded Investment in Loans
(in thousands)

	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
As of June 30, 2016
Allowance for loan losses	$25,222	$31,471	$7,875	$-	$64,568

Allowance for loans individually evaluated for impairment	3,215	-	-	-	3,215

Allowance for loans collectively evaluated for impairment	$22,007	$31,471	$7,875	$-	$61,353

Ending balance of loans	$2,673,691	$2,146,314	$1,219,388		$6,039,393

Ending balance of originated loans individually evaluated for impairment	20,034	8,190	6,174		34,398
Ending balance of acquired loans individually evaluated for impairment	1,205	-	-		1,205
Ending balance of acquired loans collectively evaluated for impairment	268,814	77,387	214,668		560,869
Ending balance of originated loans collectively evaluated for impairment	$2,383,638	$2,060,737	$998,546		$5,442,921

As of December 31, 2015
Allowance for loan losses	$25,545	$29,253	$7,960	$260	$63,018

Allowance for loans individually evaluated for impairment	2,005	-	-	-	2,005

Allowance for loans collectively evaluated for impairment	$23,540	$29,253	$7,960	$260	$61,013

Ending balance of loans	$2,589,707	$2,096,646	$1,196,780		$5,883,133

Ending balance of originated loans individually evaluated for impairment	12,253	7,693	6,017		25,963
Ending balance of acquired loans individually evaluated for impairment	1,205	-	-		1,205
Ending balance of acquired loans collectively evaluated for impairment	284,524	95,427	230,358		610,309
Ending balance of originated loans collectively evaluated for impairment	$2,291,725	$1,993,526	$960,405		$5,245,656

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

The following tables set forth information with regard to past due and nonperforming loans by loan class as of June 30, 2016 and December 31, 2015:

Age Analysis of Past Due Financing Receivables
As of June 30, 2016
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$663	$85	$-	$748	$3,362	$656,219	$660,329
Commercial Real Estate	1,576	-	-	1,576	13,078	1,254,984	1,269,638
Agricultural	86	-	-	86	669	35,007	35,762
Agricultural Real Estate	-	-	-	-	470	29,909	30,379
Business Banking	2,234	461	-	2,695	3,723	401,146	407,564
	4,559	546	-	5,105	21,302	2,377,265	2,403,672

Consumer Loans
Indirect	14,096	3,542	1,398	19,036	1,499	1,528,126	1,548,661
Home Equity	3,499	740	154	4,393	3,241	451,357	458,991
Direct	450	88	20	558	46	60,671	61,275
	18,045	4,370	1,572	23,987	4,786	2,040,154	2,068,927
Residential Real Estate Mortgages	2,695	1,516	27	4,238	6,451	994,031	1,004,720
	$25,299	$6,432	$1,599	$33,330	$32,539	$5,411,450	$5,477,319

ACQUIRED
Commercial Loans
Commercial	$-	$72	$-	$72	$-	$62,882	$62,954
Commercial Real Estate	443	-	-	443	1,313	160,176	161,932
Business Banking	420	389	-	809	406	43,918	45,133
	863	461	-	1,324	1,719	266,976	270,019

Consumer Loans
Indirect	105	8	13	126	68	16,407	16,601
Home Equity	368	-	-	368	440	56,679	57,487
Direct	25	21	1	47	23	3,229	3,299
	498	29	14	541	531	76,315	77,387
Residential Real Estate Mortgages	673	642	-	1,315	2,608	210,745	214,668
	$2,034	$1,132	$14	$3,180	$4,858	$554,036	$562,074
Total Loans	$27,333	$7,564	$1,613	$36,510	$37,397	$5,965,486	$6,039,393

Age Analysis of Past Due Financing Receivables
As of December 31, 2015
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$782	$23	$-	$805	$2,817	$640,696	$644,318
Commercial Real Estate	39	32	-	71	5,546	1,189,280	1,194,897
Agricultural	94	-	-	94	897	33,633	34,624
Agricultural Real Estate	-	-	-	-	1,046	28,172	29,218
Business Banking	912	394	-	1,306	4,247	395,368	400,921
	1,827	449	-	2,276	14,553	2,287,149	2,303,978

Consumer Loans
Indirect	15,731	2,963	2,271	20,965	1,786	1,454,499	1,477,250
Home Equity	3,396	1,671	340	5,407	4,835	454,473	464,715
Direct	425	201	28	654	49	58,551	59,254
	19,552	4,835	2,639	27,026	6,670	1,967,523	2,001,219
Residential Real Estate Mortgages	3,301	365	696	4,362	7,713	954,347	966,422
	$24,680	$5,649	$3,335	$33,664	$28,936	$5,209,019	$5,271,619

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$-	$68,991	$68,991
Commercial Real Estate	-	-	-	-	1,313	165,630	166,943
Business Banking	288	-	-	288	307	49,200	49,795
	288	-	-	288	1,620	283,821	285,729

Consumer Loans
Indirect	143	11	1	155	104	27,516	27,775
Home Equity	327	132	-	459	457	62,811	63,727
Direct	76	20	-	96	43	3,786	3,925
	546	163	1	710	604	94,113	95,427
Residential Real Estate Mortgages	1,443	293	326	2,062	2,584	225,712	230,358
	$2,277	$456	$327	$3,060	$4,808	$603,646	$611,514
Total Loans	$26,957	$6,105	$3,662	$36,724	$33,744	$5,812,665	$5,883,133

There were no material commitments to extend further credit to borrowers with nonperforming loans.

Impaired Loans

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified and nonperforming loans with outstanding balances of $0.5 million or more and all troubled debt restructured loans (“TDRs”) are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows discounted at the loan's original effective interest rate or 3) the loan’s observable market price.  All impaired loans are reviewed on a quarterly basis for changes in the level of impairment.  Any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the unaudited interim consolidated statements of income as a component of the provision for loan losses.

The following table provides information on loans specifically evaluated for impairment as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(in thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans
Commercial	$2,194	$2,444		$2,244	$2,490
Commercial Real Estate	7,836	7,905		3,165	3,175
Agricultural	18	24		576	1,164
Agricultural Real Estate	608	733		618	744
Business Banking	965	1,027		983	1,033
Total Commercial Loans	11,621	12,133		7,586	8,606

Consumer Loans
Indirect	8	19		12	21
Home Equity	8,182	9,121		7,681	8,574
Direct	-	1		-	-
Total Consumer Loans	8,190	9,141		7,693	8,595

Residential Real Estate Mortgages	6,174	6,893		6,017	6,627
Total	25,985	28,167		21,296	23,828

With an allowance recorded:
Commercial Loans
Commercial	1,022	1,022	$495	457	457	$300
Commercial Real Estate	7,391	9,239	1,890	4,210	6,059	970
Total Commercial Loans	8,413	10,261	2,385	4,667	6,516	1,270

ACQUIRED
With an allowance recorded:
Commercial Loans
Commercial Real Estate	1,205	1,321	830	1,205	1,321	735
Total Commercial Loans	1,205	1,321	830	1,205	1,321	735

Total:	$35,603	$39,749	$3,215	$27,168	$31,665	$2,005

The following tables summarize the average recorded investments on impaired loans specifically evaluated for impairment and the interest income recognized for the three and six months ended June 30, 2016 and 2015:

	For the three months ended
	June 30, 2016		June 30, 2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans
Commercial	$3,126	$-	$1,768	$61
Commercial Real Estate	15,278	-	9,060	41
Agricultural	18	-	19	-
Agricultural Real Estate	610	11	630	12
Business Banking	969	6	975	2
Consumer Loans
Indirect	9	-	16	-
Home Equity	8,223	120	6,692	92
Direct	-	-	1	-
Residential Real Estate Mortgage	6,203	67	4,636	33
Total Originated	$34,436	$204	$23,797	$241

ACQUIRED
Commercial Loans
Commercial	-	-	2,602	-
Commercial Real Estate	1,205	-	7,205	-
Total Acquired	$1,205	$-	$9,807	$-
Total Loans	$35,641	$204	$33,604	$241

	For the six months ended
	June 30, 2016		June 30, 2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans
Commercial	$2,972	$-	$1,742	$86
Commercial Real Estate	14,264	74	9,091	82
Agricultural	98	1	19	1
Agricultural Real Estate	613	22	633	23
Business Banking	973	12	932	6
Consumer Loans
Indirect	10	-	11	-
Home Equity	8,093	241	6,560	164
Direct	-	-	1	-
Residential Real Estate Mortgage	6,154	134	4,476	63
Total Originated	$33,177	$484	$23,465	$425

ACQUIRED
Commercial Loans
Commercial	-	-	2,722	-
Commercial Real Estate	1,205	-	7,176	-
Total Acquired	$1,205	$-	$9,898	$-
Total Loans	$34,382	$484	$33,363	$425

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

The following tables illustrate the Company’s credit quality by loan class as of June 30, 2016 and December 31, 2015:

Credit Quality Indicators
As of June 30, 2016

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$610,816	$1,219,723	$35,365	$29,448	$1,895,352
Special Mention	17,774	13,035	1	5	30,815
Substandard	31,739	36,880	388	926	69,933
Doubtful	-	-	8	-	8
Total	$660,329	$1,269,638	$35,762	$30,379	$1,996,108

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$393,805				$393,805
Classified	13,759				13,759
Total	$407,564				$407,564

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,545,764	$455,596	$61,209		$2,062,569
Nonperforming	2,897	3,395	66		6,358
Total	$1,548,661	$458,991	$61,275		$2,068,927

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$998,242				$998,242
Nonperforming	6,478				6,478
Total	$1,004,720				$1,004,720

Credit Quality Indicators
As of June 30, 2016

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate		Total
Pass	$59,681	$150,076		$209,757
Special Mention	1,447	1,799		3,246
Substandard	1,826	10,057		11,883
Total	$62,954	$161,932		$224,886

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$41,739			$41,739
Classified	3,394			3,394
Total	$45,133			$45,133

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$16,520	$57,047	$3,275	$76,842
Nonperforming	81	440	24	545
Total	$16,601	$57,487	$3,299	$77,387

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$212,060			$212,060
Nonperforming	2,608			2,608
Total	$214,668			$214,668

Credit Quality Indicators
As of December 31, 2015

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$604,405	$1,144,832	$33,565	$27,320	$1,810,122
Special Mention	9,726	21,587	311	429	32,053
Substandard	30,187	28,478	740	1,469	60,874
Doubtful	-	-	8	-	8
Total	$644,318	$1,194,897	$34,624	$29,218	$1,903,057

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$386,397				$386,397
Classified	14,524				14,524
Total	$400,921				$400,921
Total
Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,473,193	$459,540	$59,177		$1,991,910
Nonperforming	4,057	5,175	77		9,309
Total	$1,477,250	$464,715	$59,254		$2,001,219

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$958,013				$958,013
Nonperforming	8,409				8,409
Total	$966,422				$966,422

Credit Quality Indicators
As of December 31, 2015

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate		Total
Pass	$67,241	$154,871		$222,112
Special Mention	802	2,174		2,976
Substandard	948	9,898		10,846
Total	$68,991	$166,943		$235,934

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$46,032			$46,032
Classified	3,763			3,763
Total	$49,795			$49,795

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$27,670	$63,270	$3,882	$94,822
Nonperforming	105	457	43	605
Total	$27,775	$63,727	$3,925	$95,427

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$227,448			$227,448
Nonperforming	2,910			2,910
Total	$230,358			$230,358

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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	2	$74	$73
Total Consumer	2	74	73

Residential Real Estate	2	152	151

Total Troubled Debt Restructurings	4	$226	$224

	Three months ended June 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial	1	$1,165	$1,165
Business Banking	1	190	176
Total Commercial	2	1,355	1,341

Consumer
Home Equity	12	1,071	1,128
Total Consumer	12	1,071	1,128

Residential Real Estate	6	370	770

Total Troubled Debt Restructurings	20	$2,796	$3,239

	Six months ended June 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	14	$1,109	$1,017
Total Consumer	14	1,109	1,017

Residential Real Estate	6	683	578

Total Troubled Debt Restructurings	20	$1,792	$1,595

	Six months ended June 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial	1	$1,165	$1,165
Business Banking	1	190	176
Total Commercial	2	1,355	1,341

Consumer
Home Equity	31	2,218	2,236
Total Consumer	31	2,218	2,236

Residential Real Estate	15	1,072	1,522

Total Troubled Debt Restructurings	48	$4,645	$5,099

There were no defaults on TDRs for the three months ended June 30, 2016 and 2015. The following table illustrates the recorded investment and number of modifications for TDRs within the six months ended June 30, 2016 and 2015 where a concession has been made and subsequently defaulted during the period:

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Consumer
Home Equity	-	$-	4	$233

Residential Real Estate	1	175	-	-

Total Troubled Debt Restructurings	1	$175	4	$233

Note 5.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at June 30, 2016.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds.  The Company is not required to make contributions to the Plan in 2016 and did not do so during the six months ended June 30, 2016.

Market conditions can result in an unusually high degree of volatility and increase the risks and short-term liquidity associated with certain investments held by the Plan which could impact the value of these investments.

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

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
Components of net periodic (benefit) cost:	2016	2015	2016	2015
Service cost	$560	$655	$4	$4
Interest cost	1,051	998	94	91
Expected return on plan assets	(1,835)	(2,150)	-	-
Net amortization	483	546	29	15
Total cost (benefit)	$259	$49	$127	$110

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
Components of net periodic (benefit) cost:	2016	2015	2016	2015
Service cost	$1,120	$1,310	$8	$8
Interest cost	2,102	1,996	188	182
Expected return on plan assets	(3,670)	(4,300)	-	-
Net amortization	966	1,092	58	30
Total cost (benefit)	$518	$98	$254	$220

Note 6.	Earnings Per Share

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the unaudited interim consolidated statements of income.

Three months ended June 30,	2016	2015
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,099	44,007
Net income	$19,909	$19,281
Basic EPS	$0.46	$0.44

Diluted EPS:
Weighted average common shares outstanding	43,009	44,007
Dilutive effect of common stock options and restricted stock	354	523
Weighted average common shares and common share equivalents	43,363	44,530
Net income	$19,909	$19,281
Diluted EPS	$0.46	$0.43

Six months ended June 30,	2016	2015
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,220	44,079
Net income	$38,800	$37,447
Basic EPS	$0.90	$0.85

Diluted EPS:
Weighted average common shares outstanding	43,220	44,079
Dilutive effect of common stock options and restricted stock	364	510
Weighted average common shares and common share equivalents	43,584	44,589
Net income	$38,800	$37,447
Diluted EPS	$0.89	$0.84

There were 33,179 and 339,109 stock options for the quarter ended June 30, 2016 and June 30, 2015 respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 25,139 and 340,034 stock options for the six months ended June 30, 2016 for the six months ended June 30, 2015 respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss) (in thousands):

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income (loss)
	Three months ended
	June 30, 2016	June 30, 2015
Securities:
Gains on available for sale securities	$(1)	$(26)	Net securities gains
Amortization of unrealized gains and losses related to securities transfer	280	336	Interest income
Tax benefit	(108)	(121)	Income tax expense
Net of tax	$171	$189

Pension and other benefits:
Amortization of net losses	$515	$567	Salaries and employee benefits
Amortization of prior service costs	(3)	(6)	Salaries and employee benefits
Tax benefit	(199)	(219)	Income tax expense
Net of tax	$313	$342

Total reclassifications during the period, net of tax	$484	$531

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income (loss)
	Six months ended
	June 30, 2016	June 30, 2015
Securities:
Gains on available for sale securities	$(30)	(40)	Net securities gains
Amortization of unrealized gains and losses related to securities transfer	576	671	Interest income
Tax benefit	(213)	(245)	Income tax expense
Net of tax	$333	$386

Pension and other benefits:
Amortization of net losses	$1,030	$1,133	Salaries and employee benefits
Amortization of prior service costs	(6)	(11)	Salaries and employee benefits
Tax benefit	(398)	(438)	Income tax expense
Net of tax	$626	$684

Total reclassifications during the period, net of tax	$959	$1,070

Note 8.	Fair Value Measurements and Fair Value of Financial Instruments

GAAP states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Fair value measurements are not adjusted for transaction costs.  A fair value hierarchy exists within GAAP that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

For the six month period ending June 30, 2016, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016
Assets:
Securities Available for Sale:
Federal Agency	$-	$266,835	$-	$266,835
State & municipal	-	37,630	-	37,630
Mortgage-backed	-	396,685	-	396,685
Collateralized mortgage obligations	-	551,638	-	551,638
Other securities	9,458	9,350	-	18,808
Total Securities Available for Sale	$9,458	$1,262,138	$-	$1,271,596
Trading Securities	8,591	-	-	8,591
Interest Rate Swaps	-	17,775	-	17,775
Total	$18,049	$1,279,913	$-	$1,297,962

Liabilities:
Interest Rate Swaps	$-	$17,838	$-	$17,838
Total	$-	$17,838	$-	$17,838

December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets:
Securities Available for Sale:
Federal Agency	$-	$311,272	$-	$311,272
State & municipal	-	31,637	-	31,637
Mortgage-backed	-	409,896	-	409,896
Collateralized mortgage obligations	-	404,971	-	404,971
Other securities	7,526	9,242	-	16,768
Total Securities Available for Sale	$7,526	$1,167,018	$-	$1,174,544
Trading Securities	8,377	-	-	8,377
Interest Rate Swaps	-	6,224	-	6,224
Total	$15,903	$1,173,242	$-	$1,189,145

Liabilities:
Interest Rate Swaps	$-	$6,224	$-	$6,224
Total	$-	$6,224	$-	$6,224

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

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held to maturity securities. The only nonrecurring fair value measurements recorded during the six month period ended June 30, 2016 were related to impaired loans.  For the six month periods ending June 30, 2016 and June 30, 2015, the Company had $9.6 million and $8.7 million, respectively, of loans recorded at fair value resulting in specific allowance reserves of $3.2 million and $2.9 million, respectively.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at June 30, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		June 30, 2016		December 31, 2015
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$500,840	$512,349	$471,031	$473,140
Net loans	3	5,974,825	6,136,103	5,820,115	5,958,427
Financial liabilities
Time deposits	2	$882,712	$886,047	$908,827	$903,501
Long-term debt	2	110,306	111,968	130,447	131,268
Junior subordinated debt	2	101,196	96,583	101,196	97,346

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust and investment management operation that contributes net fee income annually. The trust and investment management operation is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities include the benefits resulting from the low-cost funding of deposit liabilities as compared to the cost of borrowing funds in the market, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value.

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

Interest Rate Swaps

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income. The notional amount of these customer derivative agreement and the offsetting derivative counterparty positions each totaled $288.1 million at June 30, 2016. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $17.8 million. At December 31, 2015, the notional amount of these customer derivate agreements and the offsetting derivative counterparty positions each totaled $192.6 million. At December 31, 2015, fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $6.2 million.

In June 2016, the Company entered into interest rate swaps to modify the interest rate characteristics of certain short-term FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges. The notional amount of these interest rate derivative agreements total $150 million at June 30, 2016. Fair values included in other liabilities on the consolidated balance sheet applicable to these agreements amounted to $0.1 million at June 30, 2016.

Note 9.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $1.4 billion at June 30, 2016 and $1.3 billion at December 31, 2015.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $42.4 million at June 30, 2016 and $31.5 million at December 31, 2015.  As of June 30, 2016, the fair value of standby letters of credit was not significant to the Company’s unaudited interim consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  There were no commercial letters of credit at June 30, 2016 and $11.3 million at December 31, 2015.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2015 for an understanding of the following discussion and analysis.  Operating results for the six-month period ending June 30, 2016 are not necessarily indicative of the results of the full year ending December 31, 2016 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,”  “projects,”  “will,”  “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply including those under the Dodd-Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

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

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America ("GAAP").  These measures adjust GAAP measures to exclude the effects of acquisition related intangible amortization expense on earnings and equity as well as providing a fully taxable equivalent yield on securities and loans. Where non-GAAP disclosures are used in this Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables.  Management believes that these non-GAAP measures provide useful information that is important to an understanding of the results of the NBT’s core business as well as provide information standard in the financial institution industry. Non-GAAP measures should not be considered substitutes for financial measures determined in accordance with GAAP and investors should consider NBT’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of NBT.

Critical Accounting Policies

The Company has identified policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, pension accounting, other-than-temporary impairment, provision for income taxes, and intangible assets.

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

Management is required to make various assumptions in valuing the Company’s pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Citigroup Pension Liability Index, market interest rates, and discounted cash flows in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

The Company is subject to examinations from various taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgments used to record tax related assets or liabilities have been appropriate.  Should tax laws change or the taxing authorities determine that management’s assumptions were inappropriate, an adjustment may be required which could have a material adverse effect on the Company’s results of operations.

Another critical accounting policy is the policy for acquired loans. Acquired loans are initially recorded at their acquisition date fair values.  The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date.  Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values, and discount rate.  Subsequent to the acquisition of acquired impaired loans, applicable accounting guidance requires the continued estimation of expected cash flows to be received.  This estimation involves the use of key assumptions and estimates, similar to those used in the initial estimate of fair value.  Changes in expected cash flows could result in the recognition of impairment through provision for credit losses.   Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for the non-impaired acquired loans is similar to originated loans.

As a result of acquisitions, the Company has acquired goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually or when business conditions suggest that an impairment may have occurred.  Goodwill will be reduced to its carrying value through a charge to earnings if impairment exists.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires selection of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and Company-specific risk indicators, all of which are susceptible to change based on changes in economic conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company’s results of operations.

The Company’s policies on the allowance for loan losses, pension accounting, provision for income taxes, acquired loans, and goodwill and intangible assets are disclosed in Note 1 to the consolidated financial statements presented in our 2015 Annual Report on Form 10-K.  All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on average assets, equity and tangible common equity, net interest margin, noninterest income, operating expenses, certain core results, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share, and peer comparisons.  The following information should be considered in connection with the Company's results for the first six months of 2016:

●	Net income for the second quarter of 2016 is up 5.4% compared to the first quarter of 2016 and up 3.3% compared to the second quarter of 2015.

●	Year to date loan growth was 5.3% (annualized)

●	Average demand deposits for the six months ended June 30, 2016 were up 10.5% from the same period in 2015.

Results of Operations

Net income for the three months ended June 30, 2016 was $19.9 million, up from $19.3 million for the same period last year. Earnings per diluted share for the three months ended June 30, 2016 was $0.46, up from $0.43 for the second quarter of 2015. Return on average assets (annualized) was 0.94% for the three months ended June 30, 2016 as compared to 0.97% for the same period last year. Return on average equity (annualized) was 9.00% for the three months ended June 30, 2016 as compared to 8.81% for the three months ended June 30, 2015. Return on average tangible common equity (annualized) was 13.54% for the three months ended June 30, 2016 as compared to 13.47% for the three months ended June 30, 2015.

Net income for the six months ended June 30, 2016 was $38.8 million, up from $37.4 million for the same period last year. Earnings per diluted share for the six months ended June 30, 2016 was $0.89, up from $0.84 for the same period last year. Return on average assets (annualized) was 0.93% for the six months ended June 30, 2016 as compared to 0.96% for the same period last year. Return on average equity (annualized) was 8.81% for the six months ended June 30, 2016 as compared to 8.63% for the six months ended June 30, 2015. Return on average tangible common equity (annualized) was 13.35% for the six months ended June 30, 2016 as compared to 13.28% for the six months ended June 30, 2015.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net Income	$19,909	$19,281	$38,800	$37,447
Amortization of intangible assets (net of tax)	567	725	1,236	1,510
	$20,476	$20,006	$40,036	$38,957

Average stockholders' equity	$890,053	$878,164	$885,181	$874,639
Less: average goodwill and other intangibles	281,709	282,272	282,230	282,887
Average tangible common equity	$608,344	$595,892	$602,951	$591,752

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

Net interest income was $65.8 million for the second quarter of 2016, up $1.2 million from the previous quarter, and up $3.1 million from the second quarter of 2015.  Fully taxable-equivalent ("FTE") net interest margin was 3.44% for the three months ended June 30, 2016, down from 3.47% for the previous quarter and down 3.51% for the second quarter of 2015.  Average interest earning assets were up $203.0 million, or 2.7%, for the second quarter of 2016 as compared to the prior quarter, and up $538.4 million, or 7.4% from the same period in 2015.  This increase from the first quarter of 2016 was driven primarily by loan production.  Annualized loan growth of 4.8% during the second quarter of 2016 was driven by growth in the commercial loan portfolio.  Yields on earning assets decreased by 2 basis points (“bps”) from 3.75% during the first quarter of 2016 to 3.73% for the second quarter of 2016.  Average interest bearing liabilities increased $209.9 million, or 3.9%, from the first quarter of 2016 to the second quarter of 2016, which was driven by a 2.1% increase in interest bearing deposits for the second quarter of 2016.  The rate paid on interest bearing liabilities of 0.41% during the second quarter of 2016 was unchanged from the first quarter of 2016 but slightly higher than the 0.39% paid during the second quarter of 2015 due primarily to an increase in borrowing costs.

Net interest income was $130.4 million for the six months ended June 30, 2016, up $5.5 million from the same period in 2015.  FTE net interest margin was 3.46% for the six months ended June 30, 2016, down from 3.55% for the six months ended June 30, 2015.  Average interest earning assets were up $511.1 million, or 7.1%, for the six months ended June 30, 2016 as compared to the same period in 2015.  This increase from last year was driven primarily by 5.3% annualized loan growth during the first six months of 2016.  Yields on earning assets decreased from 3.84% during the first six months of 2015 to 3.74% for the first six months of 2016, but the decrease was more than offset by growth in earning assets resulting in a 4.4% increase in interest income for the six months ended June 30, 2016 as compared to the same period in 2015.  The yield compression was driven by a 9 bp decrease in loan yields from the first six months of 2015 to the first six months of 2016.  Average interest bearing liabilities increased $325.4 million, or 6.4%, from the six months ended June 30, 2015 to the six months ended June 30, 2016.  Total average deposits increased $374.9 million, or 5.9%, for the six months ended June 30, 2016 as compared to the same period last year driven primarily by growth in noninterest bearing demand deposits of 10.5%, combined with a $185.8 million increase in interest bearing deposits due to growth in money market deposit accounts, NOW accounts and savings accounts.  In addition, average short-term borrowings increased $142.9 million for the six months ended June 30, 2016 as compared to the same period last year.  The rates paid on interest bearing liabilities increased by 1 bp for the six months ended June 30, 2016 to 0.41% as compared to the 0.40% paid in the same period in 2015.  This increase resulted primarily from slightly higher rates paid on short-term borrowings and a change in the mix of interest bearing deposits.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense, and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

Three Months ended
	June 30, 2016			June 30, 2015
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$16,063	$21	0.53%	$9,854	$9	0.36%
Securities available for sale (1)	1,227,367	6,085	1.99%	1,067,619	5,265	1.98%
Securities held to maturity (1)	498,493	3,083	2.49%	452,948	2,813	2.49%
Investment in FRB and FHLB Banks	38,939	433	4.47%	31,564	386	4.90%
Loans (2)	6,007,677	62,627	4.19%	5,688,159	60,067	4.24%
Total interest earning assets	7,788,539	$72,249	3.73%	7,250,144	$68,540	3.79%
Other assets	747,074			685,523
Total assets	$8,535,613			$7,935,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,709,644	$920	0.22%	$1,598,898	$817	0.20%
NOW deposit accounts	1,073,881	134	0.05%	974,504	126	0.05%
Savings deposits	1,143,654	164	0.06%	1,080,954	162	0.06%
Time deposits	906,250	2,387	1.06%	968,714	2,412	1.00%
Total interest bearing deposits	$4,833,429	$3,605	0.30%	$4,623,070	$3,517	0.31%
Short-term borrowings	484,590	579	0.48%	302,693	144	0.19%
Junior subordinated debt	101,196	641	2.55%	101,196	545	2.16%
Long-term debt	124,851	773	2.49%	130,743	836	2.56%
Total interest bearing liabilities	$5,544,066	$5,598	0.41%	$5,157,702	$5,042	0.39%
Demand deposits	1,994,601			1,815,705
Other liabilities	106,893			84,096
Stockholders' equity	890,053			878,164
Total liabilities and stockholders' equity	$8,535,613			$7,935,667
Net interest income (FTE)		66,651			63,498
Interest rate spread			3.32%			3.40%
Net interest margin			3.44%			3.51%
Taxable equivalent adjustment		874			813
Net interest income		$65,777			$62,685

(1) Securities are shown at average amortized cost.
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Six Months ended
	June 30, 2016			June 30, 2015
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$14,851	$43	0.58%	$9,507	$16	0.33%
Securities available for sale (1)	1,207,902	12,174	2.03%	1,043,385	10,349	2.00%
Securities held to maturity (1)	482,204	5,953	2.48%	453,947	5,580	2.48%
Investment in FRB and FHLB Banks	36,205	860	4.78%	31,250	859	5.54%
Loans (2)	5,945,875	124,028	4.19%	5,637,829	119,770	4.28%
Total interest earning assets	7,687,037	$143,058	3.74%	7,175,918	$136,574	3.84%
Other assets	723,134			690,777
Total assets	$8,410,171			$7,866,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,681,787	$1,832	0.22%	$1,571,843	$1,603	0.21%
NOW deposit accounts	1,062,920	266	0.05%	973,390	249	0.05%
Savings deposits	1,124,567	322	0.06%	1,060,606	324	0.06%
Time deposits	914,002	4,782	1.05%	991,681	4,914	1.00%
Total interest bearing deposits	$4,783,276	$7,202	0.30%	$4,597,520	$7,090	0.31%
Short-term borrowings	427,016	907	0.43%	284,160	265	0.19%
Junior subordinated debt	101,196	1,260	2.50%	101,196	1,085	2.16%
Long-term debt	127,636	1,606	2.53%	130,811	1,662	2.56%
Total interest bearing liabilities	$5,439,124	$10,975	0.41%	$5,113,687	$10,102	0.40%
Demand deposits	1,982,458			1,793,328
Other liabilities	103,408			85,041
Stockholders' equity	885,181			874,639
Total liabilities and stockholders' equity	$8,410,171			$7,866,695
Net interest income (FTE)		132,083			126,472
Interest rate spread			3.33%			3.44%
Net interest margin			3.46%			3.55%
Taxable equivalent adjustment		1,729			1,621
Net interest income		$130,354			$124,851

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

Three months ended June 30,
	Increase (Decrease) 2016 over 2015

(in thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$7	$5	$12
Securities available for sale	778	42	820
Securities held to maturity	274	(4)	270
Investment in FRB and FHLB Banks	84	(37)	47
Loans	3,197	(637)	2,560
Total interest income	4,340	(631)	3,709

Money market deposit accounts	57	46	103
NOW deposit accounts	12	(4)	8
Savings deposits	9	(7)	2
Time deposits	(164)	139	(25)
Short-term borrowings	122	313	435
Junior subordinated debt	-	96	96
Long-term debt	(39)	(24)	(63)
Total interest expense	(3)	559	(556)

Change in FTE net interest income	$4,343	$(1,190)	$3,153

Six months ended June 30,
	Increase (Decrease) 2016 over 2015

(in thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$12	$15	$27
Securities available for sale	1,682	143	1,825
Securities held to maturity	364	9	373
Investment in FRB and FHLB Banks	127	(126)	1
Loans	6,705	(2,447)	4,258
Total interest income	8,890	(2,406)	6,484

Money market deposit accounts	119	110	229
NOW deposit accounts	23	(6)	17
Savings deposits	19	(21)	(2)
Time deposits	(390)	258	(132)
Short-term borrowings	182	460	642
Junior subordinated debt	-	175	175
Long-term debt	(37)	(19)	(56)
Total interest expense	(84)	957	873

Change in FTE net interest income	$8,974	$(3,363)	$5,611

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(in thousands)
Insurance and other financial services revenue	$5,625	$5,836	$12,571	$12,210
Service charges on deposit accounts	4,166	4,285	8,105	8,357
ATM and debit card fees	4,934	4,679	9,517	8,927
Retirement plan administration fees	4,054	3,566	7,808	6,762
Trust	4,937	5,196	9,313	9,646
Bank owned life insurance	1,271	928	2,562	2,487
Net securities gains	1	26	30	40
Other	4,626	3,699	8,075	6,320
Total noninterest income	$29,614	$28,215	$57,981	$54,749

Noninterest income for the three months ended June 30, 2016 was $29.6 million, an increase of $1.2 million, or 4.4%, from the prior quarter. The increase from the prior quarter was driven primarily by increases in other noninterest income, trust income, and ATM and debit card fees, which were partially offset by lower insurance and other financial services revenue during the period. Other noninterest income was up $1.2 million, or 34.1%, for the second quarter of 2016 as compared to the first quarter of 2016, due primarily to the gain recognized on the sale of equity investments of $0.8 million during the second quarter of 2016.  The liquidation of these investments made by the Company in order to comply with provisions contained within the Dodd-Frank Wall Street Reform and Consumer Protection Act. Trust income was up $0.6 million, or 12.8%, for the second quarter of 2016 as compared with the first quarter of 2016 due primarily to favorable seasonality of trust income. ATM and debit card fees were up $0.4 million, or 7.7%, from the prior quarter, due to increases in debit card transactions and number of accounts. The above increases were offset by a decrease of $1.3 million, or 19.0%, in insurance and other financial services revenue from the first quarter of 2016 due primarily to seasonality of insurance income.

Noninterest income for the three months ended June 30, 2016 was $29.6 million, an increase of $1.4 million, or 5.0% from the same quarter last year primarily due to  increases in other noninterest income and retirement plan administration fees. Other noninterest income was up $0.9 million, or 25.1%, in the second quarter of 2016 as compared to the second quarter of 2015 due primarily to the above mentioned gain recognized on the sale of equity investments. Retirement plan administration fees increased $0.5 million, or 13.7%, for the second quarter of 2016 as compared to the second quarter of 2015 due to the acquisition of Third Party Administrators, Inc., (“TPA”) in the fourth quarter of 2015.

Noninterest income for the six months ended June 30, 2016 was $58.0 million, up $3.2 million, or 5.9%, from the same period last year.  The increase from the prior year was driven primarily by increases in other noninterest income, retirement plan administration fees, and ATM and debit card fees. Other noninterest income was up $1.8 million, or 27.8%, for the first half of 2016 as compared to the first half of 2015 due primarily to the above mentioned gain on the sale of equity investments and fee income from customer interest rate swaps.  Retirement plan administration fees were up $1.0 million, or 15.5%, for the first half of 2016 as compared to the same period in 2015 due primarily to the 2015 fourth quarter acquisition of TPA. ATM and debit card fees were up $0.6 million, or 6.6%, for the first half of 2016 as compared to the same period last year due to increases in debit card activity and number of accounts.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(in thousands)
Salaries and employee benefits	$32,931	$30,831	$65,372	$61,013
Occupancy	5,254	5,412	10,745	11,478
Data processing and communications	4,121	4,288	8,171	8,391
Professional fees and outside services	3,331	3,395	6,562	6,892
Equipment	3,547	3,316	7,007	6,565
Office supplies and postage	1,676	1,627	3,223	3,246
FDIC expenses	1,293	1,280	2,551	2,478
Advertising	595	734	1,099	1,453
Amortization of intangible assets	928	1,187	2,024	2,471
Loan collection and other real estate owned	845	22	1,550	894
Other	5,924	5,872	10,365	10,785
Total noninterest expense	$60,445	$57,964	$118,669	$115,666

Noninterest expense for the three months ended June 30, 2016 was $60.4 million, an increase of $2.2 million, or 3.8%, from the prior quarter. The increase from the prior quarter was due primarily to increases in other operating and salaries and employee benefits expenses, which were partially offset by a decrease in occupancy expenses during the period. Other operating expenses increased $1.5 million, or 33.4%, from the first quarter of 2016 to the second quarter of 2016 due primarily to higher loan initiation fees due to the timing of loan originations and an increase in fraud losses. Salaries and employee benefits increased $0.5 million, or 1.5%, from the prior quarter due primarily to contract terminations costs of $1.2 million, which were partially offset by $0.5 million in lower medical costs during the period.

Noninterest expense for the three months ended June 30, 2016 was $60.4 million, an increase of $2.5 million, or 4.3%, over the same quarter last year. The increase from the second quarter of 2015 was driven primarily by increases in salaries and employee benefits and loan collection and other real estate owned expenses. Salaries and employee benefits increased $2.1 million, or 6.8%, in the second quarter of 2016 as compared to the second quarter of 2015 due primarily to the $1.2 million contract terminations costs, higher compensation expense due to annual merit and incentive increases, and higher headcount resulting from the TPA acquisition. Loan collection and other real estate owned expenses increased $0.8 million driven by higher gains recognized on the sale of foreclosed property in 2015 as compared to 2016.

Noninterest expense for the six months ended June 30, 2016 was $118.7 million, up $3.0 million, or 2.6%, from the same period in 2015.  The increase is due primarily to an increase in salaries and employee benefit expense of $4.4 million, or 7.1%, due to increases in salaries, medical insurance costs, retirement plan costs and contract termination costs accrued in the second quarter of 2016.  Loan collection and other real estate owned expenses increased $0.7 million in the first six months of 2016 as compared to the same period in 2015 due to a higher level of gains on sales of real estate recorded in first half of 2015.  These increases were partially offset by a $0.7 million decrease in occupancy expenses for the first six months of 2016 as compared to the same period in 2015, driven by lower seasonal maintenance and utilities costs due to the mild winter conditions this year.

Income Taxes

Income tax expense for the three month period ended June 30, 2016 was $10.3 million, up $0.5 million from the second quarter of 2015.  The increase from the prior period was due primarily to a higher level of pretax income in the second quarter of 2016.  The effective tax rate was 34.0% for the second quarter of 2016 as compared with 33.6% for the second quarter of 2015.

Income tax expense for the six month period ended June 30, 2016 was $20.0 million, up $1.0 million from the same period in 2015.  The effective tax rate was 34.0% for the first six months of 2016 as compared to 33.6% for the first six months of 2015.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $127.1 million, or 7.7%, from December 31, 2015 to June 30, 2016.  The securities portfolio represents 20.7% of total assets as of June 30, 2016 as compared to 20.0% as of December 31, 2015.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	June 30, 2016	December 31, 2015
Mortgage-backed securities:
With maturities 15 years or less	22%	25%
With maturities greater than 15 years	3%	1%
Collateral mortgage obligations	46%	41%
Municipal securities	13%	13%
US agency notes	15%	19%
Other	1%	1%
Total	100%	100%

The Company’s mortgage backed securities, U.S. agency notes, and collateralized mortgage obligations are all “prime/conforming” and are guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks, or Ginnie Mae (“GNMA”).  GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government.  Currently, there are no subprime mortgages in our investment portfolio.  Refer to Note 3. Securities to the Company's unaudited interim consolidated financial statements included in this Form 10-Q for information related to other-than-temporary impairment considerations.

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

	June 30, 2016	December 31, 2015
Residential real estate mortgages	$1,219,388	$1,196,780
Commercial	1,176,008	1,159,089
Commercial real estate mortgages	1,497,683	1,430,618
Consumer	1,629,836	1,568,204
Home equity	516,478	528,442
Total loans	$6,039,393	$5,883,133

Total loans increased by $156.3 million, or 2.7%, at June 30, 2016 from December 31, 2015, or 5.3% annualized during the six months ended June 30, 2016.  Loan growth in the six months of 2016 results from growth in the commercial, residential and consumer portfolios. Consumer loan growth was supplemented with approximately $51.6 million in loans purchased from LendingClub Corporation as part of the Company's ongoing relationship which began with the sale of Springstone LLC in the second quarter of 2014. Total loans represent approximately 70.0% of assets as of June 30, 2016, as compared to 71.2% as of December 31, 2015.

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

After a thorough consideration and validation of the factors discussed above, required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses.  These are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Allowance For Loan Losses
	Three months ended
(dollars in thousands)	June 30, 2016		June 30, 2015
Balance, beginning of period	$64,318		$65,359
Recoveries	1,337		1,070
Charge-offs	(5,867)		(5,368)
Net charge-offs	(4,530)		(4,289)
Provision for loan losses	4,780		3,898
Balance, end of period	$64,568		$64,959
Composition of Net Charge-offs
Commercial and agricultural	$(310)	7%	$(304)	7%
Real estate mortgage	(177)	4%	(416)	10%
Consumer	(4,043)	89%	(3,578)	83%
Net charge-offs	$(4,530)	100%	$(4,298)	100%
Annualized net charge-offs to average loans	0.30%		0.30%

Allowance For Loan Losses
	Six months ended
	June 30, 2016		June 30, 2015
Balance, beginning of period	$63,018		$66,359
Recoveries	3,098		2,108
Charge-offs	(12,426)		(11,048)
Net charge-offs	(9,328)		(8,940)
Provision for loan losses	10,878		7,540
Balance, end of period	$64,568		$64,959
Composition of Net Charge-offs
Commercial and agricultural	$18	0%	$(868)	10%
Real estate mortgage	(864)	9%	(864)	10%
Consumer	(8,482)	91%	(7,208)	80%
Net charge-offs	$(9,328)	100%	$(8,940)	100%
Annualized net charge-offs to average loans	0.32%		0.32%

Net charge-offs were $4.5 million for the three months ended June 30, 2016, down from $4.8 million for the prior quarter, but up slightly from $4.3 million for the second quarter of 2015.  Provision expense was $4.8 million for the three months ended June 30, 2016, as compared with $6.1 million for the prior quarter, and $3.9 million for the second quarter of 2015.  Annualized net charge-offs to average loans for the second quarter of 2016 was 0.30%, compared with 0.33% for the first quarter of 2016 and 0.30% for the second quarter of 2015.

Nonperforming loans to total loans was 0.65% at June 30, 2016, down 4 bps from the prior quarter, and down 12 bps from June 30, 2015.  Past due loans as a percentage of total loans were 0.60% at June 30, 2016 as compared to 0.61% at June 30, 2015.

The allowance for loan losses totaled $64.6 million at June 30, 2016, compared to $64.3 million at March 31, 2016, and $65.0 million at June 30, 2015.  The allowance for loan losses as a percentage of loans was 1.07% (1.16% excluding acquired loans with no related allowance recorded) at June 30, 2016, compared to 1.08% (1.18% excluding acquired loans with no related allowance recorded) at March 31, 2016 and 1.13% (1.24% excluding acquired loans with no related allowance recorded) at June 30, 2015.  The decrease in the allowance for loan losses as a percentage of loans from prior periods was due primarily to continued positive trends in asset quality metrics of the originated loan portfolio.

Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing, restructured loans, other real estate owned ("OREO"), and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.  Nonperforming securities, which include securities which management believes are other-than-temporarily impaired, are carried at their estimated fair value and are not accruing interest.

(dollars in thousands)	June 30, 2016		December 31, 2015
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$21,334	58%	$14,655	43%
Real estate mortgages	4,674	12%	8,625	26%
Consumer	7,937	21%	6,009	18%
Troubled debt restructured loans	3,452	9%	4,455	13%
Total nonaccrual loans	37,397	100%	33,744	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	0%	-	0%
Real estate mortgages	27	2%	1,022	28%
Consumer	1,586	98%	2,640	72%
Total loans 90 days or more past due and still accruing	1,613	100%	3,662	100%

Total nonperforming loans	39,010		37,406
OREO	2,211		4,666
Total nonperforming assets	$41,221		$42,072
Total nonperforming loans to total loans	0.65%		0.64%
Total nonperforming assets to total assets	0.48%		0.51%
Allowance for loan losses to total nonperforming loans	165.52%		168.47%

Past due loans as a percentage of total loans was 0.60% at June 30, 2016, down from 0.62% at December 31, 2015.  For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to the acquisition, or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans.  As of June 30, 2016, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.16% and 186.71%, respectively. As of December 31, 2015, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.18% and 193.00%, respectively.

Loans acquired that were not deemed to be impaired at acquisition and were classified as nonaccrual and greater than 90 days past due and still accruing prior to acquisition, continued to be classified as nonaccrual and 90 days past due and still accruing immediately after the acquisition. Loans acquired that were classified as troubled debt restructurings prior to acquisition are no longer classified as such immediately following the acquisition. Acquired credit impaired loans from acquisitions were not classified nonaccrual, even though they may be contractually past due, because we expect to fully collect the recorded investment of such loans.

In addition to nonperforming loans, the Company has also identified approximately $76.0 million in potential problem loans at June 30, 2016 as compared to $73.8 million at December 31, 2015.  At June 30, 2016, potential problem loans primarily consisted of commercial real estate, commercial, and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms, which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Deposits

Total deposits were $6.7 billion at June 30, 2016, up $135.6 million, or 2.1%, from December 31, 2015.  Total average deposits for the six months ended June 30, 2016 increased $374.9 million, or 5.9%, from the same period in 2015, due primarily to organic deposit growth in 2016.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $666.4 million at June 30, 2016 compared to $442.5 million at December 31, 2015.  Long-term debt was $110.3 million at June 30, 2016 compared to $130.4 million at December 31, 2015.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $896.4 million represented 10.39% of total assets at June 30, 2016, compared with $882.0 million, or 10.67% as of December 31, 2015.  The increase in stockholders' equity resulted primarily from net income of $38.8 million for the six months ending June 30, 2016, partially offset by dividends paid of $19.0 million and the stock buyback totaling $17.2 million during the period.

The Company purchased 675,535 shares of its common stock during the six months ended 2016 at an average price of $25.45 per share under a previously announced plan.  As of June 30, 2016, there were 277,313 shares available for repurchase under this plan announced on July 27, 2015 and set to expire on December 31, 2016.  On March 28, 2016, the Company's Board of Directors authorized a new program for the Company to repurchase up to an additional 1,000,000 shares of its outstanding common stock.  This plan expires on December 31, 2017.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company's Board of Directors approved a 2016 third-quarter cash dividend of $0.23 per share at a meeting held on July 25, 2016. The dividend will be paid on September 15, 2016 to stockholders of record as of September 1, 2016.  The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2016 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, Tier 1 leverage, Common equity tier 1 capital, Tier 1 capital and Total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	June 30, 2016	December 31, 2015
Tier 1 leverage ratio	9.03%	9.44%
Common equity tier 1 capital ratio	9.83%	10.20%
Tier 1 capital ratio	11.29%	11.73%
Total risk-based capital ratio	12.29%	12.74%
Cash dividends as a percentage of net income	48.86%	49.92%
Per common share:
Book value	$20.85	$20.31
Tangible book value (1)	$14.31	$13.79

(1) Stockholders' equity less goodwill and intangible assets divided by common shares outstanding.

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

In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while minimizing net interest margin compression.  At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions, and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin.  The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long- and short-term interest rates.  Assuming interest rates remain at or near current historical lows, net interest margin will continue to experience compression.  Additional rate reductions on deposits are becoming more difficult as deposit rates are at or near their floors, and with asset yields continuing to reprice at lower rates, this could result in additional margin pressure as well as a decrease in net interest income.

The primary tool utilized by ALCO to manage interest rate risk is a balance sheet/income statement simulation model (interest rate sensitivity analysis).  Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed), and current rates is uploaded into the model to create an ending balance sheet.  In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings.

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12 month period.  Two additional models are run with static balance sheets: (1) a gradual increase of 200 bp, and (2) a gradual decrease of 100 bp taking place over a 12 month period. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions.  Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2016 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(2.61%)
-100	(2.13%)

Liquidity Risk

Liquidity involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. ALCO is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity.  Liquidity policies must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary.  At June 30, 2016, the Company’s Basic Surplus measurement was 14.4% of total assets or approximately $1.2 billion as compared to the December 31, 2015 Basic Surplus of 18.6% or $1.5 billion, and was above the Company’s minimum of 5% or $0.4 billion set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2016, approximately $63.9 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At June 30, 2016 and December 31, 2015, FHLB advances outstanding totaled approximately $531 million and $432 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.0 billion at June 30, 2016 and $1.1 billion at December 31, 2015.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $556 million at June 30, 2016, or used to collateralize other borrowings, such as repurchase agreements.  At June 30, 2016 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $1.1 billion.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-16 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement for an investor to adjust an equity method investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held as a result of an increase in the level of ownership interest or degree of influence. Additionally, an entity that has an available for sale equity security that becomes qualified for the equity method of accounting must recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. Management does not believe the guidance will have a material impact on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. ASU 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence.  The amendments in this ASU clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments are an improvement to GAAP because they eliminate diversity in practice in assessing embedded contingent call (put) options in debt instruments.  ASU 2016-07 is effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. Management d this guidance will have a material impact on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. Management does not believe this guidance will have a material impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. ASU 2016-07 is effective for the Company on January 1, 2019. Early adoption is permitted in any interim or annual period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any changes in fair value will be recognized in net income unless the investments qualify for a new practicability exception. This ASU also requires entities to recognize changes in instrument-specific credit risk related to financial liabilities measured under the fair value option in other comprehensive income. No changes were made to the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 is effective for the Company on January 1, 2018. Early adoption is permitted in any interim or annual period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 was initially effective for the Company on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. Early adoption is not permitted.  In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing, and ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of August 2016.

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document.

101.SCH XBRL	Taxonomy Extension Schema Document.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document