Form 10-Q
period 2016-09-30
NBT BANCORP INC
filed 2016-11-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.
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
Yes ☐  No ☒

As of October 31, 2016, there were 43,160,455 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended September 30, 2016

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	September 30	December 31
	2016	2015
(In thousands, except share and per share data)
Assets
Cash and due from banks	$167,138	$130,593
Short-term interest bearing accounts	21,299	9,704
Securities available for sale, at fair value	1,288,899	1,174,544
Securities held to maturity (fair value $495,596 and $473,140, respectively)	485,877	471,031
Trading securities	8,852	8,377
Federal Reserve and Federal Home Loan Bank stock	42,318	36,673
Loans	6,160,185	5,883,133
Less allowance for loan losses	65,668	63,018
Net loans	6,094,517	5,820,115
Premises and equipment, net	84,153	88,826
Goodwill	264,689	265,957
Intangible assets, net	15,899	17,265
Bank owned life insurance	164,464	117,044
Other assets	134,919	122,517
Total assets	$8,773,024	$8,262,646

Liabilities
Demand (noninterest bearing)	$2,146,229	$1,998,165
Savings, NOW and money market	3,921,922	3,697,851
Time	881,087	908,827
Total deposits	6,949,238	6,604,843
Short-term borrowings	585,027	442,481
Long-term debt	114,144	130,447
Junior subordinated debt	101,196	101,196
Other liabilities	114,070	101,675
Total liabilities	7,863,675	7,380,642

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at September 30, 2016 and December 31, 2015; issued 49,651,494 at September 30, 2016 and December 31, 2015	497	497
Additional paid-in-capital	573,658	576,726
Retained earnings	492,130	462,232
Accumulated other comprehensive loss	(11,980)	(22,418)
Common stock in treasury, at cost, 6,507,270 and 6,220,792 shares at September 30, 2016 and December 31, 2015, respectively	(144,956)	(135,033)
Total stockholders’ equity	909,349	882,004
Total liabilities and stockholders’ equity	$8,773,024	$8,262,646

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Income (unaudited)	2016	2015	2016	2015
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$63,414	$61,656	$187,093	$181,047
Securities available for sale	6,013	5,125	17,976	15,214
Securities held to maturity	2,544	2,318	7,328	6,916
Other	538	401	1,441	1,276
Total interest, fee and dividend income	72,509	69,500	213,838	204,453
Interest expense
Deposits	3,607	3,554	10,809	10,644
Short-term borrowings	761	296	1,668	561
Long-term debt	819	845	2,425	2,507
Junior subordinated debt	660	560	1,920	1,645
Total interest expense	5,847	5,255	16,822	15,357
Net interest income	66,662	64,245	197,016	189,096
Provision for loan losses	6,388	4,966	17,266	12,506
Net interest income after provision for loan losses	60,274	59,279	179,750	176,590
Noninterest income
Insurance and other financial services revenue	6,114	5,862	18,685	18,072
Service charges on deposit accounts	4,354	4,349	12,459	12,706
ATM and debit card fees	5,063	4,780	14,580	13,707
Retirement plan administration fees	4,129	3,249	11,937	10,011
Trust	4,535	4,611	13,848	14,257
Bank owned life insurance	1,336	931	3,898	3,418
Net securities gains	-	3	30	43
Gain on the sale of equity investment	-	4,179	-	4,179
Other	4,113	3,297	12,188	9,617
Total noninterest income	29,644	31,261	87,625	86,010
Noninterest expense
Salaries and employee benefits	32,783	30,227	98,155	91,240
Occupancy	5,035	5,326	15,780	16,804
Data processing and communications	4,183	4,207	12,354	12,598
Professional fees and outside services	3,343	3,137	9,905	10,029
Equipment	3,656	3,352	10,663	9,917
Office supplies and postage	1,438	1,576	4,661	4,822
FDIC expenses	1,287	1,355	3,838	3,833
Advertising	634	421	1,733	1,874
Amortization of intangible assets	952	1,165	2,976	3,636
Loan collection and other real estate owned, net	985	699	2,535	1,593
Other	5,318	8,426	15,683	19,211
Total noninterest expense	59,614	59,891	178,283	175,557
Income before income tax expense	30,304	30,649	89,092	87,043
Income tax expense	10,303	10,798	30,291	29,745
Net income	$20,001	$19,851	$58,801	$57,298
Earnings per share
Basic	$0.46	$0.45	$1.36	$1.30
Diluted	$0.46	$0.45	$1.35	$1.29

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Comprehensive Income (unaudited)	2016	2015	2016	2015
(In thousands)
Net income	$20,001	$19,851	58,801	$57,298
Other comprehensive income, net of tax:
Unrealized net holding (losses) gains arising during the period (pre-tax amounts of ($2,931), $3,801, $14,009 and $3,367)	(1,790)	2,323	8,560	2,057
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $-, $3, $30 and $43)	-	(2)	(19)	(26)
Unrealized losses on derivatives (cash flow hedges) (pre-tax amounts of $782, $-, $719 and $-)	478	-	439	-
Amortization of unrealized net gains and losses related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $267, $328, $843 and $999)	162	200	515	610
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $519, $551, $1,544 and $1,673)	317	337	943	1,021
Total other comprehensive (loss) income	(833)	2,858	10,438	3,662
Comprehensive income	$19,168	$22,709	69,239	$60,960

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2014	$497	$576,504	$423,956	$(17,027)	$(119,749)	$864,181
Net income	-	-	57,298	-	-	57,298
Cash dividends - $0.65 per share	-	-	(28,553)	-	-	(28,553)
Purchase of 1,047,152 treasury shares	-	-	-	-	(26,797)	(26,797)
Net issuance of 336,959 shares to employee benefit plans and other stock plans, including tax benefit	-	(3,423)	-	-	6,451	3,028
Stock-based compensation	-	3,397	-	-	-	3,397
Other comprehensive income	-	-	-	3,662	-	3,662
Balance at September 30, 2015	$497	$576,478	$452,701	$(13,365)	$(140,095)	$876,216

Balance at December 31, 2015	$497	$576,726	$462,232	$(22,418)	$(135,033)	$882,004
Net income	-	-	58,801	-	-	58,801
Cash dividends - $0.67 per share	-	-	(28,903)	-	-	(28,903)
Purchase of 675,535 treasury shares	-	-	-	-	(17,193)	(17,193)
Net issuance of 389,058 shares to employee benefit plans and other stock plans, including tax benefit	-	(6,164)	-	-	7,270	1,106
Stock-based compensation	-	3,096	-	-	-	3,096
Other comprehensive income	-	-	-	10,438	-	10,438
Balance at September 30, 2016	$497	$573,658	$492,130	$(11,980)	$(144,956)	$909,349

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Nine months ended September 30,
Consolidated Statements of Cash Flows (unaudited)	2016	2015
(In thousands)
Operating activities
Net income	$58,801	$57,298
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	17,266	12,506
Depreciation and amortization of premises and equipment	6,765	6,494
Net accretion on securities	3,781	1,851
Amortization of intangible assets	2,976	3,636
Stock-based compensation	3,096	3,397
Bank owned life insurance income	(3,898)	(3,418)
Purchases of trading securities	(34)	(767)
(Gains) losses on trading securities	(441)	660
Proceeds from sales of loans held for sale	71,170	50,998
Originations and purchases of loans held for sale	(73,393)	(49,125)
Net gains on sales of loans held for sale	(459)	(108)
Net security gains	(30)	(43)
Net gain on sales of other real estate owned	(625)	(1,241)
Gain on the sale of equity investment	-	(4,179)
Gain on asset sold	(2,462)	-
Impairment write-down	2,565	-
Net (increase) decrease in other assets	(16,599)	8,846
Net increase in other liabilities	11,395	6,252
Net cash provided by operating activities	79,874	93,057
Investing activities
Net cash used in acquisitions	(2,000)	-
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	250,441	229,347
Proceeds from sales	48	-
Purchases	(352,056)	(272,596)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	76,676	61,379
Purchases	(90,476)	(74,951)
Other:
Net increase in loans	(291,349)	(294,187)
Proceeds from FHLB stock redemption	108,227	39,740
Purchases of Federal Reserve and FHLB stock	(113,872)	(41,115)
Proceeds from settlement of bank owned life insurance	1,478	1,541
Purchase of bank owned life insurance	(45,000)	-
Purchases of premises and equipment	(4,652)	(4,999)
Proceeds from sale of equity investment	-	4,179
Proceeds from the sales of other real estate owned	5,153	3,049
Net cash used in investing activities	(457,382)	(348,613)
Financing activities
Net increase in deposits	344,395	301,022
Net increase in short-term borrowings	142,546	45,530
Proceeds from issuance of long-term debt	3,880	-
Repayments of long-term debt	(20,183)	(310)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,106	3,028
Purchase of treasury stock	(17,193)	(26,797)
Cash dividends	(28,903)	(28,553)
Net cash provided by financing activities	425,648	293,920
Net increase in cash and cash equivalents	48,140	38,364
Cash and cash equivalents at beginning of period	140,297	146,636
Cash and cash equivalents at end of period	$188,437	$185,000

Supplemental disclosure of cash flow information	Nine months ended September 30,
Cash paid during the period for:	2016	2015
Interest	$17,269	$16,252
Income taxes paid	29,173	19,027
Noncash investing activities:
Loans transferred to other real estate owned	$2,363	$2,699
Acquisitions:
Fair value of assets acquired	$1,703	$-

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

Note 1.	Description of Business

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York.  The principal assets of the Registrant consist of all of the outstanding shares of common stock of its subsidiaries, including:  NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), Hathaway Agency, Inc. and CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II (collectively, the “Trusts”).  The Company’s principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings.

The Company’s business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking and financial services to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, northwestern Vermont, western Massachusetts, southern New Hampshire and southern Maine.  The Company has been and intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial and municipal customers.

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

Note 3.	Securities

The amortized cost, estimated fair value and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2016
Federal Agency	$255,115	$1,006	$(28)	$256,093
State & municipal	38,327	357	(30)	38,654
Mortgage-backed:
Government-sponsored enterprises	356,484	8,969	-	365,453
U.S. government agency securities	6,418	506	(13)	6,911
Collateralized mortgage obligations:
Government-sponsored enterprises	536,694	4,580	(189)	541,085
U.S. government agency securities	59,931	478	(24)	60,385
Other securities	16,744	4,720	(1,146)	20,318
Total securities available for sale	$1,269,713	$20,616	$(1,430)	$1,288,899
December 31, 2015
Federal Agency	$312,580	$203	$(1,511)	$311,272
State & municipal	31,208	446	(17)	31,637
Mortgage-backed:
Government-sponsored enterprises	398,086	4,141	(1,068)	401,159
U.S. government agency securities	8,191	560	(14)	8,737
Collateralized mortgage obligations:
Government-sponsored enterprises	364,936	931	(1,828)	364,039
U.S. government agency securities	40,699	348	(115)	40,932
Other securities	13,637	3,249	(118)	16,768
Total securities available for sale	$1,169,337	$9,878	$(4,671)	$1,174,544

Other securities primarily represent marketable equity securities.

The amortized cost, estimated fair value and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2016
Mortgage-backed:
Government-sponsored enterprises	$49,229	$617	$-	$49,846
U.S. government agency securities	549	101	-	650
Collateralized mortgage obligations:
Government-sponsored enterprises	237,819	5,314	(386)	242,747
State & municipal	198,280	4,130	(57)	202,353
Total securities held to maturity	$485,877	$10,162	$(443)	$495,596
December 31, 2015
Mortgage-backed:
Government-sponsored enterprises	$9,432	$-	$(107)	$9,325
U.S. government agency securities	611	95	-	706
Collateralized mortgage obligations:
Government-sponsored enterprises	272,550	1,411	(1,560)	272,401
State & municipal	188,438	2,288	(18)	190,708
Total securities held to maturity	$471,031	$3,794	$(1,685)	$473,140

Securities with amortized costs totaling $1.6 billion at September 30, 2016 and $1.4 billion at December 31, 2015 were pledged to secure public deposits and for other purposes required or permitted by law.  At September 30, 2016 and December 31, 2015, securities with an amortized cost of $223.8 million and $205.9 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to investment securities with unrealized losses for the periods presented (dollars in thousands):

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

September 30, 2016
Investment securities available for sale:
Federal agency	$9,955	$(28)	1	$-	$-	-	$9,955	$(28)	1
State & municipal	7,659	(28)	12	488	(2)	1	8,147	(30)	13
Mortgage-backed	-	-	-	996	(13)	4	996	(13)	4
Collateralized mortgage obligations	56,083	(213)	8	-	-	-	56,083	(213)	8
Other securities	174	(26)	1	4,746	(1,120)	2	4,920	(1,146)	3
Total securities with unrealized losses	$73,871	$(295)	22	$6,230	$(1,135)	7	$80,101	$(1,430)	29

Investment securities held to maturity:
Collateralized mortgage obligations	$-	$-	-	$37,888	$(386)	4	$37,888	$(386)	4
State & municipal	5,501	(57)	9	-	-	-	5,501	(57)	9
Total securities with unrealized losses	$5,501	$(57)	9	$37,888	$(386)	4	$43,389	$(443)	13

December 31, 2015
Investment securities available for sale:
Federal agency	$186,685	$(1,312)	15	$19,801	$(199)	2	$206,486	$(1,511)	17
State & municipal	4,599	(14)	7	502	(3)	1	5,101	(17)	8
Mortgage-backed	177,270	(1,068)	33	1,066	(14)	5	178,336	(1,082)	38
Collateralized mortgage obligations	256,265	(1,889)	24	5,218	(54)	2	261,483	(1,943)	26
Other securities	-	-	-	3,235	(118)	2	3,235	(118)	2
Total securities with unrealized losses	$624,819	$(4,283)	79	$29,822	$(388)	12	$654,641	$(4,671)	91

Investment securities held to maturity:
Mortgage-backed	$9,325	$(107)	1	$-	$-	-	$9,325	$(107)	1
Collateralized mortgage obligations	105,604	(281)	12	41,523	(1,279)	4	147,127	(1,560)	16
State & municipal	2,200	(18)	3	-	-	-	2,200	(18)	3
Total securities with unrealized losses	$117,129	$(406)	16	$41,523	$(1,279)	4	$158,652	$(1,685)	20

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses or in other comprehensive income, depending on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss shall be recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes.  As of September 30, 2016 and December 31, 2015, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the historical and implied volatility of the fair value of the security.

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of September 30, 2016, management also has the intent to hold and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of September 30, 2016 and December 31, 2015, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at September 30, 2016:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$39,403	$39,495
From one to five years	245,571	247,544
From five to ten years	153,633	156,600
After ten years	814,362	824,942
	$1,252,969	$1,268,581
Debt securities classified as held to maturity
Within one year	$34,787	$34,790
From one to five years	25,392	25,639
From five to ten years	123,615	126,865
After ten years	302,083	308,302
	$485,877	$495,596

Maturities of mortgage-backed and collateralized mortgage obligations are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2016 and December 31, 2015.

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

To develop and document a systematic methodology for determining the allowance for loan losses, the Company has divided the loan portfolio into three segments, each with different risk characteristics and methodologies for assessing risk.  Those segments are further segregated between our loans accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired in a business combination (referred to as “acquired” loans).  Each portfolio segment is broken down into class segments where appropriate.  Class segments contain unique measurement attributes, risk characteristics and methods for monitoring and assessing risk that are necessary to develop the allowance for loan losses.  Unique characteristics such as borrower type, loan type, collateral type and risk characteristics define each class segment.  The following table illustrates the portfolio and class segments for the Company’s loan portfolio:

Portfolio	Class
Commercial Loans	Commercial
Commercial Real Estate
Agricultural
Agricultural Real Estate
Business Banking
Consumer Loans	Indirect
Home Equity
Direct
Residential Real Estate Mortgages

Commercial Loans

The Company offers a variety of commercial loan products including commercial (non-real estate), commercial real estate, agricultural, agricultural real estate, and business banking loans.  The Company’s underwriting analysis for commercial loans typically includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows.

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

Commercial Real Estate – The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties.  Commercial real estate loans are made to finance the purchases of real estate, generally with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and other non owner-occupied facilities.  These loans are typically less risky than commercial loans, since they are secured by real estate and buildings and are generally originated in amounts of no more than 80% of the appraised value of the property.

Agricultural – The Company offers a variety of agricultural loans to meet the needs of our agricultural customers including term loans, time notes and lines of credit.  These loans are made to purchase livestock, purchase and modernize equipment and finance seasonal crop expenses.  Generally, a collateral lien is placed on the livestock, equipment, produce inventories and/or receivables owned by the borrower.  These loans may carry a higher risk than commercial and agricultural real estate loans due to the industry price volatility and in some cases, the perishable nature of the underlying collateral.  To reduce these risks, management may attempt to secure these loans with additional real estate collateral, obtain personal guarantees of the borrowers or obtain government loan guarantees to provide further support.

Agricultural Real Estate – The Company offers real estate loans to our agricultural customers to finance farm related real estate purchases, refinancings, expansions and improvements to agricultural properties such as barns, production facilities and land.  The agricultural real estate loans are secured by first liens on the farm real estate.  Because they are secured by land and buildings, these loans may be less risky than agricultural loans.  These loans are typically originated in amounts of no more than 75% of the appraised value of the property.  Government loan guarantees may be obtained to provide further support.

Business Banking – The Company offers a variety of loan options to meet the specific needs of our business banking customers including term loans, business banking mortgages and lines of credit.  Such loans are generally less than $0.8 million and are made available to businesses for working capital such as inventory and receivables, business expansion, equipment purchases and agricultural needs.  Generally, a collateral lien is placed on equipment or other assets owned by the borrower such as inventory and/or receivables.  These loans carry a higher risk than commercial loans due to the smaller size of the borrower and lower levels of capital.  To reduce these risks, the Company obtains personal guarantees of the owners for a majority of the loans.

Consumer Loans

The Company offers a variety of consumer loan products including indirect, home equity and direct loans.

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

Home Equity – The Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Consumers are able to borrow up to 85% of the equity in their homes.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  These loans carry a higher risk than first mortgage residential loans as they are in a second position with respect to collateral.  Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

Residential Real Estate Mortgages

Residential real estate loans consist primarily of loans secured by first or second deeds of trust on primary residences.  We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage.  These loans are collateralized by owner-occupied properties located in the Company’s market area.  Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower) or have private mortgage insurance.  The Company’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals and a review of the borrower’s financial condition.  Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectability of the portfolio.  For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans, estimates of the Company’s exposure to credit loss reflect a current assessment of a number of factors, which could affect collectability.  These factors include:  past loss experience, loss emergence period, size, trend, composition and nature of loans;  changes in lending policies and procedures, including underwriting standards and collection,  charge-offs  and  recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market;  portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make loan grade changes as well as recognize additions to the allowance based on their examinations.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Three months ended September 30,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of June 30, 2016	$25,222	$31,471	$7,875	$-	$64,568
Charge-offs	(637)	(6,046)	(142)	-	(6,825)
Recoveries	512	898	127	-	1,537
Provision	1,514	6,078	(1,481)	277	6,388
Ending Balance as of September 30, 2016	$26,611	$32,401	$6,379	$277	$65,668

Balance as of June 30, 2015	$28,326	$28,314	$8,281	$38	$64,959
Charge-offs	(1,333)	(4,530)	(511)	-	(6,374)
Recoveries	258	889	161	-	1,308
Provision	(2,800)	7,333	51	382	4,966
Ending Balance as of September 30, 2015	$24,451	$32,006	$7,982	$420	$64,859

Nine months ended September 30,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2015	$25,545	$29,253	$7,960	$260	$63,018
Charge-offs	(1,723)	(16,409)	(1,119)	-	(19,251)
Recoveries	1,616	2,779	240	-	4,635
Provision	1,173	16,778	(702)	17	17,266
Ending Balance as of September 30, 2016	$26,611	$32,401	$6,379	$277	$65,668

Balance as of December 31, 2014	$32,433	$26,720	$7,130	$76	$66,359
Charge-offs	(2,715)	(13,183)	(1,524)	-	(17,422)
Recoveries	772	2,334	310	-	3,416
Provision	(6,039)	16,135	2,066	344	12,506
Ending Balance as of September 30, 2015	$24,451	$32,006	$7,982	$420	$64,859

Included in the above table there was $0.7 million and $1.9 million in the allowance for loan losses related to acquired commercial loans as of September 30, 2016 and September 30, 2015, respectively.  Net charge-offs related to acquired loans totaled approximately $0.1 million and $0.5 million during the three months ended September 30, 2016 and 2015, respectively and approximately $0.4 million and $1.2 million during the nine months ended September 30, 2016 and 2015, respectively and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of September 30, 2016 and December 31, 2015:

Allowance for Loan Losses and Recorded Investment in Loans
(In thousands)

	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
As of September 30, 2016
Allowance for loan losses	$26,611	$32,401	$6,379	$277	$65,668

Allowance for loans individually evaluated for impairment	3,372	-	-	-	3,372

Allowance for loans collectively evaluated for impairment	$23,239	$32,401	$6,379	$277	$62,296

Ending balance of loans	$2,781,143	$2,138,705	$1,240,337		$6,160,185

Ending balance of originated loans individually evaluated for impairment	21,594	8,502	6,088		36,184
Ending balance of acquired loans individually evaluated for impairment	1,205	-	-		1,205
Ending balance of acquired loans collectively evaluated for impairment	252,414	69,173	207,289		528,876
Ending balance of originated loans collectively evaluated for impairment	$2,505,930	$2,061,030	$1,026,960		$5,593,920

As of December 31, 2015
Allowance for loan losses	$25,545	$29,253	$7,960	$260	$63,018

Allowance for loans individually evaluated for impairment	2,005	-	-	-	2,005

Allowance for loans collectively evaluated for impairment	$23,540	$29,253	$7,960	$260	$61,013

Ending balance of loans	$2,589,707	$2,096,646	$1,196,780		$5,883,133

Ending balance of originated loans individually evaluated for impairment	12,253	7,693	6,017		25,963
Ending balance of acquired loans individually evaluated for impairment	1,205	-	-		1,205
Ending balance of acquired loans collectively evaluated for impairment	284,524	95,427	230,358		610,309
Ending balance of originated loans collectively evaluated for impairment	$2,291,725	$1,993,526	$960,405		$5,245,656

Credit Quality of Loans

Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to nonaccrual status generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in the process of collection or sooner when management concludes or circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.  The Company’s nonaccrual policies are the same for all classes of financing receivable.

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

The following tables set forth information with regard to past due and nonperforming loans by loan class as of September 30, 2016 and December 31, 2015:

Age Analysis of Past Due Financing Receivables
As of September 30, 2016
(In thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$416	$6	$-	$422	$3,188	$676,143	$679,753
Commercial Real Estate	-	152	-	152	13,748	1,301,079	1,314,979
Agricultural	-	-	-	-	1,069	36,236	37,305
Agricultural Real Estate	-	-	-	-	1,686	30,710	32,396
Business Banking	1,622	598	-	2,220	3,969	456,902	463,091
	2,038	756	-	2,794	23,660	2,501,070	2,527,524

Consumer Loans
Indirect	14,618	3,559	2,412	20,589	1,830	1,523,881	1,546,300
Home Equity	3,420	864	383	4,667	3,083	452,056	459,806
Direct	413	171	38	622	82	62,722	63,426
	18,451	4,594	2,833	25,878	4,995	2,038,659	2,069,532
Residential Real Estate Mortgages	2,400	151	489	3,040	6,579	1,023,429	1,033,048
	$22,889	$5,501	$3,322	$31,712	$35,234	$5,563,158	$5,630,104

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$-	$59,215	$59,215
Commercial Real Estate	-	-	834	834	1,898	140,390	143,122
Business Banking	887	64	-	951	403	49,928	51,282
	887	64	834	1,785	2,301	249,533	253,619

Consumer Loans
Indirect	64	29	6	99	53	12,157	12,309
Home Equity	239	9	34	282	321	53,003	53,606
Direct	11	-	-	11	42	3,205	3,258
	314	38	40	392	416	68,365	69,173
Residential Real Estate Mortgages	822	127	248	1,197	2,765	203,327	207,289
	$2,023	$229	$1,122	$3,374	$5,482	$521,225	$530,081
Total Loans	$24,912	$5,730	$4,444	$35,086	$40,716	$6,084,383	$6,160,185

Age Analysis of Past Due Financing Receivables
As of December 31, 2015
(In thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$782	$23	$-	$805	$2,817	$640,696	$644,318
Commercial Real Estate	39	32	-	71	5,546	1,189,280	1,194,897
Agricultural	94	-	-	94	897	33,633	34,624
Agricultural Real Estate	-	-	-	-	1,046	28,172	29,218
Business Banking	912	394	-	1,306	4,247	395,368	400,921
	1,827	449	-	2,276	14,553	2,287,149	2,303,978

Consumer Loans
Indirect	15,731	2,963	2,271	20,965	1,786	1,454,499	1,477,250
Home Equity	3,396	1,671	340	5,407	4,835	454,473	464,715
Direct	425	201	28	654	49	58,551	59,254
	19,552	4,835	2,639	27,026	6,670	1,967,523	2,001,219
Residential Real Estate Mortgages	3,301	365	696	4,362	7,713	954,347	966,422
	$24,680	$5,649	$3,335	$33,664	$28,936	$5,209,019	$5,271,619

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$-	$68,991	$68,991
Commercial Real Estate	-	-	-	-	1,313	165,630	166,943
Business Banking	288	-	-	288	307	49,200	49,795
	288	-	-	288	1,620	283,821	285,729

Consumer Loans
Indirect	143	11	1	155	104	27,516	27,775
Home Equity	327	132	-	459	457	62,811	63,727
Direct	76	20	-	96	43	3,786	3,925
	546	163	1	710	604	94,113	95,427
Residential Real Estate Mortgages	1,443	293	326	2,062	2,584	225,712	230,358
	$2,277	$456	$327	$3,060	$4,808	$603,646	$611,514
Total Loans	$26,957	$6,105	$3,662	$36,724	$33,744	$5,812,665	$5,883,133

There were no material commitments to extend further credit to borrowers with nonperforming loans.

Impaired Loans

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified and nonperforming loans with outstanding balances of $0.8 million or more and all troubled debt restructured loans (“TDRs”) are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows discounted at the loan's original effective interest rate or 3) the loan’s observable market price.  All impaired loans are reviewed on a quarterly basis for changes in the level of impairment.  Any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the unaudited interim consolidated statements of income as a component of the provision for loan losses.

The following table provides information on loans specifically evaluated for impairment as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans
Commercial	$2,174	$2,441		$2,244	$2,490
Commercial Real Estate	8,469	8,602		3,165	3,175
Agricultural	133	139		576	1,164
Agricultural Real Estate	1,457	1,583		618	744
Business Banking	665	732		983	1,033
Total Commercial Loans	12,898	13,497		7,586	8,606

Consumer Loans
Indirect	7	17		12	21
Home Equity	8,495	9,463		7,681	8,574
Direct	-	-		-	-
Total Consumer Loans	8,502	9,480		7,693	8,595

Residential Real Estate Mortgages	6,088	6,910		6,017	6,627
Total	27,488	29,887		21,296	23,828

With an allowance recorded:
Commercial Loans
Commercial	1,014	1,022	$555	457	457	$300
Commercial Real Estate	7,476	9,324	2,035	4,210	6,059	970
Agricultural	50	50	37	-	-	-
Agricultural Real Estate	156	156	54	-	-	-
Total Commercial Loans	8,696	10,552	2,681	4,667	6,516	1,270

ACQUIRED
With an allowance recorded:
Commercial Loans
Commercial Real Estate	1,205	1,321	691	1,205	1,321	735
Total Commercial Loans	1,205	1,321	691	1,205	1,321	735

Total:	$37,389	$41,760	$3,372	$27,168	$31,665	$2,005

The following tables summarize the average recorded investments on impaired loans specifically evaluated for impairment and the interest income recognized for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended
	September 30, 2016		September 30, 2015
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans
Commercial	$3,204	$-	$2,469	$42
Commercial Real Estate	15,799	48	8,560	42
Agricultural	85	-	19	-
Agricultural Real Estate	935	11	626	11
Business Banking	743	-	1,003	3
Consumer Loans
Indirect	8	-	20	-
Home Equity	8,401	116	7,432	134
Direct	-	-	-	-
Residential Real Estate Mortgage	6,141	76	5,564	37
Total Originated	$35,316	$251	$25,693	$269

ACQUIRED
Commercial Loans
Commercial	-	-	2,531	-
Commercial Real Estate	1,205	-	6,918	-
Total Acquired	$1,205	$-	$9,449	$-
Total Loans	$36,521	$251	$35,142	$269

	For the nine months ended
	September 30, 2016		September 30, 2015
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans
Commercial	$3,041	$-	$2,026	$128
Commercial Real Estate	14,782	122	8,884	124
Agricultural	101	1	19	1
Agricultural Real Estate	742	33	630	34
Business Banking	882	7	952	9
Consumer Loans
Indirect	9	-	14	-
Home Equity	8,207	357	6,869	298
Direct	-	-	1	-
Residential Real Estate Mortgage	6,147	211	4,857	100
Total Originated	$33,911	$731	$24,252	$694

ACQUIRED
Commercial Loans
Commercial	-	-	2,658	-
Commercial Real Estate	1,205	-	7,070	-
Total Acquired	$1,205	$-	$9,728	$-
Total Loans	$35,116	$731	$33,980	$694

Credit Quality Indicators

The Company has developed an internal loan grading system to evaluate and quantify the Company’s loan portfolio with respect to quality and risk.  The system focuses on, among other things, financial strength of borrowers, experience and depth of borrower’s management, primary and secondary sources of repayment, payment history, nature of the business and outlook on particular industries.  The internal grading system enables the Company to monitor the quality of the entire loan portfolio on a consistent basis and provide management with an early warning system, enabling recognition and response to problem loans and potential problem loans.

Commercial Grading System

For commercial and agricultural loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available.  This would include comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment, and management.  Classified commercial loans consist of loans graded substandard and below.  The grading system for commercial and agricultural loans is as follows:

●	Doubtful
A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as a loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral and refinancing. Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Nonaccrual treatment is required for doubtful assets because of the high probability of loss.

●	Substandard
Substandard loans have a high probability of payment default or they have other well-defined weaknesses. They require more intensive supervision by bank management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. For some Substandard loans, the likelihood of full collection of interest and principal may be in doubt and those loans should be placed on nonaccrual. Although Substandard assets in the aggregate will have a distinct potential for loss, an individual asset’s loss potential does not have to be distinct for the asset to be rated Substandard.

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
Loans graded as Pass encompass all loans not graded as Doubtful, Substandard or Special Mention.  Pass loans are in compliance with loan covenants and payments are generally made as agreed.  Pass loans range from superior quality to fair quality.

Business Banking Grading System

Business banking loans are graded as either Classified or Non-classified:

●	Classified
Classified loans are inadequately protected by the current worth and paying capacity of the obligor or, if applicable, the collateral pledged.   These loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt, or in some cases make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.   Classified loans have a high probability of payment default or a high probability of total or substantial loss.  These loans require more intensive supervision by management and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity or marginal capitalization.  Repayment may depend on collateral or other credit risk mitigants.  When the likelihood of full collection of interest and principal may be in doubt; classified loans are considered to have a nonaccrual status.   In some cases, Classified loans are considered uncollectible and of such little value that their continuance as assets is not warranted.

●	Non-classified
Loans graded as Non-classified encompass all loans not graded as Classified.  Non-classified loans are in compliance with loan covenants and payments are generally made as agreed and it is expected that such timely payments of principal and interest will continue.

Consumer and Residential Mortgage Grading System

Consumer and Residential Mortgage loans are graded as either Performing or Nonperforming.   Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing, 2) on nonaccrual status or 3) restructured.  All loans not meeting any of these three criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class as of September 30, 2016 and December 31, 2015:

Credit Quality Indicators
As of September 30, 2016
(In thousands)

ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$631,244	$1,262,056	$36,493	$29,254	$1,959,047
Special Mention	9,307	13,110	1	1,480	23,898
Substandard	39,202	39,813	806	1,662	81,483
Doubtful	-	-	5	-	5
Total	$679,753	$1,314,979	$37,305	$32,396	$2,064,433

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking				Total
Non-classified	$449,947				$449,947
Classified	13,144				13,144
Total	$463,091				$463,091

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct		Total
Performing	$1,542,058	$456,340	$63,306		$2,061,704
Nonperforming	4,242	3,466	120		7,828
Total	$1,546,300	$459,806	$63,426		$2,069,532

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage				Total
Performing	$1,025,980				$1,025,980
Nonperforming	7,068				7,068
Total	$1,033,048				$1,033,048

Credit Quality Indicators
As of September 30, 2016
(In thousands)

ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate		Total
Pass	$57,040	$131,985		$189,025
Special Mention	171	1,248		1,419
Substandard	2,004	9,889		11,893
Total	$59,215	$143,122		$202,337

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking			Total
Non-classified	$47,983			$47,983
Classified	3,299			3,299
Total	$51,282			$51,282

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$12,250	$53,251	$3,216	$68,717
Nonperforming	59	355	42	456
Total	$12,309	$53,606	$3,258	$69,173

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage			Total
Performing	$204,276			$204,276
Nonperforming	3,013			3,013
Total	$207,289			$207,289

Credit Quality Indicators
As of December 31, 2015
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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three months ended September 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	10	$580	$556
Total Consumer	10	580	556
Residential Real Estate	4	230	126
Total Troubled Debt Restructurings	14	$810	$682

	Three months ended September 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	12	$863	$802
Total Consumer	12	863	802
Residential Real Estate	16	1,293	1,191
Total Troubled Debt Restructurings	28	$2,156	$1,993

	Nine months ended September 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	24	$1,690	$1,567
Total Consumer	24	1,690	1,567
Residential Real Estate	10	914	692
Total Troubled Debt Restructurings	34	$2,604	$2,259

	Nine months ended September 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial	1	$1,250	$186
Business Banking	1	220	173
Total Commercial	2	1,470	359
Consumer
Home Equity	43	3,321	3,017
Total Consumer	43	3,321	3,017
Residential Real Estate	32	3,066	2,854
Total Troubled Debt Restructurings	77	$7,857	$6,230

The following table illustrates the recorded investment and number of modifications for TDRs within the three and nine months ended September 30, 2016 and 2015 where a concession has been made and subsequently defaulted during the period (dollars in thousands):

	Three months ended September 30, 2016		Three months ended September 30, 2015
(Dollars in thousands)	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Consumer
Home Equity	2	$121	-	$-

Residential Real Estate	1	121	2	174

Total Troubled Debt Restructurings	3	$242	2	$174

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Consumer
Home Equity	2	$121	4	$343

Residential Real Estate	2	296	2	174

Total Troubled Debt Restructurings	4	$417	6	$517

Note 5.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at September 30, 2016.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds.  The Company is not required to make contributions to the Plan in 2016. However, the Company made contributions to the plan totaling $5.6 million during the nine months ended September 30, 2016.

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

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
Components of net periodic (benefit) cost:	2016	2015	2016	2015
Service cost	$534	$669	$3	$4
Interest cost	1,050	996	89	101
Expected return on plan assets	(1,857)	(2,147)	-	-
Net amortization	504	550	15	1
Total cost	$231	$68	$107	$106

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic (benefit) cost:	2016	2015	2016	2015
Service cost	$1,654	$1,979	$10	$12
Interest cost	3,151	2,992	277	283
Expected return on plan assets	(5,527)	(6,447)	-	-
Net amortization	1,471	1,642	73	31
Total cost	$749	$166	$360	$326

Note 6.	Earnings Per Share

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

Three months ended September 30,	2016	2015
(In thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,200	43,692
Net income	$20,001	$19,851
Basic EPS	$0.46	$0.45

Diluted EPS:
Weighted average common shares outstanding	43,200	43,692
Dilutive effect of common stock options and restricted stock	362	570
Weighted average common shares and common share equivalents	43,562	44,262
Net income	$20,001	$19,851
Diluted EPS	$0.46	$0.45

Nine months ended September 30,	2016	2015
(In thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,214	43,949
Net income	$58,801	$57,298
Basic EPS	$1.36	$1.30

Diluted EPS:
Weighted average common shares outstanding	43,214	43,949
Dilutive effect of common stock options and restricted stock	366	519
Weighted average common shares and common share equivalents	43,580	44,468
Net income	$58,801	$57,298
Diluted EPS	$1.35	$1.29

There were no stock options for the quarter ended September 30, 2016 and 36,360 stock options for the quarter ended September 30, 2015 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 36,865 and 334,759 stock options for the nine months ended September 30, 2016 and September 30, 2015 respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss) (in thousands):

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income (loss)
	Three months ended
	September 30, 2016	September 30, 2015
Securities:
Gains on available for sale securities	$-	$(3)	Net securities gains
Amortization of unrealized gains and losses related to securities transfer	267	328	Interest income
Tax benefit	(105)	(127)	Income tax expense
Net of tax	$162	$198

Pension and other benefits:
Amortization of net losses	$565	$566	Salaries and employee benefits
Amortization of prior service costs	(46)	(15)	Salaries and employee benefits
Tax benefit	(202)	(214)	Income tax expense
Net of tax	$317	$337

Total reclassifications during the period, net of tax	$479	$535

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income (loss)
	Nine months ended
	September 30, 2016	September 30, 2015
Securities:
Gains on available for sale securities	$(30)	(43)	Net securities gains
Amortization of unrealized gains and losses related to securities transfer	843	999	Interest income
Tax benefit	(317)	(372)	Income tax expense
Net of tax	$496	$584

Pension and other benefits:
Amortization of net losses	$1,595	$1,697	Salaries and employee benefits
Amortization of prior service costs	(51)	(24)	Salaries and employee benefits
Tax benefit	(601)	(652)	Income tax expense
Net of tax	$943	$1,021

Total reclassifications during the period, net of tax	$1,439	$1,605

Note 8.	Fair Value Measurements and Fair Value of Financial Instruments

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid agency securities, less liquid listed equities, state, municipal and provincial obligations and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate will be used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets and changes in financial ratios or cash flows.

For the nine month period ending September 30, 2016, the Company has made no transfers of assets between Level 1 and Level 2 and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

September 30, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2016
Assets:
Securities Available for Sale:
Federal Agency	$-	$256,093	$-	$256,093
State & municipal	-	38,654	-	38,654
Mortgage-backed	-	372,364	-	372,364
Collateralized mortgage obligations	-	601,470	-	601,470
Other securities	10,964	9,354	-	20,318
Total Securities Available for Sale	$10,964	$1,277,935	$-	$1,288,899
Trading Securities	8,852	-	-	8,852
Interest Rate Swaps	-	18,977	-	18,977
Total	$19,816	$1,296,912	$-	$1,316,728

Liabilities:
Interest Rate Swaps	$-	$18,258	$-	$18,258
Total	$-	$18,258	$-	$18,258

December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets:
Securities Available for Sale:
Federal Agency	$-	$311,272	$-	$311,272
State & municipal	-	31,637	-	31,637
Mortgage-backed	-	409,896	-	409,896
Collateralized mortgage obligations	-	404,971	-	404,971
Other securities	7,526	9,242	-	16,768
Total Securities Available for Sale	$7,526	$1,167,018	$-	$1,174,544
Trading Securities	8,377	-	-	8,377
Interest Rate Swaps	-	6,224	-	6,224
Total	$15,903	$1,173,242	$-	$1,189,145

Liabilities:
Interest Rate Swaps	$-	$6,224	$-	$6,224
Total	$-	$6,224	$-	$6,224

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

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and held to maturity securities. The Company had two nonrecurring fair value measurements recorded during the nine month period ended September 30, 2016 related to impairment of goodwill and impaired loans. As a result of the disposition of a line of business, the Company performed a goodwill impairment test which resulted in an impairment charge; the impairment charge was offset by an increase in goodwill resulting from the acquisition of a subsidiary causing goodwill to decrease by $1.2 million during the three months ended September 30, 2016.  For the nine month periods ending September 30, 2016 and September 30, 2015, the Company had $9.9 million of loans recorded at fair value resulting in specific allowance reserves of $3.2 million and $3.4 million, respectively.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at September 30, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable and interest rate swaps.

		September 30, 2016		December 31, 2015
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$485,877	$495,596	$471,031	$473,140
Net loans	3	6,094,517	6,251,740	5,820,115	5,958,427
Financial liabilities
Time deposits	2	$881,087	$883,221	$908,827	$903,501
Long-term debt	2	114,144	115,840	130,447	131,268
Junior subordinated debt	2	101,196	101,141	101,196	97,346

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust and investment management operation that contributes net fee income annually. The trust and investment management operation is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities include the benefits resulting from the low-cost funding of deposit liabilities as compared to the cost of borrowing funds in the market and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value.

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

Net Loans

The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made for the same remaining maturities.  Loans were first segregated by type and then further segmented into fixed and variable rate and loan quality categories.  Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

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

Interest Rate Swaps

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income. The notional amount of these customer derivative agreement and the offsetting derivative counterparty positions each totaled $344.4 million at September 30, 2016. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $18.3 million. At December 31, 2015, the notional amount of these customer derivate agreements and the offsetting derivative counterparty positions each totaled $192.6 million. At December 31, 2015, fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $6.2 million.

In June 2016, the Company entered into interest rate swaps to modify the interest rate characteristics of certain short-term FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges. The notional amount of these interest rate derivative agreements total $150 million at September 30, 2016. Fair values included in other assets on the consolidated balance sheet applicable to these agreements amounted to $0.7 million at September 30, 2016.

Note 9.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Commitments to extend credit and unused lines of credit totaled $1.4 billion at September 30, 2016 and $1.3 billion at December 31, 2015.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $38.8 million at September 30, 2016 and $31.5 million at December 31, 2015.  As of September 30, 2016, the fair value of standby letters of credit was not significant to the Company’s unaudited interim consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  There were no commercial letters of credit at September 30, 2016 and $11.3 million at December 31, 2015.

Note 10.	Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). ASU 2016-15 addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the Company on January 1, 2018. Early adoption is permitted, including adoption in an interim period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-16 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement for an investor to adjust an equity method investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held as a result of an increase in the level of ownership interest or degree of influence. Additionally, an entity that has an available for sale equity security that becomes qualified for the equity method of accounting must recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. Management does not believe the guidance will have a material impact on the consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. ASU 2016-07 is effective for the Company on January 1, 2019. Early adoption is permitted in any interim or annual period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments and requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any changes in fair value will be recognized in net income unless the investments qualify for a new practicability exception. This ASU also requires entities to recognize changes in instrument-specific credit risk related to financial liabilities measured under the fair value option in other comprehensive income. No changes were made to the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 is effective for the Company on January 1, 2018. Early adoption is permitted in any interim or annual period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 was initially effective for the Company on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. Early adoption is not permitted.  In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing and ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, including NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2015 for an understanding of the following discussion and analysis.  Operating results for the nine-month period ending September 30, 2016 are not necessarily indicative of the results of the full year ending December 31, 2016 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,”  “projects,”  “will,”  “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply including those under the Dodd-Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made and advises readers that various factors, including those described above and other factors discussed in the Company’s annual and quarterly reports previously filed with the Securities and Exchange Commission, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.

Unless required by law, the Company does not undertake and specifically disclaims any obligations to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America ("GAAP").  These measures adjust GAAP measures to exclude the effects of acquisition-related intangible amortization expense on earnings and equity as well as providing a fully taxable equivalent yield on securities and loans. Where non-GAAP disclosures are used in this Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables.  Management believes that these non-GAAP measures provide useful information that is important to an understanding of the results of the NBT’s core business as well as provide information standard in the financial institution industry. Non-GAAP measures should not be considered substitutes for financial measures determined in accordance with GAAP and investors should consider NBT’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of NBT.

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

Management is required to make various assumptions in valuing the Company’s pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Citigroup Pension Liability Index, market interest rates and discounted cash flows in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

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

The Company’s policies on the allowance for loan losses, pension accounting, provision for income taxes, acquired loans and goodwill and intangible assets are disclosed in Note 1 to the consolidated financial statements presented in our 2015 Annual Report on Form 10-K.  All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on average assets, equity and tangible common equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first nine months of 2016:

·	Net income for the nine months ended September 30, 2016 is up 2.6% compared to the same period in 2015.

·	Year to date loan growth was 6.3% (annualized)

·	Average demand deposits for the nine months ended September 30, 2016 were up 10.3% from the same period in 2015.

Results of Operations

Net income for the three months ended September 30, 2016 was $20.0 million, up from $19.9 million for the same period last year. Earnings per diluted share for the three months ended September 30, 2016 was $0.46, up from $0.45 for the third quarter of 2015. Return on average assets (annualized) was 0.92% for the three months ended September 30, 2016 as compared to 0.97% for the same period last year. Return on average equity (annualized) was 8.80% for the three months ended September 30, 2016 as compared to 8.97% for the three months ended September 30, 2015. Return on average tangible common equity (annualized) was 13.16% for the three months ended September 30, 2016 as compared to 13.66% for the three months ended September 30, 2015.

Net income for the nine months ended September 30, 2016 was $58.8 million, up from $57.3 million for the same period last year. Earnings per diluted share for the nine months ended September 30, 2016 was $1.35, up from $1.29 for the same period last year. Return on average assets (annualized) was 0.92% for the nine months ended September 30, 2016 as compared to 0.96% for the same period last year. Return on average equity (annualized) was 8.81% for the nine months ended September 30, 2016 as compared to 8.75% for the nine months ended September 30, 2015. Return on average tangible common equity (annualized) was 13.29% for the nine months ended September 30, 2016 as compared to 13.41% for the nine months ended September 30, 2015.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Net Income	$20,001	$19,851	$58,801	$57,298
Amortization of intangible assets (net of tax)	582	712	1,818	2,221
	$20,583	$20,563	$60,619	$59,519

Average stockholders' equity	$904,445	$878,305	$891,650	$875,874
Less: average goodwill and other intangibles	282,307	281,048	282,255	282,267
Average tangible common equity	$622,138	$597,257	$609,395	$593,607

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities and interest expense on interest bearing liabilities, primarily deposits and borrowings.  Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the key determining factors in a financial institution’s performance as it is the principal source of earnings.

Net interest income was $66.7 million for the third quarter of 2016, up $0.9 million, or 1.3%, from the previous quarter and up $2.4 million, or 3.8%, from the third quarter of 2015.  Fully taxable-equivalent ("FTE") net interest margin was 3.40% for the three months ended September 30, 2016, down from 3.44% for the previous quarter and down from 3.48% for the third quarter of 2015.  Average interest earning assets were up $120.4 million, or 1.5%, for the third quarter of 2016 as compared to the prior quarter and up $499.7 million, or 6.7%, from the same period in 2015.  This increase from the second quarter of 2016 and third quarter of 2015 were driven primarily by loan production.  Annualized loan growth of 8.0% during the third quarter of 2016 was driven by growth in the commercial loan portfolio.  Yields on earning assets decreased by 4 basis points (“bps”) from 3.73% during the second quarter of 2016 to 3.69% for the third quarter of 2016.  Average interest bearing liabilities increased $17.8 million, or 0.3%, from the second quarter of 2016 to the third quarter of 2016, which was driven by a $126.7 million, or 26.2%, increase in short-term borrowings, partially offset by a $0.1 million, or 2.0%, decrease in interest bearing deposits as a result of normal seasonal deposit flows.  The rate paid on interest bearing liabilities of 0.42% during the third quarter of 2016 increased 1 bp from the second quarter of 2016 and increased 2 bps from the 0.40% paid during the third quarter of 2015 due primarily to an increase in borrowing costs.

Net interest income was $197.0 million for the nine months ended September 30, 2016, up $7.9 million, or 4.2%, from the same period in 2015.  FTE net interest margin was 3.44% for the nine months ended September 30, 2016, down from 3.53% for the nine months ended September 30, 2015.  Average interest earning assets were up $507.0 million, or 7.0%, for the nine months ended September 30, 2016 as compared to the same period in 2015.  This increase from last year was driven primarily by 6.3% annualized loan growth during the first nine months of 2016.  The increase in average interest earning assets was partly offset by a decrease in yields on earning assets from 3.81% during the first nine months of 2015 to 3.73% for the first nine months of 2016.  The decreasing earning asset yield was driven by an 8 bp decrease in loan yields from the first nine months of 2015 to the first nine months of 2016.  Average interest bearing liabilities increased $325.7 million, or 6.3%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016.  Total average deposits increased $375.4 million, or 5.9%, for the nine months ended September 30, 2016 as compared to the same period last year driven primarily by growth in non-interest bearing demand deposits of $187.5 million, or 10.3%, combined with a $187.9 million, or 4.1%, increase in interest bearing deposits due to growth in money market deposit accounts, NOW accounts and savings accounts.  In addition, average short-term borrowings increased $146.6 million, or 42.8%, for the nine months ended September 30, 2016 as compared to the same period last year. The rates paid on interest bearing liabilities increased by 1 bp for the nine months ended September 30, 2016 to 0.41% as compared to the 0.40% paid in the same period in 2015.  This increase resulted primarily from slightly higher rates paid on short-term borrowings and a change in the mix of interest bearing deposits.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a FTE basis using the statutory Federal income tax rate of 35%.

Three months ended
	September 30, 2016			September 30, 2015
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$21,279	$29	0.54%	$8,100	$6	0.32%
Securities available for sale (1)(2)	1,257,335	6,112	1.93%	1,079,206	5,230	1.92%
Securities held to maturity (1)	494,400	3,158	2.54%	460,252	2,835	2.44%
Investment in FRB and FHLB Banks	43,552	509	4.65%	37,358	395	4.19%
Loans (3)	6,092,371	63,601	4.15%	5,824,311	61,848	4.21%
Total interest earning assets	7,908,937	$73,409	3.69%	7,409,227	$70,314	3.77%
Other assets	754,813			690,768
Total assets	$8,663,750			$8,099,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,636,815	$888	0.22%	$1,577,651	$859	0.22%
NOW deposit accounts	1,053,590	134	0.05%	963,744	126	0.05%
Savings deposits	1,146,013	169	0.06%	1,085,680	168	0.06%
Time deposits	902,185	2,416	1.07%	939,542	2,401	1.01%
Total interest bearing deposits	$4,738,603	$3,607	0.30%	$4,546,617	$3,554	0.31%
Short-term borrowings	611,339	761	0.50%	456,663	296	0.26%
Long-term debt	110,703	819	2.94%	130,680	845	2.56%
Junior subordinated debt	101,196	660	2.59%	101,196	560	2.20%
Total interest bearing liabilities	$5,561,841	$5,847	0.42%	$5,235,156	$5,255	0.40%
Demand deposits	2,079,266			1,894,555
Other liabilities	118,198			91,979
Stockholders' equity	904,445			878,305
Total liabilities and stockholders' equity	$8,663,750			$8,099,995
Net interest income (FTE)		67,562			65,059
Interest rate spread			3.27%			3.37%
Net interest margin			3.40%			3.48%
Taxable equivalent adjustment		900			814
Net interest income		$66,662			$64,245

(1) Securities are shown at average amortized cost
(2) Excluding unrealized gains or losses
(3) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Nine months ended
	September 30, 2016			September 30, 2015
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$17,009	$72	0.57%	$9,033	$22	0.33%
Securities available for sale (1)(2)	1,224,500	18,286	1.99%	1,055,456	15,579	1.97%
Securities held to maturity (1)	486,299	9,111	2.50%	456,072	8,415	2.47%
Investment in FRB and FHLB Banks	38,672	1,369	4.73%	33,308	1,254	5.03%
Loans (3)	5,995,063	187,629	4.18%	5,700,673	181,619	4.26%
Total interest earning assets	7,761,543	$216,467	3.73%	7,254,542	$206,889	3.81%
Other assets	733,771			690,774
Total assets	$8,495,314			$7,945,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,666,687	$2,720	0.22%	$1,567,060	$2,462	0.21%
NOW deposit accounts	1,059,787	400	0.05%	970,139	375	0.05%
Savings deposits	1,131,768	491	0.06%	1,069,056	492	0.06%
Time deposits	910,034	7,198	1.06%	974,110	7,315	1.00%
Total interest bearing deposits	$4,768,276	$10,809	0.30%	$4,580,365	$10,644	0.31%
Short-term borrowings	488,906	1,668	0.46%	342,293	561	0.22%
Long-term debt	121,950	2,425	2.66%	130,767	2,507	2.56%
Junior subordinated deb	101,196	1,920	2.53%	101,196	1,645	2.17%
Total interest bearing liabilities	$5,480,328	$16,822	0.41%	$5,154,621	$15,357	0.40%
Demand deposits	2,014,963			1,872,441
Other liabilities	108,373			87,380
Stockholders' equity	891,650			875,874
Total liabilities and stockholders' equity	$8,495,314			$7,945,316
Net interest income (FTE)		199,645			191,532
Interest rate spread			3.32%			3.41%
Net interest margin			3.44%			3.53%
Taxable equivalent adjustment		2,629			2,436
Net interest income		$197,016			$189,096

(1) Securities are shown at average amortized cost
(2) Excluding unrealized gains or losses
(3) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

The following table presents changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume) and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Three months ended September 30,
	Increase (Decrease) 2016 over 2015
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$15	$8	$23
Securities available for sale	851	31	882
Securities held to maturity	210	113	323
Investment in FRB and FHLB Banks	70	44	114
Loans	2,679	(926)	1,753
Total interest income	3,825	(730)	3,095

Money market deposit accounts	41	(12)	29
NOW deposit accounts	11	(3)	8
Savings deposits	9	(8)	1
Time deposits	(101)	116	15
Short-term borrowings	125	340	465
Junior subordinated debt	-	100	100
Long-term debt	(139)	113	(26)
Total interest expense	(54)	646	592

Change in FTE net interest income	$3,879	$(1,376)	$2,503

Nine months ended September 30,
	Increase (Decrease) 2016 over 2015
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$27	$23	$50
Securities available for sale	2,534	173	2,707
Securities held to maturity	570	126	696
Investment in FRB and FHLB Banks	194	(79)	115
Loans	9,383	(3,373)	6,010
Total interest income	12,708	(3,130)	9,578

Money market deposit accounts	162	96	258
NOW deposit accounts	34	(9)	25
Savings deposits	28	(29)	(1)
Time deposits	(494)	377	(117)
Short-term borrowings	313	794	1,107
Junior subordinated debt	-	275	275
Long-term debt	(172)	90	(82)
Total interest expense	(129)	1,594	1,465

Change in FTE net interest income	$12,837	$(4,724)	$8,113

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(In thousands)
Insurance and other financial services revenue	$6,114	$5,862	$18,685	$18,072
Service charges on deposit accounts	4,354	4,349	12,459	12,706
ATM and debit card fees	5,063	4,780	14,580	13,707
Retirement plan administration fees	4,129	3,249	11,937	10,011
Trust	4,535	4,611	13,848	14,257
Bank owned life insurance	1,336	931	3,898	3,418
Net securities gains	-	3	30	43
Gain on sale of equity investment	-	4,179	-	4,179
Other	4,113	3,297	12,188	9,617
Total noninterest income	$29,644	$31,261	$87,625	$86,010

Noninterest income for the three months ended September 30, 2016 was $29.6 million, unchanged from the prior quarter and down $1.6 million, or 5.2%, from the third quarter of 2015.  The decrease from the third quarter of 2015 was driven primarily by a decrease in other noninterest income due to the contingent gain of $4.2 million recognized in the third quarter of 2015 from the 2014 sale of Springstone LLC (“Springstone”).  This decrease was offset by increases in retirement plan administration fees, other noninterest income, ATM and debit card fees and insurance revenue.  Retirement plan administration fees were up $0.9 million, or 27.1%, for the third quarter of 2016 as compared to the third quarter of 2015 due primarily to the 2015 fourth quarter acquisition of Third Party Administrators, Inc. (“TPA”) and the 2016 third quarter asset acquisition of Actuarial Designs & Solutions, Inc.  Other noninterest income was up $0.8 million, or 24.7%, primarily due to higher swap fee income in 2016 than in 2015.

Noninterest income for the nine months ended September 30, 2016 was $87.6 million, up $1.6 million, or 1.9%, from the same period last year.  The increase from the prior year was driven primarily by increases in other noninterest income, retirement plan administration fees, ATM and debit card fees and insurance revenue. Other noninterest income was up $2.6 million, or 26.7%, for the first nine months of 2016 as compared to the first nine months of 2015 due primarily to an increase in fee income from customer interest rate swaps, an increase in mortgage banking income and a $0.8 million gain on the sale of equity investments for compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Retirement plan administration fees were up $1.9 million, or 19.2%, for the first nine months of 2016 as compared to the same period in 2015 due primarily to the 2015 fourth quarter acquisition of TPA.  ATM and debit card fees were up $0.9 million, or 6.4%, for the first nine months of 2016 as compared to the same period last year due primarily to increases in debit card activity and the number of accounts.  The increases were offset by the above mentioned $4.2 million Springstone gain in 2015.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(In thousands)
Salaries and employee benefits	$32,783	$30,227	$98,155	$91,240
Occupancy	5,035	5,326	15,780	16,804
Data processing and communications	4,183	4,207	12,354	12,598
Professional fees and outside services	3,343	3,137	9,905	10,029
Equipment	3,656	3,352	10,663	9,917
Office supplies and postage	1,438	1,576	4,661	4,822
FDIC expenses	1,287	1,355	3,838	3,833
Advertising	634	421	1,733	1,874
Amortization of intangible assets	952	1,165	2,976	3,636
Loan collection and other real estate owned	985	699	2,535	1,593
Other	5,318	8,426	15,683	19,211
Total noninterest expense	$59,614	$59,891	$178,283	$175,557

Noninterest expense for the three months ended September 30, 2016 was $59.6 million, down $0.8 million or 1.4%, from the prior quarter and down $0.3 million, or 0.5%, from the third quarter of 2015.  The decrease from the prior quarter was due primarily to a decrease of $0.6 million, or 10.2%, in other operating expenses. Salaries and employee benefits increased $2.6 million, or 8.5%, from the third quarter of 2015 to the third quarter of 2016 due primarily to the above mentioned TPA acquisition and higher incentive compensation in 2016 as compared to 2015.  The increase was offset by a $3.1 million, or 36.9%, decrease in other operating expenses in the third quarter of 2016 as compared to the third quarter of 2015 primarily due to reorganization expenses incurred during the third quarter of 2015.

Noninterest expense for the nine months ended September 30, 2016 was $178.3 million, up $2.7 million, or 1.6%, from the same period in 2015, primarily due to an increase of $6.9 million, or 7.6% in salaries and benefits expense.  This rise in salaries and medical insurance costs offset by lower pension credit and contract termination costs drove the increase in noninterest expense.  Other noninterest expense decreased by $3.5 million, or 18.4%, primarily due to reorganization expenses incurred during the third quarter of 2015.

Income Taxes

Income tax expense for the three month period ended September 30, 2016 was $10.3 million, consistent with the prior quarter and down $0.5 million, or 4.6%, from the third quarter of 2015.  The effective tax rate of 34.0% for the third quarter of 2016 was consistent with the prior quarter and down from 35.2% for the third quarter of 2015.

Income tax expense for the nine month period ended September 30, 2016 was $30.3 million, up $0.5 million, or 1.8%, from the nine month period ended September 30, 2015.  The effective tax rate was 34.0% for the first nine months of 2016, down from 34.2% for the first nine months of 2015.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $129.7 million, or 7.8%, from December 31, 2015 to September 30, 2016.  The securities portfolio represents 20.3% of total assets as of September 30, 2016 as compared to 20.0% as of December 31, 2015.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

(In thousands)	September 30, 2016	December 31, 2015
Mortgage-backed securities:
With maturities 15 years or less	21%	25%
With maturities greater than 15 years	3%	1%
Collateral mortgage obligations	48%	41%
Municipal securities	13%	13%
US agency notes	14%	19%
Other	1%	1%
Total	100%	100%

The Company’s mortgage backed securities, U.S. agency notes and collateralized mortgage obligations are all “prime/conforming” and are guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks, or Ginnie Mae (“GNMA”).  GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government.  Currently, there are no subprime mortgages in our investment portfolio.  Refer to Note 3 to the Company's unaudited interim consolidated financial statements included in this Form 10-Q for information related to other-than-temporary impairment considerations.

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	September 30, 2016	December 31, 2015
Residential real estate mortgages	$1,240,337	$1,196,780
Commercial	1,252,644	1,159,089
Commercial real estate mortgages	1,528,499	1,430,618
Consumer	1,625,293	1,568,204
Home equity	513,412	528,442
Total loans	$6,160,185	$5,883,133

Total loans increased by $277.1 million, or 4.7%, at September 30, 2016 from December 31, 2015, or 6.2% annualized during the nine months ended September 30, 2016.  Loan growth in the first nine months of 2016 resulted from growth in the commercial, residential and consumer portfolios. Consumer loan growth was supplemented with approximately $51.6 million in loans purchased from LendingClub Corporation as part of the Company's ongoing relationship which began with the sale of Springstone LLC in the second quarter of 2014. Total loans represent approximately 70.2% of assets as of September 30, 2016, as compared to 71.2% as of December 31, 2015.

Allowance for Loan Losses, Provision for Loan Losses and Nonperforming Assets

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

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectability of the portfolio.  For individually analyzed loans, these factors include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date.  For homogeneous pools of loans, estimates of the Company’s exposure to credit loss reflect a thorough current assessment of a number of factors, which affect collectability. These factors include: past loss experience; the size, trend, composition and nature of the loans; changes in lending policies and procedures, including underwriting  standards and collection, charge-off and recovery practices;  trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability and depth of lending management and staff.  In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination, which may not be currently available to management.

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

Allowance For Loan Losses
	Three months ended
(Dollars in thousands)	September 30, 2016		September 30, 2015
Balance, beginning of period	$64,568		$64,959
Recoveries	1,537		1,308
Charge-offs	(6,825)		(6,374)
Net charge-offs	(5,288)		(5,066)
Provision for loan losses	6,388		4,966
Balance, end of period	$65,668		$64,859
Composition of Net Charge-offs
Commercial and agricultural	$(125)	2%	$(1,075)	21%
Real estate mortgage	(15)	1%	(350)	7%
Consumer	(5,148)	97%	(3,641)	72%
Net charge-offs	$(5,288)	100%	$(5,066)	100%
Annualized net charge-offs to average loans	0.35%		0.35%

Allowance For Loan Losses
	Nine months ended
	September 30, 2016		September 30, 2015
Balance, beginning of period	$63,018		$66,359
Recoveries	4,635		3,416
Charge-offs	(19,251)		(17,422)
Net charge-offs	(14,616)		(14,006)
Provision for loan losses	17,266		12,506
Balance, end of period	$65,668		$64,859
Composition of Net Charge-offs
Commercial and agricultural	$(107)	1%	$(1,943)	14%
Real estate mortgage	(879)	6%	(1,214)	9%
Consumer	(13,630)	93%	(10,849)	77%
Net charge-offs	$(14,616)	100%	$(14,006)	100%
Annualized net charge-offs to average loans	0.33%		0.33%

Net charge-offs were $5.3 million for the three months ended September 30, 2016, up from $4.5 million for the prior quarter and up slightly from $5.1 million for the third quarter of 2015.  Provision expense was $6.4 million for the three months ended September 30, 2016, as compared with $4.8 million for the prior quarter and $5.0 million for the third quarter of 2015; the increases in provision expense were primarily due to loan growth.  Annualized net charge-offs to average loans for the third quarter of 2016 was 0.35%, compared with 0.30% for the second quarter of 2016 and 0.35% for the third quarter of 2015. Annualized net charge-offs to average loans for the first nine months of 2016 was 0.33%, consistent with the same period of 2015 and down from 0.38% for the year ended December 31, 2015.

Nonperforming loans to total loans was 0.73% at September 30, 2016, up 9 bps from December 31, 2015 and down 6 bps from September 30, 2015.  Past due loans as a percentage of total loans were 0.57% at September 30, 2016, as compared to 0.62% at December 31, 2015 and 0.63% as of September 30, 2015.

The allowance for loan losses totaled $65.7 million at September 30, 2016, compared to $63.0 million at December 31, 2015 and $64.9 million at September 30, 2015.  The allowance for loan losses as a percentage of loans was 1.07% (1.15% excluding acquired loans with no related allowance recorded) at September 30, 2016, compared to 1.07% (1.18% excluding acquired loans with no related allowance recorded) at December 31, 2015 and 1.10% (1.21% excluding acquired loans with no related allowance recorded) at September 30, 2015.  The decrease in the allowance for loan losses as a percentage of loans from the prior year was due primarily to continued positive trends in asset quality metrics of the originated loan portfolio.

Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing, restructured loans, other real estate owned ("OREO") and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. In the third quarter of 2016 the threshold for evaluating classified and nonperfomring loans specifically evaluated for impairment was increased for $0.5 million to $0.8 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.  Nonperforming securities, which include securities which management believes are other-than-temporarily impaired, are carried at their estimated fair value and are not accruing interest.

(Dollars in thousands)	September 30, 2016		December 31, 2015
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$24,300	60%	$14,655	43%
Real estate mortgages	4,543	11%	8,625	26%
Consumer	8,163	20%	6,009	18%
Troubled debt restructured loans	3,710	9%	4,455	13%
Total nonaccrual loans	40,716	100%	33,744	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	834	19%	-	0%
Real estate mortgages	737	17%	1,022	28%
Consumer	2,873	65%	2,640	72%
Total loans 90 days or more past due and still accruing	4,444	100%	3,662	100%

Total nonperforming loans	45,160		37,406
OREO	2,501		4,666
Total nonperforming assets	$47,661		$42,072
Total nonperforming loans to total loans	0.73%		0.64%
Total nonperforming assets to total assets	0.54%		0.51%
Allowance for loan losses to total nonperforming loans	145.41%		168.47%

Past due loans as a percentage of total loans was 0.57% at September 30, 2016, down from 0.62% at December 31, 2015.  For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to the acquisition, or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans.  As of September 30, 2016, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.15% and 1.18%, respectively. As of December 31, 2015, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 168.52% and 193.00%, respectively.

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

In addition to nonperforming loans, the Company has also identified approximately $83.0 million in potential problem loans at September 30, 2016 as compared to $73.8 million at December 31, 2015.  At September 30, 2016, potential problem loans primarily consisted of commercial real estate, commercial and agricultural loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms, which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses.

Deposits

Total deposits were $6.9 billion at September 30, 2016, up $344.4 million, or 5.2%, from December 31, 2015.  Total average deposits increased $375.4 million, or 5.9%, for the nine months ended September 30, 2016 as compared to the same period last year driven primarily by growth in non-interest bearing demand deposits of $187.5 million, or 10.3%, combined with a $187.9 million, or 4.1%, increase in interest bearing deposits due to growth in money market deposit accounts, NOW accounts and savings accounts.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $585.0 million at September 30, 2016 compared to $442.5 million at December 31, 2015.  Long-term debt was $114.1 million at September 30, 2016 compared to $130.4 million at December 31, 2015.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $909.3 million represented 10.37% of total assets at September 30, 2016 compared with $882.0 million, or 10.67% as of December 31, 2015.  The increase in stockholders' equity resulted primarily from net income of $58.8 million for the nine months ending September 30, 2016, partially offset by dividends paid of $28.9 million and the stock buyback totaling $17.2 million during the period.

The Company purchased 675,535 shares of its common stock during the nine months ended 2016 at an average price of $25.45 per share under a previously announced plan.  As of September 30, 2016, there were 277,313 shares available for repurchase under this plan announced on July 27, 2015 and set to expire on December 31, 2016.  On March 28, 2016, the Company's Board of Directors authorized a new program for the Company to repurchase up to an additional 1,000,000 shares of its outstanding common stock.  This plan expires on December 31, 2017.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company's Board of Directors approved a 2016 fourth-quarter cash dividend of $0.23 per share at a meeting held on October 24, 2016. The dividend will be paid on December 15, 2016 to stockholders of record as of December 1, 2016.  The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2016 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	September 30, 2016	December 31, 2015
Tier 1 leverage ratio	9.05%	9.44%
Common equity tier 1 capital ratio	9.84%	10.20%
Tier 1 capital ratio	11.28%	11.73%
Total risk-based capital ratio	12.27%	12.74%
Cash dividends as a percentage of net income	49.15%	49.92%
Per common share:
Book value	$21.08	$20.31
Tangible book value (1)	$14.57	$13.79

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

In an attempt to manage the Company's exposure to changes in interest rates, management monitors the Company’s interest rate risk.  Management’s Asset Liability Committee (“ALCO”) meets monthly to review the Company’s interest rate risk position and profitability and to recommend strategies for consideration by the Board of Directors.  Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential effect of changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while minimizing net interest margin compression.  At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin.  The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long- and short-term interest rates.  Assuming interest rates remain at or near current historical lows, net interest margin will continue to experience compression.  Additional rate reductions on deposits are becoming more difficult as deposit rates are at or near their floors and with asset yields continuing to reprice at lower rates, this could result in additional margin pressure as well as a decrease in net interest income.

The primary tool utilized by ALCO to manage interest rate risk is a balance sheet/income statement simulation model (interest rate sensitivity analysis).  Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates is uploaded into the model to create an ending balance sheet.  In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings.

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12 month period.  Two additional models are run with static balance sheets: (1) a gradual increase of 200 bp and (2) a gradual decrease of 100 bp taking place over a 12 month period. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions.  Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2016 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(2.26%)
-100	(2.39%)

Liquidity Risk

Liquidity involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. ALCO is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity.  Liquidity policies must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary.  At September 30, 2016, the Company’s Basic Surplus measurement was 13.0% of total assets or approximately $1.1 billion as compared to the December 31, 2015 Basic Surplus of 18.6% or $1.5 billion and was above the Company’s minimum of 5% or $0.4 billion set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2016, approximately $83.4 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At September 30, 2016 and December 31, 2015, FHLB advances outstanding totaled approximately $494 million and $432 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.0 billion at September 30, 2016 and $1.1 billion at December 31, 2015.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $501 million at September 30, 2016, or used to collateralize other borrowings, such as repurchase agreements.  At September 30, 2016 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.8 billion.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were effective.

There  were  no changes made in the Company's internal control over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3.3
Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registrant’s Form 8-K, filed on November 18, 2004 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2016.

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

3.3
Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registrant’s Form 8-K, filed on November 18, 2004 and incorporated herein by reference).

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