Form 10-K
period 2016-12-31
NBT BANCORP INC
filed 2017-03-01
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Based on the closing price of the registrant’s common stock as of June 30, 2016, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $1,187,578,681.

The number of shares of common stock outstanding as of February 10, 2017, was 43,393,972.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2017 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2016

PART I

ITEM 1.      Business

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2016 had assets of $8.9 billion and stockholders’ equity of $913.3 million.

The principal assets of the Registrant consist of all of the outstanding shares of common stock of its subsidiaries, including:  NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I, and Alliance Financial Capital Trust II (collectively, the “Trusts”).  The Company’s principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings.

The Company’s business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking and financial services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, and the greater Portland, Maine area.  The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets, primarily loans and investments, and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan losses and noninterest income, such as service charges on deposit accounts, insurance and other financial services fees, trust revenue, and gains/losses on securities sales, bank owned life insurance income, ATM and debit card fees, and retirement plan administration fees as well as noninterest expense, such as salaries and employee benefits, occupancy, equipment, data processing and communications, professional fees and outside services, office supplies and postage, amortization, loan collection and other real estate owned ("OREO") expenses, advertising, FDIC expenses, and other expenses.

Like much of the nation, some of the market areas that the Company serves are still experiencing economic challenges and volatility.  A variety of factors (e.g., any substantial rise in inflation or rise in unemployment rates, decrease in consumer confidence, adverse international economic conditions, natural disasters, war, or political instability) may affect both the Company’s markets and the national market.  The Company will continue to emphasize managing its funding costs and lending and investment rates to effectively maintain profitability.  In addition, the Company will continue to seek and maintain relationships that can generate noninterest income.  We anticipate that this approach should help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles, and local economic factors.

NBT Bank, N.A.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, Vermont, and the greater Portland, Maine market areas.

Through its network of branch locations, the Bank offers a wide range of products and services tailored to individuals, businesses, and municipalities.  Deposit products offered by the Bank include demand deposit accounts, savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts (“MMDA”), and certificate of deposit (“CD”) accounts.  The Bank offers various types of each deposit account to accommodate the needs of its customers with varying rates, terms, and features.  Loan products offered by the Bank include consumer loans, home equity loans, mortgages, business banking loans and commercial loans, with varying rates, terms and features to accommodate the needs of its customers.  The Bank also offers various other products and services through its branch network such as trust and investment services and financial planning and life insurance services.  In addition to its branch network, the Bank also offers access to certain products and services electronically enabling customers to check balances, transfer funds, pay bills, view statements, apply for loans and access various other product and service information.  The Bank provides 24-hour access to an automated telephone line whereby customers can check balances, obtain account information, transfer funds, request statements, and perform various other activities.

NBT Financial Services, Inc.

Through NBT Financial Services, the Company operates EPIC Advisors, Inc. (“EPIC”), a retirement plan administrator.  Through EPIC, the Company offers services including retirement plan consulting and recordkeeping services.  EPIC’s headquarters are located in Rochester, New York.

NBT Holdings, Inc.

Through NBT Holdings, the Company operates NBT-Mang Insurance Agency, LLC (“Mang”), a full-service insurance agency acquired by the Company on September 1, 2008.  Mang’s headquarters are in Norwich, New York.  Through Mang, the Company offers a full array of insurance products, including personal property and casualty, business liability and commercial insurance, tailored to serve the specific insurance needs of individuals as well as businesses in a range of industries operating in the markets served by the Company.

The Trusts

The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions.  CNBF Capital Trust I (“Trust I”) and NBT Statutory Trust I are Delaware statutory business trusts formed in 1999 and 2005, respectively, for the purpose of issuing trust preferred securities and lending the proceeds to the Company. In connection with the acquisition of CNB Bancorp, Inc., the Company formed NBT Statutory Trust II (“Trust II”) in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. In connection with the acquisition of Alliance Financial Corporation (“Alliance”), the Company acquired two statutory trusts, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II, which were formed in 2003 and 2006, respectively. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities for which the Company is not the primary beneficiary, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”).  In accordance with ASC, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

Operating Subsidiaries of the Bank

The Bank has seven operating subsidiaries, NBT Capital Corp., Broad Street Property Associates, Inc., NBT Services, Inc., CNB Realty Trust, Alliance Preferred Funding Corp., Alliance Leasing, Inc. and Columbia Ridge Capital Management, Inc. NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses to develop and grow primarily in the markets they serve. Broad Street Property Associates, Inc., formed in 2004, is a property management company.  NBT Services, Inc., formed in 2004, has a 44% ownership interest in Land Record Services, LLC.  Land Record Services, LLC, a title insurance agency, offers mortgagee and owner’s title insurance coverage to both retail and commercial customers.  CNB Realty Trust, formed in 1998, is a real estate investment trust.  Alliance Preferred Funding Corp., formed in 1999, is a real estate investment trust.  Alliance Leasing, Inc. was formed in 2002 to provide equipment leasing services. Columbia Ridge Capital Management, Inc. was acquired in 2016 and is a registered investment advisor that provides investment advice and financial consulting services.

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

The table below summarizes the Bank’s deposits and market share by the thirty-eight counties of New York, Pennsylvania, New Hampshire, Massachusetts, Vermont, and Maine in which it had customer facilities as of June 30, 2016.  Market share is based on deposits of all commercial banks, credit unions, savings and loans associations, and savings banks.

County	State	Deposits in thousands*	Market Share	Market Rank	Number of Branches*	Number of ATMs*
Chenango	NY	$877,049	91.26%	1	11	13
Fulton	NY	450,106	61.45%	1	5	6
Schoharie	NY	208,325	48.03%	1	4	4
Hamilton	NY	44,543	45.02%	2	1	1
Cortland	NY	276,064	40.09%	1	5	7
Montgomery	NY	256,385	36.44%	2	5	4
Otsego	NY	340,762	33.20%	2	8	12
Delaware	NY	315,836	32.48%	1	5	4
Essex	NY	186,437	27.89%	2	3	5
Madison	NY	221,459	25.35%	2	4	6
Susquehanna	PA	162,173	19.81%	2	5	7
Saint Lawrence	NY	158,982	13.76%	4	5	5
Oneida	NY	453,441	13.19%	5	7	11
Broome	NY	345,188	13.09%	2	8	10
Pike	PA	80,147	11.79%	5	2	2
Wayne	PA	115,200	9.09%	4	3	4
Herkimer	NY	51,319	8.29%	4	2	1
Lackawanna	PA	416,307	8.02%	6	13	16
Tioga	NY	35,031	7.98%	5	1	1
Clinton	NY	104,792	7.92%	5	3	2
Oswego	NY	133,627	7.58%	5	4	6
Franklin	NY	30,099	5.90%	4	1	1
Schenectady	NY	148,378	5.57%	5	2	2
Onondaga	NY	422,290	4.38%	7	11	13
Saratoga	NY	151,210	3.55%	8	4	4
Greene	NY	37,633	3.05%	5	2	2
Berkshire	MA	117,648	2.94%	7	6	6
Monroe	PA	76,817	2.93%	8	4	4
Warren	NY	47,105	2.77%	7	2	3
Chittenden	VT	79,324	1.85%	7	3	3
Cheshire	NH	25,705	1.82%	7	1	-
Albany	NY	219,906	1.40%	9	4	5
Luzerne	PA	80,788	1.38%	13	4	6
Rensselaer	NY	12,199	0.59%	11	1	1
Hillsborough	NH	64,879	0.57%	11	2	2
Rutland	VT	3,543	0.36%	9	1	1
Rockingham	NH	16,360	0.24%	19	1	2
Cumberland	ME	5,776	0.06%	16	1	-
		$6,772,833			154	182

Source: SNL Financial LLC
* Branch and ATM data is as of December 31, 2016.

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

Overview

The Company is a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the supervision of and regular examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) as its primary federal regulator.  The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company's common stock is listed on the NASDAQ Global Select market under the ticker symbol, “NBTB,” and the Company is subject to the NASDAQ stock market rules.

The Bank is chartered as a national banking association under the National Bank Act.  The Bank is subject to the supervision of, and to regular examination by, the Office of the Comptroller of the Currency (“OCC”) as its chartering authority and primary federal regulator.  The Bank is also subject to the supervision and regulation, to a limited extent, of the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer.  Financial products and services offered by the Company and the Bank are subject to federal consumer protection laws and implementing regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”).  The Company and the Bank are also subject to oversight by state attorneys general for compliance with state consumer protection laws.  The Bank's deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations.  The non-bank subsidiaries of the Company and the Bank are subject to federal and state laws and regulations, including regulations of the FRB and the OCC, respectively.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has significantly changed the financial regulatory landscape in the U.S.  Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the federal banking agencies. Considering the recent changes in administration and controlling party in the U.S., Congress, state legislatures and financial regulatory agencies may introduce various legislative and regulatory initiatives that are likely to impact the financial services industry, generally. However, it is not clear whether such changes will be introduced at all or will be implemented successfully.  As a result, management cannot predict the ultimate impact of the Dodd-Frank Act or potential additional reforms in the regulation of financial institutions,  or the extent to which they could affect operations of the Company and the Bank.

Federal Bank Holding Company Regulation

The Company is a bank holding company as defined by the BHC Act.  The BHC Act generally limits the business of the Company to banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto.” The Company has also qualified for and elected to be a financial holding company.  Financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury), or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the FRB).  If a bank holding company seeks to engage in the broader range of activities permitted under the BHC Act for financial holding companies, (i) the bank holding company and all of its depository institution subsidiaries must be “well-capitalized” and “well-managed,” as defined in the FRB's Regulation Y, and (ii) it must file a declaration with the FRB that it elects to be a “financial holding company.” In order for a financial holding company to commence any activity that is financial in nature, incidental thereto, or complementary to a financial activity, or to acquire a company engaged in any such activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”).  See the section titled “Community Reinvestment Act of 1977” for further information relating to the CRA.

Regulation of Mergers and Acquisitions

The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of depository institutions and their holding companies. The BHC Act requires prior FRB approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company.  Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.

Under the Bank Merger Act, prior approval of the OCC is required for a national bank to merge with another bank where the national bank is the surviving bank or to purchase the assets or assume the deposits of another bank.  In reviewing applications seeking approval of merger and acquisition transactions, the federal banking agencies will consider, among other criteria, the competitive effect and public benefits of the transactions, the capital position of the combined banking organization, the applicant's performance record under the CRA, and the effectiveness of the subject organizations in combating money laundering activities.

As a financial holding company, the Company is permitted to acquire control of non-depository institutions engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior FRB approval.  However, the BHC Act, as amended by the Dodd-Frank Act, requires prior written approval from the FRB or prior written notice to the FRB before a financial holding company may acquire control of a company with consolidated assets of $10 billion or more.

Capital Distributions

The principal source of the Company's liquidity is dividends from the Bank. The OCC oversees the ability of the Bank to make capital distributions, including dividends.  The OCC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the bank would thereafter be undercapitalized.  The OCC’s prior approval is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank's net income for that year and its undistributed net income for the preceding two calendar years, less any required transfers to surplus.   The National Bank Act also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

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

Affiliate and Insider Transactions

Transactions between the Bank and its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s implementing Regulation W.  An “affiliate” of a bank includes any company or entity that controls, is controlled by, or is under common control with the Bank.  In a bank holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses in transactions with affiliates.  These sections place quantitative and qualitative limitations on covered transactions between the Bank and its affiliates, and require that all transactions between a bank and its affiliates occur on market terms that are consistent with safe and sound banking practices.

Section 22(h) of the FRA and its implementing Regulation O restricts loans to directors, executive officers, and principal stockholders (“Insiders”).  Under Section 22(h), loans to Insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to Insiders above specified amounts must receive the prior approval of the Bank’s board of directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers, and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Federal Deposit Insurance and Brokered Deposits

The FDIC’s deposit insurance limit is $250,000 per depositor, per insured bank, for each account ownership category.  The Bank’s deposit accounts are fully insured by the FDIC Deposit Insurance Fund (the “DIF”) up to the deposit insurance limits in accordance with applicable laws and regulations.

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating (“CAMELS rating”).  The risk matrix uses different risk categories distinguished by capital levels and supervisory ratings.  As a result of the Dodd-Frank Act, the base for deposit insurance assessments is now consolidated average assets less average tangible equity.  Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.  In addition to deposit insurance assessments, the Federal Deposit Insurance Act (“FDIA”) provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation funding. Financing Corporation is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Company.  The Financing Corporation assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation.

Under FDIC laws and regulations, no FDIC-insured depository institution can accept brokered deposits unless it is well-capitalized, or unless it is adequately capitalized and receives a waiver from the FDIC. Applicable laws and regulations also prohibit any depository institution that is not well-capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates.

The Dodd-Frank Act requires that the FDIC raise the minimum reserve ratio of the DIF from 1.15 percent to 1.35 percent, and that the FDIC offset the effect of this increase on insured depository institutions with total consolidated assets of less than $10 billion. In March 2016, the FDIC issued a final rule affecting insured depository institutions with total consolidated assets of more than $10 billion.  The final rule imposes a surcharge of 4.5 cents per $100 of the institution’s assessment base on deposit insurance assessment rates paid by these larger institutions.  If the reserve ratio does not reach 1.35% by December 31, 2018, through implementation of the surcharge, the FDIC will impose an additional, one-time shortfall assessment on insured depository institutions with more than $10 billion in assets on March 31, 2019, to be paid by June 30, 2019.  The FDIC also has authority to further increase deposit insurance assessments.  At this time, the Bank is not subject to this surcharge.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank's management is not aware of any practice, condition, or violation that might lead to the termination of its deposit insurance.

Federal Home Loan Bank System

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25.0 million. The Bank was in compliance with FHLB rules and requirements as of December 31, 2016.

Debit Card Interchange Fees

The Dodd-Frank Act requires that any interchange transaction fee charged for a debit transaction be reasonable and proportional to the cost incurred by the issuer for the transaction.  FRB regulations mandated by the Dodd-Frank Act limit interchange fees on debit cards to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount.  The rule also permits a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer developing, implementing, and updating reasonably designed fraud-prevention policies and procedures.  Issuers that, together with their affiliates, have less than $10 billion of assets, such as the Company, are exempt from the debit card interchange fee standards.  However, FRB regulations prohibit all issuers, including the Company and the Bank, from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks.

Source of Strength Doctrine

FRB policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks.  Section 616 of the Dodd-Frank Act codifies the requirement that bank holding companies serve as a source of financial strength to their subsidiary depository institutions.  As a result, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources.  Any capital loan by the Company to the Bank is subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks.  The U.S. Bankruptcy Code provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

In addition, under the National Bank Act, if the Bank’s capital stock is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Company.  If the assessment is not paid within three months, the OCC could order a sale of Bank stock held by the Company to cover any deficiency.

Capital Adequacy and Prompt Corrective Action

In July 2013, the FRB, the OCC and the FDIC approved final rules (the “Capital Rules”) that established a new capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach.

The Capital Rules: (i) require a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan losses, in each case, subject to the Capital Rules’ specific requirements.

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

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. When fully phased-in on January 1, 2019, the capital standards applicable to the Company and the Bank will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.  The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.  The deductions and adjustments will be incrementally phased in between January 1, 2015 and January 1, 2019.

In addition, under the prior general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in stockholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under GAAP were excluded for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using the advanced approaches, including the Company, and the Bank, were permitted to make a one-time permanent election to continue to exclude these items in January 2015. The Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued after May 19, 2010, from inclusion in bank holding companies’ Tier 1 capital.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, are phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

Management believes that the Company is in compliance, and will continue to be in compliance, with the targeted capital ratios as such requirements are phased in.

Prompt Corrective Action and Safety and Soundness

Pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), federal banking agencies are required to take “prompt corrective action” (“PCA”) should an insured depository institutions fail to meet certain capital adequacy standards.  At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii)  undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%.

Bank holding companies and insured depository institutions may also be subject to potential enforcement actions of varying levels of severity for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution−affiliated parties; the termination of the insured depository institution’s deposit insurance; the appointment of a conservator or receiver for the insured depository institution; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions.  Under the Volcker Rule, the term "covered funds" is defined as any issuer that would be an investment company under the Investment Company Act but for the exemptions in section 3(c)(1) or 3(c)(7) of that Act, which includes collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides an exemption for CLOs meeting certain requirements.  Compliance with the Volcker Rule is generally required by July 21, 2017. Given the Company’s size and the scope of its activities, the Company does not believe the implementation of the Volcker Rule will have a significant effect on its consolidated financial statements.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution.  If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

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

The Company is subject to federal consumer financial statutes and the regulations promulgated thereunder including, but not limited to:

●	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	the Equal Credit Opportunity Act (“ECOA”), prohibiting discrimination in connection with the extension of credit;

●
the Home Mortgage Disclosure Act (“HMDA”), requiring home mortgage lenders, including the Bank, to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the annual percentage rate and the average prime offer rate for mortgage loans of a comparable type;

●	the Fair Credit Reporting Act (“FCRA”), governing the provision of consumer information to credit reporting agencies and the use of consumer information; and

●	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies.

The Bank’s failure to comply with any of the consumer financial laws can result in civil actions, regulatory enforcement action by the federal banking agencies and the U.S. Department of Justice.

USA PATRIOT Act

The Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  The USA PATRIOT Act requires all financial institutions, including the Company and the Bank, to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences.  As of December 31, 2016, the Company and the Bank believe that they are in compliance with the BSA and the USA PATRIOT Act, and implementing regulations thereunder.

Identity Theft Prevention

The Fair Credit Reporting Act’s (“FCRA”) Red Flags Rule requires financial institutions with covered accounts (e.g., consumer bank accounts and loans) to develop, implement, and administer an identity theft prevention program. This program must include reasonable policies and procedures to detect suspicious patterns or practices that indicate the possibility of identity theft, such as inconsistencies in personal information or changes in account activity.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons).  Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Financial Privacy and Data Security

The Company and the Bank are subject to federal laws, including the Gramm-Leach-Bliley Act (“GLBA”) and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from nonaffiliated financial institutions. These provisions require notice of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain nonpublic personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations.

The GLBA requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Further, pursuant to interpretive guidance issued under the GLBA and certain state laws, financial institutions are required to notify clients of security breaches resulting in unauthorized access to their personal information.  The Bank believes it is in compliance with all GLBA obligations.

The Bank is also subject to data security standards, privacy and data breach notice requirements, primarily those issued by the OCC.

Community Reinvestment Act of 1977

The Bank has a responsibility under the CRA, as implemented by OCC regulations, to help meet the credit needs of its communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Regulators periodically assess the Bank’s record of compliance with the CRA. In addition, the ECOA and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company. The Bank’s latest CRA rating was “Satisfactory.”

Future Legislative Initiatives

Congress, state legislatures, and financial regulatory agencies are expected to introduce various legislative and regulatory initiatives that are likely to impact the financial services industry, generally. Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations, or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the business of the Company.

Employees

At December 31, 2016, the Company had 1,704 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.

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

The Company’s success depends primarily on the general economic conditions in central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, Maine and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Syracuse, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburgh, Glens Falls and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton, Wilkes-Barre and East Stroudsburg, Berkshire County, Massachusetts, southern New Hampshire, Vermont and the greater Portland, Maine area.  The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

As a lender with the majority of our loans secured by real estate or made to businesses in New York, Pennsylvania, New Hampshire, Massachusetts, Vermont and Maine, a downturn in these local economies could cause significant increases in nonperforming loans, which could negatively impact our earnings. Declines in real estate values in our market areas could cause any of our loans to become inadequately collateralized, which would expose us to greater risk of loss. Additionally, a decline in real estate values could result in the decline of originations of such loans, as most of our loans and the collateral securing our loans, are located in those areas.

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

Changes in the economy or the financial markets could materially affect our financial performance.

Downturns in the United States or global economies or financial markets could adversely affect the demand for and income received from the Company's fee-based services. Revenues from the trust and benefit plan administration businesses depend in large part on the level of assets under management and administration.  Market volatility that leads customers to liquidate investments, as well as lower asset values, can reduce our level of assets under management and administration and thereby decrease our investment management and administration revenues.

Our lending, and particularly our emphasis on commercial lending, exposes us to the risk of losses upon borrower default.

As of December 31, 2016, approximately 45% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, agricultural, construction and commercial real estate loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

The Company maintains an allowance for loan losses, which is an allowance established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, environmental and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. Bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company may need additional provisions to increase the allowance for loan losses. These potential increases in the allowance for loan losses would result in a decrease in net income and, possibly, capital and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Risk Management – Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses.

Strong competition within our industry and market area could hurt our performance and slow our growth.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets in which the Company operates. Additionally, various banks continue to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

●	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

●	the ability to expand the Company’s market position;

●	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

●	the rate at which the Company introduces new products, services and technologies relative to its competitors;

●	customer satisfaction with the Company’s level of service;

●	industry and general economic trends; and

●	the ability to attract and retain talented employees.

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

We, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or limit the pricing the Company may charge on certain banking services, among other things. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.

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

Based on our historical growth rates and current size, it is possible that our total assets could exceed $10 billion dollars in the near future.  The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets.  For bank holding companies with more than $10 billion but less than $50 billion in total consolidated assets such requirements include, among other things:

●	compliance with the FRB’s annual stress testing requirements;

●	increased capital, leverage, liquidity and risk management standards;

●	examinations by the CFPB for compliance with federal consumer financial protection laws and regulations;

●	limits on interchange fees on debit cards; and

●	changes to the FDIC deposit insurance assessments calculation that would increase our insurance premium costs.

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

The Company is subject to liquidity risk which could adversely affect net interest income and earnings

The purpose of the Company’s liquidity management is to meet the cash flow obligations of its customers for both deposits and loans.  The primary liquidity measurement the Company utilizes is called basic surplus, which captures the adequacy of the Company’s access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.   However, competitive pressure on deposit pricing could result in a decrease in the Company’s deposit base or an increase in funding costs.  In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth.  These scenarios could lead to a decrease in the Company’s basic surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds) and enter into repurchase agreements with investment companies.  Depending on the level of interest rates, the Company’s net interest income, and therefore earnings, could be adversely affected.  See the section captioned “Liquidity Risk” in Item 7.

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

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks and over the internet.  In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite existing safeguards, we cannot be certain that all of our systems are free from vulnerability to attack or other technological difficulties or failures.  If information security is breached or difficulties or failures occur, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us, reputational harm or damages to others. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

The Company may be adversely affected by fraud.

As a financial institution, the Company is inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers, and other third parties targeting the Company and/or the Company’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts.
Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, the Company may experience financial losses or reputational harm as a result of fraud.

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

The Company relies on third parties to provide key components of its business infrastructure.

The Company relies on third parties to provide key components for its business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance of services by a vendor, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor's ability to serve the Company. Replacing these third party vendors also could create significant delays and expense that adversely affect the Company’s business and performance.

The possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position and results of operations.

The economy in the United States and globally has experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not worsen.  Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, terrorist attacks, acts of war or a combination of these or other factors. A worsening of business and economic conditions recovery could have adverse effects on our business, including the following:

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

●
the Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches the Company uses to select, manage and underwrite its customers become less predictive of future behaviors;

●	the Company could suffer decreases in demand for loans or other financial products and services or decreased deposits or other investments in accounts with the Company;

●
customers of the Company's trust and benefit plan administration business may liquidate investments, which together with lower asset values, may reduce the level of assets under management and administration and thereby decrease the Company's investment management and administration revenues;

●
competition in the financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions or otherwise; and;

●	the value of loans and other assets or collateral securing loans may decrease.

We are subject to other-than-temporary impairment risk which could negatively impact our financial performance.

The Company recognizes an impairment charge when the decline in the fair value of equity, debt securities and cost-method investments below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, whether the Company has the intent to sell and whether it is more likely than not it will be forced to sell the security in question. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes.

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

●	the inability to maintain uniform standards, controls, procedures and policies; and

●	the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.

We cannot provide any assurance that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome these risks could have an adverse effect on the achievement of our business strategy and results of operations.

There are substantial risks and uncertainties associated with the introduction or expansion of lines of business or new products and services within existing lines of business.

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove attainable.  External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business.

Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.

A significant portion of our loan portfolio at December 31, 2016 was secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

We may be adversely affected by the soundness of other financial institutions including the FHLB of New York.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program.  The carrying value and fair market value of our FHLB of New York common stock was $31.8 million as of December 31, 2016.  There are 11 branches of the FHLB, including New York, which are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.  Any adverse effects on the FHLB of New York could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

Provisions of our certificate of incorporation and bylaws, as well as Delaware law and certain banking laws, could delay or prevent a takeover of us by a third party.

Provisions of the Company’s certificate of incorporation and bylaws, the corporate law of the State of Delaware and state and federal banking laws, including regulatory approval requirements, could delay, defer or prevent a third party from acquiring the Company, despite the possible benefit to the Company’s stockholders, or otherwise adversely affect the market price of the Company’s common stock. These provisions include supermajority voting requirements for certain business combinations and advance notice requirements for nominations for election to the Company’s board of directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, the Company is subject to Delaware law, which among other things prohibits the Company from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discouraging bids for the Company’s common stock at a premium over market price or adversely affect the market price of and the voting and other rights of the holders of the Company’s common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than candidates nominated by the Board.

The Company’s common stock price may fluctuate significantly.

The Company’s common stock price constantly changes, and has increased substantially since the U.S. Presidential election in November 2016. The market price of the Company's common stock may continue to fluctuate significantly in response to a number of factors including, but not limited to:

●
The political climate and whether the proposed policies of the new Presidential administration in the U.S. that have affected market prices for financial institution stocks are successfully implemented;

●	Changes in securities analysts’ recommendations or expectations of financial performance;

●	Volatility of stock market prices and volumes;

●	Incorrect information or speculation;

●	Changes in industry valuations;

●	Variations in operating results from general expectations;

●	Actions taken against the Company by various regulatory agencies;

●	Changes in authoritative accounting guidance;

●
Changes in general domestic economic conditions such as inflation rates, tax rates, unemployment rates, labor and healthcare cost trend rates, recessions and changing government policies, laws and regulations; and

●	Severe weather, natural disasters, acts of war or terrorism and other external events.

There may be future sales or other dilution of the Company's equity, which may adversely affect the market price of the Company's stock.

The Company is not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  The Company also grants a significant number of shares of common stock to employees and directors under the Company's incentive plan each year.  The issuance of any additional shares of the Company's common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock, or the exercise of such securities could be substantially dilutive to stockholders of the Company's common stock.  Holders of the Company's common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares or any class or series.  Because the Company's decision to issue securities in any future offering will depend on market conditions, its acquisition activity and other factors, the Company cannot predict or estimate the amount, timing or nature of its future offerings.  Thus, the Company's stockholders bear the risk of the Company's future offerings reducing the market price of the Company's common stock and diluting their stock holdings in the Company.

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.      Properties

The Company owns its headquarters located at 52 South Broad Street, Norwich, New York 13815.  The Company operated the following community banking branches and ATMs as of December 31, 2016:

County	Branches	ATMs	County	Branches	ATMs
New York			Pennsylvania
Albany	4	5	Lackawanna	13	16
Broome	8	10	Luzerne	4	6
Chenango	11	13	Monroe	4	4
Clinton	3	2	Pike	2	2
Cortland	5	7	Susquehanna	5	7
Delaware	5	4	Wayne	3	4
Essex	3	5
Franklin	1	1	New Hampshire
Fulton	5	6	Cheshire	1	0
Greene	2	2	Hillsborough	2	2
Hamilton	1	1	Rockingham	1	2
Herkimer	2	1
Madison	4	6	Vermont
Montgomery	5	4	Chittenden	3	3
Oneida	7	11	Rutland	1	1
Onondaga	11	13
Oswego	4	6	Massachusetts
Otsego	8	12	Berkshire	6	6
Rensselaer	1	1
Saint Lawrence	5	5	Maine
Saratoga	4	4	Cumberland	1	0
Schenectady	2	2
Schoharie	4	4
Tioga	1	1
Warren	2	3

			Total	154	182

The Company leases 66 of the above listed branches from third parties.  The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations.  All of the above ATMs are owned by the Company.

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

PART II

ITEM 5.      Market for Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the Nasdaq Global Select Market under the symbol “NBTB.” The following table sets forth the high and low sales prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2016
1st quarter	$27.50	$23.81	$0.22
2nd quarter	29.55	25.67	0.22
3rd quarter	33.04	27.31	0.23
4th quarter	42.49	32.26	0.23
2015
1st quarter	$26.46	$22.97	$0.21
2nd quarter	26.89	23.75	0.22
3rd quarter	27.72	24.91	0.22
4th quarter	30.52	25.58	0.22

The closing price of the Common Stock on February 10, 2017 was $40.08.

As of February 10, 2017, there were 6,412 stockholders of record of Common Stock.  No unregistered securities were sold by the Company during the year ended December 31, 2016.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the KBW Regional Bank Index (Peer Group).  The stock performance graph assumes that $100 was invested on December 31, 2011.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  We calculate each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
NBT Bancorp	$100.00	$95.06	$125.80	$132.08	$144.83	$223.79
KBW Regional Bank Index	$100.00	$113.18	$166.06	$170.01	$180.18	$250.39
NASDAQ Composite Index	$100.00	$117.70	$164.92	$189.32	$202.81	$220.91

Source:  Bloomberg, L.P.

Dividends

We depend primarily upon dividends from our subsidiaries for a substantial part of our revenue.  Accordingly, our ability to pay dividends to our stockholders depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries.  Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions.  Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years.  At December 31, 2016, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $102.5 million to the Company without the prior approval of the OCC.

If the capital of the Company is diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired.  See the section captioned “Supervision and Regulation” in Item 1. Business and Note 15 to the consolidated financial statements is included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Stock Repurchase

The Company purchased 675,535 shares of its common stock during the year ended December 31, 2016 at an average price of $25.45 per share under a previously announced plan that expired on December 31, 2016.  On March 28, 2016, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to 1,000,000 shares of its outstanding stock. This plan expires on December 31, 2017. The Company did not purchase any shares of its common stock during the fourth quarter of 2016.

ITEM  6.     Selected Financial Data

The following summary of financial and other information about the Company is derived from the Company’s audited consolidated financial statements for each of the last five fiscal years ended December 31 and should be read in conjunction with Item 7 and the Company’s consolidated financial statements and accompanying notes, included elsewhere in this report:

	Year ended December 31,
(In thousands except share and per share data)	2016	2015	2014	2013(1)	2012(2)
Interest, fee and dividend income	$286,947	$273,224	$275,081	$268,723	$239,397
Interest expense	22,506	20,616	23,203	30,644	35,194
Net interest income	264,441	252,608	251,878	238,079	204,203
Provision for loan losses	25,431	18,285	19,539	22,424	20,269
Noninterest income excluding securities
gains	116,357	115,394	125,935	101,789	86,728
Securities (losses) gains, net	(644)	3,087	92	1,426	599
Noninterest expense	235,922	236,176	246,063	228,927	193,887
Income before income taxes	118,801	116,628	112,303	89,943	77,374
Net income	78,409	76,425	75,074	61,747	54,558

Per common share
Basic earnings	$1.81	$1.74	$1.71	$1.47	$1.63
Diluted earnings	1.80	1.72	1.69	1.46	1.62
Cash dividends paid	0.90	0.87	0.84	0.81	0.80
Book value at year-end	21.11	20.31	19.69	18.77	17.24
Tangible book value at year-end (3)	14.61	13.79	13.22	12.09	12.23
Average diluted common shares outstanding	43,622	44,389	44,395	42,351	33,719

Securities available for sale, at fair value	$1,338,290	$1,174,544	$1,013,171	$1,364,881	$1,147,999
Securities held to maturity, at amortized cost	527,948	471,031	454,361	117,283	60,563
Loans	6,198,057	5,883,133	5,595,271	5,406,795	4,277,616
Allowance for loan losses	65,200	63,018	66,359	69,434	69,334
Assets	8,867,268	8,262,646	7,807,340	7,652,175	6,042,259
Deposits	6,973,688	6,604,843	6,299,605	5,890,224	4,784,349
Borrowings	886,986	674,124	548,943	866,061	605,855
Stockholders’ equity	913,316	882,004	864,181	816,569	582,273

Key ratios
Return on average assets	0.92%	0.96%	0.97%	0.85%	0.93%
Return on average equity	8.74%	8.70%	8.84%	8.09%	9.72%
Average equity to average assets	10.49%	10.98%	10.95%	10.50%	9.55%
Net interest margin	3.43%	3.50%	3.61%	3.66%	3.86%
Dividend payout ratio	50.00%	49.92%	49.16%	55.48%	49.38%
Tier 1 leverage	9.11%	9.44%	9.39%	8.93%	8.54%
Common equity tier 1 capital ratio	9.98%	10.20%	N/A	N/A %	N/A
Tier 1 risk-based capital	11.42%	11.73%	12.32%	11.74%	11.00%
Total risk-based capital	12.39%	12.74%	13.50%	12.99%	12.25%

(1)	Includes the impact of the acquisition of Alliance Financial Corporation ("Alliance") on March 8, 2013.
(2)	Includes the impact of the acquisition of Hampshire First Bank on June 8, 2012.
(3)	Tangible book value calculation (non-GAAP):

	Year ended December 31,
(In thousands except share and per share data)	2016	2015	2014	2013	2012
Stockholders' equity	$913,316	$882,004	$864,181	$816,569	$582,273
Intangibles	281,254	283,222	283,951	290,554	169,335
Tangible equity	632,062	598,782	580,229	526,015	412,938
Diluted common shares outstanding	43,258	43,431	43,896	43,513	33,775
Tangible book value	$14.61	$13.79	$13.22	$12.09	$12.23

Selected Quarterly Financial Data

	2016				2015
(Dollars in thousands except share and per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest, fee and dividend income	$73,109	$72,509	$71,375	$69,954	$68,771	$69,500	$67,727	$67,226
Interest expense	5,684	5,847	5,598	5,377	5,259	5,255	5,042	5,060
Net interest income	67,425	66,662	65,777	64,577	63,512	64,245	62,685	62,166
Provision for loan losses	8,165	6,388	4,780	6,098	5,779	4,966	3,898	3,642
Noninterest income excluding net securities gains	28,762	29,644	29,613	28,338	29,427	31,258	28,189	26,520
Net securities (losses) gains	(674)	-	1	29	3,044	3	26	14
Noninterest expense	57,639	59,614	60,445	58,224	60,619	59,891	57,964	57,702
Net income	19,608	20,001	19,909	18,891	19,127	19,851	19,281	18,166
Basic earnings per share	$0.45	$0.46	$0.46	$0.44	$0.44	$0.45	$0.44	$0.41
Diluted earnings per share	$0.45	$0.46	$0.46	$0.43	$0.43	$0.45	$0.43	$0.41
Annualized net interest margin	3.41%	3.40%	3.44%	3.47%	3.42%	3.48%	3.51%	3.60%
Annualized return on average assets	0.89%	0.92%	0.94%	0.92%	0.93%	0.97%	0.97%	0.94%
Annualized return on average equity	8.54%	8.80%	9.00%	8.63%	8.58%	8.97%	8.81%	8.46%
Weighted average diluted common shares outstanding	43,703	43,562	43,454	43,707	44,072	44,262	44,530	44,642

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply including those under the Dodd-Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the FASB and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

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

General

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiaries, the Bank, NBT Financial Services and NBT Holdings during 2016 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent ("FTE") basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2016 presentation.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company's results for the fiscal year ended December 31, 2016:

●	Net income for 2016 was $78.4 million, the highest in the Company's history, and up from $76.4 million in 2015.

●	Net interest margin for 2016 declined 7 basis points as a result of the continued low rate environment on loans and investments.

●	Asset quality indicators showed stability from last year:

▪	Nonperforming loans were 0.65% at December 31, 2016 compared to 0.64% at December 31, 2015;

▪	Past due loans to total loans increased to 0.64% at December 31, 2016 from 0.62% at December 31, 2015; and

▪	Net charge-offs to average loans were 0.39% for 2016 compared to 0.38% in 2015.

●	Continued demand deposit growth strategies resulting in 10.1% growth in average deposits from 2015 to 2016.

●	Increased efforts to grow noninterest income with focus on organic growth of our wealth management businesses; and

●	Improved operating efficiencies resulting in flat noninterest expense year over year.

The Company reported net income of $78.4 million or $1.80 per diluted share for 2016, up 2.6% from net income of $76.4 million or $1.72 per diluted share for 2015. Net interest income was $264.4 million for the year ended December 31, 2016, up $11.8 million, or 4.7% from $252.6 million in 2015.  FTE net interest margin was 3.43% for the year ended December 31, 2016, down from 3.50% for the year ended December 31, 2015.  Average interest earning assets were up $510.5 million, or 7.0%, for the year ended December 31, 2016 as compared to 2015. The provision for loan losses totaled $25.4 million for the year ended December 31, 2016, up $7.1 million, or 39.1%, from $18.3 million for the year ended December 31, 2015.

2017 Outlook

The Company’s 2016 earnings reflected the Company’s continued ability to manage through the existing economic conditions and challenges in the financial services industry, while investing in the Company’s future. Since the 2016 U.S. Presidential election, financial services stock prices have increased substantially based in part on assumptions related to interest rates, deregulation and tax policy, the extent, timing and impact of which remains uncertain. Significant items that may have an impact on 2017 results include:

●
Improving economic conditions may cause interest rates to rise.  This would result in principal and interest payments on currently outstanding loans and investments being reinvested at higher rates. In addition, rising market rates would likely increase deposit and borrowing costs from current low levels. This could potentially offset or more than offset the benefits of higher rates on our earning assets.  The magnitude and timing of interest rate increases, along with the shape of the yield curve, will impact net interest income in 2017.

●
The new administration's proposed regulatory relief and income tax reform could have positive impacts on compliance costs and income tax expense for both the Company and our customers.  The extent and speed of these potential reforms will determine the significance of the potential benefits in 2017.

●	Generally, political turmoil, both in the United States and globally, may give rise to continued market volatility that could impact both the Company’s stock price and interest rates.

●	The Company's continued focus on long-term strategies including growth in the New England markets, diversification of revenue, improving operating efficiencies and investing in technology.

●
The Company’s 2017 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in ITEM 1A. RISK FACTORS.

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

Average Balances and Net Interest Income

	2016			2015			2014
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Short-term interest bearing accounts	$16,301	$95	0.58%	$10,157	$33	0.33%	$4,344	$28	0.65%
Securities available for sale (1)(2)	1,237,930	24,450	1.98%	1,059,284	20,888	1.97%	1,258,999	25,760	2.05%
Securities held to maturity (1)	487,837	12,255	2.51%	459,589	11,296	2.46%	233,465	6,558	2.81%
Investment in FRB and FHLB Banks	38,867	1,973	5.08%	33,044	1,712	5.18%	39,290	2,005	5.10%
Loans (3)	6,035,513	251,723	4.17%	5,743,860	242,587	4.22%	5,528,015	244,162	4.42%
Total interest earning assets	$7,816,448	$290,496	3.72%	$7,305,934	$276,516	3.78%	$7,064,113	$278,513	3.94%
Other assets	740,506			691,583			691,934
Total assets	$8,556,954			$7,997,517			$7,756,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,668,555	$3,599	0.22%	$1,582,078	$3,351	0.21%	$1,457,770	$2,532	0.17%
NOW deposit accounts	1,077,581	546	0.05%	987,638	515	0.05%	949,759	509	0.05%
Savings deposits	1,135,182	652	0.06%	1,071,753	651	0.06%	1,020,974	760	0.07%
Time deposits	905,126	9,569	1.06%	960,188	9,740	1.01%	1,015,748	9,837	0.97%
Total interest bearing deposits	$4,786,444	$14,366	0.30%	$4,601,657	$14,257	0.31%	$4,444,251	$13,638	0.31%
Short-term borrowings	497,654	2,309	0.46%	339,885	783	0.23%	382,451	845	0.22%
Long-term debt	118,860	3,204	2.70%	130,705	3,355	2.57%	224,556	6,555	2.92%
Junior subordinated debt	101,196	2,627	2.60%	101,196	2,221	2.19%	101,196	2,165	2.14%
Total interest bearing liabilities	$5,504,154	$22,506	0.41%	$5,173,443	$20,616	0.40%	$5,152,454	$23,203	0.45%
Demand deposits	2,045,465			1,857,027			1,670,188
Other liabilities	110,105			88,937			83,940
Stockholders' equity	897,230			878,110			849,465
Total liabilities and stockholders' equity	$8,556,954			$7,997,517			$7,756,047
Net interest income (FTE)		267,990			255,900			255,310
Interest rate spread			3.31%			3.38%			3.49%
Net interest margin			3.43%			3.50%			3.61%
Taxable equivalent adjustment		3,549			3,292			3,432
Net interest income		$264,441			$252,608			$251,878

(1)	Securities are shown at average amortized cost.
(2)	Excluding unrealized gains or losses.
(3)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
Note:	Interest income for tax-exempt securities and loans has been adjusted to a Fully Taxable-Equivalent ("FTE") basis using the statutory Federal income tax rate of 35%.

2016 OPERATING RESULTS AS COMPARED TO 2015 OPERATING RESULTS

Net Interest Income

Net interest income was $264.4 million for the year ended December 31, 2016, up $11.8 million from 2015.  Fully taxable equivalent (“FTE”) net interest margin was 3.43% for the year ended December 31, 2016, down from 3.50% for the year ended December 31, 2015.  Average interest earning assets were up $510.5 million, or 7.0%, for the year ended December 31, 2016 as compared to 2015.  This increase from last year was driven primarily by $314.9, or 5.4%, period end loan growth and a $220.7 million, or 13.4%, increase in investment securities in 2016.  The benefit of earning asset growth was partially offset by a 6 basis point ("bp") decrease in earning assets yields, driven by a 5 bp decrease in loan yields from 2015 to 2016. Average interest bearing liabilities increased $330.7 million, or 6.4%, from the year ended December 31, 2015 to the year ended December 31, 2016.  Total average deposits increased $373.2 million, or 5.8%, for the year ended December 31, 2016 as compared to the prior year driven primarily by a 10.1% increase in noninterest bearing demand deposits, as well as increases in money market deposit accounts, NOW and savings deposits in 2016.  Average short-term borrowings increased $157.8 million for the year ended December 31, 2016 as compared to the prior year funding earning asset growth.  The rates paid on interest bearing liabilities increased by 1 bp for the year ended December 31, 2016 as compared to 2015.  The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Increase (Decrease)			Increase (Decrease)
	2016 over 2015			2015 over 2014
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$27	$35	$62	$24	$(19)	$5
Securities available for sale	3,527	35	3,562	(3,966)	(906)	(4,872)
Securities held to maturity	706	253	959	5,649	(911)	4,738
Investment in FRB and FHLB Banks	296	(35)	261	(323)	30	(293)
Loans	12,194	(3,058)	9,136	9,337	(10,912)	(1,575)
Total interest income	16,750	(2,770)	13,980	10,721	(12,718)	(1,997)
Money market deposit accounts	186	62	248	229	590	819
NOW deposit accounts	46	(15)	31	20	(14)	6
Savings deposits	37	(36)	1	36	(145)	(109)
Time deposits	(572)	401	(171)	(552)	455	(97)
Short-term borrowings	479	1,047	1,526	(97)	35	(62)
Long-term debt	(314)	163	(151)	(2,483)	(717)	(3,200)
Junior subordinated debt	-	406	406	0	56	56
Total interest expense	(138)	2,028	1,890	(2,847)	260	(2,587)
Change in FTE net interest income	$16,888	$(4,798)	$12,090	$13,568	$(12,978)	$590

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $291.7 million, or 5.1%, from 2015 to 2016. The yield on average loans decreased from 4.22% in 2015 to 4.17% in 2016, as loan rates declined due to the continued low rate environment in 2016. FTE interest income from loans increased 3.8%, from $242.6 million in 2015 to $251.7 million in 2016. This increase was due to the decrease in yields, offset by the increase in average loan balances.

Total loans increased $314.9 million, or 5.4%, from December 31, 2015 to December 31, 2016.  Increases in commercial real estate loans and commercial loans were the primary drivers of the increase in total loans from 2015 as the Company experienced strong originations in 2016 in the upstate New York, Pennsylvania and New England markets.

The following table reflects the loan portfolio by major categories as of December 31 for the years indicated:

Composition of Loan Portfolio

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Residential real estate mortgages	$1,262,614	$1,196,780	$1,115,715	$1,041,502	$651,105
Commercial	1,242,701	1,159,089	1,144,761	1,180,995	964,297
Commercial real estate	1,543,301	1,430,618	1,334,984	1,218,988	1,040,600
Consumer	1,641,657	1,568,204	1,430,216	1,345,395	1,046,333
Home equity	507,784	528,442	569,595	619,915	575,281
Total loans	$6,198,057	$5,883,133	$5,595,271	$5,406,795	$4,277,616

Residential real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural categories, including commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small and medium-sized entities. Consumer loans include $1.2 billion of indirect installment loans to individuals which is secured by automobiles and other personal property including marine, recreational vehicles and manufactured housing. Consumer loans also consist of direct installment loans to individuals secured by similar collateral. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. In addition, the consumer loan portfolio as of December 31, 2016 includes $374.9 million of unsecured consumer loans across a national footprint originated through our relationship with a leading national fintech company that began nine years ago as the result of our investment in Springstone Financial LLC ("Springstone"). Advances of credit through this specialty lending business line are to prime borrowers and are subject to the Company's underwriting standards. Real estate construction and development loans include commercial construction and development and residential construction loans. Commercial construction loans are for small and medium sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

Risks associated with the commercial real estate portfolio include the ability of borrowers to pay interest and principal during the loan’s term, as well as the ability of the borrowers to refinance at the end of the loan term.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, summarizes the maturities of the commercial and agricultural and real estate construction and development loan portfolios and the sensitivity of those loans to interest rate fluctuations at December 31, 2016. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Maturities and Sensitivities of Certain Loans to Changes in Interest Rates

	Remaining maturity at December 31, 2016
(In thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total
Floating/adjustable rate
Commercial, commercial real estate, agricultural, and agricultural real estate	$437,030	$366,779	$1,199,719	$2,003,528
Fixed rate
Commercial, commercial real estate, agricultural, and agricultural real estate	64,730	366,958	350,786	782,474
Total	$501,760	$733,737	$1,550,505	$2,786,002

Securities and Corresponding Interest and Dividend Income

The average balance of securities available for sale ("AFS") increased $178.6 million, or 16.9%, from 2015 to 2016. The yield on average AFS securities was 1.98% for 2016 compared to 1.97% in 2015.

The average balance of securities held to maturity ("HTM") increased from $459.6 million in 2015 to $487.8 million in 2016. At December 31, 2016, HTM securities were comprised primarily of tax-exempt municipal securities. The yield on HTM securities increased from 2.46% in 2015 to 2.51% in 2016.

The average balance of FRB and FHLB stock increased to $38.9 million in 2016 from $33.0 million in 2015. The yield from investments in FRB and FHLB banks decreased from 5.18% in 2015 to 5.08% in 2016.

Securities Portfolio

	As of December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
AFS Securities:
U.S. Treasury	$-	$-	$-	$-	$23,041	$23,111
Federal agency	175,135	174,408	312,580	311,272	332,193	329,914
State & Municipal	47,053	46,726	31,208	31,637	37,035	37,570
Mortgage-backed	528,769	529,844	406,277	409,896	356,557	364,727
Collateralized mortgage obligations	574,253	566,573	405,635	404,971	240,074	242,129
Other securities	15,849	20,739	13,637	16,768	12,818	15,720
Total AFS securities	$1,341,059	$1,338,290	$1,169,337	$1,174,544	$1,001,718	$1,013,171

HTM Securities:
Mortgage-backed	$97,201	$96,112	$10,043	$10,031	$755	$868
Collateralized mortgage obligations	225,213	224,	272,550	272,401	317,628	317,597
State & Municipal	205,534	204,173	188,438	190,708	135,978	136,529
Total HTM securities	$527,948	$525,050	$471,031	$473,140	$454,361	$454,994

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

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2016:

(Dollars in thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
Debt securities classified as AFS:
Within one year	$67,803	$67,877	1.20%
From one to five years	162,913	162,754	2.20%
From five to ten years	144,957	146,014	2.60%
After ten years	949,537	940,906	2.46%
	$1,325,210	$1,317,551
Debt securities classified as HTM:
Within one year	$37,187	$37,199	1.62%
From one to five years	27,956	28,019	3.48%
From five to ten years	122,228	121,697	2.88%
After ten years	340,577	338,135	2.09%
	$527,948	$525,050

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities increased $330.7 million from 2015, and totaled $5.5 billion in 2016.  The rate paid on interest-bearing liabilities increased from 0.40% in 2015 to 0.41% in 2016.  This increase in rates and increase in average balances, caused an increase in interest expense of $1.9 million, or 9.2%, from $20.6 million in 2015 to $22.5 million in 2016.

Deposits

Average interest bearing deposits increased $184.8 million, or 4.0%, from 2015 to 2016, due primarily to organic deposit growth.  Average money market deposits increased $86.5 million or 5.5% during 2016 when compared to 2015. Average NOW accounts increased $89.9 million or 9.1% during 2016 as compared to 2015. The average balance of savings accounts increased $63.4 million or 5.9% during 2016 when compared to 2015.  These increases were partially offset by a decrease in average time deposits, which decreased $55.1 million, or 5.7%, from 2015 to 2016.  The average balance of demand deposits increased $188.4 million, or 10.1%, during 2016 when compared to 2015. This growth in demand deposits was driven principally by increases in accounts from retail, municipal, and commercial customers.

The rate paid on average interest-bearing deposits was 0.30% for 2016 and 0.31% for 2015.  The rate paid for money market deposit accounts increased from 0.21% during 2015 to 0.22% during 2016. The rate paid for time deposits increased from 1.01% during 2015 to 1.06% during 2016.  The rate paid for savings deposits was 0.06% for 2016 and 2015.

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31:

(In thousands)	2016	2015
Within three months	$71,459	$46,570
After three but within twelve months	69,810	80,674
After one but within three years	71,275	58,834
Over three years	31,356	55,425
Total	$243,900	$241,503

Borrowings

Average short-term borrowings increased to $497.7 million in 2016 from $339.9 million in 2015 funding earning asset growth.  The average rate paid on short-term borrowings increased from 0.23% in 2015 to 0.46% in 2016.  Average long-term debt decreased from $130.7 million in 2015 to $118.9 million in 2016.

The average balance of junior subordinated debt remained at $101.2 million in 2016.  The average rate paid for junior subordinated debt in 2016 was 2.60%, up from 2.19% in 2015.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $1.9 billion and $2.1 billion at December 31, 2016 and 2015, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2016	2015	2014
Insurance and other financial services revenue	$24,396	$24,211	$24,517
Service charges on deposit accounts	16,729	17,056	17,941
ATM and debit card fees	19,448	18,248	17,135
Retirement plan administration fees	16,063	14,146	12,129
Trust fees	18,565	19,026	18,950
Bank owned life insurance income	5,195	4,334	5,349
Net securities (losses) gains	(644)	3,087	92
Gain on the sale of equity investment	-	4,179	19,401
Other	15,961	14,194	10,513
Total noninterest income	$115,713	$118,481	$126,027

Noninterest income for the year ended December 31, 2016 was $115.7 million, down $2.8 million, or 2.3%, from the year ended December 31, 2015.  The decrease was primarily due to the $4.2 million gain recognized in the third quarter of 2015 from the 2014 sale of Springstone.  In addition, net securities income was down $3.7 million from 2015 due to a $0.6 million securities loss in 2016 versus a net securities gain for $3.1 million in 2015.  The decreases were offset by increases in retirement plan administration fees, other noninterest income, ATM and debit card fees, bank owned life insurance income and insurance and other financial services revenue. Retirement plan administration fees were up $1.9 million, or 13.6%, from 2015 due primarily to the 2015 fourth quarter acquisition of Third Party Administrators, Inc. and the 2016 third quarter acquisition of Actuarial Designs & Solutions, Inc.  Other noninterest income was up $1.8 million, or 12.4% primarily due to higher swap fee income in 2016 than in 2015, an increase in mortgage banking income and a $0.9 million gain on the sale of equity investments for compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act in the third quarter of 2016. Noninterest income as a percent of total revenue excluding net securities (losses) gains and the gain on the sale of equity investment was 30.6% for the years ended December 31, 2016 and 2015.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2016	2015	2014
Salaries and employee benefits	$129,702	$124,318	$119,667
Occupancy	20,940	22,095	22,128
Data processing and communications	16,495	16,588	16,137
Professional fees and outside services	13,617	13,407	14,426
Equipment	14,295	13,408	12,658
Office supplies and postage	6,168	6,367	6,983
FDIC expenses	5,111	5,145	4,944
Advertising	2,556	2,654	2,831
Amortization of intangible assets	3,928	4,864	5,047
Loan collection and other real estate owned	3,458	2,620	3,248
Prepayment penalties on long-term debt	-	-	17,902
Other	19,652	24,710	20,092
Total noninterest expense	$235,922	$236,176	$246,063
Noninterest expense for the year ended December 31, 2016 was $235.9 million, down $0.3 million, or 0.1% from 2015. This decrease was driven primarily by lower other noninterest expense during 2016 than 2015 primarily due to reorganization expenses incurred during the third quarter of 2015, offset by higher salaries and employee benefit expenses in 2016.  Salaries and employee benefits expense increased $5.4 million, or 4.3% from 2015 to 2016, due to higher salaries and medical insurance costs that were partially offset by lower pension credit and contract termination costs.

Income Taxes

Income tax expense for the year ended December 31, 2016 was $40.4 million, up from $40.2 million for the same period in 2015.  The effective tax rate was 34.0% for the year ended December 31, 2016, compared to 34.5% for the same period in 2015. The decrease in the effective tax rate was due to the higher level of tax-exempt income to total income in 2016 compared to 2015.

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

Nonperforming Assets

	As of December 31,
(Dollars in thousands)	2016	%	2015	%	2014	%	2013	%	2012	%
Nonaccrual loans:
Commercial, agricultural and real estate loans	$19,351	54%	$14,655	43%	$18,226	45%	$27,033	54%	$20,923	53%
Real estate mortgages	8,027	23%	8,625	26%	10,867	26%	10,296	21%	8,083	20%
Consumer	4,653	13%	6,009	18%	8,086	20%	7,213	14%	8,440	21%
Troubled debt restructured loans	3,681	10%	4,455	13%	3,895	9%	5,423	11%	2,230	6%
Total nonaccrual loans	35,712	100%	33,744	100%	41,074	100%	49,965	100%	39,676	100%

Loans 90 days or more past due and still accruing:
Commercial, agricultural and real estate loans	-	0%	-	0%	84	2%	105	3%	148	6%
Real estate mortgages	1,733	36%	1,022	28%	1,927	39%	808	22%	330	13%
Consumer	3,077	64%	2,640	72%	2,930	59%	2,824	75%	1,970	81%
Total loans 90 days or more past due and still accruing	4,810	100%	3,662	100%	4,941	100%	3,737	100%	2,448	100%

Total nonperforming loans	40,522		37,406		46,015		53,702		42,124
Other real estate owned	5,581		4,666		3,964		2,904		2,276
Total nonperforming assets	$46,103		$42,072		$49,979		$56,606		$44,400

Total nonperforming loans to total loans	0.65%		0.64%		0.82%		0.99%		0.98%
Total nonperforming assets to total assets	0.52%		0.51%		0.64%		0.74%		0.73%
Total allowance for loan losses to nonperforming loans	160.90%		168.47%		144.21%		129.29%		164.60%

Total nonperforming assets were $46.1 million at December 31, 2016, compared to $42.1 million at December 31, 2015 primarily due to the increase in nonaccrual commercial, agricultural and real estate loans.  Nonperforming loans at December 31, 2016 were $40.5 million or 0.65% of total loans compared with $37.4 million or 0.64% at December 31, 2015.  Included in nonperforming loans are $5.6 million of nonaccrual loans in the acquired loan portfolio. Excluding nonaccrual acquired loans, originated nonperforming loans to originated loans was 0.61% at December 31, 2016.  The Company recorded a provision for loan losses of $25.4 million for the year ended December 31, 2016 compared with $18.3 million for the year ended December 31, 2015.  Net charge-offs to average loans for the year ended December 31, 2016 were 0.39%, compared with 0.38% for the year ended December 31, 2015.  The allowance for loan losses was 160.90% of nonperforming loans at December 31, 2016 as compared to 168.47% at December 31, 2015. The allowance for loan losses as a percentage of loans was 1.05% (1.13% excluding acquired loans with no related allowance recorded) at December 31, 2016, compared to 1.07% (1.15% excluding acquired loans with no related allowance recorded) at September 30, 2016 and 1.07% (1.18% excluding acquired loans with no related allowance recorded) at December 31, 2015.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, and agricultural real estate loans, as well as loans that have been modified in a troubled debt restructuring (“TDR”), increased to $28.9 million at December 31, 2016 as compared to $27.2 million at December 31, 2015.  At December 31, 2016, $7.0 million of the total impaired loans had a specific reserve allocation of $1.5 million compared to $5.9 million of impaired loans at December 31, 2015 which had a specific reserve allocation of $2.0 million.

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

Total net charge-offs for 2016 were $23.2 million, up from $21.6 million in 2015.  Net charge-offs to average loans was 0.39% for 2016 as compared with 0.38% for 2015.  For the originated portfolio, net charge-offs to average loans for the year ended December 31, 2016 was 0.39%, compared to 0.38% for last year.  Gross charge-offs were up to $29.3 million for 2016 from $26.1 million for 2015.  Recoveries increased from $4.5 million for the year ended December 31, 2015 to $6.1 million for the year ended December 31, 2016.

Allowance for Loan Losses

(Dollars in thousands)	2016	2015	2014	2013	2012
Balance at January 1	$63,018	$66,359	$69,434	$69,334	$71,334
Loans charged-off
Commercial and agricultural	4,592	5,718	9,414	10,459	8,750
Residential real estate mortgages	1,343	2,229	1,417	1,771	1,906
Consumer*	23,364	18,140	16,642	15,459	15,848
Total loans charged-off	29,299	26,087	27,473	27,689	26,504
Recoveries
Commercial and agricultural	1,887	1,014	1,774	1,956	1,641
Residential real estate mortgages	293	320	285	272	38
Consumer*	3,870	3127	2,800	3,137	2,556
Total recoveries	6,050	4,461	4,859	5,365	4,235
Net loans charged-off	23,249	21,626	22,614	22,324	22,269

Provision for loan losses	25,431	18,285	19,539	22,424	20,269
Balance at December 31	$65,200	$63,018	$66,359	$69,434	$69,334
Allowance for loan losses to loans outstanding at end of year	1.05%	1.07%	1.19%	1.28%	1.62%
Net charge-offs to average loans outstanding	0.39%	0.38%	0.41%	0.44%	0.55%

* Consumer charge-off and recoveries include consumer and home equity.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $70.0 million in potential problem loans at December 31, 2016 as compared to $73.8 million at December 31, 2015. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected.  Such loans may need to be disclosed as nonperforming at some time in the future.  Potential problem loans are classified by the Company’s loan rating system as “substandard.” At December 31, 2016, there were 17 potential problem loans exceeding $1.0 million, totaling $34.9 million in aggregate, compared to 13 potential problem loans exceeding $1.0 million, totaling $25.0 million at December 31, 2015. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  To mitigate this risk, the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry, and originates loans primarily within its footprint.

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

Allocation of the Allowance for Loan Losses

	December 31,
	2016		2015		2014		2013		2012
		Category		Category		Category		Category		Category
		Percent of		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	of Loans
Commercial and agricultural	$25,444	45%	$25,545	44%	$32,433	44%	$35,090	44%	$35,624	47%
Real estate mortgages	6,381	20%	7,960	20%	7,130	20%	6,520	19%	6,252	15%
Consumer	33,375	35%	29,253	36%	26,720	36%	27,694	37%	27,162	38%
Unallocated	-	0%	260	0%	76	0%	130	0%	296	0%
Total	$65,200	100%	$63,018	100%	$66,359	100%	$69,434	100%	$69,334	100%

The Company’s accounting policy relating to the allowance for loan losses requires a review of each significant loan type within the loan portfolio, considering asset quality trends for each type, including, but not limited to, delinquencies, nonaccruals, historical charge-off experience, and specific economic factors (e.g. milk prices are considered when reviewing agricultural loans).  Based on this review, management believes the reserve allocations are adequate to address any trends in asset quality indicators.  As a result of the general improvement and stabilization of asset quality indicators in 2016, as well as the aforementioned review of the loan portfolio, the allowance for loan losses as a percentage of originated loans decreased from 1.18% as of December 31, 2015 to 1.13% as of December 31, 2016.   Acquired loans were recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan losses.  Generally, the fair value discount represents expected credit losses, net of market interest rate adjustments.  The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method.

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

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to acquisitions, or comparable with other institutions. The credit metrics most impacted by our acquisition of loans related to the acquisition of Alliance Financial Corporation ("Alliance") were the allowance for loans losses to total loans, and total allowance for loan losses to nonperforming loans. As of December 31, 2016, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.13% and 186.82%, respectively.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2016, the Company’s Basic Surplus measurement was 13.6% of total assets, or $1.2 billion, which was above the Company’s minimum of 5% (calculated at $443.4 million of period end total assets at December 31, 2016) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet.  Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At December 31, 2016, the Company considered its Basic Surplus position to be strong.  However, certain events may adversely impact the Company’s liquidity position in 2017.  Improvement in the economy may increase competitive pressure on deposit pricing, which, in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2017.  These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures was $1.6 billion at December 31, 2016.  In addition, the Bank has enhanced its “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans.  At December 31, 2016, the Bank had the capacity to borrow $832 million from this program.

At December 31, 2016 and 2015, FHLB advances outstanding totaled $598 million and $432 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $0.8 billion at December 31, 2016 and $1.1 billion at December 31, 2015.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $706 million at December 31, 2016 or used to collateralize other borrowings, such as repurchase agreements.

At December 31, 2016, a portion of the Company’s loans and securities were pledged as collateral on borrowings.  Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $113.5 million in 2016 and $124.5 million in 2015. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization, and cash flows generated through changes in other assets and liabilities.

Net cash flows used by investing activities totaled $633.9 million and $504.0 million in 2016 and 2015, respectively. Critical elements of investing activities are loan and investment securities transactions.

Net cash flows provided by financing activities totaled $529.3 million in 2016 as compared to $373.1 million in 2015. The critical elements of financing activities are proceeds from deposits, borrowings, and stock issuances.  In addition, financing activities are impacted by dividends and treasury stock transactions.

Contractual Obligations

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements, operating leases, and other obligations at December 31, 2016 are as follows:

	Payments Due by Period
(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt obligations	$40,150	$40,000	$20,000	$-	$72	$3,865	$104,087
Junior subordinated debt	-	-	-	-	-	101,196	101,196
Operating lease obligations	7,757	7,375	6,858	6,132	4,954	19,890	52,966
Capital lease obligations	214	187	174	134	63	-	772
IT/Software obligations	7,437	2,365	1,328	284	11	-	11,425
Data processing commitments	4,491	4,425	4,425	4,425	998	250	19,014
Total contractual obligations	$60,049	$54,352	$32,785	$10,975	$6,098	$125,201	$289,460

We have obligations under our pension, post-retirement plan, directors’ retirement and supplemental executive retirement plans as described in Note 13 to the consolidated financial statements. The supplemental executive retirement, pension and postretirement benefit and directors’ retirement payments represent actuarially determined future benefit payments to eligible plan participants.

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures.  At December 31, 2016 and 2015, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $1.5 billion and $1.3 billion, respectively.  In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.  The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  At December 31, 2016 and 2015, outstanding standby letters of credit were approximately $36.8 million and $31.5 million, respectively. The fair value of the Company’s standby letters of credit at December 31, 2016 and 2015 was not significant.  The following table sets forth  the commitment expiration  period  for  standby  letters  of  credit  at  December 31, 2016:

Within one year	$27,664
After one but within three years	4,593
After three but within five years	3,657
After five years	901
Total	$36,815

Interest Rate Swaps

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in the Consolidated Statement of Income.

When the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a risk participation agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. Any fee paid to the Company under a risk participation agreement is in consideration of the credit risk of the counterparties and is recognized in the income statement. Credit risk on the risk participation agreements is determined after considering the risk rating, probability of default and loss given default of the counterparties.

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $604.0 million and $616.1 million at December 31, 2016 and 2015, respectively.  At December 31, 2016 and 2015, the Company had approximately $0.9 million and $1.1 million, respectively, of mortgage servicing rights.  At December 31, 2016 and 2015, the Company serviced $28.5 million and $25.1 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans, no reserve is considered necessary at December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Company serviced $72.2 million and $47.3 million, respectively, of consumer loans serviced for Springstone.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2016, approximately $102.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

Stock Repurchase Plan

The Company purchased 675,535 shares of its common stock during the year ended December 31, 2016 at an average price of $25.45 per share under a previously announced plan that expired on December 31, 2016. As of December 31, 2016, there were 1,000,000 shares available for repurchase under the repurchase plan that was announced on March 28, 2016, which expires on December 31, 2017.

Recent Accounting Updates

See Note 24 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.

2015 OPERATING RESULTS AS COMPARED TO 2014 OPERATING RESULTS

Net Interest Income

Net interest income was $252.6 million for the year ended December 31, 2015, up $0.7 million from 2014. FTE net interest margin was 3.50% for the year ended December 31, 2015, down from 3.61% for the year ended December 31, 2014. Average interest earning assets were up $241.8 million, or 3.4%, for the year ended December 31, 2015 as compared to 2014. This increase from last year was driven primarily by organic loan growth. Yields on earning assets decreased from 3.94% during 2014 to 3.78% for 2015, more than offsetting the growth in earning assets, resulting in a 0.7% decrease in interest income for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The yield compression was driven by a 20 basis-point decrease in loan yields from 2014 to 2015. Average interest bearing liabilities increased $21.0 million, or 0.4%, from the year ended December 31, 2014 to the year ended December 31, 2015. Total average deposits increased $344.2 million, or 5.6%, for the year ended December 31, 2015 as compared to last year driven primarily by an 11.2% increase in noninterest bearing demand deposits, as well as increases in money market deposit accounts and savings deposits in 2015. This increase was partially offset by a decrease in average long-term borrowings of $93.9 million for the year ended December 31, 2015 as compared to last year due to the debt restructuring completed during the third quarter of 2014, which resulted in the prepayment of $165.0 million of long-term debt. In addition, average short-term borrowings decreased $42.6 million for the year ended December 31, 2015 as compared to last year driven by deposit growth. The rates paid on interest bearing liabilities decreased by 5 basis-points for the year ended December 31, 2015 as compared to 2014. This decrease resulted primarily from a shift in deposits into lower cost core deposits as well as the aforementioned debt restructuring.

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

Securities and Corresponding Interest and Dividend Income

The average balance of AFS securities decreased $199.7 million, or 15.9%, from 2014 to 2015. The yield on average AFS securities was 1.97% for 2015 compared to 2.05% in 2014.

The average balance of HTM securities increased from $233.5 million in 2014 to $459.6 million in 2015. At December 31, 2015, HTM securities were comprised primarily of tax-exempt municipal securities. The yield on HTM securities decreased from 2.81% in 2014 to 2.46% in 2015.

During the third quarter of 2014, the Company transferred $340.5 million in securities from the AFS portfolio to the HTM portfolio to mitigate the impact of volatility of interest rate changes on tangible book value.

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

Noninterest income for the year ended December 31, 2015 was $118.5 million, down $7.5 million, or 6.0%, from the year ended December 31, 2014. The decrease from 2014 was primarily driven by a $19.4 million gain recognized in 2014 from the previously disclosed sale of our ownership interest in Springstone as compared with the $4.2 million gain recognized in 2015. Excluding the gains recognized from the sale of equity investments, noninterest income was up $7.7 million, or 7.2%, from 2014 to 2015. This increase was driven in part to a gain on the sale of an equity investment totaling $3.0 million in the fourth quarter of 2015. In addition, retirement plan administration fees were up $2.0 million, or 16.6%, from 2014 to 2015 due to new business generation as well as the 2015 acquisition of Third Party Administrators, Inc.. ATM and debit card fees were up $1.1 million, or 6.5%, in 2015 as compared to 2014 due to an increase in debit card activity. Other noninterest income was up $3.7 million in 2015 as compared with 2014 due primarily to charge-off recoveries on acquired loans of $1.5 million and a favorable settlement of a prior accrual of $1.6 million in 2015.

Noninterest Expense

Noninterest expense for the year ended December 31, 2015 was $236.2 million, down $9.9 million from 2014. This decrease was driven primarily by $17.9 million in prepayment penalties resulting from the debt restructuring in 2014. Excluding these prepayment penalties, noninterest expense was up $8.0 million, or 3.5%, from 2014 to 2015. This increase was due primarily to an increase in salaries and employee benefits of $4.7 million, or 3.9%, from 2014 to 2015. This increase was driven primarily by a $2.4 million increase in post-retirement expenses as well as contract termination costs totaling $1.6 million accrued in the fourth quarter of 2015. In addition, other operating expenses were up $4.6 million in 2015 as compared with 2014. This increase was driven primarily by branch reorganization expenses totaling $3.8 million in 2015.

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

In an attempt to manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. Management’s asset/liability committee ("ALCO") meets monthly to review the Company’s interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors.  Management also reviews loan and deposit pricing, and the Company’s securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner.  Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

The primary tool utilized by ALCO to manage interest rate risk is through earnings at risk modeling (interest rate sensitivity analysis). Information such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed), and current rates is uploaded into the model to create  an  ending  balance  sheet.  In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet. Two additional models are run in which a gradual increase of 200 bps and a gradual decrease of 100 bps takes place over a 12 month period with a static balance sheet.  Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

In the declining rate scenario, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward, given potential higher prepayments and lower reinvestment rates, slightly faster than the interest bearing liabilities that are at or near their floors.  In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario; however, the potential impact on earnings is dependent on the ability to lag deposit repricing on NOW, savings, MMDA, and CD accounts. Net interest income for the next twelve months in the +200/-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes  the  percentage  change  in  net  interest  income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income  in  the  flat  rate  scenario  using the December 31, 2016 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change
(In basis points)	in net interest income
+200	(2.60%)
-100	(2.50%)

The Company anticipates that under the current low rate environment, on a monthly basis, interest income is expected to decrease at a faster rate than interest expense given the potential higher prepayments and reinvestment into lower rates as deposit rates are at or near their respective floors.  In order to protect net interest income from anticipated net interest margin compression in 2017, the Company will continue to focus on increasing earning assets while maintaining a balanced asset mix of loans and investments, and focus on funding growth through lower cost core deposits.

Another tool used by ALCO to manage interest rate risk is financial modeling of net portfolio values (discounted present value of assets minus discounted present value of liabilities).  The table below represents the percent change in net portfolio values from base case (flat rates) for +200/-100 instantaneous rate shocks:

Net Portfolio Value Sensitivity Analysis
Change in interest rates	Percent change
(In basis points)	in net portfolio value
+200	(8.34%)
-100	18.75%

ITEM  8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
Albany, New York
March 1, 2017

Consolidated Balance Sheets

	As of December 31,
(In thousands except share and per share data)	2016	2015
Assets
Cash and due from banks	$147,789	$130,593
Short-term interest bearing accounts	1,392	9,704
Securities available for sale, at fair value	1,338,290	1,174,544
Securities held to maturity (fair value $525,050 and $473,140)	527,948	471,031
Trading securities	9,259	8,377
Federal Reserve and Federal Home Loan Bank stock	47,033	36,673
Loans	6,198,057	5,883,133
Less allowance for loan losses	65,200	63,018
Net loans	6,132,857	5,820,115
Premises and equipment, net	84,187	88,826
Goodwill	265,439	265,957
Intangible assets, net	15,815	17,265
Bank owned life insurance	168,012	117,044
Other assets	129,247	122,517
Total assets	$8,867,268	$8,262,646
Liabilities
Demand (noninterest bearing)	$2,195,845	$1,998,165
Savings, negotiable order withdrawal and money market	3,905,432	3,697,851
Time	872,411	908,827
Total deposits	6,973,688	6,604,843
Short-term borrowings	681,703	442,481
Long-term debt	104,087	130,447
Junior subordinated debt	101,196	101,196
Other liabilities	93,278	101,675
Total liabilities	7,953,952	7,380,642
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2016 and 2015	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares at December 31, 2016 and December 31, 2015; issued 49,651,493 at December 31, 2016 and 2015	497	497
Additional paid-in-capital	575,078	576,726
Retained earnings	501,761	462,232
Accumulated other comprehensive loss	(21,520)	(22,418)
Common stock in treasury, at cost, 6,393,743 and 6,220,792 shares at December 31, 2016 and 2015, respectively	(142,500)	(135,033)
Total stockholders’ equity	913,316	882,004
Total liabilities and stockholders’ equity	$8,867,268	$8,262,646

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands except per share data)	2016	2015	2014
Interest, fee, and dividend income
Interest and fees on loans	$250,994	$241,828	$243,324
Securities available for sale	24,033	20,418	24,464
Securities held to maturity	9,852	9,233	5,261
Other	2,068	1,745	2,032
Total interest, fee, and dividend income	286,947	273,224	275,081
Interest expense
Deposits	14,366	14,257	13,638
Short-term borrowings	2,309	783	845
Long-term debt	3,204	3,355	6,555
Junior subordinated debt	2,627	2,221	2,165
Total interest expense	22,506	20,616	23,203
Net interest income	264,441	252,608	251,878
Provision for loan losses	25,431	18,285	19,539
Net interest income after provision for loan losses	239,010	234,323	232,339
Noninterest income
Insurance and other financial services revenue	24,396	24,211	24,517
Service charges on deposit accounts	16,729	17,056	17,941
ATM and debit card fees	19,448	18,248	17,135
Retirement plan administration fees	16,063	14,146	12,129
Trust	18,565	19,026	18,950
Bank owned life insurance income	5,195	4,334	5,349
Net securities (losses) gains	(644)	3,087	92
Gain on the sale of equity investment	-	4,179	19,401
Other	15,961	14,194	10,513
Total noninterest income	115,713	118,481	126,027
Noninterest expense
Salaries and employee benefits	129,702	124,318	119,667
Occupancy	20,940	22,095	22,128
Data processing and communications	16,495	16,588	16,137
Professional fees and outside services	13,617	13,407	14,426
Equipment	14,295	13,408	12,658
Office supplies and postage	6,168	6,367	6,983
FDIC expenses	5,111	5,145	4,944
Advertising	2,556	2,654	2,831
Amortization of intangible assets	3,928	4,864	5,047
Loan collection and other real estate owned	3,458	2,620	3,248
Prepayment penalties on long-term debt	-	-	17,902
Other	19,652	24,710	20,092
Total noninterest expense	235,922	236,176	246,063
Income before income tax expense	118,801	116,628	112,303
Income tax expense	40,392	40,203	37,229
Net income	$78,409	$76,425	$75,074
Earnings per share
Basic	$1.81	$1.74	$1.71
Diluted	1.80	1.72	1.69

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In thousands)	2016	2015	2014
Net income	$78,409	$76,425	$75,074
Other comprehensive income, net of tax:
Unrealized net holding (losses) gains arising during the year (pre-tax amounts of $(8,618), $(3,159), and $18,069)	(5,265)	(1,930)	10,933
Reclassification adjustment for net losses (gains) related to securities available for sale included in net income (pre-tax amounts of $644, $(3,087), and $(92))	393	(1,886)	(56)
Unrealized gains on derivatives (cash flow hedges) (pre-tax amounts of $2,901)	1,772	-	-
Amortization of unrealized net gains and losses related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $(1,094), $(1,311), and $(421))	668	801	257
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $2,370, $2,239, and $75)	1,421	1,371	46
Decrease (increase) in unrecognized actuarial loss (pre-tax amounts of $3,154, $(6,144), and $(19,245))	1,909	(3,747)	(11,442)
Total other comprehensive income (loss)	898	(5,391)	(262)
Comprehensive income	$79,307	$71,034	$74,812

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands except share and per share data)	Common stock	Additional paid-in- capital	Retained earnings	Accumulated other comprehensive (loss) income	Common stock in treasury	Total
Balance at December 31, 2013	$497	$574,152	$385,787	$(16,765)	$(127,102)	$816,569
Net income	-	-	75,074	-	-	75,074
Cash dividends - $0.84 per share	-	-	(36,905)	-	-	(36,905)
Purchase of 3,288 treasury shares	-	-	-	-	(72)	(72)
Net issuance of 386,692 shares to employee stock plans, including tax benefit	-	(1,169)	-	-	7,425	6,256
Stock-based compensation	-	3,521	-	-	-	3,521
Other comprehensive loss	-	-	-	(262)	-	(262)
Balance at December 31, 2014	$497	$576,504	$423,956	$(17,027)	$(119,749)	$864,181
Net income	-	-	76,425	-	-	76,425
Cash dividends - $0.87 per share	-	-	(38,149)	-	-	(38,149)
Purchase of 1,047,152 treasury shares	-	-	-	-	(26,797)	(26,797)
Net issuance of 581,400 shares to employee stock plans, including tax benefit	-	(3,864)	-	-	11,513	7,649
Stock-based compensation	-	4,086	-	-	-	4,086
Other comprehensive loss	-	-	-	(5,391)	-	(5,391)
Balance at December 31, 2015	$497	$576,726	$462,232	$(22,418)	$(135,033)	$882,004
Net income	-	-	78,409	-	-	78,409
Cash dividends - $0.90 per share	-	-	(38,880)	-	-	(38,880)
Purchase of 675,535 treasury shares	-	-	-	-	(17,193)	(17,193)
Net issuance of 502,585 shares to employee stock plans, including tax benefit	-	(6,026)	-	-	9,726	3,700
Stock-based compensation	-	4,378	-	-	-	4,378
Other comprehensive income	-	-	-	898	-	898
Balance at December 31, 2016	$497	$575,078	$501,761	$(21,520)	$(142,500)	$913,316

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2016	2015	2014
Operating activities
Net income	$78,409	$76,425	$75,074
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	25,431	18,285	19,539
Depreciation and amortization of premises and equipment	9,023	8,646	8,324
Net accretion on securities	5,278	2,554	3,216
Amortization of intangible assets	3,928	4,864	5,047
Stock-based compensation	4,378	4,086	3,521
Bank owned life insurance income	(5,195)	(4,334)	(5,349)
Trading security purchases	(287)	(810)	(1,626)
(Gains) losses in trading securities	(594)	226	(388)
Proceeds from sale of loans held for sale	96,603	72,498	7,050
Originations and purchases of loans held for sale	(96,692)	(69,677)	(10,215)
Net gains on sales of loans held for sale	(499)	(239)	(17)
Net security losses (gains)	644	(3,087)	(92)
Net gains on sales of other real estate owned	(687)	(1,337)	(459)
Gain on sale of equity investment	-	(4,179)	(19,401)
Gain on asset sold	(2,462)	-	-
Impairment write-down	2,565	-	-
Prepayment penalties on long-term debt	-	-	17,902
Net decrease (increase) in other assets	364	15,386	(19,601)
Net (decrease) increase in other liabilities	(10,697)	5,236	5,286
Net cash provided by operating activities	109,510	124,543	87,811
Investing activities
Net cash (used in) acquisitions	(2,000)	(3,100)	-
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	324,781	299,302	236,133
Proceeds from sales	98,466	15,091	189
Purchases	(597,428)	(481,262)	(197,652)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	100,893	79,212	44,756
Purchases	(157,418)	(95,272)	(49,479)
Other:
Net increase in loans	(344,448)	(315,363)	(212,238)
Proceeds from FHLB stock redemption	158,818	60,852	78,441
Purchases of Federal Reserve and FHLB stock	(169,178)	(64,899)	(64,203)
Proceeds from settlement of bank owned life insurance	1,477	1,541	6,064
Purchase of bank owned life insurance	(47,250)	-	-
Purchases of premises and equipment, net	(3,308)	(8,193)	(9,003)
Proceeds from sale of equity investment	-	4,179	19,639
Proceeds from sales of other real estate owned	6,635	3,908	3,612
Net cash used in investing activities	(629,960)	(504,004)	(143,741)
Financing activities
Net increase in deposits	368,845	305,238	409,381
Net increase (decrease) in short-term borrowings	239,222	125,679	(139,240)
Proceeds from issuance of long-term debt	23,880	-	120,051
Repayments of long-term debt	(50,240)	(498)	(315,831)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	3,700	7,649	6,256
Purchase of treasury stock	(17,193)	(26,797)	(72)
Cash dividends	(38,880)	(38,149)	(36,905)
Net cash provided by financing activities	529,334	373,122	43,640
Net increase (decrease) in cash and cash equivalents	8,884	(6,339)	(12,290)
Cash and cash equivalents at beginning of year	140,297	146,636	158,926
Cash and cash equivalents at end of year	$149,181	$140,297	$146,636

Supplemental disclosure of cash flow information:

	Years ended December 31,
Cash paid during the year for:	2016	2015	2014
Interest	$22,466	$20,908	$23,387
Income taxes, net of refund	40,879	28,684	38,912
Noncash investing activities:
Loans transferred to other real estate owned	$6,863	$3,293	$4,330
Preferred stock acquired from sale of equity investment	-	-	2,762
Transfer of available for sale securities to held to maturity portfolio	-	-	332,115
Acquisitions:
Fair value of assets acquired	$2,584	$4,100	$-

See accompanying notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

1.          Summary of Significant Accounting Policies

The accounting and reporting policies of NBT Bancorp Inc. (“NBT Bancorp”) and its subsidiaries, NBT Bank, National Association (“NBT Bank” or the "Bank"), NBT Holdings, Inc., and NBT Financial Services, Inc., conform, in all material respects, with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. Collectively, NBT Bancorp and its subsidiaries are referred to herein as “the Company.”

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Estimates associated with the allowance for loan losses, income taxes, pension expense, fair values of financial instruments, status of contingencies and other-than-temporary impairment ("OTTI") on investments are particularly susceptible to material change in the near term.

The following is a description of significant policies and practices:

Consolidation

The accompanying consolidated financial statements include the accounts of NBT Bancorp and its wholly-owned subsidiaries mentioned above.  All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. In the “Parent Company Financial Information,” the investment in subsidiaries is recorded using the equity method of accounting.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company’s wholly-owned subsidiaries CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Securities

The Company classifies its securities at date of purchase as either held to maturity ("HTM"), trading or available for sale ("AFS").  HTM debt securities are those that the Company has the ability and intent to hold until maturity.  Trading securities are securities purchased with the intent to sell within a short period of time.  AFS securities are securities that are not classified as a HTM or trading securities. AFS securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on AFS securities are excluded from earnings and are reported in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income as a component of accumulated other comprehensive income or loss. HTM securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized in income.  Transfers of securities between categories are recorded at fair value at the date of transfer. Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses or in other comprehensive income, depending on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.  If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors.  The amount of the total OTTI impairment related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes.

In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the historical and implied volatility of the fair value of the security.

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

For all loan classes within the Company’s loan portfolio, loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well-secured and in the process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.

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

For loans that meet the criteria stipulated in ASC 310-30 - Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, the Company shall recognize the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan's contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference shall not be recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Decreases in the expected cash flows in subsequent periods require the establishment of an allowance for loan losses. Improvements in expected cash flows in future periods result in a reduction of the nonaccretable discount, with such amount reclassified as part of the accretable yield and subsequently recognized in interest income over the remaining lives of the acquired loans on a level-yield basis if the amount and timing of future cash flows is reasonably estimable.

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

For loans that meet the criteria stipulated in ASC 310-20 - Receivables - Nonrefundable Fees and Other Costs ("ASC 310-20"), the Company shall amortize/accrete into interest income the premium/discount determined at the date of purchase on a level-yield basis over the life of the loan. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses are similar to originated loans.  Loans accounted for under ASC 310-20 are placed on nonaccrual status when past due in accordance with the Company's nonaccrual policy.

An acquired loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the event of a sale of the loan, a gain or loss on sale is recognized and reported within noninterest income based on the difference between the sales proceeds and the carrying amount of the loan. In other cases, individual loans are removed from the pool based on comparing the amount received from its resolution (fair value of the underlying collateral less costs to sell in the case of a foreclosure) with its outstanding balance. Any difference between these amounts is recorded as a charge-off through the allowance for loan losses.  Acquired loans subject to modification are not removed from the pool even if those loans would otherwise be deemed TDRs as the pool, and not the individual loan, represents the unit of account.

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

The allowance for loan losses related to impaired loans specifically allocated for impairment is based on discounted expected cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral ("collateral dependent"). The Company’s impaired loans are generally collateral dependent. The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

The allowance for loan losses for homogeneous non impaired loans is calculated using a systematic methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. For purposes of our allowance methodology, the loan portfolio is segmented as described in Note 5. Each segment has a distinct set of risk characteristics monitored by management. We further assess and monitor risk and performance at a more disaggregated level which includes our internal risk grading system for the commercial segments.

We first apply historical loss rates to pools of loans with similar risk characteristics. Loss rates are calculated by historical charge-offs that have occurred within each pool of loans over the lookback period ("LBP"), multiplied by the loss emergence period ("LEP"). The LBP represents the historical data period utilized to calculate loss rates. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers are better able to delay loss confirmation after a potential loss event has occurred. In conjunction with our annual review of the ALL assumptions, we update our study of LEPs for each portfolio segment using our loan charge-off history.

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

Other Real Estate Owned

Other real estate owned ("OREO") consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense.  In connection with the determination of the allowance for loan losses and the valuation of OREO, management obtains appraisals for properties.  Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.  The balance of OREO is recorded in other assets on the consolidated balance sheets.

Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired business in excess of the fair value of the related net assets acquired. Goodwill is not amortized but tested at the reporting unit level for impairment on an annual basis and on an interim basis or when events or circumstances dictate. The Company has elected June 30 as the annual impairment testing date for the insurance and retirement services reporting units and December 31 for the Bank reporting unit.

The Company has the option to first assess qualitative factors, by performing a step zero qualitative analysis, to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test is not required. If the Company concludes otherwise, the Company is required to perform the first step of the two-step impairment test. In the first step of the goodwill impairment test, the estimated fair value of a reporting unit is compared to the carrying amount in order to determine if impairment is indicated. If the estimated fair value exceeds the carrying amount, the reporting unit is not deemed to be impaired. If the estimated fair value is below the carrying value of the reporting unit, the second step of the goodwill impairment test is required to determine the amount of impairment. The second step of the goodwill impairment test determines the implied fair value of the goodwill that is compared to the carrying value of goodwill for the reporting unit to determine the amount of the impairment.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment testing and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test and in determining the fair value of other intangible assets are judgmental and often involve the use of significant estimates and assumptions. Estimates of fair value are primarily determined using the discounted cash flows method, which uses significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return and projected growth rates. Future events may impact such estimates and assumptions and could cause the Company to conclude that our goodwill or intangible assets have become impaired, which would result in recording an impairment loss.

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

Stock-Based Compensation

We maintain various long-term incentive stock benefit plans under which we grant stock options, restricted stock awards, and restricted stock units to certain directors and key employees.  We recognize compensation expense in our consolidated statements of income over the requisite service period, based on the grant-date fair value of the award.  For restricted stock awards and units, we recognize compensation expense ratably over the vesting period for the fair value of the award, measured at the grant date.  The fair values of options are estimated using the Black-Scholes option pricing model.

The Company’s stock-based employee compensation plan is described in Note 14.

Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive stock options and restricted stock).

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in other comprehensive income is recognized in the consolidated statements of income.

When the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a risk participation agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. Any fee paid to the Company under a risk participation agreement is in consideration of the credit risk of the counterparties and is recognized in the income statement. Credit risk on the risk participation agreements is determined after considering the risk rating, probability of default and loss given default of the counterparties.

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

Reclassifications

Amounts in prior  period consolidated financial statements are reclassified whenever necessary to confirm with current period presentation.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

2.          Acquisitions

In 2016, the Company acquired Actuarial Designs & Solutions, Inc. for total consideration of $3.0 million and Columbia Ridge Capital Management, Inc., for total consideration of $1.3 million. As part of the acquisitions, the Company recorded goodwill of $1.3 million and $0.8 million, respectively.

In 2015, the Company acquired Third Party Administrators, Inc., a retirement plan administration company for total consideration of $4.1 million.  As part of the acquisition, the Company recorded goodwill of $2.3 million.

3.          Securities

The amortized cost, estimated fair value, and unrealized gains and losses of AFS securities are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2016
Federal agency	$175,135	$78	$805	$174,408
State & municipal	47,053	153	480	46,726
Mortgage-backed:
Government-sponsored enterprises	513,814	3,345	2,492	514,667
U.S. government agency securities	14,955	411	189	15,177
Collateralized mortgage obligations:
Government-sponsored enterprises	513,431	532	7,688	506,275
U.S. government agency securities	60,822	184	708	60,298
Other securities	15,849	6,394	1,504	20,739
Total securities AFS	$1,341,059	$11,097	$13,866	$1,338,290
December 31, 2015
Federal agency	$312,580	$203	$1,511	$311,272
State & municipal	31,208	446	17	31,637
Mortgage-backed:
Government-sponsored enterprises	398,086	4,141	1,068	401,159
U.S. government securities	8,191	560	14	8,737
Collateralized mortgage obligations:
Government-sponsored enterprises	364,936	931	1,828	364,039
U.S. government securities	40,699	348	115	40,932
Other securities	13,637	3,249	118	16,768
Total securities AFS	$1,169,337	$9,878	$4,671	$1,174,544

The components of net realized gains and losses on the sale of AFS securities are as follows. These amounts were reclassified out of accumulated other comprehensive income (loss) and into earnings:

	Years ended December 31
(In thousands)	2016	2015	2014
Gross realized gains	$683	$3,099	$49
Gross realized (losses)	(1,327)	(12)	-
Net AFS realized (losses) gains	$(644)	$3,087	$49

In addition to (losses) gains from sales transactions, the Company also recorded gains from calls on AFS securities of approximately $0.1 million for each of the years ended December 31, 2016, December 31, 2015,  December 31, 2014.

At December 31, 2016 and 2015, AFS and HTM securities with amortized costs totaling $1.5 billion and $1.4 billion, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at December 31, 2016, AFS and HTM securities with an amortized cost of $235.6 million were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of HTM securities are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2016
Mortgage-backed:
Government-sponsored enterprises	$96,668	-	$1,176	$95,492
U.S. government agency securities	533	87	-	620
Collateralized mortgage obligations:
Government-sponsored enterprises	225,213	1,060	1,508	224,765
State & municipal	205,534	434	1,795	204,173
Total HTM securities	$527,948	$1,581	$4,479	$525,050
December 31, 2015
Mortgage-backed:
Government-sponsored enterprises	$9,432	$-	$107	$9,325
U.S. government agency securities	611	95	-	706
Collateralized mortgage obligations:
Government-sponsored enterprises	272,550	1,411	1,560	272,401
State & municipal	188,438	2,288	18	190,708
Total HTM securities	$471,031	$3,794	$1,685	$473,140

At December 31, 2016 and 2015, all of the mortgaged-backed HTM securities were comprised of U.S. government agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2016 and 2015, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

December 31, 2016
AFS securities:
Federal agency	$119,363	$(805)	10	$-	$-	-	$119,363	$(805)	10
State & municipal	31,873	(478)	55	483	(2)	1	32,356	(480)	56
Mortgage-backed	277,524	(2,668)	49	985	(13)	4	278,509	(2,681)	53
Collateralized mortgage obligations	473,746	(8,396)	57	-	-	-	473,746	(8,396)	57
Other securities	-	-	-	4,363	(1,504)	2	4,363	(1,504)	2
Total securities with unrealized losses	$902,506	$(12,347)	171	$5,831	$(1,519)	7	$908,337	$(13,866)	178

HTM securities:
Mortgage-backed	$95,492	$(1,176)	5	$-	$-	-	$95,492	$(1,176)	5
Collateralized mortgage obligations	108,587	(319)	12	35,209	(1,189)	4	143,796	(1,508)	16
State & municipal	81,984	(1,795)	155	-	-	-	81,984	(1,795)	155
Total securities with unrealized losses	$286,063	$(3,290)	172	$35,209	$(1,189)	4	$321,272	$(4,479)	176

December 31, 2015
AFS securities:
Federal agency	$186,685	$(1,312)	15	$19,801	$(199)	2	$206,486	$(1,511)	17
State & municipal	4,599	(14)	7	502	(3)	1	5,101	(17)	8
Mortgage-backed	177,270	(1,068)	33	1,066	(14)	5	178,336	(1,082)	38
Collateralized mortgage obligations	256,265	(1,889)	24	5,218	(54)	2	261,483	(1,943)	26
Other securities	-	-	-	3,235	(118)	2	3,235	(118)	2
Total securities with unrealized losses	$624,819	$(4,283)	79	$29,822	$(388)	12	$654,641	$(4,671)	91

HTM securities:
Mortgage-backed	$9,325	$(107)	1	$-	$-	-	$9,325	$(107)	1
Collateralized mortgage obligations	105,604	(281)	12	41,523	(1,279)	4	147,127	(1,560)	16
State & municipal	2,200	(18)	3	-	-	-	2,200	(18)	3
Total securities with unrealized losses	$117,129	$(406)	16	$41,523	$(1,279)	4	$158,652	$(1,685)	20

Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses or in other comprehensive income, depending on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes.

In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the historical and implied volatility of the fair value of the security.

Management has the intent to hold the securities classified as HTM until they mature, at which time it is believed the Company will receive full value for the securities. The unrealized losses on HTM debt securities are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.

Management also has the intent to hold and will not be required to sell, the securities classified as AFS for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses on AFS debt securities are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities. The unrealized losses on equity securities are due to declines in the fair value below the cost basis of the securities. For AFS debt and equity securities, the Company considers a decline in fair value to be other-than-temporary if it is probable that the Company will not recover its cost basis. For equity securities,  OTTI losses are recognized in earnings if the Company intends to sell the security. In other cases the Company considers the relevant factors noted above, as well as the Company's intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value, and whether evidence exists to support a realizable value equal to or greater than the cost basis. Any impairment loss on an equity security is equal to the full difference between the cost basis and the fair value of the security.

As of December 31, 2016 and 2015, management believes the impairments detailed in the table above are temporary and no OTTI losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2016:

(In thousands)	Amortized cost	Estimated fair value
AFS debt securities:
Within one year	$67,803	$67,877
From one to five years	162,913	162,754
From five to ten years	144,957	146,014
After ten years	949,537	940,906
	$1,325,210	$1,317,551
HTM debt securities:
Within one year	$37,187	$37,199
From one to five years	27,956	28,019
From five to ten years	122,228	121,697
After ten years	340,577	338,135
	$527,948	$525,050
Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2016 and December 31, 2015.

4.          Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2016	2015
Residential real estate mortgages	$1,262,614	$1,196,780
Commercial	1,242,701	1,159,089
Commercial real estate	1,543,301	1,430,618
Consumer	1,641,657	1,568,204
Home equity	507,784	528,442
Total loans	$6,198,057	$5,883,133

Included in the above loans are net deferred loan origination costs totaling $40.3 million and $38.7 million at December 31, 2016 and 2015, respectively.  The Company had $0.6 million residential loans held for sale as of December 31, 2016. The Company had no residential loans held for sale as of December 31, 2015.

The total amount of loans serviced by the Company for unrelated third parties was $604.0 million and $616.1 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Company had $0.9 million and $1.1 million, respectively, of mortgage servicing rights.

At December 31, 2016 and 2015, the Company serviced $28.5 million and $25.1 million, respectively, of agricultural loans sold with recourse.  Due to sufficient collateral on these loans, no reserve is considered necessary at December 31, 2016 and 2015.

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

(In thousands)	2016	2015
Balance at January 1	$2,346	$3,576
New loans	936	390
Adjustment due to change in composition of related parties	(406)	(265)
Repayments	(826)	(1,355)
Balance at December 31	$2,050	$2,346

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

The following table illustrates the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2015	$25,545	$29,253	$7,960	$260	$63,018
Charge-offs	(4,592)	(23,364)	(1,343)	-	(29,299)
Recoveries	1,887	3,870	293	-	6,050
Provision	2,604	23,616	(529)	(260)	25,431
Ending Balance as of December 31, 2016	$25,444	$33,375	$6,381	$-	$65,200

Balance as of December 31, 2014	$32,433	$26,720	$7,130	$76	$66,359
Charge-offs	(5,718)	(18,140)	(2,229)	-	(26,087)
Recoveries	1,014	3,127	320	-	4,461
Provision	(2,184)	17,546	2,739	184	18,285
Ending Balance as of December 31, 2015	$25,545	$29,253	$7,960	$260	$63,018

Balance as of December 31, 2013	$35,090	$27,694	$6,520	$130	$69,434
Charge-offs	(9,414)	(16,642)	(1,417)	-	(27,473)
Recoveries	1,774	2,800	285	-	4,859
Provision	4,983	12,868	1,742	(54)	19,539
Ending Balance as of December 31, 2014	$32,433	$26,720	$7,130	$76	$66,359

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.  The allowance for loan losses for the acquired loan portfolio totaled $0.7 million as of December 31, 2016 and December 31, 2015.  Net charge-offs related to acquired loans totaled approximately $0.5 million, $2.7  million, and $4.8 million during the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively, and are included in the table above.

The following table illustrates the allowance for loan losses and the recorded investment by portfolio segment as of December 31, 2016 and 2015:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
As of December 31, 2016
Allowance for loan losses	$25,444	$33,375	$6,381	$-	$65,200
Allowance for loans individually evaluated for impairment	1,517	-	-	-	1,517
Allowance for loans collectively evaluated for impairment	$23,927	$33,375	$6,381	$-	$63,683
Ending balance of loans	$2,786,002	$2,149,441	$1,262,614		$6,198,057
Ending balance of originated loans individually evaluated for impairment	13,070	8,488	6,111		27,669
Ending balance of acquired loans individually evaluated for impairment	1,205	-	-		1,205
Ending balance of acquired loans collectively evaluated for impairment	236,413	63,005	199,471		498,889
Ending balance of originated loans collectively evaluated for impairment	$2,535,314	$2,077,948	$1,057,032		$5,670,294

As of December 31, 2015
Allowance for loan losses	$25,545	$29,253	$7,960	$260	$63,018
Allowance for loans individually evaluated for impairment	2,005	-	-	-	2,005
Allowance for loans collectively evaluated for impairment	$23,540	$29,253	$7,960	$260	$61,013
Ending balance of loans	$2,589,707	$2,096,646	$1,196,780		$5,883,133
Ending balance of originated loans individually evaluated for impairment	12,253	7,693	6,017		25,963
Ending balance of acquired loans individually evaluated for impairment	1,205	-	-		1,205
Ending balance of acquired loans collectively evaluated for impairment	284,524	95,427	230,358		610,309
Ending balance of originated loans collectively evaluated for impairment	$2,291,725	$1,993,526	$960,405		$5,245,656

The following table sets forth information with regard to past due and nonperforming loans by loan class as of December 31, 2016 and 2015:

As of December 31, 2016

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$33	$5	$-	$38	$2,964	$650,568	$653,570
Commercial Real Estate	-	-	-	-	7,935	1,343,854	1,351,789
Agricultural	-	-	-	-	730	37,186	37,916
Agricultural Real Estate	-	-	-	-	1,803	30,619	32,422
Business Banking	1,609	318	-	1,927	4,860	465,900	472,687
Total Commercial Loans	1,642	323	-	1,965	18,292	2,528,127	2,548,384

Consumer Loans
Indirect	19,253	4,185	2,499	25,937	2,145	1,538,593	1,566,675
Home Equity	3,416	1,065	528	5,009	2,851	448,797	456,657
Direct	452	125	20	597	107	62,400	63,104
Total Consumer Loans	23,121	5,375	3,047	31,543	5,103	2,049,790	2,086,436

Residential Real Estate Mortgages	2,725	172	1,406	4,303	6,682	1,052,158	1,063,143

Total Originated Loans	$27,488	$5,870	$4,453	$37,811	$30,077	$5,630,075	$5,697,963

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$-	$49,447	$49,447
Commercial Real Estate	-	-	-	-	1,891	135,398	137,289
Business Banking	236	-	-	236	804	49,842	50,882
Total Commercial Loans	236	-	-	236	2,695	234,687	237,618

Consumer Loans
Indirect	100	5	-	105	47	8,541	8,693
Home Equity	254	53	30	337	237	50,553	51,127
Direct	30	2	-	32	20	3,133	3,185
Total Consumer Loans	384	60	30	474	304	62,227	63,005

Residential Real Estate Mortgages	609	28	327	964	2,636	195,871	199,471

Total Acquired Loans	1,229	88	357	1,674	5,635	492,785	500,094

Total Loans	$28,717	$5,958	$4,810	$39,485	$35,712	$6,122,860	$6,198,057

December 31, 2015

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans
Commercial	$782	$23	$-	$805	$2,817	$640,696	$644,318
Commercial Real Estate	39	32	-	71	5,546	1,189,280	1,194,897
Agricultural	94	-	-	94	897	33,633	34,624
Agricultural Real Estate	-	-	-	-	1,046	28,172	29,218
Business Banking	912	394	-	1,306	4,247	395,368	400,921
Total Commercial Loans	1,827	449	-	2,276	14,553	2,287,149	2,303,978

Consumer Loans
Indirect	15,731	2,963	2,271	20,965	1,786	1,454,499	1,477,250
Home Equity	3,396	1,671	340	5,407	4,835	454,473	464,715
Direct	425	201	28	654	49	58,551	59,254
Total Consumer Loans	19,552	4,835	2,639	27,026	6,670	1,967,523	2,001,219

Residential Real Estate Mortgages	3,301	365	696	4,362	7,713	954,347	966,422

Total Originated Loans	$24,680	$5,649	$3,335	$33,664	$28,936	$5,209,019	$5,271,619

ACQUIRED
Commercial Loans
Commercial	$-	$-	$-	$-	$-	$68,991	$68,991
Commercial Real Estate	-	-	-	-	1,313	165,630	166,943
Business Banking	288	-	-	288	307	49,200	49,795
Total Commercial Loans	288	-	-	288	1,620	283,821	285,729

Consumer Loans
Indirect	143	11	1	155	104	27,516	27,775
Home Equity	327	132	-	459	457	62,811	63,727
Direct	76	20	-	96	43	3,786	3,925
Total Consumer Loans	546	163	1	710	604	94,113	95,427

Residential Real Estate Mortgages	1,443	293	326	2,062	2,584	225,712	230,358

Total Acquired Loans	2,277	456	327	3,060	4,808	603,646	611,514

Total Loans	$26,957	$6,105	$3,662	$36,724	$33,744	$5,812,665	$5,883,133

There were no material commitments to extend further credit to borrowers with nonperforming loans as of December 31, 2016 and 2015.

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually.  Classified loans, including all TDRs and nonaccrual commercial loans that are graded Substandard or below, with outstanding balances of $0.8 million or more are evaluated for impairment through the Company’s quarterly status review process.  In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are evaluated for impairment, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  These impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  For impaired loans measured using the present value of expected cash flow method, any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for credit losses.

The following provides additional information on loans specifically evaluated for impairment for the years ended December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans
Commercial	$1,278	$1,697		$2,244	$2,490
Commercial Real Estate	3,816	3,841		3,165	3,175
Agricultural	130	137		576	1,164
Agricultural Real Estate	1,434	1,567		618	744
Business Banking	655	728		983	1,033
Total Commercial Loans	7,313	7,970		7,586	8,606

Consumer Loans
Indirect	5	16		12	21
Home Equity	8,483	9,429		7,681	8,574
Total Consumer Loans	8,488	9,445		7,693	8,595

Residential Real Estate Mortgages	6,111	6,906		6,017	6,627
Total	21,912	24,321		21,296	23,828

With an allowance recorded:
Commercial Loans
Commercial	-	-	-	457	457	300
Commercial Real Estate	5,553	5,736	735	4,210	6,059	970
Agricultural	49	49	37	-	-	-
Agricultural Real Estate	155	155	54	-	-	-
Total Commercial Loans	5,757	5,940	826	4,667	6,516	1,270

ACQUIRED
With an allowance recorded:
Commercial Loans
Commercial Real Estate	1,205	1,321	691	1,205	1,321	735
Total Commercial Loans	1,205	1,321	691	1,205	1,321	735

Total	$28,874	$31,582	$1,517	$27,168	$31,665	$2,005

The following table summarizes the average recorded investments on loans specifically evaluated for impairment and the interest income recognized for the years ended December 31, 2016, 2015 and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
(In thousands)	Average Recorded Investment	Interest Income Recognized Accrual	Average Recorded Investment	Interest Income Recognized Accrual	Average Recorded Investment	Interest Income Recognized Accrual
ORIGINATED
Commercial Loans
Commercial	$6,217	$-	$2,219	$71	$1,954	$115
Commercial Real Estate	5,828	167	8,538	164	9,679	169
Agricultural	715	1	148	1	91	1
Agricultural Real Estate	908	44	628	45	1,346	46
Business Banking	830	9	960	21	610	55
Consumer Loans
Indirect	8	-	-	-	-	-
Home Equity	8,278	480	7,070	374	5,198	267
Residential Real Estate Mortgages	6,143	269	5,128	219	3,039	119

ACQUIRED
Commercial Loans
Commercial	-	-	2,045	-	5,756	-
Commercial Real Estate	1,205	-	5,734	-	3,386	-
Total	$30,132	$970	$32,470	$895	$31,059	$772

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

Commercial Grading System

For commercial and agricultural loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available.  This would include comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy, and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment, and management.  Commercial loans are graded as Doubtful, Substandard, Special Mention and Pass.

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

Consumer and Residential Mortgage Grading System

Consumer and Residential Mortgage loans are graded as either Nonperforming or Performing.

●	Nonperforming

Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.

●	Performing

All loans not meeting any of these three criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class for the years ended December 31, 2016 and 2015:

Credit Quality Indicators
December 31, 2016

(In thousands)
ORIGINATED
Commercial Credit Exposure
By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$616,829	$1,288,409	$36,762	$28,912	$1,970,912
Special Mention	7,750	31,053	25	1,896	40,724
Substandard	28,991	32,327	1,124	1,614	64,056
Doubtful	-	-	5	-	5
Total	$653,570	$1,351,789	$37,916	$32,422	$2,075,697

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking	Total
Non-classified	$458,864	$458,864
Classified	13,823	13,823
Total	$472,687	$472,687

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$1,562,031	$453,278	$62,977	$2,078,286
Nonperforming	4,644	3,379	127	8,150
Total	$1,566,675	$456,657	$63,104	$2,086,436

Residential Mortgage Credit Exposure
By Payment Activity:	Residential Mortgage	Total
Performing	$1,055,055	$1,055,055
Nonperforming	8,088	8,088
Total	$1,063,143	$1,063,143

Credit Quality Indicators
December 31, 2016
(In thousands)
ACQUIRED
Commercial Credit Exposure
By Internally Assigned Grade:	Commercial	Commercial Real Estate	Total
Pass	$48,194	$127,660	$175,854
Special Mention	76	1,231	1,307
Substandard	1,177	7,193	8,370
Doubtful	-	1,205	1,205
Total	$49,447	$137,289	$186,736

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking	Total
Non-classified	$47,347	$47,347
Classified	3,535	3,535
Total	$50,882	$50,882

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$8,646	$50,860	$3,165	$62,671
Nonperforming	47	267	20	334
Total	$8,693	$51,127	$3,185	$63,005

Residential Mortgage Credit Exposure
By Payment Activity:	Residential Mortgage	Total
Performing	$196,508	$196,508
Nonperforming	2,963	2,963
Total	$199,471	$199,471

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

Credit Quality Indicators
December 31, 2015
(In thousands)
ACQUIRED
Commercial Credit Exposure
By Internally Assigned Grade:	Commercial	Commercial Real Estate	Total
Pass	$67,241	$154,871	$222,112
Special Mention	802	2,174	2,976
Substandard	948	9,898	10,846
Doubtful	-	-	-
Total	$68,991	$166,943	$235,934

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking	Total
Non-classified	$46,032	$46,032
Classified	3,763	3,763
Total	$49,795	$49,795

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$27,670	$63,270	$3,882	$94,822
Nonperforming	105	457	43	605
Total	$27,775	$63,727	$3,925	$95,427

Residential Mortgage Credit Exposure
By Payment Activity:	Residential Mortgage	Total
Performing	$227,448	$227,448
Nonperforming	2,910	2,910
Total	$230,358	$230,358

Troubled Debt Restructuring

Substantially all modifications include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount. Residential and home equity TDRs occurring during 2016 and 2015 were due to the reduction in the interest rate or extension of the term.  In 2015, commercial and business banking TDRs were both a reduction of the interest rate and change in terms.

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring that occurred during the years ended December 31, 2016 and 2015:

	Year ended December 31, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	28	$1,886	$1,743
Total Consumer	28	1,886	1,743

Residential Real Estate	13	1,084	843

Total Troubled Debt Restructurings	41	$2,970	$2,586

	Year ended December 31, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial	1	$186	$186
Business Banking	1	220	171
Total Commercial	2	406	357

Consumer
Home Equity	50	3,664	3,261
Total Consumer	50	3,664	3,261

Residential Real Estate	37	3,085	3,085

Total Troubled Debt Restructurings	89	$7,155	$6,703

The following table illustrates the recorded investment and number of modifications for TDRs within the years ended December 31, 2016 and 2015 where a concession has been made and subsequently defaulted during the period:

	Year ended December 31, 2016		Year ended December 31, 2015
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Consumer
Home Equity	2	$121	4	$344
Total Consumer	2	121	4	344

Residential Real Estate	2	296	3	208

Total Troubled Debt Restructurings	4	$417	7	$552

6.          Premises and Equipment, Net

A summary of premises and equipment follows as of December 31, 2016 and 2015:

	December 31,
(In thousands)	2016	2015
Land, buildings, and improvements	$121,037	$125,428
Equipment	56,243	59,574
Premises and equipment before accumulated depreciation	177,280	185,002
Accumulated depreciation	93,093	96,176
Total premises and equipment	$84,187	$88,826

Buildings and improvements are depreciated based on useful lives of 15 to 40 years.  Equipment is depreciated based on useful lives of three to ten years.

Rental expense included in occupancy expense amounted to $7.8 million in 2016, $7.9 million in 2015, and $8.0 million in 2014. The future minimum rental payments related to non-cancelable operating leases with original terms of one year or more are as follows at December 31, 2016:

(In thousands)
2017	$7,757
2018	7,375
2019	6,858
2020	6,132
2021	4,954
Thereafter	19,890
Total	$52,966

7.          Goodwill and Other Intangible Assets

A summary of goodwill is as follows as of December 31, 2016 and 2015:

(In thousands)
January 1, 2016	$265,957
Goodwill Acquired	2,047
Goodwill Adjustments	(2,565)
December 31, 2016	$265,439

January 1, 2015	$263,634
Goodwill Acquired	2,323
December 31, 2015	$265,957

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets.  These intangible assets are amortized over their estimated useful lives, which range primarily from one to twenty years.

During the twelve month period ended December 31, 2016, as a result of the disposition of a line of business in the Company's insurance agency subsidiary, the Company performed a goodwill impairment test that resulted in an impairment charge of $2.6 million.

A summary of core deposit and other intangible assets follows as of December 31, 2016 and 2015:

	December 31,
(In thousands)	2016	2015
Core deposit intangibles:
Gross carrying amount	$8,975	$19,401
Less: accumulated amortization	5,626	14,800
Net carrying amount	3,349	4,601

Identified intangible assets:
Gross carrying amount	32,338	29,525
Less: accumulated amortization	19,872	16,861
Net carrying amount	12,466	12,664

Total intangibles:
Gross carrying amount	41,312	48,926
Less: accumulated amortization	25,497	31,661
Net carrying amount	$15,815	$17,265

Amortization expense on intangible assets with definite useful lives totaled $3.9 million for 2016, $4.9 million for 2015 and $5.0 million for 2014.  Amortization expense on intangible assets with definite useful lives is expected to total $3.3 million for 2017, $2.6 million for 2018, $1.9 million for 2019, $1.5 million for 2020, $1.1 million for 2021 and $3.9 million thereafter.  Other identified intangible assets include customer lists, non-competes, and trademark intangibles.

8.          Deposits

The following table sets forth the maturity distribution of time deposits at December 31, 2016:

(In thousands)
Within one year	$405,327
After one but within two years	143,401
After two but within three years	231,417
After three but within four years	37,030
After four but within five years	35,028
After five years	20,208
Total	$872,411
Time deposits of $250,000 or more aggregated $84.3 million and $84.9 million December 31, 2016 and 2015, respectively.

9.          Short-Term Borrowings

In addition to the liquidity provided by balance sheet cash flows, liquidity must also be supplemented with additional sources such as credit lines from correspondent banks as well as borrowings from the FHLB and the Federal Reserve Bank. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements and brokered certificate of deposit (“CD”) accounts.

Short-term borrowings totaled $681.7 million and $442.5 million at December 31, 2016 and 2015, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing of approximately $1.9 billion and $2.1 billion at December 31, 2016 and 2015, respectively. Borrowings on the FHLB lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows as of December 31, 2016, 2015 and 2014:

(In thousands)	2016	2015	2014
Federal funds purchased:
Balance at year-end	$50,000	$99,500	$68,000
Average during the year	65,257	97,424	110,154
Maximum month end balance	85,000	159,000	183,000
Weighted average rate during the year	0.98%	0.36%	0.29%
Weighted average rate at December 31	1.19%	0.51%	0.34%

Securities sold under repurchase agreements:
Balance at year-end	$173,703	$167,981	$148,802
Average during the year	168,821	162,201	165,858
Maximum month end balance	189,875	178,326	182,861
Weighted average rate during the year	0.06%	0.06%	0.06%
Weighted average rate at December 31	0.07%	0.06%	0.06%

Other short-term borrowings:
Balance at year-end	$458,000	$175,000	$100,000
Average during the year	263,575	80,260	106,438
Maximum month end balance	424,000	175,000	320,000
Weighted average rate during the year	0.59%	0.42%	0.40%
Weighted average rate at December 31	0.70%	0.56%	0.36%

See Note 3 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

10.        Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.  A summary as of December 31, 2016 and 2015 is as follows (dollars in thousands):

	As of December 31, 2016				As of December 31, 2015
Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2016	$-	-	$-	-	$50,360	2.92%	$30,000	4.15%
2017	40,150	2.67%	25,000	3.48%	40,000	2.68%	25,000	3.48%
2018	40,000	2.57%	25,000	3.15%	40,000	2.57%	25,000	3.15%
2019	20,000	1.96%	-	-	-	-	-	-
2021	72	4.00%	-	-	87	4.00%	-	-
2031	3,865	2.45%	-	-	-	-	-	-
	$104,087		$50,000		$130,447		$80,000

11.        Junior Subordinated Debt

The Company sponsors five business trusts, CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II (collectively, the “Trusts”).  The Company’s junior subordinated debentures include amounts related to the Company’s NBT Statutory Trust I and II as well as junior subordinated debentures associated with one statutory trust affiliate that was acquired from our merger with CNB Financial Corp. and two statutory trusts that were acquired from our acquisition of Alliance Financial Corporation (“Alliance”). The Trusts were formed for the purpose of issuing company-obligated mandatorily redeemable trust preferred securities to third-party investors and investing in the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company for general corporate purposes. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.  The Trusts are VIEs for which the Company is not the primary beneficiary, as defined by GAAP.  In accordance with GAAP, the accounts of the Trusts are not included in the Company’s consolidated financial statements. See Note 1 for additional information about the Company’s consolidation policy.

The debentures held by each trust are the sole assets of that trust.  The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $98.0 million at December 31, 2016. The Company owns all of the common securities of the Trusts and has accordingly recorded $3.2 million in equity method investments classified as other assets in our consolidated balance sheets at December 31, 2016. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

As of December 31, 2016, the Trusts had the following trust preferred securities outstanding and held the following junior subordinated debentures of the Company (dollars in thousands):

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

Despite the fact that the Trusts are not included in the Company’s consolidated financial statements, $97 million of the $101 million in trust preferred securities issued by these subsidiary trusts is included in the Tier 1 capital of the Company for regulatory capital purposes as allowed by the Federal Reserve Board (NBT Bank owns $1.0 million of CNBF Trust I securities).  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital.  The aforementioned Trusts are grandfathered with respect to this enactment based on their date of issuance.

12.        Income Taxes

The significant components of income tax expense attributable to operations are as of December 31, 2016, 2015 and 2014:

	Years ended December 31,
(In thousands)	2016	2015	2014
Current
Federal	$30,492	$32,871	$26,059
State	5,628	4,329	2,823
	36,120	37,200	28,882

Deferred
Federal	3,994	2,521	6,648
State	278	482	1,699
	4,272	3,003	8,347
Total income tax expense	$40,392	$40,203	$37,229

Not included in the above table are items that were recorded to stockholders’ equity of approximately $0.4 million, $3.4 million, and $(1.1) million for 2016, 2015, and 2014, respectively, relating to deferred taxes on the unrealized (gain) loss on available for sale securities, tax benefits recognized with respect to stock options exercised, pension plans and cash flow hedges.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows as of December 31, 2016 and 2015:

	December 31,
(In thousands)	2016	2015
Deferred tax assets
Allowance for loan losses	$24,925	$24,090
Deferred compensation	11,578	10,023
Postretirement benefit obligation	2,929	2,988
Fair value adjustments from acquisitions	1,883	2,543
Unrealized losses on securities	3,259	589
Accrued liabilities	1,775	2,889
Stock-based compensation expense	4,817	5,394
Equipment leasing	256	476
Other	892	1,477
Total deferred tax assets	52,314	50,469
Deferred tax liabilities
Pension benefits	17,303	11,908
Amortization of intangible assets	17,557	19,082
Premises and equipment, primarily due to accelerated depreciation	4,375	2,444
Deferred loan costs	1,759	1,591
Cash flow hedges	1,129	-
Other	501	504
Total deferred tax liabilities	42,624	35,529
Net deferred tax asset at year-end	9,690	14,940
Net deferred tax asset at beginning of year	14,940	14,517
(Decrease) increase in net deferred tax asset	$(5,250)	$423

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2016 and 2015.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

	Years ended December 31
(In thousands)	2016	2015	2014
Federal income tax at statutory rate	$41,581	$40,820	$39,306
Tax exempt income	(2,205)	(2,037)	(2,250)
Net increase in CSV of life insurance	(1,712)	(1,373)	(1,734)
Federal tax credit	(1,323)	(939)	(880)
State taxes, net of federal tax benefit	3,838	3,127	2,939
Other, net	213	605	(152)
Income tax expense	$40,392	$40,203	$37,229

A reconciliation of the beginning and ending balance of Federal and State gross unrecognized tax benefits ("UTBs") is as follows:

(In thousands)	2016
Balance at January 1	$-
Additions for tax positions of prior years	425
Current period tax positions	134
Balance at December 31	559
Amount that would affect the effective tax rate if recognized	$363

At December 31, 2015 and 2014 the Company had no UTBs. We recognize interest and penalties on the income tax expense line in the accompanying consolidated statements of income. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months.  As of December 31, 2016, no significant changes to UTBs are projected; however, tax audit examinations are possible.  The Company recognized an insignificant amount of interest expense related to UTBs in the consolidated statement of income for the year ended December 31, 2016.

The Company is no longer subject to U.S. Federal tax examination by tax authorities for years prior to 2013 and New York State for years prior to 2011.  The Company is currently under audit in the state of New York for tax years 2011, 2012 and 2013.

13.        Employee Benefit Plans

Defined Benefit Post-retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at December 31, 2016. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in bonds and publicly traded stocks and mutual funds. Prior to January 1, 2000, the Plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the Plan was converted to a cash balance plan with grandfathering provisions for existing participants.  Effective March 1, 2013, the Plan was amended.  Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013.

In May 2013, the noncontributory, frozen, defined benefit pension plan assumed from Alliance in the acquisition was merged into the Plan.

In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives.  The Company also assumed supplemental retirement plans for certain current and former executives in the Alliance acquisition.

The supplemental employee retirement plans and the defined benefit pension plan are collectively referred to herein as “Pension Benefits.”

Also, the Company provides certain health care benefits for retired employees.  Benefits are accrued over the employees’ active service period. Only employees that were employed by NBT Bank on or before January 1, 2000 are eligible to receive post-retirement health care benefits.  The Plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the Plan. Employees become eligible for these benefits if they reach normal retirement age while working for the Company.  For eligible employees described above, the Company funds the cost of post-retirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years.  In addition, the Company assumed post-retirement medical life insurance benefits for certain Alliance employees, retirees and their spouses, if applicable, in the Alliance acquisition.  These post-retirement benefits are referred to herein as “Other Benefits.”

Accounting standards require an employer to: (1) recognize the overfunded or underfunded status of defined benefit post-retirement plans, which is measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its balance sheet; (2) recognize changes in that funded status in the year in which the changes occur through comprehensive income; and (3) measure the defined benefit plan assets and obligations as of the date of its year-end balance sheet.

The components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other post-retirement benefits at December 31, 2016 and 2015 are summarized below:

	Pension Benefits		Other Benefits
(In thousands)	2016	2015	2016	2015
Net actuarial loss	$28,328	$33,070	$1,430	$2,333
Prior service cost (credit)	140	76	(38)	(95)
Total amounts recognized in accumulated other comprehensive income (loss) (pre-tax)	$28,468	$33,146	$1,392	$2,238

A December 31 measurement date is used for the pension, supplemental pension and post-retirement benefit plans.  The following table sets forth changes in benefit obligations, changes in plan assets, and the funded status of the pension plans and other post-retirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$92,445	$98,556	$8,322	$8,710
Service cost	2,162	2,677	14	17
Interest cost	4,223	3,977	353	374
Plan participants' contributions	-	-	234	263
Actuarial (gain)	(1,635)	(5,225)	(786)	(333)
Curtailment/ settlement	(715)	(200)	-	-
Benefits paid	(6,003)	(7,340)	(659)	(709)
Projected benefit obligation at end of year	90,477	92,445	7,478	8,322
Change in plan assets
Fair value of plan assets at beginning of year	107,529	117,232	-	-
Actual return (loss) on plan assets	8,259	(3,159)	-	-
Employer contributions	6,431	796	425	446
Plan participants' contributions	-	-	234	263
Benefits paid	(6,003)	(7,340)	(659)	(709)
Fair value of plan assets at end of year	116,216	107,529	-	-

Funded status at year end	$25,739	$15,084	$(7,478)	$(8,322)

An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.  The accumulated benefit obligation for pension benefits was $90.5 million and $92.4 million at December 31, 2016 and 2015, respectively.  The accumulated benefit obligation for other post-retirement benefits was $7.5 million and $8.3 million at December 31, 2016 and 2015, respectively.  The funded status of the pension and other post-retirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2016 and 2015.

	Pension Benefits		Other Benefits
(In thousands)	2016	2015	2016	2015
Other assets	$45,344	$34,965	$-	$-
Other liabilities	(19,605)	(19,881)	(7,478)	(8,322)
Funded status	$25,739	$15,084	$(7,478)	$(8,322)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years ended December 31,
	2016	2015	2014
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	4.76%-4.84%	4.69%-4.71%	4.19%-4.30%
Expected long-term return on plan assets	7.00%	7.00%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%-3.75%

The following assumptions were used to determine net periodic pension cost:
Discount rate	4.69%-4.71%	4.19%-4.30%	4.90%-5.05%
Expected long-term return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%-3.75%	3.00%-3.75%

Net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost
Service cost	$2,162	$2,677	$2,290	$14	$17	$16
Interest cost	4,223	3,977	4,142	353	374	347
Expected return on plan assets	(7,430)	(8,589)	(8,681)	-	-	-
Amortization of gain due to curtailment	(768)	(154)	-	-	-	-
Amortization of prior service cost (credit)	32	21	23	(57)	(219)	(206)
Amortization of unrecognized net loss	2,235	2,174	79	117	263	151
Net periodic pension cost	$454	$106	$(2,147)	$427	$435	$308

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net (gain) loss	$(2,464)	$6,523	$17,233	$(786)	$(333)	$1,452
Prior service cost	96	-	-	-	-	-
Amortization of gain due to settlement	(43)	(46)	-	-	-	-
Amortization of prior service (cost) credit	(32)	(21)	(23)	57	219	206
Amortization of unrecognized net (loss)	(2,235)	(2,174)	(79)	(117)	(263)	(151)
Total recognized in other comprehensive income	(4,678)	4,282	17,131	(846)	(377)	1,507

Total recognized in net periodic benefit cost and other comprehensive income, pre-tax	$(4,224)	$4,388	$14,984	$(419)	$58	$1,815

The Company expects that $1.7 million in net actuarial loss and nominal prior service costs will be recognized as components of net periodic benefit cost in 2017.

The following table sets forth estimated future benefit payments for the pension plans and other post-retirement benefit plans as of December 31, 2016:

(In thousands)	Pension Benefits	Other Benefits
2017	$7,876	$551
2018	7,169	572
2019	7,042	559
2020	6,884	572
2021	6,725	546
2022 - 2026	$36,011	$2,724

The Company made contributions to the plan totaling $5.6 million during the twelve months ended December 31, 2016. The Company did not make any contributions to the plan during the twelve months ended December 31, 2015 and 2014.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2016 were assumed to be 6.5 % to 10.5 % percent. The rates were assumed to decrease gradually to 3.9 % for fiscal year 2075 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2016:

(In thousands)	One Percentage point increase	One Percentage point decrease
Increase (decrease) on total service and interest cost components	$34	$(29)
Increase (decrease) on post-retirement accumulated benefit obligation	667	(576)

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target 2016	2016	2015
Cash and cash equivalents	0 - 20%	2%	2%
Fixed income securities	25 - 55%	46%	42%
Equities	40 - 65%	52%	56%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio.  All issues that are rated lower than A by Standard and Poor’s are to be excluded.  Equity securities at December 31, 2016 and 2015 do not include any Company common stock.

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan as of December 31, 2016 and 2015:

(In thousands)	Level 1	Level 2	December 31, 2016
Cash and cash equivalents	$3,500	$-	$3,500
Foreign equity mutual funds	33,687	-	33,687
Equity mutual funds	28,256	-	28,256
U.S. government bonds	-	1,283	1,283
Corporate bonds	-	49,490	49,490
Totals	$65,443	$50,773	$116,216

(In thousands)	Level 1	Level 2	December 31, 2015
Cash and cash equivalents	$2,513	$-	$2,513
Foreign equity mutual funds	33,342	-	33,342
Equity mutual funds	26,993	-	26,993
U.S. government bonds	-	3,410	3,410
Corporate bonds	-	41,271	41,271
Totals	$62,848	$44,681	$107,529

The plan had no financial instruments recorded at fair value on a non-recurring basis as of December 31, 2016 and 2015.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets was 7.0% at December 31, 2016 and December 31, 2015.  This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return.  The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”).  The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries.  In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability.  Participation in the 401(k) Plan is contingent upon certain age and service requirements.  The employer contributions associated with the 401(k) Plan were $2.7 million in 2016, $2.5 million in 2015, and $2.8 million in 2014.

Other Retirement Benefits

Included in other liabilities is $2.6 million and $2.8 million at December 31, 2016 and December 31, 2015, respectively, for supplemental retirement benefits for retired executives from legacy plans assumed in acquisitions.  The Company recognized $0.2, $0.3 and $0.1 million in expense for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively, related to these plans.

14.        Stock-Based Compensation

In April 2008, the Company adopted the NBT Bancorp Inc. 2008 Omnibus Incentive Plan (the “Stock Plan”). Under the terms of the Stock Plan, options and other equity-based awards are granted to directors and employees to increase their direct proprietary interest in the operations and success of the Company.  The Stock Plan assumed all prior equity-based incentive plans and any new equity-based awards are granted under the terms of the Stock Plan.  Under terms of the Stock Plan, stock options are granted to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate ten years from the date of the grant.  Shares issued as a result of stock option exercises and vesting of restricted shares and stock unit awards are funded from the Company’s treasury stock.  Restricted shares granted under the Plan vest after five years for employees and three years for non-employee directors.  Restricted stock units granted under the Stock Plan may have different terms and conditions.  Performance shares and units granted under the Stock Plan for executives may have different terms and conditions.  Since 2011, the Company primarily grants restricted stock unit awards.  Stock option grants since that time were reloads of existing grants.

The following table summarizes information concerning stock options outstanding at December 31, 2016:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	541,564	$23.23
Granted	50,508	28.95
Exercised	(360,147)	23.32
Forfeited	-	-
Expired	(1,750)	22.93
Outstanding at December 31, 2016	230,175	$24.35	4.43	$4,035,063

Exercisable at December 31, 2016	163,925	$22.70	2.47	$3,144,022

Expected to Vest	66,249	$28.43	9.28	$891,041

Total stock-based compensation expense for stock option awards totaled $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.  Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years ended December 31,
(In thousands)	2016	2015	2014
Proceeds from stock options exercised	$8,398	$12,044	$6,554
Tax benefits related to stock options exercised	1,223	952	307
Intrinsic value of stock options exercised	3,143	2,446	789
Fair value of shares vested during the year	105	63	393

The Company has outstanding restricted and deferred stock awards granted from various plans at December 31, 2016. The Company recognized $4.2 million, $3.9 million, and $3.4 million in stock-based compensation expense related to these stock awards for the years ended December 31, 2016, 2015, and 2014, respectively.  Tax benefits recognized with respect to restricted stock awards and stock units were $2.9 million, $1.5 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Unrecognized compensation cost related to restricted stock awards and stock units totaled $4.5 million at December 31, 2016 and will be recognized over 2.8 years on a weighted average basis.  Shares issued are funded from the Company’s treasury stock.  The following table summarizes information for unvested restricted stock awards outstanding as of December 31, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2016	23,000	$24.17
Forfeited	-	-
Vested	(23,000)	24.17
Unvested at December 31, 2016	-	$-

The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2016	665,008	$21.45
Forfeited	(20,969)	20.92
Vested	(254,445)	21.32
Granted	223,569	24.47
Unvested at December 31, 2016	613,163	$22.62

The Company has 2,994,517 securities remaining available to be granted as part of the Plan at December 31, 2016.

15.        Stockholders’ Equity

In accordance with GAAP, unrealized gains on available for sale securities and unrecognized actuarial gains or losses and prior service costs associated with the Company’s pension and postretirement benefit plans are included in accumulated other comprehensive loss, net of tax.  For the years ended December 31, components of accumulated other comprehensive loss are:

(In thousands)	2016	2015
Unrecognized prior service cost and net actuarial loss on pension plans	$(18,227)	$(21,557)
Unrealized losses on derivatives (cash flow hedges)	1,772	-
Unrealized net holding (losses) gains on AFS securities	(5,065)	(861)
Accumulated other comprehensive loss	$(21,520)	$(22,418)

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (the "OCC") is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations.  At December 31, 2016, approximately $102.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Under a previously disclosed stock repurchase plan, the Company purchased 675,535 shares of its common stock during the twelve month period ended December 31, 2016, for a total of $17.2 million at an average price of $25.45 per share.  There are 1,000,000 shares available for repurchase under this plan, which expires on December 31, 2017.

16.        Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of NBT Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2016 and 2015, the Company and the Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements.  The regulations establish a framework for the classification of banks into five categories:  well-capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. As of December 31, 2016, the most recent notification from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 Capital to Average Asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Beginning in 2016, in addition to maintaining minimum capital ratios, the Company is subject to a capital conservation buffer ("Buffer") above the minimum to avoid restriction on capital distributions and discretionary bonus paychecks to officers. At December 31, 2016 the Buffer was 0.625%. The Buffer regulatory minimum ratio will be phased in over four years starting in 2016 with minimum requirement of 0.625% until fully phased in for fiscal year 2019 at 2.5%.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows as of December 31, 2016 and 2015:

	Actual		Regulatory ratio requirements
(Dollars in thousands)	Amount	Ratio	Minimum capital adequacy	For classification as well- capitalized
As of December 31, 2016
Total Capital (to risk weighted assets)
Company	$839,152	12.39%	8.00%	10.00%
NBT Bank	790,034	11.75%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	773,111	11.42%	4.00%	6.00%
NBT Bank	723,992	10.76%	4.00%	6.00%
Tier I Capital (to average assets)
Company	773,111	9.11%	4.00%	5.00%
NBT Bank	723,992	8.59%	4.00%	5.00%
Common Equity Tier 1 Capital
Company	676,111	9.98%	4.50%	6.50%
NBT Bank	723,992	10.76%	4.50%	6.50%

As of December 31, 2015
Total Capital (to risk weighted assets)
Company	$809,685	12.74%	8.00%	10.00%
NBT Bank	724,238	11.47%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	745,341	11.73%	4.00%	6.00%
NBT Bank	659,894	10.45%	4.00%	6.00%
Tier I Capital (to average assets)
Company	745,341	9.44%	4.00%	5.00%
NBT Bank	659,894	8.41%	4.00%	5.00%
Common Equity Tier 1 Capital
Company	648,341	10.20%	4.50%	6.50%
NBT Bank	659,894	10.45%	4.50%	6.50%

17.        Earnings Per Share

The following is a reconciliation of basic and diluted EPS for the years presented in the consolidated statements of income:

	Years ended December 31,
	2016			2015			2014
(In thousands except share and per share data)	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
Basic EPS	$78,409	43,244	$1.81	$76,425	43,836	$1.74	75,074	43,877	$1.71
Effect of dilutive securities:
Stock-based compensation		378			553			518
Diluted EPS	$78,409	43,622	$1.80	$76,425	44,389	$1.72	75,074	44,395	$1.69

There was a nominal number of weighted average stock options outstanding for the years ended December 31, 2016, 2015, and 2014, respectively, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

18.        Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss) (in thousands):

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Years ended
	December 31, 2016	December 31, 2015
AFS securities:
Losses (gains) on AFS securities	$644	$(3,087)	Net securities losses (gains)
Amortization of unrealized gains and losses related to securities transfer	1,094	1,311	Interest income
Tax benefit (expense)	(677)	691	Income tax expense
Net of tax	$1,061	$(1,085)

Pension and other benefits:
Amortization of net losses	$2,395	$2,437	Salaries and employee benefits
Amortization of prior service costs	(25)	(198)	Salaries and employee benefits
Tax expense	949	868	Income tax expense
Net of tax	$1,421	$1,371

Total reclassifications during the period, net of tax	$2,482	$286

19.        Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets.  The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2016, approximately 59% of the Company’s loans were secured by real estate located in central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, and Vermont.  Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit, and certain mortgage loans sold to investors with recourse. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit, and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies.  Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

	At December 31,
(In thousands)	2016	2015
Unused lines of credit	$292,140	$252,953
Commitments to extend credits, primarily variable rate	1,177,842	1,062,425
Standby letters of credit	36,815	31,503
Commercial letters of credit	-	11,332
Loans sold with recourse	28,463	25,122

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company’s stand-by letters of credit at December 31, 2016 and 2015 was not significant.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated.

The Company is required to maintain reserve balances with the FRB. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 21, 2016 was $56.2 million.

20.        Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, primarily by managing the amount, sources, and duration of its assets and liabilities, and through the use of derivative instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain fixed rate borrowings.  The Company also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Derivatives Not Designated as Hedging Instruments

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

The Company has two risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant.  The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.

Derivatives Designated as Hedging Instruments

In 2016, the Company entered into interest rate swaps to modify the interest rate characteristics of certain short-term FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $2.9 million and $0.2 million respectively at December 31, 2016. For the year ended December 31, 2016 the amount included in other comprehensive income totaled $1.8 million net of tax.

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements as December 31:

(In thousands)	2016	2015
Derivatives Not Designated as Hedging Instruments:
Fair value adjustment	$309	$6,224
Notional amount
Interest rate derivatives	371,101	192,625
Risk participation agreements	11,421	-
Derivatives Designated as Hedging Instruments:
Fair value adjustment - interest rate derivatives	2,704	-
Notional amount - interest rate derivatives	250,000	-

The following table indicates the gain or loss recognized in income on derivatives for the years ended December 31:

(In thousands)	2016	2015	2014
Non-hedging interest rate derivatives:
Increase in interest income	$95	$33	$88
Increase in other income	3,480	684	59
Hedging interest rate derivatives:
(Decrease) in interest expense	(70)	-	-

21.        Fair Values of Financial Instruments

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

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement an unobservable (i.e., supported by little or no market activity).

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The types of instruments valued based on quoted market prices in active markets includes most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company does not adjust the quoted prices for such instruments.

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

For the years ended December 31, 2016 and 2015, the Company has made no transfers of assets between Level 1 and Level 2 or Level 3.

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value as of December 31, 2016 and December 31, 2015.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	December 31, 2016
Assets:
AFS securities:
Federal agency	$-	$174,408	$-	$174,408
State & municipal	-	46,726	-	46,726
Mortgage-backed	-	529,844	-	529,844
Collateralized mortgage obligations	-	566,573	-	566,573
Other securities	11,493	9,246	-	20,739
Total AFS securities	$11,493	$1,326,797	$-	$1,338,290
Trading securities	9,259	-	-	9,259
Interest rate swaps	-	3,210	-	3,210
Total	$20,752	$1,330,007	$-	$1,350,759

Liabilities:
Interest rate swaps	$-	$506	$-	$506
Total	$-	$506	$-	$506

(In thousands)	Level 1	Level 2	Level 3	December 31, 2015
Assets:
AFS securities:
Federal agency	$-	$311,272	$-	$311,272
State & municipal	-	31,637	-	31,637
Mortgage-backed	-	409,896	-	409,896
Collateralized mortgage obligations	-	404,971	-	404,971
Other securities	7,526	9,242	-	16,768
Total AFS securities	$7,526	$1,167,018	$-	$1,174,544
Trading securities	8,377	-	-	8,377
Interest rate swaps	-	6,224	-	6,224
Total	$15,903	$1,173,242	$-	$1,189,145

Liabilities:
Interest rate swaps	$-	$6,224	$-	$6,224
Total	$-	$6,224	$-	$6,224

Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). The majority of the other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond's terms and conditions, among other things. Management reviews the methodologies used in pricing the securities by its third party providers.

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, OREO, collateral-dependent impaired loans, mortgage servicing rights and held to maturity securities.

The Company had collateral dependent impaired loans with a carrying value of $7.0 million, which had specific reserves included in the allowance for loan losses of $1.5 million at December 31, 2016. The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  The fair value of underlying collateral is generally determined through independent appraisals, which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at December 31, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		December 31, 2016		December 31, 2015
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
HTM securities	2	$527,948	$525,050	$471,031	$473,140
Net loans	3	6,132,857	6,273,233	5,820,115	5,958,427
Financial liabilities:
Time deposits	2	$872,411	$868,153	$908,827	$903,501
Long-term debt	2	104,087	104,113	130,447	131,268
Junior subordinated debt	2	101,196	102,262	101,196	97,346

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

GAAP gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  As of December 31, 2016 and 2015, the Company did not elect the fair value option for any eligible items.

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

In 2016, the Company entered into interest rate swaps to modify the interest rate characteristics of certain short-term FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges.

22.        Sale of Equity Investment

On April 17, 2014, NBT Capital Corp., a wholly-owned subsidiary of NBT, sold to LendingClub Corporation ("LendingClub"), its 20% ownership interest in Springstone Financial, LLC ("Springstone"), which NBT originally acquired in exchange for a $3.0 million investment, as part of LendingClub's acquisition of all of the outstanding equity in Springstone. In total, LendingClub paid the group of selling equity holders a purchase price equal to $140.0 million in cash and preferred stock. As a result of this sale, the Company recognized a gain of $19.4 million in 2014 and a gain of $4.2 million in 2015.  There is $0.9 million in proceeds being held in escrow for indemnification provisions of the sale contract which will be recognized into income when the conditions of the contract have been deemed to be satisfied.

23.        Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2016	2015
Assets
Cash and cash equivalents	$4,152	$28,682
Securities available for sale, at estimated fair value	15,273	12,711
Trading securities	8,968	8,042
Investment in subsidiaries, on equity basis	1,006,444	941,731
Other assets	44,178	65,133
Total assets	$1,079,015	$1,056,299
Liabilities and Stockholders’ Equity
Total liabilities	$165,699	$174,295
Stockholders’ equity	913,316	882,004
Total liabilities and stockholders’ equity	$1,079,015	$1,056,299

Condensed Income Statements
	Years ended December 31,
(In thousands)	2016	2015	2014
Dividends from subsidiaries	$10,200	$78,200	$35,400
Management fee from subsidiaries	95,244	92,629	87,116
Securities gains	652	3,034	49
Interest, dividend and other income	976	693	800
Total revenue	107,072	174,556	123,365
Operating expense	97,977	94,332	89,834
Income before income tax benefit and equity in undistributed income of subsidiaries	9,095	80,224	33,531
Income tax benefit (expense)	321	(515)	631
Dividends in excess of income (equity in undistributed income) of subsidiaries	68,993	(3,284)	40,912
Net income	$78,409	$76,425	$75,074

Condensed Statements of Cash Flow
	Years ended December 31,
(In thousands)	2016	2015	2014
Operating activities
Net income	$78,409	$76,425	$75,074
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	4,378	4,086	3,521
(Losses) gains on sales of available-for-sale securities	(652)	(3,034)	49
Equity in undistributed income of subsidiaries	(79,193)	(74,916)	(75,824)
Cash dividend from subsidiaries	10,200	78,200	35,400
Net change in other liabilities	(8,596)	6,770	18,594
Net change in other assets	22,372	(6,944)	(25,151)
Net cash provided by operating activities	26,918	80,587	31,663
Investing activities
Purchases of available-for-sale securities	(580)	(3,083)	(597)
Sales and maturities of available-for-sale securities	1,783	5,297	140
Purchases of premises and equipment	(278)	(408)	(640)
Net cash provided by (used in) investing activities	925	1,806	(1,097)
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	2,645	7,692	5,943
Purchases of treasury shares	(17,193)	(26,797)	(72)
Cash dividends and payments for fractional shares	(38,880)	(38,149)	(36,905)
Net tax benefit (expense) from stock-based compensation	1,055	(43)	313
Net cash used in financing activities	(52,373)	(57,297)	(30,721)
Net (decrease) increase in cash and cash equivalents	(24,530)	25,096	(155)
Cash and cash equivalents at beginning of year	28,682	3,586	3,741
Cash and cash equivalents at end of year	$4,152	$28,682	$3,586

A statement of changes in stockholders’ equity has not been presented since it is the same as the consolidated statement of changes in stockholders’ equity previously presented.

24.        Recent Accounting Pronouncements

In February 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 will clarify the scope of Subtopic 610-20 and add guidance for partial sales of nonfinancial assets.  The amendments define the term in substance nonfinancial assets, and clarify that a nonfinancial asset within the scope may include nonfinancial assets transferred within a legal entity to a counterparty, in part, as a financial asset promised to a counterparty in a contract.  Additionally, the amendments in ASU clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial assets and allocate consideration to each distinct asset. The amendments should be applied either on retrospectively to each period presented or with a modified retrospective approach. ASU 2017-05 is effective for the Company on January 1, 2018 and the Company is required to apply the amendment at the same time that is applies the amendments in 2014-09. Early adoption is permitted but only as of annual reporting period beginning after December 15, 2016. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 will amend and simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. ASU 2017-04 is effective for the Company on January 1, 2020. Early adoption is permitted on testing dates after January 1, 2017. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities (“set”) is a business and to address stakeholder feedback that the definition of a business in current GAAP is applied too broadly. The primary amendments in the ASU provide a screen to exclude transactions where substantially all of the fair value of the transferred set is concentrated in a single asset, or group of similar assets, from being evaluated as a business. ASU 2017-01 is effective for the Company on January 1, 2018 using the prospective method.  Early adoption is permitted. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 address diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities in the Statement of Cash Flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows. ASU 2016-18 is effective for the Company on January 1, 2018 using the retrospective method. Early adoption is permitted provided that all amendments are adopted in the same period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.  Effective January 1, 2017, the Company adopted ASU 2016-09. As a result of the adoption of this new guidance, the Company made an accounting policy election to account for forfeitures when they occur. The guidance was required to be applied with a modified retrospective approach, and, accordingly, the Company made a cumulative effect adjustment recorded to opening retained earnings as of January 1, 2017 which was not material to the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 was initially effective for the Company on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. Early adoption is not permitted.  In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing, ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 - Technical Corrections and Improvements to Top 606 - Revenue from Contract with Customers. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2016 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited NBT Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Albany, New York
March 1, 2017

ITEM 9B.   Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 23, 2017 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2016 fiscal year end.

ITEM 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days after the Company’s 2016 fiscal year end.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted-average exercise price of Outstanding options, warrants and rights	Number of securities remaining available for Future issuance under Equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	230,174	$24.35	2,994,517
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2016 fiscal year end.

ITEM  13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2016 fiscal year end.

ITEM  14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2016 fiscal year end.

PART  IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Income for each of the three years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2016, 2015 and 2014.

Notes to the Consolidated Financial Statements.

(a)(2)  There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3)  See below for all exhibits filed herewith and the Exhibit Index.

3.1
Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to Registrant's Form 10-Q, filed on August 10, 2015, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of NBT Bancorp Inc. effective January 23, 2017 (filed as Exhibit 3.1 to Registrant’s Form 8-K, filed on January 25, 2017, and incorporated herein by reference).
3.3
Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registrant’s Form 8-K, filed on November 18, 2004, and incorporated herein by reference).

4.1
Specimen common stock certificate for NBT’s Bancorp Inc. common stock (filed as Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4, filed on December 27, 2005, and incorporated herein by reference).

10.1
NBT Bancorp Inc. 1993 Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-71830, filed on October 18, 2001, and incorporated by reference herein).*

10.2
NBT Bancorp Inc. Non-Employee Director, Divisional Director and Subsidiary Director Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-73038, filed on November 9, 2001, and incorporated by reference herein).*

10.3
NBT Bancorp Inc. Non-employee Directors Restricted and Deferred Stock Plan (filed as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, and incorporated herein by reference).*

10.4	NBT Bancorp Inc. Performance Share Plan (filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, and incorporated herein by reference).*
10.5	NBT Bancorp Inc. 2017 Executive Incentive Compensation Plan.*
10.6
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2010 (filed as Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2009, filed on March 1, 2010, and incorporated herein by reference).*

10.7
Amended and Restated Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and Michael J. Chewens (filed as Exhibit 10.3 to Registrant's Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.8
Form of Amended and Restated NBT Bancorp Inc. Supplemental Retirement Agreement, dated as of November 5, 2009, between NBT Bancorp Inc. and Messrs. Chewens and Levy (filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009, and incorporated herein by reference).*

10.9
Amendment to the Supplemental Executive Retirement Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Michael J. Chewens (filed as Exhibit 10.6 to Registrant's Form 8-K, filed on March 16, 2015, and incorporated herein by reference).*

10.10
Amendment to the Supplemental Executive Retirement Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Jeffrey M. Levy (filed as Exhibit 10.8 to Registrant's Form 8-K, filed on March 16, 2015, and incorporated herein by reference).*

10.11
Employment Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Jeffrey M. Levy (filed as Exhibit 10.4 to Registrant's Form 8-K, filed on March 16, 2015, and incorporated herein by reference).*

10.12
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008, and incorporated herein by reference).*

10.13
First Amendment dated November 5, 2009 to Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009, and incorporated herein by reference).*

10.14
Second Amendment dated July 28, 2014 to Split-Dollar Agreement between NBT Bancorp, Inc., NBT Bank, National Association, and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant's Form 8-K, filed on August 1, 2014, and incorporated herein by reference).*

10.15	NBT Bancorp Inc. 2008 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A, filed on March 31, 2008, and incorporated herein by reference).*
10.16
Long-Term Incentive Compensation Plan for Named Executive Officers (filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, and incorporated herein by reference).*

10.17
Amended and Restated Employment Agreement, dated December 19,  2016, by and between NBT Bancorp Inc. and Timothy L. Brenner (filed as Exhibit 10.4 to Registrant's Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.18
Amended and Restated Supplemental Retirement Agreement and First Amendment to the Supplemental Retirement Agreement between Alliance Financial Corporation, Alliance Bank, N.A. and Jack H. Webb (filed as Exhibit 10.29 to Registrant's Form 10-K for the year ended December 31, 2013, filed on March 3, 2014, and incorporated herein by reference).*

10.19
Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.1 to Registrant's Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.20
Supplemental Executive Retirement Agreement, dated December 19, 2016 by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.21	Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and F. Sheldon Prentice.*
21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as noted above.

(c)	Not applicable.

ITEM  16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act  of 1934, NBT Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly  authorized.

NBT BANCORP INC. (Registrant)
March 1, 2017

/s/ John H. Watt Jr.

John H. Watt Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Martin A. Dietrich

Martin A. Dietrich
Chairman and Director
Date: March 1, 2017

/s/ John H. Watt Jr.

John H. Watt Jr.
NBT Bancorp Inc. President, CEO, and Director (Principal Executive Officer)
Date: March 1, 2017

/s/ Michael J. Chewens

Michael J. Chewens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: March 1, 2017

/s/ Patricia T. Civil

Patricia T. Civil, Director
Date: March 1, 2017

/s/ Timothy E. Delaney

Timothy E. Delaney, Director
Date: March 1, 2017

/s/ James H. Douglas

James H. Douglas, Director
Date: March 1, 2017

/s/ Andrew S. Kowalczyk III
Andrew S. Kowalczyk III, Director
Date: March 1, 2017
/s/ John C. Mitchell

John C. Mitchell, Director
Date: March 1, 2017

/s/ Michael M. Murphy

Michael M. Murphy, Director
Date: March 1, 2017

/s/ V. Daniel Robinson II

V. Daniel Robinson II, Director
Date: March 1, 2017
/s/ Matthew J. Salanger

Matthew J. Salanger, Director
Date: March 1, 2017

/s/ Joseph A. Santangelo

Joseph A. Santangelo, Director
Date: March 1, 2017

/s/ Robert A. Wadsworth

Robert A. Wadsworth, Director
Date: March 1, 2017

/s/ Lowell A. Seifter

Lowell A. Seifter, Director
Date: March 1, 2017

/s/ Jack H. Webb

Jack H. Webb, Director
Date: March 1, 2017