Form 10-Q
period 2017-03-31
NBT BANCORP INC
filed 2017-05-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of April 30, 2017, there were 43,443,866 shares outstanding of the Registrant’s common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q-Quarter Ended March 31, 2017

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2017	2016
Assets
Cash and due from banks	$137,308	$147,789
Short-term interest bearing accounts	4,588	1,392
Securities available for sale, at fair value	1,367,574	1,338,290
Securities held to maturity (fair value $513,654 and $525,050, respectively)	515,793	527,948
Trading securities	10,044	9,259
Federal Reserve and Federal Home Loan Bank stock	42,577	47,033
Loans	6,272,303	6,198,057
Less allowance for loan losses	65,700	65,200
Net loans	6,206,603	6,132,857
Premises and equipment, net	83,144	84,187
Goodwill	265,439	265,439
Intangible assets, net	14,848	15,815
Bank owned life insurance	169,423	168,012
Other assets	128,144	129,247
Total assets	$8,945,485	$8,867,268

Liabilities
Demand (noninterest bearing)	$2,205,419	$2,195,845
Savings, negotiable order withdrawal and money market	4,153,552	3,905,432
Time	826,080	872,411
Total deposits	7,185,051	6,973,688
Short-term borrowings	540,243	681,703
Long-term debt	104,023	104,087
Junior subordinated debt	101,196	101,196
Other liabilities	88,133	93,278
Total liabilities	8,018,646	7,953,952

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at March 31, 2017 and December 31, 2016; issued 49,651,493 at March 31, 2017 and December 31, 2016	497	497
Additional paid-in-capital	573,627	575,078
Retained earnings	511,925	501,761
Accumulated other comprehensive loss	(19,592)	(21,520)
Common stock in treasury, at cost, 6,209,092 and 6,393,743 shares at March 31, 2017 and December 31, 2016, respectively	(139,618)	(142,500)
Total stockholders’ equity	926,839	913,316
Total liabilities and stockholders’ equity	$8,945,485	$8,867,268

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Income (unaudited)	2017	2016
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans	$64,027	$61,230
Securities available for sale	7,009	5,987
Securities held to maturity	2,781	2,288
Other	619	449
Total interest, fee, and dividend income	74,436	69,954
Interest expense
Deposits	3,474	3,597
Short-term borrowings	1,139	328
Long-term debt	606	833
Junior subordinated debt	726	619
Total interest expense	5,945	5,377
Net interest income	68,491	64,577
Provision for loan losses	7,379	6,098
Net interest income after provision for loan losses	61,112	58,479
Noninterest income
Insurance and other financial services revenue	6,770	6,946
Service charges on deposit accounts	3,977	3,939
ATM and debit card fees	4,950	4,583
Retirement plan administration fees	4,172	3,754
Trust	4,532	4,376
Bank owned life insurance	1,411	1,291
Net securities gains	-	29
Other	2,938	3,449
Total noninterest income	28,750	28,367
Noninterest expense
Salaries and employee benefits	33,587	32,441
Occupancy	6,170	5,491
Data processing and communications	4,198	4,050
Professional fees and outside services	3,032	3,231
Equipment	3,698	3,460
Office supplies and postage	1,608	1,547
FDIC expenses	1,178	1,258
Advertising	390	504
Amortization of intangible assets	967	1,096
Loan collection and other real estate owned	1,279	705
Other	5,175	4,441
Total noninterest expense	61,282	58,224
Income before income tax expense	28,580	28,622
Income tax expense	8,301	9,731
Net income	$20,279	$18,891
Earnings per share
Basic	$0.47	$0.44
Diluted	0.46	0.43

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2017	2016
(In thousands)
Net income	$20,279	$18,891
Other comprehensive income, net of tax:
Unrealized net holding gains arising during the period (pre-tax amounts of $836 and $13,211)	497	8,072
Reclassification adjustment for net gains (losses) related to securities available for sale included in net income (pre-tax amounts of $- and $29)	-	(19)
Reclassification adjustment for an impairment write-down of equity security (pre-tax amounts of $1,312 and $-)	811	-
Unrealized gains on derivatives (cash flow hedges) (pre-tax amounts of $331 and $-)	204	-
Amortization of unrealized net gains related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $238 and $296)	147	181
Pension and other benefits:
Amortization of prior service cost and actuarial loss (pre-tax amounts of $435 and $512)	269	313
Total other comprehensive income	1,928	8,547
Comprehensive income	$22,207	$27,438

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common stock	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive income (loss)	Common stock in treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2015	$497	$576,726	$462,232	$(22,418)	$(135,033)	$882,004
Net income	-	-	18,891	-	-	18,891
Cash dividends - $0.22 per share	-	-	(9,473)	-	-	(9,473)
Purchase of 675,535 treasury shares	-	-	-	-	(17,193)	(17,193)
Net issuance of 106,674 shares to employee benefit plans and other stock plans, including tax benefit	-	(4,584)	-	-	1,923	(2,661)
Stock-based compensation	-	1,612	-	-	-	1,612
Other comprehensive income	-	-	-	8,547	-	8,547
Balance at March 31, 2016	$497	$573,754	$471,650	$(13,871)	$(150,303)	$881,727

Balance at December 31, 2016	$497	$575,078	$501,761	$(21,520)	$(142,500)	$913,316
Net income	-	-	20,279	-	-	20,279
Cash dividends - $0.23 per share	-	-	(10,020)	-	-	(10,020)
Net issuance of 184,651 shares to employee benefit plans and other stock plans, including tax benefit	-	(3,712)	-	-	2,882	(830)
Stock-based compensation	-	2,261	(95)	-	-	2,166
Other comprehensive income	-	-	-	1,928	-	1,928
Balance at March 31, 2017	$497	$573,627	$511,925	$(19,592)	$(139,618)	$926,839

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2017	2016
(In thousands, except per share data)
Operating activities
Net income	$20,279	$18,891
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,379	6,098
Depreciation and amortization of premises and equipment	2,249	2,244
Net accretion on securities	1,267	799
Amortization of intangible assets	967	1,096
Excess tax benefit on stock-based compensation	1,472	-
Stock-based compensation expense	2,166	1,612
Bank owned life insurance income	(1,411)	(1,291)
Trading security purchases	(1,277)	(568)
Losses on trading securities	491	40
Proceeds from sales of loans held for sale	24,896	22,098
Originations and purchases of loans held for sale	(27,622)	(22,133)
Net gains on sales of loans held for sale	(46)	(49)
Net security (gains)	-	(29)
Net loss (gain) on sales of other real estate owned	157	(306)
Impairment write-down	1,312	-
Net decrease in other assets	595	2,135
Net (decrease) in other liabilities	(5,145)	(1,319)
Net cash provided by operating activities	27,729	29,318
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	78,038	74,090
Proceeds from sales	1,000	-
Purchases	(110,330)	(142,613)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	19,914	15,591
Purchases	(5,943)	(9,471)
Other:
Net increase in loans	(82,299)	(90,342)
Proceeds from Federal Home Loan Bank stock redemption	56,521	33,886
Purchases of Federal Reserve and Federal Home Loan Bank stock	(52,065)	(29,475)
Proceeds from settlement of bank owned life insurance	-	1,457
Purchases of bank owned life insurance	-	(45,000)
Purchases of premises and equipment, net	(1,269)	(1,625)
Proceeds from the sales of other real estate owned	2,430	3,208
Net cash used in investing activities	(94,003)	(190,294)
Financing activities
Net increase in deposits	211,363	300,199
Net decrease in short-term borrowings	(141,460)	(94,613)
Repayments of long-term debt	(64)	(70)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,983	(7)
Cash paid by employer for tax-withholding on stock issuance	(2,813)	(2,654)
Purchase of treasury stock	-	(17,193)
Cash dividends	(10,020)	(9,473)
Net cash provided by financing activities	58,989	176,189
Net increase (decrease) in cash and cash equivalents	(7,285)	15,213
Cash and cash equivalents at beginning of period	149,181	140,297
Cash and cash equivalents at end of period	$141,896	$155,510

Supplemental disclosure of cash flow information	Three Months Ended March 31,
Cash paid during the period for:	2017	2016
Interest	$6,363	$5,876
Income taxes paid	1,019	3,405
Noncash investing activities:
Loans transferred to other real estate owned	$3,946	$952

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

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

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings.  Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.”  The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles (“GAAP”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

3.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of available for sale (“AFS”) securities are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
March 31, 2017
Federal agency	$160,064	$80	$563	$159,581
State & municipal	47,910	161	227	47,844
Mortgage-backed:
Government-sponsored enterprises	559,228	3,156	2,280	560,104
U.S. government agency securities	17,566	397	40	17,923
Collateralized mortgage obligations:
Government-sponsored enterprises	511,651	562	6,910	505,303
U.S. government agency securities	58,239	180	741	57,678
Other securities	13,537	5,767	163	19,141
Total securities AFS	$1,368,195	$10,303	$10,924	$1,367,574
December 31, 2016
Federal agency	$175,135	$78	$805	$174,408
State & municipal	47,053	153	480	46,726
Mortgage-backed:
Government-sponsored enterprises	513,814	3,345	2,492	514,667
U.S. government agency securities	14,955	411	189	15,177
Collateralized mortgage obligations:
Government-sponsored enterprises	513,431	532	7,688	506,275
U.S. government agency securities	60,822	184	708	60,298
Other securities	15,849	6,394	1,504	20,739
Total securities AFS	$1,341,059	$11,097	$13,866	$1,338,290

Securities with amortized costs totaling $1.6 billion at March 31, 2017 and $1.5 billion at December 31, 2016 were pledged to secure public deposits and for other purposes required or permitted by law. At March 31, 2017 and December 31, 2016, securities with an amortized cost of $244.3 million and $235.6 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity (“HTM”) are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
March 31, 2017
Mortgage-backed:
Government-sponsored enterprises	$94,849	$-	$1,227	$93,622
U.S. government agency securities	491	76	-	567
Collateralized mortgage obligations:
Government-sponsored enterprises	215,639	959	1,637	214,961
State & municipal	204,814	972	1,282	204,504
Total securities HTM	$515,793	$2,007	$4,146	$513,654
December 31, 2016
Mortgage-backed:
Government-sponsored enterprises	$96,668	$-	$1,176	$95,492
U.S. government agency securities	533	87	-	620
Collateralized mortgage obligations:
Government-sponsored enterprises	225,213	1,060	1,508	224,765
State & municipal	205,534	434	1,795	204,173
Total securities HTM	$527,948	$1,581	$4,479	$525,050

The following table sets forth information with regard to investment securities with unrealized losses at March 31, 2017 and December 31, 2016, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions

March 31, 2017
AFS Securities:
Federal agency	$94,535	$(563)	9	$-	$-	-	$94,535	$(563)	9
State & municipal	24,235	(200)	37	1,528	(27)	2	25,763	(227)	39
Mortgage-backed	265,960	(2,307)	46	974	(13)	4	266,934	(2,320)	50
Collateralized mortgage obligations	442,362	(7,651)	57	-	-	-	442,362	(7,651)	57
Other securities	1,983	(17)	1	2,959	(146)	1	4,942	(163)	2
Total securities with unrealized losses	$829,075	$(10,738)	150	$5,461	$(186)	7	$834,536	$(10,924)	157

March 31, 2017
HTM securities:
Mortgaged-backed	$93,622	$(1,227)	5	$-	$-	-	$93,622	$(1,227)	5
Collateralized mortgage obligations	103,287	(360)	12	33,841	(1,277)	4	137,128	(1,637)	16
State & municipal	48,303	(1,282)	75	-	-	-	48,303	(1,282)	75
Total securities with unrealized losses	$245,212	$(2,869)	92	$33,841	$(1,277)	4	$279,053	$(4,146)	96

December 31, 2016
AFS securities :
Federal agency	$119,363	$(805)	10	$-	$-	-	$119,363	$(805)	10
State & municipal	31,873	(478)	55	483	(2)	1	32,356	(480)	56
Mortgage-backed	277,524	(2,668)	49	985	(13)	4	278,509	(2,681)	53
Collateralized mortgage obligations	473,746	(8,396)	57	-	-	-	473,746	(8,396)	57
Other securities	-	-	-	4,363	(1,504)	2	4,363	(1,504)	2
Total securities with unrealized losses	$902,506	$(12,347)	171	$5,831	$(1,519)	7	$908,337	$(13,866)	178

December 31, 2016
HTM securities:
Mortgage -backed	$95,492	$(1,176)	5	$-	$-	-	$95,492	$(1,176)	5
Collateralized mortgage obligations	108,587	(319)	12	35,209	(1,189)	4	143,796	(1,508)	16
State & municipal	81,984	(1,795)	155	-	-	-	81,984	(1,795)	155
Total securities with unrealized losses	$286,063	$(3,290)	172	$35,209	$(1,189)	4	$321,272	$(4,479)	176

Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses or in other comprehensive income. Depending on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment (“OTTI”) shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes.

In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the historical and implied volatility of the fair value of the security.

Management has the intent to hold the securities classified as HTM until they mature, at which time it is believed the Company will receive full value for the securities. The unrealized losses on HTM debt securities are due to increases in market interest rates over yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.

Management also has the intent to hold and will not be required to sell, the securities classified as AFS for a period of time sufficient for a recovery of cost, which may be until maturity. The unrealized losses on AFS debt securities are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities. The unrealized losses on equity securities are due to declines in the fair value below the cost basis of the securities. For AFS debt and equity securities, the Company considers a decline in fair value to be other-than-temporary if it is probable that the Company will not recover its cost basis. For equity securities, OTTI losses are recognized in earnings if the Company intends to sell the security. In other cases the Company considers the relevant factors noted above, as well as the Company’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value, and whether evidence exists to support a realizable value equal to or greater than the cost basis. Any impairment loss on an equity security is equal to the full difference between the cost basis and the fair value of the security.

As of March 31, 2017 and December 31, 2016, management believes the impairments detailed in the table above are temporary. For the quarter ended March 31, 2017, $1.3 million of an OTTI loss on an equity investment was realized in the Company’s consolidated statements of income.  There were no OTTI losses realized in the Company’s consolidated statements of income for the quarter ended December 31, 2016.

The following tables set forth information with regard to contractual maturities of debt securities at March 31, 2017:

(In thousands)	Amortized cost	Estimated fair value
AFS debt securities:
Within one year	$43,247	$43,292
From one to five years	163,135	163,417
From five to ten years	162,510	163,494
After ten years	985,766	978,230
	$1,354,658	$1,348,433
HTM debt securities:
Within one year	$38,266	$38,275
From one to five years	30,155	30,330
From five to ten years	126,026	126,080
After ten years	321,346	318,969
	$515,793	$513,654

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2017 and December 31, 2016.

4.	Allowance for Loan Losses and Credit Quality of Loans

Allowance for Loan Losses

The allowance for loan losses is maintained at a level estimated by management to provide appropriately for risk of probable incurred losses inherent in the current loan portfolio. The appropriateness of the allowance for loan losses is continuously monitored.  It is assessed for appropriateness using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio’s risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan portfolio.

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

Agricultural Real Estate – The Company offers real estate loans to our agricultural customers to finance farm related real estate purchases, refinancings, expansions, and improvements to agricultural properties. Agricultural real estate loans are made to finance the purchase and improvements of farm properties that generally consist of barns, production facilities, and land. The agricultural real estate loans are secured by first liens on the farm real estate. Because they are secured by land and buildings, these loans may be less risky than agricultural loans. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 75% of the appraised value of the property. Government loan guarantees may be obtained to provide further support.

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

After a thorough consideration of the factors discussed above, any required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses. These charges are necessary to maintain the allowance at a level which management believes is reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions and reductions of the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments for the three months ended March 31, 2017 and 2016:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2016	$25,444	$33,375	$6,381	$-	$65,200
Charge-offs	(1,294)	(6,502)	(598)	-	(8,394)
Recoveries	447	1,035	33	-	1,515
Provision	130	6,861	388	-	7,379
Ending Balance as of March 31, 2017	$24,727	$34,769	$6,204	$-	$65,700

Balance as of December 31, 2015	$25,545	$29,253	$7,960	$260	$63,018
Charge-offs	(437)	(5,413)	(709)	-	(6,559)
Recoveries	765	974	22	-	1,761
Provision	(574)	6,221	711	(260)	6,098
Ending Balance as of March 31, 2016	$25,299	$31,035	$7,984	$-	$64,318

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loan. There was no allowance for loan losses for the acquired loan portfolio as of March 31, 2017 and $0.7 million as of December 31, 2016. Net charge-offs related to acquired loans totaled approximately $0.4 million and $0.1 million during the three months ended March 31, 2017 and March 31, 2016, respectively, and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments as of March 31, 2017 and December 31, 2016:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Total
As of March 31, 2017
Allowance for loan losses	$24,727	$34,769	$6,204	$65,700
Allowance for loans individually evaluated for impairment	422	-	-	422
Allowance for loans collectively evaluated for impairment	$24,305	$34,769	$6,204	$65,278
Ending balance of loans	$2,824,936	$2,171,593	$1,275,774	$6,272,303
Ending balance of originated loans individually evaluated for impairment	10,736	8,379	6,194	25,309
Ending balance of acquired loans individually evaluated for impairment	-	-	-	-
Ending balance of acquired loans collectively evaluated for impairment	228,021	56,852	193,253	478,126
Ending balance of originated loans collectively evaluated for impairment	$2,586,179	$2,106,362	$1,076,327	$5,768,868

As of December 31, 2016
Allowance for loan losses	$25,444	$33,375	$6,381	$65,200
Allowance for loans individually evaluated for impairment	1,517	-	-	1,517
Allowance for loans collectively evaluated for impairment	$23,927	$33,375	$6,381	$63,683
Ending balance of loans	$2,786,002	$2,149,441	$1,262,614	$6,198,057
Ending balance of originated loans individually evaluated for impairment	13,070	8,488	6,111	27,669
Ending balance of acquired loans individually evaluated for impairment	1,205	-	-	1,205
Ending balance of acquired loans collectively evaluated for impairment	236,413	63,005	199,471	498,889
Ending balance of originated loans collectively evaluated for impairment	$2,535,314	$2,077,948	$1,057,032	$5,670,294

Credit Quality of Loans

For all loan classes within the Company’s loan portfolio, loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well-secured and in the process of collection, or sooner when management concludes or circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.

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

The following tables set forth information with regard to past due and nonperforming loans by loan class as of March 31, 2017 and December 31, 2016:

As of March 31, 2017

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans:
Commercial	$292	$-	$-	$292	$4,913	$702,383	$707,588
Commercial Real Estate	286	-	-	286	2,516	1,346,470	1,349,272
Agricultural	-	-	-	-	685	36,052	36,737
Agricultural Real Estate	-	-	-	-	1,771	30,314	32,085
Business Banking	2,965	428	-	3,393	4,766	463,074	471,233
Total Commercial Loans	3,543	428	-	3,971	14,651	2,578,293	2,596,915
Consumer Loans:
Indirect	15,407	3,552	2,222	21,181	2,135	1,575,393	1,598,709
Home Equity	2,635	614	58	3,307	2,926	447,902	454,135
Direct	246	71	103	420	63	61,414	61,897
Total Consumer Loans	18,288	4,237	2,383	24,908	5,124	2,084,709	2,114,741
Residential Real Estate Mortgages	2,444	322	-	2,766	8,585	1,071,170	1,082,521
Total Originated Loans	$24,275	$4,987	$2,383	$31,645	$28,360	$5,734,172	$5,794,177

ACQUIRED
Commercial Loans:
Commercial	$-	$-	$-	$-	$-	$45,908	$45,908
Commercial Real Estate	-	-	-	-	889	132,611	133,500
Business Banking	441	-	-	441	800	47,372	48,613
Total Commercial Loans	441	-	-	441	1,689	225,891	228,021
Consumer Loans:
Indirect	37	1	9	47	39	5,713	5,799
Home Equity	177	-	-	177	196	47,716	48,089
Direct	24	1	-	25	13	2,926	2,964
Total Consumer Loans	238	2	9	249	248	56,355	56,852
Residential Real Estate Mortgages	1,300	15	-	1,315	2,377	189,561	193,253
Total Acquired Loans	$1,979	$17	$9	$2,005	$4,314	$471,807	$478,126
Total Loans	$26,254	$5,004	$2,392	$33,650	$32,674	$6,205,979	$6,272,303

As of December 31, 2016

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans:
Commercial	$33	$5	$-	$38	$2,964	$650,568	$653,570
Commercial Real Estate	-	-	-	-	7,935	1,343,854	1,351,789
Agricultural	-	-	-	-	730	37,186	37,916
Agricultural Real Estate	-	-	-	-	1,803	30,619	32,422
Business Banking	1,609	318	-	1,927	4,860	465,900	472,687
Total Commercial Loans	1,642	323	-	1,965	18,292	2,528,127	2,548,384
Consumer Loans:
Indirect	19,253	4,185	2,499	25,937	2,145	1,538,593	1,566,675
Home Equity	3,416	1,065	528	5,009	2,851	448,797	456,657
Direct	452	125	20	597	107	62,400	63,104
Total Consumer Loans	23,121	5,375	3,047	31,543	5,103	2,049,790	2,086,436
Residential Real Estate Mortgages	2,725	172	1,406	4,303	6,682	1,052,158	1,063,143
Total Originated Loans	$27,488	$5,870	$4,453	$37,811	$30,077	$5,630,075	$5,697,963

ACQUIRED
Commercial Loans:
Commercial	$-	$-	$-	$-	$-	$49,447	$49,447
Commercial Real Estate	-	-	-	-	1,891	135,398	137,289
Business Banking	236	-	-	236	804	49,842	50,882
Total Commercial Loans	236	-	-	236	2,695	234,687	237,618
Consumer Loans:
Indirect	100	5	-	105	47	8,541	8,693
Home Equity	254	53	30	337	237	50,553	51,127
Direct	30	2	-	32	20	3,133	3,185
Total Consumer Loans	384	60	30	474	304	62,227	63,005
Residential Real Estate Mortgages	609	28	327	964	2,636	195,871	199,471
Total Acquired Loans	$1,229	$88	$357	$1,674	$5,635	$492,785	$500,094
Total Loans	$28,717	$5,958	$4,810	$39,485	$35,712	$6,122,860	$6,198,057

There were no material commitments to extend further credit to borrowers with nonperforming loans as of March 31, 2017 and December 31, 2016.

Impaired Loans

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually. Classified loans, including all trouble debt restructured loans (“TDRs”) and nonaccrual commercial loans that are graded Substandard or below, with outstanding balances of $0.8 million or more are evaluated for impairment through the Company’s quarterly status review process. In determining whether we are able to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated. For loans that are evaluated for impairment, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price. These impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment. Any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the consolidated statement of income as a component of the provision for loan losses.

The following table provides information on loans specifically evaluated for impairment as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance(Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance(Legal)	Related Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans:
Commercial	$3,495	$3,536		$1,278	$1,697
Commercial Real Estate	3,778	3,810		3,816	3,841
Agricultural	130	138		130	137
Agricultural Real Estate	1,520	1,660		1,434	1,567
Business Banking	645	724		655	728
Total Commercial Loans	9,568	9,868		7,313	7,970

Consumer Loans:
Indirect	5	15		5	16
Home Equity	8,374	9,272		8,483	9,429
Total Consumer Loans	8,379	9,287		8,488	9,445

Residential Real Estate Mortgages	6,194	7,028		6,111	6,906
Total	24,141	26,183		21,912	24,321

With an allowance recorded:
Commercial Loans:
Commercial Real Estate	1,081	1,081	$335	5,553	5,736	$735
Agricultural	37	37	37	49	49	37
Agricultural Real Estate	50	50	50	155	155	54
Total Commercial Loans	1,168	1,168	422	5,757	5,940	826

ACQUIRED
With an allowance recorded:
Commercial Loans:
Commercial Real Estate	-	-	-	1,205	1,321	691
Total Commercial Loans	-	-	-	1,205	1,321	691

Total:	$25,309	$27,351	$422	$28,874	$31,582	$1,517

The following tables summarize the average recorded investments on impaired loans specifically evaluated for impairment and the interest income recognized for the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31, 2017		March 31, 2016
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans:
Commercial	$2,926	$-	$2,773	$19
Commercial Real Estate	5,995	44	13,509	100
Agricultural	173	-	158	-
Agricultural Real Estate	1,580	11	616	11
Business Banking	650	2	978	6
Consumer Loans:
Indirect	5	-	11	-
Home Equity	8,431	110	8,003	121
Residential Real Estate Mortgages	5,611	39	6,121	67
Total Originated	25,371	206	32,169	324

ACQUIRED
Commercial Loans:
Commercial Real Estate	301	-	1,205	-
Total Acquired	301	-	1,205	-
Total Loans	$25,672	$206	$33,374	$324

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

Classified loans are inadequately protected by the current worth and paying capacity of the obligor or, if applicable, the collateral pledged. These loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt, or in some cases make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Classified loans have a high probability of payment default, or a high probability of total or substantial loss. These loans require more intensive supervision by management and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. When the likelihood of full collection of interest and principal may be in doubt, Classified loans are considered to have a nonaccrual status. In some cases, Classified loans are considered uncollectible and of such little value that their continuance as assets is not warranted.

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
All loans not meeting any of these criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class as of March 31, 2017 and December 31, 2016:

Credit Quality Indicators
As of March 31, 2017
(In thousands)
ORIGINATED
Commercial Credit Exposure
By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$658,916	$1,286,478	$34,144	$27,349	$2,006,887
Special Mention	12,987	31,208	310	2,558	47,063
Substandard	35,685	31,586	2,278	2,178	71,727
Doubtful	-	-	5	-	5
Total	$707,588	$1,349,272	$36,737	$32,085	$2,125,682

Business Banking Credit Exposure
By Internally Assigned Grade:				Business Banking	Total
Non-classified				$457,783	$457,783
Classified				13,450	13,450
Total				$471,233	$471,233

Consumer Credit Exposure
By Payment Activity:		Indirect	Home Equity	Direct	Total
Performing		$1,594,352	$451,151	$61,731	$2,107,234
Nonperforming		4,357	2,984	166	7,507
Total		$1,598,709	$454,135	$61,897	$2,114,741

Residential Mortgage Credit Exposure
By Payment Activity:				Residential Mortgage	Total
Performing				$1,073,936	$1,073,936
Nonperforming				8,585	8,585
Total				$1,082,521	$1,082,521

Credit Quality Indicators
As of March 31, 2017
(In thousands)
ACQUIRED
Commercial Credit Exposure
By Internally Assigned Grade:		Commercial	Commercial Real Estate	Total
Pass		$44,782	$123,532	$168,314
Special Mention		55	2,883	2,938
Substandard		1,071	7,085	8,156
Total		$45,908	$133,500	$179,408

Business Banking Credit Exposure
By Internally Assigned Grade:			Business Banking	Total
Non-classified			$44,889	$44,889
Classified			3,724	3,724
Total			$48,613	$48,613

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$5,751	$47,893	$2,951	$56,595
Nonperforming	48	196	13	257
Total	$5,799	$48,089	$2,964	$56,852

Residential Mortgage Credit Exposure
By Payment Activity:			Residential Mortgage	Total
Performing			$190,876	$190,876
Nonperforming			2,377	2,377
Total			$193,253	$193,253

Credit Quality Indicators
As of December 31, 2016
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
As of December 31, 2016
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

Troubled Debt Restructured Loans

Substantially all modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount. Residential and home equity TDRs occurring during 2017 and 2016 were due to the reduction in the interest rate or extension of the term.

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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months ended March 31, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	2	$78	$77
Total Consumer	2	78	77

Residential Real Estate	1	141	138

Total Troubled Debt Restructurings	3	$219	$215

	Three months ended March 31, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	12	$1,035	$952
Total Consumer	12	1,035	952

Residential Real Estate	4	531	437

Total Troubled Debt Restructurings	16	$1,566	$1,389

Residential and home equity TDRs occurring during 2017 and 2016 were due to the reduction in the interest rate or extension of the term. The following table illustrates the recorded investment and number of modifications for TDRs within the three months ended March 31, 2017 and 2016 where a concession has been made and subsequently defaulted during the period (dollars in thousands):

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Residential Real Estate	-	$-	1	$175

Total Troubled Debt Restructurings	-	$-	1	$175

5.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at March 31, 2017. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the plan are invested in bonds and publicly traded stocks and mutual funds. The Company is not required to make contributions to the Plan in 2017, and did not do so during the three months ended March 31, 2017.

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

The components of expense for Pension Benefits and Other Benefits are set forth below):

	Pension Benefits		Other Benefits
(In thousands)	Three months ended March 31,		Three months ended March 31,
Components of net periodic cost (benefit):	2017	2016	2017	2016
Service cost	$402	$560	$3	$4
Interest cost	1,042	1,051	86	94
Expected return on plan assets	(1,985)	(1,835)	-	-
Net amortization	415	483	20	29
Total cost (benefit)	$(126)	$259	$109	$127

6.	Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive stock options and restricted stock ).

The following is a reconciliation of basic and diluted EPS for the periods presented in the consolidated statements of income:

	Three months ended March 31,
(In thousands, except per share data)	2017	2016
Basic EPS:
Weighted average common shares outstanding	43,513	43,342
Net income available to common stockholders	$20,279	$18,891
Basic EPS	$0.47	$0.44

Diluted EPS:
Weighted average common shares outstanding	43,883	43,342
Dilutive effect of common stock options and restricted stock	371	365
Weighted average common shares and common share equivalents	44,254	43,707
Net income available to common stockholders	$20,279	$18,891
Diluted EPS	$0.46	$0.43

There were 783 and 30,861 stock options for the quarters ended March 31, 2017 and March 31, 2016, respectively, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

7.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive loss (in thousands):

Detail About Accumulated Other Comprehensive (Loss) Income Components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statement of comprehensive income
	Three months ended
	March 31, 2017	March 31, 2016
Available for sale securities:
(Gains) on available for sale securities	$-	$(29)	Net securities (gains) losses
Amortization of unrealized gains and losses related to securities transfer	238	296	Interest income
Impairment write-down of equity security	1,312	-	Other noninterest income
Income tax (expense)	(592)	(105)	Income tax (expense)
Net of tax	$958	$162

Pension and other benefits:
Amortization of net losses	$435	$515	Salaries and employee benefits
Amortization of prior service costs	-	(3)	Salaries and employee benefits
Income tax (expense)	(166)	(199)	Income tax (expense)
Net of tax	$269	$313

Total reclassifications during the period, net of tax	$1,227	$475

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

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (e.g., supported by little or no market activity).

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

For the three month periods ended March 31, 2017 and December 31, 2016, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value as of March 31, 2017 and December 31, 2016.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Assets:
AFS securities:
Federal agency	$-	$159,581	$-	$159,581
State & municipal	-	47,844	-	47,844
Mortgage-backed	-	578,027	-	578,027
Collateralized mortgage obligations	-	562,981	-	562,981
Other securities	10,923	8,218	-	19,141
Total AFS securities	$10,923	$1,356,651	$-	$1,367,574
Trading Securities	10,044	-	-	10,044
Interest Rate Swaps	-	3,971	-	3,971
Total	$20,967	$1,360,622	$-	$1,381,589

Liabilities:
Interest Rate Swaps	$-	$736	$-	$736
Total	$-	$736	$-	$736

	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Assets:
AFS securities:
Federal agency	$-	$174,408	$-	$174,408
State & municipal	-	46,726	-	46,726
Mortgage-backed	-	529,844	-	529,844
Collateralized mortgage obligations	-	566,573	-	566,573
Other securities	11,493	9,246	-	20,739
Total AFS securities	$11,493	$1,326,797	$-	$1,338,290
Trading Securities	9,259	-	-	9,259
Interest Rate Swaps	-	3,210	-	3,210
Total	$20,752	$1,330,007	$-	$1,350,759

Liabilities:
Interest Rate Swaps	$-	$506	$-	$506
Total	$-	$506	$-	$506

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities. The only nonrecurring fair value measurements recorded during the three month period ended March 31, 2017 were related to impaired loans. For the three months periods ending March 31, 2017 and  March 31, 2016, the Company had $1.2 million and $9.0 million, respectively, of loans recorded at fair value with specific allowance reserves of $0.4 million and $3.0 million, respectively. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at March 31, 2017 and December 31, 2016.  This table excludes financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities available for sale, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable, and interest rate swaps.

		March 31, 2017		December 31, 2016
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Securities held to maturity	2	$515,793	$513,654	$527,948	$525,050
Net loans	3	6,206,603	6,354,631	6,132,857	6,273,233
Financial liabilities
Time deposits	2	$826,080	$821,557	$872,411	$868,153
Long-term debt	2	104,023	103,976	104,087	104,113
Junior subordinated debt	2	101,196	101,922	101,196	102,262

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

Interest Rate Swaps

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income. At March 31, 2017 the notional amount of these customer derivative agreement and the offsetting derivative counterparty positions each totaled $394.9 million and the fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $0.7 million. At December 31, 2016, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $371.1 million. At December 31, 2016, fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $0.3 million.

In 2016, the Company entered into interest rate swaps to modify the interest rate characteristics of certain short-term FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges. The notional amount of these interest rate derivative agreements total $250.0 million at March 31, 2017 and December 31, 2016. Fair values included in other assets on the consolidated balance sheet applicable to these agreements amounted to $3.2 million at March 31, 2017 and $2.7 million at December 31, 2016.

9.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Commitments to extend credit and unused lines of credit totaled $1.5 billion at March 31, 2017 and $1.5 billion at December 31, 2016. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $48.9 million at March 31, 2017 and $36.8 million at December 31, 2016. As of March 31, 2017, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

10.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2017, the Company adopted the prevision of Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires several revisions to equity compensation accounting. Under the new guidance all excess tax benefits and deficiencies that occur when an award vests, is exercised, or expires are recognized in income tax expense as discrete period items. Previously, these transactions were typically recorded directly within equity. Consistent with this change, excess tax benefits and deficiencies are no longer included within estimated proceeds when performing the treasury stock method for calculating diluted earnings per share. Excess tax benefits are also recognized at the time an award is exercised or vests compared to the previous requirements to delay recognition until the deduction reduces taxes payable. The presentation of excess tax benefits in the statement of cash flows shifted to an operating activity from the prior classification as a financing activity. ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employers to use a net-settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award.

Transition to the new guidance was accomplished through a combination of cumulative-effect adjustment to equity (forfeitures) and prospective methodologies (cash flows, tax windfalls and shortfalls). The actual effects of adoption in 2017 will primarily depend upon the share price of the common stock, which affects the vesting of certain performance awards, probability of exercise of certain stock options and the magnitude of windfalls for all awards upon either vesting or exercise. The effect on earnings per share calculations and election to account for forfeitures as incurred have not been significant.

Accounting Standards Issued Not Yet Adopted

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic310-20). ASU 2017-08 requires amortization of premiums to the earliest call date on debt securities with call features that are explicit, on contingent and callable at fixed prices on present dates. The ASU does not impact securities held at a discount; the discount continues to be amortized to the contractual maturity. The guidance is required to be applied with a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. ASU 2017-08 is effective for the Company on January 1, 2019. Early adoption is permitted. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715). ASU 2017-07 requires the service cost component of net periodic pension and postretirement benefit cost to be reported separately in the consolidated statements of income from the other components. Additionally, the amendments in the ASU require presentation of the service cost component in the consolidated statements of income in the same line item as other employee compensation costs and presentation of the other components in a different line item from the service cost component. The amendments in this ASU are required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on or after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets with a practical expedient allowed for prior comparative period presentation permitted.. ASU 2017-07 is effective for the Company on January 1, 2018. Early adoption is permitted. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 will clarify the scope of Subtopic 610-20 and add guidance for partial sales of nonfinancial assets. The amendments define the term in substance nonfinancial assets, and clarify that a nonfinancial asset within the scope may include nonfinancial assets transferred within a legal entity to a counterparty, in part, as a financial asset promised to a counterparty in a contract. Additionally, the amendments in ASU clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial assets and allocate consideration to each distinct asset. The amendments should be applied either on retrospectively to each period presented or with a modified retrospective approach. ASU 2017-05 is effective for the Company on January 1, 2018 and the Company is required to apply the amendment at the same time that is applies the amendments in 2014-09. Early adoption is permitted but only as of annual reporting period beginning after December 15, 2016. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment . ASU 2017-04 will amend and simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. ASU 2017-04 is effective for the Company on January 1, 2020. Early adoption is permitted on testing dates after January 1, 2017. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash . ASU 2016-18 address diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities in the Statement of Cash Flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows. ASU 2016-18 is effective for the Company on January 1, 2018 using the retrospective method. Early adoption is permitted provided that all amendments are adopted in the same period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). ASU 2016-15 addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the Company on January 1, 2018. Early adoption is permitted, including adoption in an interim period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-16 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. ASU 2016-02 is effective for the Company on January 1, 2019. Early adoption is permitted in any interim or annual period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 was initially effective for the Company on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. Early adoption is not permitted. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing, ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 - Technical Corrections and Improvements to Top 606 - Revenue from Contract with Customers. The adoption of these ASUs will be required using one of two retrospective application methods beginning with the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. The Company plans to apply the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and therefore management does not expect the adoption of the new revenue recognition guidance to have a material impact on our consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016 for an understanding of the following discussion and analysis.  Operating results for the three-month period ending March 31, 2017 are not necessarily indicative of the results of the full year ending December 31, 2017 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,”  “projects,”  “will,”  “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply including those under the Dodd-Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

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

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These measures adjust GAAP measures to exclude the effects of acquisition-related intangible amortization expense on earnings and equity as well as providing a fully taxable equivalent yield on securities and loans. Where non-GAAP disclosures are used in this Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables. Management believes that these non-GAAP measures provide useful information that is important to an understanding of the results of NBT’s core business as well as provide information standard in the financial institution industry. Non-GAAP measures should not be considered substitutes for financial measures determined in accordance with GAAP and investors should consider NBT’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of NBT.

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

Management  of  the  Company  considers  the  accounting  policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty  in  evaluating  the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan losses indicates that the allowance is appropriate, under adversely different conditions or assumptions, the allowance may need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provision for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral values were significantly lower, the Company’s allowance for loan loss policy would also require additional provision for loan losses.

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

The Company’s policies on the allowance for loan losses, pension accounting, provision for income taxes, acquired loans and goodwill and intangible assets are disclosed in Note 1 to the consolidated financial statements presented in our 2016 Annual Report on Form 10-K.  All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on average assets, equity and tangible common equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company’s results for the first three months of 2017:

●	First quarter loan growth of 4.9% (annualized)
●	Average demand deposits up 9.6% from the first quarter of 2016
●	Net interest margin expands 5 basis points
●	Net interest income up 6.1% from the first quarter of 2016
●	Adopted new accounting guidance for equity-based transactions

Results of Operations

Net income for the three months ended March 31, 2017 was $20.3 million, up from $18.9 million for the same period last year. Earnings per diluted share for the three months ended March 31, 2017 was $0.46, up from $0.43 for the first quarter of 2016. Return on average assets (annualized) was 0.92% for the three months ended March 31, 2017 as compared to 0.92% for the same period last year. Return on average tangible common equity (annualized) was 13.24% for the three months ended March 31, 2017 as compared to 13.17% for the three months ended March 31, 2016. Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net Income	$20,279	$18,891
Amortization of intangible assets (net of tax)	597	670
	$20,876	$19,561

Average stockholders’ equity	$920,047	$880,311
Less: average goodwill and other intangibles	280,774	282,751
Average tangible common equity	$639,273	$597,560

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

Net interest income was $68.5 million for the first quarter of 2017, up $1.1 million, or 1.6%, from the previous quarter and up $3.9 million, or 6.1%, from the first quarter of 2016. Fully taxable-equivalent (“FTE”) net interest margin was 3.46% for the three months ended March 31, 2017, up from 3.41% for the previous quarter and down from 3.47% for the first quarter of 2016. The increase in net interest margin from the previous quarter was driven by an increase in yields on earning assets primarily due to higher interest rates in the quarter and two fewer days in the first quarter. Average interest earning assets were up $164.3 million, or 2.1%, for the first quarter of 2017 as compared to the prior quarter and up $558.7 million, or 7.4%, from the same period in 2016. This increase from the fourth quarter of 2016 was driven by a $74.3 million increase in securities available for sale and a $55.1 million increase in loans.

Net interest income was $68.5 million for the first quarter of 2017, up $3.9 million from the first quarter of 2016. FTE net interest margin was 3.46% for the three months ended March 31, 2017, down from 3.47% for the first quarter of 2016. Interest income for the first quarter of 2017 was up $4.5 million from the first quarter of 2016 primarily due to 7.4% increase in average interest earning assets. Interest expense for the first quarter of 2017 was up $0.6 million from the same period in 2016 and resulted primarily from increased interest rates and the average balance of interest bearing liabilities.

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

Three months ended
	March 31, 2017			December 31, 2016			March 31, 2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$14,342	$47	1.33%	$14,190	$23	0.64%	$13,639	$21	0.63%
Securities available for sale (1)	1,352,219	7,121	2.14%	1,277,931	6,164	1.92%	1,188,437	6,090	2.06%
Securities held to maturity (1)	520,283	3,408	2.66%	492,415	3,144	2.54%	465,916	2,870	2.48%
Investment in FRB and FHLB Banks	46,326	572	5.01%	39,448	604	6.09%	33,470	428	5.14%
Loans (2)	6,211,058	64,227	4.19%	6,155,985	64,095	4.14%	5,884,073	61,401	4.20%
Total interest earning assets	8,144,228	$75,375	3.75%	7,979,969	$74,030	3.69%	7,585,535	$70,810	3.75%
Other assets	748,476			760,563			699,194
Total assets	$8,892,704			$8,740,532			$8,284,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Money market deposit accounts	$1,688,060	$894	0.21%	$1,674,119	$880	0.21%	$1,653,930	$912	0.22%
NOW deposit accounts	1,143,231	183	0.06%	1,130,578	146	0.05%	1,051,959	132	0.05%
Savings deposits	1,176,224	157	0.05%	1,145,352	161	0.06%	1,105,480	158	0.06%
Time deposits	847,410	2,240	1.07%	890,506	2,370	1.06%	921,754	2,395	1.04%
Total interest bearing deposits	$4,854,925	$3,474	0.29%	$4,840,555	$3,557	0.29%	$4,733,123	$3,597	0.31%
Short-term borrowings	657,442	1,139	0.70%	523,708	641	0.49%	369,443	328	0.36%
Long-term debt	104,048	606	2.36%	109,656	779	2.83%	130,420	619	2.46%
Junior subordinated debt	101,196	726	2.91%	101,196	707	2.78%	101,196	833	2.57%
Total interest bearing liabilities	$5,717,611	$5,945	0.42%	$5,575,115	$5,684	0.41%	$5,334,182	$5,377	0.41%
Demand deposits	2,159,893			2,136,310			1,970,315
Other liabilities	95,153			115,258			99,921
Stockholders’ equity	920,047			913,849			880,311
Total liabilities and stockholders’ equity	$8,892,704			$8,740,532			$8,284,729
Net interest income (FTE)		69,430			68,346			65,433
Interest rate spread			3.33%			3.29%			3.34%
Net interest margin			3.46%			3.41%			3.47%
Taxable equivalent adjustment		939			921			856
Net interest income		$68,491			$67,425			$64,577

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

Three months ended March 31,
	Increase (Decrease) 2017 over 2016
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$1	$25	$26
Securities available for sale	816	215	1,031
Securities held to maturity	333	205	538
Investment in FRB and FHLB Banks	156	(12)	144
Loans	2,879	(53)	2,826
Total interest income	4,185	380	4,565

Money market deposit accounts	15	(33)	(18)
NOW deposit accounts	12	39	51
Savings deposits	9	(10)	(1)
Time deposits	(209)	54	(155)
Short-term borrowings	360	451	811
Junior subordinated debt	-	107	107
Long-term debt	(162)	(65)	(227)
Total interest expense	25	543	568

Change in FTE net interest income	$4,160	$(163)	$3,997

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended March 31,
	2017	2016
(In thousands)
Insurance and other financial services revenue	$6,770	$6,946
Service charges on deposit accounts	3,977	3,939
ATM and debit card fees	4,950	4,583
Retirement plan administration fees	4,172	3,754
Trust	4,532	4,376
Bank owned life insurance	1,411	1,291
Net securities gains	-	29
Other	2,938	3,449
Total noninterest income	$28,750	$28,367

Noninterest income for the three months ended March 31, 2017 was $28.8 million, up $0.7 million from the prior quarter and up $0.4 million, or 1.4%, from the fourth quarter of 2016. The increase from the fourth quarter of 2016 was driven primarily by a $1.1 million seasonal increase in insurance and other financial services revenue. This was partially offset by a $0.5 million decrease in other non-interest income due to an equity securities impairment write-down of $1.3 million, which was offset by an equity investment gain of $0.8 million. Retirement plan administration fees were up $0.4 million, or 11.1%, for the first quarter of 2017 as compared to the first quarter of 2016 due primarily to the 2016 third quarter asset acquisition of Actuarial Designs & Solutions, Inc. ATM and debit card fees are up $0.4 million from the first quarter of 2016 due to increased accounts and card usage.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2017	2016
(In thousands)
Salaries and employee benefits	$33,587	$32,441
Occupancy	6,170	5,491
Data processing and communications	4,198	4,050
Professional fees and outside services	3,032	3,231
Equipment	3,698	3,460
Office supplies and postage	1,608	1,547
FDIC expenses	1,178	1,258
Advertising	390	504
Amortization of intangible assets	967	1,096
Loan collection and other real estate owned	1,279	705
Other	5,175	4,441
Total noninterest expense	$61,282	$58,224

Noninterest expense for the three months ended March 31, 2017 was $61.3 million, up $3.6 million or 6.3%, from the prior quarter and up $3.1 million, or 5.3%, from the first quarter of 2016. The increase from the prior quarter was due primarily to a $2.0 million increase in salaries and benefits due primarily to higher stock-based compensation and employee benefit expenses. Occupancy expense increased from the prior quarter by $1.0 million due to seasonal expenses. In addition, other noninterest expense increased $1.2 million from the previous quarter due to a $1.4 million favorable accrual adjustment recorded in the fourth quarter of 2016. Salaries and employee benefits increased $1.1 million, or 3.5%, from the first quarter of 2016 to the first quarter of 2017 due primarily to the merit pay increases and higher stock-based compensation expense.

Income Taxes

During the first quarter of 2017, NBT adopted new accounting guidance for equity-based transactions requiring that all excess tax benefits and tax deficiencies associated with equity-based compensation be recognized as an income tax benefit or expense in the income statement. Previously, tax effects resulting from changes in NBT’s share price subsequent to the grant date were recorded through stockholders’ equity at the time of vesting or exercise. The adoption of the accounting guidance resulted in a $1.5 million income tax benefit in the first quarter of 2017, or $0.03 of diluted earnings per share.

Income tax expense for the three months ended March 31, 2017 was $8.3 million, down $1.8 million, or 17.8% from the prior quarter and down $1.4 million, or 14.7%, from the first quarter of 2016. The effective tax rate of 29.0% for the first quarter of 2017 was down from 34.0% for the prior quarter and first quarter of 2016 primarily due to the $1.5 million income tax benefit related to the adoption of new accounting guidance in the first quarter of 2017. Excluding the tax benefit of the new accounting guidance the effective tax rate was 34.3% for the first quarter of 2017.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $17.9 million, or 1.0%, from December 31, 2016 to March 31, 2017. The securities portfolio represents 21.2% of total assets as of March 31, 2017 and December 31, 2016.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

(In thousands)	March 31, 2017	December 31, 2016
Mortgage-backed securities:
With maturities 15 years or less	30%	28%
With maturities greater than 15 years	5%	5%
Collateral mortgage obligations	41%	42%
Municipal securities	14%	14%
US agency notes	9%	10%
Other	1%	1%
Total	100%	100%

The Company’s mortgage backed securities, U.S. agency notes and collateralized mortgage obligations are all “prime/conforming” and are guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks, or Ginnie Mae (“GNMA”).  GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Refer to Note 3 to the Company’s unaudited interim consolidated financial statements included in this Form 10-Q for information related to other-than-temporary impairment considerations.

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	March 31, 2017	December 31, 2016
Residential real estate mortgages	$1,275,774	$1,262,614
Commercial	1,284,464	1,242,701
Commercial real estate mortgages	1,540,472	1,543,301
Consumer	1,669,369	1,641,657
Home equity	502,224	507,784
Total loans	$6,272,303	$6,198,057

Total loans increased by $74.2 million, or 1.2%, at March 31, 2017 from December 31, 2016, or 4.9% annualized during the three months ended March 31, 2017. Loan growth in the first three months of 2017 resulted from growth in the commercial, residential and consumer portfolios. Total loans represent approximately 70.1% of assets as of March 31, 2017, as compared to 69.9% as of December 31, 2016.

Allowance for Loan Losses, Provision for Loan Losses, and Nonperforming Assets

The allowance for loan losses is maintained at a level estimated by management to provide appropriately for risk of probable incurred losses inherent in the current loan portfolio. The adequacy of the allowance for loan losses is continuously monitored using a methodology designed to ensure that the level of the allowance reasonably reflects the loan portfolio’s risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable incurred credit losses inherent in the current loan portfolio.

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

After a thorough consideration and validation of the factors discussed above, required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses. These are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. Management considers the allowance for loan losses to be appropriate based on evaluation and analysis of the loan portfolio.

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

	Three months ended
(Dollars in thousands)	March 31, 2017		March 31, 2016
Balance, beginning of period	$65,200		$63,018
Recoveries	1,515		1,761
Charge-offs	(8,394)		(6,559)
Net charge-offs	(6,879)		(4,798)
Provision for loan losses	7,379		6,098
Balance, end of period	$65,700		$64,318

Composition of Net Charge-offs
Commercial and agricultural	$(847)	12%	$328	(7)%
Real estate mortgage	(565)	8%	(687)	14%
Consumer	(5,467)	80%	(4,439)	93%
Net charge-offs	$(6,879)	100%	$(4,798)	100%
Annualized net charge-offs to average loans	0.45%		0.33%

Net charge-offs were $6.9 million for the three months ended March 31, 2017, down from $8.6 million for the prior quarter and up from $4.8 million for the first quarter of 2016. Provision expense was $7.4 million for the three months ended March 31, 2017, as compared with $8.2 million for the prior quarter and $6.1 million for the first quarter of 2016. Annualized net charge-offs to average loans for the first quarter of 2017 was 0.45%, compared with 0.56% for the fourth quarter of 2016 and 0.33% for the first quarter of 2016.

The allowance for loan losses totaled $65.7 million at March 31, 2017, compared to $65.2 million at December 31, 2016 and $64.3 million at March 31, 2016.

Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing, restructured loans, other real estate owned (“OREO”) and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. In the third quarter of 2016 the threshold for evaluating classified and nonperforming loans specifically evaluated for impairment was increased from $0.5 million to $0.8 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.  Nonperforming securities, which include securities which management believes are other-than-temporarily impaired, are carried at their estimated fair value and are not accruing interest.

(Dollars in thousands)	March 31, 2017		December 31, 2016
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$14,719	45%	$19,351	54%
Real estate mortgages	9,498	29%	8,027	23%
Consumer	4,573	14%	4,653	13%
Troubled debt restructured loans	3,884	12%	3,681	10%
Total nonaccrual loans	32,674	100%	35,712	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	0%	-	0%
Real estate mortgages	-	0%	1,733	36%
Consumer	2,392	100%	3,077	64%
Total loans 90 days or more past due and still accruing	2,392	100%	4,810	100%

Total nonperforming loans	35,066		40,522
OREO	6,940		5,581
Total nonperforming assets	$42,006		$46,103
Total nonperforming loans to total loans	0.56%		0.65%
Total nonperforming assets to total assets	0.47%		0.52%
Allowance for loan losses to total nonperforming loans	187.36%		160.90%

Nonperforming loans to total loans was 0.56% at March 31, 2017, down 9 bps from December 31, 2016 and down 13 bps from March 31, 2016. Past due loans as a percentage of total loans was 0.54% at March 31, 2017, down from 0.64% at December 31, 2016. For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to the acquisition, or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans. As of March 31, 2017, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.13% and 213.71%, respectively. As of December 31, 2016, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.13% and 186.82%, respectively.

In addition to nonperforming loans, the Company has also identified approximately $81.0 million in potential problem loans at March 31, 2017 as compared to $70.0 million at December 31, 2016. At March 31, 2017, potential problem loans primarily consisted of commercial real estate, commercial and agricultural loans. Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms, which may result in classification of such loans as nonperforming at some time in the future.  Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses.

Deposits

Total deposits were $7.2 billion at March 31, 2017, up $211.4 million, or 3.0%, from December 31, 2016. Total average deposits increased $311.4 million, or 4.6%, for the three months ended March 31, 2017, as compared to the same period last year driven primarily by growth in non-interest bearing demand deposits of $190.0 million, or 9.6%, combined with a $121.8 million, or 2.6%, increase in interest bearing deposits due to growth in money market deposit accounts, NOW accounts and savings accounts.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings, long-term debt and junior subordinated debt. Short-term borrowings totaled $540.2 million at March 31, 2017 compared to $681.7 million at December 31, 2016. Long-term debt was $104.0 million at March 31, 2017 compared to $104.1 million at December 31, 2016. Junior subordinated debt was $101.2 million at March 31, 2017 and December 31, 2016.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders’ equity of $926.8 million represented 10.36% of total assets at March 31, 2017 compared with $913.3 million, or 10.30% as of December 31, 2016. The increase in stockholders’ equity resulted primarily from net income of $20.3 million for the three months ending March 31, 2017, partially offset by dividends paid of $10.0 million during the period.

The Company did not purchase shares of its common stock during the three months ended March 31, 2017. As of March 31, 2017, there were 1,000,000 shares available for repurchase under a plan authorized on March 28, 2016, which expires on December 31, 2017.

The Board of Directors considers the Company’s earnings position and earnings potential when making dividend decisions. The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2017 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	March 31, 2017	December 31, 2016
Tier 1 leverage ratio	9.08%	9.11%
Common equity tier 1 capital ratio	10.02%	9.98%
Tier 1 capital ratio	11.40%	11.42%
Total risk-based capital ratio	12.40%	12.39%
Cash dividends as a percentage of net income	49.41%	50.00%
Per common share:
Book value	$21.34	$21.11
Tangible book value (1)	$14.88	$14.61

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.

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

In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while minimizing net interest margin compression.  At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin.  The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long- and short-term interest rates. Increases in short-term interest rates in December 2016 and March 2017 helped drive a modest expansion of the net interest margin in Q1 2017, as the increases had little impact on deposit pricing.  Future increases in short-term rates could result in deposits re-pricing higher, which, coupled with a flatter yield curve, would put pressure on the net interest margin.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2017 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(3.01%)
-100	(2.94%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. Basic Surplus is calculated by subtracting short-term liabilities from liquid assets. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At March 31, 2017, the Company’s Basic Surplus measurement was 14.2% of total assets or approximately $1.3 billion as compared to the December 31, 2016 Basic Surplus of 13.6% or $1.2 billion and was above the Company’s minimum of 5% or $0.4 billion set forth in its liquidity policies.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2017, approximately $77.2 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At March 31, 2017 and December 31, 2016, FHLB advances outstanding totaled approximately $549 million and $598 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.0 billion at March 31, 2017 and $0.8 billion at December 31, 2016. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $558 million at March 31, 2017, or used to collateralize other borrowings, such as repurchase agreements. At March 31, 2017 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.8 billion.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	CONTROLS AND PROCEDURES

The  Company’s  management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company’s  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective.

There  were  no changes made in the Company’s internal control over financial  reporting  that  occurred  during  the  Company’s  most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company’s 2016 Annual Report on Form 10-K.

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A of our 2016 Annual Report on Form 10-K.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	None

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

None

Item 5 – OTHER INFORMATION

On May 9, 2017, the Company, the Bank and John H. Watt Jr., President and Chief Executive Officer of the Company and the Bank, entered into a Split-Dollar Agreement (the “Agreement”) for the benefit of Mr. Watt. Pursuant to the Agreement, Mr. Watt shall be the direct beneficiary of death proceeds equal to the lesser of (i) the difference in the death benefit payable by the insurance carrier and the cash surrender value of the Policy (the “Net Amount at Risk”) and (ii) the following:

Year of Death	Employee’s Interest

2017-2018	$3,000,000

2019-2020	$2,225,000

2021-2022	$1,375,000

2023 and thereafter	$500,000.

If Mr. Watt is a member of the Board of Directors of the Company or the Bank but no longer an employee of the Company or the Bank at the time of his death, he shall be the direct beneficiary of death proceeds equal to the lesser of (i) $500,000 and (ii) the Net Amount at Risk. During Mr. Watt’s lifetime, the Agreement may be terminated at any time by written instrument signed by the Company, the Bank and Mr. Watt, or by the Company and the Bank unilaterally at any time after Mr. Watt has ceased to be both the President and Chief Executive Officer and a member of the Board of Directors of the Company and the Bank, other than by reason of his disability. Pursuant to the terms of the Agreement, the Bank will pay the premiums on the related policy and will be the sole owner of the policy. The economic benefit of the Agreement to Mr. Watt will be imputed to him on an annual basis.

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text of Agreement, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

Item 6 – EXHIBITS

3.1
Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to Registrant’s Form 10-Q, filed on August 10, 2015, and incorporated herein by reference).

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

10.1	Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and John H. Watt Jr. dated May 9, 2017.*

31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of May 2017.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to Registrant’s Form 10-Q, filed on August 10, 2015, and incorporated herein by reference).

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

10.1	Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and John H. Watt Jr. dated May 9, 2017.*

31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.