Form 10-Q
period 2017-06-30
NBT BANCORP INC
filed 2017-08-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

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
Yes ☐  No ☒

As of July 31, 2017, there were 43,510,687 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended June 30, 2017

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30,	December 31,
	2017	2016
(In thousands, except share and per share data)
Assets
Cash and due from banks	$155,236	$147,789
Short-term interest bearing accounts	8,694	1,392
Securities available for sale, at fair value	1,365,521	1,338,290
Securities held to maturity (fair value $516,656 and $525,050, respectively)	515,628	527,948
Trading securities	10,406	9,259
Federal Reserve and Federal Home Loan Bank stock	53,040	47,033
Loans	6,367,911	6,198,057
Less allowance for loan losses	66,600	65,200
Net loans	6,301,311	6,132,857
Premises and equipment, net	82,185	84,187
Goodwill	268,043	265,439
Intangible assets, net	16,904	15,815
Bank owned life insurance	170,641	168,012
Other assets	128,809	129,247
Total assets	$9,076,418	$8,867,268

Liabilities
Demand (noninterest bearing)	$2,220,256	$2,195,845
Savings, negotiable order withdrawal and money market	3,962,579	3,905,432
Time	832,449	872,411
Total deposits	7,015,284	6,973,688
Short-term borrowings	831,185	681,703
Long-term debt	88,958	104,087
Junior subordinated debt	101,196	101,196
Other liabilities	99,434	93,278
Total liabilities	8,136,057	7,953,952

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at June 30, 2017 and December 31, 2016; issued 49,651,493 at June 30, 2017 and December 31, 2016	497	497
Additional paid-in-capital	573,109	575,078
Retained earnings	523,260	501,761
Accumulated other comprehensive loss	(17,891)	(21,520)
Common stock in treasury, at cost, 6,141,431 and 6,393,743 shares at June 30, 2017 and December 31, 2016, respectively	(138,614)	(142,500)
Total stockholders’ equity	940,361	913,316
Total liabilities and stockholders’ equity	$9,076,418	$8,867,268

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$65,286	$62,449	$129,313	$123,679
Securities available for sale	7,218	5,976	14,227	11,963
Securities held to maturity	2,736	2,496	5,517	4,784
Other	654	454	1,273	903
Total interest, fee and dividend income	75,894	71,375	150,330	141,329
Interest expense
Deposits	3,536	3,605	7,010	7,202
Short-term borrowings	1,366	579	2,505	907
Long-term debt	599	773	1,205	1,606
Junior subordinated debt	772	641	1,498	1,260
Total interest expense	6,273	5,598	12,218	10,975
Net interest income	69,621	65,777	138,112	130,354
Provision for loan losses	7,567	4,780	14,946	10,878
Net interest income after provision for loan losses	62,054	60,997	123,166	119,476
Noninterest income
Insurance and other financial services revenue	5,621	5,625	12,391	12,571
Service charges on deposit accounts	4,161	4,166	8,138	8,105
ATM and debit card fees	5,518	4,934	10,468	9,517
Retirement plan administration fees	5,437	4,054	9,609	7,808
Trust	5,161	4,937	9,693	9,313
Bank owned life insurance	1,218	1,271	2,629	2,562
Net securities gains	2	1	2	30
Other	3,186	4,626	6,124	8,075
Total noninterest income	30,304	29,614	59,054	57,981
Noninterest expense
Salaries and employee benefits	32,754	32,931	66,341	65,372
Occupancy	5,184	5,254	11,354	10,745
Data processing and communications	4,229	4,121	8,427	8,171
Professional fees and outside services	3,609	3,331	6,641	6,562
Equipment	3,793	3,547	7,491	7,007
Office supplies and postage	1,640	1,676	3,248	3,223
FDIC expenses	1,136	1,293	2,314	2,551
Advertising	656	595	1,046	1,099
Amortization of intangible assets	1,039	928	2,006	2,024
Loan collection and other real estate owned, net	664	845	1,943	1,550
Other	5,617	5,924	10,792	10,365
Total noninterest expense	60,321	60,445	121,603	118,669
Income before income tax expense	32,037	30,166	60,617	58,788
Income tax expense	10,678	10,257	18,979	19,988
Net income	$21,359	$19,909	$41,638	$38,800
Earnings per share
Basic	$0.49	$0.46	$0.96	$0.90
Diluted	$0.49	$0.46	$0.95	$0.89

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
(In thousands)
Net income	$21,359	$19,909	$41,638	$38,800
Other comprehensive income, net of tax:
Unrealized net holding gains arising during the period (pre-tax amounts of $2,528, $3,730, $3,364 and $16,941)	1,562	2,278	2,059	10,350
Reclassification adjustment for net (gains) related to securities available for sale included in net income (pre-tax amounts of $2, $1, $2 and $30)	(1)	-	(1)	(19)
Reclassification adjustment for an impairment write-down of equity security (pre-tax amounts of $-, $-, $1,312 and $-)	-	-	811	-
Unrealized loss on derivatives (cash flow hedges) (pre-tax amounts of $(434), $(62), $(104) and $(62))	(268)	(38)	(64)	(38)
Amortization of unrealized net gains related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $225, $280, $463 and $576)	139	171	286	352
Pension and other benefits:
Amortization of prior service cost and actuarial loss (pre-tax amounts of $435, $513, $870 and $1,024)	269	313	538	626
Total other comprehensive income	1,701	2,724	3,629	11,271
Comprehensive income	$23,060	$22,633	$45,267	$50,071

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2015	$497	$576,726	$462,232	$(22,418)	$(135,033)	$882,004
Net income	-	-	38,800	-	-	38,800
Cash dividends - $0.44 per share	-	-	(18,958)	-	-	(18,958)
Purchase of 675,535 treasury shares	-	-	-	-	(17,193)	(17,193)
Net issuance of 237,824 shares to employee benefit plans and other stock plans, including tax benefit	-	(5,945)	-	-	4,088	(1,857)
Stock-based compensation	-	2,286	-	-	-	2,286
Other comprehensive income	-	-	-	11,271	-	11,271
Balance at June 30, 2016	$497	$573,067	$482,074	$(11,147)	$(148,138)	$896,353

Balance at December 31, 2016	$497	$575,078	$501,761	$(21,520)	$(142,500)	$913,316
Net income	-	-	41,638	-	-	41,638
Cash dividends - $0.46 per share	-	-	(20,044)	-	-	(20,044)
Net issuance of 252,312 shares to employee benefit plans and other stock plans, including tax benefit	-	(4,702)	-	-	3,886	(816)
Stock-based compensation	-	2,733	(95)	-	-	2,638
Other comprehensive income	-	-	-	3,629	-	3,629
Balance at June 30, 2017	$497	$573,109	$523,260	$(17,891)	$(138,614)	$940,361

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Six months ended June 30,
	2017	2016
(In thousands)
Operating activities
Net income	$41,638	$38,800
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	14,946	10,878
Depreciation and amortization of premises and equipment	4,488	4,511
Net accretion on securities	2,430	1,816
Amortization of intangible assets	2,006	2,024
Excess tax benefit on stock-based compensation	1,526	-
Stock-based compensation	2,638	2,286
Bank owned life insurance income	(2,629)	(2,562)
Trading security purchases	(1,293)	(270)
Losses on trading securities	145	56
Proceeds from sales of loans held for sale	60,650	44,598
Originations and purchases of loans held for sale	(62,163)	(47,298)
Net gains on sales of loans held for sale	(223)	(227)
Net security (gains)	(2)	(30)
Net (gain) on sales of other real estate owned	(704)	(528)
Impairment write-down	1,312	-
Net (increase) in other assets	(3,261)	(6,890)
Net increase in other liabilities	4,405	2,892
Net cash provided by operating activities	65,909	50,056
Investing activities
Net cash used in acquisitions	(4,000)	-
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	136,898	161,017
Purchases	(162,723)	(238,610)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	52,883	41,440
Proceeds from sales	764	-
Purchases	(41,334)	(70,065)
Other:
Net increase in loans	(186,546)	(164,269)
Proceeds from Federal Home Loan Bank stock redemption	112,841	64,194
Purchases of Federal Reserve and Federal Home Loan Bank stock	(118,848)	(72,781)
Proceeds from settlement of bank owned life insurance	-	1,457
Purchase of bank owned life insurance	-	(45,000)
Purchases of premises and equipment, net	(2,604)	(2,083)
Proceeds from the sales of other real estate owned	6,420	4,583
Net cash used in investing activities	(206,249)	(320,117)
Financing activities
Net increase in deposits	41,596	135,573
Net increase in short-term borrowings	149,482	223,943
Repayments of long-term debt	(15,129)	(20,141)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	2,007	986
Cash paid by employer for tax-withholdings on stock issuance	(2,823)	(2,843)
Purchase of treasury stock	-	(17,193)
Cash dividends	(20,044)	(18,958)
Net cash provided by financing activities	155,089	301,367
Net increase in cash and cash equivalents	14,749	31,306
Cash and cash equivalents at beginning of period	149,181	140,297
Cash and cash equivalents at end of period	$163,930	$171,603

Supplemental disclosure of cash flow information	Six months ended June 30,
Cash paid during the period for:	2017	2016
Interest	$12,404	$10,926
Income taxes paid	12,886	20,809
Noncash investing activities:
Loans transferred to other real estate owned	$4,882	$1,608
Acquisitions:
Fair value of assets acquired	$3,096	$-

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

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

The Company’s business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking and financial services to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont and the greater Portland, Maine area. The Company has been and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial and municipal customers.

2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

3.	Securities

The amortized cost, estimated fair value and unrealized gains and losses of available for sale ("AFS") securities are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
June 30, 2017
Federal agency	$159,999	$46	$525	$159,520
State & municipal	44,023	136	139	44,020
Mortgage-backed:
Government-sponsored enterprises	544,616	3,503	1,414	546,705
U.S. government agency securities	17,167	406	217	17,356
Collateralized mortgage obligations:
Government-sponsored enterprises	528,561	622	5,551	523,632
U.S. government agency securities	55,713	191	628	55,276
Other securities	13,537	5,614	139	19,012
Total securities AFS	$1,363,616	$10,518	$8,613	$1,365,521
December 31, 2016
Federal agency	$175,135	$78	$805	$174,408
State & municipal	47,053	153	480	46,726
Mortgage-backed:
Government-sponsored enterprises	513,814	3,345	2,492	514,667
U.S. government agency securities	14,955	411	189	15,177
Collateralized mortgage obligations:
Government-sponsored enterprises	513,431	532	7,688	506,275
U.S. government agency securities	60,822	184	708	60,298
Other securities	15,849	6,394	1,504	20,739
Total securities AFS	$1,341,059	$11,097	$13,866	$1,338,290

The amortized cost, estimated fair value and unrealized gains and losses of held to maturity ("HTM") securities are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
June 30, 2017
Mortgage-backed:
Government-sponsored enterprises	$102,651	$61	$878	$101,834
U.S. government agency securities	474	69	-	543
Collateralized mortgage obligations:
Government-sponsored enterprises	205,806	1,280	1,068	206,018
State & municipal	206,697	2,097	533	208,261
Total securities HTM	$515,628	$3,507	$2,479	$516,656
December 31, 2016
Mortgage-backed:
Government-sponsored enterprises	$96,668	$-	$1,176	$95,492
U.S. government agency securities	533	87	-	620
Collateralized mortgage obligations:
Government-sponsored enterprises	225,213	1,060	1,508	224,765
State & municipal	205,534	434	1,795	204,173
Total securities HTM	$527,948	$1,581	$4,479	$525,050

Securities with amortized costs totaling $1.5 billion at June 30, 2017 and December 31, 2016 were pledged to secure public deposits and for other purposes required or permitted by law.  At June 30, 2017 and December 31, 2016, securities with an amortized cost of $234.4 million and $235.6 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to investment securities with unrealized losses segregated according to the length of time the securities had been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

June 30, 2017
AFS securities:
Federal agency	$109,778	$(525)	9	$-	$-	-	$109,778	$(525)	9
State & municipal	23,771	(120)	36	1,052	(19)	1	24,823	(139)	37
Mortgage-backed	210,648	(1,618)	46	963	(13)	4	211,611	(1,631)	50
Collateralized mortgage obligations	452,830	(6,091)	61	6,347	(88)	2	459,177	(6,179)	63
Other securities	1,990	(10)	1	2,976	(129)	1	4,966	(139)	2
Total securities with unrealized losses	$799,017	$(8,364)	153	$11,338	$(249)	8	$810,355	$(8,613)	161

HTM securities:
Mortgage-backed	$52,892	$(878)	4	$-	$-	-	$52,892	$(878)	4
Collateralized mortgage obligations	40,458	(148)	6	32,969	(920)	4	73,427	(1,068)	10
State & municipal	24,400	(397)	36	2,688	(136)	5	27,088	(533)	41
Total securities with unrealized losses	$117,750	$(1,423)	46	$35,657	$(1,056)	9	$153,407	$(2,479)	55

December 31, 2016
AFS securities:
Federal agency	$119,363	$(805)	10	$-	$-	-	$119,363	$(805)	10
State & municipal	31,873	(478)	55	483	(2)	1	32,356	(480)	56
Mortgage-backed	277,524	(2,668)	49	985	(13)	4	278,509	(2,681)	53
Collateralized mortgage obligations	473,746	(8,396)	57	-	-	-	473,746	(8,396)	57
Other securities	-	-	-	4,363	(1,504)	2	4,363	(1,504)	2
Total securities with unrealized losses	$902,506	$(12,347)	171	$5,831	$(1,519)	7	$908,337	$(13,866)	178

HTM securities:
Mortgage-backed	$95,492	$(1,176)	5	$-	$-	-	$95,492	$(1,176)	5
Collateralized mortgage obligations	108,587	(319)	12	35,209	(1,189)	4	143,796	(1,508)	16
State & municipal	81,984	(1,795)	155	-	-	-	81,984	(1,795)	155
Total securities with unrealized losses	$286,063	$(3,290)	172	$35,209	$(1,189)	4	$321,272	$(4,479)	176

Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses or in other comprehensive income. Depending on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment ("OTTI") shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes.

In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the historical and implied volatility of the fair value of the security.

Management has the intent to hold the securities classified as HTM until they mature, at which time it is believed the Company will receive full value for the securities. The unrealized losses on HTM debt securities are due to increases in market interest rates over yields at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities. The fair value is expected to recover as the bond approaches their maturity date or repricing date or if market yields for such investments decline.

Management also has the intent to hold and will not be required to sell, the securities classified as AFS for a period of time sufficient for a recovery of cost, which may be until maturity. The unrealized losses on AFS debt securities are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities. For AFS debt and equity securities, OTTI losses are recognized in earnings if the Company intends to sell the security. In other cases the Company considers the relevant factors noted above, as well as the Company's intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence exists to support a realizable value equal to or greater than the cost basis. Any impairment loss on an equity security is equal to the full difference between the cost basis and the fair value of the security.

As of June 30, 2017 and December 31, 2016, management believes the impairments detailed in the table above are temporary. There were no impairments realized in the three months ended June 30, 2017. For the six months ended June 30, 2017, $1.3 million of an OTTI loss on an AFS equity investment was realized in the Company's unaudited interim consolidated statements of income. There were no OTTI losses realized in the Company's unaudited interim consolidated statements of income for the three and six month periods ended June 30, 2016.

During the three and six months ended June 30, 2017, the Company sold HTM securities with an amortized cost of $0.8 million and an unrealized loss of $2 thousand. Due to significant deterioration in the creditworthiness of the issuers of the HTM securities, the circumstances caused the Company to change its intent to hold the HTM securities sold to maturity, which did not affect the Company's intent to hold the remainder of the HTM portfolio to maturity. There were no sales of HTM securities in the three or six month periods ended June 30, 2016.

The following tables set forth information with regard to contractual maturities of debt securities at June 30, 2017:

(In thousands)	Amortized cost	Estimated fair value
AFS debt securities:
Within one year	$63,613	$63,631
From one to five years	136,121	136,321
From five to ten years	163,507	164,061
After ten years	986,838	982,496
	$1,350,079	$1,346,509
HTM debt securities:
Within one year	$34,486	$34,493
From one to five years	38,026	38,392
From five to ten years	122,400	123,545
After ten years	320,716	320,226
	$515,628	$516,656

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2017 and December 31, 2016.

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
Home Equity
Direct
Residential Real Estate Mortgages

Commercial Loans

The Company offers a variety of commercial loan products including commercial (non-real estate), commercial real estate, agricultural, agricultural real estate and business banking loans. The Company’s underwriting analysis for commercial loans typically includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows.

Commercial – The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment or other assets owned by the borrower. These loans typically carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable, which are generally less liquid than real estate. To reduce the risk, management also attempts to secure real estate as collateral and obtain personal guarantees of the borrowers.

Commercial Real Estate – The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property, which generally consist of real estate with completed structures. These commercial real estate loans are secured by liens on the real estate, which may include both owner occupied and non-owner-occupied properties, such as apartments, commercial structures, housing businesses, health care facilities and other facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings. The Company's underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition and a detailed analysis of the borrower's underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property.

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

Agricultural Real Estate – The Company offers real estate loans to our agricultural customers to finance farm related real estate purchases, refinancings, expansions and improvements to agricultural properties. Agricultural real estate loans are made to finance the purchase and improvements of farm properties that generally consist of barns, production facilities and land. The agricultural real estate loans are secured by liens on the farm real estate. Because they are secured by land and buildings, these loans may be less risky than agricultural loans. The Company's underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition and a detailed analysis of the borrower's underlying cash flows. These loans are typically originated in amounts of no more than 75% of the appraised value of the property. Government loan guarantees may be obtained to provide further support.

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

Indirect – The Company maintains relationships with many dealers primarily in the communities that we serve. Through these relationships, the Company primarily finances the purchases of automobiles and recreational vehicles (such as campers, boats, etc.) indirectly through dealer relationships. Approximately 70% of the indirect relationships represent automobile financing. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed.  As of June 30, 2017 and December 31, 2016, respectively, the consumer loan portfolio includes $398.7 million and $374.9 million of unsecured consumer loans across a national footprint originated through our relationship with a leading national technology-driven consumer lending company. Advances of credit through this specialty lending business line are to prime borrowers and are subject to the Company's underwriting standards.

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

Residential Real Estate Mortgages

Residential real estate loans consist primarily of loans secured by first or second deeds of trust on primary residences. We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area. When market conditions are favorable, for longer term, fixed-rate residential mortgages without escrow, the Company retains the servicing, but sells the right to receive principal and interest to Freddie Mac. This practice allows the Company to manage interest rate, liquidity risk and credit risk. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower) or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period.

Allowance for Loan Loss Calculation

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectability of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans, estimates of the Company’s exposure to credit loss reflect a current assessment of a number of factors, which could affect collectability. These factors include:  past loss experience, size, trend, composition and nature of loans;  changes in lending policies and procedures, including underwriting standards and collection,  charge-offs  and  recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability and depth of lending management and staff.

In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make loan grade changes as well as recognize additions to the allowance based on their examinations.

After a thorough consideration of the factors discussed above, any required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses. These charges are necessary to maintain the allowance at a level that management believes is reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions and reductions of the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments:

Three months ended June 30, (In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of March 31, 2017	$24,727	$34,769	$6,204	$-	$65,700
Charge-offs	(1,123)	(6,261)	(698)	-	(8,082)
Recoveries	206	1,199	10	-	1,415
Provision	618	5,816	1,133	-	7,567
Ending Balance as of June 30, 2017	$24,428	$35,523	$6,649	$-	$66,600

Balance as of March 31, 2016	$25,299	$31,035	$7,984	$-	$64,318
Charge-offs	(649)	(4,950)	(268)	-	(5,867)
Recoveries	339	907	91	-	1,337
Provision	233	4,479	68	-	4,780
Ending Balance as of June 30, 2016	$25,222	$31,471	$7,875	$-	$64,568

Six months ended June 30,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2016	$25,444	$33,375	$6,381	$-	$65,200
Charge-offs	(2,417)	(12,763)	(1,296)	-	(16,476)
Recoveries	653	2,234	43	-	2,930
Provision	748	12,677	1,521	-	14,946
Ending Balance as of June 30, 2017	$24,428	$35,523	$6,649	$-	$66,600

Balance as of December 31, 2015	$25,545	$29,253	$7,960	$260	$63,018
Charge-offs	(1,086)	(10,363)	(977)	-	(12,426)
Recoveries	1,104	1,881	113	-	3,098
Provision	(341)	10,700	779	(260)	10,878
Ending Balance as of June 30, 2016	$25,222	$31,471	$7,875	$-	$64,568

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loan. There was no allowance for loan losses for the acquired loan portfolio as of June 30, 2017 and $0.8 million as of June 30, 2016. Net charge-offs related to acquired loans totaled approximately $0.3 million and $0.1 million during the three months ended June 30, 2017 and 2016, respectively and approximately $0.7 million and $0.4 million during the six months ended June 30, 2017 and 2016, respectively and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments:

As of June 30, 2017 (In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Total
Allowance for loan losses	$24,428	$35,523	$6,649	$66,600
Allowance for loans individually evaluated for impairment	461	-	-	461
Allowance for loans collectively evaluated for impairment	$23,967	$35,523	$6,649	$66,139
Ending balance of loans	$2,906,314	$2,185,790	$1,275,807	$6,367,911
Ending balance of originated loans individually evaluated for impairment	9,321	8,214	6,429	23,964
Ending balance of acquired loans collectively evaluated for impairment	222,519	52,539	186,214	461,272
Ending balance of originated loans collectively evaluated for impairment	$2,674,474	$2,125,037	$1,083,164	$5,882,675

As of December 31, 2016
Allowance for loan losses	$25,444	$33,375	$6,381	$65,200
Allowance for loans individually evaluated for impairment	1,517	-	-	1,517
Allowance for loans collectively evaluated for impairment	$23,927	$33,375	$6,381	$63,683
Ending balance of loans	$2,786,002	$2,149,441	$1,262,614	$6,198,057
Ending balance of originated loans individually evaluated for impairment	13,070	8,488	6,111	27,669
Ending balance of acquired loans individually evaluated for impairment	1,205	-	-	1,205
Ending balance of acquired loans collectively evaluated for impairment	236,413	63,005	199,471	498,889
Ending balance of originated loans collectively evaluated for impairment	$2,535,314	$2,077,948	$1,057,032	$5,670,294

Credit Quality of Loans

For all loan classes within the Company's loan portfolio, loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well-secured and in the process of collection or sooner when management concludes or circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Any payment received on a nonaccrual loan is applied to principal. For all loan classes within the Company's loan portfolio, nonaccrual loans are returned to accrual status when they become current as to principal and interest and demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest. For loans in all portfolios, the principal amount is charged off in full or in part as soon as management determines, based on available facts, that the collection of principal in full is improbable. For commercial loans, management considers specific facts and circumstances relative to individual credits in making such a determination. For consumer and residential loan classes, management uses specific guidance and thresholds from the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy.

The following tables set forth information with regard to past due and nonperforming loans by loan class:

As of June 30, 2017 (In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans:
Commercial	$35	$530	$-	$565	$5,118	$756,087	$761,770
Commercial Real Estate	1,621	631	-	2,252	1,928	1,371,367	1,375,547
Agricultural	-	-	-	-	630	37,025	37,655
Agricultural Real Estate	-	-	-	-	1,696	30,329	32,025
Business Banking	1,637	309	-	1,946	4,379	470,473	476,798
Total Commercial Loans	3,293	1,470	-	4,763	13,751	2,665,281	2,683,795
Consumer Loans:
Indirect	16,770	4,188	2,319	23,277	1,835	1,589,934	1,615,046
Home Equity	2,480	701	354	3,535	2,811	448,502	454,848
Direct	197	115	38	350	80	62,927	63,357
Total Consumer Loans	19,447	5,004	2,711	27,162	4,726	2,101,363	2,133,251
Residential Real Estate Mortgages	3,051	974	136	4,161	7,007	1,078,425	1,089,593
Total Originated Loans	$25,791	$7,448	$2,847	$36,086	$25,484	$5,845,069	$5,906,639

ACQUIRED
Commercial Loans:
Commercial	$-	$-	$-	$-	$-	$51,179	$51,179
Commercial Real Estate	-	294	-	294	619	124,490	125,403
Business Banking	612	-	-	612	783	44,542	45,937
Total Commercial Loans	612	294	-	906	1,402	220,211	222,519
Consumer Loans:
Indirect	48	3	1	52	37	3,551	3,640
Home Equity	266	63	-	329	183	45,494	46,006
Direct	29	-	1	30	12	2,851	2,893
Total Consumer Loans	343	66	2	411	232	51,896	52,539
Residential Real Estate Mortgages	5	140	-	145	2,016	184,053	186,214
Total Acquired Loans	$960	$500	$2	$1,462	$3,650	$456,160	$461,272
Total Loans	$26,751	$7,948	$2,849	$37,548	$29,134	$6,301,229	$6,367,911

As of December 31, 2016 (In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
ORIGINATED
Commercial Loans:
Commercial	$33	$5	$-	$38	$2,964	$650,568	$653,570
Commercial Real Estate	-	-	-	-	7,935	1,343,854	1,351,789
Agricultural	-	-	-	-	730	37,186	37,916
Agricultural Real Estate	-	-	-	-	1,803	30,619	32,422
Business Banking	1,609	318	-	1,927	4,860	465,900	472,687
Total Commercial Loans	1,642	323	-	1,965	18,292	2,528,127	2,548,384
Consumer Loans:
Indirect	19,253	4,185	2,499	25,937	2,145	1,538,593	1,566,675
Home Equity	3,416	1,065	528	5,009	2,851	448,797	456,657
Direct	452	125	20	597	107	62,400	63,104
Total Consumer Loans	23,121	5,375	3,047	31,543	5,103	2,049,790	2,086,436
Residential Real Estate Mortgages	2,725	172	1,406	4,303	6,682	1,052,158	1,063,143
Total Originated Loans	$27,488	$5,870	$4,453	$37,811	$30,077	$5,630,075	$5,697,963

ACQUIRED
Commercial Loans:
Commercial	$-	$-	$-	$-	$-	$49,447	$49,447
Commercial Real Estate	-	-	-	-	1,891	135,398	137,289
Business Banking	236	-	-	236	804	49,842	50,882
Total Commercial Loans	236	-	-	236	2,695	234,687	237,618
Consumer Loans:
Indirect	100	5	-	105	47	8,541	8,693
Home Equity	254	53	30	337	237	50,553	51,127
Direct	30	2	-	32	20	3,133	3,185
Total Consumer Loans	384	60	30	474	304	62,227	63,005
Residential Real Estate Mortgages	609	28	327	964	2,636	195,871	199,471
Total Acquired Loans	$1,229	$88	$357	$1,674	$5,635	$492,785	$500,094
Total Loans	$28,717	$5,958	$4,810	$39,485	$35,712	$6,122,860	$6,198,057

There were no material commitments to extend further credit to borrowers with nonperforming loans as of June 30, 2017 and December 31, 2016.

Impaired Loans

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually. Classified loans, including all trouble debt restructured loans ("TDRs") and nonaccrual commercial loans that are graded Substandard or below, with outstanding balances equal to or greater than $0.8 million are evaluated for impairment through the Company’s quarterly status review process. In determining whether we are able to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated. For loans that are evaluated for impairment, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price. These impaired loans are reviewed on a quarterly basis for changes in the level of impairment. Any change to the previously recognized impairment loss is recognized as a change to the allowance account and recorded in the unaudited interim consolidated statements of income as a component of the provision for loan losses.

The following table provides information on loans specifically evaluated for impairment:

	June 30, 2017			December 31, 2016
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
ORIGINATED
With no related allowance recorded:
Commercial Loans:
Commercial	$3,303	$3,436		$1,278	$1,697
Commercial Real Estate	2,614	2,647		3,816	3,841
Agricultural	115	125		130	137
Agricultural Real Estate	1,476	1,635		1,434	1,567
Business Banking	964	1,056		655	728
Total Commercial Loans	8,472	8,899		7,313	7,970

Consumer Loans:
Indirect	31	31		5	16
Home Equity	8,064	8,900		8,483	9,429
Direct	119	119		-	-
Total Consumer Loans	8,214	9,050		8,488	9,445

Residential Real Estate Mortgages	6,429	7,245		6,111	6,906
Total	$23,115	$25,194		$21,912	$24,321

With an allowance recorded:
Commercial Loans:
Commercial	695	700	$350	-	-	$-
Commercial Real Estate	79	83	50	5,553	5,736	735
Agricultural	29	31	30	49	49	37
Agricultural Real Estate	46	48	31	155	155	54
Total Commercial Loans	$849	$862	$461	$5,757	$5,940	$826

ACQUIRED
With an allowance recorded:
Commercial Loans:
Commercial Real Estate	-	-	-	1,205	1,321	691
Total Commercial Loans	$-	$-	$-	$1,205	$1,321	$691
Total:	$23,964	$26,056	$461	$28,874	$31,582	$1,517

The following tables summarize the average recorded investments on impaired loans specifically evaluated for impairment and the interest income recognized:

	For the three months ended
	June 30, 2017		June 30, 2016
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans:
Commercial	$3,931	$-	$3,126	$-
Commercial Real Estate	3,243	1	15,278	-
Agricultural	157	1	18	-
Agricultural Real Estate	1,549	10	610	11
Business Banking	890	3	969	6
Consumer Loans:
Indirect	25	1	9	-
Home Equity	8,205	110	8,223	120
Direct	120	-	-	-
Residential Real Estate Mortgage	6,388	68	6,203	67
Total Originated	$24,508	$194	$34,436	$204

ACQUIRED
Commercial Loans:
Commercial Real Estate	-	-	1,205	-
Total Acquired	$-	$-	$1,205	$-
Total Loans	$24,508	$194	$35,641	$204

	For the six months ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
ORIGINATED
Commercial Loans:
Commercial	$3,419	$-	$2,972	$-
Commercial Real Estate	4,584	45	14,264	74
Agricultural	165	1	98	1
Agricultural Real Estate	1,564	21	613	22
Business Banking	788	5	973	12
Consumer Loans:
Indirect	16	1	10	-
Home Equity	8,310	220	8,093	241
Direct	120	-	-	-
Residential Real Estate Mortgage	6,308	129	6,154	134
Total Originated	$25,274	$422	$33,177	$484

ACQUIRED
Commercial Loans:
Commercial Real Estate	172	-	1,205	-
Total Acquired	$172	$-	$1,205	$-
Total Loans	$25,446	$422	$34,382	$484

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

Commercial Grading System

For commercial and agricultural loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available. This would include comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment and management. Classified loans are graded Doubtful, Substandard, Special Mention and Pass.

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

Special Mention loans have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s position at some future date. These loans pose elevated risk, but their weakness does not yet justify a Substandard classification. Borrowers may be experiencing adverse operating trends (e.g., declining revenues or margins) or may be struggling with an ill-proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a Special Mention rating. Although a Special Mention loan has a higher probability of default than a Pass asset, its default is not imminent.

●	Pass

Loans graded as Pass encompass all loans not graded as Doubtful, Substandard or Special Mention. Pass loans are in compliance with loan covenants and payments are generally made as agreed. Pass loans range from superior quality to fair quality.

Business Banking Grading System

Business banking loans are graded as either Classified or Non-classified:

●	Classified

Classified loans are inadequately protected by the current worth and paying capacity of the obligor or, if applicable, the collateral pledged. These loans have a well-defined weakness or weaknesses, that jeopardize the liquidation of the debt or in some cases make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Classified loans have a high probability of payment default or a high probability of total or substantial loss. These loans require more intensive supervision by management and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. When the likelihood of full collection of interest and principal may be in doubt, Classified loans are considered to have a nonaccrual status. In some cases, Classified loans are considered uncollectible and of such little value that their continuance as assets is not warranted.

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

The following tables illustrate the Company’s credit quality by loan class:

As of June 30, 2017
(In thousands)
ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$708,569	$1,318,522	$32,258	$24,525	$2,083,874
Special Mention	24,829	31,829	2,520	2,501	61,679
Substandard	28,372	25,196	2,872	4,999	61,439
Doubtful	-	-	5	-	5
Total	$761,770	$1,375,547	$37,655	$32,025	$2,206,997

Business Banking Credit Exposure By Internally Assigned Grade:				Business Banking	Total
Non-classified				$463,897	$463,897
Classified				12,901	12,901
Total				$476,798	$476,798

Consumer Credit Exposure By Payment Activity:		Indirect	Home Equity	Direct	Total
Performing		$1,610,892	$451,683	$63,239	$2,125,814
Nonperforming		4,154	3,165	118	7,437
Total		$1,615,046	$454,848	$63,357	$2,133,251

Residential Mortgage Credit Exposure By Payment Activity:				Residential Mortgage	Total
Performing				$1,082,450	$1,082,450
Nonperforming				7,143	7,143
Total				$1,089,593	$1,089,593

As of June 30, 2017
(In thousands)
ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:		Commercial	Commercial Real Estate	Total
Pass		$44,517	$116,214	$160,731
Special Mention		5,719	2,175	7,894
Substandard		943	7,014	7,957
Total		$51,179	$125,403	$176,582

Business Banking Credit Exposure By Internally Assigned Grade:			Business Banking	Total
Non-classified			$42,499	$42,499
Classified			3,438	3,438
Total			$45,937	$45,937

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$3,603	$45,823	$2,881	$52,307
Nonperforming	37	183	12	232
Total	$3,640	$46,006	$2,893	$52,539

Residential Mortgage Credit Exposure By Payment Activity:			Residential Mortgage	Total
Performing			$184,198	$184,198
Nonperforming			2,016	2,016
Total			$186,214	$186,214

As of December 31, 2016
(In thousands)
ORIGINATED
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$616,829	$1,288,409	$36,762	$28,912	$1,970,912
Special Mention	7,750	31,053	25	1,896	40,724
Substandard	28,991	32,327	1,124	1,614	64,056
Doubtful	-	-	5	-	5
Total	$653,570	$1,351,789	$37,916	$32,422	$2,075,697

Business Banking Credit Exposure By Internally Assigned Grade:				Business Banking	Total
Non-classified				$458,864	$458,864
Classified				13,823	13,823
Total				$472,687	$472,687

Consumer Credit Exposure By Payment Activity:		Indirect	Home Equity	Direct	Total
Performing		$1,562,031	$453,278	$62,977	$2,078,286
Nonperforming		4,644	3,379	127	8,150
Total		$1,566,675	$456,657	$63,104	$2,086,436

Residential Mortgage Credit Exposure By Payment Activity:				Residential Mortgage	Total
Performing				$1,055,055	$1,055,055
Nonperforming				8,088	8,088
Total				$1,063,143	$1,063,143

As of December 31, 2016
(In thousands)
ACQUIRED
Commercial Credit Exposure By Internally Assigned Grade:		Commercial	Commercial Real Estate	Total
Pass		$48,194	$127,660	$175,854
Special Mention		76	1,231	1,307
Substandard		1,177	7,193	8,370
Doubtful		-	1,205	1,205
Total		$49,447	$137,289	$186,736

Business Banking Credit Exposure By Internally Assigned Grade:			Business Banking	Total
Non-classified			$47,347	$47,347
Classified			3,535	3,535
Total			$50,882	$50,882

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$8,646	$50,860	$3,165	$62,671
Nonperforming	47	267	20	334
Total	$8,693	$51,127	$3,185	$63,005

Residential Mortgage Credit Exposure By Payment Activity:			Residential Mortgage	Total
Performing			$196,508	$196,508
Nonperforming			2,963	2,963
Total			$199,471	$199,471

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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three months ended June 30, 2017
(Dollars in thousands)	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial	1	$3,300	$3,239
Business Banking	1	337	333
Total Commercial	2	3,637	3,572
Consumer
Indirect	3	32	31
Home Equity	1	78	78
Direct	1	120	120
Total Consumer	5	230	229
Residential Real Estate	4	346	346
Total Troubled Debt Restructurings	11	$4,213	$4,147

	Three months ended June 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	2	$74	$73
Total Consumer	2	74	73
Residential Real Estate	2	152	151
Total Troubled Debt Restructurings	4	$226	$224

	Six months ended June 30, 2017
(Dollars in thousands)	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial	1	$3,300	$3,239
Business Banking	1	337	333
Total Commercial	2	3,637	3,572
Consumer
Indirect	3	32	31
Home Equity	4	185	192
Direct	1	120	120
Total Consumer	8	337	343
Residential Real Estate	6	548	554
Total Troubled Debt Restructurings	16	$4,522	$4,469

	Six months ended June 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	14	$1,109	$1,017
Total Consumer	14	1,109	1,017
Residential Real Estate	6	683	578
Total Troubled Debt Restructurings	20	$1,792	$1,595

TDRs occurring during the three and six months ended June 30, 2017 and 2016 were due to the reduction in the interest rate or extension of the term. The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three months ended June 30, 2017		Three months ended June 30, 2016
(Dollars in thousands)	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Commercial
Business Banking	1	$329	1	$67
Total Commercial	1	329	1	67
Consumer
Indirect	1	14	-	-
Home Equity	13	589	10	520
Total Consumer	14	603	10	520
Residential Real Estate	4	251	6	664
Total Troubled Debt Restructurings	19	$1,183	17	$1,251

	Six months ended June 30, 2017		Six months ended June 30, 2016
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Commercial
Commercial	1	$145	-	$-
Business Banking	1	329	1	67
Total Commercial	2	474	1	67
Consumer
Indirect	2	19	-	-
Home Equity	22	1,101	14	898
Total Consumer	24	1,120	14	898
Residential Real Estate	8	419	10	873
Total Troubled Debt Restructurings	34	$2,013	25	$1,838

5.	Defined Benefit Post-retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at June 30, 2017. Benefits paid from the plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. The Company is not required to make contributions to the Plan in 2017 and did not do so during the three and six months ended June 30, 2017. The Company was not required to nor made contributions during the three and six months ended June 30, 2016.

In addition to the Plan, the Company also provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for certain current and former executives in the Alliance Financial Corporation (“Alliance”) acquisition. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

In addition, the Company provides certain health care benefits for retired employees. Benefits are accrued over the employees’ active service period. Only employees that were employed by the Company on or before January 1, 2000 are eligible to receive post-retirement health care benefits. In addition, the Company assumed post-retirement medical life insurance benefits for certain Alliance employees, retirees and their spouses, if applicable, in the Alliance acquisition. These post-retirement benefits are referred to herein as “Other Benefits.”

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
(In thousands)	Three months ended June 30,		Three months ended June 30,
Components of net periodic (benefit) cost:	2017	2016	2017	2016
Service cost	$402	$560	$3	$4
Interest cost	1,042	1,051	86	94
Expected return on plan assets	(1,985)	(1,835)	-	-
Net amortization	415	483	20	29
Total (benefit) cost	$(126)	$259	$109	$127

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
Components of net periodic (benefit) cost:	2017	2016	2017	2016
Service cost	$804	$1,120	$6	$8
Interest cost	2,084	2,102	172	188
Expected return on plan assets	(3,970)	(3,670)	-	-
Net amortization	831	966	40	58
Total (benefit) cost	$(251)	$518	$218	$254

6.	Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive stock options and restricted stock units).

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

Three months ended June 30,	2017	2016
(In thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,579	43,099
Net income available to common stockholders	$21,359	$19,909
Basic EPS	$0.49	$0.46

Diluted EPS:
Weighted average common shares outstanding	43,579	43,009
Dilutive effect of common stock options and restricted stock	322	354
Weighted average common shares and common share equivalents	43,901	43,363
Net income available to common stockholders	$21,359	$19,909
Diluted EPS	$0.49	$0.46

Six months ended June 30,	2017	2016

Basic EPS:
Weighted average common shares outstanding	43,546	43,220
Net income available to common stockholders	$41,638	$38,800
Basic EPS	$0.96	$0.90

Diluted EPS:
Weighted average common shares outstanding	43,546	43,220
Dilutive effect of common stock options and restricted stock	340	364
Weighted average common shares and common share equivalents	43,886	43,584
Net income available to common stockholders	$41,638	$38,800
Diluted EPS	$0.95	$0.89

There were 3,250 and 33,179 stock options for the three months ended June 30, 2017 and June 30, 2016, respectively, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,144 and 25,139 stock options for the six months ended June 30, 2017 and June 30, 2016, respectively, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

7.	Reclassification Adjustments Out of Other Comprehensive Income

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income:

Detail About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Comprehensive Income
(In thousands)	Three months ended
	June 30, 2017	June 30, 2016
AFS Securities:
Gains on AFS securities	$(2)	$(1)	Net securities gains
Amortization of unrealized gains related to securities transfer	225	280	Interest income
Income tax (expense)	(85)	(108)	Income tax (expense)
Net of tax	$138	$171

Pension and other benefits:
Amortization of net losses	$435	$515	Salaries and employee benefits
Amortization of prior service costs	-	(3)	Salaries and employee benefits
Income tax (expense)	(166)	(199)	Income tax (expense)
Net of tax	$269	$313

Total reclassifications during the period, net of tax	$407	$484

Detail About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Comprehensive Income
	Six months ended
	June 30, 2017	June 30, 2016
AFS Securities:
Gains on AFS securities	$(2)	$(30)	Net securities gains
Amortization of unrealized gains related to securities transfer	463	576	Interest income
Impairment write-down of equity security	1,312	-	Other noninterest income
Income tax (expense)	(176)	(213)	Income tax (expense)
Net of tax	$1,597	$333

Pension and other benefits:
Amortization of net losses	$870	$1,030	Salaries and employee benefits
Amortization of prior service costs	-	(6)	Salaries and employee benefits
Income tax (expense)	(332)	(398)	Income tax (expense)
Net of tax	$538	$626

Total reclassifications during the period, net of tax	$2,135	$959

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

Level 2 -  Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid agency securities, less liquid listed equities, state, municipal and provincial obligations and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy. Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). Other investment securities are reported at fair value utilizing Level 1 and Level 2 inputs. The prices for Level 2 instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, amount other things. Management reviews the methodologies used in pricing the securities by its third party providers.

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

For the three and six month periods ended June 30, 2017 and June 30, 2016, the Company has made no transfers of assets between Level 1 and Level 2 and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	Balance as of June 30, 2017
Assets:
AFS securities:
Federal agency	$-	$159,520	$-	$159,520
State & municipal	-	44,020	-	44,020
Mortgage-backed	-	564,061	-	564,061
Collateralized mortgage obligations	-	578,908	-	578,908
Other securities	10,744	8,268	-	19,012
Total AFS securities	$10,744	$1,354,777	$-	$1,365,521
Trading securities	10,406	-	-	10,406
Derivatives	-	5,631	-	5,631
Total	$21,150	$1,360,408	$-	$1,381,558

Liabilities:
Derivatives	$-	$2,960	$-	$2,960
Total	$-	$2,960	$-	$2,960

(In thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Assets:
AFS securities:
Federal agency	$-	$174,408	$-	$174,408
State & municipal	-	46,726	-	46,726
Mortgage-backed	-	529,844	-	529,844
Collateralized mortgage obligations	-	566,573	-	566,573
Other securities	11,493	9,246	-	20,739
Total AFS securities	$11,493	$1,326,797	$-	$1,338,290
Trading securities	9,259	-	-	9,259
Derivatives	-	3,210	-	3,210
Total	$20,752	$1,330,007	$-	$1,350,759

Liabilities:
Derivatives	$-	$506	$-	$506
Total	$-	$506	$-	$506

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and held to maturity securities. The only non-recurring fair value measurements recorded during the three and six month periods ended June 30, 2017 and June 30, 2016 were related to impaired loans.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3. As of June 30, 2017 and December 31, 2016, the Company had $0.8 million and $7.0 million, respectively, of loans recorded at fair value with specific allowance reserves of $0.5 million and $1.5 million, respectively.

The following table sets forth information with regard to estimated fair values of financial instruments. This table excludes financial instruments for which the carrying amount approximates fair value. Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, securities AFS, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable and interest rate swaps.

		June 30, 2017		December 31, 2016
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
HTM securities	2	$515,628	$516,656	$527,948	$525,050
Net loans	3	6,301,311	6,453,713	6,132,857	6,273,233
Financial liabilities
Time deposits	2	$832,449	$828,947	$872,411	$868,153
Long-term debt	2	88,958	89,064	104,087	104,113
Junior subordinated debt	2	101,196	103,499	101,196	102,262

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature, and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Interest Rate Swaps

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the unaudited interim consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the unaudited interim consolidated statement of income. At June 30, 2017, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $410.5 million and the fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $2.8 million. At December 31, 2016, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $371.1 million and the fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $0.3 million.

In 2016, the Company entered into interest rate swaps to modify the interest rate characteristics of certain short-term Federal Home Loan Bank advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges. The notional amount of these interest rate derivative agreements total $250.0 million at June 30, 2017 and December 31, 2016. Fair values included in other assets on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $2.8 million at June 30, 2017 and $2.9 million at December 31, 2016. Fair values included in other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $0.1 million at June 30, 2017 and $0.2 million at December 31, 2016.

9.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Commitments to extend credit and unused lines of credit totaled $1.6 billion at June 30, 2017 and $1.5 billion at December 31, 2016.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $47.5 million at June 30, 2017 and $36.8 million at December 31, 2016.  As of June 30, 2017 and December 31, 2016, the fair value of standby letters of credit was not significant to the Company’s unaudited interim consolidated financial statements.

10.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2017, the Company adopted the prevision of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires several revisions to equity compensation accounting. Under the new guidance all excess tax benefits and deficiencies that occur when an award vests, is exercised or expires are recognized in income tax expense as discrete period items. Previously, these transactions were typically recorded directly within equity. Consistent with this change, excess tax benefits and deficiencies are no longer included within estimated proceeds when performing the treasury stock method for calculating diluted earnings per share. Excess tax benefits are also recognized at the time an award is exercised or vests compared to the previous requirements to delay recognition until the deduction reduces taxes payable. The presentation of excess tax benefits in the statement of cash flows shifted to an operating activity from the prior classification as a financing activity. ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employers to use a net settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award.

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

Accounting Standards Issued Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for the Company on January 1, 2018. Early adoption is permitted. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 requires amortization of premiums to the earliest call date on debt securities with call features that are explicit, on contingent and callable at fixed prices on present dates. The ASU does not impact securities held at a discount; the discount continues to be amortized to the contractual maturity. The guidance is required to be applied with a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. ASU 2017-08 is effective for the Company on January 1, 2019. Early adoption is permitted. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715). ASU 2017-07 requires the service cost component of net periodic pension and post-retirement benefit cost to be reported separately in the consolidated statements of income from the other components. Additionally, the amendments in the ASU require presentation of the service cost component in the consolidated statements of income in the same line item as other employee compensation costs and presentation of the other components in a different line item from the service cost component. The amendments in this ASU are required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on or after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets with a practical expedient allowed for prior comparative period presentation permitted. ASU 2017-07 is effective for the Company on January 1, 2018. Early adoption is permitted. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 will clarify the scope of Subtopic 610-20 and add guidance for partial sales of nonfinancial assets. The amendments define the term in substance nonfinancial assets and clarify that a nonfinancial asset within the scope may include nonfinancial assets transferred within a legal entity to a counterparty, in part, as a financial asset promised to a counterparty in a contract. Additionally, the amendments in ASU clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial assets and allocate consideration to each distinct asset. The amendments should be applied either on retrospectively to each period presented or with a modified retrospective approach. ASU 2017-05 is effective for the Company on January 1, 2018 and the Company is required to apply the amendment at the same time that is applies the amendments in 2014-09. Early adoption is permitted but only as of annual reporting period beginning after December 15, 2016. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 will amend and simplify the subsequent measurement of goodwill; the amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. ASU 2017-04 is effective for the Company on January 1, 2020. Early adoption is permitted on testing dates after January 1, 2017. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows. ASU 2016-18 is effective for the Company on January 1, 2018 using the retrospective method. Early adoption is permitted provided that all amendments are adopted in the same period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 was initially effective for the Company on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. Early adoption is not permitted. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing, ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20 - Technical Corrections and Improvements to Top 606 - Revenue from Contract with Customers. The adoption of these ASUs will be required using one of two retrospective application methods beginning with the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. The Company plans to apply the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and therefore management does not expect the adoption of the new revenue recognition guidance to have a material impact on our consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. ("NBT") and its wholly owned consolidated subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2016 for an understanding of the following discussion and analysis. Operating results for the three and six month periods ending June 30, 2017 are not necessarily indicative of the results of the full year ending December 31, 2017 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply including those under the Dodd- Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

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

Critical Accounting Policies

The Company has identified policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, pension accounting and goodwill and intangible assets.

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

The Company’s policies on the allowance for loan losses, pension accounting and goodwill and intangible assets are disclosed in Note 1 to the consolidated financial statements presented in our 2016 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2016 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported.

Refer to Note 10 to the unaudited interim consolidated financial statements in our Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets, equity and tangible common equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company's results for the first three and six months of 2017:

•	Quarter to date earnings per share up 6.5% from prior year and on a linked quarter basis

•	Net income up 5.3% from the first quarter of 2017 and up 7.3% from the second quarter of 2016

•	Year to date annualized loan growth was 5.5%

•	Average demand deposits for the six months ended June 30, 2017 were up 9.5% from the same period in 2016

Results of Operations

Net income for the three months ended June 30, 2017 was $21.4 million, up from $19.9 million for the same period last year. Diluted earnings per share for the three months ended June 30, 2017 was $0.49, as compared with $0.46 for the second quarter of 2016. Return on average assets (annualized) was 0.95% for the three months ended June 30, 2017 as compared to 0.94% for the same period last year. Return on average equity (annualized) was 9.11% for the three months ended June 30, 2017 as compared to 9.00% for the three months ended June 30, 2016. Return on average tangible common equity (annualized) was 13.46% for the three months ended June 30, 2017 as compared to 13.54% for the three months ended June 30, 2016.

Net income for the six months ended June 30, 2017 was $41.6 million, up from $38.8 million for the same period last year. Diluted earnings per share for the six months ended June 30, 2017 was $0.95, up from $0.89 for the same period last year. Return on average assets (annualized) was 0.94% for the six months ended June 30, 2017 as compared to 0.93% for the same period last year. Return on average equity (annualized) was 9.02% for the six months ended June 30, 2017 as compared to 8.81% for the six months ended June 30, 2016. Return on average tangible common equity (annualized) was 13.36% for the six months ended June 30, 2017 as compared to 13.35% for the six months ended June 30, 2016.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$21,359	$19,909	$41,638	$38,800
Amortization of intangible assets (net of tax)	642	567	1,239	1,236
Net income, excluding intangible amortization	$22,001	$20,476	$42,877	$40,036

Average stockholders' equity	$940,897	$890,053	$930,529	$885,181
Less: average goodwill and other intangibles	285,388	281,709	283,094	282,230
Average tangible common equity	$655,509	$608,344	$647,435	$602,951

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

Net interest income was $69.6 million for the second quarter of 2017, up $1.1 million, or 1.6%, from the previous quarter. Fully taxable-equivalent ("FTE") net interest margin was 3.44% for the three months ended June 30, 2017, down from 3.46% for the previous quarter. The yield on average earning assets was consistent with the prior quarter at 3.75%, while the cost of interest bearing liabilities increased two basis points ("bps") to 0.44%. Average interest earning assets were up $82.7 million, or 1.0%, as compared to the prior quarter, primarily driven by an $83.0 million increase in loans and a $4.7 million increase in securities.

Net interest income was $69.6 million for the second quarter of 2017, up $3.8 million, or 5.8%, from the second quarter of 2016. FTE net interest margin of 3.44% was consistent with the second quarter of 2016 as the improvements in asset yields were offset by the increase in cost of interest bearing liabilities. Average interest earning assets were up $438.3 million, or 5.6%, from the same period in 2016, which was primarily driven by a $286.4 million increase in loans and a $151.3 million increase in securities.

Net interest income was $138.1 million for the six months ended June 30, 2017, up $7.8 million, or 6.0%, from the same period in 2016. FTE net interest margin was 3.45% for the six months ended June 30, 2017, down from 3.46% for the six months ended June 30, 2017. Average interest earning assets were up $498.7 million, or 6.5%, for the six months ended June 30, 2017 as compared to the same period in 2016. This increase from last year was driven primarily by a $306.9 million increase in loans and a $184.8 million increase in securities during the first six months of 2017. Interest income was up $9.0 million, or 6.4%, for the six months ended June 30, 2017 as compared to the same period in the prior year due to the increase in earnings assets combined with a one bp improvement in asset yields. Interest expense was up $1.2 million, or 11.3% for the six months ended June 30, 2017 as compared with the same period in 2016 and resulted from increased interest rates and the increase in average balances of interest bearing liabilities.

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

Three months ended,
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$9,497	$43	1.82%	$16,063	$21	0.53%
Securities available for sale (1)(2)	1,363,314	7,322	2.15%	1,227,367	6,085	1.99%
Securities held to maturity (1)	513,888	3,374	2.63%	498,493	3,083	2.49%
Investment in FRB and FHLB stock	46,132	611	5.31%	38,939	433	4.47%
Loans (3)	6,294,056	65,498	4.17%	6,007,677	62,627	4.19%
Total interest earning assets	8,226,887	$76,848	3.75%	7,788,539	$72,249	3.73%
Other assets	753,383			747,074
Total assets	$8,980,270			$8,535,613

Liabilities and stockholders' equity:
Money market deposit accounts	$1,723,594	$919	0.21%	$1,709,644	$920	0.22%
Negotiable order withdrawal deposit accounts	1,138,237	227	0.08%	1,073,881	134	0.05%
Savings deposits	1,232,301	172	0.06%	1,143,654	164	0.06%
Time deposits	824,398	2,218	1.08%	906,250	2,387	1.06%
Total interest bearing deposits	$4,918,530	$3,536	0.29%	$4,833,429	$3,605	0.30%
Short-term borrowings	643,971	1,366	0.85%	484,590	579	0.48%
Long-term debt	99,865	599	2.41%	124,851	773	2.49%
Junior subordinated debt	101,196	772	3.06%	101,196	641	2.55%
Total interest bearing liabilities	$5,763,562	$6,273	0.44%	$5,544,066	$5,598	0.41%
Demand deposits	2,181,952			1,994,601
Other liabilities	93,859			106,893
Stockholders' equity	940,897			890,053
Total liabilities and stockholders' equity	$8,980,270			$8,535,613
Net FTE interest income		70,575			66,651
Interest rate spread			3.31%			3.32%
Net interest margin			3.44%			3.44%
Taxable equivalent adjustment		954			874
Net interest income		$69,621			$65,777

(1)	Securities are shown at average amortized cost.
(2)	Excluding unrealized gains or losses.
(3)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

Note: Interest income for tax-exempt securities and loans has been adjusted to a FTE basis using the statutory Federal income tax rate of 35%.

Six months ended,
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$11,906	$90	1.52%	$14,851	$43	0.58%
Securities available for sale (1)(2)	1,357,797	14,442	2.14%	1,207,902	12,174	2.03%
Securities held to maturity (1)	517,068	6,782	2.64%	482,204	5,953	2.48%
Investment in FRB and FHLB stock	46,228	1,183	5.16%	36,205	860	4.78%
Loans (3)	6,252,786	129,725	4.18%	5,945,875	124,028	4.19%
Total interest earning assets	8,185,785	$152,222	3.75%	7,687,037	$143,058	3.74%
Other assets	750,943			723,134
Total assets	$8,936,728			$8,410,171

Liabilities and stockholders' equity:
Money market deposit accounts	$1,705,925	$1,814	0.21%	$1,681,787	$1,832	0.22%
Negotiable order withdrawal deposit accounts	1,140,720	410	0.07%	1,062,920	266	0.05%
Savings deposits	1,204,418	329	0.06%	1,124,567	322	0.06%
Time deposits	835,840	4,457	1.08%	914,002	4,782	1.05%
Total interest bearing deposits	$4,886,903	$7,010	0.29%	$4,783,276	$7,202	0.30%
Short-term borrowings	650,669	2,505	0.78%	427,016	907	0.43%
Long-term debt	101,945	1,205	2.38%	127,636	1,606	2.53%
Junior subordinated deb	101,196	1,498	2.99%	101,196	1,260	2.50%
Total interest bearing liabilities	$5,740,713	$12,218	0.43%	$5,439,124	$10,975	0.41%
Demand deposits	2,170,983			1,982,458
Other liabilities	94,503			103,408
Stockholders' equity	930,529			885,181
Total liabilities and stockholders' equity	$8,936,728			$8,410,171
Net FTE interest income		140,004			132,083
Interest rate spread			3.32%			3.33%
Net interest margin			3.45%			3.46%
Taxable equivalent adjustment		1,892			1,729
Net interest income		$138,112			$130,354

(1)	Securities are shown at average amortized cost less OTTI write downs.
(2)	Excluding unrealized gains or losses.
(3)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

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

Three months ended June 30,
	Increase (Decrease) 2017 over 2016
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$(12)	$34	$22
Securities available for sale	717	520	1,237
Securities held to maturity	100	191	291
Investment in FRB and FHLB stock	87	91	178
Loans	3,137	(266)	2,871
Total FTE interest income	4,029	570	4,599

Money market deposit accounts	9	(10)	(1)
Negotiable order withdrawal deposit accounts	9	84	93
Savings deposits	13	(5)	8
Time deposits	(214)	45	(169)
Short-term borrowings	236	551	787
Junior subordinated debt	-	131	131
Long-term debt	(149)	(25)	(174)
Total interest expense	(96)	771	675

Change in FTE net interest income	$4,125	$(201)	$3,924

Six months ended June 30,
	Increase (Decrease) 2017 over 2016
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$(10)	$57	$47
Securities available for sale	1,543	725	2,268
Securities held to maturity	435	394	829
Investment in FRB and FHLB stock	259	64	323
Loans	6,041	(344)	5,697
Total FTE interest income	8,268	896	9,164

Money market deposit accounts	24	(42)	(18)
Negotiable order withdrawal deposit accounts	21	123	144
Savings deposits	22	(15)	7
Time deposits	(426)	101	(325)
Short-term borrowings	624	974	1,598
Junior subordinated debt	-	238	238
Long-term debt	(311)	(90)	(401)
Total interest expense	(46)	1,289	1,243

Change in FTE net interest income	$8,314	$(393)	$7,921

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

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
(In thousands)
Insurance and other financial services revenue	$5,621	$5,625	$12,391	$12,571
Service charges on deposit accounts	4,161	4,166	8,138	8,105
ATM and debit card fees	5,518	4,934	10,468	9,517
Retirement plan administration fees	5,437	4,054	9,609	7,808
Trust	5,161	4,937	9,693	9,313
Bank owned life insurance	1,218	1,271	2,629	2,562
Net securities gains	2	1	2	30
Other	3,186	4,626	6,124	8,075
Total noninterest income	$30,304	$29,614	$59,054	$57,981

Noninterest income for the three months ended June 30, 2017 was $30.3 million, up $1.6 million, or 5.4%, from the prior quarter, and up $0.7 million, or 2.3%, from the second quarter of 2016. The increases in noninterest income from the prior quarter and the same quarter of the prior year were primarily driven by higher retirement plan administration, trust and ATM and debit card fees that were offset by lower insurance and other financial services revenue during the second quarter of 2017. Retirement plan administration fees increased in the second quarter of 2017 as compared to the prior quarter and the same quarter of the prior year due primarily to acquisitions completed in 2016 and the acquisition of Downeast Pension Services (“DPS”) in the second quarter of 2017. ATM and debit card fees increased from the prior quarters due to higher number of accounts and usage. Insurance revenue decreased from the prior quarter due to seasonality increases typically seen in the first quarter. Other noninterest income decreased from the same quarter of the prior year due to a non-recurring gain recognized in the second quarter of 2016.

Noninterest income for the six months ended June 30, 2017 was $59.1 million, up $1.1 million, or 1.9%, from the same period of 2016. The increase in noninterest income from the prior year was primarily driven by higher retirement plan administration, trust and ATM and debit card fees that were offset by lower other noninterest income during the first six months of 2017 as compared to the same period in 2016. Retirement plan administration fees increased in 2017 as compared to the prior year due primarily to acquisitions completed in 2016 and the acquisition of DPS in the second quarter of 2017. ATM and debit card fees increased from the prior year due to higher number of accounts and usage in 2017 as compared to 2016. Other noninterest income decreased from the prior year due to a non-recurring gain recognized in the second quarter of 2016.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
(In thousands)
Salaries and employee benefits	$32,754	$32,931	$66,341	$65,372
Occupancy	5,184	5,254	11,354	10,745
Data processing and communications	4,229	4,121	8,427	8,171
Professional fees and outside services	3,609	3,331	6,641	6,562
Equipment	3,793	3,547	7,491	7,007
Office supplies and postage	1,640	1,676	3,248	3,223
FDIC expenses	1,136	1,293	2,314	2,551
Advertising	656	595	1,046	1,099
Amortization of intangible assets	1,039	928	2,006	2,024
Loan collection and other real estate owned	664	845	1,943	1,550
Other	5,617	5,924	10,792	10,365
Total noninterest expense	$60,321	$60,445	$121,603	$118,669

Noninterest expense for the three months ended June 30, 2017 was $60.3 million, down $1.0 million, or 1.6%, from the prior quarter, and down $0.1 million, or 0.2%, from the second quarter of 2016. The decrease from the prior quarter was primarily driven by decreases in occupancy expense due to seasonal expenses, salaries and employee benefits due to the timing of incentive and equity-based compensation that were offset by higher professional fees and outside services and other expenses due to timing.

Noninterest expense for the six months ended June 30, 2017 was $121.6 million, up $2.9 million, or 2.5%, from the same period of 2016. The increase from the prior year was primarily due to higher salaries and employee benefits, occupancy and equipment expenses in the first half of 2017 as compared to the same period of 2016.

Income Taxes

In the first quarter of 2017, NBT adopted new accounting guidance for equity-based transactions requiring that all excess tax benefits and tax deficiencies associated with equity-based compensation be recognized as an income tax benefit or expense in the income statement. Previously, tax effects resulting from changes in NBT’s share price subsequent to the grant date were recorded through stockholders’ equity at the time of vesting or exercise. The adoption of the accounting guidance resulted in $1.4 million and $0.1 million income tax benefit, in the first and second quarters of 2017, respectively. The year to date impact to diluted earnings per share was $0.03 of earnings per share.

Income tax expense for the three months ended June 30, 2017 was $10.7 million, up $2.4 million, or 28.6%, from the prior quarter, and up $0.4 million, or 4.1%, from the second quarter of 2016. The effective tax rate of 33.3% for the second quarter of 2017 was up from 29.0% for the first quarter of 2017 and down from 34.0% for the second quarter of 2016. The increase from the prior quarter was primarily due to a decrease of $1.4 million in the income tax benefit related to the adoption of new accounting guidance in the first quarter of 2017 and a higher level of taxable income in the three months ended June 30, 2017 than the three months ended March 31, 2017. Excluding the tax benefit of the new accounting guidance the effective tax rate was 34.3% and 33.6% for the first and second quarters of 2017, respectively. The decrease in the effective tax rate from the second quarter of 2016 is due to a higher level of non-taxable income as a percentage of pre-tax income in the second quarter of 2017 as compared to the same quarter in the prior year.

Income tax expense for the six months ended June 30, 2017 was $19.0 million, down $1.0 million, or 5.0%, from the same period of 2016. The effective tax rate of 31.3% for the first six months of 2017 was down from 34.0% for the same period in the prior year. The decrease from the prior year was primarily due to the $1.5 million income tax benefit related to the adoption of new accounting guidance in 2017 offset by a higher level of taxable income in the first half of 2017 compared to the same period in 2016. Excluding the tax benefit of the new accounting guidance the effective tax rate was 33.9% for the first half of 2017.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $16.1 million, or 8.6%, from December 31, 2016 to June 30, 2017. The securities portfolio represents 20.8% of total assets as of June 30, 2017 as compared to 21.2% as of December 31, 2016.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	June 30, 2017	December 31, 2016
Mortgage-backed securities:
With maturities 15 years or less	29%	28%
With maturities greater than 15 years	6%	5%
Collateral mortgage obligations	42%	42%
Municipal securities	13%	14%
US agency notes	9%	10%
Other	1%	1%
Total	100%	100%

The Company’s mortgage backed securities, U.S. agency notes and collateralized mortgage obligations are all “prime/conforming” and are guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks or Ginnie Mae (“GNMA”). GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Refer to Note 3 to the Company's unaudited interim consolidated financial statements included in this Form 10-Q for information related to other-than-temporary impairment considerations.

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	June 30, 2017	December 31, 2016
Residential real estate mortgages	$1,275,807	$1,262,614
Commercial	1,342,334	1,242,701
Commercial real estate mortgages	1,563,980	1,543,301
Consumer	1,684,936	1,641,657
Home equity	500,854	507,784
Total loans	$6,367,911	$6,198,057

Total loans increased by $169.9 million, or 2.7%, at June 30, 2017 from December 31, 2016, or 5.5% annualized during the six months ended June 30, 2017. Loan growth in the first six months of 2017 resulted from growth in the commercial, residential and consumer portfolios. Total loans represent approximately 70.2% of assets as of June 30, 2017, as compared to 69.9% as of December 31, 2016. Total loans represent approximately 90.8% of deposits as of June 30, 2017, as compared to 88.9% as of December 31, 2016.

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

Allowance For Loan Losses
	Three months ended
(Dollars in thousands)	June 30, 2017		June 30, 2016
Balance, beginning of period	$65,700		$64,318
Recoveries	1,415		1,337
Charge-offs	(8,082)		(5,867)
Net charge-offs	(6,667)		(4,530)
Provision for loan losses	7,567		4,780
Balance, end of period	$66,600		$64,568
Composition of Net Charge-offs
Commercial and agricultural	$(917)	14%	$(310)	7%
Real estate mortgage	(688)	10%	(177)	4%
Consumer	(5,062)	76%	(4,043)	89%
Net charge-offs	$(6,667)	100%	$(4,530)	100%
Annualized net charge-offs to average loans	0.42%		0.30%

Allowance For Loan Losses
	Six months ended
	June 30, 2017		June 30, 2016
Balance, beginning of period	$65,200		$63,018
Recoveries	2,930		3,098
Charge-offs	(16,476)		(12,426)
Net charge-offs	(13,546)		(9,328)
Provision for loan losses	14,946		10,878
Balance, end of period	$66,600		$64,568
Composition of Net Charge-offs
Commercial and agricultural	$(1,764)	13%	$18	-%
Real estate mortgage	(1,253)	9%	(864)	9%
Consumer	(10,529)	78%	(8,482)	91%
Net charge-offs	$(13,546)	100%	$(9,328)	100%
Annualized net charge-offs to average loans	0.44%		0.32%

Net charge-offs were $6.7 million for the three months ended June 30, 2017, as compared to $6.9 million for the prior quarter, and $4.5 million for the second quarter of 2016. Charge-offs increased from the second quarter of 2016 primarily due to higher commercial loan charge-offs during the second quarter of 2017. Provision expense was $7.6 million for the three months ended June 30, 2017, as compared with $7.4 million for the prior quarter, and $4.8 million for the second quarter of 2016; the increase in provision expense was primarily due to loan growth. Annualized net charge-offs to average loans for the second quarter of 2017 was 0.42%, compared with 0.45% for the first quarter of 2017 and 0.30% for the second quarter of 2016.

Net charge-offs were $13.5 million for the six months ended June 30, 2017, as compared to $9.3 million for the same period of 2016. Charge-offs increased from the second quarter of 2016 primarily due to higher commercial loan charge-offs during the second quarter of 2017. Provision expense was $14.9 million for the six months ended June 30, 2017, as compared with $10.9 million for same period of 2016; the increase in provision expense was primarily due to loan growth. Annualized net charge-offs to average loans for the first six months of 2017 was 0.44% compared with 0.32% for the first six months of 2016.

The allowance for loan losses totaled $66.6 million at June 30, 2017, compared to $65.7 million at March 31, 2017, and $64.6 million at June 30, 2016. The allowance for loan losses as a percentage of loans was 1.05% (1.13% excluding acquired loans) at June 30, 2017, compared to 1.05% (1.13% excluding acquired loans) at March 31, 2017 and 1.07% (1.16% excluding acquired loans) at June 30, 2016.

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

(Dollars in thousands)	June 30, 2017		December 31, 2016
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$11,051	37%	$19,351	54%
Real estate mortgages	7,452	26%	8,027	23%
Consumer	4,332	15%	4,653	13%
Troubled debt restructured loans	6,299	22%	3,681	10%
Total nonaccrual loans	29,134	100%	35,712	100%
Loans 90 days or more past due and still accruing
Real estate mortgages	136	5%	1,733	36%
Consumer	2,713	95%	3,077	64%
Total loans 90 days or more past due and still accruing	2,849	100%	4,810	100%

Total nonperforming loans	31,983		40,522
OREO	4,747		5,581
Total nonperforming assets	$36,730		$46,103
Total nonperforming loans to total loans	0.50%		0.65%
Total nonperforming assets to total assets	0.40%		0.52%
Allowance for loan losses to total nonperforming loans	208.24%		160.90%

Nonperforming loans to total loans was 0.50% at June 30, 2017, down 15 bps from December 31, 2016 and from June 30, 2016. Past due loans as a percentage of total loans was 0.59% at June 30, 2017, down from 0.64% at December 31, 2016.

For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to the acquisition or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans. As of June 30, 2017, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.13% and 235.08%, respectively. As of December 31, 2016, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.13% and 186.82%, respectively.

In addition to nonperforming loans, the Company has also identified approximately $70.6 million in potential problem loans at June 30, 2017 as compared to $70.0 million at December 31, 2016. At June 30, 2017, potential problem loans primarily consisted of commercial real estate, commercial and agricultural loans. Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms, which may result in classification of such loans as nonperforming at some time in the future. Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses.

Deposits

Total deposits were $7.0 billion at June 30, 2017, up $41.6 million, or 0.6%, from December 31, 2016. Total average deposits increased $292.2 million, or 4.3%, for the six months ended June 30, 2017 as compared to the same period last year driven primarily by growth in non-interest bearing demand deposits of $188.5 million, or 9.5%, combined with a $103.6 million, or 2.1%, increase in interest bearing deposits due to growth in money market deposit accounts, negotiable order withdrawal deposit accounts and savings accounts.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $831.2 million at June 30, 2017 compared to $681.7 million at December 31, 2016. The notional value of interest rate swaps hedging cash flows related to short-term borrowings totaled $250.0 million at June 30, 2017 and December 31, 2016. Long-term debt was $89.0 million at June 30, 2017 compared to $104.1 million at December 31, 2016. Junior subordinated debt was $101.2 million at June 30, 2017 and December 31, 2016.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $940.4 million represented 10.36% of total assets at June 30, 2017 compared with $913.3 million, or 10.30% as of December 31, 2016. The increase in stockholders' equity resulted primarily from net income of $41.6 million for the six months ending June 30, 2017, partially offset by dividends paid of $20.0 million during the period.

The Company did not purchase shares of its common stock during the six months ended June 30, 2017. As of June 30, 2017, there were 1,000,000 shares available for repurchase under a plan authorized on March 28, 2016, which expires on December 31, 2017.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions. The Company's Board of Directors approved a 2017 third-quarter cash dividend of $0.23 per share at a meeting held on July 24, 2017. The dividend will be paid on September 15, 2017 to stockholders of record as of September 1, 2017. The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2017 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	June 30, 2017	December 31, 2016
Tier 1 leverage ratio	9.08%	9.11%
Common equity tier 1 capital ratio	9.96%	9.98%
Tier 1 capital ratio	11.36%	11.42%
Total risk-based capital ratio	12.32%	12.39%
Cash dividends as a percentage of net income	48.14%	50.00%
Per common share:
Book value	$21.61	$21.11
Tangible book value (1)	$15.06	$14.61

(1)	Stockholders' equity less goodwill and intangible assets divided by common shares outstanding.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2017 balance sheet position:

Interest Rate Sensitivity Analysis

Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(2.47%)
-100	(3.10%)

Liquidity Risk

Liquidity involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. ALCO is responsible for liquidity management and has developed guidelines, which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. Basic Surplus is calculated by subtracting short-term liabilities from liquid assets. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At June 30, 2017, the Company’s Basic Surplus measurement was 13.0% of total assets or approximately $1.2 billion as compared to the December 31, 2016 Basic Surplus of 13.6% or $1.2 billion and was above the Company’s minimum of 5% or $0.5 billion set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency ("OCC") is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2017, approximately $87.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At June 30, 2017 and December 31, 2016, Federal Home Loan Bank ("FHLB") advances outstanding totaled approximately $725.0 million and $598.0 million, respectively. The Company's FHLB advances are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $0.8 billion at June 30, 2017 and December 31, 2016. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $683.8 million at June 30, 2017 or used to collateralize other borrowings, such as repurchase agreements. At June 30, 2017 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.9 billion.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company's disclosure controls and procedures were effective.

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

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

None

Item 5 – OTHER INFORMATION

None

Item 6 – EXHIBITS

3.1
Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to Registrant's Form 10-Q, filed on August 10, 2015 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of NBT Bancorp Inc. effective January 23, 2017 (filed as Exhibit 3.1 to Registrant’s Form 8-K, filed on January 25, 2017 and incorporated herein by reference).

3.3
Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registrant’s Form 8-K, filed on November 18, 2004 and incorporated herein by reference).

4.1
Specimen common stock certificate for NBT’s Bancorp Inc. common stock (filed as Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4, filed on December 27, 2005 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of August 2017.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to Registrant's Form 10-Q, filed on August 10, 2015 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of NBT Bancorp Inc. effective January 23, 2017 (filed as Exhibit 3.1 to Registrant’s Form 8-K, filed on January 25, 2017 and incorporated herein by reference).

3.3
Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registrant’s Form 8-K, filed on November 18, 2004 and incorporated herein by reference).

4.1
Specimen common stock certificate for NBT’s Bancorp Inc. common stock (filed as Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4, filed on December 27, 2005 and incorporated herein by reference).

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