Form 10-Q
period 2017-09-30
NBT BANCORP INC
filed 2017-11-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.
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
Yes ☐  No ☒

As of October 31, 2017, there were 43,537,673 shares outstanding of the Registrant’s common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended September 30, 2017

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2017	2016
(In thousands, except share and per share data)
Assets
Cash and due from banks	$175,804	$147,789
Short-term interest bearing accounts	6,012	1,392
Securities available for sale, at fair value	1,357,614	1,338,290
Securities held to maturity (fair value $495,411 and $525,050)	494,309	527,948
Trading securities	10,883	9,259
Federal Reserve and Federal Home Loan Bank stock	45,070	47,033
Loans	6,466,934	6,198,057
Less allowance for loan losses	68,350	65,200
Net loans	6,398,584	6,132,857
Premises and equipment, net	81,421	84,187
Goodwill	268,043	265,439
Intangible assets, net	15,911	15,815
Bank owned life insurance	171,125	168,012
Other assets	130,620	129,247
Total assets	$9,155,396	$8,867,268

Liabilities
Demand (noninterest bearing)	$2,312,715	$2,195,845
Savings, NOW and money market	4,141,765	3,905,432
Time	776,756	872,411
Total deposits	7,231,236	6,973,688
Short-term borrowings	681,950	681,703
Long-term debt	88,914	104,087
Junior subordinated debt	101,196	101,196
Other liabilities	96,862	93,278
Total liabilities	8,200,158	7,953,952

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value. Authorized 100,000,000 shares at September 30, 2017 and December 31, 2016; issued 49,651,493 at September 30, 2017 and December 31, 2016	497	497
Additional paid-in-capital	573,772	575,078
Retained earnings	536,107	501,761
Accumulated other comprehensive loss	(16,664)	(21,520)
Common stock in treasury, at cost, 6,122,595 and 6,393,743 shares at September 30, 2017 and December 31, 2016, respectively	(138,474)	(142,500)
Total stockholders’ equity	955,238	913,316
Total liabilities and stockholders’ equity	$9,155,396	$8,867,268

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$68,086	$63,414	$197,399	$187,093
Securities available for sale	7,278	6,013	21,505	17,976
Securities held to maturity	2,746	2,544	8,263	7,328
Other	737	538	2,010	1,441
Total interest, fee and dividend income	78,847	72,509	229,177	213,838
Interest expense
Deposits	3,648	3,607	10,658	10,809
Short-term borrowings	1,870	761	4,375	1,668
Long-term debt	589	819	1,794	2,425
Junior subordinated debt	810	660	2,308	1,920
Total interest expense	6,917	5,847	19,135	16,822
Net interest income	71,930	66,662	210,042	197,016
Provision for loan losses	7,889	6,388	22,835	17,266
Net interest income after provision for loan losses	64,041	60,274	187,207	179,750
Noninterest income
Insurance and other financial services revenue	5,536	6,114	17,927	18,685
Service charges on deposit accounts	4,261	4,354	12,399	12,459
ATM and debit card fees	5,557	5,063	16,025	14,580
Retirement plan administration fees	5,272	4,129	14,881	11,937
Trust	4,927	4,535	14,620	13,848
Bank owned life insurance	1,284	1,336	3,913	3,898
Net securities (losses) gains	(4)	-	(2)	30
Other	3,945	4,113	10,069	12,188
Total noninterest income	30,778	29,644	89,832	87,625
Noninterest expense
Salaries and employee benefits	32,740	32,783	99,081	98,155
Occupancy	5,174	5,035	16,528	15,780
Data processing and communications	4,399	4,183	12,826	12,354
Professional fees and outside services	3,107	3,343	9,748	9,905
Equipment	3,733	3,656	11,224	10,663
Office supplies and postage	1,432	1,438	4,680	4,661
FDIC expenses	1,257	1,287	3,571	3,838
Advertising	665	634	1,711	1,733
Amortization of intangible assets	993	952	2,999	2,976
Loan collection and other real estate owned, net	1,684	985	3,627	2,535
Other	5,417	5,318	16,209	15,683
Total noninterest expense	60,601	59,614	182,204	178,283
Income before income tax expense	34,218	30,304	94,835	89,092
Income tax expense	11,342	10,303	30,321	30,291
Net income	$22,876	$20,001	$64,514	$58,801
Earnings per share
Basic	$0.52	$0.46	$1.48	$1.36
Diluted	$0.52	$0.46	$1.47	$1.35

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
(In thousands)
Net income	$22,876	$20,001	$64,514	$58,801
Other comprehensive income, net of tax:
Unrealized net holding gains (losses) arising during the period (pre-tax amounts of $1,355, $(2,931), $4,719 and $14,010)	837	(1,790)	2,896	8,560
Reclassification adjustment for net losses (gains) related to securities available for sale included in net income (pre-tax amounts of $(4), $-, $(2) and $30)	2	-	1	(19)
Reclassification adjustment for an impairment write-down of equity security (pre-tax amounts of $-, $-, $1,312 and $-)	-	-	811	-
Unrealized (loss) gain on derivatives (cash flow hedges) (pre-tax amounts of $(63), $782, $(167) and $719)	(40)	478	(103)	439
Amortization of unrealized net gains related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $212, $267, $675 and $843)	131	162	417	515
Pension and other benefits:
Amortization of prior service cost and actuarial loss (pre-tax amounts of $480, $519, $1,350, $1,544)	297	317	834	943
Total other comprehensive income (loss)	1,227	(833)	4,856	10,438
Comprehensive income	$24,103	$19,168	$69,370	$69,239

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2015	$497	$576,726	$462,232	$(22,418)	$(135,033)	$882,004
Net income	-	-	58,801	-	-	58,801
Cash dividends - $0.67 per share	-	-	(28,903)	-	-	(28,903)
Purchase of 675,535 treasury shares	-	-	-	-	(17,193)	(17,193)
Net issuance of 389,058 shares to employee benefit plans and other stock plans, including tax benefit	-	(6,164)	-	-	7,270	1,106
Stock-based compensation	-	3,096	-	-	-	3,096
Other comprehensive income	-	-	-	10,438	-	10,438
Balance at September 30, 2016	$497	$573,658	$492,130	$(11,980)	$(144,956)	$909,349

Balance at December 31, 2016	$497	$575,078	$501,761	$(21,520)	$(142,500)	$913,316
Net income	-	-	64,514	-	-	64,514
Cash dividends - $0.69 per share	-	-	(30,073)	-	-	(30,073)
Net issuance of 271,148 shares to employee benefit plans and other stock plans, including tax benefit	-	(4,596)	-	-	4,026	(570)
Stock-based compensation	-	3,290	(95)	-	-	3,195
Other comprehensive income	-	-	-	4,856	-	4,856
Balance at September 30, 2017	$497	$573,772	$536,107	$(16,664)	$(138,474)	$955,238

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2017	2016
(In thousands)
Operating activities
Net income	$64,514	$58,801
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	22,835	17,266
Depreciation and amortization of premises and equipment	6,759	6,765
Net accretion on securities	3,628	3,781
Amortization of intangible assets	2,999	2,976
Excess tax benefit on stock-based compensation	1,697	-
Stock-based compensation	3,195	3,096
Bank owned life insurance income	(3,913)	(3,898)
Trading security purchases	(1,470)	(34)
Gains on trading securities	(154)	(441)
Proceeds from sales of loans held for sale	87,095	71,170
Originations and purchases of loans held for sale	(87,246)	(73,393)
Net gains on sales of loans held for sale	(292)	(459)
Net security losses (gains)	2	(30)
Net (gain) on sales and write-down of other real estate owned	(189)	(625)
Gain on asset sold	-	(2,462)
Impairment write-down of equity security	1,312	2,565
Net (increase) in other assets	(6,076)	(16,599)
Net increase in other liabilities	1,872	11,395
Net cash provided by operating activities	96,568	79,874
Investing activities
Net cash used in acquisitions	(4,000)	(2,000)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	205,327	250,441
Proceeds from sales	9,997	48
Purchases	(232,850)	(352,056)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	86,055	76,676
Proceeds from sales	764	-
Purchases	(53,212)	(90,476)
Other:
Net increase in loans	(293,346)	(291,349)
Proceeds from Federal Home Loan Bank stock redemption	177,803	108,227
Purchases of Federal Reserve and Federal Home Loan Bank stock	(175,840)	(113,872)
Proceeds from settlement of bank owned life insurance	800	1,478
Purchase of bank owned life insurance	-	(45,000)
Purchases of premises and equipment, net	(4,177)	(4,652)
Proceeds from the sales of other real estate owned	6,767	5,153
Net cash used in investing activities	(275,912)	(457,382)
Financing activities
Net increase in deposits	257,548	344,395
Net increase in short-term borrowings	248	142,546
Proceeds from issuance of long-term debt	-	3,880
Repayments of long-term debt	(15,174)	(20,183)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	3,012	4,234
Cash paid by employer for tax-withholdings on stock issuance	(3,582)	(3,128)
Purchase of treasury stock	-	(17,193)
Cash dividends	(30,073)	(28,903)
Net cash provided by financing activities	211,979	425,648
Net increase in cash and cash equivalents	32,635	48,140
Cash and cash equivalents at beginning of period	149,181	140,297
Cash and cash equivalents at end of period	$181,816	$188,437

Supplemental disclosure of cash flow information	Nine months ended September 30,
Cash paid during the period for:	2017	2016
Interest	$19,771	$17,269
Income taxes paid	22,230	29,173
Noncash investing activities:
Loans transferred to other real estate owned	$5,227	$2,363
Acquisitions:
Fair value of assets acquired	$3,096	$1,703

See accompanying notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

3.	Securities

The amortized cost, estimated fair value and unrealized gains and losses of available for sale (“AFS”) securities are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2017
Federal agency	$139,935	$27	$544	$139,418
State & municipal	42,880	127	88	42,919
Mortgage-backed:
Government-sponsored enterprises	554,466	3,879	1,115	557,230
U.S. government agency securities	26,760	404	168	26,996
Collateralized mortgage obligations:
Government-sponsored enterprises	523,682	626	5,592	518,716
U.S. government agency securities	53,089	169	662	52,596
Other securities	13,537	6,332	130	19,739
Total securities AFS	$1,354,349	$11,564	$8,299	$1,357,614
December 31, 2016
Federal agency	$175,135	$78	$805	$174,408
State & municipal	47,053	153	480	46,726
Mortgage-backed:
Government-sponsored enterprises	513,814	3,345	2,492	514,667
U.S. government agency securities	14,955	411	189	15,177
Collateralized mortgage obligations:
Government-sponsored enterprises	513,431	532	7,688	506,275
U.S. government agency securities	60,822	184	708	60,298
Other securities	15,849	6,394	1,504	20,739
Total securities AFS	$1,341,059	$11,097	$13,866	$1,338,290

The amortized cost, estimated fair value and unrealized gains and losses of held to maturity (“HTM”) securities are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2017
Mortgage-backed:
Government-sponsored enterprises	$99,502	$239	$685	$99,056
U.S. government agency securities	447	67	-	514
Collateralized mortgage obligations:
Government-sponsored enterprises	195,388	1,135	1,103	195,420
State & municipal	198,972	1,983	534	200,421
Total securities HTM	$494,309	$3,424	$2,322	$495,411
December 31, 2016
Mortgage-backed:
Government-sponsored enterprises	$96,668	$-	$1,176	$95,492
U.S. government agency securities	533	87	-	620
Collateralized mortgage obligations:
Government-sponsored enterprises	225,213	1,060	1,508	224,765
State & municipal	205,534	434	1,795	204,173
Total securities HTM	$527,948	$1,581	$4,479	$525,050

Securities with amortized costs totaling $1.2 billion at September 30, 2017 and $1.5 billion at December 31, 2016 were pledged to secure public deposits and for other purposes required or permitted by law.  At September 30, 2017 and December 31, 2016, securities with an amortized cost of $242.6 million and $235.6 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to investment securities with unrealized losses, segregated according to the length of time the securities had been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

September 30, 2017
AFS securities:
Federal agency	$45,209	$(49)	3	$54,465	$(495)	5	$99,674	$(544)	8
State & municipal	14,720	(39)	24	6,015	(49)	8	20,735	(88)	32
Mortgage-backed	181,600	(1,176)	42	6,577	(107)	5	188,177	(1,283)	47
Collateralized mortgage obligations	339,415	(3,175)	50	119,108	(3,079)	16	458,523	(6,254)	66
Other securities	1,997	(3)	1	2,979	(127)	1	4,976	(130)	2
Total securities with unrealized losses	$582,941	$(4,442)	120	$189,144	$(3,857)	35	$772,085	$(8,299)	155

HTM securities:
Mortgage-backed	$51,166	$(685)	4	$-	$-	-	$51,166	$(685)	4
Collateralized mortgage obligations	49,394	(160)	7	31,627	(943)	4	81,021	(1,103)	11
State & municipal	16,811	(188)	21	12,591	(346)	21	29,402	(534)	42
Total securities with unrealized losses	$117,371	$(1,033)	32	$44,218	$(1,289)	25	$161,589	$(2,322)	57

December 31, 2016
AFS securities:
Federal agency	$119,363	$(805)	10	$-	$-	-	$119,363	$(805)	10
State & municipal	31,873	(478)	55	483	(2)	1	32,356	(480)	56
Mortgage-backed	277,524	(2,668)	49	985	(13)	4	278,509	(2,681)	53
Collateralized mortgage obligations	473,746	(8,396)	57	-	-	-	473,746	(8,396)	57
Other securities	-	-	-	4,363	(1,504)	2	4,363	(1,504)	2
Total securities with unrealized losses	$902,506	$(12,347)	171	$5,831	$(1,519)	7	$908,337	$(13,866)	178

HTM securities:
Mortgage-backed	$95,492	$(1,176)	5	$-	$-	-	$95,492	$(1,176)	5
Collateralized mortgage obligations	108,587	(319)	12	35,209	(1,189)	4	143,796	(1,508)	16
State & municipal	81,984	(1,795)	155	-	-	-	81,984	(1,795)	155
Total securities with unrealized losses	$286,063	$(3,290)	172	$35,209	$(1,189)	4	$321,272	$(4,479)	176

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

As of September 30, 2017 and December 31, 2016, management believes the impairments detailed in the table above are temporary. There were no impairments realized in the three months ended September 30, 2017. For the nine months ended September 30, 2017, $1.3 million of an OTTI loss on an AFS equity investment was realized in the Company’s unaudited interim consolidated statements of income. There were no OTTI losses realized in the Company’s unaudited interim consolidated statements of income for the three and nine months ended September 30, 2016.

During the three and nine months ended September 30, 2017, the Company sold HTM securities with an amortized cost of $0.8 million and an unrealized loss of $2 thousand. Due to significant deterioration in the creditworthiness of the issuers of the HTM securities, the circumstances caused the Company to change its intent to hold the HTM securities sold to maturity, which did not affect the Company’s intent to hold the remainder of the HTM portfolio to maturity. There were no sales of HTM securities in the three and nine month periods ended September 30, 2016.

The following tables set forth information with regard to contractual maturities of debt securities at September 30, 2017:

(In thousands)	Amortized cost	Estimated fair value
AFS debt securities:
Within one year	$92,405	$92,429
From one to five years	84,442	84,598
From five to ten years	179,854	180,667
After ten years	984,111	980,181
	$1,340,812	$1,337,875
HTM debt securities:
Within one year	$28,489	$28,493
From one to five years	38,321	38,702
From five to ten years	144,621	145,547
After ten years	282,878	282,669
	$494,309	$495,411

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2017 and December 31, 2016.

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

Commercial Real Estate – The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property, which generally consist of real estate with completed structures. These commercial real estate loans are secured by liens on the real estate, which may include both owner occupied and non-owner-occupied properties, such as apartments, commercial structures, housing businesses, health care facilities and other facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property.

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

Agricultural Real Estate – The Company offers real estate loans to our agricultural customers to finance farm related real estate purchases, refinancings, expansions and improvements to agricultural properties. Agricultural real estate loans are made to finance the purchase and improvements of farm properties that generally consist of barns, production facilities and land. The agricultural real estate loans are secured by liens on the farm real estate. Because they are secured by land and buildings, these loans may be less risky than agricultural loans. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 75% of the appraised value of the property. Government loan guarantees may be obtained to provide further support.

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

Indirect – The Company maintains relationships with many dealers primarily in the communities that we serve. Through these relationships, the Company primarily finances the purchases of automobiles and recreational vehicles (such as campers, boats, etc.) indirectly through dealer relationships. Approximately 70% of the indirect relationships represent automobile financing. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan.  The majority of indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed. As of September 30, 2017 and December 31, 2016, respectively, the consumer loan portfolio includes $400.9 million and $374.9 million of unsecured consumer loans across a national footprint originated through our relationship with national technology-driven consumer lending companies. Advances of credit through this specialty lending business line are to prime borrowers and are subject to the Company’s underwriting standards.

Home Equity – The Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses. Consumers are able to borrow up to 85% of the equity in their homes. The Company originates home equity lines of credit and second mortgage loans (loans secured by a second lien position on one-to-four-family residential real estate). These loans carry a higher risk than first mortgage residential loans as they are in a second position with respect to collateral. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower’s financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments:

Three months ended September 30, (In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of June 30, 2017	$24,428	$35,523	$6,649	$-	$66,600
Charge-offs	(574)	(6,979)	(421)	-	(7,974)
Recoveries	266	1,446	123	-	1,835
Provision	1,434	6,197	258	-	7,889
Ending Balance as of September 30, 2017	$25,554	$36,187	$6,609	$-	$68,350

Balance as of June 30, 2016	$25,222	$31,471	$7,875	$-	$64,568
Charge-offs	(637)	(6,046)	(142)	-	(6,825)
Recoveries	512	898	127	-	1,537
Provision	1,514	6,078	(1,481)	277	6,388
Ending Balance as of September 30, 2016	$26,611	$32,401	$6,379	$277	$65,668

Nine months ended September 30,	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2016	$25,444	$33,375	$6,381	$-	$65,200
Charge-offs	(2,991)	(19,742)	(1,717)	-	(24,450)
Recoveries	919	3,680	166	-	4,765
Provision	2,182	18,874	1,779	-	22,835
Ending Balance as of September 30, 2017	$25,554	$36,187	$6,609	$-	$68,350

Balance as of December 31, 2015	$25,545	$29,253	$7,960	$260	$63,018
Charge-offs	(1,723)	(16,409)	(1,119)	-	(19,251)
Recoveries	1,616	2,779	240	-	4,635
Provision	1,173	16,778	(702)	17	17,266
Ending Balance as of September 30, 2016	$26,611	$32,401	$6,379	$277	$65,668

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loan. There was no allowance for loan losses for the acquired loan portfolio as of September 30, 2017 and $0.7 million as of September 30, 2016. There were no charge-offs related to acquired loans during the three months ended September 30, 2017 and totaled $0.1 million during the three months ended September 30, 2016. Net charge-offs related to acquired loans were $0.7 million and $0.4 million during the nine months ended September 30, 2017 and 2016, respectively and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments:

As of September 30, 2017 (In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Total

Allowance for loan losses	$25,554	$36,187	$6,609	$68,350
Allowance for loans individually evaluated for impairment	30	-	-	30
Allowance for loans collectively evaluated for impairment	$25,524	$36,187	$6,609	$68,320
Ending balance of loans	$2,962,287	$2,202,070	$1,302,577	$6,466,934
Ending balance of originated loans individually evaluated for impairment	$4,855	$8,307	$6,574	$19,736
Ending balance of acquired loans collectively evaluated for impairment	$196,444	$47,986	$177,393	$421,823
Ending balance of originated loans collectively evaluated for impairment	$2,760,988	$2,145,777	$1,118,610	$6,025,375

As of December 31, 2016
Allowance for loan losses	$25,444	$33,375	$6,381	$65,200
Allowance for loans individually evaluated for impairment	1,517	-	-	1,517
Allowance for loans collectively evaluated for impairment	$23,927	$33,375	$6,381	$63,683
Ending balance of loans	$2,786,002	$2,149,441	$1,262,614	$6,198,057
Ending balance of originated loans individually evaluated for impairment	$13,070	$8,488	$6,111	$27,669
Ending balance of acquired loans individually evaluated for impairment	$1,205	$-	$-	$1,205
Ending balance of acquired loans collectively evaluated for impairment	$236,413	$63,005	$199,471	$498,889
Ending balance of originated loans collectively evaluated for impairment	$2,535,314	$2,077,948	$1,057,032	$5,670,294

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

The following tables set forth information with regard to past due and nonperforming loans by loan class:

As of September 30, 2017 (In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
Originated
Commercial Loans:
Commercial	$1	$156	$-	$157	$430	$732,535	$733,122
Commercial Real Estate	1,274	-	-	1,274	2,020	1,477,265	1,480,559
Agricultural	-	-	-	-	391	34,448	34,839
Agricultural Real Estate	234	-	-	234	1,658	33,499	35,391
Business Banking	2,057	91	-	2,148	4,640	475,144	481,932
Total Commercial Loans	$3,566	$247	$-	$3,813	$9,139	$2,752,891	$2,765,843
Consumer Loans:
Indirect	$18,755	$5,112	$2,452	$26,319	$2,069	$1,602,890	$1,631,278
Home Equity	2,933	628	213	3,774	2,790	452,189	458,753
Direct	319	47	79	445	78	63,530	64,053
Total Consumer Loans	$22,007	$5,787	$2,744	$30,538	$4,937	$2,118,609	$2,154,084
Residential Real Estate Mortgages	$3,812	$246	$597	$4,655	$6,180	$1,114,349	$1,125,184
Total Originated Loans	$29,385	$6,280	$3,341	$39,006	$20,256	$5,985,849	$6,045,111

Acquired
Commercial Loans:
Commercial	$-	$-	$-	$-	$-	$39,037	$39,037
Commercial Real Estate	-	-	-	-	501	112,810	113,311
Business Banking	355	275	-	630	773	42,693	44,096
Total Commercial Loans	$355	$275	$-	$630	$1,274	$194,540	$196,444
Consumer Loans:
Indirect	$29	$8	$3	$40	$30	$2,084	$2,154
Home Equity	307	-	-	307	160	42,510	42,977
Direct	32	26	7	65	8	2,782	2,855
Total Consumer Loans	$368	$34	$10	$412	$198	$47,376	$47,986
Residential Real Estate Mortgages	$660	$100	$37	$797	$1,725	$174,871	$177,393
Total Acquired Loans	$1,383	$409	$47	$1,839	$3,197	$416,787	$421,823
Total Loans	$30,768	$6,689	$3,388	$40,845	$23,453	$6,402,636	$6,466,934

As of December 31, 2016 (In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
Originated
Commercial Loans:
Commercial	$33	$5	$-	$38	$2,964	$650,568	$653,570
Commercial Real Estate	-	-	-	-	7,935	1,343,854	1,351,789
Agricultural	-	-	-	-	730	37,186	37,916
Agricultural Real Estate	-	-	-	-	1,803	30,619	32,422
Business Banking	1,609	318	-	1,927	4,860	465,900	472,687
Total Commercial Loans	$1,642	$323	$-	$1,965	$18,292	$2,528,127	$2,548,384
Consumer Loans:
Indirect	$19,253	$4,185	$2,499	$25,937	$2,145	$1,538,593	$1,566,675
Home Equity	3,416	1,065	528	5,009	2,851	448,797	456,657
Direct	452	125	20	597	107	62,400	63,104
Total Consumer Loans	$23,121	$5,375	$3,047	$31,543	$5,103	$2,049,790	$2,086,436
Residential Real Estate Mortgages	$2,725	$172	$1,406	$4,303	$6,682	$1,052,158	$1,063,143
Total Originated Loans	$27,488	$5,870	$4,453	$37,811	$30,077	$5,630,075	$5,697,963

Acquired
Commercial Loans:
Commercial	$-	$-	$-	$-	$-	$49,447	$49,447
Commercial Real Estate	-	-	-	-	1,891	135,398	137,289
Business Banking	236	-	-	236	804	49,842	50,882
Total Commercial Loans	$236	$-	$-	$236	$2,695	$234,687	$237,618
Consumer Loans:
Indirect	100	5	-	105	47	8,541	8,693
Home Equity	254	53	30	337	237	50,553	51,127
Direct	30	2	-	32	20	3,133	3,185
Total Consumer Loans	$384	$60	$30	$474	$304	$62,227	$63,005
Residential Real Estate Mortgages	$609	$28	$327	$964	$2,636	$195,871	$199,471
Total Acquired Loans	$1,229	$88	$357	$1,674	$5,635	$492,785	$500,094
Total Loans	$28,717	$5,958	$4,810	$39,485	$35,712	$6,122,860	$6,198,057

There were no material commitments to extend further credit to borrowers with nonperforming loans as of September 30, 2017 and December 31, 2016.

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

The following table provides information on loans specifically evaluated for impairment:

	September 30, 2017			December 31, 2016
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
Commercial	$-	$251		$1,278	$1,697
Commercial Real Estate	2,239	3,996		3,816	3,841
Agricultural	100	112		130	137
Agricultural Real Estate	1,491	1,663		1,434	1,567
Business Banking	947	1,687		655	728
Total Commercial Loans	$4,777	$7,709		$7,313	$7,970

Consumer Loans:
Indirect	36	47		5	16
Home Equity	8,153	10,063		8,483	9,429
Direct	118	118		-	-
Total Consumer Loans	$8,307	$10,228		$8,488	$9,445

Residential Real Estate Mortgages	6,574	8,335		6,111	6,906
Total	$19,658	$26,272		$21,912	$24,321

With an allowance recorded:
Commercial Loans:
Commercial Real Estate	$78	$83	$30	$5,553	$5,736	$735
Agricultural	-	-	-	49	49	37
Agricultural Real Estate	-	-	-	155	155	54
Total Commercial Loans	$78	$83	$30	$5,757	$5,940	$826

Acquired
With an allowance recorded:
Commercial Loans:
Commercial Real Estate	$-	$-	$-	$1,205	$1,321	$691
Total Commercial Loans	$-	$-	$-	$1,205	$1,321	$691

Total:	$19,736	$26,355	$30	$28,874	$31,582	$1,517

The following tables summarize the average recorded investments on impaired loans specifically evaluated for impairment and the interest income recognized:

	For the three months ended
	September 30, 2017		September 30, 2016
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
Commercial	$1,000	$-	$3,204	$-
Commercial Real Estate	2,415	48	15,799	48
Agricultural	115	-	85	-
Agricultural Real Estate	1,505	11	935	11
Business Banking	955	2	743	-
Consumer Loans:
Indirect	35	1	8	-
Home Equity	8,159	111	8,401	116
Direct	119	2	-	-
Residential Real Estate Mortgage	6,633	82	6,141	76
Total Originated	$20,936	$257	$35,316	$251

Acquired
Commercial Loans:
Commercial Real Estate	$-	$-	$1,205	$-
Total Acquired	$-	$-	$1,205	$-
Total Loans	$20,936	$257	$36,521	$251

	For the nine months ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
Commercial	$2,393	$-	$3,041	$-
Commercial Real Estate	3,906	93	14,782	122
Agricultural	147	1	101	1
Agricultural Real Estate	1,545	32	742	33
Business Banking	837	7	882	7
Consumer Loans:
Indirect	22	2	9	-
Home Equity	8,274	331	8,207	357
Direct	119	2	-	-
Residential Real Estate Mortgage	6,425	211	6,147	211
Total Originated	$23,668	$679	$33,911	$731

Acquired
Commercial Loans:
Commercial Real Estate	$121	$-	$1,205	$-
Total Acquired	$121	$-	$1,205	$-
Total Loans	$23,789	$679	$35,116	$731

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

Special Mention loans have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s position at some future date. These loans pose elevated risk, but their weakness does not yet justify a Substandard classification. Borrowers may be experiencing adverse operating trends (i.e., declining revenues or margins) or may be struggling with an ill-proportioned balance sheet (i.e., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a Special Mention rating. Although a Special Mention loan has a higher probability of default than a Pass asset, its default is not imminent.

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

The following tables illustrate the Company’s credit quality by loan class:

As of September 30, 2017
(In thousands)
Originated
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$677,943	$1,424,353	$30,233	$25,546	$2,158,075
Special Mention	40,123	29,785	3,033	3,343	76,284
Substandard	15,056	26,421	1,573	6,502	49,552
Total	$733,122	$1,480,559	$34,839	$35,391	$2,283,911

Business Banking Credit Exposure By Internally Assigned Grade:				Business Banking	Total
Non-classified				$469,025	$469,025
Classified				12,907	12,907
Total				$481,932	$481,932

Consumer Credit Exposure By Payment Activity:		Indirect	Home Equity	Direct	Total
Performing		$1,626,757	$455,750	$63,896	$2,146,403
Nonperforming		4,521	3,003	157	7,681
Total		$1,631,278	$458,753	$64,053	$2,154,084

Residential Mortgage Credit Exposure By Payment Activity:				Residential Mortgage	Total
Performing				$1,118,407	$1,118,407
Nonperforming				6,777	6,777
Total				$1,125,184	$1,125,184

As of September 30, 2017
(In thousands)
Acquired
Commercial Credit Exposure By Internally Assigned Grade:		Commercial	Commercial Real Estate	Total
Pass		$37,271	$106,261	$143,532
Special Mention		327	512	839
Substandard		1,439	6,538	7,977
Total		$39,037	$113,311	$152,348

Business Banking Credit Exposure By Internally Assigned Grade:			Business Banking	Total
Non-classified			$40,636	$40,636
Classified			3,460	3,460
Total			$44,096	$44,096

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$2,121	$42,817	$2,840	$47,778
Nonperforming	33	160	15	208
Total	$2,154	$42,977	$2,855	$47,986

Residential Mortgage Credit Exposure By Payment Activity:			Residential Mortgage	Total
Performing			$175,631	$175,631
Nonperforming			1,762	1,762
Total			$177,393	$177,393

As of December 31, 2016
(In thousands)
Originated
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$616,829	$1,288,409	$36,762	$28,912	$1,970,912
Special Mention	7,750	31,053	25	1,896	40,724
Substandard	28,991	32,327	1,124	1,614	64,056
Doubtful	-	-	5	-	5
Total	$653,570	$1,351,789	$37,916	$32,422	$2,075,697

Business Banking Credit Exposure By Internally Assigned Grade:				Business Banking	Total
Non-classified				$458,864	$458,864
Classified				13,823	13,823
Total				$472,687	$472,687

Consumer Credit Exposure By Payment Activity:		Indirect	Home Equity	Direct	Total
Performing		$1,562,031	$453,278	$62,977	$2,078,286
Nonperforming		4,644	3,379	127	8,150
Total		$1,566,675	$456,657	$63,104	$2,086,436

Residential Mortgage Credit Exposure By Payment Activity:				Residential Mortgage	Total
Performing				$1,055,055	$1,055,055
Nonperforming				8,088	8,088
Total				$1,063,143	$1,063,143

As of December 31, 2016
(In thousands)
Acquired
Commercial Credit Exposure By Internally Assigned Grade:		Commercial	Commercial Real Estate	Total
Pass		$48,194	$127,660	$175,854
Special Mention		76	1,231	1,307
Substandard		1,177	7,193	8,370
Doubtful		-	1,205	1,205
Total		$49,447	$137,289	$186,736

Business Banking Credit Exposure By Internally Assigned Grade:			Business Banking	Total
Non-classified			$47,347	$47,347
Classified			3,535	3,535
Total			$50,882	$50,882

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$8,646	$50,860	$3,165	$62,671
Nonperforming	47	267	20	334
Total	$8,693	$51,127	$3,185	$63,005

Residential Mortgage Credit Exposure By Payment Activity:			Residential Mortgage	Total
Performing			$196,508	$196,508
Nonperforming			2,963	2,963
Total			$199,471	$199,471

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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three months ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Indirect	1	$7	$7
Home Equity	4	189	222
Total Consumer	5	196	229
Residential Real Estate	1	518	518
Total Troubled Debt Restructurings	6	$714	$747

	Three months ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	10	$580	$556
Total Consumer	10	580	556
Residential Real Estate	4	230	126
Total Troubled Debt Restructurings	14	$810	$682

	Nine months ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial	1	$3,300	$3,239
Business Banking	1	337	333
Total Commercial	2	3,637	3,572
Consumer
Indirect	4	39	37
Home Equity	8	373	414
Direct	1	120	120
Total Consumer	13	532	571
Residential Real Estate	8	1,066	1,068
Total Troubled Debt Restructurings	23	$5,235	$5,211

	Nine months ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	24	$1,690	$1,567
Total Consumer	24	1,690	1,567
Residential Real Estate	10	914	692
Total Troubled Debt Restructurings	34	$2,604	$2,259

TDRs occurring during the three and nine months ended September 30, 2017 and 2016 were due to the reduction in the interest rate or extension of the term. The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three months ended September 30, 2017		Three months ended September 30, 2016
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial
Commercial	-	$-	1	$169
Total Commercial	-	-	1	169
Consumer
Indirect	1	13	-	-
Home Equity	12	622	17	847
Total Consumer	13	635	17	847
Residential Real Estate	6	546	8	485

Total Troubled Debt Restructurings	19	$1,181	26	$1,501

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial
Commercial	1	$145	1	$169
Business Banking	1	329	1	67
Total Commercial	2	474	2	236
Consumer
Indirect	2	19	-	-
Home Equity	30	1,381	30	1,634
Total Consumer	32	1,400	30	1,634
Residential Real Estate	12	817	15	1,075

Total Troubled Debt Restructurings	46	$2,691	47	$2,945

5.	Defined Benefit Post-retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at September 30, 2017. Benefits paid from the plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. The Company is not required to make contributions to the Plan in 2017 and did not do so during the three and nine months ended September 30, 2017. The Company was not required to make contributions during the three and nine months ended September 30, 2016. However, the Company made contributions to the plan totaling $5.6 million during the three months ended September 30, 2016.

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

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
(In thousands)	Three months ended September 30,		Three months ended September 30,
Components of net periodic (benefit) cost:	2017	2016	2017	2016
Service cost	$329	$534	$3	$3
Interest cost	1,043	1,050	88	89
Expected return on plan assets	(1,976)	(1,857)	-	-
Net amortization	454	504	26	15
Total (benefit) cost	$(150)	$231	$117	$107

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic (benefit) cost:	2017	2016	2017	2016
Service cost	$1,133	$1,654	$9	$10
Interest cost	3,127	3,151	259	277
Expected return on plan assets	(5,946)	(5,527)	-	-
Net amortization	1,284	1,471	66	73
Total (benefit) cost	$(402)	$749	$334	$360

6.	Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive stock options and restricted stock units).

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

Three months ended September 30,	2017	2016
(In thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,595	43,200
Net income available to common stockholders	$22,876	$20,001
Basic EPS	$0.52	$0.46

Diluted EPS:
Weighted average common shares outstanding	43,595	43,200
Dilutive effect of common stock options and restricted stock	320	362
Weighted average common shares and common share equivalents	43,915	43,562
Net income available to common stockholders	$22,876	$20,001
Diluted EPS	$0.52	$0.46

Nine months ended September 30,	2017	2016
(In thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,563	43,214
Net income available to common stockholders	$64,514	$58,801
Basic EPS	$1.48	$1.36

Diluted EPS:
Weighted average common shares outstanding	43,563	43,214
Dilutive effect of common stock options and restricted stock	329	366
Weighted average common shares and common share equivalents	43,892	43,580
Net income available to common stockholders	$64,514	$58,801
Diluted EPS	$1.47	$1.35

There were 3,250 stock options for the quarter ended September 30, 2017 and no stock options for the quarter ended September 30, 2016, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

There were 3,014 and 36,865 stock options for the nine months ended September 30, 2017 and September 30, 2016, respectively, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

7.	Reclassification Adjustments Out of Other Comprehensive Income

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss):

Detail About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statement of Comprehensive Income
(In thousands)	Three months ended
	September 30, 2017	September 30, 2016
AFS Securities:
Losses on AFS securities	$4	$-	Net securities gains
Amortization of unrealized gains and losses related to securities transfer	212	267	Interest income
Income tax (expense)	(83)	(105)	Income tax (expense)
Net of tax	$133	$162

Pension and other benefits:
Amortization of net losses	$481	$565	Salaries and employee benefits
Amortization of prior service costs	(1)	(46)	Salaries and employee benefits
Income tax (expense)	(183)	(202)	Income tax (expense)
Net of tax	$297	$317

Total reclassifications during the period, net of tax	$430	$479

Detail About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line item in the Consolidated Statement of Comprehensive Income
	Nine months ended
	September 30, 2017	September 30, 2016
AFS Securities:
(Gains) losses on AFS securities	$2	(30)	Net securities gains
Amortization of unrealized gains and losses related to securities transfer	675	843	Interest income
Impairment write-down of equity security	1,312	-	Other noninterest income
Income tax (expense)	(760)	(317)	Income tax (expense)
Net of tax	$1,229	$496

Pension and other benefits:
Amortization of net losses	$1,351	$1,595	Salaries and employee benefits
Amortization of prior service costs	(1)	(51)	Salaries and employee benefits
Income tax (expense)	(516)	(601)	Income tax (expense)
Net of tax	$834	$943

Total reclassifications during the period, net of tax	$2,063	$1,439

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid agency securities, less liquid listed equities, state, municipal and provincial obligations and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy. Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). Other investment securities are reported at fair value utilizing Level 1 and Level 2 inputs. The prices for Level 2 instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, amount other things. Management reviews the methodologies used in pricing the securities by its third party providers.

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

For the three and nine month periods ended September 30, 2017, the Company has made no transfers of assets between Level 1 and Level 2 and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	Balance as of September 30, 2017
Assets:
AFS securities:
Federal agency	$-	$139,418	$-	$139,418
State & municipal	-	42,919	-	42,919
Mortgage-backed	-	584,226	-	584,226
Collateralized mortgage obligations	-	571,312	-	571,312
Other securities	11,438	8,301	-	19,739
Total AFS securities	$11,438	$1,346,176	$-	$1,357,614
Trading securities	10,883	-	-	10,883
Derivatives	-	6,653	-	6,653
Total	$22,321	$1,352,829	$-	$1,375,150

Liabilities:
Derivatives	$-	$4,128	$-	$4,128
Total	$-	$4,128	$-	$4,128

(In thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Assets:
AFS securities:
Federal agency	$-	$174,408	$-	$174,408
State & municipal	-	46,726	-	46,726
Mortgage-backed	-	529,844	-	529,844
Collateralized mortgage obligations	-	566,573	-	566,573
Other securities	11,493	9,246	-	20,739
Total AFS securities	$11,493	$1,326,797	$-	$1,338,290
Trading securities	9,259	-	-	9,259
Derivatives	-	3,210	-	3,210
Total	$20,752	$1,330,007	$-	$1,350,759

Liabilities:
Derivatives	$-	$506	$-	$506
Total	$-	$506	$-	$506

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and held to maturity securities. The only non-recurring fair value measurements recorded during the three and nine month periods ended  September 30, 2017 and September 30, 2016 were related to impaired loans and a write-down of other real estate owned. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3. As of September 30, 2017 and December 31, 2016, the Company had $0.1 million and $7.0 million, respectively, of loans recorded at fair value with specific allowance reserves of $30 thousand and $1.5 million, respectively.

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

		September 30, 2017		December 31, 2016
(In thousands)	Fair Value Hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
HTM securities	2	$494,309	$495,411	$527,948	$525,050
Net loans	3	6,398,584	6,557,674	6,132,857	6,273,233
Financial liabilities
Time deposits	2	$776,756	$773,160	$872,411	$868,153
Long-term debt	2	88,914	88,948	104,087	104,113
Junior subordinated debt	2	101,196	104,584	101,196	102,262

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

Interest Rate Swaps

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the unaudited interim consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the unaudited interim consolidated statement of income. At September 30, 2017 the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $469.8 million and the fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $3.9 million. At December 31, 2016, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $371.1 million and the fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $0.3 million.

In 2016, the Company entered into interest rate swaps to modify the interest rate characteristics of certain short-term Federal Home Loan Bank advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges. The notional amount of these interest rate derivative agreements total $250.0 million at September 30, 2017. Fair values included in other assets on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $2.7 million at September 30, 2017 and $2.9 million at December 31, 2016. Fair values included in other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $0.2 million at September 30, 2017 and December 31, 2016, respectively.

9.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Commitments to extend credit and unused lines of credit totaled $1.6 billion at September 30, 2017 and $1.5 billion at December 31, 2016.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $40.9 million at September 30, 2017 and $36.8 million at December 31, 2016.  As of September 30, 2017, the fair value of standby letters of credit was not significant to the Company’s unaudited interim consolidated financial statements.

10.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2017, the Company adopted the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires several revisions to equity compensation accounting. Under the new guidance all excess tax benefits and deficiencies that occur when an award vests, is exercised or expires are recognized in income tax expense as discrete period items. Previously, these transactions were typically recorded directly within equity. Consistent with this change, excess tax benefits and deficiencies are no longer included within estimated proceeds when performing the treasury stock method for calculating diluted earnings per share. Excess tax benefits are also recognized at the time an award is exercised or vests compared to the previous requirements to delay recognition until the deduction reduces taxes payable. The presentation of excess tax benefits in the statement of cash flows shifted to an operating activity from the prior classification as a financing activity. ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employers to use a net settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award.

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

Effective July 1, 2017, the Company early adopted the provision of FASB issued ASU No. 2017-04, Intangibles  - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 amends and simplifies the subsequent measurement of goodwill; the amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments were applied on a prospective basis and the adoption did not have a significant impact on the consolidated financial statements.

Accounting Standards Issued Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12, which better aligns the accounting and reporting of hedging relationships with the economics of risk management activities. The standard requires the modified retrospective transition approach as of the date of adoption. ASU 2017-12 is effective for the Company on January 1, 2019. Early adoption is permitted. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for the Company on January 1, 2018. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 requires amortization of premiums to the earliest call date on debt securities with call features that are explicit, on contingent and callable at fixed prices on present dates. The ASU does not impact securities held at a discount; the discount continues to be amortized to the contractual maturity. The guidance is required to be applied with a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. ASU 2017-08 is effective for the Company on January 1, 2019. Early adoption is permitted. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715). ASU 2017-07 requires the service cost component of net periodic pension and post-retirement benefit cost to be reported separately in the consolidated statements of income from the other components. Additionally, the amendments in the ASU require presentation of the service cost component in the consolidated statements of income in the same line item as other employee compensation costs and presentation of the other components in a different line item from the service cost component. The amendments in this ASU are required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on or after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets with a practical expedient allowed for prior comparative period presentation permitted. ASU 2017-07 is effective for the Company on January 1, 2018. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 will clarify the scope of Subtopic 610-20 and add guidance for partial sales of nonfinancial assets. The amendments define the term in substance nonfinancial assets and clarify that a nonfinancial asset within the scope may include nonfinancial assets transferred within a legal entity to a counterparty, in part, as a financial asset promised to a counterparty in a contract. Additionally, the amendments in ASU clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial assets and allocate consideration to each distinct asset. The amendments should be applied either on retrospectively to each period presented or with a modified retrospective approach. ASU 2017-05 is effective for the Company on January 1, 2018 and the Company is required to apply the amendment at the same time that is applies the amendments in 2014-09. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities (“set”) is a business and to address stakeholder feedback that the definition of a business in current GAAP is applied too broadly. The primary amendments in the ASU provide a screen to exclude transactions where substantially all of the fair value of the transferred set is concentrated in a single asset, or group of similar assets, from being evaluated as a business. ASU 2017-01 is effective for the Company on January 1, 2018 using the prospective method. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows. ASU 2016-18 is effective for the Company on January 1, 2018 using the retrospective method. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). ASU 2016-15 addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the Company on January 1, 2018. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments and requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any changes in fair value on equity investments with readily determinable market value will be recognized in net income unless the investments qualify for a new practicability exception. This ASU also requires entities to recognize changes in instrument-specific credit risk related to financial liabilities measured under the fair value option in other comprehensive income. No changes were made to the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 is effective for the Company on January 1, 2018. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 was initially effective for the Company on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing, ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20 - Technical Corrections and Improvements to Top 606 - Revenue from Contract with Customers. The adoption of these ASUs will be required using one of two retrospective application methods beginning with the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. The Company plans to apply the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Management is currently evaluating the potential impact of this guidance on our consolidated financial statements. In evaluating this standard and completing the initial scoping procedures, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard.  Management is currently reviewing the applicable contracts, and based on the results to date, does not expect the adoption of the new revenue recognition guidance to have a material impact on our consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly owned consolidated subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016 for an understanding of the following discussion and analysis. Operating results for the three and nine month periods ending September 30, 2017 are not necessarily indicative of the results of the full year ending December 31, 2017 or any future period.

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

Refer to Note 10 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets, equity and tangible common equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company’s results for the three and nine months ended September 30, 2017:

·	Quarter-to-date earnings per share up 6.1% from the prior quarter and up 13.0% from prior year
·	Quarter-to-date net income up 7.1% from the prior quarter and up 14.4% from the prior year
·	Year to date annualized loan growth was 5.8%
·	Average demand deposits for the nine months ended September 30, 2017 up 9.2% from the same period in 2016

Results of Operations

Net income for the three months ended September 30, 2017 was $22.9 million, up from $20.0 million for the same period last year. Diluted earnings per share for the three months ended September 30, 2017 was $0.52, as compared with $0.46 for the third quarter of 2016. Return on average assets (annualized) was 1.00% for the three months ended September 30, 2017 as compared to 0.92% for the same period last year. Return on average equity (annualized) was 9.55% for the three months ended September 30, 2017 as compared to 8.80% for the three months ended September 30, 2016. Return on average tangible common equity (annualized) was 13.99% for the three months ended September 30, 2017 as compared to 13.16% for the three months ended September 30, 2016.

Net income for the nine months ended September 30, 2017 was $64.5 million, up from $58.8 million for the same period last year. Diluted earnings per share for the nine months ended September 30, 2017 was $1.47, up from $1.35 for the same period last year. Return on average assets (annualized) was 0.96% for the nine months ended September 30, 2017 as compared to 0.92% for the same period last year. Return on average equity (annualized) was 9.20% for the nine months ended September 30, 2017 as compared to 8.81% for the nine months ended September 30, 2016. Return on average tangible common equity (annualized) was 13.57% for the nine months ended September 30, 2017 as compared to 13.29% for the nine months ended September 30, 2016.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:
	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$22,876	$20,001	$64,514	$58,801
Amortization of intangible assets (net of tax)	613	582	1,852	1,818
Net income, excluding intangible amortization	$23,489	$20,583	$66,366	$60,619

Average stockholders’ equity	$950,557	$904,445	$937,279	$891,650
Less: average goodwill and other intangibles	284,536	282,307	283,580	282,255
Average tangible common equity	$666,021	$622,138	$653,699	$609,395

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

Net interest income was $71.9 million for the third quarter of 2017, up $2.3 million, or 3.3%, from the previous quarter. Fully taxable-equivalent (“FTE”) net interest margin was 3.47% for the three months ended September 30, 2017, up from 3.44% for the previous quarter. The yield on average earning assets increased five basis points (“bps”) from the prior quarter at 3.80%, and the cost of interest bearing liabilities increased three basis points to 0.47% driven by seasonal deposit migration and higher interest rates on borrowings. Average interest earning assets were up $113.4 million, or 1.4%, as compared to the prior quarter, primarily driven by an $106.2 million increase in loans.

Net interest income was $71.9 million for the third quarter of 2017, up $5.3 million, or 7.9%, from the third quarter of 2016. FTE net interest margin of 3.47% was up seven bps from the third quarter of 2016 as the improvement in asset yields were partially offset by the increase in cost of interest bearing liabilities. Average interest earning assets were up $431.3 million, or 5.5%, from the same period in 2016, which was primarily driven by a $307.9 million increase in loans and a $129.3 million increase in securities.

Net interest income for the first nine months of 2017 was $210.0 million, up $13.0 million, or 6.6%, from the same period in 2016. FTE net interest margin of 3.46% for the nine months ended September 30, 2017, was up from 3.44% for the same period in 2016. Average interest earning assets were up $476.3 million, or 6.1%, for the nine months ended September 30, 2017, as compared to the same period in 2016, which was driven by a $307.4 million increase in loans and a $166.1 million increase in securities. Interest income increased $15.3 million, or 7.2% due to the increase in earning assets combined with a four bp improvement in asset yields. Interest expense was up $2.3 million, or 13.7%, for the nine months ended September 30, 2017 as compared to the same period in 2016 and resulted primarily from a three bp increase in rates driven by higher borrowing costs and increase in the average balance of interest bearing liabilities.

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

Three months ended,
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$9,000	$55	2.42%	$21,279	$29	0.54%
Securities available for sale (1)(2)	1,374,739	7,373	2.13%	1,257,335	6,112	1.93%
Securities held to maturity (1)	506,324	3,396	2.66%	494,400	3,158	2.54%
Investment in FRB and FHLB stock	49,902	682	5.42%	43,552	509	4.65%
Loans (3)	6,400,287	68,302	4.23%	6,092,371	63,601	4.15%
Total interest earning assets	8,340,252	$79,808	3.80%	7,908,937	$73,409	3.69%
Other assets	759,636			754,813
Total assets	$9,099,888			$8,663,750

Liabilities and stockholders’ equity:
Money market deposit accounts	$1,652,730	$978	0.23%	$1,636,815	$888	0.22%
NOW deposit accounts	1,130,940	272	0.10%	1,053,590	134	0.05%
Savings deposits	1,232,823	180	0.06%	1,146,013	169	0.06%
Time deposits	805,435	2,218	1.09%	902,185	2,416	1.07%
Total interest bearing deposits	$4,821,928	$3,648	0.30%	$4,738,603	$3,607	0.30%
Short-term borrowings	773,074	1,870	0.96%	611,339	761	0.50%
Long-term debt	88,935	589	2.63%	110,703	819	2.94%
Junior subordinated debt	101,196	810	3.18%	101,196	660	2.59%
Total interest bearing liabilities	$5,785,133	$6,917	0.47%	$5,561,841	$5,847	0.42%
Demand deposits	2,260,973			2,079,266
Other liabilities	103,225			118,198
Stockholders’ equity	950,557			904,445
Total liabilities and stockholders’ equity	$9,099,888			$8,663,750
Net FTE interest income		$72,891			$67,562
Interest rate spread			3.33%			3.27%
Net interest margin			3.47%			3.40%
Taxable equivalent adjustment		961			900
Net interest income		$71,930			$66,662

(1)	Securities are shown at average amortized cost.
(2)	Excluding unrealized gains or losses.
(3)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
Note: Interest income for tax-exempt securities and loans has been adjusted to a FTE basis using the statutory Federal income tax rate of 35%.

Nine months ended,
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$10,927	$144	1.76%	$17,009	$72	0.57%
Securities available for sale (1)(2)	1,363,506	21,815	2.14%	1,224,500	18,286	1.99%
Securities held to maturity (1)	513,447	10,178	2.65%	486,299	9,111	2.50%
Investment in FRB and FHLB stock	47,466	1,866	5.26%	38,672	1,369	4.73%
Loans (3)	6,302,494	198,027	4.20%	5,995,063	187,629	4.18%
Total interest earning assets	8,237,840	$232,030	3.77%	7,761,543	$216,467	3.73%
Other assets	753,873			733,771
Total assets	$8,991,713			$8,495,314

Liabilities and stockholders’ equity:
Money market deposit accounts	$1,687,998	$2,791	0.22%	$1,666,687	$2,720	0.22%
NOW deposit accounts	1,137,424	682	0.08%	1,059,787	400	0.05%
Savings deposits	1,213,990	509	0.06%	1,131,768	491	0.06%
Time deposits	825,594	6,676	1.08%	910,034	7,198	1.06%
Total interest bearing deposits	$4,865,006	$10,658	0.29%	$4,768,276	$10,809	0.30%
Short-term borrowings	691,919	4,375	0.85%	488,906	1,668	0.46%
Long-term debt	97,561	1,794	2.46%	121,950	2,425	2.66%
Junior subordinated deb	101,196	2,308	3.05%	101,196	1,920	2.53%
Total interest bearing liabilities	$5,755,682	$19,135	0.44%	$5,480,328	$16,822	0.41%
Demand deposits	2,201,309			2,014,963
Other liabilities	97,443			108,373
Stockholders’ equity	937,279			891,650
Total liabilities and stockholders’ equity	$8,991,713			$8,495,314
Net FTE interest income		$212,895			$199,645
Interest rate spread			3.33%			3.32%
Net interest margin			3.46%			3.44%
Taxable equivalent adjustment		2,853			2,629
Net interest income		$210,042			$197,016

(1)	Securities are shown at average amortized cost less OTTI write downs.
(2)	Excluding unrealized gains or losses.
(3)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
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

Three months ended September 30,
	Increase (Decrease) 2017 over 2016
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$(25)	$51	$26
Securities available for sale	608	653	1,261
Securities held to maturity	81	157	238
Investment in FRB and FHLB stock	81	92	173
Loans	3,394	1,307	4,701
Total FTE interest income	$4,139	$2,260	$6,399

Money market deposit accounts	$9	$81	$90
NOW deposit accounts	11	127	138
Savings deposits	13	(2)	11
Time deposits	(260)	62	(198)
Short-term borrowings	244	865	1,109
Junior subordinated debt	-	150	150
Long-term debt	(149)	(81)	(230)
Total interest expense	$(132)	$1,202	$1,070

Change in FTE net interest income	$4,271	$1,058	$5,329

Nine months ended September 30,
	Increase (Decrease) 2017 over 2016
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$(34)	$106	$72
Securities available for sale	2,155	1,374	3,529
Securities held to maturity	519	548	1,067
Investment in FRB and FHLB stock	333	164	497
Loans	9,498	900	10,398
Total FTE interest income	$12,471	$3,092	$15,563

Money market deposit accounts	$34	$37	$71
NOW deposit accounts	31	251	282
Savings deposits	35	(17)	18
Time deposits	(685)	163	(522)
Short-term borrowings	885	1,822	2,707
Junior subordinated debt	-	388	388
Long-term debt	(460)	(171)	(631)
Total interest expense	$(160)	$2,473	$2,313

Change in FTE net interest income	$12,631	$619	$13,250

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

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
(In thousands)
Insurance and other financial services revenue	$5,536	$6,114	$17,927	$18,685
Service charges on deposit accounts	4,261	4,354	12,399	12,459
ATM and debit card fees	5,557	5,063	16,025	14,580
Retirement plan administration fees	5,272	4,129	14,881	11,937
Trust	4,927	4,535	14,620	13,848
Bank owned life insurance	1,284	1,336	3,913	3,898
Net securities gains	(4)	-	(2)	30
Other	3,945	4,113	10,069	12,188
Total noninterest income	$30,778	$29,644	$89,832	$87,625

Noninterest income for the three months ended September 30, 2017 was $30.8 million, up $0.5 million, or 1.6%, from the prior quarter and up $1.1 million, or 3.8%, from the third quarter of 2016. The increase from the prior quarter was driven by higher other noninterest income due to higher swap fee income. The increase in noninterest income from the third quarter of 2016 was driven by higher retirement plan administration, ATM and debit card fees and trust revenue that were offset by lower insurance and other financial services revenue during the third quarter of 2017. Retirement plan administration fees increased in the third quarter of 2017 as compared to the third quarter of 2016 due primarily to the acquisition of Downeast Pension Services (“DPS”) in the second quarter of 2017. ATM and debit card fees increased from the prior quarters due to higher number of accounts and usage. Trust revenue increased due to account growth. The increases were partially offset by lower insurance and other financial services revenue from the same period of 2016.

Noninterest income for the nine months ended September 30, 2017 was $89.8 million, up $2.2 million, or 2.5%, from the same period of 2016. The increase in noninterest income from the prior year was driven by higher retirement plan administration, ATM and debit card fees and trust revenue that were partially offset by lower insurance and other financial services and other noninterest income during the first nine months of 2017 as compared to the same period in 2016. Retirement plan administration fees increased in 2017 as compared to the prior year due primarily to acquisitions completed in 2016 and the acquisition of DPS in the second quarter of 2017. ATM and debit card fees increased from the prior year due to higher number of accounts and usage in 2017 as compared to 2016. Trust revenue increased from the prior year due to account growth.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
(In thousands)
Salaries and employee benefits	$32,740	$32,783	$99,081	$98,155
Occupancy	5,174	5,035	16,528	15,780
Data processing and communications	4,399	4,183	12,826	12,354
Professional fees and outside services	3,107	3,343	9,748	9,905
Equipment	3,733	3,656	11,224	10,663
Office supplies and postage	1,432	1,438	4,680	4,661
FDIC expenses	1,257	1,287	3,571	3,838
Advertising	665	634	1,711	1,733
Amortization of intangible assets	993	952	2,999	2,976
Loan collection and other real estate owned	1,684	985	3,627	2,535
Other	5,417	5,318	16,209	15,683
Total noninterest expense	$60,601	$59,614	$182,204	$178,283

Noninterest expense for the three months ended September 30, 2017 was $60.6 million, up $0.3 million, or 0.5%, from the prior quarter and up $1.0 million, or 1.7%, from the third quarter of 2016. The increases from the prior quarter and the same quarter of the prior year were driven by increases in loan collection and other real estate owned due primarily to the write-down of a commercial property.

Noninterest expense for the nine months ended September 30, 2017 was $182.2 million, up $3.9 million, or 2.2%, from the same period of 2016. The increase from the prior year was driven by higher loan collection and other real estate owned expense due primarily to commercial property write-downs. Salaries and employee benefits, occupancy, equipment, data processing and communications and other noninterest expenses also increased in the first nine months of 2017 as compared to the same period of 2016.

Income Taxes

In the first quarter of 2017, NBT adopted new accounting guidance for equity-based transactions requiring that all excess tax benefits and tax deficiencies associated with equity-based compensation be recognized as an income tax benefit or expense in the income statement. Previously, tax effects resulting from changes in NBT’s share price subsequent to the grant date were recorded through stockholders’ equity at the time of vesting or exercise. The adoption of the accounting guidance resulted in income tax benefits of $1.4 million, $0.1 million and $0.2 million, in the first, second and third quarters of 2017, respectively. The year-to-date impact to diluted earnings per share was $0.04.

Income tax expense for the three months ended September 30, 2017 was $11.3 million, up $0.7 million, or 6.2%, from the prior quarter and up $1.0 million, or 10.1%, from the third quarter of 2016. The effective tax rate of 33.1% for the third quarter of 2017 was down from 33.3% for the second quarter of 2017 and down from 34.0% for the third quarter of 2016. The increase in income tax expense from the prior quarter was due to a higher level of taxable income. The decrease in the effective tax rate from the third quarter of 2016 was due to a higher level of non-taxable income in the third quarter of 2017 as compared to the same period of the prior year. Excluding the tax benefit of the new accounting guidance, the effective tax rate was 33.6% and 33.7% for the second and third quarters of 2017, respectively.

Income tax expense for the nine months ended September 30, 2017 was $30.3 million, consistent with the same period of 2016. The effective tax rate of 32.0% for the first nine months of 2017 was down from 34.0% for the same period in the prior year. The decrease from the prior year was primarily due to the $1.7 million income tax benefit related to the adoption of new accounting guidance in 2017 offset by a higher level of taxable income in the first nine months of 2017 compared to the same period in 2016. Excluding the tax benefit of the new accounting guidance, the effective tax rate was 33.8% for the first nine months of 2017.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities decreased $12.7 million, or 0.7%, from December 31, 2016 to September 30, 2017. The securities portfolio represents 20.3% of total assets as of September 30, 2017 as compared to 21.2% as of December 31, 2016.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	September 30, 2017	December 31, 2016
Mortgage-backed securities:
With maturities 15 years or less	30%	28%
With maturities greater than 15 years	6%	5%
Collateral mortgage obligations	41%	42%
Municipal securities	13%	14%
US agency notes	9%	10%
Other	1%	1%
Total	100%	100%

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

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	September 30, 2017	December 31, 2016
Residential real estate mortgages	$1,302,577	$1,262,614
Commercial	1,307,560	1,242,701
Commercial real estate mortgages	1,654,727	1,543,301
Consumer	1,700,340	1,641,657
Home equity	501,730	507,784
Total loans	$6,466,934	$6,198,057

Total loans increased by $268.9 million, or 4.3%, at September 30, 2017 from December 31, 2016, or 5.8% annualized during the nine months ended September 30, 2017. Loan growth in the first nine months of 2017 resulted from growth in the commercial, residential and consumer portfolios. Total loans represent approximately 70.6% of assets as of September 30, 2017, as compared to 69.9% as of December 31, 2016. Total loans represent approximately 89.4% of deposits as of September 30, 2017, as compared to 88.9% as of December 31, 2016.

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

Allowance For Loan Losses
	Three months ended
(Dollars in thousands)	September 30, 2017		September 30, 2016
Balance, beginning of period	$66,600		$64,568
Recoveries	1,835		1,537
Charge-offs	(7,974)		(6,825)
Net charge-offs	$(6,139)		$(5,288)
Provision for loan losses	7,889		6,388
Balance, end of period	$68,350		$65,668
Composition of Net Charge-offs
Commercial and agricultural	$(308)	5%	$(125)	2%
Real estate mortgage	(298)	5%	(15)	1%
Consumer	(5,533)	90%	(5,148)	97%
Net charge-offs	$(6,139)	100%	$(5,288)	100%
Annualized net charge-offs to average loans	0.38%		0.35%

Allowance For Loan Losses
	Nine months ended
	September 30, 2017		September 30, 2016
Balance, beginning of period	$65,200		$63,018
Recoveries	4,765		4,635
Charge-offs	(24,450)		(19,251)
Net charge-offs	$(19,685)		$(14,616)
Provision for loan losses	22,835		17,266
Balance, end of period	$68,350		$65,668
Composition of Net Charge-offs
Commercial and agricultural	$(2,072)	11%	$(107)	1%
Real estate mortgage	(1,551)	8%	(879)	6%
Consumer	(16,062)	81%	(13,630)	93%
Net charge-offs	$(19,685)	100%	$(14,616)	100%
Annualized net charge-offs to average loans	0.42%		0.33%

Net charge-offs were $6.1 million for the three months ended September 30, 2017, as compared to $6.7 million for the prior quarter and $5.3 million for the third quarter of 2016. Provision expense was $7.9 million for the three months ended September 30, 2017, as compared with $7.6 million for the prior quarter and $6.4 million for the third quarter of 2016. Provision expense increased as compared to the same period of the prior year due to loan growth and higher charge-offs driven by the commercial portfolio. Annualized net charge-offs to average loans for the third quarter of 2017 was 0.38% down from 0.42% for the second quarter of 2017 and up from 0.35% for the third quarter of 2016.

Net charge-offs were $19.7 million for the nine months ended September 30, 2017, as compared to $14.6 million for the same period of 2016. Provision expense was $22.8 million for the nine months ended September 30, 2017, as compared with $17.3 million for same period of 2016. Provision expense increased as compared to the first nine months of 2016 due to loan growth and higher net charge-offs driven by the commercial portfolio. Annualized net charge-offs to average loans for the first nine months of 2017 was 0.42% compared with 0.33% for the first nine months of 2016.

The allowance for loan losses totaled $68.4 million at September 30, 2017, compared to $66.6 million at June 30, 2017 and $65.7 million at September 30, 2016. The allowance for loan losses as a percentage of loans was 1.06% (1.13% excluding acquired loans) at September 30, 2017, compared to 1.05% (1.13% excluding acquired loans) at June 30, 2017 and 1.07% (1.15% excluding acquired loans) at September 30, 2016.

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

(Dollars in thousands)	September 30, 2017		December 31, 2016
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$9,630	41%	$19,351	54%
Real estate mortgages	6,462	28%	8,027	23%
Consumer	4,343	18%	4,653	13%
Troubled debt restructured loans	3,018	13%	3,681	10%
Total nonaccrual loans	$23,453	100%	$35,712	100%
Loans 90 days or more past due and still accruing
Real estate mortgages	$634	19%	$1,733	36%
Consumer	2,754	81%	3,077	64%
Total loans 90 days or more past due and still accruing	$3,388	100%	$4,810	100%

Total nonperforming loans	$26,841		$40,522
OREO	4,230		5,581
Total nonperforming assets	$31,071		$46,103
Total nonperforming loans to total loans	0.42%		0.65%
Total nonperforming assets to total assets	0.34%		0.52%
Allowance for loan losses to total nonperforming loans	254.65%		160.90%

Nonperforming loans to total loans was 0.42% at September 30, 2017, down eight bps from 0.50% for the prior quarter and down 31 bps from 0.73% at September 30, 2016. Past due loans as a percentage of total loans were 0.63% at September 30, 2017, as compared to 0.59% at June 30, 2017 and 0.57% at September 30, 2016.

For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to the acquisition or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans. As of September 30, 2017, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.13% and 289.67%, respectively. As of December 31, 2016, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.13% and 186.82%, respectively.

In addition to nonperforming loans, the Company has also identified approximately $63.5 million in potential problem loans at September 30, 2017 as compared to $70.0 million at December 31, 2016. At September 30, 2017, potential problem loans primarily consisted of commercial real estate, commercial and agricultural loans. Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms, which may result in classification of such loans as nonperforming at some time in the future. Potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses.

Deposits

Total deposits were $7.2 billion at September 30, 2017, up $257.5 million, or 3.7%, from December 31, 2016. Total average deposits increased $283.1 million, or 4.2%, for the nine months ended September 30, 2017 as compared to the same period last year driven primarily by growth in non-interest bearing demand deposits of $186.3 million, or 9.2%, combined with a $96.7 million, or 2.0%, increase in interest bearing deposits due to growth in money market deposit accounts, NOW deposit accounts and savings accounts.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $682.0 million at September 30, 2017 compared to $681.7 million at December 31, 2016. The notional value of interest rate swaps hedging cash flows related to short-term borrowings totaled $250.0 million at September 30, 2017 and December 31, 2016. Long-term debt was $88.9 million at September 30, 2017 compared to $104.1 million at December 31, 2016. Junior subordinated debt was $101.2 million at September 30, 2017 and December 31, 2016.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders’ equity of $955.2 million represented 10.43% of total assets at September 30, 2017 compared with $913.3 million, or 10.30% as of December 31, 2016. The increase in stockholders’ equity resulted primarily from net income of $64.5 million for the nine months ending September 30, 2017, partially offset by dividends paid of $30.1 million during the period.

The Company did not purchase shares of its common stock during the nine months ended September 30, 2017. As of September 30, 2017, there were 1,000,000 shares available for repurchase under a plan authorized on March 28, 2016, which expires on December 31, 2017. On October 23, 2017, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock. This plan expires on December 31, 2019.

The Board of Directors considers the Company’s earnings position and earnings potential when making dividend decisions. The Company’s Board of Directors approved a 2017 fourth-quarter cash dividend of $0.23 per share at a meeting held on October 23, 2017. The dividend will be paid on December 15, 2017 to stockholders of record as of December 1, 2017. The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2017 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	September 30, 2017	December 31, 2016
Tier 1 leverage ratio	9.12%	9.11%
Common equity tier 1 capital ratio	10.08%	9.98%
Tier 1 capital ratio	11.46%	11.42%
Total risk-based capital ratio	12.45%	12.39%
Cash dividends as a percentage of net income	46.61%	50.00%
Per common share:
Book value	$21.94	$21.11
Tangible book value (1)	$15.42	$14.61

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.

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

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12 month period. Two additional models are run with static balance sheets: (1) a gradual increase of 200 bps and (2) a gradual decrease of 100 bps taking place over a 12 month period. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario.

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

Net interest income for the next 12 months in the +200 and -100 bps scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2017 balance sheet position:

Interest Rate Sensitivity Analysis

Change in interest rates	Percent change in
(in bps points)	net interest income
+200	(2.03%)
-100	(3.45%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. Basic Surplus is calculated by subtracting short-term liabilities from liquid assets. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At September 30, 2017, the Company’s Basic Surplus measurement was 12.7% of total assets or approximately $1.2 billion as compared to the December 31, 2016 Basic Surplus of 13.6% or $1.2 billion and was above the Company’s minimum of 5% or $0.5 billion set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (“OCC”) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2017, approximately $98.0 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At September 30, 2017 and December 31, 2016, Federal Home Loan Bank (“FHLB”) advances outstanding totaled approximately $622.4 million and $598.0 million, respectively. The Company’s FHLB advances are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $0.9 billion at September 30, 2017 and $0.8 billion at December 31, 2016. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $560.2 million at September 30, 2017 or used to collateralize other borrowings, such as repurchase agreements. At September 30, 2017 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.9 billion.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - CONTROLS AND PROCEDURES

The  Company’s  management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company’s  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective.

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

(c)
The Company did not purchase any shares of its common stock during the third quarter of 2017. The Company’s Board of Directors approved a repurchase program on March 28, 2016 for NBT to repurchase up to 1,000,000 shares of its outstanding common stock. No shares have been repurchased under this plan, which expires on December 31, 2017. On October 23, 2017, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock. This plan expires on December 31, 2019.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

None

Item 5 – OTHER INFORMATION

None

Item 6 – EXHIBITS

3.1
Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to Registrant’s Form 10-Q, filed on August 10, 2015 and incorporated herein by reference)

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

4.3
Specimen common stock certificate for NBT’s Bancorp Inc. common stock (filed as Exhibit 4.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4, filed on December 27, 2005 and incorporated herein by reference).

10.1
Form of Amendment to Employment Agreements, dated September 27, 2017, by and between NBT Bancorp Inc. and John H. Watt, Jr., Timothy L. Brenner, and F. Sheldon Prentice (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on September 29, 2017 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2017.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer