Form 10-K
period 2017-12-31
NBT BANCORP INC
filed 2018-03-01
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for  the  past  90  days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Based on the closing price of the registrant’s common stock as of June 30, 2017, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $1,569,184,151.

The number of shares of common stock outstanding as of February 9, 2018, was 43,592,795.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2018 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2017

PART I

ITEM 1.	Business

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2017 had assets of $9.1 billion and stockholders’ equity of $958.2 million.

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

The Company’s business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont and the southern coastal Maine area. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making providing a broad array of banking and financial services to retail, commercial and municipal customers. The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest and dividend income earned on its earning assets, primarily loans and investments and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan losses and noninterest income, such as service charges on deposit accounts, insurance and other financial services revenue, trust revenue and gains/losses on securities sales, bank owned life insurance income, ATM and debit card fees and retirement plan administration fees as well as noninterest expense, such as salaries and employee benefits, occupancy, equipment, data processing and communications, professional fees and outside services, office supplies and postage, amortization of intangible assets, loan collection and other real estate owned ("OREO") expenses, advertising, FDIC expenses and other expenses.

Some of the market areas that the Company serves are experiencing economic challenges and volatility. A variety of factors (e.g., any substantial rise in inflation or rise in unemployment rates, decrease in consumer confidence, adverse international economic conditions, natural disasters, war or political instability) may affect both the Company’s markets and the national market. The Company will continue to emphasize managing its funding costs and lending and investment rates to maintain profitability effectively. In addition, the Company will continue to seek and maintain relationships that can generate noninterest income. We anticipate that this approach should help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles and local economic factors.

NBT Bank, N.A.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, Vermont and southern coastal Maine market areas.

Through its network of branch locations, the Bank offers a wide range of products and services tailored to individuals, businesses and municipalities. Deposit products offered by the Bank include demand deposit accounts, savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts (“MMDA”) and certificate of deposit (“CD”) accounts. The Bank offers various types of each deposit account to accommodate the needs of its customers with varying rates, terms and features. Loan products offered by the Bank include indirect and direct consumer loans, home equity loans, mortgages, business banking loans and commercial loans, with varying rates, terms and features to accommodate the needs of its customers. The Bank also offers various other products and services through its branch network such as trust and investment services and financial planning and life insurance services. In addition to its branch network, the Bank also offers access to certain products and services electronically through 24-hour online, mobile and telephone channels that enable customers to check balances, make deposits, transfer funds, pay bills, access statements, apply for loans and access various other products and services.

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

Operating Subsidiaries of the Bank

The Bank has seven operating subsidiaries, NBT Capital Corp., Broad Street Property Associates, Inc., NBT Services, Inc., CNB Realty Trust, Alliance Preferred Funding Corp., Alliance Leasing, Inc. and Columbia Ridge Capital Management, Inc. NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses to develop and grow primarily in the markets they serve. Broad Street Property Associates, Inc., formed in 2004, is a property management company. CNB Realty Trust, formed in 1998, is a real estate investment trust. Alliance Preferred Funding Corp., formed in 1999, is a real estate investment trust. Alliance Leasing, Inc. was formed in 2002 to provide equipment leasing services. Columbia Ridge Capital Management, Inc. was acquired in 2016 and is a registered investment advisor that provides investment management and financial consulting services.

Competition

The financial services industry, including commercial banking, is highly competitive and we encounter strong competition for deposits, loans and other financial products and services in our market area. The increasingly competitive environment is the result of the continued low rate environment, changes in regulation, changes in technology and product delivery systems, additional financial service providers and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

Some of the Company’s nonbanking competitors have fewer regulatory constraints and may have lower cost structures. In addition, some of the Company’s competitors have assets, capital and lending limits greater than that of the Company, have greater access to capital markets and offer a broader range of products and services than the Company. These institutions may have the ability to finance wide-ranging advertising campaigns and may be able to offer lower rates on loans and higher rates on deposits than the Company can offer. Some of these institutions offer services, such as credit cards and international banking, which the Company does not directly offer.

Various in-state market competitors and out-of-state banks continue to enter or have announced plans to enter or expand their presence in the market areas in which the Company currently operates. With the addition of new banking presences within our market, the Company expects increased competition for loans, deposits and other financial products and services.

In order to compete with other financial services providers, the Company stresses the community nature of its banking operations and principally relies upon local promotional activities, personal relationships established by officers, directors and employees with their customers and specialized services tailored to meet the needs of the communities served. We also offer certain customer services, such as agricultural lending, that many of our larger competitors do not offer. While the Company’s position varies by market, the Company’s management believes that it can compete effectively as a result of local market knowledge, local decision making and awareness of customer needs.

The table below summarizes the Bank’s deposits and market share by the thirty-eight counties of New York, Pennsylvania, New Hampshire, Massachusetts, Vermont and Maine in which it had customer facilities as of June 30, 2017.  Market share is based on deposits of all commercial banks, credit unions, savings and loans associations and savings banks.

County	State	Deposits in thousands*	Market Share	Market Rank	Number of Branches*	Number of ATMs*
Chenango	NY	$912,559	95.23%	1	11	12
Fulton	NY	469,501	63.14%	1	5	6
Schoharie	NY	220,361	48.22%	1	4	4
Hamilton	NY	44,578	44.66%	2	1	1
Cortland	NY	278,943	40.65%	1	5	7
Montgomery	NY	264,234	36.53%	2	5	4
Otsego	NY	355,933	32.80%	2	8	11
Delaware	NY	312,890	31.89%	1	5	5
Essex	NY	199,357	27.62%	2	3	5
Madison	NY	223,268	25.35%	2	4	8
Susquehanna	PA	174,753	20.41%	2	5	7
Broome	NY	370,208	13.75%	2	7	10
Saint Lawrence	NY	165,489	13.68%	3	5	5
Oneida	NY	475,730	13.38%	4	7	9
Pike	PA	82,836	11.45%	5	2	2
Oswego	NY	140,096	11.28%	4	4	6
Wayne	PA	118,528	9.20%	4	3	4
Herkimer	NY	59,319	9.02%	4	2	1
Tioga	NY	34,906	7.75%	5	1	1
Clinton	NY	105,184	7.63%	5	3	3
Lackawanna	PA	413,114	7.28%	6	12	17
Schenectady	NY	158,950	5.79%	5	2	2
Franklin	NY	28,894	5.54%	4	1	1
Onondaga	NY	454,061	4.22%	6	11	13
Saratoga	NY	153,381	3.42%	8	4	4
Monroe	PA	79,468	2.96%	8	4	4
Berkshire	MA	124,705	2.93%	7	6	6
Greene	NY	39,733	2.84%	5	2	2
Warren	NY	45,380	2.56%	7	2	3
Chittenden	VT	81,225	1.84%	7	3	3
Cheshire	NH	27,215	1.81%	7	1	-
Rensselaer	NY	31,153	1.62%	10	1	1
Luzerne	PA	79,314	1.32%	13	4	6
Albany	NY	226,583	1.14%	9	4	5
Hillsborough	NH	74,688	0.66%	12	2	2
Rutland	VT	4,281	0.43%	9	1	1
Rockingham	NH	9,923	0.13%	22	1	2
Cumberland	ME	7,712	0.09%	16	1	-
		$7,048,453			152	183

Source: SNL Financial LLC
* Branch and ATM data is as of December 31, 2017.

Data Privacy and Security Practices

The Company’s enterprise security strategy revolves around people, processes and technology. The program is designed to assist our customers in managing their risks across the supply chain. The Company employs a defense in depth strategy, which combines physical control measures with logical control measures and uses a layered security model to provide end-to-end security of Company and client information. The high-level objective of the information security program is to protect the confidentiality, integrity and availability of all information assets in our environment. We accomplish this by building our program around six foundational control areas: program oversight and governance, safeguards and controls, security awareness training, service provider oversight, incident response and business continuity. The Company’s data security and privacy practices are in compliance with all applicable laws and regulations including the Gramm-Leach Bliley Act of 2001 and applicable privacy laws described under the heading Supervision and Regulation in this Item 1. Business section.

The controls identified in our enterprise security program are managed by various stakeholders throughout the Company and monitored by the information security team. All employees are required to take information security and privacy training at when they join the Company and then complete annual online training certification and ad hoc face to face trainings. The Company engages outside consultants to perform periodic audits of our information and data security controls and processes including penetration testing of the Company’s public facing websites and corporate networks. The Board of Directors requires the Information Security Officer to report to them the status of the overall information security and data privacy program.

Investment in Human Capital

The Company’s strategic initiative regarding investing in human capital includes key initiatives to attract, develop and retain our valued employees. Talent management continues to be a top priority as specific competencies are predicted to be in short-supply with the transition of our baby boomer population into retirement.

To aid in retention and attract talent, the Company took advantage of the recent Tax Reform Act to increase our minimum hiring pay rate to $15 per hour and provided a 5% pay increase to the remaining employees earning $50,000 and under annually. We implemented a new and detailed compensation program in 2017 to align career path programs and reward performance. The Company’s incentive programs recognize all full-time employees at all levels and are designed to motivate employees to support achievement of company success, with appropriate risk assessment and prevention measures designed to prevent fraud.

Learning and Development

The Company focuses on the future by encouraging and promoting internal development. We have four distinct programs that address and encourage development and foster retention. Our high-potential program is in its fifth cycle of leader development. Our emerging leaders program develops our up-and-coming next generation of leaders. Our management development program aims at attracting key external talent, particularly through benefit programs such as financial education, tuition repayment, graduate school tuition assistance and flexible work arrangements. The program has placed many graduates in key positions where they have made significant contributions. Our professional development program provides an entry point for early career professions.  This program provides an overview of banking functions over a 12-18 month period, ultimately placing employees with working knowledge in positions of responsibility around the Company.  In addition, employees have access to career paths throughout the Company’s business areas, supported by individual development plans and internal learning management system resources.

Diversity and Inclusion

We have enhanced the visibility and structure of our long-standing commitment to diversity and inclusion ("D&I"). Our Chief Diversity Officer, named in 2017, has placed a high level of focus on relevant and impactful D&I initiatives by building upon our strong cultural foundation. Aligning with the data from our annual employee engagement survey, a three-year strategic roadmap has been developed by the D&I steering committee.  The Company has a D&I steering committee comprised of members of the executive team, including the Chief Executive Officer. The plan is shared with our board of directors, management and employees, who are often included in implementing specific action items.

The Company developed a purpose statement to support the D&I initiative, which states that the Company strives to create an environment that is open and welcoming to all, leading to high employee engagement and job performance.  We believe this will enable the Company to outperform our peers and ensure high levels of shareholder return and thus financial independence. We strive to ensure our executives are demonstrating the highest ethical leadership, are approachable and inspire trust.

Conduct and Ethics

In today’s world, it is critical that the board of directors and senior management vigorously endorse a no-tolerance stance for workplace harassment, biases and unethical behavior. The Company’s values-based Code of Business Conduct and Ethics is extensively communicated on our website, intranet, company newsletter and internally socialized through a blog entitled “Respectfully Yours.” Company-wide reminders regarding our intolerance of racial and sexual harassment have been provided to each employee this year in response to certain national events. Frequent training specific to managers and employees, regular publication of our whistleblower policy and reporting mechanisms provide framework to the Company’s motto of: “The right people. Doing the right things. In the right way.”

Engaging Employees

The Company seeks to further refine its workforce programs through its annual employee engagement survey, which has a high 90% participation rate and provides valuable insight into the Company’s areas of strength and opportunities to enhance strategies. Based on the most recent survey, high impact strengths included leadership, alignment to company goals and individual work, sense of team and identity, autonomy to get things done, access to learning and development and social responsibility. The executive team owns several initiatives directly tied to the survey feedback. The Company believes that engaged employees will drive retention and effort, ultimately correlating to a better experience for our customers.

Supervision and Regulation

The Company, the Bank and certain of its non-banking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, federal deposit insurance funds and the stability of the U.S. banking system. This system is not designed to protect equity investors in bank holding companies, such as the Company.

Set forth below is a summary of the significant laws and regulations applicable to the Company and its subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Such statutes, regulations and policies are subject to ongoing review by Congress and state legislatures and federal and state regulatory agencies. A change in any of the statutes, regulations or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the results of the Company.

Overview

The Company is a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and is subject to the supervision of and regular examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) as its primary federal regulator. The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company's common stock is listed on the NASDAQ Global Select market under the ticker symbol, “NBTB,” and the Company is subject to the NASDAQ stock market rules.

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

Since the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), U.S. banks and financial services firms have been subject to enhanced regulation and oversight. Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the federal banking agencies. While the current administration and its appointees to the federal banking agencies have expressed interest in reviewing, revising and perhaps, repealing portions of the Dodd-Frank Act and certain of its implementing regulations, it is not clear whether any such legislation or regulatory changes will be enacted or, if enacted, what the effect on the Company would be.

Federal Bank Holding Company Regulation

The Company is a bank holding company as defined by the BHC Act. The BHC Act generally limits the business of the Company to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto.” The Company has also qualified for and elected to be a financial holding company. Financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury), or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the FRB). If a bank holding company seeks to engage in the broader range of activities permitted under the BHC Act for financial holding companies, (i) the bank holding company and all of its depository institution subsidiaries must be “well-capitalized” and “well-managed,” as defined in the FRB's Regulation Y and (ii) it must file a declaration with the FRB that it elects to be a “financial holding company.” In order for a financial holding company to commence any activity that is financial in nature, incidental thereto, or complementary to a financial activity, or to acquire a company engaged in any such activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). See the section titled “Community Reinvestment Act of 1977” for further information relating to the CRA.

Regulation of Mergers and Acquisitions

The BHC Act, the Bank Merger Act and other federal and state statutes regulate acquisitions of depository institutions and their holding companies. The BHC Act requires prior FRB approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.

Under the Bank Merger Act, prior approval of the OCC is required for a national bank to merge with another bank where the national bank is the surviving bank or to purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the federal banking agencies will consider, among other criteria, the competitive effect and public benefits of the transactions, the capital position of the combined banking organization, the applicant's performance record under the CRA and the effectiveness of the subject organizations in combating money laundering activities.

As a financial holding company, the Company is permitted to acquire control of non-depository institutions engaged in activities that are financial in nature and in activities that are incidental to financial activities without prior FRB approval. However, the BHC Act, as amended by the Dodd-Frank Act, requires prior written approval from the FRB or prior written notice to the FRB before a financial holding company may acquire control of a company with consolidated assets of $10 billion or more.

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

Affiliate and Insider Transactions

Transactions between the Bank and its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s implementing Regulation W. An “affiliate” of a bank includes any company or entity that controls, is controlled by or is under common control with the Bank. In a bank holding company context, at a minimum, the parent holding company of a bank and companies that are controlled by such parent holding company, are affiliates of the bank. Generally, sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses in transactions with affiliates. These sections place quantitative and qualitative limitations on covered transactions between the Bank and its affiliates and require that all transactions between a bank and its affiliates occur on market terms that are consistent with safe and sound banking practices.

Section 22(h) of the FRA and its implementing Regulation O restricts loans to directors, executive officers and principal stockholders (“Insiders”). Under Section 22(h), loans to Insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank's total capital and surplus. Loans to Insiders above specified amounts must receive the prior approval of the Bank’s board of directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such Insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the Insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Federal Deposit Insurance and Brokered Deposits

The FDIC’s deposit insurance limit is $250,000 per depositor, per insured bank, for each account ownership category. The Bank’s deposit accounts are fully insured by the FDIC Deposit Insurance Fund (the “DIF”) up to the deposit insurance limits in accordance with applicable laws and regulations.

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating (“CAMELS rating”). The risk matrix uses different risk categories distinguished by capital levels and supervisory ratings. As a result of the Dodd-Frank Act, the base for deposit insurance assessments is now consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. In addition to deposit insurance assessments, the Federal Deposit Insurance Act (“FDIA”) provides for additional assessments related to outstanding bonds issued by The Financing Corporation ("FICO"). The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Company. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. Outstanding FICO bonds mature through 2019.

Under FDIC laws and regulations, no FDIC-insured depository institution can accept brokered deposits unless it is well-capitalized or unless it is adequately capitalized and receives a waiver from the FDIC. Applicable laws and regulations also prohibit any depository institution that is not well-capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates.

The Dodd-Frank Act requires that the FDIC raise the minimum reserve ratio of the DIF from 1.15% to 1.35% and that the FDIC offset the effect of this increase on insured depository institutions with total consolidated assets of less than $10 billion. In March 2016, the FDIC issued a final rule affecting insured depository institutions with total consolidated assets of more than $10 billion. The final rule imposes a surcharge of 4.5 cents per $100 of the institution’s assessment base on deposit insurance assessment rates paid by these larger institutions. If the reserve ratio does not reach 1.35% by December 31, 2018, through implementation of the surcharge, the FDIC will impose an additional, one-time shortfall assessment on insured depository institutions with more than $10 billion in assets on March 31, 2019, to be paid by June 30, 2019. The FDIC also has authority to further increase deposit insurance assessments. At this time, the Bank is not subject to this surcharge.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank's management is not aware of any practice, condition or violation that might lead to the termination of its deposit insurance.

Federal Home Loan Bank System

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.125% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25.0 million. The Bank was in compliance with FHLB rules and requirements as of December 31, 2017.

Debit Card Interchange Fees

The Dodd-Frank Act requires that any interchange transaction fee charged for a debit transaction be reasonable and proportional to the cost incurred by the issuer for the transaction. FRB regulations mandated by the Dodd-Frank Act limit interchange fees on debit cards to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. The rule also permits a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer developing, implementing and updating reasonably designed fraud-prevention policies and procedures. Issuers that, together with their affiliates, have less than $10 billion of assets, such as the Company, are exempt from the debit card interchange fee standards. However, FRB regulations prohibit all issuers, including the Company and the Bank, from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks.

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

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. When fully phased-in on January 1, 2019, the capital standards applicable to the Company and the Bank will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%. The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures and resulting in higher risk weights for a variety of asset classes.

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

In addition, under the prior general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in stockholders’ equity (for example, marks-to-market of securities held in the available for sale ("AFS") portfolio) under GAAP were excluded for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using the advanced approaches, including the Company and the Bank, were permitted to make a one-time permanent election to continue to exclude these items in January 2015. The Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued after May 19, 2010, from inclusion in bank holding companies’ Tier 1 capital.

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

In September 2017, the federal banking agencies proposed simplifying the Capital Rules. The proposal would apply primarily to non-advanced approaches institutions, such as the Company. The proposal would simplify and clarify a number of the more complex aspects of the Capital Rules, including the treatment for certain acquisition, development and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions and minority interest. In November 2017, the FRB finalized a rule extending the currently applicable capital rules for non-advanced approaches institutions, including the treatment of mortgage servicing assets. That rule is in effect pending the comment period and review of the general proposal to simplify the Capital Rules for non-advanced approaches institutions.

Management believes that the Company is in compliance, and will continue to be in compliance, with the targeted capital ratios as such requirements are phased in.

Prompt Corrective Action and Safety and Soundness

Pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), federal banking agencies are required to take “prompt corrective action” (“PCA”) should an insured depository institutions fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized or undercapitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice, warrants such treatment.

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

Bank holding companies and insured depository institutions may also be subject to potential enforcement actions of varying levels of severity for unsafe or unsound practices in conducting their business or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors and other institution−affiliated parties; the termination of the insured depository institution’s deposit insurance; the appointment of a conservator or receiver for the insured depository institution; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Regulations implementing the Volcker Rule define the term "covered fund" as any issuer that would be an investment company under the Investment Company Act but for the exemptions in section 3(c)(1) or 3(c)(7) of that Act, which includes collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulations provide an exemption for CLOs meeting certain requirements. Compliance with the Volcker Rule was required on July 21, 2017. Given the Company’s size and the scope of its activities, the implementation of the Volcker Rule did not have a significant effect on its consolidated financial statements.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Consumer Protection and CFPB Supervision

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent agency charged with responsibility for implementing, enforcing and examining compliance with federal consumer financial laws. The CFPB has examination authority over all banks and savings institutions with more than $10 billion in assets. As the Company is below this threshold, the OCC continues to exercise primary examination authority over the Bank with regard to compliance with federal consumer financial laws and regulations. Under the Dodd-Frank Act, state attorneys general are empowered to enforce rules issued by the CFPB.

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

USA PATRIOT Act

The Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns and are prohibited from dealing with foreign "shell banks" and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. On May 11, 2018, the Bank must comply with the new Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and explicitly include risk-based procedures for conducting ongoing customer due diligence. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Company has a Bank Secrecy Act and USA PATRIOT Act board-approved compliance program commensurate with its risk profile and appetite.

Identity Theft Prevention

The Fair Credit Reporting Act’s (“FCRA”) Red Flags Rule requires financial institutions with covered accounts (e.g., consumer bank accounts and loans) to develop, implement and administer an identity theft prevention program. This program must include reasonable policies and procedures to detect suspicious patterns or practices that indicate the possibility of identity theft, such as inconsistencies in personal information or changes in account activity.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in or providing investment-related advice or assistance to a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

The GLBA requires that financial institutions implement comprehensive written information security programs that include administrative, technical and physical safeguards to protect consumer information. Further, pursuant to interpretive guidance issued under the GLBA and certain state laws, financial institutions are required to notify clients of security breaches resulting in unauthorized access to their personal information. The Bank believes it is in compliance with all GLBA obligations.

The Bank is also subject to data security standards, privacy and data breach notice requirements, primarily those issued by the OCC. The federal banking agencies, through the Federal Financial Institutions Examination Council, have adopted guidelines to encourage financial institutions to address cyber security risks and identify, assess and mitigate these risks, both internally and at critical third party services providers.

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

Future Legislative Initiatives

Congress, state legislatures and financial regulatory agencies may introduce various legislative and regulatory initiatives that could affect the financial services industry, generally. Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the business of the Company.

Employees

At December 31, 2017, the Company had 1,733 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.

Available Information

The Company’s website is http://www.nbtbancorp.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics and other codes/committee charters. The references to our website do not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

Any materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

The Company’s success depends primarily on the general economic conditions in central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern coastal Maine and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Syracuse, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburgh, Glens Falls and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton, Wilkes-Barre and East Stroudsburg, Berkshire County, Massachusetts, southern New Hampshire, Vermont and the southern coastal Maine area. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

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

As of December 31, 2017, approximately 46% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, agricultural, construction and commercial real estate loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

The Company maintains an allowance for loan losses, which is an allowance established through a provision for loan losses charged to expense, that represents management’s best estimate of incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, environmental and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. Bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company may need additional provisions to increase the allowance for loan losses. These potential increases in the allowance for loan losses would result in a decrease in net income and, possibly, capital and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Risk Management – Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses.

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

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the DIF and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or limit the pricing the Company may charge on certain banking services, among other things. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.

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

Based on our historical growth rates and current size, it is possible that our total assets could exceed $10 billion dollars in the near future. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets. For bank holding companies with more than $10 billion but less than $50 billion in total consolidated assets, such requirements include, among other things:

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

The Company is subject to liquidity risk, which could adversely affect net interest income and earnings

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

The Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In addition, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations.

A breach of information security, including as a result of cyber-attacks, could disrupt our business and impact our earnings.

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks and over the internet. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite existing safeguards, we cannot be certain that all of our systems are free from vulnerability to attack or other technological difficulties or failures. If information security is breached or difficulties or failures occur, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us, reputational harm or damages to others. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings. As cyber threats continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.

The Company may be adversely affected by fraud.

As a financial institution, the Company is inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers and other third parties targeting the Company and/or the Company’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, the Company may experience financial losses or reputational harm as a result of fraud.

We continually encounter technological change and the failure to understand and adapt to these changes could hurt our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to serve customers better and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company relies on third parties to provide key components of its business infrastructure.

The Company relies on third parties to provide key components for its business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While the Company selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services by a vendor, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor's ability to serve the Company. Replacing these third party vendors also could create significant delays and expense that adversely affect the Company’s business and performance.

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

●	consumer and business confidence levels could be lowered and cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates;

●
the Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches the Company uses to select, manage and underwrite its customers become less predictive of future behaviors;

●	the Company could suffer decreases in demand for loans or other financial products and services or decreased deposits or other investments in accounts with the Company;

●	demand for and income received from the Company's fee-based services could decline;

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

We are subject to other-than-temporary impairment risk, which could negatively impact our financial performance.

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

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove attainable. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

A significant portion of our loan portfolio at December 31, 2017 was secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

We may be adversely affected by the soundness of other financial institutions including the FHLB of New York.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program. The carrying value and fair market value of our FHLB of New York common stock was $31.5 million as of December 31, 2017. There are 11 branches of the FHLB, including New York, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects on the FHLB of New York could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

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

The Company’s common stock price constantly changes. The market price of the Company's common stock may continue to fluctuate significantly in response to a number of factors including, but not limited to:

●
the political climate and whether the proposed policies of the current Presidential administration in the U.S. that have affected market prices for financial institution stocks are successfully implemented;

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

The Company is not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The Company also grants a significant number of shares of common stock to employees and directors under the Company's incentive plan each year. The issuance of any additional shares of the Company's common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to stockholders of the Company's common stock. Holders of the Company's common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares or any class or series. Because the Company's decision to issue securities in any future offering will depend on market conditions, its acquisition activity and other factors, the Company cannot predict or estimate the amount, timing or nature of its future offerings. Thus, the Company's stockholders bear the risk of the Company's future offerings reducing the market price of the Company's common stock and diluting their stock holdings in the Company.

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held to maturity ("HTM") debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current accounting principles generally accepted in the United States of America ("GAAP"), which delays recognition until it is probable a loss has been incurred. Accordingly, the Company expects that the adoption of the CECL model will materially affect how we determine the allowance for loan losses and could require the Company to increase our allowance significantly. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If the Company is required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect the Company's business, financial condition and results of operations. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company is currently evaluating the impact the CECL model will have on its accounting, but the Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is adopted, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative-effect adjustment of the overall impact of the new standard on our financial condition or results of operations.

Changes in the federal, state or local tax laws may negatively impact our financial performance.

We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the full impact of which is subject to further evaluation and analysis, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. The Tax Act resulted in the remeasurement of the Company's deferred tax assets and liabilities arising for the corporate rate reduction. A certain amount of this adjustment is provisional, related to consideration of depreciation, compensation matters and different interpretations by various regulatory authorities. Similarly, the Bank’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The Company owns its headquarters located at 52 South Broad Street, Norwich, New York 13815. The Company operated the following community banking branches and ATMs as of December 31, 2017:

County	Branches	ATMs	County	Branches	ATMs
New York			Pennsylvania
Albany	4	5	Lackawanna	12	17
Broome	7	10	Luzerne	4	6
Chenango	11	12	Monroe	4	4
Clinton	3	3	Pike	2	2
Cortland	5	7	Susquehanna	5	7
Delaware	5	5	Wayne	3	4
Essex	3	5
Franklin	1	1	New Hampshire
Fulton	5	6	Cheshire	1	-
Greene	2	2	Hillsborough	2	2
Hamilton	1	1	Rockingham	1	2
Herkimer	2	1
Madison	4	8	Vermont
Montgomery	5	4	Chittenden	3	3
Oneida	7	9	Rutland	1	1
Onondaga	11	13
Oswego	4	6	Massachusetts
Otsego	8	11	Berkshire	6	6
Rensselaer	1	1
Saint Lawrence	5	5	Maine
Saratoga	4	4	Cumberland	1	-
Schenectady	2	2
Schoharie	4	4
Tioga	1	1
Warren	2	3

			Total	152	183

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

Market Information

The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol “NBTB.” The following table sets forth the high and low sales prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2017
1st quarter	$42.56	$35.96	$0.23
2nd quarter	40.85	34.80	0.23
3rd quarter	38.03	31.28	0.23
4th quarter	40.47	35.18	0.23
2016
1st quarter	$27.50	$23.81	$0.22
2nd quarter	29.55	25.67	0.22
3rd quarter	33.04	27.31	0.23
4th quarter	42.49	32.26	0.23

The closing price of the Common Stock on February 9, 2018 was $35.79.

As of February 9, 2018, there were 6,126 stockholders of record of Common Stock.  No unregistered securities were sold by the Company during the year ended December 31, 2017.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the KBW Regional Bank Index (Peer Group). The stock performance graph assumes that $100 was invested on December 31, 2012. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. We calculate each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
NBT Bancorp	$100.00	$132.34	$138.95	$152.36	$235.43	$212.08
KBW Regional Bank Index	$100.00	$146.72	$150.21	$159.19	$221.23	$225.15
NASDAQ Composite Index	$100.00	$140.11	$160.85	$172.31	$187.68	$243.42

Source: Bloomberg, L.P.

Dividends

We depend primarily upon dividends from our subsidiaries for a substantial part of our revenue. Accordingly, our ability to pay dividends to our stockholders depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries. Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions. Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2017, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $107.5 million to the Company without the prior approval of the OCC.

If the capital of the Company is diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 16 to the consolidated financial statements is included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Stock Repurchase

The Company did not purchase shares of its common stock during year ended December 31, 2017. On October 23, 2017, the NBT Board of Directors authorized a new repurchase program for NBT to repurchase up to 1,000,000 shares of its outstanding stock. This plan expires on December 31, 2019.

ITEM 6.	Selected Financial Data

The following summary of financial and other information about the Company is derived from the Company’s audited consolidated financial statements for each of the last five fiscal years ended December 31 and should be read in conjunction with Item 7 and the Company’s consolidated financial statements and accompanying notes, included elsewhere in this report:

	Year ended December 31,
(In thousands, except share and per share data)	2017	2016	2015	2014	2013 (1)
Interest, fee and dividend income	$309,407	$286,947	$273,224	$275,081	$268,723
Interest expense	25,914	22,506	20,616	23,203	30,644
Net interest income	283,493	264,441	252,608	251,878	238,079
Provision for loan losses	30,988	25,431	18,285	19,539	22,424
Noninterest income excluding net securities gains (losses)	119,437	116,357	115,394	125,935	101,789
Net securities gains (losses)	1,867	(644)	3,087	92	1,426
Noninterest expense	245,648	235,922	236,176	246,063	228,927
Income before income taxes	128,161	118,801	116,628	112,303	89,943
Net income	82,151	78,409	76,425	75,074	61,747

Per common share
Basic earnings	$1.89	$1.81	$1.74	$1.71	$1.47
Diluted earnings	1.87	1.80	1.72	1.69	1.46
Cash dividends paid	0.92	0.90	0.87	0.84	0.81
Book value at year-end	22.01	21.11	20.31	19.69	18.77
Tangible book value at year-end (2)	15.54	14.61	13.79	13.22	12.09
Average diluted common shares outstanding	43,905	43,622	44,389	44,395	42,351

Securities available for sale, at fair value	$1,255,925	$1,338,290	$1,174,544	$1,013,171	$1,364,881
Securities held to maturity, at amortized cost	484,073	527,948	471,031	454,361	117,283
Loans	6,584,773	6,198,057	5,883,133	5,595,271	5,406,795
Allowance for loan losses	69,500	65,200	63,018	66,359	69,434
Assets	9,136,812	8,867,268	8,262,646	7,807,340	7,652,175
Deposits	7,170,636	6,973,688	6,604,843	6,299,605	5,890,224
Borrowings	909,188	886,986	674,124	548,943	866,061
Stockholders’ equity	958,177	913,316	882,004	864,181	816,569

Key ratios
Return on average assets	0.91%	0.92%	0.96%	0.97%	0.85%
Return on average equity	8.71%	8.74%	8.70%	8.84%	8.09%
Average equity to average assets	10.45%	10.49%	10.98%	10.95%	10.50%
Net interest margin	3.47%	3.43%	3.50%	3.61%	3.66%
Dividend payout ratio	49.20%	50.00%	49.92%	49.16%	55.48%
Tier 1 leverage	9.14%	9.11%	9.44%	9.39%	8.93%
Common equity tier 1 capital ratio	10.06%	9.98%	10.20%	N/A	N/A
Tier 1 risk-based capital	11.42%	11.42%	11.73%	12.32%	11.74%
Total risk-based capital	12.42%	12.39%	12.74%	13.50%	12.99%

(1)	Includes the impact of the acquisition of Alliance Financial Corporation ("Alliance") on March 8, 2013.
(2)	Tangible book value calculation (non-GAAP):

	Year ended December 31,
(In thousands, except share and per share data)	2017	2016	2015	2014	2013
Stockholders' equity	$958,177	$913,316	$882,004	$864,181	$816,569
Intangibles	281,463	281,254	283,222	283,951	290,554
Tangible equity	$676,714	$632,062	$598,782	$580,230	$526,015
Diluted common shares outstanding	43,543	43,258	43,431	43,896	43,513
Tangible book value	$15.54	$14.61	$13.79	$13.22	$12.09

Selected Quarterly Financial Data

	2017				2016
(In thousands, except share and per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest, fee and dividend income	$80,230	$78,847	$75,894	$74,436	$73,109	$72,509	$71,375	$69,954
Interest expense	6,779	6,917	6,273	5,945	5,684	5,847	5,598	5,377
Net interest income	73,451	71,930	69,621	68,491	67,425	66,662	65,777	64,577
Provision for loan losses	8,153	7,889	7,567	7,379	8,165	6,388	4,780	6,098
Noninterest income excluding net securities gains (losses)	29,603	30,782	30,302	28,750	28,762	29,644	29,613	28,338
Net securities gains (losses)	1,869	(4)	2	-	(674)	-	1	29
Noninterest expense	63,444	60,601	60,321	61,282	57,639	59,614	60,445	58,224
Net income	17,637	22,876	21,359	20,279	19,608	20,001	19,909	18,891
Basic earnings per share	$0.40	$0.52	$0.49	$0.47	$0.45	$0.46	$0.46	$0.44
Diluted earnings per share	$0.40	$0.52	$0.49	$0.46	$0.45	$0.46	$0.46	$0.43
Annualized net interest margin	3.52%	3.47%	3.44%	3.46%	3.41%	3.40%	3.44%	3.47%
Annualized return on average assets	0.77%	1.00%	0.95%	0.92%	0.89%	0.92%	0.94%	0.92%
Annualized return on average equity	7.27%	9.55%	9.11%	8.94%	8.54%	8.80%	9.00%	8.63%
Weighted average diluted common shares outstanding	43,958	43,915	43,901	43,883	43,703	43,562	43,454	43,707

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board ("FRB"); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply including those under the Dodd-Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

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

General

The financial review, which follows focuses on the factors affecting the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiaries, the Bank, NBT Financial Services and NBT Holdings during 2017 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent ("FTE") basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2017 and 2016 and for each of the years in the three-year period ended December 31, 2017 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2017 presentation.

Critical Accounting Policies

The Company has identified policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, pension accounting and  provision for income taxes.

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

The Company’s policies on the allowance for loan losses, pension accounting and provision for income taxes are disclosed in Note 1 to the consolidated financial statements. A more detailed description of the allowance for loan losses is included in the section captioned “Risk Management – Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. All significant pension accounting assumptions, income tax assumptions and intangible asset assumptions and detail are disclosed in Notes 13, 12 and 7 to the consolidated financial statements, respectively. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Non-GAAP Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These measures adjust GAAP measures to exclude the effects of acquisition-related intangible amortization expense on earnings and equity as well as providing a FTE yield on securities and loans. Where non-GAAP disclosures are used in this Annual Report on Form 10-K, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables. Management believes that these non-GAAP measures provide useful information that is important to an understanding of the results of the Company’s core business as well as provide information standard in the financial institution industry. Non-GAAP measures should not be considered a substitute for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company's results for the fiscal year ended December 31, 2017:

●	Net income for 2017 was $82.2 million, the highest in the Company's history, and up from $78.4 million in 2016.

●	Net income for 2017 excluding the $4.4 million estimated one-time, non-cash charge recorded in the provision for income taxes related to tax reform was $86.6 million, up 10.4% from 2016.

●	Net interest margin for 2017 increased 4 basis points driven by increases in loans and securities.

●	Continued demand deposit growth strategies resulting in 8.4% growth in average deposits from 2016 to 2017.

●	Asset quality indicators showed stability from last year:

▪	Nonperforming loans to total loans were 0.47% at December 31, 2017 compared to 0.65% at December 31, 2016;

▪	Past due loans to total loans decreased to 0.63% at December 31, 2017 from 0.64% at December 31, 2016; and

▪	Net charge-offs to average loans were 0.42% for 2017 compared to 0.39% in 2016.

●	Increased efforts to grow noninterest income with focus on organic growth of our wealth management businesses.

The Company reported net income of $82.2 million or $1.87 per diluted share for 2017, up 4.8% from net income of $78.4 million or $1.80 per diluted share for 2016. Net income excluding the $4.4 million estimated one-time, non-cash charge recorded in the provision for income taxes related to the enactment of the Tax Act was up 10.4% from 2016 to $86.6 million or $1.97 diluted earnings per share. The Tax Act resulted in the remeasurement of the Company's deferred tax assets and liabilities arising from the lower federal tax rate. The estimate may change, possibly materially, due to further analysis, guidance and changes in interpretations.

Net interest income was $283.5 million for the year ended December 31, 2017, up $19.1 million, or 7.2%, from $264.4 million in 2016. FTE net interest margin was 3.47% for the year ended December 31, 2017, up from 3.43% for the year ended December 31, 2016. Average interest earning assets were up $457.9 million, or 5.9%, for the year ended December 31, 2017 as compared to 2016. The provision for loan losses totaled $31.0 million for the year ended December 31, 2017, up $5.6 million, or 21.9%, from $25.4 million for the year ended December 31, 2016.

2018 Outlook

The Company’s 2017 earnings reflected the Company’s continued ability to manage through the existing economic conditions and challenges in the financial services industry, while investing in the Company’s future. During 2017, the Company, along with other financial services firms, benefitted from rising asset yields with limited increases in deposit costs. Significant items that may have an impact on 2018 results include:

●
Continued improvement in economic conditions may lead to further increases in interest rates. This would result in principal and interest payments on currently outstanding loans and investments being reinvested at higher rates. In addition, rising market rates would likely increase deposit and borrowing costs from current low levels. This could potentially offset, or more than offset, the benefits of higher rates on our earning assets. The magnitude and timing of interest rate increases, along with the shape of the yield curve, will impact net interest income in 2018.

●
The Tax Act has created an important opportunity for the Company to invest in employees, our customer experience and our communities as the Company will realize a reduction in tax expense beginning in 2018 due to the Federal tax rate for corporations reduction from 35% to 21%. In conjunction with such reduction, the Company is raising the starting hourly pay rate of $11 to $15 per hour and employees earning $50,000 or less will receive a permanent minimum increase of 5%. This will positively impact over 61% of the Company's workforce. Moreover, in 2018 the Company will be increasing both its investment in infrastructure to enhance customer-facing technology and contributions to nonprofit organizations in its footprint.

●	Proposals for regulatory relief are currently on the legislative agenda. The success and timing of these potential reforms will determine the significance and materiality of any such measures in 2018.

●	The Company's continued focus on long-term strategies including growth in the New England markets, diversification of revenue, improving operating efficiencies and investing in technology.

●
The Company’s 2018 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in ITEM 1A. RISK FACTORS.

Asset/Liability Management

The Company attempts to maximize net interest income and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposit products and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company’s asset mix and sources of funds, and the resulting impact on net interest income, on a FTE basis, are discussed below. The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

Average Balances and Net Interest Income

	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term interest bearing accounts	$9,636	$179	1.86%	$16,301	$95	0.58%	$10,157	$33	0.33%
Securities available for sale (1)(2)	1,350,995	28,969	2.14%	1,237,930	24,450	1.98%	1,059,284	20,888	1.97%
Securities held to maturity (1)	507,583	13,490	2.66%	487,837	12,255	2.51%	459,589	11,296	2.46%
Federal Reserve Bank and FHLB stock	46,673	2,634	5.64%	38,867	1,973	5.08%	33,044	1,712	5.18%
Loans (3)	6,359,447	267,934	4.21%	6,035,513	251,723	4.17%	5,743,860	242,587	4.22%
Total interest earning assets	$8,274,334	$313,206	3.79%	$7,816,448	$290,496	3.72%	$7,305,934	$276,516	3.78%
Other assets	752,258			740,506			691,583
Total assets	$9,026,592			$8,556,954			$7,997,517

Liabilities and Stockholders' Equity:
Money market deposit accounts	$1,697,386	$3,864	0.23%	$1,668,555	$3,599	0.22%	$1,582,078	$3,351	0.21%
NOW deposit accounts	1,153,361	1,051	0.09%	1,077,581	546	0.05%	987,638	515	0.05%
Savings deposits	1,214,480	683	0.06%	1,135,182	652	0.06%	1,071,753	651	0.06%
Time deposits	817,370	8,877	1.09%	905,126	9,569	1.06%	960,188	9,740	1.01%
Total interest bearing deposits	$4,882,597	$14,475	0.30%	$4,786,444	$14,366	0.30%	$4,601,657	$14,257	0.31%
Short-term borrowings	690,036	5,996	0.87%	497,654	2,309	0.46%	339,885	783	0.23%
Long-term debt	93,389	2,299	2.46%	118,860	3,204	2.70%	130,705	3,355	2.57%
Junior subordinated debt	101,196	3,144	3.11%	101,196	2,627	2.60%	101,196	2,221	2.19%
Total interest bearing liabilities	$5,767,218	$25,914	0.45%	$5,504,154	$22,506	0.41%	$5,173,443	$20,616	0.40%
Demand deposits	2,217,785			2,045,465			1,857,027
Other liabilities	97,913			110,105			88,937
Stockholders' equity	943,676			897,230			878,110
Total liabilities and stockholders' equity	$9,026,592			$8,556,954			$7,997,517
Net FTE interest income		$287,292			$267,990			$255,900
Interest rate spread			3.34%			3.31%			3.38%
Net interest margin			3.47%			3.43%			3.50%
Taxable equivalent adjustment		$3,799			$3,549			$3,292
Net interest income		$283,493			$264,441			$252,608

(1)	Securities are shown at average amortized cost.
(2)	Excluding net unrealized gains or losses.
(3)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
Note:	Interest income for tax-exempt securities and loans has been adjusted to a FTE basis using the statutory Federal income tax rate of 35%.

2017 OPERATING RESULTS AS COMPARED TO 2016 OPERATING RESULTS

Net Interest Income

Net interest income was $283.5 million for the year ended December 31, 2017, up $19.1 million from 2016. FTE net interest margin was 3.47% for the year ended December 31, 2017 up from 3.43% for the year ended December 31, 2016. Average interest earning assets were up $457.9 million, or 5.9%, for the year ended December 31, 2017, as compared to the same period in 2016, driven by a $323.9 million increase in loans and a $132.8 million increase in securities. Interest income increased $22.5 million, or 7.8%, due to the increase in earning assets combined with a 7 basis point ("bp") improvement in asset yields. Interest expense was up $3.4 million, or 15.1%, for the year ended December 31, 2017 as compared to the same period in 2016 and resulted primarily from a $263.1 million increase in the average balance of interest bearing liabilities and a 4 bp increase in rates driven by changes in mix and higher borrowing costs.

Analysis of Changes in FTE Net Interest Income

	Increase (Decrease) 2017 over 2016			Increase (Decrease) 2016 over 2015
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$(52)	$136	$84	$27	$35	$62
Securities available for sale	2,331	2,188	4,519	3,527	35	3,562
Securities held to maturity	508	727	1,235	706	253	959
Federal Reserve Bank and FHLB stock	425	236	661	296	(35)	261
Loans	13,627	2,584	16,211	12,194	(3,058)	9,136
Total FTE interest income	$16,839	$5,871	$22,710	$16,750	$(2,770)	$13,980
Money market deposit accounts	63	202	265	186	62	248
NOW deposit accounts	41	464	505	46	(15)	31
Savings deposits	45	(14)	31	37	(36)	1
Time deposits	(948)	256	(692)	(572)	401	(171)
Short-term borrowings	1,132	2,555	3,687	479	1,047	1,526
Long-term debt	(644)	(261)	(905)	(314)	163	(151)
Junior subordinated debt	-	517	517	-	406	406
Total FTE interest expense	$(311)	$3,719	$3,408	$(138)	$2,028	$1,890
Change in FTE net interest income	$17,150	$2,152	$19,302	$16,888	$(4,798)	$12,090

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $323.9 million, or 5.4%, from 2016 to 2017. The yield on average loans increased from 4.17% in 2016 to 4.21% in 2017, as loan rates increased due to the interest rate environment in 2017. FTE interest income from loans increased 6.4%, from $251.7 million in 2016 to $267.9 million in 2017. This increase was due to the increases in yields and the average loan balances.

Total loans increased $386.7 million, or 6.2%, from December 31, 2016 to December 31, 2017. Increases in commercial real estate, consumer and commercial loans were the primary drivers of the increase in total loans from 2016 as the Company experienced strong originations in 2017 in the upstate New York, Pennsylvania and New England markets.

The following table reflects the loan portfolio by major categories for the years indicated:

Composition of Loan Portfolio

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Residential real estate mortgages	$1,321,695	$1,262,614	$1,196,780	$1,115,715	$1,041,502
Commercial	1,317,174	1,242,701	1,159,089	1,144,761	1,180,995
Commercial real estate	1,711,095	1,543,301	1,430,618	1,334,984	1,218,988
Consumer	1,740,038	1,641,657	1,568,204	1,430,216	1,345,395
Home equity	494,771	507,784	528,442	569,595	619,915
Total	$6,584,773	$6,198,057	$5,883,133	$5,595,271	$5,406,795

Residential real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural categories, including commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small and medium-sized entities. Consumer loans include $1.2 billion of indirect installment loans to individuals, which is secured by automobiles and other personal property including marine, recreational vehicles and manufactured housing, as of December 31, 2017 and 2016. Consumer loans also consist of direct installment loans to individuals secured by similar collateral. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. In addition, the consumer loan portfolio as of December 31, 2017 and 2016 includes $403.6 million $374.9 million, respectively, of unsecured consumer loans across a national footprint originated through our relationship with national technology-driven consumer lending companies that began 10 years ago as the result of our investment in Springstone Financial LLC ("Springstone"). Advances of credit through this specialty lending business line are to prime borrowers and are subject to the Company's underwriting standards. Real estate construction and development loans include commercial construction and development and residential construction loans. Commercial construction loans are for small and medium-sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

Risks associated with the commercial real estate portfolio include the ability of borrowers to pay interest and principal during the loan’s term, as well as the ability of the borrowers to refinance at the end of the loan term.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, summarizes the maturities of the commercial and agricultural and real estate construction and development loan portfolios and the sensitivity of those loans to interest rate fluctuations at December 31, 2017. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Maturities and Sensitivities of Certain Loans to Changes in Interest Rates

	Remaining maturity at December 31, 2017
(In thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total
Floating/adjustable rate:
Commercial, commercial real estate, agricultural and agricultural real estate	$474,290	$419,618	$1,335,712	$2,229,620
Fixed rate:
Commercial, commercial real estate, agricultural and agricultural real estate	65,990	441,692	290,967	798,649
Total	$540,280	$861,310	$1,626,679	$3,028,269

Securities and Corresponding Interest and Dividend Income

The average balance of securities available for sale ("AFS") increased $113.1 million, or 9.1%, from 2016 to 2017. The FTE yield on average AFS securities was 2.14% for 2017 compared to 1.98% in 2016.

The average balance of securities held to maturity ("HTM") increased from $487.8 million in 2016 to $507.6 million in 2017. At December 31, 2017, HTM securities were comprised primarily of tax-exempt municipal securities. The FTE yield on HTM securities increased from 2.51% in 2016 to 2.66% in 2017.

The average balance of Federal Reserve Bank and FHLB stock increased to $46.7 million in 2017 from $38.9 million in 2016. The FTE yield from investments in Federal Reserve Bank and FHLB stock increased from 5.08% in 2016 to 5.64% in 2017.

Securities Portfolio

	As of December 31,
	2017		2016		2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities:
Federal agency	$109,862	$108,899	$175,135	$174,408	$312,580	$311,272
State & municipal	42,171	41,956	47,053	46,726	31,208	31,637
Mortgage-backed	556,755	554,927	528,769	529,844	406,277	409,896
Collateralized mortgage obligations	546,754	535,994	574,253	566,573	405,635	404,971
Other securities	10,623	14,149	15,849	20,739	13,637	16,768
Total AFS securities	$1,266,165	$1,255,925	$1,341,059	$1,338,290	$1,169,337	$1,174,544

HTM securities:
Mortgage-backed	$96,775	$96,107	$97,201	$96,112	$10,043	$10,031
Collateralized mortgage obligations	186,327	183,974	225,213	224,765	272,550	272,401
State & municipal	200,971	201,790	205,534	204,173	188,438	190,708
Total HTM securities	$484,073	$481,871	$527,948	$525,050	$471,031	$473,140

Our mortgage backed securities, U.S. agency notes and CMOs are all “prime/conforming” and are guaranteed by Fannie Mae, Freddie Mac, the FHLB, the Federal Farm Credit Banks or Ginnie Mae (“GNMA”). GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no securities backed by subprime mortgages in our investment portfolio.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2017:

(Dollars in thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
AFS debt securities:
Within one year	$63,309	$63,186	2.06%
From one to five years	90,119	89,275	2.13%
From five to ten years	178,128	177,961	2.67%
After ten years	923,986	911,354	2.50%
Total AFS debt securities	$1,255,542	$1,241,776
HTM debt securities:
Within one year	$31,412	$31,413	2.03%
From one to five years	42,363	42,588	3.10%
From five to ten years	174,950	174,937	2.39%
After ten years	235,348	232,933	2.27%
Total HTM debt securities	$484,073	$481,871

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased $263.1 million from 2016 and totaled $5.8 billion in 2017. The rate paid on interest-bearing liabilities increased from 0.41% in 2016 to 0.45% in 2017. This increase in rates and increase in average balances caused an increase in interest expense of $3.4 million, or 15.1%, from $22.5 million in 2016 to $25.9 million in 2017.

Deposits

Average interest bearing deposits increased $96.2 million, or 2.0%, from 2016 to 2017, due primarily to organic deposit growth. Average money market deposits increased $28.8 million or 1.7% during 2017 compared to 2016. Average NOW accounts increased $75.8 million or 7.0% during 2017 as compared to 2016. The average balance of savings accounts increased $79.3 million or 7.0% during 2017 compared to 2016. These increases were partially offset by a decrease in average time deposits, which decreased $87.8 million, or 9.7%, from 2016 to 2017. The average balance of demand deposits increased $172.3 million, or 8.4%, during 2017 compared to 2016. This growth in demand deposits was driven principally by increases in accounts from retail, municipal and commercial customers.

The rate paid on average interest-bearing deposits was 0.30% for 2017 and 2016. The rate paid for money market deposit accounts increased from 0.22% during 2016 to 0.23% during 2017. The rate paid for NOW deposit accounts increased from 0.05% in 2016 to 0.09% 2017. The rate paid for savings deposits was 0.06% for 2017 and 2016. The rate paid for time deposits increased from 1.06% during 2016 to 1.09% during 2017.

The following table presents the maturity distribution of time deposits of $250,000 or more:

(In thousands)	December 31, 2017
Within three months	$17,792
After three but within twelve months	28,133
After one but within three years	33,335
Over three years	13,571
Total	$92,831

Borrowings

Average short-term borrowings increased to $690.0 million in 2017 from $497.7 million in 2016 funding earning asset growth.  The average rate paid on short-term borrowings increased from 0.46% in 2016 to 0.87% in 2017. Average long-term debt decreased from $118.9 million in 2016 to $93.4 million in 2017.
The average balance of junior subordinated debt remained at $101.2 million in 2017. The average rate paid for junior subordinated debt in 2017 was 3.11%, up from 2.60% in 2016.

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $2.0 billion and $1.9 billion at December 31, 2017 and 2016, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2017	2016	2015
Insurance and other financial services revenue	$23,532	$24,396	$24,211
Service charges on deposit accounts	16,750	16,729	17,056
ATM and debit card fees	21,372	19,448	18,248
Retirement plan administration fees	20,213	16,063	14,146
Trust	19,586	18,565	19,026
Bank owned life insurance income	5,175	5,195	4,334
Net securities gains (losses)	1,867	(644)	3,087
Gain on the sale of equity investment	818	-	4,179
Other	11,991	15,961	14,194
Total noninterest income	$121,304	$115,713	$118,481

Noninterest income for the year ended December 31, 2017 was $121.3 million, up $5.6 million, or 4.8%, from the same period of 2016. The increase in noninterest income from the prior year was driven by higher retirement plan administration fees, net securities gains (losses), ATM and debit card fees and trust revenues that were partially offset by lower other noninterest income and insurance and other financial services revenue during 2017 as compared to 2016. Retirement plan administration fees increased in 2017 as compared to the prior year due primarily to acquisitions completed in 2016 and the acquisition of Downeast Pension Services ("DPS") in the second quarter of 2017. Net securities gains (losses) increased due to a gain recognized on the sale of securities in 2017 as compared to a net loss in 2016. ATM and debit card fees increased from the prior year due to a higher number of accounts and increased usage in 2017 as compared to 2016. Trust revenue increased from the prior year due to market returns and account growth. Other noninterest income decreased from 2016 to 2017 due to lower swap fee income and a net decrease in non-recurring items of $1.4 million. Insurance and other financial services revenue decreased from the prior year primarily due to the divestiture of a book of business in the third quarter of 2016. Noninterest income as a percent of total revenue excluding net securities gains (losses) and the gain on the sale of equity investment was 29.5% and 30.6% for the years ended December 31, 2017 and 2016, respectively.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2017	2016	2015
Salaries and employee benefits	$133,610	$131,284	$125,633
Occupancy	21,808	20,940	22,095
Data processing and communications	17,068	16,495	16,588
Professional fees and outside services	13,499	13,617	13,407
Equipment	15,225	14,295	13,408
Office supplies and postage	6,284	6,168	6,367
FDIC expenses	4,767	5,111	5,145
Advertising	2,744	2,556	2,654
Amortization of intangible assets	3,960	3,928	4,864
Loan collection and other real estate owned, net	4,763	3,458	2,620
Other	21,920	18,070	23,395
Total noninterest expense	$245,648	$235,922	$236,176

Noninterest expense for the year ended December 31, 2017 was $245.6 million, up $9.7 million, or 4.1% from 2016. This increase was due to higher salaries and employee benefits, loan collection and other real estate owned ("OREO") expense and other noninterest expense. Other noninterest expense increased $3.9 million due to the write-down of an intangible asset no longer in use due to a change in business strategy combined with a favorable settlement of an accrual in 2016. Salaries and employee benefits increased from the prior year due to the acquisition of DPS in the second quarter of 2017 and higher medical costs. Loan collection and OREO expense increased from the prior year due primarily to commercial property write-downs.

Income Taxes

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes significant changes to the U.S. corporate income tax system including a federal corporate rate reduction from 35% to 21%. The Company follows the guidance in SEC Staff Accounting Bulletin 118 ("SAB 118"), which provides additional clarification regarding the application of ASC Topic 740, Income Taxes, in situations where the Company does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Act's enactment data and ending when the Company has obtained, prepared and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

In connection with our initial analysis of the impact of the Tax Act, the Company recorded a $4.4 million adjustment in the year ended December 31, 2017 for remeasurement of deferred tax assets and liabilities for the corporate rate reduction. A certain amount of this adjustment is provisional, related to consideration of depreciation, compensation matters and different interpretations by various regulatory authorities.

Income tax expense for the year ended December 31, 2017 was $46.0 million, up $5.6 million, or 13.9%, from $40.4 million, for the same period of 2016. The effective tax rate of 35.9% for 2017 was up from 34.0% for 2016. The increase from the prior year was primarily due to a higher level of taxable income in 2017 combined with the $4.4 million estimated non-cash charge related to the enactment of the Tax Act resulting in the remeasurement of the Company's deferred tax assets and liabilities arising from the lower federal tax rate. The estimate may change, possibly materially, due to further analysis, guidance and changes in interpretations. Offsetting this charge was a $1.8 million income tax benefit related to the adoption FASB ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in 2017. Excluding the Tax Act charge and the tax benefit of ASU 2016-09, the effective tax rate was 33.8% for 2017. The adjusted income tax expense on the Company's income was different from the income tax expense at the Federal statutory rate of 35% due primarily to tax-exempt income and, to a lesser extent, the effect of state income taxes and Federal low income housing credits.

Risk Management – Credit Risk

Credit risk is managed through a network of loan officers, credit committees, loan policies and oversight from the senior credit officers and Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in each loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits in the commercial loan portfolio is performed by the independent loan review function. These components of the Company’s underwriting and monitoring functions are critical to the timely identification, classification and resolution of problem credits.

Nonperforming Assets

	As of December 31,
(Dollars in thousands)	2017	%	2016	%	2015	%	2014	%	2013	%
Nonaccrual loans:
Commercial, agricultural and real estate loans	$12,485	48%	$19,351	54%	$14,655	43%	$18,226	45%	$27,033	54%
Real estate mortgages	5,919	23%	8,027	23%	8,625	26%	10,867	26%	10,296	21%
Consumer	4,324	17%	4,653	13%	6,009	18%	8,086	20%	7,213	14%
Troubled debt restructured loans	2,980	12%	3,681	10%	4,455	13%	3,895	9%	5,423	11%
Total nonaccrual loans	$25,708	100%	$35,712	100%	$33,744	100%	$41,074	100%	$49,965	100%

Loans 90 days or more past due and still accruing:
Commercial, agricultural and real estate loans	$-	-%	$-	-%	$-	-%	$84	2%	$105	3%
Real estate mortgages	1,402	26%	1,733	36%	1,022	28%	1,927	39%	808	22%
Consumer	4,008	74%	3,077	64%	2,640	72%	2,930	59%	2,824	75%
Total loans 90 days or more past due and still accruing	$5,410	100%	$4,810	100%	$3,662	100%	$4,941	100%	$3,737	100%

Total nonperforming loans	$31,118		$40,522		$37,406		$46,015		$53,702
Other real estate owned	4,529		5,581		4,666		3,964		2,904
Total nonperforming assets	$35,647		$46,103		$42,072		$49,979		$56,606

Total nonperforming loans to total loans	0.47%		0.65%		0.64%		0.82%		0.99%
Total nonperforming assets to total assets	0.39%		0.52%		0.51%		0.64%		0.74%
Total allowance for loan losses to nonperforming loans	223.34%		160.90%		168.47%		144.21%		129.29%

Total nonperforming assets were $35.6 million at December 31, 2017, compared to $46.1 million at December 31, 2016. Nonperforming loans at December 31, 2017 were $31.1 million or 0.47% of total loans compared with $40.5 million or 0.65% of total loans at December 31, 2016. Included in nonperforming loans are $2.4 million and $5.6 million of nonaccrual loans in the acquired loan portfolio at December 31, 2017 and 2016, respectively. Excluding nonaccrual acquired loans, originated nonperforming loans to originated loans was 0.46% and 0.61% at December 31, 2017 and 2016, respectively.

The Company recorded a provision for loan losses of $31.0 million for the year ended December 31, 2017 compared with $25.4 million for the year ended December 31, 2016. Net charge-offs to average loans for the year ended December 31, 2017 were 0.42%, compared with 0.39% for the year ended December 31, 2016. The allowance for loan losses was 223.34% of nonperforming loans at December 31, 2017 as compared to 160.90% at December 31, 2016. The allowance for loan losses as a percentage of loans was 1.06% (1.12% excluding acquired loans with no related allowance recorded) at December 31, 2017 compared to 1.05% (1.13% excluding acquired loans with no related allowance recorded) at December 31, 2016.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, agricultural real estate loans and business banking, as well as loans that have been modified in a troubled debt restructuring (“TDR”), decreased to $21.1 million at December 31, 2017 as compared to $28.9 million at December 31, 2016. At December 31, 2017, $0.1 million of the total impaired loans had a specific reserve allocation of $0.1 million compared to $7.0 million of impaired loans at December 31, 2016, which had a specific reserve allocation of $1.5 million.

The allowance for loan losses is maintained at a level estimated by management to provide adequately for incurred losses inherent in the current loan portfolio. The adequacy of the allowance for loan losses is continuously monitored. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio’s risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan portfolio.

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

After a thorough consideration of the factors discussed above, any required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall level of incurred losses inherent in the portfolio. While management uses available information to recognize losses on loans, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.

Total net charge-offs for 2017 were $26.7 million, up from $23.2 million in 2016. Net charge-offs to average loans was 0.42% for 2017 as compared with 0.39% for 2016. For the originated portfolio, net charge-offs to average loans for the year ended December 31, 2017 was 0.44%, compared to 0.41% for 2016. Gross charge-offs were up to $33.1 million for 2017 from $29.3 million for 2016. Recoveries were up to $6.4 million for 2017 from $6.1 million for 2016.

Allowance for Loan Losses

(Dollars in thousands)	2017	2016	2015	2014	2013
Balance at January 1,	$65,200	$63,018	$66,359	$69,434	$69,334
Loans charged-off:
Commercial and agricultural	4,169	4,592	5,718	9,414	10,459
Residential real estate mortgages	1,846	1,343	2,229	1,417	1,771
Consumer*	27,072	23,364	18,140	16,642	15,459
Total loans charged-off	$33,087	$29,299	$26,087	$27,473	$27,689
Recoveries:
Commercial and agricultural	$1,077	$1,887	$1,014	$1,774	$1,956
Residential real estate mortgages	180	293	320	285	272
Consumer*	5,142	3,870	3,127	2,800	3,137
Total recoveries	$6,399	$6,050	$4,461	$4,859	$5,365
Net loans charged-off	$26,688	$23,249	$21,626	$22,614	$22,324

Provision for loan losses	$30,988	$25,431	$18,285	$19,539	$22,424
Balance at December 31,	$69,500	$65,200	$63,018	$66,359	$69,434
Allowance for loan losses to loans outstanding at end of year	1.06%	1.05%	1.07%	1.19%	1.28%
Net charge-offs to average loans outstanding	0.42%	0.39%	0.38%	0.41%	0.44%

* Consumer charge-off and recoveries include consumer and home equity.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $57.5 million in potential problem loans at December 31, 2017 as compared to $70.0 million at December 31, 2016. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” At December 31, 2017 , there were 17 potential problem loans exceeding $1.0 million, totaling $33.2 million in aggregated compared to 17 potential problem loans exceeding $1.0 million, totaling $34.9 million in aggregate at December 31, 2016. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses.  To mitigate this risk, the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

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

Allocation of the Allowance for Loan Losses

	December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of of Loans
Commercial and agricultural	$27,606	46%	$25,444	45%	$25,545	44%	$32,433	44%	$35,090	44%
Real estate mortgages	5,064	20%	6,381	20%	7,960	20%	7,130	20%	6,520	19%
Consumer	36,830	34%	33,375	35%	29,253	36%	26,720	36%	27,694	37%
Unallocated	-	-%	-	-%	260	-%	76	-%	130	-%
Total	$69,500	100%	$65,200	100%	$63,018	100%	$66,359	100%	$69,434	100%

The Company’s accounting policy relating to the allowance for loan losses requires a review of each significant loan type within the loan portfolio, considering asset quality trends for each type, including, but not limited to, delinquencies, nonaccruals, historical charge-off experience and specific economic factors (i.e. milk prices are considered when reviewing agricultural loans). Based on this review, management believes the reserve allocations are adequate to address any trends in asset quality indicators. As a result of the general improvement and stabilization of asset quality indicators in 2017, as well as the aforementioned review of the loan portfolio, the allowance for loan losses as a percentage of originated loans decreased from 1.13% as of December 31, 2016 to 1.12% as of December 31, 2017. Acquired loans were recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan losses. Generally, the fair value discount represents expected credit losses, net of market interest rate adjustments. The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method.

At December 31, 2017 and 2016, approximately 63% and 59%, respectively, of the Company’s loans were secured by real estate located in central and northern New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, Vermont and Maine. Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that the Company has ever actively pursued. The market does not apply a uniform definition of what constitutes “subprime” lending. Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies (the “Agencies”), on June 29, 2007, which further referenced the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001. In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The Agencies recognize that many prime loan portfolios will contain such accounts. The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena. According to the Expanded Guidance, subprime loans are other loans to borrowers, which display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a FICO score of 660 or below. Based upon the definition and exclusions described above, the Company is a prime lender. Within the loan portfolio, there are loans that, at the time of origination, had FICO scores of 660 or below. However, since the Company is a portfolio lender, it reviews all data contained in borrower credit reports and does not base underwriting decisions solely on FICO scores. We believe the aforementioned loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.

For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to acquisitions or comparable with other institutions. The credit metrics most impacted by our acquisition of loans related to the acquisition of Alliance Financial Corporation ("Alliance") were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans. As of December 31, 2017, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.12% and 243.85%, respectively. As of December 31, 2016, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.13% and 186.82%, respectively.

Liquidity Risk

Liquidity involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset Liability Committee ("ALCO") is responsible for liquidity management and has developed guidelines, which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies. Requirements change as loans grow, deposits and securities mature and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At December 31, 2017 and 2016, the Company's Basic Surplus measurement was 11.9% and 13.6% of total assets, or $1.1 billion and $1.2 billion, respectively, which were above the Company's minimum of 5% (calculated at $456.8 million and $443.4 million, of period end total assets at December 31, 2017 and 2016, respectively) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At December 31, 2017, the Company considered its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2018. Improvement in the economy may increase competitive pressure on deposit pricing, which, in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2018. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds) and enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures was $1.6 billion at December 31, 2017 and 2016. In addition, the Bank has enhanced its “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans. At December 31, 2017 and 2016, the Bank had the capacity to borrow $868.0 million and $831.9 million, respectively, from this program.

At December 31, 2017 and 2016, FHLB advances outstanding totaled $633.9 million and $598.0 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $0.9 billion and $0.8 billion at December 31, 2017 and 2016, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $541.2 million and $705.9 million at December 31, 2017and 2016, respectively, or used to collateralize other borrowings, such as repurchase agreements.

At December 31, 2017, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $136.9 million and $109.5 million in 2017 and 2016, respectively. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization and cash flows generated through changes in other assets and liabilities.

Net cash flows used by investing activities totaled $305.2 million and $630.0 million in 2017 and 2016, respectively. Critical elements of investing activities are loan and investment securities transactions.

Net cash flows provided by financing activities totaled $178.8 million and $529.3 million in 2017 and 2016, respectively. The critical elements of financing activities are proceeds from deposits, borrowings and stock issuance. In addition, financing activities are impacted by dividends and treasury stock transactions.

Contractual Obligations

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements, operating leases and other obligations at December 31, 2017 are as follows:

	Payments Due by Period
(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations	$40,037	$20,000	$25,000	$56	$-	$3,776	$88,869
Junior subordinated debt	-	-	-	-	-	101,196	101,196
Operating lease obligations	7,910	7,227	6,547	5,352	4,646	16,660	48,342
Capital lease obligations	201	188	149	78	8	-	624
IT/Software obligations	6,826	1,695	850	11	-	-	9,382
Data processing commitments	3,186	3,186	3,186	1,140	1,140	-	11,838
Total contractual obligations	$58,160	$32,296	$35,732	$6,637	$5,794	$121,632	$260,251

We have obligations under our pension, post-retirement plan, directors’ retirement and supplemental executive retirement plans as described in Note 13 to the consolidated financial statements. The supplemental executive retirement, pension and postretirement benefit and directors’ retirement payments represent actuarially determined future benefit payments to eligible plan participants.

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures.  At December 31, 2017 and 2016, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $1.6 billion and $1.5 billion, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2017 and 2016, outstanding standby letters of credit were approximately $41.1 million and $36.8 million, respectively. The fair value of the Company’s standby letters of credit at December 31, 2017 and 2016 was not significant. The following table sets forth the commitment expiration  period for standby letters of credit:

(In thousands)	December 31, 2017
Within one year	$18,545
After one but within three years	19,645
After three but within five years	2,044
After five years	901
Total	$41,135

Interest Rate Swaps

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in other comprehensive income ("OCI"). When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in the Consolidated Statement of Income.

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

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $586.7 million and $604.0 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company had approximately $0.6 million and $0.9 million, respectively, of mortgage servicing rights. At December 31, 2017 and 2016, the Company serviced $29.1 million and $28.5 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans, no reserve is considered necessary at December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Company serviced $71.2 million and $72.2 million, respectively, of consumer loans serviced for Springstone.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2017 and 2016, approximately $107.5 million and $102.5 million, respectively, of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

Stock Repurchase Plan

The Company did not purchase shares of its common stock during the year ended December 31, 2017. As of December 31, 2017, there were 1,000,000 shares available for repurchase under a plan authorized on October 23, 2017, which expires on December 31, 2019.

Recent Accounting Updates

See Note 23 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.

2016 OPERATING RESULTS AS COMPARED TO 2015 OPERATING RESULTS

Net Interest Income

Net interest income was $264.4 million for the year ended December 31, 2016, up $11.8 million from 2015. FTE net interest margin was 3.43% for the year ended December 31, 2016, down from 3.50% for the year ended December 31, 2015. Average interest earning assets were up $510.5 million, or 7.0%, for the year ended December 31, 2016 as compared to 2015. This increase from last year was driven primarily by $314.9 million, or 5.4%, period end loan growth and a $220.7 million, or 13.4%, increase in investment securities in 2016. The benefit of earning asset growth was partially offset by a 6 bp decrease in earning assets yields, driven by a 5 bp decrease in loan yields from 2015 to 2016. Average interest bearing liabilities increased $330.7 million, or 6.4%, from the year ended December 31, 2015 to the year ended December 31, 2016. Total average deposits increased $373.2 million, or 5.8%, for the year ended December 31, 2016 as compared to the prior year driven primarily by a 10.1% increase in noninterest bearing demand deposits, as well as increases in money market deposit accounts, NOW and savings deposits in 2016. Average short-term borrowings increased $157.8 million for the year ended December 31, 2016 as compared to the prior year funding earning asset growth. The rates paid on interest bearing liabilities increased by 1 bp for the year ended December 31, 2016 as compared to 2015.

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $291.7 million, or 5.1%, from 2015 to 2016. The yield on average loans decreased from 4.22% in 2015 to 4.17% in 2016, as loan rates declined due to the continued low rate environment in 2016. FTE interest income from loans increased 3.8%, from $242.6 million in 2015 to $251.7 million in 2016. This increase was due to the decrease in yields, partially offset by the increase in average loan balances.

Total loans increased $314.9 million, or 5.4%, from December 31, 2015 to December 31, 2016. Increases in commercial real estate loans and commercial loans were the primary drivers of the increase in total loans from 2015 as the Company experienced strong originations in 2016 in the upstate New York, Pennsylvania and New England markets.

Securities and Corresponding Interest and Dividend Income

The average balance of AFS securities increased $178.6 million, or 16.9%, from 2015 to 2016. The FTE yield on average AFS securities was 1.98% for 2016 compared to 1.97% in 2015.

The average balance of HTM securities increased from $459.6 million in 2015 to $487.8 million in 2016. At December 31, 2016, HTM securities were comprised primarily of tax-exempt municipal securities. The FTE yield on HTM securities increased from 2.46% in 2015 to 2.51% in 2016.

The average balance of Federal Reserve Bank and FHLB stock increased to $38.9 million in 2016 from $33.0 million in 2015. The FTE yield from investments in Federal Reserve Bank and FHLB banks increased from 5.18% in 2015 to 5.08% in 2016.

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.

The average balance of interest-bearing liabilities increased $330.7 million from 2015 and totaled $5.5 billion in 2016. The rate paid on interest-bearing liabilities increased from 0.40% in 2015 to 0.41% in 2016. This increase in rates and increase in average balances caused an increase in interest expense of $1.9 million, or 9.2%, from $20.6 million in 2015 to $22.5 million in 2016.

Deposits

Average interest bearing deposits increased $184.8 million, or 4.0%, from 2015 to 2016, due primarily to organic deposit growth. Average money market deposits increased $86.5 million or 5.5% during 2016 when compared to 2015. Average NOW accounts increased $89.9 million or 9.1% during 2016 as compared to 2015. The average balance of savings accounts increased $63.4 million or 5.9% during 2016 when compared to 2015. These increases were partially offset by a decrease in average time deposits, which decreased $55.1 million, or 5.7%, from 2015 to 2016. The average balance of demand deposits increased $188.4 million, or 10.1%, during 2016 when compared to 2015. This growth in demand deposits was driven principally by increases in accounts from retail, municipal and commercial customers.

The rate paid on average interest-bearing deposits was 0.30% for 2016 and 0.31% for 2015. The rate paid for money market deposit accounts increased from 0.21% during 2015 to 0.22% during 2016. The rate paid for NOW deposit accounts was 0.05% for 2015 and 2016. The rate paid for savings deposits was 0.06% for 2016 and 2015. The rate paid for time deposits increased from 1.01% during 2015 to 1.06% during 2016.

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

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $1.9 billion and $2.1 billion at December 31, 2016 and 2015, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

Noninterest Income

Noninterest income for the year ended December 31, 2016 was $115.7 million, down $2.8 million, or 2.3%, from the year ended December 31, 2015. The decrease was primarily due to the $4.2 million gain recognized in the third quarter of 2015 from the 2014 sale of Springstone. In addition, net securities income was down $3.7 million from 2015 due to a $0.6 million securities loss in 2016 versus a net securities gain for $3.1 million in 2015. The decreases were offset by increases in retirement plan administration fees, other noninterest income, ATM and debit card fees, bank owned life insurance income and insurance and other financial services revenue. Retirement plan administration fees were up $1.9 million, or 13.6%, from 2015 due primarily to the 2015 fourth quarter acquisition of Third Party Administrators, Inc. and the 2016 third quarter acquisition of Actuarial Designs & Solutions, Inc. Other noninterest income was up $1.8 million, or 12.4%, primarily due to higher swap fee income in 2016 than in 2015, an increase in mortgage banking income and a $0.9 million gain on the sale of equity investments for compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act in the third quarter of 2016. Noninterest income as a percentage of total revenue excluding net securities (losses) gains and the gain on the sale of equity investment was 30.6% for the years ended December 31, 2016 and 2015.

Noninterest Expense

Noninterest expense for the year ended December 31, 2016 was $235.9 million, down $0.3 million, or 0.1%, from 2015. This decrease was driven primarily by lower other noninterest expense during 2016 than 2015 primarily due to reorganization expenses incurred during the third quarter of 2015, offset by higher salaries and employee benefit expenses in 2016. Salaries and employee benefits expenses increased $5.7 million, or 4.5%, from 2015 to 2016, due to higher salaries and medical insurance costs that were partially offset by lower pension credit and contract termination costs.

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

In an attempt to manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. Management’s asset/liability committee, ALCO, meets monthly to review the Company’s interest rate risk position and profitability and to recommend strategies for consideration by the Board of Directors.  Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner.  Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

The primary tool utilized by ALCO to manage interest rate risk is earnings at risk modeling (interest rate sensitivity analysis). Information such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates is uploaded into the model to create an ending balance sheet. In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet. Two additional models are run in which a gradual increase of 200 bps and a gradual decrease of 100 bps takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets, particularly prime- and LIBOR-based loans) repricing downward faster than the interest bearing liabilities that remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a slight decline from the flat rate scenario; however, the potential impact on earnings is dependent on the ability to lag deposit repricing on NOW, savings, MMDA and CD accounts. Net interest income for the next twelve months in the +200/-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2017 balance sheet position:

Interest Rate Sensitivity Analysis

Change in interest rates (In basis points)	Percent change in net interest income
+200	(3.43%)
-100	(1.85%)

The Company anticipates that in the current environment of rising short-term interest rates, the trajectory of net interest income will depend significantly on the ability to manage deposit pricing in a competitive market. Through the end of 2017, deposit pricing has remained relatively stable through five increases in the federal fund rate totaling 125 basis points. The Company anticipates that further increases in the federal funds rate will result in modest increases in deposit rates. In order to maintain the net interest margin in 2018, the Company will continue to focus on increasing earning assets and funding growth through lower cost core deposits.

Another tool used by ALCO to manage interest rate risk is financial modeling of net portfolio values (discounted present value of assets minus discounted present value of liabilities). The table below represents the percent change in net portfolio values from base case (flat rates) for +200/-100 instantaneous rate shocks:

Net Portfolio Value Sensitivity Analysis

Change in interest rates (In basis points)	Percent change in net portfolio value
+200	(1.98%)
-100	8.98%

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ KPMG LLP

We have served as the Company’s auditor since 1987.

Albany, New York
March 1, 2018

Consolidated Balance Sheets
	As of December 31,
(In thousands, except share and per share data)	2017	2016
Assets
Cash and due from banks	$156,852	$147,789
Short-term interest bearing accounts	2,812	1,392
Securities available for sale, at fair value	1,255,925	1,338,290
Securities held to maturity (fair value $481,871 and $525,050)	484,073	527,948
Trading securities	11,467	9,259
Federal Reserve Bank and Federal Home Loan Bank stock	46,706	47,033
Loans	6,584,773	6,198,057
Less allowance for loan losses	69,500	65,200
Net loans	$6,515,273	$6,132,857
Premises and equipment, net	81,305	84,187
Goodwill	268,043	265,439
Intangible assets, net	13,420	15,815
Bank owned life insurance	172,388	168,012
Other assets	128,548	129,247
Total assets	$9,136,812	$8,867,268
Liabilities
Demand (noninterest bearing)	$2,286,892	$2,195,845
Savings, NOW and money market	4,076,978	3,905,432
Time	806,766	872,411
Total deposits	$7,170,636	$6,973,688
Short-term borrowings	719,123	681,703
Long-term debt	88,869	104,087
Junior subordinated debt	101,196	101,196
Other liabilities	98,811	93,278
Total liabilities	$8,178,635	$7,953,952
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2017 and 2016	$-	$-
Common stock, $0.01 par value; authorized 100,000,000 shares at December 31, 2017 and 2016, respectively; issued 49,651,493 at December 31, 2017 and 2016	497	497
Additional paid-in-capital	574,209	575,078
Retained earnings	543,713	501,761
Accumulated other comprehensive loss	(22,077)	(21,520)
Common stock in treasury, at cost, 6,108,684 and 6,393,743 shares at December 31, 2017 and 2016, respectively	(138,165)	(142,500)
Total stockholders’ equity	$958,177	$913,316
Total liabilities and stockholders’ equity	$9,136,812	$8,867,268

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
	Years ended December 31,
(In thousands, except per share data)	2017	2016	2015
Interest, fee and dividend income
Interest and fees on loans	$267,096	$250,994	$241,828
Securities available for sale	28,564	24,033	20,418
Securities held to maturity	10,934	9,852	9,233
Other	2,813	2,068	1,745
Total interest, fee and dividend income	$309,407	$286,947	$273,224
Interest expense
Deposits	14,475	14,366	14,257
Short-term borrowings	5,996	2,309	783
Long-term debt	2,299	3,204	3,355
Junior subordinated debt	3,144	2,627	2,221
Total interest expense	$25,914	$22,506	$20,616
Net interest income	$283,493	$264,441	$252,608
Provision for loan losses	30,988	25,431	18,285
Net interest income after provision for loan losses	$252,505	$239,010	$234,323
Noninterest income
Insurance and other financial services revenue	$23,532	$24,396	$24,211
Service charges on deposit accounts	16,750	16,729	17,056
ATM and debit card fees	21,372	19,448	18,248
Retirement plan administration fees	20,213	16,063	14,146
Trust	19,586	18,565	19,026
Bank owned life insurance income	5,175	5,195	4,334
Net securities gains (losses)	1,867	(644)	3,087
Gain on the sale of equity investment	818	-	4,179
Other	11,991	15,961	14,194
Total noninterest income	$121,304	$115,713	$118,481
Noninterest expense
Salaries and employee benefits	$133,610	$131,284	$125,633
Occupancy	21,808	20,940	22,095
Data processing and communications	17,068	16,495	16,588
Professional fees and outside services	13,499	13,617	13,407
Equipment	15,225	14,295	13,408
Office supplies and postage	6,284	6,168	6,367
FDIC expenses	4,767	5,111	5,145
Advertising	2,744	2,556	2,654
Amortization of intangible assets	3,960	3,928	4,864
Loan collection and other real estate owned, net	4,763	3,458	2,620
Other	21,920	18,070	23,395
Total noninterest expense	$245,648	$235,922	$236,176
Income before income tax expense	$128,161	$118,801	$116,628
Income tax expense	46,010	40,392	40,203
Net income	$82,151	$78,409	$76,425
Earnings per share
Basic	$1.89	$1.81	$1.74
Diluted	$1.87	$1.80	$1.72

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2017	2016	2015
Net income	$82,151	$78,409	$76,425
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) arising during the year (pre-tax amounts of $(6,915), $(8,618) and $(3,159))	$(4,070)	$(5,265)	$(1,930)
Reclassification adjustment for net (gains) losses related to securities available for sale included in net income (pre-tax amounts of $(1,869), $644 and $(3,087))	(1,153)	393	(1,886)
Reclassification adjustment for an impairment write-down of an equity security (pre-tax amounts of $1,312, $- and $-)	811	-	-
Unrealized gains on derivatives (cash flow hedges) (pre-tax amounts of $609, $2,901 and $-)	372	1,772	-
Amortization of unrealized net gains and losses related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $875, $1,094 and $1,311)	540	668	801
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $1,852, $2,370 and $2,239)	1,112	1,421	1,371
Decrease (increase) in unrecognized actuarial loss (pre-tax amounts of $2,401, $3,154 and $(6,144))	1,831	1,909	(3,747)
Total other comprehensive (loss) income	$(557)	$898	$(5,391)
Comprehensive income	$81,594	$79,307	$71,034

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2014	$497	$576,504	$423,956	$(17,027)	$(119,749)	$864,181
Net income	-	-	76,425	-	-	76,425
Cash dividends - $0.87 per share	-	-	(38,149)	-	-	(38,149)
Purchase of 1,047,152 treasury shares	-	-	-	-	(26,797)	(26,797)
Net issuance of 581,400 shares to employee and other stock plans, including tax benefit	-	(3,864)	-	-	11,513	7,649
Stock-based compensation	-	4,086	-	-	-	4,086
Other comprehensive loss	-	-	-	(5,391)	-	(5,391)
Balance at December 31, 2015	$497	$576,726	$462,232	$(22,418)	$(135,033)	$882,004
Net income	-	-	78,409	-	-	78,409
Cash dividends - $0.90 per share	-	-	(38,880)	-	-	(38,880)
Purchase of 675,535 treasury shares	-	-	-	-	(17,193)	(17,193)
Net issuance of 502,585 shares to employee and other stock plans, including tax benefit	-	(6,026)	-	-	9,726	3,700
Stock-based compensation	-	4,378	-	-	-	4,378
Other comprehensive income	-	-	-	898	-	898
Balance at December 31, 2016	$497	$575,078	$501,761	$(21,520)	$(142,500)	$913,316
Net income	-	-	82,151	-	-	82,151
Cash dividends - $0.92 per share	-	-	(40,104)	-	-	(40,104)
Net issuance of 285,059 shares to employee and other stock plans	-	(4,608)	-	-	4,335	(273)
Stock-based compensation	-	3,739	(95)	-	-	3,644
Other comprehensive loss	-	-	-	(557)	-	(557)
Balance at December 31, 2017	$497	$574,209	$543,713	$(22,077)	$(138,165)	$958,177

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
	Years ended December 31,
(In thousands)	2017	2016	2015
Operating activities
Net income	$82,151	$78,409	$76,425
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	30,988	25,431	18,285
Depreciation and amortization of premises and equipment	9,056	9,023	8,646
Net accretion on securities	4,786	5,278	2,554
Amortization of intangible assets	3,960	3,928	4,864
Excess tax benefit on stock-based compensation	1,769	1,055	(43)
Stock-based compensation expense	3,644	4,378	4,086
Bank owned life insurance income	(5,175)	(5,195)	(4,334)
Trading security purchases	(1,586)	(287)	(810)
Net unrealized (gains) losses in trading securities	(623)	(594)	226
Proceeds from sales of loans held for sale	111,284	96,603	72,498
Originations and purchases of loans held for sale	(111,206)	(96,692)	(69,677)
Net gains on sales of loans held for sale	(349)	(499)	(239)
Net security (gains) losses	(1,867)	644	(3,087)
Net (gains) on sales and write-down of other real estate owned	(221)	(687)	(1,337)
(Gain) on sale of equity investment	(818)	-	(4,179)
Impairment write-down of equity security	1,312	-	-
Impairment write-down of goodwill and intangible assets	1,530	2,565	-
(Gain) on asset sold	-	(2,462)	-
Re-evaluation of deferred tax amounts from Tax Act	4,407	-	-
Net decrease in other assets	28	364	15,386
Net increase (decrease) in other liabilities	3,834	(10,697)	5,236
Net cash provided by operating activities	$136,904	$110,565	$124,500
Investing activities
Net cash (used in) acquisitions	$(4,000)	$(2,000)	$(3,100)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	290,613	324,781	299,302
Proceeds from sales	14,788	98,466	15,091
Purchases	(233,804)	(597,428)	(481,262)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	103,759	100,893	79,212
Proceeds from sales	764	-	-
Purchases	(60,706)	(157,418)	(95,272)
Other:
Net increase in loans	(419,114)	(344,448)	(315,363)
Proceeds from Federal Home Loan Bank stock redemption	248,887	158,818	60,852
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(248,560)	(169,178)	(64,899)
Proceeds from settlement of bank owned life insurance	799	1,477	1,541
Purchase of bank owned life insurance	-	(47,250)	-
Purchases of premises and equipment, net	(6,691)	(3,308)	(8,193)
Proceeds from sale of equity investment	818	-	4,179
Proceeds from sales of other real estate owned	7,254	6,635	3,908
Net cash (used in) investing activities	$(305,193)	$(629,960)	$(504,004)
Financing activities
Net increase in deposits	$196,948	$368,845	$305,238
Net increase in short-term borrowings	37,419	239,222	125,679
Proceeds from issuance of long-term debt	25,000	23,880	-
Repayments of long-term debt	(40,218)	(50,240)	(498)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	3,309	6,032	9,356
Cash paid by employer for tax-withholding on stock issuance	(3,582)	(3,387)	(1,664)
Purchase of treasury stock	-	(17,193)	(26,797)
Cash dividends	(40,104)	(38,880)	(38,149)
Net cash provided by financing activities	$178,772	$528,279	$373,165
Net increase (decrease) in cash and cash equivalents	$10,483	$8,884	$(6,339)
Cash and cash equivalents at beginning of year	149,181	140,297	146,636
Cash and cash equivalents at end of year	$159,664	$149,181	$140,297

Supplemental disclosure of cash flow information:
	Years ended December 31,
Cash paid during the year for:	2017	2016	2015
Interest expense	$25,887	$22,466	$20,908
Income taxes paid, net of refund	33,675	40,879	28,684
Noncash investing activities:
Loans transferred to other real estate owned	$5,981	$6,863	$3,293
Acquisitions:
Fair value of assets acquired	$3,096	$2,584	$1,756

See accompanying notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

1.	Summary of Significant Accounting Policies

The accounting and reporting policies of NBT Bancorp Inc. (“NBT Bancorp”) and its subsidiaries, NBT Bank, National Association (“NBT Bank” or the "Bank"), NBT Holdings, Inc. and NBT Financial Services, Inc., conform, in all material respects, with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. Collectively, NBT Bancorp and its subsidiaries are referred to herein as “the Company.”

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

Segment Reporting

The Company’s operations are primarily in the community banking industry and include the provision of traditional banking services. The Company also provides other services through its subsidiaries such as insurance, retirement plan administration and trust administration. The Company operates solely in the geographical regions of central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, Vermont and southern coastal Maine. The Company has no reportable operating segments.

Cash Equivalents

The Company considers amounts due from correspondent banks, cash items in process of collection and institutional money market mutual funds to be cash equivalents for purposes of the consolidated statements of cash flows.

Securities

The Company classifies its securities at date of purchase as either held to maturity ("HTM"), trading or available for sale ("AFS"). HTM debt securities are those that the Company has the ability and intent to hold until maturity. Trading securities are securities purchased with the intent to sell within a short period of time. AFS securities are securities that are not classified as a HTM or trading securities. AFS securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on AFS securities are excluded from earnings and are reported in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income as a component of accumulated other comprehensive income or loss ("AOCI"). HTM securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized in income. Transfers of securities between categories are recorded at fair value at the date of transfer. Non-marketable equity securities are carried at cost.

Declines in the fair value of HTM and AFS securities below their amortized cost, less any current period credit loss, that are deemed to be OTTI are reflected in earnings as a realized loss, or in other comprehensive income ("OCI"). The classification is dependent upon whether the Company intends to sell the security, or whether it is more likely than not it will be required to sell the security before recovery. The OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI impairment related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in OCI, net of applicable taxes.

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

Investments in Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock are required for membership in those organizations and are carried at cost since there is no market value available. The FHLB New York continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of Federal Reserve Bank and FHLB stock.

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

Commercial type loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring (“TDR”). In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.

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

For loans that meet the criteria stipulated in ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, the Company shall recognize the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan's contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference shall not be recognized as an adjustment of yield, a loss accrual or a valuation allowance. Decreases in the expected cash flows in subsequent periods require the establishment of an allowance for loan losses. Improvements in expected cash flows in future periods result in a reduction of the nonaccretable discount, with such amount reclassified as part of the accretable yield and subsequently recognized in interest income over the remaining lives of the acquired loans on a level-yield basis if the amount and timing of future cash flows is reasonably estimable.

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

An acquired loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the event of a sale of the loan, a gain or loss on sale is recognized and reported within noninterest income based on the difference between the sales proceeds and the carrying amount of the loan. In other cases, individual loans are removed from the pool based on comparing the amount received from its resolution (fair value of the underlying collateral less costs to sell in the case of a foreclosure) with its outstanding balance. Any difference between these amounts is recorded as a charge-off through the allowance for loan losses. Acquired loans subject to modification are not removed from the pool even if those loans would otherwise be deemed TDRs as the pool and not the individual loan, represents the unit of account.

Allowance for Loan Losses

The allowance for loan losses is the amount, which in the opinion of management, is necessary to absorb incurred losses inherent in the loan portfolio. The allowance is determined based upon numerous considerations, including local and regional conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the independent loan review staff and management, as well as consideration of volume and trends of delinquencies, nonperforming loans and loan charge-offs. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. As a result of tests of adequacy, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses.

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

The allowance for loan losses for homogeneous non impaired loans is calculated using a systematic methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. For purposes of our allowance methodology, the loan portfolio is segmented as described in Note 5. Each segment has a distinct set of risk characteristics monitored by management. We further assess and monitor risk and performance at a more disaggregated level, which includes our internal risk grading system for the commercial segments.

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

After consideration of the historic loss analysis, management applies additional qualitative adjustments so that the allowance for loan losses is reflective of the estimate of incurred losses that exist in the loan portfolio at the balance sheet date.  Qualitative adjustments are made if, in the judgment of management, incurred loan losses inherent in the loan portfolio are not fully captured in the historical loss analysis. Qualitative considerations include the loan portfolio trends, composition and nature of loans; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experience across one of more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability and depth of lending management and staff. The evaluation of the various components of the allowance for loan losses requires considerable judgment in order to estimate inherent loss exposures. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make loan grade changes as well as recognize additions to the allowance based on their examinations.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is determined using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance, repairs and minor replacements are charged to expense as incurred.

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

The Company has the option to first assess qualitative factors, by performing a qualitative analysis, to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is greater than its carrying amount, the impairment test is not required. If the Company concludes otherwise, the Company is required to perform a quantitative impairment test. In the quantitative impairment test, the estimated fair value of a reporting unit is compared to the carrying amount in order to determine if impairment is indicated. If the estimated fair value exceeds the carrying amount, the reporting unit is not deemed to be impaired. If the estimated fair value is below the carrying value of the reporting unit, the difference is the amount of impairment.

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

Determining the fair value of a reporting unit under the goodwill impairment tests and determining the fair value of other intangible assets are judgmental and often involve the use of significant estimates and assumptions. Estimates of fair value are primarily determined using the discounted cash flows method, which uses significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return and projected growth rates. Future events may impact such estimates and assumptions and could cause the Company to conclude that our goodwill or intangible assets have become impaired, which would result in recording an impairment loss.

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

Stock-Based Compensation

We maintain various long-term incentive stock benefit plans under which we grant stock options and restricted stock units to certain directors and key employees. We recognize compensation expense in our consolidated statements of income over the requisite service period, based on the grant-date fair value of the award. For restricted stock awards and units, we recognize compensation expense ratably over the vesting period for the fair value of the award, measured at the grant date. The fair values of options are estimated using the Black-Scholes option pricing model.

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

Comprehensive Income

At the Company, comprehensive income represents net income plus OCI, which consists primarily of the net change in unrealized gains (losses) on AFS securities for the period, changes in the funded status of employee benefit plans and unrealized gains (losses) on derivatives designated as hedging instruments. AOCI represents the net unrealized gains (losses) on AFS securities, the previously unrecognized portion of the funded status of employee benefit plans and the fair value of instruments designated as hedging instruments, net of income taxes, as of the consolidated balance sheet dates.

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in the consolidated statements of income.

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

Other Financial Instruments

The Company is a party to certain other financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit as well as certain mortgage loans sold to investors with recourse. The Company’s policy is to record such instruments when funded.

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

In 2017, the Company acquired Downeast Pension Services, Inc. for total consideration of $5.7 million. As part of the acquisition, the Company recorded goodwill of $2.6 million and $1.7 million contingent consideration recorded in other liabilities on the consolidated balance sheet as of December 31, 2017.

In 2016, the Company acquired Actuarial Designs & Solutions, Inc. for total consideration of $3.0 million and Columbia Ridge Capital Management, Inc., for total consideration of $1.3 million. As part of the acquisitions, the Company recorded goodwill of $1.3 million and $0.8 million, respectively.

In 2015 , the Company acquired Third Party Administrators, Inc., a retirement plan administration company for total consideration of $4.1 million. As part of the acquisition, the Company recorded goodwill of $2.3 million.

The operating results of acquired companies are included in the consolidated results after the dates of acquisition.

3.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2017
Federal agency	$109,862	$-	$963	$108,899
State & municipal	42,171	62	277	41,956
Mortgage-backed:
Government-sponsored enterprises	530,392	1,406	3,345	528,453
U.S. government agency securities	26,363	334	223	26,474
Collateralized mortgage obligations:
Government-sponsored enterprises	496,033	254	10,114	486,173
U.S. government agency securities	50,721	165	1,065	49,821
Other securities	10,623	3,672	146	14,149
Total AFS securities	$1,266,165	$5,893	$16,133	$1,255,925
As of December 31, 2016
Federal agency	$175,135	$78	$805	$174,408
State & municipal	47,053	153	480	46,726
Mortgage-backed:
Government-sponsored enterprises	513,814	3,345	2,492	514,667
U.S. government securities	14,955	411	189	15,177
Collateralized mortgage obligations:
Government-sponsored enterprises	513,431	532	7,688	506,275
U.S. government securities	60,822	184	708	60,298
Other securities	15,849	6,394	1,504	20,739
Total AFS securities	$1,341,059	$11,097	$13,866	$1,338,290

The components of net realized gains (losses) on the sale of AFS securities are as follows. These amounts were reclassified out of AOCI and into earnings:

	Years ended December 31,
(In thousands)	2017	2016	2015
Gross realized gains	$2,241	$683	$3,099
Gross realized (losses)	(372)	(1,327)	(12)
Net AFS realized gains (losses)	$1,869	$(644)	$3,087

Included in net gains (losses) from sales transactions, the Company also recorded gains from calls on AFS securities of approximately $0.1 million for each of the years ended December 31, 2017, 2016 and 2015.

In the year ended December 31, 2017, the Company recognized a loss of $2 thousand on HTM securities sales transactions. There were no sales of HTM securities in the year ended December 31, 2016.

At December 31, 2017 and 2016, AFS and HTM securities with amortized costs totaling $1.5 billion were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2017 and 2016, AFS and HTM securities with an amortized cost of $231.3 million and $235.6 million, respectively, were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2017
Mortgage-backed:
Government-sponsored enterprises	$96,357	$85	$810	$95,632
U.S. government agency securities	418	57	-	475
Collateralized mortgage obligations:
Government-sponsored enterprises	186,327	224	2,577	183,974
State & municipal	200,971	1,439	620	201,790
Total HTM securities	$484,073	$1,805	$4,007	$481,871
As of December 31, 2016
Mortgage-backed:
Government-sponsored enterprises	$96,668	$-	$1,176	$95,492
U.S. government agency securities	533	87	-	620
Collateralized mortgage obligations:
Government-sponsored enterprises	225,213	1,060	1,508	224,765
State & municipal	205,534	434	1,795	204,173
Total HTM securities	$527,948	$1,581	$4,479	$525,050

At December 31, 2017 and 2016, all of the mortgaged-backed HTM securities were comprised of U.S. government agency securities.

The following table sets forth information with regard to investment securities with unrealized losses segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions

As of December 31, 2017
AFS securities:
Federal agency	$64,653	$(242)	5	$44,246	$(721)	4	$108,899	$(963)	9
State & municipal	23,566	(200)	39	5,994	(77)	8	29,560	(277)	47
Mortgage-backed	317,630	(2,381)	55	58,316	(1,188)	24	375,946	(3,569)	79
Collateralized mortgage obligations	227,917	(2,658)	35	275,303	(8,521)	42	503,220	(11,179)	77
Other securities	-	-	-	2,959	(146)	1	2,959	(146)	1
Total securities with unrealized losses	$633,766	$(5,481)	134	$386,818	$(10,653)	79	$1,020,584	$(16,134)	213

HTM securities:
Mortgage-backed	$15,477	$(140)	2	$33,703	$(670)	2	$49,180	$(810)	4
Collateralized mortgage obligations	118,476	(1,064)	17	37,614	(1,513)	6	156,090	(2,577)	23
State & municipal	22,387	(132)	40	15,720	(488)	24	38,107	(620)	64
Total securities with unrealized losses	$156,340	$(1,336)	59	$87,037	$(2,671)	32	$243,377	$(4,007)	91

As of December 31, 2016
AFS securities:
Federal agency	$119,363	$(805)	10	$-	$-	-	$119,363	$(805)	10
State & municipal	31,873	(478)	55	483	(2)	1	32,356	(480)	56
Mortgage-backed	277,524	(2,668)	49	985	(13)	4	278,509	(2,681)	53
Collateralized mortgage obligations	473,746	(8,396)	57	-	-	-	473,746	(8,396)	57
Other securities	-	-	-	4,363	(1,504)	2	4,363	(1,504)	2
Total securities with unrealized losses	$902,506	$(12,347)	171	$5,831	$(1,519)	7	$908,337	$(13,866)	178

HTM securities:
Mortgage-backed	$95,492	$(1,176)	5	$-	$-	-	$95,492	$(1,176)	5
Collateralized mortgage obligations	108,587	(319)	12	35,209	(1,189)	4	143,796	(1,508)	16
State & municipal	81,984	(1,795)	155	-	-	-	81,984	(1,795)	155
Total securities with unrealized losses	$286,063	$(3,290)	172	$35,209	$(1,189)	4	$321,272	$(4,479)	176
Declines in the fair value of HTM and AFS securities below their amortized cost, less any current period credit loss, that are deemed to be OTTI are reflected in earnings as a realized loss, or in OCI. The classification is dependent upon whether the Company intends to sell the security, or whether it is more likely than not it will be required to sell the security before recovery. The OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in OCI net of applicable taxes.

In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the historical and implied volatility of the fair value of the security.

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time it is believed the Company will receive full value for the securities. The unrealized losses on HTM debt securities are due to increases in market interest rates over yields at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities. The fair value is expected to recover as the bonds approach their maturity date or if market yields for such investments decline.

Management also has the intent to hold, and will not be required to sell, the securities classified as AFS for a period of time sufficient for a recovery of cost, which may be until maturity. The unrealized losses on AFS debt securities are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities. For AFS debt and equity securities, OTTI losses are recognized in earnings if the Company intends to sell the security. In other cases the Company considers the relevant factors noted above, as well as the Company's intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence exists to support a realizable value equal to or greater than the cost basis. Any impairment loss on an equity security is equal to the full difference between the cost basis and the fair value of the security.

As of December 31, 2017 and 2016, management believes the impairments detailed in the table above are temporary. For the year ended December 31, 2017, $1.3 million of an OTTI loss on an AFS equity investment was realized in the Company’s consolidated statements of income. There were no OTTI losses realized in the Company’s consolidated statements of income for years ended December 31, 2016 and 2015.

During the year ended December 31, 2017, the Company sold HTM securities with an amortized cost of $0.8 million and an unrealized loss of $2 thousand. Due to significant deterioration in the creditworthiness of the issuers of the HTM securities sold, the Company changed its intent to hold the HTM securities that were sold to maturity, which did not affect the Company's intent to hold the remainder of the HTM portfolio to maturity. There were no sales of HTM securities in the year ended December 31, 2016.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2017:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$63,309	$63,186
From one to five years	90,119	89,275
From five to ten years	178,128	177,961
After ten years	923,987	911,354
Total AFS debt securities	$1,255,543	$1,241,776
HTM debt securities:
Within one year	$31,412	$31,413
From one to five years	42,363	42,588
From five to ten years	174,950	174,937
After ten years	235,348	232,933
Total HTM debt securities	$484,073	$481,871

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2017 and 2016.

4.	Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2017	2016
Residential real estate mortgages	$1,321,695	$1,262,614
Commercial	1,317,174	1,242,701
Commercial real estate	1,711,095	1,543,301
Consumer	1,740,038	1,641,657
Home equity	494,771	507,784
Total loans	$6,584,773	$6,198,057

Included in the above loans are net deferred loan origination costs totaling $42.6 million and $40.3 million at December 31, 2017 and 2016, respectively. The Company had $0.7 million residential loans held for sale as of December 31, 2017. The Company had $0.6 million of residential loans held for sale as of December 31, 2016.

The total amount of loans serviced by the Company for unrelated third parties was $586.7 million and $604.0 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company had $0.6 million and $0.9 million, respectively, of mortgage servicing rights.

At December 31, 2017 and 2016, the Company serviced $29.1 million and $28.5 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2017 and 2016.

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate mortgages.

In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers and other related parties. Such loans, in management’s opinion, do not present more than the normal risk of collectability or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties and changes during the years are summarized as follows:

(In thousands)	2017	2016
Balance at January 1,	$2,050	$2,346
New loans	297	936
Adjustment due to change in composition of related parties	198	(406)
Repayments	(968)	(826)
Balance at December 31,	$1,577	$2,050

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

Business Banking – The Company offers a variety of loan options to meet the specific needs of our business banking customers including term loans, business banking mortgages and lines of credit. Such loans are generally less than $750 thousand and are made available to businesses for working capital such as inventory and receivables, business expansion, equipment purchases and agricultural needs. Generally, a collateral lien is placed on equipment or other assets owned by the borrower such as inventory and/or receivables. These loans carry a higher risk than commercial loans due to the smaller size of the borrower and lower levels of capital. To reduce these risks, the Company obtains personal guarantees of the owners for a majority of the loans.

Consumer Loans

The Company offers a variety of consumer loan products including indirect, home equity and direct loans.

Indirect – The Company maintains relationships with many dealers primarily in the communities that we serve. Through these relationships, the Company primarily finances the purchases of automobiles and recreational vehicles (such as campers, boats, etc.) indirectly through dealer relationships. Approximately 70% of the indirect relationships represent automobile financing. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed. As of December 31, 2017 and 2016, respectively, the consumer loan portfolio includes $403.6 million and $374.9 million of unsecured consumer loans across a national footprint originated through our relationship with national technology-driven consumer lending companies. Advances of credit through this specialty lending business line are to prime borrowers and are subject to the Company’s underwriting standards.

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

Allowance for Loan Loss Calculation

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectability of the portfolio. For individually impaired loans, these include estimates of impairment, if any, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans, estimates of the Company’s exposure to credit loss reflect a current assessment of a number of factors, which could affect collectability. These factors include: past loss experience, size, trend, composition and nature of loans; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability and depth of lending management and staff.

After a thorough consideration of the factors discussed above, any required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses. These charges are necessary to maintain the allowance at a level that management believes is reflective of overall level of incurred loss in the portfolio. While management uses available information to recognize losses on loans, additions and reductions of the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.

The following table illustrates the changes in the allowance for loan losses by portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Unallocated	Total
Balance as of December 31, 2016	$25,444	$33,375	$6,381	$-	$65,200
Charge-offs	(4,169)	(27,072)	(1,846)	-	(33,087)
Recoveries	1,077	5,142	180	-	6,399
Provision	5,254	25,385	349	-	30,988
Ending Balance as of December 31, 2017	$27,606	$36,830	$5,064	$-	$69,500

Balance as of December 31, 2015	$25,545	$29,253	$7,960	$260	$63,018
Charge-offs	(4,592)	(23,364)	(1,343)	-	(29,299)
Recoveries	1,887	3,870	293	-	6,050
Provision	2,604	23,616	(529)	(260)	25,431
Ending Balance as of December 31, 2016	$25,444	$33,375	$6,381	$-	$65,200

Balance as of December 31, 2014	$32,433	$26,720	$7,130	$76	$66,359
Charge-offs	(5,718)	(18,140)	(2,229)	-	(26,087)
Recoveries	1,014	3,127	320	-	4,461
Provision	(2,184)	17,546	2,739	184	18,285
Ending Balance as of December 31, 2015	$25,545	$29,253	$7,960	$260	$63,018

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans. There was no allowance for loan losses for the acquired loan portfolio as of December 31, 2017 and $0.7 million as of December 31, 2016. Net charge-offs related to acquired loans totaled approximately $0.7 million, $0.5 million and $2.7 million during the years ended December 31, 2017, 2016 and 2015, respectively, and are included in the table above.

The following table illustrates the allowance for loan losses and the recorded investment by portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Total
As of December 31, 2017
Allowance for loan losses	$27,606	$36,830	$5,064	$69,500
Allowance for loans individually evaluated for impairment	57	-	-	57
Allowance for loans collectively evaluated for impairment	27,549	36,830	5,064	69,443
Ending balance of loans	3,028,269	2,234,809	1,321,695	6,584,773
Ending balance of originated loans individually evaluated for impairment	5,876	8,432	6,830	21,138
Ending balance of acquired loans collectively evaluated for impairment	187,313	43,906	170,472	401,691
Ending balance of originated loans collectively evaluated for impairment	$2,835,080	$2,182,471	$1,144,393	$6,161,944

As of December 31, 2016
Allowance for loan losses	$25,444	$33,375	$6,381	$65,200
Allowance for loans individually evaluated for impairment	1,517	-	-	1,517
Allowance for loans collectively evaluated for impairment	23,927	33,375	6,381	63,683
Ending balance of loans	2,786,002	2,149,441	1,262,614	6,198,057
Ending balance of originated loans individually evaluated for impairment	13,070	8,488	6,111	27,669
Ending balance of acquired loans individually evaluated for impairment	1,205	-	-	1,205
Ending balance of acquired loans collectively evaluated for impairment	236,413	63,005	199,471	498,889
Ending balance of originated loans collectively evaluated for impairment	$2,535,314	$2,077,948	$1,057,032	$5,670,294

The following table sets forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2017
Originated
Commercial Loans:
Commercial	$-	$-	$-	$-	$202	$753,577	$753,779
Commercial Real Estate	161	138	-	299	3,178	1,533,065	1,536,542
Agricultural	117	-	-	117	1,043	34,386	35,546
Agricultural Real Estate	493	-	-	493	2,736	30,905	34,134
Business Banking	1,907	597	-	2,504	5,304	473,147	480,955
Total Commercial Loans	$2,678	$735	$-	$3,413	$12,463	$2,825,080	$2,840,956
Consumer Loans:
Indirect	$18,747	$4,033	$3,492	$26,272	$2,115	$1,642,664	$1,671,051
Home Equity	2,887	854	341	4,082	2,736	448,081	454,899
Direct	341	108	70	519	35	64,399	64,953
Total Consumer Loans	$21,975	$4,995	$3,903	$30,873	$4,886	$2,155,144	$2,190,903
Residential Real Estate Mortgages	$3,730	$667	$1,262	$5,659	$5,987	$1,139,577	$1,151,223
Total Originated Loans	$28,383	$6,397	$5,165	$39,945	$23,336	$6,119,801	$6,183,082

Acquired
Commercial Loans:
Commercial	$-	$-	$-	$-	$-	$39,575	$39,575
Commercial Real Estate	-	-	-	-	2	106,632	106,634
Business Banking	354	-	-	354	669	40,081	41,104
Total Commercial Loans	$354	$-	$-	$354	$671	$186,288	$187,313
Consumer Loans:
Indirect	$38	$-	$1	$39	$22	$1,157	$1,218
Home Equity	254	34	103	391	225	39,256	39,872
Direct	6	1	1	8	23	2,785	2,816
Total Consumer Loans	$298	$35	$105	$438	$270	$43,198	$43,906
Residential Real Estate Mortgages	$627	$226	$140	$993	$1,431	$168,048	$170,472
Total Acquired Loans	$1,279	$261	$245	$1,785	$2,372	$397,534	$401,691
Total Loans	$29,662	$6,658	$5,410	$41,730	$25,708	$6,517,335	$6,584,773

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2016
Originated
Commercial Loans:
Commercial	$33	$5	$-	$38	$2,964	$650,568	$653,570
Commercial Real Estate	-	-	-	-	7,935	1,343,854	1,351,789
Agricultural	-	-	-	-	730	37,186	37,916
Agricultural Real Estate	-	-	-	-	1,803	30,619	32,422
Business Banking	1,609	318	-	1,927	4,860	465,900	472,687
Total Commercial Loans	$1,642	$323	$-	$1,965	$18,292	$2,528,127	$2,548,384
Consumer Loans:
Indirect	$19,253	$4,185	$2,499	$25,937	$2,145	$1,538,593	$1,566,675
Home Equity	3,416	1,065	528	5,009	2,851	448,797	456,657
Direct	452	125	20	597	107	62,400	63,104
Total Consumer Loans	$23,121	$5,375	$3,047	$31,543	$5,103	$2,049,790	$2,086,436
Residential Real Estate Mortgages	$2,725	$172	$1,406	$4,303	$6,682	$1,052,158	$1,063,143
Total Originated Loans	$27,488	$5,870	$4,453	$37,811	$30,077	$5,630,075	$5,697,963

Acquired
Commercial Loans:
Commercial	$-	$-	$-	$-	$-	$49,447	$49,447
Commercial Real Estate	-	-	-	-	1,891	135,398	137,289
Business Banking	236	-	-	236	804	49,842	50,882
Total Commercial Loans	$236	$-	$-	$236	$2,695	$234,687	$237,618
Consumer Loans:
Indirect	$100	$5	$-	$105	$47	$8,541	$8,693
Home Equity	254	53	30	337	237	50,553	51,127
Direct	30	2	-	32	20	3,133	3,185
Total Consumer Loans	$384	$60	$30	$474	$304	$62,227	$63,005
Residential Real Estate Mortgages	$609	$28	$327	$964	$2,636	$195,871	$199,471
Total Acquired Loans	$1,229	$88	$357	$1,674	$5,635	$492,785	$500,094
Total Loans	$28,717	$5,958	$4,810	$39,485	$35,712	$6,122,860	$6,198,057

There were no material commitments to extend further credit to borrowers with nonperforming loans as of December 31, 2017 and 2016.

Classified loans, including all TDRs and nonaccrual commercial loans that are graded Substandard or below, with outstanding balances of $750 thousand or more are evaluated for impairment through the Company’s quarterly status review process. The Company considers commercial loans less than $750 thousand to be homogeneous loans. In determining that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.  For loans that are identified as impaired, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  These impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment.  Any change to the previously recognized amount of impairment loss is recognized as a component of the provision for loan losses.

The following provides additional information on impaired loans specifically evaluated for impairment:

	December 31, 2017			December 31, 2016
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
Commercial	$-	$251		$1,278	$1,697
Commercial Real Estate	2,211	3,979		3,816	3,841
Agricultural	452	465		130	137
Agricultural Real Estate	2,250	2,423		1,434	1,567
Business Banking	860	1,730		655	728
Total Commercial Loans	$5,773	$8,848		$7,313	$7,970
Consumer Loans:
Indirect	$131	$143		$5	$16
Home Equity	8,027	9,966		8,483	9,429
Direct	274	274		-	-
Total Consumer Loans	$8,432	$10,383		$8,488	$9,445
Residential Real Estate Mortgages	$6,830	$8,780		$6,111	$6,906
Total	$21,035	$28,011		$21,912	$24,321

With an allowance recorded:
Commercial Loans:
Commercial Real Estate	$76	$82	$30	$5,553	$5,736	$735
Agricultural	27	27	27	49	49	37
Agricultural Real Estate	-	-	-	155	155	54
Total Commercial Loans	$103	$109	$57	$5,757	$5,940	$826

Acquired
With an allowance recorded:
Commercial Loans:
Commercial Real Estate	$-	$-	$-	$1,205	$1,321	$691
Total Commercial Loans	$-	$-	$-	$1,205	$1,321	$691
Total	$21,138	$28,120	$57	$28,874	$31,582	$1,517

The following table summarizes the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	December 31, 2017		December 31, 2016		December 31, 2015
(In thousands)	Average Recorded Investment	Interest Income Recognized Accrual	Average Recorded Investment	Interest Income Recognized Accrual	Average Recorded Investment	Interest Income Recognized Accrual
Originated
Commercial Loans:
Commercial	$1,841	$-	$6,217	$-	$2,219	$71
Commercial Real Estate	3,534	115	5,828	167	8,538	164
Agricultural	224	1	715	1	148	1
Agricultural Real Estate	1,709	43	908	44	628	45
Business Banking	875	12	830	9	960	21
Total Commerical Loans	$8,183	$171	$14,498	$221	$12,493	$302
Consumer Loans:
Indirect	$35	$3	$8	$-	$-	$-
Home Equity	8,226	446	8,278	480	7,070	374
Direct	178	8	-	-	-	-
Total Consumer Loans	$8,439	$457	$8,286	$480	$7,070	$374
Residential Real Estate Mortgages	$6,523	296	6,143	269	5,128	219
Total Originated	$23,145	$924	$28,927	$970	$24,691	$895

Acquired
Commercial Loans
Commercial	$-	$-	$-	$-	$2,045	$-
Commercial Real Estate	93	-	1,205	-	5,734	-
Total Commerical Loans	$93	$-	$1,205	$-	$7,779	$-
Total Acquired	$93	$-	$1,205	$-	$7,779	$-
Total	$23,238	$924	$30,132	$970	$32,470	$895

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

Consumer and Residential Mortgage Grading System

Consumer and Residential Mortgage loans are graded as either Nonperforming or Performing.

●	Nonperforming

Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.

●	Performing

All loans not meeting any of these three criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class:

(In thousands)	December 31, 2017
Originated
Commercial Credit Exposure
By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$708,567	$1,481,926	$31,142	$23,381	$2,245,016
Special Mention	30,337	28,264	2,294	2,441	63,336
Substandard	14,875	26,352	2,110	8,312	51,649
Total	$753,779	$1,536,542	$35,546	$34,134	$2,360,001

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking	Total
Non-classified	$468,898	$468,898
Classified	12,057	12,057
Total	$480,955	$480,955

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$1,665,444	$451,822	$64,848	$2,182,114
Nonperforming	5,607	3,077	105	8,789
Total	$1,671,051	$454,899	$64,953	$2,190,903

Residential Mortgage Credit Exposure
By Payment Activity:	Residential Mortgage	Total
Performing	$1,143,974	$1,143,974
Nonperforming	7,249	7,249
Total	$1,151,223	$1,151,223

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	Commercial	Commercial Real Estate	Total
Pass	$37,825	$103,248	$141,073
Special Mention	425	498	923
Substandard	1,325	2,888	4,213
Total	$39,575	$106,634	$146,209

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking	Total
Non-classified	$38,236	$38,236
Classified	2,868	2,868
Total	$41,104	$41,104

Consumer Credit Exposure
By Payment Activity:	Indirect	Home E quity	Direct	Total
Performing	$1,195	$39,544	$2,792	$43,531
Nonperforming	23	328	24	375
Total	$1,218	$39,872	$2,816	$43,906

Residential Mortgage Credit Exposure
By Payment Activity:	Residential Mortgage	Total
Performing	$168,901	$168,901
Nonperforming	1,571	1,571
Total	$170,472	$170,472

(In thousands)	December 31, 2016
Originated
Commercial Credit Exposure
By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$616,829	$1,288,409	$36,762	$28,912	$1,970,912
Special Mention	7,750	31,053	25	1,896	40,724
Substandard	28,991	32,327	1,124	1,614	64,056
Doubtful	-	-	5	-	5
Total	$653,570	$1,351,789	$37,916	$32,422	$2,075,697

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking	Total
Non-classified	$458,864	$458,864
Classified	13,823	13,823
Total	$472,687	$472,687

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$1,562,031	$453,278	$62,977	$2,078,286
Nonperforming	4,644	3,379	127	8,150
Total	$1,566,675	$456,657	$63,104	$2,086,436

Residential Mortgage Credit Exposure
By Payment Activity:	Residential Mortgage	Total
Performing	$1,055,055	$1,055,055
Nonperforming	8,088	8,088
Total	$1,063,143	$1,063,143

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	Commercial	Commercial Real Estate	Total
Pass	$48,194	$127,660	$175,854
Special Mention	76	1,231	1,307
Substandard	1,177	7,193	8,370
Doubtful	-	1,205	1,205
Total	$49,447	$137,289	$186,736

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking	Total
Non-classified	$47,347	$47,347
Classified	3,535	3,535
Total	$50,882	$50,882

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$8,646	$50,860	$3,165	$62,671
Nonperforming	47	267	20	334
Total	$8,693	$51,127	$3,185	$63,005

Residential Mortgage Credit Exposure
By Payment Activity:	Residential Mortgage	Total
Performing	$196,508	$196,508
Nonperforming	2,963	2,963
Total	$199,471	$199,471

Troubled Debt Restructuring

When the Company modifies a loan in a troubled debt restructuring, such modifications include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount. Residential and home equity TDRs occurring during 2017 and 2016 were due to the reduction in the interest rate or extension of the term.  Commercial and business banking TDRs during 2017 and 2016 were both a reduction of the interest rate and change in terms.

When the Company modifies a loan in a troubled debt restructuring, management measures for impairment, if any, based on the present value of the expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sold (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs. If management determines that the value of the modified loan is less than the recorded investment in the loan an impairment charge would be recorded.

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Year ended December 31, 2017
(In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Loans:
Commercial	1	$3,300	$3,239
Business Banking	3	385	381
Total Commercial Loans	4	$3,685	$3,620
Consumer Loans:
Indirect	8	$145	$143
Home Equity	13	552	600
Direct	2	279	279
Total Consumer Loans	23	$976	$1,022
Residential Real Estate Mortgages	15	$1,454	$1,474
Total Troubled Debt Restructurings	42	$6,115	$6,116

	Year ended December 31, 2016
(In thousands)	Number of contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer Loans:
Home Equity	28	$1,886	$1,743
Total Consumer Loans	28	$1,886	$1,743
Residential Real Estate Mortgages	13	$1,084	$843
Total Troubled Debt Restructurings	41	$2,970	$2,586

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Year ended December 31, 2017		Year ended December 31, 2016
(In thousands)	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Commercial Loans:
Commercial	1	$145	1	$169
Commercial Real Estate	-	-	1	1,573
Business Banking	1	329	1	67
Total Commercial Loans	2	$474	3	$1,809
Consumer Loans:
Indirect	2	$19	-	$-
Home Equity	34	1,720	34	1,770
Total Consumer Loans	36	$1,739	34	$1,770
Residential Real Estate Mortgages	19	$1,302	16	$1,109
Total Troubled Debt Restructurings	57	$3,515	53	$4,688

6.	Premises and Equipment, Net

A summary of premises and equipment follows:

	December 31,
(In thousands)	2017	2016
Land, buildings and improvements	$121,771	$121,037
Equipment	57,080	56,243
Premises and equipment before accumulated depreciation	$178,851	$177,280
Accumulated depreciation	97,546	93,093
Total premises and equipment	$81,305	$84,187

Buildings and improvements are depreciated based on useful lives of 15 to 40 years. Equipment is depreciated based on useful lives of three to ten years.

Rental expense included in occupancy expense amounted to $8.5 million in 2017, $7.8 million in December 31, 2016 and $7.9 million in December 31, 2015. The future minimum rental payments related to non-cancelable operating leases with original terms of one year or more are as follows:

(In thousands)	December 31, 2017
2018	$7,910
2019	7,227
2020	6,547
2021	5,352
2022	4,646
Thereafter	16,660
Total	$48,342

7.	Goodwill and Other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2017	$265,439
Goodwill Acquired	2,604
December 31, 2017	$268,043

January 1, 2016	$265,957
Goodwill Acquired	2,047
Goodwill Adjustments	(2,565)
December 31, 2016	$265,439

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets.  These intangible assets are amortized over their estimated useful lives, which range primarily from one to twenty years.

There was no impairment of goodwill recorded during the year ended December 31, 2017. During the year ended December 31, 2016, as a result of the disposition of a line of business in the Company's insurance agency subsidiary, the Company performed a goodwill impairment test that resulted in an impairment charge of $2.6 million.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2017	2016
Core deposit intangibles:
Gross carrying amount	$8,975	$8,975
Less: accumulated amortization	6,581	5,626
Net carrying amount	$2,394	$3,349

Identified intangible assets:
Gross carrying amount	$33,632	$32,338
Less: accumulated amortization	22,606	19,872
Net carrying amount	$11,026	$12,466

Total intangibles:
Gross carrying amount	$42,607	$41,313
Less: accumulated amortization	29,187	25,498
Net carrying amount	$13,420	$15,815

Amortization expense on intangible assets with definite useful lives totaled $4.0 million for 2017, $3.9 million for 2016 and $4.9 million for 2015.  Amortization expense on intangible assets with definite useful lives is expected to total $3.3 million for 2018, $2.7 million for 2019, $2.2 million for 2020, $1.6 million for 2021, $1.1 million for 2022 and $2.5 million thereafter.  Other identified intangible assets include customer lists and non-competes.

During the year ended December 31, 2017, the Company disposed of an intangible asset that resulted in an impairment charge of $1.5 million. There was no impairment of intangible assets recorded during the year ended December 31, 2016.

8.	Deposits

The following table sets forth the maturity distribution of time deposits:

(In thousands)	December 31, 2017
Within one year	$394,674
After one but within two years	259,710
After two but within three years	62,536
After three but within four years	40,151
After four but within five years	28,525
After five years	21,170
Total	$806,766

Time deposits of $250,000 or more aggregated $92.8 million and $84.3 million December 31, 2017 and 2016, respectively.

9.	Short-Term Borrowings

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

Short-term borrowings totaled $719.1 million and $681.7 million at December 31, 2017 and 2016, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing of approximately $2.0 billion and $1.9 billion at December 31, 2017 and 2016, respectively. Borrowings on the FHLB lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows as of December 31,:

(Dollars in thousands)	2017	2016	2015
Federal funds purchased:
Balance at year-end	$60,000	$50,000	$99,500
Average during the year	54,162	65,257	97,424
Maximum month end balance	80,000	85,000	159,000
Weighted average rate during the year	2.16%	0.98%	0.36%
Weighted average rate at year-end	2.41%	1.19%	0.51%

Securities sold under repurchase agreements:
Balance at year-end	$182,123	$173,703	$167,981
Average during the year	175,539	168,821	162,201
Maximum month end balance	190,326	189,875	178,326
Weighted average rate during the year	0.07%	0.06%	0.06%
Weighted average rate at year-end	0.07%	0.07%	0.06%

Other short-term borrowings:
Balance at year-end	$477,000	$458,000	$175,000
Average during the year	460,334	263,575	80,260
Maximum month end balance	591,000	424,000	175,000
Weighted average rate during the year	1.02%	0.59%	0.42%
Weighted average rate at year-end	1.18%	0.70%	0.56%

See Note 3 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

10.	Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans. A summary is as follows:

(Dollars in thousands)	December 31, 2017				December 31, 2016
Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2017	$-	-	$-	-	$40,150	2.67%	$25,000	3.48%
2018	40,037	2.57%	25,000	3.15%	40,000	2.57%	25,000	3.15%
2019	20,000	1.96%	-	-	20,000	1.96%	-	-
2020	25,000	2.34%	-	-	-	-	-	-
2021	56	4.00%	-	-	72	4.00%	-	-
2031	3,776	2.45%	-	-	3,865	2.45%	-	-
Total	$88,869		$25,000		$104,087		$50,000

11.	Junior Subordinated Debt

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

The debentures held by each trust are the sole assets of that trust. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $98.0 million at December 31, 2017. The Company owns all of the common securities of the Trusts and has accordingly recorded $3.2 million in equity method investments classified as other assets in our consolidated balance sheets at December 31, 2017. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

As of December 31, 2017, the Trusts had the following trust preferred securities outstanding and held the following junior subordinated debentures of the Company (dollars in thousands):

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
The Company’s junior subordinated debentures are redeemable prior to the maturity date at our option upon each trust’s stated option repurchase dates and from time to time thereafter. These debentures are also redeemable in whole at any time upon the occurrence of specific events defined within the trust indenture. Our obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the issuers’ obligations under the trust preferred securities. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

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

12.	Income Taxes

The significant components of income tax expense attributable to operations are as follows:

	Years ended December 31,
(In thousands)	2017	2016	2015
Current:
Federal	$35,839	$30,492	$32,871
State	6,599	5,628	4,329
Total Current	$42,438	$36,120	$37,200

Deferred:
Federal	$3,850	$3,994	$2,521
State	(278)	278	482
Total Deferred	$3,572	$4,272	$3,003
Total income tax expense	$46,010	$40,392	$40,203

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%. The Tax Act also establishes new tax laws that will affect years subsequent to 2017. ASC 740, Income Taxes, requires a company to record the effects of a tax law change in the period of enactment, however shortly after the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

In connection with our initial analysis of the impact of the Tax Act, the Company recorded a $4.4 million adjustment in the year ended December 31, 2017 for remeasurement of deferred tax assets and liabilities for the corporate rate reduction. A certain amount of this adjustment is provisional, related to consideration of depreciation, compensation matters and different interpretations by various regulatory authorities.

In the first quarter of 2017, the Company adopted the provision of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, requiring that all excess tax benefits and tax deficiencies associated with equity-based compensation be recognized as an income tax benefit or expense in the income statement. Previously, tax effects resulting from changes in the Company's share price subsequent to the grant date were recorded through stockholders' equity at the time of vesting or exercise. The adoption of ASU 2016-09 resulted in income tax benefits of $1.8 million in the year ended December 31, 2017.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$17,390	$24,925
Deferred compensation	7,230	11,578
Postretirement benefit obligation	2,159	2,929
Fair value adjustments from acquisitions	919	1,883
Unrealized losses on securities	3,715	3,259
Accrued liabilities	769	1,775
Stock-based compensation expense	2,642	4,817
Other	711	1,148
Total deferred tax assets	$35,535	$52,314
Deferred tax liabilities:
Pension benefits	$12,439	$17,303
Amortization of intangible assets	11,110	17,557
Premises and equipment, primarily due to accelerated depreciation	2,792	4,375
Deferred loan costs	634	1,759
Cash flow hedges	877	1,129
Other	390	501
Total deferred tax liabilities	$28,242	$42,624
Net deferred tax asset at year-end	$7,293	$9,690
Net deferred tax asset at beginning of year	9,690	14,940
(Decrease) in net deferred tax asset	$(2,397)	$(5,250)

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2017 and 2016.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

	Years ended December 31,
(In thousands)	2017	2016	2015
Federal income tax at statutory rate	$44,857	$41,581	$40,820
Tax exempt income	(2,303)	(2,205)	(2,037)
Net increase in cash surrender value of life insurance	(1,780)	(1,712)	(1,373)
Federal tax credit	(1,343)	(1,323)	(939)
State taxes, net of federal tax benefit	4,107	3,838	3,127
Federal tax reform (Tax Act)	4,407	-	-
Stock-based compensation, excess tax benefit	(1,619)	-	-
Other, net	(316)	213	605
Income tax expense	$46,010	$40,392	$40,203

A reconciliation of the beginning and ending balance of Federal and State gross unrecognized tax benefits ("UTBs") is as follows:

(In thousands)	2017	2016
Balance at January 1	$559	$-
Additions for tax positions of prior years	-	425
Reduction for tax positions of prior years	(31)	-
Current period tax positions	137	134
Balance at December 31	$665	$559
Amount that would affect the effective tax rate if recognized, gross of tax	$525	$363

At December 31, 2015 the Company had no UTBs. We recognize interest and penalties on the income tax expense line in the accompanying consolidated statements of income. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months.  As of December 31, 2017, no significant changes to UTBs are projected; however, tax audit examinations are possible. The Company recognized an insignificant amount of interest expense related to UTBs in the consolidated statement of income for the year ended December 31, 2017.

During the year ended December 31, 2017, the Company settled the tax audit by the state of New York for tax years, 2011, 2012 and 2013 without any material audit assessments. The Company is no longer subject to U.S. Federal tax examination by tax authorities for years prior to 2014 and New York State for years prior to 2013. The 2013 tax year related to New York examinations, while previously audited by the state, remains open by statute.

13.	Employee Benefit Plans

Defined Benefit Post-retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at December 31, 2017. Benefits paid from the plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. Prior to January 1, 2000, the Plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the Plan was converted to a cash balance plan with grandfathering provisions for existing participants. Effective March 1, 2013, the Plan was amended. Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013. In May 2013, the noncontributory, frozen, defined benefit pension plan assumed from Alliance in the acquisition was merged into the Plan.

In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives.  The Company also assumed supplemental retirement plans for certain former executives in the Alliance acquisition.

The supplemental employee retirement plans and the defined benefit pension plan are collectively referred to herein as “Pension Benefits.”

In addition, the Company provides certain health care benefits for retired employees. Benefits were accrued over the employees’ active service period. Only employees that were employed by NBT Bank on or before January 1, 2000 are eligible to receive post-retirement health care benefits. The Plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the Plan. Employees become eligible for these benefits if they reach normal retirement age while working for the Company. For eligible employees described above, the Company funds the cost of post-retirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years. In addition, the Company assumed post-retirement medical life insurance benefits for certain Alliance employees, retirees and their spouses, if applicable, in the Alliance acquisition. These post-retirement benefits are referred to herein as “Other Benefits.”

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

The components of AOCI, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other post-retirement benefits are summarized below:

	Pension Benefits		Other Benefits
(In thousands)	2017	2016	2017	2016
Net actuarial loss	$23,585	$28,328	$1,731	$1,430
Prior service cost (credit)	94	140	196	(38)
Total amounts recognized in AOCI (pre-tax)	$23,679	$28,468	$1,927	$1,392

A December 31 measurement date is used for the pension, supplemental pension and post-retirement benefit plans.  The following table sets forth changes in benefit obligations, changes in plan assets and the funded status of the pension plans and other post-retirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$90,477	$92,445	$7,478	$8,322
Service cost	1,511	2,162	12	14
Interest cost	4,168	4,223	357	353
Plan participants' contributions	-	-	218	234
Actuarial loss (gain)	4,028	(1,635)	388	(786)
Curtailment/ settlement	-	(715)	286	-
Benefits paid	(9,234)	(6,003)	(689)	(659)
Projected benefit obligation at end of year	$90,950	$90,477	$8,050	$7,478
Change in plan assets:
Fair value of plan assets at beginning of year	$116,216	$107,529	$-	$-
Actual return on plan assets	15,032	8,259	-	-
Employer contributions	2,212	6,431	471	425
Plan participants' contributions	-	-	218	234
Benefits paid	(9,234)	(6,003)	(689)	(659)
Fair value of plan assets at end of year	$124,226	$116,216	$-	$-

Funded (unfunded) status at year end	$33,276	$25,739	$(8,050)	$(7,478)

An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. The accumulated benefit obligation for pension benefits was $91.0 million and $90.5 million at December 31, 2017 and 2016, respectively. The accumulated benefit obligation for other post-retirement benefits was $8.1 million and $7.5 million at December 31, 2017 and 2016, respectively. The funded status of the pension and other post-retirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2017 and 2016.

	Pension Benefits		Other Benefits
(In thousands)	2017	2016	2017	2016
Other assets	$52,775	$45,344	$-	$-
Other liabilities	(19,499)	(19,605)	(8,050)	(7,478)
Funded status	$33,276	$25,739	$(8,050)	$(7,478)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years ended December 31,
	2017	2016	2015
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	4.20% - 4.21%	4.76%-4.84%	4.69%-4.71%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The following assumptions were used to determine net periodic pension cost:
Discount rate	4.76% - 4.84%	4.69%-4.71%	4.19%-4.30%
Expected long-term return on plan assets	7.00%	7.00%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%-3.75%

Net periodic benefit cost and other amounts recognized in OCI for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$1,511	$2,162	$2,677	$12	$14	$17
Interest cost	4,168	4,223	3,977	357	353	374
Expected return on plan assets	(7,929)	(7,430)	(8,589)	-	-	-
Amortization of gain due to curtailment	-	(768)	(154)	-	-	-
Amortization of prior service cost (credit)	46	32	21	51	(57)	(219)
Amortization of unrecognized net loss	1,668	2,235	2,174	87	117	263
Net periodic pension cost	$(536)	$454	$106	$507	$427	$435

Other changes in plan assets and benefit obligations recognized in OCI (pre-tax):
Net (gain) loss	$(3,075)	$(2,464)	$6,523	$388	$(786)	$(333)
Prior service cost	-	96	-	286	-	-
Amortization of gain due to settlement	-	(43)	(46)	-	-	-
Amortization of prior service (cost) credit	(46)	(32)	(21)	(51)	57	219
Amortization of unrecognized net (loss)	(1,668)	(2,235)	(2,174)	(87)	(117)	(263)
Total recognized in OCI	$(4,789)	$(4,678)	$4,282	$536	$(846)	$(377)

Total recognized in net periodic benefit cost and OCI, pre-tax	$(5,325)	$(4,224)	$4,388	$1,043	$(419)	$58

The Company expects that $1.2 million in net actuarial loss and nominal prior service costs will be recognized as components of net periodic benefit cost in 2018.

The following table sets forth estimated future benefit payments for the pension plans and other post-retirement benefit plans as of December 31, 2017:

(In thousands)	Pension Benefits	Other Benefits
2018	$7,256	$606
2019	7,087	598
2020	6,997	583
2021	6,728	559
2022	6,666	566
2023 - 2027	37,688	2,818

The Company made no voluntary contributions to the pension and other benefit plans during the year ended December 31, 2017. The Company made voluntary contributions to the pension plan totaling $5.6 million and no contributions to other benefit plans during the year ended December 31, 2016.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2017 were assumed to be 6.3 % to 10.5 % percent. The rates were assumed to decrease gradually to 3.9 % for fiscal year 2075 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2017:

(In thousands)	One Percentage Point Increase	One Percentage Point Decrease
Increase (decrease) on total service and interest cost components	$40	$(34)
Increase (decrease) on post-retirement accumulated benefit obligation	855	(738)

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target 2017	2017	2016
Cash and cash equivalents	0 - 20%	3%	2%
Fixed income securities	25 - 55%	45%	46%
Equities	40 - 65%	52%	52%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio.  All issues that are rated lower than A by Standard and Poor’s are to be excluded. Equity securities at December 31, 2017 and 2016 do not include any Company common stock.

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan:

(In thousands)	Level 1	Level 2	December 31, 2017
Cash and cash equivalents	$3,684	$-	$3,684
Foreign equity mutual funds	44,508	-	44,508
Equity mutual funds	26,747	-	26,747
U.S. government bonds	-	99	99
Corporate bonds	-	49,188	49,188
Total	$74,939	$49,287	$124,226

	Level 1	Level 2	December 31, 2016
Cash and cash equivalents	$3,500	$-	$3,500
Foreign equity mutual funds	33,687	-	33,687
Equity mutual funds	28,256	-	28,256
U.S. government bonds	-	1,283	1,283
Corporate bonds	-	49,490	49,490
Total	$65,443	$50,773	$116,216

The plan had no financial instruments recorded at fair value on a non-recurring basis as of December 31, 2017 and 2016.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets was 7.0% at December 31, 2017 and 2016. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”). The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries. In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability.  Participation in the 401(k) Plan is contingent upon certain age and service requirements. The employer contributions associated with the 401(k) Plan were $2.8 million in 2017, $2.7 million in 2016 and $2.5 million in 2015.

Other Retirement Benefits

Included in other liabilities is $2.4 million and $2.6 million at December 31, 2017 and 2016, respectively, for supplemental retirement benefits for retired executives from legacy plans assumed in acquisitions. The Company recognized $0.1, $0.2 and $0.3 million in expense for the years ended December 31, 2017, 2016 and 2015, respectively, related to these plans.

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

The following table summarizes information concerning stock options outstanding:

(In thousands, except share and per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	230,174	$24.35
Granted	1,500	40.63
Exercised	(118,844)	25.94
Expired	(800)	24.46
Outstanding at December 31, 2017	112,030	$22.88	2.13	$1,566
Exercisable at December 31, 2017	107,280	$22.41	1.84	$1,544
Expected to Vest	4,750	$33.52	8.68	$22

Total stock-based compensation expense for stock option awards totaled $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years ended December 31,
(In thousands)	2017	2016	2015
Proceeds from stock options exercised	$3,083	$8,398	$12,044
Tax benefits related to stock options exercised	650	1,223	952
Intrinsic value of stock options exercised	1,699	3,143	2,446
Fair value of shares vested during the year	329	105	63

The Company has outstanding restricted stock granted from various plans at December 31, 2017. The Company recognized $3.5 million, $4.2 million and $3.9 million in stock-based compensation expense related to these stock awards for the years ended December 31, 2017, 2016 and 2015, respectively. Tax benefits recognized with respect to restricted stock awards and stock units were $2.5 million, $2.9 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Unrecognized compensation cost related to restricted stock awards and stock units totaled $4.8 million at December 31, 2017 and will be recognized over 2.1 years on a weighted average basis. Shares issued are funded from the Company’s treasury stock. The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2017	613,163	$22.62
Forfeited	(5,545)	23.18
Vested	(198,652)	22.34
Granted	125,772	36.15
Unvested at December 31, 2017	534,738	$25.77

The Company has 2,813,597 securities remaining available to be granted as part of the Plan at December 31, 2017.

15.	Stockholders’ Equity

In accordance with GAAP, unrecognized prior service costs and net actuarial gains or losses associated with the Company’s pension and postretirement benefit plans and unrealized gains on derivatives and on AFS securities are included in AOCI, net of tax. For the years ended December 31, components of AOCI are:

(In thousands)	2017	2016	2015
Unrecognized prior service cost and net actuarial (losses) on pension plans	$(15,284)	$(18,227)	$(21,557)
Unrealized gains on derivatives (cash flow hedges)	2,144	1,772	-
Unrealized net holding (losses) on AFS securities	(8,937)	(5,065)	(861)
AOCI	$(22,077)	$(21,520)	$(22,418)

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (the "OCC") is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At December 31, 2017, approximately $107.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

The Company did not purchase any shares of its common stock during the year ended December 31, 2017. There are 1,000,000 shares available for repurchase under this plan, which expires on December 31, 2019.

16.	Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of NBT Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2017 and 2016, the Company and the Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2017 and 2016, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 Capital to Average Asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Beginning in 2016, in addition to maintaining minimum capital ratios, the Company began to be subject to a capital conservation buffer ("Buffer") above the minimum to avoid restriction on capital distributions and discretionary bonus paychecks to officers. At December 31, 2017 and 2016 the Buffer was 1.25% and 0.625%, respectively. The Buffer regulatory minimum ratio is in the process of being phased in over four years, which started in 2016 with the minimum requirement of 0.625%, and is fully phased in for fiscal year 2019 with a requirement of 2.5%.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory Ratio Requirements
(Dollars in thousands)	Amount	Ratio	Minimum Capital Adequacy	Minimum plus Buffer	For Classification as Well- Capitalized
As of December 31, 2017
Tier I Capital (to average assets)
Company	$810,445	9.14%	4.00%		5.00%
NBT Bank	756,521	8.59%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	713,445	10.06%	4.50%	5.75%	6.50%
NBT Bank	756,521	10.74%	4.50%	5.75%	6.50%
Tier I Capital (to risk-weighted assets)
Company	810,445	11.42%	6.00%	7.25%	6.00%
NBT Bank	756,521	10.74%	6.00%	7.25%	6.00%
Total Capital (to risk-weighted assets)
Company	880,874	12.42%	8.00%	9.25%	10.00%
NBT Bank	826,950	11.74%	8.00%	9.25%	10.00%

As of December 31, 2016
Tier I Capital (to average assets)
Company	$773,111	9.11%	4.00%		5.00%
NBT Bank	723,992	8.59%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	676,111	9.98%	4.50%	5.125%	6.50%
NBT Bank	723,992	10.76%	4.50%	5.125%	6.50%
Tier I Capital (to risk-weighted assets)
Company	773,111	11.42%	6.00%	6.625%	8.00%
NBT Bank	723,992	10.76%	6.00%	6.625%	8.00%
Total Capital (to risk-weighted assets)
Company	839,152	12.39%	8.00%	8.625%	10.00%
NBT Bank	790,034	11.75%	8.00%	8.625%	10.00%

17.	Earnings Per Share

The following is a reconciliation of basic and diluted EPS for the years presented in the consolidated statements of income:

	Years ended December 31,
	2017			2016			2015
(In thousands except share and per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$82,151	43,575	$1.89	$78,409	43,244	$1.81	$76,425	43,836	$1.74
Effect of dilutive securities:
Stock-based compensation		330			378			553
Diluted EPS	$82,151	43,905	$1.87	$78,409	43,622	$1.80	$76,425	44,389	$1.72

There was a nominal number of weighted average stock options outstanding for the years ended December 31, 2017, 2016 and 2015, respectively, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

18.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of OCI
	Years ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
AFS securities:
(Gains) losses on AFS securities	$(1,869)	$644	$(3,087)	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	875	1,094	1,311	Interest income
Impairment write-down of an equity security	1,312	-	-	Other noninterest income
Tax effect	$(120)	$(677)	$691	Income tax (expense) benefit
Net of tax	$198	$1,061	$(1,085)

Pension and other benefits:
Amortization of net losses	$1,755	$2,395	$2,437	Salaries and employee benefits
Amortization of prior service costs	97	(25)	(198)	Salaries and employee benefits
Tax effect	(740)	(949)	(868)	Income tax (expense) benefit
Net of tax	$1,112	$1,421	$1,371

Total reclassifications, net of tax	$1,310	$2,482	$286

19.	Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets.  The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2017, approximately 59% of the Company’s loans were secured by real estate located in central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire and Vermont. Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

	At December 31,
(In thousands)	2017	2016
Unused lines of credit	$351,227	$292,140
Commitments to extend credits, primarily variable rate	1,215,187	1,177,842
Standby letters of credit	41,135	36,815
Loans sold with recourse	29,120	28,463

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of 5 years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company’s stand-by letters of credit at December 31, 2017 and 2016 was not significant.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 20, 2017 was $59.0 million.

20.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, primarily by managing the amount, sources and duration of its assets and liabilities and through the use of derivative instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain fixed rate borrowings. The Company also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

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

The Company has seven risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.

Derivatives Designated as Hedging Instruments

The Company has entered into interest rate swaps to modify the interest rate characteristics of certain short-term FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges.

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements:

	December 31,
(In thousands)	2017	2016
Derivatives Not Designated as Hedging Instruments:
Fair value adjustment	$210	$309
Notional amount:
Interest rate derivatives	481,185	371,101
Risk participation agreements	35,628	11,421
Derivatives Designated as Hedging Instruments:
Fair value adjustment - interest rate derivatives	3,510	2,704
Notional amount - interest rate derivatives	250,000	250,000

The following table indicates the gain or loss recognized in income on derivatives for the years ended December 31:

	December 31,
(In thousands)	2017	2016	2015
Non-hedging interest rate derivatives:
Increase in interest income	$179	$95	$33
Increase in other income	2,945	3,480	684
Hedging interest rate derivatives:
Decrease (increase) in interest expense	289	(70)	-

21.	Fair Values of Financial Instruments

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

For the years ended December 31, 2017 and 2016, the Company has made no transfers of assets between the levels of the fair value hierarchy.

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	December 31, 2017
Assets:
AFS securities:
Federal agency	$-	$108,899	$-	$108,899
State & municipal	-	41,956	-	41,956
Mortgage-backed	-	554,927	-	554,927
Collateralized mortgage obligations	-	535,994	-	535,994
Other securities	5,845	8,304	-	14,149
Total AFS securities	$5,845	$1,250,080	$-	$1,255,925
Trading securities	11,467	-	-	11,467
Derivatives	-	3,732	-	3,732
Total	$17,312	$1,253,812	$-	$1,271,124

Liabilities:
Derivatives	$-	$324	$-	$324
Total	$-	$324	$-	$324

(In thousands)	Level 1	Level 2	Level 3	December 31, 2016
Assets:
AFS securities:
Federal agency	$-	$174,408	$-	$174,408
State & municipal	-	46,726	-	46,726
Mortgage-backed	-	529,844	-	529,844
Collateralized mortgage obligations	-	566,573	-	566,573
Other securities	11,493	9,246	-	20,739
Total AFS securities	$11,493	$1,326,797	$-	$1,338,290
Trading securities	9,259	-	-	9,259
Derivatives	-	3,210	-	3,210
Total	$20,752	$1,330,007	$-	$1,350,759

Liabilities:
Derivatives	$-	$506	$-	$506
Total	$-	$506	$-	$506

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, OREO, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The only non-recurring fair value measurements recorded during the years ended December 31, 2017 and 2016 were related to impaired loans, write-downs of OREO and impairments of goodwill and intangible assets. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

As of December 31, 2017 and 2016, the Company had collateral dependent impaired loans with a carrying value of $0.1 million and $7.0 million, which had specific reserves included in the allowance for loan losses of $0.1 million and $1.5 million, respectively.

The following table sets forth information with regard to estimated fair values of financial instruments. This table excludes financial instruments for which the carrying amount approximates fair value. Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, AFS securities, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable and interest rate swaps.

		December 31, 2017		December 31, 2016
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$484,073	$481,871	$527,948	$525,050
Net loans	3	6,515,273	6,651,931	6,132,857	6,273,233
Financial liabilities:
Time deposits	2	$806,766	$801,294	$872,411	$868,153
Long-term debt	2	88,869	88,346	104,087	104,113
Junior subordinated debt	2	101,196	104,593	101,196	102,262

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

Fair values for securities are based on quoted market prices or dealer quotes, where available. Where quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. When necessary, the Company utilizes matrix pricing from a third party pricing vendor to determine fair value pricing. Matrix prices are based on quoted prices for securities with similar coupons, ratings and maturities, rather than on specific bids and offers for the designated security.

GAAP gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings. As of December 31, 2017 and 2016, the Company did not elect the fair value option for any eligible items.

HTM Securities

The fair value of the Company’s investment HTM securities is primarily measured using information from a third party pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

The Company has entered into interest rate swaps to modify the interest rate characteristics of certain short-term FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges.

22.	Parent Company Financial Information

Condensed Balance Sheets
	December 31,
(In thousands)	2017	2016
Assets
Cash and cash equivalents	$7,572	$4,152
AFS securities, at estimated fair value	10,065	15,273
Trading securities	11,245	8,968
Investment in subsidiaries, on equity basis	1,048,908	1,006,444
Other assets	40,461	44,178
Total assets	$1,118,251	$1,079,015
Liabilities and Stockholders’ Equity
Total liabilities	$160,074	$165,699
Stockholders’ equity	958,177	913,316
Total liabilities and stockholders’ equity	$1,118,251	$1,079,015

Condensed Statements of Income
	Years ended December 31,
(In thousands)	2017	2016	2015
Dividends from subsidiaries	$38,300	$10,200	$78,200
Management fee from subsidiaries	99,319	95,244	92,629
Net securities gains	2,237	652	3,034
Interest, dividends and other income	928	976	693
Total revenue	$140,784	$107,072	$174,556
Operating expenses	100,667	97,977	94,332
Income before income tax benefit and equity in undistributed income of subsidiaries	40,117	9,095	80,224
Income tax expense (benefit)	2,233	(321)	515
Dividends in excess of income (equity in undistributed income) of subsidiaries	44,267	68,993	(3,284)
Net income	$82,151	$78,409	$76,425

Condensed Statements of Cash Flow
	Years ended December 31,
(In thousands)	2017	2016	2015
Operating activities
Net income	$82,151	$78,409	$76,425
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of premises and equipment	2,974	2,805	2,522
Excess tax benefit on stock-based compensation	1,769	1,055	(43)
Stock-based compensation expense	3,644	4,378	4,086
Net (gain) on sales of AFS securities	(2,238)	(652)	(3,034)
Re-evaluation of deferred tax amounts from Tax Act	3,339	-	-
Equity in undistributed income of subsidiaries	(82,567)	(79,193)	(74,916)
Cash dividend from subsidiaries	38,300	10,200	78,200
Bank owned life insurance income	(328)	(356)	(292)
Net change in other liabilities	(5,624)	(8,596)	6,770
Net change in other assets	(368)	22,728	(6,652)
Net cash provided by operating activities	$41,052	$30,778	$83,066
Investing activities
Proceeds on sales and maturities of AFS securities	$4,710	$1,783	$5,297
Purchases of AFS securities	(9)	(580)	(3,083)
Proceeds from settlement of bank owned life insurance	308	-	-
Net purchases of premises and equipment	(2,264)	(3,083)	(2,930)
Net cash provided by (used in) investing activities	$2,745	$(1,880)	$(716)
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	$3,309	$6,032	$8,856
Cash paid by employer for tax-withholding on stock issuance	(3,582)	(3,387)	(1,164)
Purchases of treasury shares	-	(17,193)	(26,797)
Cash dividends and payments for fractional shares	(40,104)	(38,880)	(38,149)
Net cash (used in) financing activities	$(40,377)	$(53,428)	$(57,254)
Net increase (decrease) in cash and cash equivalents	$3,420	$(24,530)	$25,096
Cash and cash equivalents at beginning of year	4,152	28,682	3,586
Cash and cash equivalents at end of year	$7,572	$4,152	$28,682

A statement of changes in stockholders’ equity has not been presented since it is the same as the consolidated statement of changes in stockholders’ equity previously presented.

23.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Effective December 31, 2017, the Company adopted the provisions of SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which was issued by the SEC in December 2017. SAB 118 provides guidance on the timing of recognition for the effects of the Tax Act. Under SAB 118, companies are provided a measurement period of up to one year from the enactment of the Tax Act to evaluate and record its effects. Companies are required to record provisional amounts when sufficient information to make a reasonable estimate is available and are expected to make final adjustments when the required information is available. SAB 118 contains several disclosure requirements regarding a company’s assessment and recording the effects of the Tax Act, including the amounts recorded and the status of estimating potential additional effects. SAB 118 was effective immediately upon issuance. The disclosures required by SAB 118 were included in Note 12 of the consolidated financial statements.

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

Effective January 1, 2017, the Company adopted the provision of FASB ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires several revisions to equity compensation accounting. Under the new guidance all excess tax benefits and deficiencies that occur when an award vests, is exercised or expires are recognized in income tax expense as discrete period items. Previously, these transactions were typically recorded directly within equity. Consistent with this change, excess tax benefits and deficiencies are no longer included within estimated proceeds when performing the treasury stock method for calculating diluted earnings per share. Excess tax benefits are also recognized at the time an award is exercised or vests compared to the previous requirements to delay recognition until the deduction reduces taxes payable. The presentation of excess tax benefits in the statement of cash flows shifted to an operating activity from the prior classification as a financing activity. ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employers to use a net settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award. Transition to the new guidance was accomplished through a combination of cumulative-effect adjustment to equity (forfeitures) and prospective methodologies (cash flows, tax windfalls and shortfalls). The adoption of ASU 2016-09 resulted in income tax benefits of $1.8 million in the year ended December 31, 2017 and the effect on earnings per share calculations and election to account for forfeitures as incurred have not been significant.

Accounting Standards Issued Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of -Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 requires a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Act. The Tax Act included a reduction to the Federal corporate income tax rate from 35% to 21% effective January 1, 2018. The amount of the reclassification from AOCI to retained earnings would be the difference between the historical corporate income tax rate and the newly enacted rate and will be accounted for as a cumulative-effect adjustment to the balance sheet. ASU 2018-02 is effective for the Company on January 1, 2019. Early adoption is permitted. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 better aligns the accounting and reporting of hedging relationships with the economics of risk management activities. The standard requires the modified retrospective transition approach as of the date of adoption. ASU 2017-12 is effective for the Company on January 1, 2019. Early adoption is permitted. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for the Company on January 1, 2018. Management has evaluated the effect that this guidance will have and concluded that the impact on the consolidated financial statements and related disclosures will not be material upon adoption on January 1, 2018.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715). ASU 2017-07 requires the service cost component of net periodic pension and post-retirement benefit cost to be reported separately in the consolidated statements of income from the other components. Additionally, the amendments in the ASU require presentation of the service cost component in the consolidated statements of income in the same line item as other employee compensation costs and presentation of the other components in a different line item from the service cost component. The amendments in this ASU are required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on or after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets with a practical expedient allowed for prior comparative period presentation permitted. ASU 2017-07 is effective for the Company on January 1, 2018. Management has evaluated the effect that this guidance will have and concluded that the impact on the consolidated financial statements and related disclosures will not be material upon adoption on January 1, 2018.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 will clarify the scope of Subtopic 610-20 and add guidance for partial sales of nonfinancial assets. The amendments define the term in substance nonfinancial assets and clarify that a nonfinancial asset within the scope may include nonfinancial assets transferred within a legal entity to a counterparty, in part, as a financial asset promised to a counterparty in a contract. Additionally, the amendments in ASU clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial assets and allocate consideration to each distinct asset. The amendments should be applied either on retrospectively to each period presented or with a modified retrospective approach. ASU 2017-05 is effective for the Company on January 1, 2018 and the Company is required to apply the amendment at the same time that is applies the amendments in 2014-09. Management has evaluated the effect that this guidance will have and concluded that the impact on the consolidated financial statements and related disclosures will not be material upon adoption on January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities (“set”) is a business and to address stakeholder feedback that the definition of a business in current GAAP is applied too broadly. The primary amendments in the ASU provide a screen to exclude transactions where substantially all of the fair value of the transferred set is concentrated in a single asset, or group of similar assets, from being evaluated as a business. ASU 2017-01 is effective for the Company on January 1, 2018 using the prospective method. Management has evaluated the effect that this guidance will have and concluded that the impact on the consolidated financial statements and related disclosures will not be material upon adoption on January 1, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows. ASU 2016-18 is effective for the Company on January 1, 2018 using the retrospective method. Management has evaluated the effect that this guidance will have and concluded that the impact on the consolidated financial statements and related disclosures will not be material upon adoption on January 1, 2018.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). ASU 2016-15 addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the Company on January 1, 2018. Management has evaluated the effect that this guidance will have and concluded that the impact on the consolidated financial statements and related disclosures will not be material upon adoption on January 1, 2018.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments and requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any changes in fair value on equity investments with readily determinable market value will be recognized in net income unless the investments qualify for a new practicability exception. This ASU also requires entities to recognize changes in instrument-specific credit risk related to financial liabilities measured under the fair value option in OCI. No changes were made to the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 is effective for the Company on January 1, 2018. Management has evaluated the effect that this guidance will have and concluded that the impact on the consolidated financial statements and related disclosures will not be material upon adoption on January 1, 2018.

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

In evaluating this standard, management determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard such as interest earned from loans, investment securities and bank owned life insurance income. For applicable revenue streams such as ATM and debit card fees, insurance, other financial services revenue, service charges on deposit accounts, retirement plan administration fees and trust fees, management reviewed the applicable contracts provisions and applied the principles in the new standard for revenue recognition. Based on the results of that review, management determined that the impact on the consolidated financial statements and related disclosures will not be material upon adoption on January 1, 2018.

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NBT Bancorp Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”) and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Albany, New York
March 1, 2018

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 22, 2018 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2017 fiscal year end.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the Company’s 2017 fiscal year end.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted- average exercise price of Outstanding options, warrants and rights	Number of securities remaining available for Future issuance under Equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	112,030	$22.88	2,813,597
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2017 fiscal year end.

ITEM 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2017 fiscal year end.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2017 fiscal year end.

PART  IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Income for each of the three years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2017, 2016 and 2015.

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

4.1
Specimen common stock certificate for NBT Bancorp Inc. common stock (filed as Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4, filed on December 27, 2005, and incorporated herein by reference).

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
10.5
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2010 (filed as Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2009, filed on March 1, 2010, and incorporated herein by reference).*

10.6
Amended and Restated Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and Michael J. Chewens (filed as Exhibit 10.3 to Registrant's Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.7
Form of Amended and Restated NBT Bancorp Inc. Supplemental Retirement Agreement, dated as of November 5, 2009, between NBT Bancorp Inc. and Mr. Chewens (filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009, and incorporated herein by reference).*

10.8
Amendment to the Supplemental Executive Retirement Agreement, dated March 10, 2015, by and between NBT Bancorp Inc. and Michael J. Chewens (filed as Exhibit 10.6 to Registrant's Form 8-K, filed on March 16, 2015, and incorporated herein by reference).*

10.9
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008, and incorporated herein by reference).*

10.10
First Amendment dated November 5, 2009 to Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009, and incorporated herein by reference).*

10.11
Second Amendment dated July 28, 2014 to Split-Dollar Agreement between NBT Bancorp, Inc., NBT Bank, National Association, and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant's Form 8-K, filed on August 1, 2014, and incorporated herein by reference).*

10.12	NBT Bancorp Inc. 2008 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A, filed on March 31, 2008, and incorporated herein by reference).*
10.13
Long-Term Incentive Compensation Plan for Named Executive Officers (filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, and incorporated herein by reference).*

10.14
Amended and Restated Employment Agreement, dated December 19,  2016, by and between NBT Bancorp Inc. and Timothy L. Brenner (filed as Exhibit 10.4 to Registrant's Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.15
Amended and Restated Supplemental Retirement Agreement and First Amendment to the Supplemental Retirement Agreement between Alliance Financial Corporation, Alliance Bank, N.A. and Jack H. Webb (filed as Exhibit 10.29 to Registrant's Form 10-K for the year ended December 31, 2013, filed on March 3, 2014, and incorporated herein by reference).*

10.16
Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.1 to Registrant's Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.17
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and John H. Watt, Jr. dated May 9, 2017 (filed as Exhibit 10.1 to Registrant's Form 10-Q, filed on May 10, 2017, and incorporated herein by reference).*

10.18
Supplemental Executive Retirement Agreement, dated December 19, 2016 by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.19	Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and Joseph R. Stagliano.*
10.20	Employment Agreement, dated April 3, 2017, by and between NBT Bancorp Inc. and Sarah A. Halliday.*
10.21
Form of Amendment to Employment Agreements, dated September 27, 2017, by and between NBT Bancorp Inc. and John H. Watt, Jr., Timothy L. Brenner, Joseph R. Stagliano and Sarah A. Halliday, respectively (Filed as Exhibit 10.1 to Registrant's Form 8-K, filed on September 29, 2017, and incorporated herein by reference).*

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
March 1, 2018

/s/ John H. Watt Jr.

John H. Watt Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Martin A. Dietrich

Martin A. Dietrich
Chairman and Director
Date: March 1, 2018

/s/ John H. Watt Jr.

John H. Watt Jr.
NBT Bancorp Inc. President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: March 1, 2018

/s/ Michael J. Chewens

Michael J. Chewens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: March 1, 2018

/s/ Patricia T. Civil

Patricia T. Civil, Director
Date: March 1, 2018

/s/ Timothy E. Delaney

Timothy E. Delaney, Director
Date: March 1, 2018

/s/ James H. Douglas

James H. Douglas, Director
Date: March 1, 2018

/s/ Andrew S. Kowalczyk III
Andrew S. Kowalczyk III, Director
Date: March 1, 2018
/s/ John C. Mitchell

John C. Mitchell, Director
Date: March 1, 2018

/s/ V. Daniel Robinson II

V. Daniel Robinson II, Director
Date: March 1, 2018
/s/ Matthew J. Salanger

Matthew J. Salanger, Director
Date: March 1, 2018

/s/ Joseph A. Santangelo

Joseph A. Santangelo, Director
Date: March 1, 2018

/s/ Lowell A. Seifter

Lowell A. Seifter, Director
Date: March 1, 2018

/s/ Robert A. Wadsworth

Robert A. Wadsworth, Director
Date: March 1, 2018

/s/ Jack H. Webb

Jack H. Webb, Director
Date: March 1, 2018