Form 10-Q
period 2018-03-31
NBT BANCORP INC
filed 2018-05-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

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

As of April 30, 2018, there were 43,632,377 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q-Quarter Ended March 31, 2018

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2018	2017
(In thousands, except share and per share data)
Assets
Cash and due from banks	$157,498	$156,852
Short-term interest bearing accounts	2,081	2,812
Equity securities, at fair value	21,992	-
Securities available for sale, at fair value	1,265,912	1,255,925
Securities held to maturity (fair value $477,409 and $481,871, respectively)	487,126	484,073
Trading securities	-	11,467
Federal Reserve Bank and Federal Home Loan Bank stock	43,778	46,706
Loans	6,647,124	6,584,773
Less allowance for loan losses	70,200	69,500
Net loans	$6,576,924	$6,515,273
Premises and equipment, net	80,073	81,305
Goodwill	268,043	268,043
Intangible assets, net	12,506	13,420
Bank owned life insurance	173,735	172,388
Other assets	141,166	128,548
Total assets	$9,230,834	$9,136,812
Liabilities
Demand (noninterest bearing)	$2,323,456	$2,286,892
Savings, NOW and money market	4,230,047	4,076,978
Time	840,425	806,766
Total deposits	$7,393,928	$7,170,636
Short-term borrowings	586,012	719,123
Long-term debt	88,824	88,869
Junior subordinated debt	101,196	101,196
Other liabilities	108,144	98,811
Total liabilities	$8,278,104	$8,178,635
Stockholders' equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2018 and December 31, 2017	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at March 31, 2018 and December 31, 2017; issued 49,651,493 at March 31, 2018 and December 31, 2017	497	497
Additional paid-in-capital	574,626	574,209
Retained earnings	555,783	543,713
Accumulated other comprehensive loss	(40,991)	(22,077)
Common stock in treasury, at cost, 6,035,840 and 6,108,684 shares at March 31, 2018 and December 31, 2017, respectively	(137,185)	(138,165)
Total stockholders' equity	$952,730	$958,177
Total liabilities and stockholders' equity	$9,230,834	$9,136,812

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2018	2017
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$70,443	$64,027
Securities available for sale	6,926	7,009
Securities held to maturity	2,625	2,781
Other	766	619
Total interest, fee and dividend income	$80,760	$74,436
Interest expense
Deposits	$3,931	$3,474
Short-term borrowings	1,966	1,139
Long-term debt	476	606
Junior subordinated debt	901	726
Total interest expense	$7,274	$5,945
Net interest income	$73,486	$68,491
Provision for loan losses	7,496	7,379
Net interest income after provision for loan losses	$65,990	$61,112
Noninterest income
Insurance and other financial services revenue	$6,504	$6,770
Service charges on deposit accounts	3,972	3,977
ATM and debit card fees	5,273	4,950
Retirement plan administration fees	5,339	4,172
Trust	4,878	4,532
Bank owned life insurance	1,347	1,411
Net securities gains	72	-
Other	3,892	2,938
Total noninterest income	$31,277	$28,750
Noninterest expense
Salaries and employee benefits	$36,567	$33,587
Occupancy	6,119	6,170
Data processing and communications	4,279	4,198
Professional fees and outside services	3,492	3,032
Equipment	4,038	3,698
Office supplies and postage	1,573	1,608
FDIC expenses	1,201	1,178
Advertising	337	390
Amortization of intangible assets	914	967
Loan collection and other real estate owned, net	1,337	1,279
Other	4,415	5,175
Total noninterest expense	$64,272	$61,282
Income before income tax expense	$32,995	$28,580
Income tax expense	7,009	8,301
Net income	$25,986	$20,279
Earnings per share
Basic	$0.60	$0.47
Diluted	$0.59	$0.46

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2018	2017
(In thousands)
Net income	$25,986	$20,279
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains arising during the period (pre-tax amounts of $(15,454) and $836)	(11,590)	497
Reclassification adjustment for an impairment write-down of equity security (pre-tax amounts of $- and $1,312)	-	811
Unrealized gains on derivatives (cash flow hedges) (pre-tax amounts of $1,048 and $249)	786	154
Reclassification of net unrealized (gains) losses on cash flow hedges to interest expense (pre-tax amounts of $(359) and $82)	(269)	50
Amortization of unrealized net gains and losses related to the reclassification of available for sale investment securities to held to maturity (pre-tax amounts of $188 and $238)	141	147
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $295 and $435)	221	269
Total other comprehensive (loss) income	$(10,711)	$1,928
Comprehensive income	$15,275	$22,207

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2016	$497	$575,078	$501,761	$(21,520)	$(142,500)	$913,316
Net income	-	-	20,279	-	-	20,279
Cash dividends - $0.23 per share	-	-	(10,020)	-	-	(10,020)
Net issuance of 184,651 shares to employee and other stock plans	-	(3,712)	-	-	2,882	(830)
Stock-based compensation	-	2,261	(95)	-	-	2,166
Other comprehensive income	-	-	-	1,928	-	1,928
Balance at March 31, 2017	$497	$573,627	$511,925	$(19,592)	$(139,618)	$926,839

Balance at December 31, 2017	$497	$574,209	$543,713	$(22,077)	$(138,165)	$958,177
Net income	-	-	25,986	-	-	25,986
Cumulative effect adjustment for ASU 2016-01 implementation	-	-	1,475	(2,628)	-	(1,153)
Cumulative effect adjustment for ASU 2018-02 implementation	-	-	5,575	(5,575)	-	-
Cash dividends - $0.48 per share	-	-	(20,966)	-	-	(20,966)
Net issuance of 72,844 shares to employee and other stock plans	-	(2,037)	-	-	980	(1,057)
Stock-based compensation	-	2,454	-	-	-	2,454
Other comprehensive loss	-	-	-	(10,711)	-	(10,711)
Balance at March 31, 2018	$497	$574,626	$555,783	$(40,991)	$(137,185)	$952,730

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2018	2017
(In thousands)
Operating activities
Net income	$25,986	$20,279
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,496	7,379
Depreciation and amortization of premises and equipment	2,327	2,249
Net amortization on securities	1,081	1,267
Amortization of intangible assets	914	967
Excess tax (benefit) on stock-based compensation	(407)	(1,472)
Stock-based compensation expense	2,454	2,166
Bank owned life insurance income	(1,347)	(1,411)
Trading security purchases	-	(1,277)
Net unrealized losses in trading securities	-	491
Proceeds from sales of loans held for sale	23,977	24,896
Originations and purchases of loans held for sale	(24,188)	(27,622)
Net gains on sales of loans held for sale	(57)	(46)
Net security (gains)	(72)	-
Net (gain) loss on sales and write-down of other real estate owned	(174)	157
Impairment write-down of equity security	-	1,312
Net (increase) decrease in other assets	(7,272)	3,539
Net increase (decrease) in other liabilities	9,333	(5,145)
Net cash provided by operating activities	$40,051	$27,729
Investing activities
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	$51,122	$78,038
Proceeds from sales	-	1,000
Purchases	(91,520)	(110,330)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	18,242	19,914
Purchases	(21,333)	(5,943)
Equity securities:
Proceeds from sales	2,623	-
Other:
Net increase in loans	(69,659)	(82,299)
Proceeds from Federal Home Loan Bank stock redemption	71,081	56,521
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(68,153)	(52,065)
Purchases of premises and equipment, net	(1,186)	(1,269)
Proceeds from the sales of other real estate owned	534	2,430
Net cash (used in) investing activities	$(108,249)	$(94,003)
Financing activities
Net increase in deposits	$223,292	$211,363
Net (decrease) in short-term borrowings	(133,111)	(141,460)
Proceeds from issuance of long-term debt	25,000	-
Repayments of long-term debt	(25,045)	(64)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	672	1,983
Cash paid by employer for tax-withholding on stock issuance	(1,729)	(2,813)
Cash dividends	(20,966)	(10,020)
Net cash provided by financing activities	$68,113	$58,989
Net (decrease) in cash and cash equivalents	$(85)	$(7,285)
Cash and cash equivalents at beginning of period	159,664	149,181
Cash and cash equivalents at end of period	$159,579	$141,896

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$7,677	$6,363
Income taxes paid, net of refund	3,199	1,019
Noncash investing activities:
Loans transferred to other real estate owned	$780	$3,946

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2018

1.	Description of Business

NBT Bancorp Inc. (the "Registrant" or the "Company") is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The principal assets of the Registrant consist of all of the outstanding shares of common stock of its subsidiaries, including: NBT Bank, National Association (the "Bank"), NBT Financial Services, Inc. ("NBT Financial"), NBT Holdings, Inc. ("NBT Holdings"), Hathaway Agency, Inc. and CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II (collectively, the "Trusts"). The Company's principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings.

The Company's business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont and the southern coastal Maine area. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's business philosophy is to operate as a community bank with local decision-making providing a broad array of banking and financial services to retail, commercial and municipal customers.

2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, the Bank, NBT Financial and NBT Holdings. Collectively, the Registrant and its subsidiaries are referred to herein as "the Company." The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles in the United States of America ("GAAP"). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

3. Securities

The amortized cost, estimated fair value and unrealized gains (losses) of available for sale ("AFS") securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2018
Federal agency	$139,775	$-	$1,316	$138,459
State & municipal	39,700	31	345	39,386
Mortgage-backed:
Government-sponsored enterprises	524,468	523	11,155	513,836
U.S. government agency securities	30,473	267	545	30,195
Collateralized mortgage obligations:
Government-sponsored enterprises	511,727	243	15,541	496,429
U.S. government agency securities	48,944	151	1,488	47,607
Total AFS securities	$1,295,087	$1,215	$30,390	$1,265,912
As of December 31, 2017
Federal agency	$109,862	$-	$963	$108,899
State & municipal	42,171	62	277	41,956
Mortgage-backed:
Government-sponsored enterprises	530,392	1,406	3,345	528,453
U.S. government agency securities	26,363	334	223	26,474
Collateralized mortgage obligations:
Government-sponsored enterprises	496,033	254	10,114	486,173
U.S. government agency securities	50,721	165	1,065	49,821
Equity securities	10,623	3,672	146	14,149
Total AFS securities	$1,266,165	$5,893	$16,133	$1,255,925

The amortized cost, estimated fair value and unrealized gains (losses) of securities held to maturity ("HTM") are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2018
Mortgage-backed:
Government-sponsored enterprises	$93,769	$-	$2,749	$91,020
U.S. government agency securities	389	47	-	436
Collateralized mortgage obligations:
Government-sponsored enterprises	188,260	-	5,004	183,256
State & municipal	204,708	292	2,303	202,697
Total HTM securities	$487,126	$339	$10,056	$477,409
As of December 31, 2017
Mortgage-backed:
Government-sponsored enterprises	$96,357	$85	$810	$95,632
U.S. government agency securities	418	57	-	475
Collateralized mortgage obligations:
Government-sponsored enterprises	186,327	224	2,577	183,974
State & municipal	200,971	1,439	620	201,790
Total HTM securities	$484,073	$1,805	$4,007	$481,871

Available for sale and held to maturity securities with amortized costs totaling $1.6 billion at March 31, 2018 and $1.5 billion at December 31, 2017 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at March 31, 2018 and December 31, 2017, available for sale and held to maturity securities with an amortized cost of $218.3 million and $231.3 million, respectively, were pledged as collateral for securities sold under the repurchase agreements.

The following table sets forth information with regard to investment securities with unrealized losses segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of March 31, 2018
AFS securities:
Federal agency	$74,268	$(459)	6	$64,191	$(857)	6	$138,459	$(1,316)	12
State & municipal	25,927	(271)	44	4,979	(74)	7	30,906	(345)	51
Mortgage-backed	440,714	(9,582)	90	55,185	(2,118)	25	495,899	(11,700)	115
Collateralized mortgage obligations	249,512	(5,330)	38	259,488	(11,699)	43	509,000	(17,029)	81
Total securities with unrealized losses	$790,421	$(15,642)	178	$383,843	$(14,748)	81	$1,174,264	$(30,390)	259

HTM securities:
Mortgaged-backed	$59,070	$(1,344)	4	$31,950	$(1,405)	2	$91,020	$(2,749)	6
Collateralized mortgage obligations	147,877	(2,864)	23	35,379	(2,140)	6	183,256	(5,004)	29
State & municipal	74,241	(1,299)	118	15,177	(1,004)	24	89,418	(2,303)	142
Total securities with unrealized losses	$281,188	$(5,507)	145	$82,506	$(4,549)	32	$363,694	$(10,056)	177

As of December 31, 2017
AFS securities:
Federal agency	$64,653	$(242)	5	$44,246	$(721)	4	$108,899	$(963)	9
State & municipal	23,566	(200)	39	5,994	(77)	8	29,560	(277)	47
Mortgage-backed	317,630	(2,381)	55	58,316	(1,187)	24	375,946	(3,568)	79
Collateralized mortgage obligations	227,917	(2,658)	35	275,303	(8,521)	42	503,220	(11,179)	77
Equity securities	-	-	-	2,959	(146)	1	2,959	(146)	1
Total securities with unrealized losses	$633,766	$(5,481)	134	$386,818	$(10,652)	79	$1,020,584	$(16,133)	213

HTM securities:
Mortgage -backed	$15,477	$(140)	2	$33,703	$(670)	2	$49,180	$(810)	4
Collateralized mortgage obligations	118,476	(1,064)	17	37,614	(1,513)	6	156,090	(2,577)	23
State & municipal	22,387	(132)	40	15,720	(488)	24	38,107	(620)	64
Total securities with unrealized losses	$156,340	$(1,336)	59	$87,037	$(2,671)	32	$243,377	$(4,007)	91

Declines in the fair value of HTM securities below their amortized cost, less any current period credit loss, that are deemed to be other-than-temporary are reflected in earnings as realized losses or in other comprehensive income. This classification is dependent upon whether the Company intends to sell the security, or whether it is more likely than not it will be required to sell the security before recovery. The other-than-temporary impairment ("OTTI") shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income net of applicable taxes.

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

Management also has the intent to hold and will not be required to sell, the debt securities classified as AFS for a period of time sufficient for a recovery of cost, which may be until maturity. The unrealized losses on AFS debt securities are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities. For AFS debt securities, OTTI losses are recognized in earnings if the Company intends to sell the security. In other cases the Company considers the relevant factors noted above, as well as the Company's intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence exists to support a realizable value equal to or greater than the cost basis. Any impairment loss on an equity security is equal to the full difference between the cost basis and the fair value of the security.

As of March 31, 2018 and December 31, 2017, management believes the impairments detailed in the table above are temporary. There were no OTTI losses realized in the Company's consolidated statement of income for the quarter ended March 31, 2018. For the quarter ended March 31, 2017, a $1.3 million impairment loss on an equity investment was realized in the Company's consolidated statements of income.

The following tables set forth information with regard to gains and losses on equity securities for the quarter ended March 31, 2018:
(In thousands)
Net gains and losses recognized on equity securities	$72
Less: Net gains and losses recognized during the period on equity securities sold during the period	44
Unrealized gains and losses recognized on equity securities still held at March 31, 2018	$28

As of March 31, 2018, the carrying value of equity securities without readily determinable fair values was $5.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of March 31, 2018. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the quarter ended March 31, 2018.

The following tables set forth information with regard to contractual maturities of debt securities at March 31, 2018:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$99,647	$99,288
From one to five years	82,353	81,136
From five to ten years	175,040	172,862
After ten years	938,047	912,626
Total AFS debt securities	$1,295,087	$1,265,912
HTM debt securities:
Within one year	$37,885	$37,885
From one to five years	43,089	43,159
From five to ten years	208,715	204,710
After ten years	197,437	191,655
Total HTM debt securities	$487,126	$477,409

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders' equity at March 31, 2018 and December 31, 2017.

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

As of March 31, 2018, the Company made adjustments to the class segments within the portfolios to better align risk characteristics and reflect the monitoring and assessment of risks as the portfolios continue to evolve. Agricultural Non-Real Estate and Agricultural Real Estate were consolidated with Commercial and Commercial Real Estate, respectively. Agricultural loans are a type of commercial loan with certain specific underwriting guidelines; however, the portfolio has decreased to less than 3% of the Commercial portfolio and separate classification was no longer warranted. The Indirect Lending class segment was further separated into Dealer Finance and Specialty Lending class segments. The growth in our Specialty Lending portfolio to 21% of Consumer Loans warranted evaluation of this class separately due to different risk characteristics from Dealer Finance class segment. The Direct and Home Equity class segments were consolidated into Direct to reflect common management, similar underwriting and in-market focus. The change to the class segments in the allowance methodology did not have a significant impact on the allowance for loan losses. The following table illustrates the portfolio and class segments for the loan portfolio in 2018 compared to 2017:

Portfolio	Class - 2018	Class - 2017
Commercial Loans	Commercial and Industrial	Commercial
	Commercial Real Estate	Commercial Real Estate
	Business Banking	Agricultural
Agricultural Real Estate
Business Banking
Consumer Loans	Dealer Finance	Indirect
	Specialty Lending	Home Equity
	Direct	Direct
Residential Real Estate Mortgages

Commercial Loans

The Company offers a variety of commercial loan products including commercial (non-real estate), commercial real estate, agricultural, agricultural real estate and business banking loans. The Company's underwriting analysis for commercial loans typically includes credit verification, independent appraisals, a review of the borrower's financial condition and a detailed analysis of the borrower's underlying cash flows.

Commercial and Industrial ("C&I") – The Company offers a variety of loan options to meet the specific needs of our C&I customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchases and finance seasonal crop expenses. Generally, a collateral lien is placed on equipment or other assets owned by the borrower. These loans typically carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which can be business assets such as equipment, accounts receivable and perishable agricultural products, which are generally less liquid than real estate and exposed to industry price volatility. To reduce these risks, management also attempts to obtain personal guarantees of the borrowers or obtain government loan guarantees to provide further support. In 2018 the Commercial and Agricultural class segments were combined to create the C&I class segment.

Commercial Real Estate ("CRE") – The Company offers CRE loans to finance real estate purchases, refinancings, expansions and improvements to commercial and agricultural properties. CRE loans are made to finance the purchases and improvements of real property, which generally consists of real estate with completed structures. These CRE loans are secured by liens on the real estate, which may include both owner occupied and non-owner-occupied properties, such as apartments, commercial structures, health care facilities and other facilities. These loans are typically less risky than commercial loans, since they are secured by real estate. The Company's underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition and a detailed analysis of the borrower's underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the commercial property and no more than 75% of the appraised value of the agricultural property. Government loan guarantees may be obtained to provide further support for agricultural property. In 2018 the Commercial Real Estate and Agricultural Real Estate class segments were combined to create the CRE class segment.

Business Banking - The Company offers a variety of loan options to meet the specific needs of our Business Banking customers including term loans, Business Banking mortgages and lines of credit. Such loans are generally less than $750 thousand and are made available to businesses for working capital such as inventory and receivables, business expansion, equipment purchases and agricultural needs. Generally, a collateral lien is placed on assets owned by the borrower and can include real estate, equipment, inventory, receivables or other business assets. These loans carry a higher risk than C&I and CRE loans due to the smaller size of the borrower and lower levels of capital. To reduce the risk, the Company obtains personal guarantees of the owners for a majority of the loans.

Consumer Loans

The Company offers a variety of consumer loan products including Dealer Finance, Specialty Lending and Direct loans.

Dealer Finance – The Company maintains relationships with many dealers primarily in the communities that we serve. Through these relationships, the Company primarily finances the purchases of automobiles and recreational vehicles (such as campers, boats, etc.) indirectly through dealer relationships. Approximately 70% of the Dealer Finance relationships represent automobile financing. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of Dealer Finance consumer loans are underwritten on a secured basis using the underlying collateral being financed. In 2018 the Indirect class segment was further separated into Dealer Finance and Specialty Lending class segments (see above and below).

Specialty Lending – The Company offers unsecured consumer loans across a national footprint originated through our relationship with national technology-driven consumer lending companies. Advances of credit through this specialty lending business line are subject to the Company's underwriting standards including criteria such as FICO score and debt to income thresholds. In 2018 the Indirect class segment has been further separated into Dealer Finance (see above) and Specialty Lending class segments. The Company offers unsecured consumer loans across a national footprint originated through relationships with national technology-driven consumer lending companies to finance such things as dental and medical procedures, K-12 tuition, solar energy installations and other consumer purpose loans.

Direct – The Company offers a variety of consumer installment loans to finance vehicle purchases, mobile home purchases and personal expenditures. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, home equity lines of credit and second mortgage loans (loans secured by a lien position on one-to-four family residential real estate) to finance home improvements, debt consolidation, education and other uses. Most of the consumer installment loans carry a fixed rate of interest with principal repayment terms typically ranging from one to ten years, based upon the nature of the collateral and the size of the loan. For home equity loans, consumers are able to borrow up to 85% of the equity in their homes. These loans carry a higher risk than first mortgage residential loans as they are in a second position with respect to collateral. Consumer installment loans are often secured with collateral consisting of a perfected lien on the asset being purchased or a perfected lien on a consumer's deposit account. A minimal amount of consumer installment loans are unsecured, which carry a higher risk of loss. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. In 2018 the Home Equity segment was consolidated into the Direct class segment.

Residential Real Estate Mortgages

Residential real estate loans consist primarily of loans secured by a first or second mortgage on primary residences. We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area. When market conditions are favorable, for longer term, fixed-rate residential real estate mortgages without escrow, the Company retains the servicing, but sells the right to receive principal and interest to Freddie Mac. This practice allows the Company to manage interest rate risk, liquidity risk and credit risk. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower) or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period.

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

After a thorough consideration of the factors discussed above, any required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses. These charges are necessary to maintain the allowance at a level which management believes is reflective of overall level of incurred loss in the portfolio. While management uses available information to recognize losses on loans, additions and reductions of the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content or changes in management's assessment of any or all of the determining factors discussed above.

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Total
Balance as of December 31, 2017	$27,606	$36,830	$5,064	$69,500
Charge-offs	(805)	(7,687)	(182)	(8,674)
Recoveries	187	1,644	47	1,878
Provision	1,202	6,186	108	7,496
Ending Balance as of March 31, 2018	$28,190	$36,973	$5,037	$70,200

Balance as of December 31, 2016	$25,444	$33,375	$6,381	$65,200
Charge-offs	(1,294)	(6,502)	(598)	(8,394)
Recoveries	447	1,035	33	1,515
Provision	130	6,861	388	7,379
Ending Balance as of March 31, 2017	$24,727	$34,769	$6,204	$65,700

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on our estimate of incurred losses at the balance sheet date. There was no allowance for loan losses for the acquired loan portfolio as of March 31, 2018 and December 31, 2017. Net charge-offs related to acquired loans totaled approximately $0.1 million and $0.4 million during the three months ended March 31, 2018 and March 31, 2017, respectively, and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate Mortgages	Total
As of March 31, 2018
Allowance for loan losses	$28,190	$36,973	$5,037	$70,200
Allowance for loans individually evaluated for impairment	42	-	-	42
Allowance for loans collectively evaluated for impairment	28,148	36,973	5,037	70,158
Ending balance of loans	3,048,003	2,266,054	1,333,067	6,647,124
Ending balance of originated loans individually evaluated for impairment	6,006	8,305	6,771	21,082
Ending balance of acquired loans collectively evaluated for impairment	172,920	40,666	164,123	377,709
Ending balance of originated loans collectively evaluated for impairment	$2,869,077	$2,217,083	$1,162,173	$6,248,333

As of December 31, 2017
Allowance for loan losses	$27,606	$36,830	$5,064	$69,500
Allowance for loans individually evaluated for impairment	57	-	-	57
Allowance for loans collectively evaluated for impairment	27,549	36,830	5,064	69,443
Ending balance of loans	3,028,269	2,234,809	1,321,695	6,584,773
Ending balance of originated loans individually evaluated for impairment	5,876	8,432	6,830	21,138
Ending balance of acquired loans collectively evaluated for impairment	187,313	43,906	170,472	401,691
Ending balance of originated loans collectively evaluated for impairment	$2,835,080	$2,182,471	$1,144,393	$6,161,944

Credit Quality of Loans

For all loan classes within the Company's loan portfolio, loans are placed on nonaccrual status when timely collection of principal and/or interest in accordance with contractual terms is in doubt. Loans are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well-secured and in the process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.

If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected. For all loan classes within the Company's loan portfolio, nonaccrual loans are returned to accrual status when they become current as to principal and interest and demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest. For loans in all portfolios, the principal amount is charged off in full or in part as soon as management determines, based on available facts, that the collection of principal in full or in part is improbable. For commercial loans, management considers specific facts and circumstances relative to individual credits in making such a determination. For consumer and residential loan classes, management uses specific guidance and thresholds from the Federal Financial Institutions Examination Council's Uniform Retail Credit Classification and Account Management Policy.

The following tables set forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	NonAccrual	Current	Recorded Total Loans
As of March 31, 2018
Originated
Commercial Loans:
C&I	$639	$1,268	$-	$1,907	$1,196	$784,845	$787,948
CRE	28	-	-	28	5,232	1,600,096	1,605,356
Business Banking	2,116	797	-	2,913	6,194	472,672	481,779
Total Commercial Loans	$2,783	$2,065	$-	$4,848	$12,622	$2,857,613	$2,875,083
Consumer Loans:
Dealer Finance	$10,850	$1,920	$987	$13,757	$2,201	$1,224,238	$1,240,196
Specialty Lending	3,843	1,627	1,292	6,762	-	464,912	471,674
Direct	2,334	982	401	3,717	2,470	507,331	513,518
Total Consumer Loans	$17,027	$4,529	$2,680	$24,236	$4,671	$2,196,481	$2,225,388
Residential Real Estate Mortgages	$2,389	$1,635	$203	$4,227	$5,487	$1,159,230	$1,168,944
Total Originated Loans	$22,199	$8,229	$2,883	$33,311	$22,780	$6,213,324	$6,269,415

Acquired
Commercial Loans:
C&I	$-	$-	$-	$-	$-	$33,484	$33,484
CRE	-	-	-	-	2	97,463	97,465
Business Banking	539	9	-	548	673	40,750	41,971
Total Commercial Loans	$539	$9	$-	$548	$675	$171,697	$172,920
Consumer Loans:
Dealer Finance	$7	$3	$-	$10	$15	$577	$602
Direct	368	-	51	419	281	39,364	40,064
Total Consumer Loans	$375	$3	$51	$429	$296	$39,941	$40,666
Residential Real Estate Mortgages	$565	$102	$-	$667	$1,675	$161,781	$164,123
Total Acquired Loans	$1,479	$114	$51	$1,644	$2,646	$373,419	$377,709

Total Loans	$23,678	$8,343	$2,934	$34,955	$25,426	$6,586,743	$6,647,124

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans
As of December 31, 2017
Originated
Commercial Loans:
Commercial	$-	$-	$-	$-	$202	$753,577	$753,779
Commercial Real Estate	161	138	-	299	3,178	1,533,065	1,536,542
Agricultural	117	-	-	117	1,043	34,386	35,546
Agricultural Real Estate	493	-	-	493	2,736	30,905	34,134
Business Banking	1,907	597	-	2,504	5,304	473,147	480,955
Total Commercial Loans	$2,678	$735	$-	$3,413	$12,463	$2,825,080	$2,840,956
Consumer Loans:
Indirect	$18,747	$4,033	$3,492	$26,272	$2,115	$1,642,664	$1,671,051
Home Equity	2,887	854	341	4,082	2,736	448,081	454,899
Direct	341	108	70	519	35	64,399	64,953
Total Consumer Loans	$21,975	$4,995	$3,903	$30,873	$4,886	$2,155,144	$2,190,903
Residential Real Estate Mortgages	$3,730	$667	$1,262	$5,659	$5,987	$1,139,577	$1,151,223
Total Originated Loans	$28,383	$6,397	$5,165	$39,945	$23,336	$6,119,801	$6,183,082

Acquired
Commercial Loans:
Commercial	$-	$-	$-	$-	$-	$39,575	$39,575
Commercial Real Estate	-	-	-	-	2	106,632	106,634
Business Banking	354	-	-	354	669	40,081	41,104
Total Commercial Loans	$354	$-	$-	$354	$671	$186,288	$187,313
Consumer Loans:
Indirect	$38	$-	$1	$39	$22	$1,157	$1,218
Home Equity	254	34	103	391	225	39,256	39,872
Direct	6	1	1	8	23	2,785	2,816
Total Consumer Loans	$298	$35	$105	$438	$270	$43,198	$43,906
Residential Real Estate Mortgages	$627	$226	$140	$993	$1,431	$168,048	$170,472
Total Acquired Loans	$1,279	$261	$245	$1,785	$2,372	$397,534	$401,691

Total Loans	$29,662	$6,658	$5,410	$41,730	$25,708	$6,517,335	$6,584,773

There were no material commitments to extend further credit to borrowers with nonperforming loans as of March 31, 2018 and December 31, 2017.

Impaired Loans

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually. Classified loans, including all troubled debt restructured loans (“TDRs”) and nonaccrual commercial loans that are graded Substandard, Doubtful or Loss, with outstanding balances of $750 thousand or more are evaluated for impairment through the Company’s quarterly status review process. The Company considers commercial loans less than $750 thousand to be homogeneous loans. In determining that we will be unable to collect all principal and/or interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated. For loans that are identified as impaired, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price. These impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment. Impaired amounts are charged off immediately if such amounts are determined by management to be uncollectable. Any change to the previously recognized amount of impairment loss is recognized as a component of the provision for loan losses.

The following table provides information on impaired loans specifically evaluated for impairment:

	March 31, 2018			December 31, 2017
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
C&I	$430	$696		$-	$-
CRE	4,397	6,362		-	-
Commercial	-	-		-	251
Commercial Real Estate	-	-		2,211	3,979
Agricultural	-	-		452	465
Agricultural Real Estate	-	-		2,250	2,423
Business Banking	1,078	2,135		860	1,730
Total Commercial Loans	$5,905	$9,193		$5,773	$8,848
Consumer Loans:
Dealer Finance	$198	$216		$-	$-
Direct	8,107	10,077		-	-
Indirect	-	-		131	143
Home Equity	-	-		8,027	9,966
Direct	-	-		274	274
Total Consumer Loans	$8,305	$10,293		$8,432	$10,383
Residential Real Estate Mortgages	$6,771	$9,097		$6,830	$8,780
Total	$20,981	$28,583		$21,035	$28,011

With an allowance recorded:
Commercial Loans:
C&I	$27	$26	$27	$-	$-	$-
CRE	74	81	15	-	-	-
Commercial Real Estate	-	-	-	76	82	30
Agricultural	-	-	-	27	27	27
Total Commercial Loans	$101	$107	$42	$103	$109	$57

Total:	$21,082	$28,690	$42	$21,138	$28,120	$57

There were no acquired impaired loans specifically evaluated for impairment as of March 31, 2018 or December 31, 2017.

The following tables summarize the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	For the three months ended
	March 31, 2018		March 31, 2017
(In thousands)	Average Recorded Investment	Interest Income Recognized Accrual	Average Recorded Investment	Interest Income Recognized Accrual
Originated
Commercial Loans:
C&I	$467	$-	$-	$-
CRE	4,506	32	-	-
Commercial	-	-	2,926	-
Commercial Real Estate	-	-	5,995	44
Agricultural	-	-	173	-
Agricultural Real Estate	-	-	1,580	11
Business Banking	954	5	650	2
Total Commercial Loans	$5,927	$37	$11,324	$57
Consumer Loans:
Dealer Finance	$184	$3	$-	$-
Direct	8,190	109	-	-
Indirect	-	-	5	-
Home Equity	-	-	8,431	110
Total Consumer Loans	$8,374	$112	$8,436	$110
Residential Real Estate Mortgages	$6,881	$73	$5,611	$39
Total Originated	$21,182	$222	$25,371	$206

Acquired
Commercial Loans:
Commercial Real Estate	$-	$-	$301	$-
Total Commercial Loans	$-	$-	$301	$-
Total Acquired	$-	$-	$301	$-

Total Loans	$21,182	$222	$25,672	$206

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

Commercial Grading System

For commercial and agricultural loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available. This would include comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment and management. Commercial loans are graded Doubtful, Substandard, Special Mention and Pass.

●	Doubtful

A Doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as a loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral and refinancing. Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Nonaccrual treatment is required for Doubtful assets because of the higher probability of loss.

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

Classified loans are inadequately protected by the current worth and paying capacity of the obligor or, if applicable, the collateral pledged. These loans have a well-defined weakness or weaknesses, that jeopardize the liquidation of the debt or in some cases make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Classified loans have a high probability of payment default or a high probability of total or substantial loss. These loans require more intensive supervision by management and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. When the likelihood of full collection of interest and principal may be in doubt, Classified loans are considered to have a nonaccrual status. In some cases, Classified loans are considered uncollectable and of such little value that their continuance as assets is not warranted.

●	Non-classified

Loans graded as Non-classified encompass all loans not graded as Classified. Non-classified loans are in compliance with loan covenants and payments are generally made as agreed.

Consumer and Residential Real Estate Mortgage Grading System

Consumer and Residential Real Estate Mortgage loans are graded as either Nonperforming or Performing.

●	Nonperforming

Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.

●	Performing
All loans not meeting any of these criteria are considered Performing.

The following tables illustrate the Company's credit quality by loan class:

(In thousands)	March 31, 2018
Originated
Commercial Credit Exposure
By Internally Assigned Grade:		C&I	CRE	Total
Pass		$$731,934	$$1,550,184	$2,282,118
Special Mention		37,543	15,868	53,411
Substandard		18,471	39,304	57,775
Total		$787,948	$1,605,356	$2,393,304

Business Banking Credit Exposure
By Internally Assigned Grade:			Business Banking	Total
Non-classified			$468,842	$468,842
Classified			12,937	12,937
Total			$481,779	$481,779

Consumer Credit Exposure
By Payment Activity:	Dealer Finance	Specialty Lending	Direct	Total
Performing	$1,237,008	$470,382	$510,647	$2,218,037
Nonperforming	3,188	1,292	2,871	7,351
Total	$1,240,196	$471,674	$513,518	$2,225,388

Residential Real Estate Mortgage Credit Exposure
By Payment Activity:			Residential Real Estate Mortgage	Total
Performing			$1,163,254	$1,163,254
Nonperforming			5,690	5,690
Total			$1,168,944	$1,168,944

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$30,699	$96,233	$126,932
Special Mention	2,069	484	2,553
Substandard	716	748	1,464
Total	$33,484	$97,465	$130,949

Business Banking Credit Exposure
By Internally Assigned Grade:		Business Banking	Total
Non-classified		$39,111	$39,111
Classified		2,860	2,860
Total		$41,971	$41,971

Consumer Credit Exposure
By Payment Activity:	Dealer Finance	Direct	Total
Performing	$587	$39,732	$40,319
Nonperforming	15	332	347
Total	$602	$40,064	$40,666

Residential Real Estate Mortgage Credit Exposure
By Payment Activity:		Residential Real Estate Mortgage	Total
Performing		$162,448	$162,448
Nonperforming		1,675	1,675
Total		$164,123	$164,123

(In thousands)	As of December 31, 2017
Originated
Commercial Credit Exposure
By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$708,567	$1,481,926	$31,142	$23,381	$2,245,016
Special Mention	30,337	28,264	2,294	2,441	63,336
Substandard	14,875	26,352	2,110	8,312	51,649
Total	$753,779	$1,536,542	$35,546	$34,134	$2,360,001

Business Banking Credit Exposure
By Internally Assigned Grade:				Business Banking	Total
Non-classified				$468,898	$468,898
Classified				12,057	12,057
Total				$480,955	$480,955

Consumer Credit Exposure
By Payment Activity:		Indirect	Home Equity	Direct	Total
Performing		$1,665,444	$451,822	$64,848	$2,182,114
Nonperforming		5,607	3,077	105	8,789
Total		$1,671,051	$454,899	$64,953	$2,190,903

Residential Real Estate Mortgage Credit Exposure
By Payment Activity:				Residential Real Estate Mortgage	Total
Performing				$1,143,974	$1,143,974
Nonperforming				7,249	7,249
Total				$1,151,223	$1,151,223

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:		Commercial	Commercial Real Estate	Total
Pass		$37,825	$103,248	$141,073
Special Mention		425	498	923
Substandard		1,325	2,888	4,213
Total		$39,575	$106,634	$146,209

Business Banking Credit Exposure
By Internally Assigned Grade:			Business Banking	Total
Non-classified			$38,236	$38,236
Classified			2,868	2,868
Total			$41,104	$41,104

Consumer Credit Exposure
By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$1,195	$39,544	$2,792	$43,531
Nonperforming	23	328	24	375
Total	$1,218	$39,872	$2,816	$43,906

Residential Real Estate Mortgage Credit Exposure
By Payment Activity:			Residential Real Estate Mortgage	Total
Performing			$168,901	$168,901
Nonperforming			1,571	1,571
Total			$170,472	$170,472

Troubled Debt Restructuring

When the Company modifies a loan in a troubled debt restructuring, such modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate or change in scheduled payment amount. Residential and consumer TDRs occurring during 2018 and 2017 were due to the reduction in the interest rate or extension of the term. Commercial TDRs during 2018 and 2017 were both a reduction of the interest rate and change in terms.

When the Company modifies a loan in a troubled debt restructuring, management measures for impairment, if any, based on the present value of the expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs. If management determines that the value of the modified loan is less than the recorded investment in the loan an impairment charge would be recognized.

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring (dollars in thousands):

	Three months ended March 31, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Business Banking	3	$319	$410
Total Commercial	3	$319	$410
Consumer
Dealer Finance	6	$82	$81
Direct	2	41	41
Total Consumer	8	$123	$122
Residential Real Estate Mortgages	5	323	323
Total Troubled Debt Restructurings	16	$765	$855

	Three months ended March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer
Home Equity	2	$78	$77
Total Consumer	2	$78	$77
Residential Real Estate Mortgages	1	$141	$138
Total Troubled Debt Restructurings	3	$219	$215

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three months ended March 31, 2018		Three months ended March 31, 2017
(Dollars in thousands)	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Commercial Loans:
Commercial	-	$-	1	$145
Business Banking	1	200	-	-
Total Commercial Loans	1	$200	-	$145

Consumer Loans:
Indirect	-	$-	1	$5
Home Equity	-	-	12	663
Direct	14	870	-	-
Total Consumer Loans	14	$870	13	$668

Residential Real Estate Mortgages	8	$504	4	$167

Total Troubled Debt Restructurings	23	$1,574	18	$980

5. Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan ("the Plan") covering substantially all of its employees at March 31, 2018. Benefits paid from the plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company's policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds.

In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for certain current and former executives in the Alliance Financial Corporation ("Alliance") acquisition.

The supplemental employee retirement plans and the Plan are collectively referred to herein as "Pension Benefits."

In addition, the Company provides certain health care benefits for retired employees. Benefits were accrued over the employees' active service period. Only employees that were employed by the Company on or before January 1, 2000 are eligible to receive post-retirement health care benefits. In addition, the Company assumed post-retirement medical life insurance benefits for certain Alliance employees, retirees and their spouses, if applicable, in the Alliance acquisition. These post-retirement benefits are referred to herein as "Other Benefits."

The Company made no voluntary contributions to the pension and other benefits plans in 2017 and did not do so during the three months ended March 31, 2018.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
(In thousands)	2018	2017	2018	2017
Components of net periodic (benefit) cost:
Service cost	$420	$402	$3	$3
Interest cost	920	1,042	82	86
Expected return on plan assets	(2,123)	(1,985)	-	-
Net amortization	251	415	44	20
Total net periodic (benefit) cost	$(532)	$(126)	$129	$109

The service cost component of net periodic (benefit) cost is included in salaries and employee benefits and the interest cost, expected return on plan assets and net amortization components are included in Other noninterest expense on the unaudited interim consolidated statements of income.

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three months ended March 31,
	2018	2017
(In thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	43,663	43,513
Net income available to common stockholders	$25,986	$20,279
Basic EPS	$0.60	$0.47

Diluted EPS:
Weighted average common shares outstanding	43,663	43,513
Dilutive effect of common stock options and restricted stock	312	370
Weighted average common shares and common share equivalents	43,975	43,883
Net income available to common stockholders	$25,986	$20,279
Diluted EPS	$0.59	$0.46

There were 1,500 and 783 stock options for the quarters ended March 31, 2018 and March 31, 2017, respectively, that were not considered in the calculation of diluted EPS since the stock options' exercise price was greater than the average market price during these periods.

7. Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss):

Detail About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Comprehensive Income (Loss)
	Three months ended
(In thousands)	March 31, 2018	March 31, 2017
AFS securities:
Amortization of unrealized gains related to securities transfer	$188	$238	Interest income
Impairment write-down of an equity security	-	1,312	Other noninterest income
Net unrealized (gains) losses on cash flow hedges reclassified to interest expense	(359)	82	Interest expense
Tax effect	43	(623)	Income tax (expense) benefit
Net of tax	$(128)	$1,009

Pension and other benefits:
Amortization of net losses	$273	$435	Other noninterest expense
Amortization of prior service costs	22	-	Other noninterest expense
Tax effect	(74)	(166)	Income tax (expense) benefit
Net of tax	$221	$269

Total reclassifications, net of tax	$93	$1,278

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

For the three month period ended March 31, 2018 the Company has made a $0.8 million transfer from Level 1 to Level 2 and a $4.0 transfer from Level 2 to Level 1. For the year ended December 31, 2017, the Company made no transfers of assets between the levels of the fair value hierarchy.

The following tables set forth the Company's financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	March 31, 2018
Assets:
AFS securities:
Federal agency	$-	$138,459	$-	$138,459
State & municipal	-	39,386	-	39,386
Mortgage-backed	-	544,031	-	544,031
Collateralized mortgage obligations	-	544,036	-	544,036
Total AFS securities	$-	$1,265,912	$-	$1,265,912
Equity securities	17,010	4,982	-	21,992
Derivatives	-	13,414	-	13,414
Total	$17,010	$1,284,308	$-	$1,301,318

Liabilities:
Derivatives	$-	$9,514	$-	$9,514
Total	$-	$9,514	$-	$9,514

(In thousands)	Level 1	Level 2	Level 3	December 31, 2017
Assets:
AFS securities:
Federal agency	$-	$108,899	$-	$108,899
State & municipal	-	41,956	-	41,956
Mortgage-backed	-	554,927	-	554,927
Collateralized mortgage obligations	-	535,994	-	535,994
Other securities	5,845	8,304	-	14,149
Total AFS securities	$5,845	$1,250,080	$-	$1,255,925
Trading securities	11,467	-	-	11,467
Derivatives	-	3,732	-	3,732
Total	$17,312	$1,253,812	$-	$1,271,124

Liabilities:
Derivatives	$-	$324	$-	$324
Total	$-	$324	$-	$324

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The only non-recurring fair value measurements recorded during the three month period ended March 31, 2018 and year ended December 31, 2017 were related to impaired loans, write-downs of other real estate owned and impairments of goodwill and intangible assets. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

As of March 31, 2018 and December 31, 2017, the Company had collateral dependent impaired loans with a carrying value of $0.1 million and $0.1 million, respectively, which had specific reserves included in the allowance for loan losses of $0.1 million and $0.1 million, respectively.

Interest Rate Swaps

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income. At March 31, 2018 the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $551.8 million and the fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $9.2 million. At December 31, 2017, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $481.2 million and the fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $0.2 million.

The Company has entered into interest rate swaps to modify the interest rate characteristics of certain short-term FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges. The notional amount of these interest rate derivative agreements total $250.0 million at March 31, 2018 and December 31, 2017. Fair values included in other assets on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $4.2 million at March 31, 2018 and $3.5 million at December 31, 2017.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's short-term rate borrowings. The change in net unrealized gains (losses) on cash flow hedges reflects a reclassification of $0.4 million of net unrealized gains and $0.1 million of net unrealized (losses) from AOCI to interest expense during the quarters ended March 31, 2018 and 2017 respectively. During the next twelve months, the Company estimates that an additional $2.6 million will be reclassified from AOCI as a reduction to interest expense.

The following table sets forth information with regard to estimated fair values of financial instruments. This table excludes financial instruments for which the carrying amount approximates fair value. Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, AFS securities, equity securities, trading securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable and interest rate swaps.

		March 31, 2018		December 31, 2017
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$487,126	$477,409	$484,073	$481,871
Net loans	3	6,576,924	6,612,392	6,515,273	6,651,931
Financial liabilities:
Time deposits	2	$840,425	$833,181	$806,766	$801,294
Long-term debt	2	88,824	87,538	88,869	88,346
Junior subordinated debt	2	101,196	101,986	101,196	104,593

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

HTM Securities

The fair value of the Company's investment HTM securities is primarily measured using information from a third party pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

Net Loans

The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made for the same remaining maturities, in accordance with the exit price notion as defined by Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 820, Fair Value Measurement ("ASC 820"). Loans were first segregated by type and then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments and as a result of the adoption of Accounting Standard Update 2016-01, which also includes credit risk, illiquidity risk and other market factors to calculate the exit price fair value in accordance with ASC 820. Upon adoption, Accounting Standard Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), did not materially change the estimated fair value of loans.

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

9. Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Commitments to extend credit and unused lines of credit totaled $1.6 billion at March 31, 2018 and December 31, 2017.

Since many loan commitments, standby letters of credit, guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination guidelines, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $40.8 million at March 31, 2018 and $41.1 million at December 31, 2017. As of March 31, 2018 and December 31, 2017, the fair value of the Company's stand-by letters of credit was not significant.

10. Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted FASB ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606) ("ASC 606" and "ASU 2014-09"), and all subsequent ASUs that modified ASC 606. The implementation of ASC 606 did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities and certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope. ASC 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees and annuity and insurance commissions; however, the recognition of these revenue streams did not change significantly upon adoption of ASC 606.

Insurance and Other Financial Services Revenue

Insurance and other financial services revenue primarily consists of commissions received on insurance and brokered investment product sales. The Company acts as an intermediary between the Company's customer and the insurance carrier. The Company's performance obligation is generally satisfied upon the issuance of the annuity policy. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company does not earn a significant amount of trailing commission fees on insurance or brokered investment product sales. The majority of the trailing commission fees are calculated based on a percentage of market value of a period end and revenue is recognized when an investment product's market value can be determined.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of overdraft fees, monthly service fees, check orders, and other deposit account related fees. Overdraft, monthly service, check orders and other deposit account related fees are transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers' accounts.

ATM and Debit Card Fees

ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Debit card income is primarily comprised of interchange fees earned whenever the Company's debit cards are processed through card payment networks. The Company's performance obligations for these revenue streams are satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Retirement Plan Administration Fees

Retirement plan administration fees are primarily generated for services related to the recordkeeping, administration and plan design solutions of defined benefit, defined contribution and revenue sharing plans. Revenue is recognized in arrears for services already provided in accordance with fees established in contracts with customers or based on rates agreed to with investment trade platforms based on ending investment balances held. The Company's performance obligation is satisfied, and related revenue recognized based on services completed or ending investment balances, for which receivables are recorded at the time of revenue recognition.

Trust

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts, pensions and other customer assets. The Company's performance obligation is generally satisfied with the resulting fees are recognized monthly, based upon services completed or the month-end market value of the assets under management and the applicable fee rate. Payment is generally received shortly after services are rendered or a few days after month end through a direct charge to customers' accounts. The Company does not earn performance-based incentives.

Other

Other noninterest income consists of other recurring revenue streams such as account and loan fees, interest rate swap fees, safety deposit box rental fees, and other miscellaneous revenue streams. These revenue streams are primarily transactional based and payment is received immediately or in the following month, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three months ended March 31, 2018 and 2017:

(In thousands)	2018	2017
Noninterest income
In-scope of ASC 606
Insurance and other financial services revenue	$6,504	$6,770
Service charges on deposit accounts	3,972	3,977
ATM and debit card fees	5,273	4,950
Retirement plan administration fees	5,339	4,172
Trust	4,878	4,532
Other	3,892	2,938
Total noninterest income in-scope of ASC 606	$29,858	$27,339
Total noninterest income out-of-scope of ASC 606	1,419	1,411
Total noninterest income	$31,277	$28,750

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company's noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

ASC 606 requires the capitalization, and subsequently amortization into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company elected the practical expedient, which allows immediate expensing of contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less, and did not capitalize any contract acquisition costs upon adoption of ASC 606 as of or during the three months ended March 31, 2018.

11. Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2018, the Company early adopted the provisions of FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued in February 2018. ASU 2018-02 allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Act. The Tax Act included a reduction to the Federal corporate income tax rate from 35% to 21% effective January 1, 2018. The amount of the reclassification from AOCI to retained earnings is the difference between the historical corporate income tax rate and the newly enacted rate and was accounted for as a cumulative-effect adjustment to the balance sheet. The adoption of ASU 2018-02 did not have a significant impact on the consolidated financial statements and related disclosures and resulted in a reclassification that decreased AOCI and increased retained earnings by $5.6 million, with zero net effect on total shareholders' equity. The Company utilizes the individual securities approach when releasing income tax effects from AOCI for its investment securities.

Effective January 1, 2018, the Company early adopted the provisions of FASB ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which was issued in August 2017. ASU 2017-12 better aligns the accounting and reporting of hedging relationships with the economics of risk management activities. The amendments of ASU 2017-12 were applied on a modified retrospective basis and adoption did not have an impact on the consolidated financial statements and related disclosures.

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2017-09, Compensation-Stock Compensation (Topic 718), which was issued in May 2017. ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The amendments of ASU 2017-09 were applied on a prospective basis and adoption did not have an impact on the consolidated financial statements and related disclosures.

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2017-07, Compensation – Retirement Benefits (Topic 715), which was issued in March 2017. ASU 2017-07 requires the service cost component of net periodic pension and post-retirement benefit cost to be reported separately in the consolidated statements of income from the other components. Additionally, the amendments in the ASU require presentation of the service cost component in the consolidated statements of income in the same line item as other employee compensation costs and presentation of the other components in a different line item from the service cost component. The amendments in ASU 2017-07 were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets utilizing the practical expedient allowed for prior comparative period presentation permitted. The adoption of ASU 2017-07 did not have an impact on the consolidated financial statements and related disclosures.

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which was issued in February 2017. ASU 2017-05 clarifies the scope of ASC Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. The amendments define the term in substance nonfinancial assets and clarify that a nonfinancial asset within the scope may include nonfinancial assets transferred within a legal entity to a counterparty, in part, as a financial asset promised to a counterparty in a contract. Additionally, the amendments in the ASU clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial assets and allocate consideration to each distinct asset. The amendments of ASU 2017-05 were applied on a modified retrospective basis and adoption did not have an impact on the consolidated financial statements and related disclosures.

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which was issued in January 2017. ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business and to address stakeholder feedback that the definition of a business in current GAAP is applied too broadly. The primary amendments in the ASU provide a screen to exclude transactions where substantially all of the fair value of the transferred set is concentrated in a single asset, or group of similar assets, from being evaluated as a business. The amendments of ASU 2017-01 were applied on a prospective basis and adoption did not have an impact on the consolidated financial statements and related disclosures.

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments), issued in August 2016. ASU 2016-15 addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments of ASU 2016-15 were applied on a retrospective basis and adoption did not have an impact on the consolidated financial statements and related disclosures.

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which was issued in January 2016. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments and requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any changes in fair value on equity investments with readily determinable market value will be recognized in net income unless the investments qualify for a new practicability exception. This ASU also requires entities to recognize changes in instrument-specific credit risk related to financial liabilities measured under the fair value option in OCI. The fair value measurement of loans was modified, with no significant impact, to incorporate illiquidity risk and other market factors in addition to credit risk in order to calculate the exit price fair value in accordance with ASC 820 as required by ASU 2016-01. The adoption of ASU 2016-01 did not have a significant impact on the consolidated financial statements and related disclosures and resulted in a reclassification that decreased AOCI $2.6 million, increased retained earnings by $1.5 million, decreased equity securities by $1.5 million and increased other assets $0.4 million.

Effective January 1, 2018, the Company adopted the provisions of ASU 2014-09, which was issued in May 2014. ASU 2014-09 is a comprehensive new revenue recognition standard that supersedes nearly all existing revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The adoption included ASU 2014-09 and all related updates to clarify ASU 2014-09, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606 - Revenue from Contracts with Customers.

Management determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard such as interest earned from loans, investment securities and bank owned life insurance income. For applicable revenue streams such as ATM and debit card fees, insurance, other financial services revenue, service charges on deposit accounts, retirement plan administration fees and trust fees, management reviewed the applicable contracts provisions and applied the principles in the new standard for revenue recognition. The amendments of ASU 2014-09 were applied on a modified retrospective basis. There was no cumulative effect adjustment upon adoption on January 1, 2018. The adoption of ASU 2014-09 and all related ASU updates to ASC 606 did not have a significant impact on the consolidated financial statements and related disclosures as of and for the three months ended March 31, 2018. Refer to footnote 10, Revenue from Contracts with Customers, for more information.

Accounting Standards Issued Not Yet Adopted

In February 2018, the FASB issued ASU 2018-03, Technical Correction and Improvement to Financial Instruments – Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. The provisions of ASU 2018-03 are effective July 1, 2018 for interim financial statements but may be early adopted in any interim period starting January 1, 2018 as long as ASU 2016-01 is also adopted. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 requires amortization of premiums to the earliest call date on debt securities with call features that are explicit, on contingent and callable at fixed prices on present dates. The ASU does not impact securities held at a discount; the discount continues to be amortized to the contractual maturity. The guidance is required to be applied with a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. ASU 2017-08 is effective for the Company on January 1, 2019. Early adoption is permitted. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2018-01. Both ASU 2016-02 and ASU 2018-01 are effective for the Company on January 1, 2019. Early adoption is permitted in any interim or annual period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. ("NBT") and its wholly-owned consolidated subsidiaries, including, NBT Bank, National Association (the "Bank"), NBT Financial Services, Inc. ("NBT Financial") and NBT Holdings, Inc. ("NBT Holdings") (collectively referred to herein as the "Company"). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2017 for an understanding of the following discussion and analysis. Operating results for the three-month period ending March 31, 2018 are not necessarily indicative of the results of the full year ending December 31, 2018 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," "will," "can," "would," "should," "could," "may," or other similar terms. There are a number of factors, many of which are beyond the Company's control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company's assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board ("FRB"); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company's borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply including those under the Dodd-Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters; (17) changes in the Company's organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company's success at managing the risks involved in the foregoing items.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors including, but not limited to, those described above and other factors discussed in the Company's annual and quarterly reports previously filed with the Securities and Exchange Commission, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

Unless required by law, the Company does not undertake, and specifically disclaims any obligations to, publicly release any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These measures adjust GAAP measures to exclude the effects of acquisition-related intangible amortization expense on earnings and equity as well as providing a fully taxable equivalent ("FTE") yields on securities and loans. Where non-GAAP disclosures are used in this Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables. Management believes that these non-GAAP measures provide useful information that is important to an understanding of the results of the Company's core business as well as provide information standard in the financial institution industry. Non-GAAP measures should not be considered substitutes for financial measures determined in accordance with GAAP and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

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

The Company is subject to examinations from various taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgments used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the taxing authorities determine that management's assumptions were inappropriate, an adjustment may be required which could have a material effect on the Company's results of operations.

The Company's policies on the allowance for loan losses, pension accounting and provision for income taxes are disclosed in Note 1 to the consolidated financial statements presented in our 2017 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated finance statements presented in our 2017 Annual Report on Form 10-K to obtain a better understanding of how the Company's financial performance is reported.

Refer to Note 11 to the unaudited interim consolidated finance statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company's operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company's results for the three months ended March 31, 2018:

●	Net income up 28.1% from the first quarter of 2017
●	First quarter loan growth of 3.8% (annualized)
●	Average demand deposits up 4.6% from the first quarter of 2017
●	Net interest margin expands to 3.57%, up 5 basis points from the prior quarter
●	Nonperforming assets to total assets improved 3 basis points from prior quarter to 0.36%

Results of Operations

Net income for the three months ended March 31, 2018 was $26.0 million, up from $17.6 million for the prior quarter, which included the $4.4 million estimated one-time, non-cash charge recorded in the provision for income taxes related to the enactment of the Tax Cuts and Jobs Act ("Tax Reform"), and up from $20.3 million for the same period last year. Diluted earnings per share for the three months ended March 31, 2018 was $0.59, as compared with $0.40 for the prior quarter ($0.50 excluding Tax Reform) and $0.46 for the first quarter of 2017. Return on average assets (annualized) was 1.15% for the three months ended March 31, 2018 as compared to 0.77% for the prior quarter and 0.92% for the same period last year. Return on average equity (annualized) was 10.99% for the three months ended March 31, 2018 as compared to 7.27% for the prior quarter and 8.94% for the three months ended March 31, 2017. Return on average tangible common equity (annualized) was 15.95% for the three months ended March 31, 2018 as compared to 10.65% for the prior quarter and 13.24% for the three months ended March 31, 2017.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income	$25,986	$20,279
Amortization of intangible assets (net of tax)	686	597
Net income, excluding intangible amortization	$26,672	$20,876

Average stockholders' equity	$959,044	$920,047
Less: average goodwill and other intangibles	281,027	280,774
Average tangible common equity	$678,017	$639,273

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

Net interest income was $73.5 million for the first quarter of 2018, comparable to the previous quarter. Fully taxable equivalent ("FTE") net interest margin was 3.57% for the three months ended March 31, 2018 up from 3.52% for the previous quarter. The increase in net interest margin from the previous quarter was driven by an increase in yields on earning assets due primarily to higher interest rates in the quarter. The yield on average earning assets increased 8 basis points ("bps") from the prior quarter to 3.92%, primarily reflecting higher loan yields. FTE yields on securities were adversely impacted by Tax Reform. The cost of interest bearing liabilities increased 5 bps to 0.51% for the quarter ended March 31, 2018, driven primarily by increased short-term borrowings costs, with deposit costs increasing 1 bp. Average interest earning assets were up $15.5 million, or 0.2%, as compared to the prior quarter, primarily driven by a $64.0 million increase in loans and partially offset by a $48.0 million decrease in securities.

Net interest income was $73.5 million for the first quarter of 2018, up $5.0 million, or 7.3%, from the first quarter of 2017. FTE net interest margin of 3.57% was up 11 bps from the first quarter of 2017 as the improvement in asset yields was partially offset by the increase in cost of interest bearing liabilities. Average interest earning assets were up $253.9 million, or 3.1%, from the same period in 2017, primarily driven by a $381.4 million increase in loans that was partially offset by a $116.5 million decrease in securities.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 21% for 2018 and 35% for 2017.

Three months ended	March 31, 2018			December 31, 2017			March 31, 2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$2,818	$36	5.18%	$5,804	$35	2.39%	$14,342	$47	1.33%
Securities available for sale (1)(3)	1,273,634	6,971	2.22%	1,313,870	7,154	2.16%	1,352,219	7,121	2.14%
Securities held to maturity (1)	482,375	2,945	2.48%	490,182	3,313	2.68%	520,283	3,408	2.66%
FRB and FHLB stock	46,844	730	6.32%	44,320	768	6.87%	46,326	572	5.01%
Loans (2)	6,592,447	70,543	4.34%	6,528,449	69,907	4.25%	6,211,058	64,227	4.19%
Total interest earning assets	8,398,118	$81,225	3.92%	8,382,625	$81,177	3.84%	8,144,228	$75,375	3.75%
Other assets	746,172			747,468			748,476
Total assets	$9,144,290			$9,130,093			$8,892,704

Liabilities and Stockholders' Equity
Money market deposit accounts	$1,655,308	$1,116	0.27%	$1,725,242	$1,072	0.25%	$1,688,060	$894	0.21%
NOW deposit accounts	1,211,029	403	0.13%	1,200,651	369	0.12%	1,143,231	183	0.06%
Savings deposits	1,248,432	172	0.06%	1,215,932	175	0.06%	1,176,224	157	0.05%
Time deposits	802,959	2,240	1.13%	792,969	2,201	1.10%	847,410	2,240	1.07%
Total interest bearing deposits	$4,917,728	$3,931	0.32%	$4,934,794	$3,817	0.31%	$4,854,925	$3,474	0.29%
Short-term borrowings	712,220	1,966	1.12%	684,447	1,621	0.94%	657,442	1,139	0.70%
Long-term debt	88,844	476	2.17%	81,010	505	2.47%	104,048	606	2.36%
Junior subordinated debt	101,196	901	3.61%	101,196	836	3.28%	101,196	726	2.91%
Total interest bearing liabilities	$5,819,988	$7,274	0.51%	$5,801,447	$6,779	0.46%	$5,717,611	$5,945	0.42%
Demand deposits	2,259,955			2,266,672			2,159,893
Other liabilities	105,303			99,314			95,153
Stockholders' equity	959,044			962,660			920,047
Total liabilities and stockholders' equity	$9,144,290			$9,130,093			$8,892,704
Net FTE interest income		73,951			74,398			69,430
Interest rate spread			3.41%			3.38%			3.33%
Net interest margin			3.57%			3.52%			3.46%
Taxable equivalent adjustment		465			947			939
Net interest income		$73,486			$73,451			$68,491

(1) Securities are shown at average amortized cost
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding
(3) For purposes of the average balance sheet presentation, equity securities amounts reclassified for the current period from securities available for sale to other assets, related to the adoption of Accounting Standard Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, in the first quarter of 2018.

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

Three months ended March 31,	Increase (Decrease) 2018 over 2017
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$(62)	$51	$(11)
Securities available for sale (1)	(424)	274	(150)
Securities held to maturity	(240)	(223)	(463)
Federal Reserve Bank and FHLB stock	6	152	158
Loans	4,031	2,285	6,316
Total FTE interest income	$3,311	$2,539	$5,850
Money market deposit accounts	$(18)	$240	$222
NOW deposit accounts	11	209	220
Savings deposits	10	5	15
Time deposits	(121)	121	-
Short-term borrowings	102	725	827
Long-term debt	(84)	(46)	(130)
Junior subordinated debt	-	175	175
Total FTE interest expense	$(100)	$1,429	$1,329
Change in FTE net interest income	$3,411	$1,110	$4,521

(1) Equity securities amounts reclassified out of securities available for sale, related to the adoption of Financial Accounting Standards Board Accounting Standard Update "ASU" No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), in the first quarter of 2018.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended March 31,
(In thousands)	2018	2017
Insurance and other financial services revenue	$6,504	$6,770
Service charges on deposit accounts	3,972	3,977
ATM and debit card fees	5,273	4,950
Retirement plan administration fees	5,339	4,172
Trust	4,878	4,532
Bank owned life insurance	1,347	1,411
Net securities gains	72	-
Other	3,892	2,938
Total noninterest income	$31,277	$28,750

Noninterest income for the three months ended March 31, 2018 was $31.2 million, down $0.2 million, or 0.6%, from the prior quarter and up $2.5 million, or 8.7%, from the first quarter of 2017. The decrease from the prior quarter was driven by lower net securities gains offset by higher other noninterest income and insurance and other financial services revenue. Other noninterest income increased due to higher swap fee income. The increase in noninterest income from the first quarter of 2017 was driven by retirement plan administration and other noninterest income. Retirement plan administration fees increased in the first quarter of 2018 as compared to the first quarter of 2017 due primarily to the acquisition of Downeast Pension Services ("DPS") in the second quarter of 2017. Other noninterest income increased from the same period of 2017 due to non-recurring charges recognized in the first quarter of 2017. For additional information on noninterest income, see footnote 10 to the unaudited interim consolidated financial statements.

Noninterest Expense

Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2018	2017
Salaries and employee benefits	$36,567	$33,587
Occupancy	6,119	6,170
Data processing and communications	4,279	4,198
Professional fees and outside services	3,492	3,032
Equipment	4,038	3,698
Office supplies and postage	1,573	1,608
FDIC expenses	1,201	1,178
Advertising	337	390
Amortization of intangible assets	914	967
Loan collection and other real estate owned, net	1,337	1,279
Other	4,415	5,175
Total noninterest expense	$64,272	$61,282

Noninterest expense for the three months ended March 31, 2018 was $64.3 million, up $0.8 million, or 1.3%, from the prior quarter and up $3.0 million, or 4.9%, from the first quarter of 2017. The increase from the prior quarter was due primarily to a $2.8 million increase in salaries and benefits due primarily to higher stock-based compensation and employee benefits expenses. Occupancy expense increased from the prior quarter by $0.8 million due to seasonal expenses. In addition, other noninterest expense decreased $2.0 million from the previous quarter primarily due to the write-down of an intangible asset no longer in use due to a change in business strategy during the fourth quarter of 2017. The increase from the first quarter of 2017 was driven by increases in salaries and employee benefits expenses, professional fees and outside services and equipment expenses. Salaries and employee benefits expense increased from the first quarter of 2017 due primarily to the acquisition of DPS in the second quarter of 2017.

Income Taxes

Income tax expense for the three months ended March 31, 2018 was $7.0 million, down $8.7 million, or 55.3%, from the prior quarter and down $1.3 million, or 15.6%, from the first quarter of 2017. The effective tax rate of 21.2% for the first quarter of 2018 was down from 47.1% for the fourth quarter of 2017 and down from 29.0% for the first quarter of 2017. The decrease in income tax expense from the prior quarter was due to a one-time charge related to the impact of Tax Reform and $0.3 million higher income tax benefit from equity-based transactions. The decrease in income tax expense from the first quarter of 2017 was due to the lower effective tax rate from Tax Reform offset by $1.1 million lower income tax benefit from equity-based transactions. Excluding the $4.4 million Tax Reform charge in the fourth quarter of 2017 and the tax benefit from equity-based transactions, the effective tax rate was 22.5% and 34.1% for the first quarter of 2018 and fourth quarter of 2017, respectively.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $1.6 million, or 0.1%0.0%, from December 31, 2017 to March 31, 2018. The securities portfolio represents 19.0% and 19.2% of total assets as of March 31, 2018 and December 31, 2017, respectively.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2018	December 31, 2017
Mortgage-backed securities:
With maturities 15 years or less	30%	28%
With maturities greater than 15 years	5%	5%
Collateral mortgage obligations	41%	42%
Municipal securities	14%	14%
U.S. agency notes	9%	10%
Other	1%	1%
Total	100%	100%

The Company's mortgage backed securities, U.S. agency notes and collateralized mortgage obligations are all "prime/conforming" and are guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks or Ginnie Mae ("GNMA"). GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Refer to Note 3 to the Company's unaudited interim consolidated financial statements included in this Form 10-Q for information related to other-than-temporary impairment considerations.

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	March 31, 2018	December 31, 2017
Residential real estate mortgages	$1,333,067	$1,321,695
Commercial	1,312,414	1,317,174
Commercial real estate mortgages	1,735,589	1,711,095
Consumer	1,777,708	1,740,038
Home equity	488,346	494,771
Total loans	$6,647,124	$6,584,773

Total loans increased by $62.4 million, or 0.9%, at March 31, 2018 from December 31, 2017, or 3.8% annualized during the three months ended March 31, 2018. Loan growth in the first three months of 2018 resulted from growth in the consumer, commercial real estate and residential real estate mortgages portfolios. Total loans represent approximately 72.0% of assets as of March 31, 2018, as compared to 72.1% as of December 31, 2017.

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

As of March 31, 2018, the Company made adjustments to the class segments within the portfolios to better align risk characteristics and reflect the monitoring and assessment of risks. Agricultural Non-Real Estate and Agricultural Real Estate were consolidated with Commercial and Commercial Real Estate, respectively. Agricultural loans are a type of commercial loan with certain specific underwriting guidelines; however, the portfolio has decreased to less than 3% of the Commercial portfolio and separate classification was no longer warranted. The Indirect Lending class was further separated into Dealer Finance and Specialty Lending. The growth in our Specialty Lending portfolio to 21% of Consumer Loans warranted evaluation of this class segment separately due to different risk characteristics from the Dealer Finance class segment. The Direct and Home Equity class segments were consolidated into Direct to reflect common management, similar underwriting and in-market focus.

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

Allowance for Loan Losses	Three months ended
(Dollars in thousands)	March 31, 2018		March 31, 2017
Balance, beginning of period	$69,500		$65,200
Recoveries	1,878		1,515
Charge-offs	(8,674)		(8,394)
Net charge-offs	(6,796)		(6,879)
Provision for loan losses	7,496		7,379
Balance, end of period	$70,200		$65,700
Composition of Net Charge-offs
Commercial	$(618)	9%	$(847)	12%
Residential real estate mortgage	(135)	2%	(565)	8%
Consumer	(6,043)	89%	(5,467)	80%
Net charge-offs	$(6,796)	100%	$(6,879)	100%
Annualized net charge-offs to average loans	0.42%		0.45%

Net charge-offs of $6.8 million for the three months ended March 31, 2018 were down as compared to $7.0 million for the prior quarter and $6.9 million for the first quarter of 2017. Provision expense was $7.5 million for the three months ended March 31, 2018, as compared with $8.2 million for the prior quarter and $7.4 million for the first quarter of 2017. Annualized net charge-offs to average loans for the first quarter of 2018 was 0.42%, down from 0.43% for the prior quarter and from 0.45% for the first quarter of 2017.

The allowance for loan losses totaled $70.2 million at March 31, 2018, compared to $69.5 million at December 31, 2017 and $65.7 million at March 31, 2017. The allowance for loan losses as a percentage of loans was 1.06% (1.12% excluding acquired loans) at March 31, 2018, which equaled the prior quarter and was comparable to 1.05% (1.13% excluding acquired loans) at March 31, 2017.

Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing, restructured loans, other real estate owned ("OREO") and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and nonperforming loans specifically evaluated for impairment is $750 thousand. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs. Nonperforming securities, which include securities which management believes are other-than-temporarily impaired, are carried at their estimated fair value and are not accruing interest.

(Dollars in thousands)	March 31, 2018		December 31, 2017
Nonaccrual loans:	Amount	%	Amount	%
Commercial	$12,541	49%	$12,485	48%
Residential real estate mortgages	5,783	23%	5,919	23%
Consumer	4,305	17%	4,324	17%
Troubled debt restructured loans	2,797	11%	2,980	12%
Total nonaccrual loans	$25,426	100%	$25,708	100%

Loans 90 days or more past due and still accruing:
Commercial	$-	0%	$-	0%
Residential real estate mortgages	203	7%	1,402	26%
Consumer	2,731	93%	4,008	74%
Total loans 90 days or more past due and still accruing	$2,934	100%	$5,410	100%

Total nonperforming loans	$28,360		$31,118
OREO	4,949		4,529
Total nonperforming assets	$33,309		$35,647
Total nonperforming loans to total loans	0.43%		0.47%
Total nonperforming assets to total assets	0.36%		0.39%
Allowance for loan losses to total nonperforming loans	247.53%		223.34%

Nonperforming loans to total loans was 0.43% at March 31, 2018, down 4 bps from 0.47% for the prior quarter and down 13 bps from 0.56% at March 31, 2017. Past due loans as a percentage of total loans were 0.53% at March 31, 2017, down from 0.63% at December 31, 2017 and were comparable to 0.54% at March 31, 2017.

For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to the acquisition, or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans. As of March 31, 2018, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.12% and 273.54%, respectively. As of December 31, 2017, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.12% and 243.85%, respectively.

In addition to nonperforming loans, the Company has also identified approximately $61.7 million in potential problem loans at March 31, 2017 as compared to $57.7 million at December 31, 2017. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company's loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk, the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $7.4 billion at March 31, 2018, up $223.3 million, or 3.1%, from December 31, 2017. Total average deposits increased $162.9 million, or 2.3%, for the three months ended March 31, 2018, as compared to the same period last year driven primarily by growth in non-interest bearing demand deposits of $100.1 million, or 4.6%, combined with a $62.8 million, or 1.3%, increase in interest bearing deposits due to growth in NOW deposit accounts and savings accounts.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $586.0 million at March 31, 2018 compared to $719.1 million at December 31, 2017. The notional value of interest rate swaps hedging cash flow related to short-term borrowings totaled $250.0 million at March 31, 2018 and December 31, 2017. Long-term debt was $88.8 million at March 31, 2018 compared to $88.9 million at December 31, 2017. Junior subordinated debt was $101.2 million at March 31, 2018 and December 31, 2017.

For more information about the Company's borrowing capacity and liquidity position, see "Liquidity Risk" below.

Capital Resources

Stockholders' equity of $952.7 million represented 10.32% of total assets at March 31, 2018 compared with $958.2 million, or 10.49% as of December 31, 2017. The decrease in stockholders' equity resulted primarily from net income of $26.0 million for the three months ending March 31, 2018, partially offset by dividends declared of $21.0 million during the period and an $8.2 million reclassification that reduced AOCI and increased retained earnings due to the adoption of ASU 2016-01 and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

The Company did not purchase shares of its common stock during the three months ended March 31, 2018. As of March 31, 2018, there were 1,000,000 shares available for repurchase under a plan authorized on October 23, 2017, which expires on December 31, 2019.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions. The Company's Board of Directors approved a 2018 second-quarter cash dividend of $0.25 per share at a meeting held on March 26, 2018. The dividend, which represents a $0.02 or 8.7% increase, will be paid on June 15, 2018 to stockholders of record as of June 1, 2018. The Company does not have a target dividend pay-out ratio.

As the capital ratios in the following table indicate, the Company remained "well capitalized" at March 31, 2018 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	March 31, 2018	December 31, 2017
Tier 1 leverage ratio	9.26%	9.14%
Common equity tier 1 capital ratio	10.12%	10.06%
Tier 1 capital ratio	11.48%	11.42%
Total risk-based capital ratio	12.47%	12.42%
Cash dividends as a percentage of net income	80.68%	49.20%
Per common share:
Book value	$21.84	$22.01
Tangible book value (1)	$15.41	$15.54

(1)	Stockholders' equity less goodwill and intangible assets divided by common shares outstanding.

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

In an attempt to manage the Company's exposure to changes in interest rates, management monitors the Company's interest rate risk. Management's Asset Liability Committee ("ALCO"), meets monthly to review the Company's interest rate risk position and profitability and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing and the Company's securities portfolio, formulates investment and funding strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential effect of changing interest rates is an uncertainty that can have an adverse effect on net income.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets, particularly prime and LIBOR-based loans) repricing downward faster than the interest bearing liabilities that remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a slight decline from the flat rate scenario; however the potential impact on earnings is dependent on the ability to lag deposit repricing on NOW, savings, MMDA and CD accounts. Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2018 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(In basis points)	net interest income
+200	(1.75%)
-100	(3.37%)

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

The primary liquidity measurement the Company utilizes is called the "Basic Surplus", which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At March 31, 2018, the Company's Basic Surplus measurement was 11.6% of total assets or approximately $1.1 billion as compared to the December 31, 2017 Basic Surplus of 11.9% or $1.1 billion and was above the Company's minimum of 5% (calculated at $461.5 million and $456.8 million, of period end total assets at March 31, 2018 and December 31, 2017, respectively) set forth in its liquidity policies.

At March 31, 2018 and December 31, 2017, Federal Home Loan Bank ("FHLB") advances outstanding totaled $617.9 million and $633.9 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.0 billion at March 31, 2018 and $0.9 billion at December 31, 2017. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $412.6 million and $541.2 million at March 31, 2018 and December 31, 2017, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds) and enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures was $1.7 billion at March 31, 2018 and $1.6 billion December 31, 2017. In addition, the Bank has a "Borrower-in-Custody" program with the FRB with the addition of the ability to pledge automobile loans. At March 31, 2018 and December 31, 2017, the Bank had the capacity to borrow $861.2 million and $868.0 million, respectively, from this program.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considered its Basic Surplus position to be strong. However, certain events may adversely impact the Company's liquidity position in 2018. Increasing market interest rates may increase competitive pressure on deposit pricing, which, in turn, could result in a decrease in the Company's deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2018. These scenarios could lead to a decrease in the Company's Basic Surplus measure below the minimum policy level of 5%.

The Company's primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (the "OCC") is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At March 31, 2018, approximately $121.5 million of the total stockholders' equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank's ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company's disclosure controls and procedures were effective.

There were no changes made in the Company's internal control over financial  reporting that occurred during the Company's most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company's 2017 Annual Report on Form 10-K.

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A of our 2017 Annual Report on Form 10-K.

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

3.2	Amended and Restated Bylaws of NBT Bancorp Inc. effective January 23, 2017 (filed as Exhibit 3.1 to Registrant's Form 8-K, filed on January 25, 2017 and incorporated herein by reference).
3.3
Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registrant's Form 8-K, filed on November 18, 2004 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of May 2018.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer