Form 10-Q
period 2018-06-30
NBT BANCORP INC
filed 2018-08-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.
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

As of July 31, 2018, there were 43,653,799 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended June 30, 2018

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2018	2017
(In thousands, except share and per share data)
Assets
Cash and due from banks	$149,723	$156,852
Short-term interest bearing accounts	2,760	2,812
Equity securities, at fair value	24,293	-
Securities available for sale, at fair value	1,192,939	1,255,925
Securities held to maturity (fair value $532,979 and $481,871, respectively)	544,163	484,073
Trading securities	-	11,467
Federal Reserve and Federal Home Loan Bank stock	54,223	46,706
Loans	6,859,063	6,584,773
Less allowance for loan losses	72,450	69,500
Net loans	$6,786,613	$6,515,273
Premises and equipment, net	78,578	81,305
Goodwill	274,769	268,043
Intangible assets, net	17,630	13,420
Bank owned life insurance	174,952	172,388
Other assets	166,495	128,548
Total assets	$9,467,138	$9,136,812
Liabilities
Demand (noninterest bearing)	$2,343,948	$2,286,892
Savings, NOW and money market	4,136,449	4,076,978
Time	864,052	806,766
Total deposits	$7,344,449	$7,170,636
Short-term borrowings	853,997	719,123
Long-term debt	73,778	88,869
Junior subordinated debt	101,196	101,196
Other liabilities	114,789	98,811
Total liabilities	$8,488,209	$8,178,635
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2018 and December 31, 2017	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at June 30, 2018 and December 31, 2017; issued 49,651,493 at June 30, 2018 and December 31, 2017	497	497
Additional paid-in-capital	574,741	574,209
Retained earnings	585,044	543,713
Accumulated other comprehensive loss	(44,756)	(22,077)
Common stock in treasury, at cost, 6,004,294 and 6,108,684 shares at June 30, 2018 and December 31, 2017, respectively	(136,597)	(138,165)
Total stockholders’ equity	$978,929	$958,177
Total liabilities and stockholders’ equity	$9,467,138	$9,136,812

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$74,172	$65,286	$144,615	$129,313
Securities available for sale	7,003	7,218	13,929	14,227
Securities held to maturity	2,811	2,736	5,436	5,517
Other	781	654	1,547	1,273
Total interest, fee and dividend income	$84,767	$75,894	$165,527	$150,330
Interest expense
Deposits	$5,079	$3,536	$9,010	$7,010
Short-term borrowings	2,455	1,366	4,421	2,505
Long-term debt	452	599	928	1,205
Junior subordinated debt	1,040	772	1,941	1,498
Total interest expense	$9,026	$6,273	$16,300	$12,218
Net interest income	$75,741	$69,621	$149,227	$138,112
Provision for loan losses	8,778	7,567	16,274	14,946
Net interest income after provision for loan losses	$66,963	$62,054	$132,953	$123,166
Noninterest income
Insurance and other financial services revenue	$5,826	$5,621	$12,330	$12,391
Service charges on deposit accounts	4,246	4,161	8,218	8,138
ATM and debit card fees	5,816	5,518	11,089	10,468
Retirement plan administration fees	7,296	5,437	12,635	9,609
Trust	5,265	5,161	10,143	9,693
Bank owned life insurance	1,217	1,218	2,564	2,629
Net securities gains	91	2	163	2
Other	4,401	3,186	8,293	6,124
Total noninterest income	$34,158	$30,304	$65,435	$59,054
Noninterest expense
Salaries and employee benefits	$37,726	$33,503	$74,293	$67,736
Occupancy	5,535	5,184	11,654	11,354
Data processing and communications	4,508	4,229	8,787	8,427
Professional fees and outside services	3,336	3,609	6,828	6,641
Equipment	4,151	3,793	8,189	7,491
Office supplies and postage	1,504	1,640	3,077	3,248
FDIC expenses	1,092	1,136	2,293	2,314
Advertising	700	656	1,037	1,046
Amortization of intangible assets	1,096	1,039	2,010	2,006
Loan collection and other real estate owned, net	908	664	2,245	1,943
Other	4,332	4,868	8,747	9,397
Total noninterest expense	$64,888	$60,321	$129,160	$121,603
Income before income tax expense	$36,233	$32,037	$69,228	$60,617
Income tax expense	8,112	10,678	15,121	18,979
Net income	$28,121	$21,359	$54,107	$41,638
Earnings per share
Basic	$0.64	$0.49	$1.24	$0.96
Diluted	$0.64	$0.49	$1.23	$0.95

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
(In thousands)
Net income	$28,121	$21,359	$54,107	$41,638
Other comprehensive (loss) income, net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(5,353)	$2,528	$(20,807)	$3,364
Tax effect	1,338	(966)	5,202	(1,305)
Unrealized net holding (losses) gains arising during the period, net	$(4,015)	$1,562	$(15,605)	$2,059

Reclassification adjustment for net (gains) in net income, gross	$-	$(2)	$-	$(2)
Tax effect	-	1	-	1
Reclassification adjustment for net (gains) in net income, net	$-	$(1)	$-	$(1)

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$177	$225	$365	$463
Tax effect	(44)	(86)	(91)	(177)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$133	$139	$274	$286

Reclassification adjustment for an impairment write-down of equity security, gross	$-	$-	$-	$1,312
Tax effect	-	-	-	(501)
Reclassification adjustment for an impairment write-down of equity security, net	$-	$-	$-	$811

Total securities available for sale, net	$(3,882)	$1,700	$(15,331)	$3,155

Cash flow hedges:
Unrealized gains (losses) on derivatives (cash flow hedges), gross	$424	$(411)	$1,472	$(162)
Tax effect	(106)	157	(368)	62
Unrealized gains (losses) on derivatives (cash flow hedges), net	$318	$(254)	$1,104	$(100)

Reclassification of net unrealized (gains) losses on cash flow hedges to interest (income) expense, gross	$(540)	$(23)	$(899)	$59
Tax effect	135	9	225	(23)
Reclassification of net unrealized (gains) losses on cash flow hedges to interest (income) expense, net	$(405)	$(14)	$(674)	$36

Total cash flow hedges, net	$(87)	$(268)	$430	$(64)

Pension and other benefits:
Amortization of prior service cost and actuarial gains, gross	$295	$435	$590	$870
Tax effect	(74)	(166)	(148)	(332)
Amortization of prior service cost and actuarial gains, net	$221	$269	$442	$538

Total pension and other benefits, net	$221	$269	$442	$538

Total other comprehensive (loss) income	$(3,748)	$1,701	$(14,459)	$3,629
Comprehensive income	$24,373	$23,060	$39,648	$45,267

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2016	$497	$575,078	$501,761	$(21,520)	$(142,500)	$913,316
Net income	-	-	41,638	-	-	41,638
Cash dividends - $0.46 per share	-	-	(20,044)	-	-	(20,044)
Net issuance of 252,312 shares to employee and other stock plans	-	(4,702)	-	-	3,886	(816)
Stock-based compensation	-	2,733	(95)	-	-	2,638
Other comprehensive income	-	-	-	3,629	-	3,629
Balance at June 30, 2017	$497	$573,109	$523,260	$(17,891)	$(138,614)	$940,361

Balance at December 31, 2017	$497	$574,209	$543,713	$(22,077)	$(138,165)	$958,177
Net income	-	-	54,107	-	-	54,107
Cumulative effect adjustment for ASU 2016-01 implementation	-	-	2,618	(2,645)	-	(27)
Cumulative effect adjustment for ASU 2018-02 implementation	-	-	5,575	(5,575)	-	-
Cash dividends - $0.48 per share	-	-	(20,969)	-	-	(20,969)
Net issuance of 104,390 shares to employee and other stock plans	-	(2,422)	-	-	1,568	(854)
Stock-based compensation	-	2,954	-	-	-	2,954
Other comprehensive (loss)	-	-	-	(14,459)	-	(14,459)
Balance at June 30, 2018	$497	$574,741	$585,044	$(44,756)	$(136,597)	$978,929

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
	2018	2017
(In thousands)
Operating activities
Net income	$54,107	$41,638
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	16,274	14,946
Depreciation and amortization of premises and equipment	4,644	4,488
Net amortization on securities	2,133	2,430
Amortization of intangible assets	2,010	2,006
Excess tax (benefit) on stock-based compensation	(447)	(1,526)
Stock-based compensation expense	2,954	2,638
Bank owned life insurance income	(2,564)	(2,629)
Trading security purchases	-	(1,293)
Net unrealized losses on trading securities	-	145
Proceeds from sales of loans held for sale	49,572	60,650
Originations and purchases of loans held for sale	(49,243)	(62,163)
Net gains on sales of loans held for sale	(87)	(223)
Net security (gains)	(163)	(2)
Net (gain) on sales and write-down of other real estate owned	(190)	(704)
Impairment write-down of equity security	-	1,312
Net (increase) in other assets	(32,687)	(209)
Net increase in other liabilities	10,862	4,405
Net cash provided by operating activities	$57,175	$65,909
Investing activities
Net cash used in acquisitions	$(7,884)	$(4,000)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	124,873	136,898
Purchases	(98,502)	(162,723)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	45,332	52,883
Proceeds from sales	-	764
Purchases	(105,531)	(41,334)
Equity securities:
Proceeds from sales	2,623	-
Other:
Net increase in loans	(288,768)	(186,546)
Proceeds from Federal Home Loan Bank stock redemption	123,642	112,841
Purchases of Federal Reserve and Federal Home Loan Bank stock	(131,159)	(118,848)
Purchases of premises and equipment, net	(2,037)	(2,604)
Proceeds from the sales of other real estate owned	1,282	6,420
Net cash (used in) investing activities	$(336,129)	$(206,249)
Financing activities
Net increase in deposits	$173,813	$41,596
Net increase in short-term borrowings	134,874	149,482
Proceeds from issuance of long-term debt	25,000	-
Repayments of long-term debt	(40,091)	(15,129)
Proceeds from the issuance of shares to employee and other stock plans	881	2,007
Cash paid by employer for tax-withholdings on stock issuance	(1,735)	(2,823)
Cash dividends	(20,969)	(20,044)
Net cash provided by financing activities	$271,773	$155,089
Net (decrease) increase in cash and cash equivalents	$(7,181)	$14,749
Cash and cash equivalents at beginning of period	159,664	149,181
Cash and cash equivalents at end of period	$152,483	$163,930

	Six months ended June 30,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$15,672	$12,404
Income taxes paid, net of refund	22,890	12,886
Noncash investing activities:
Loans transferred to other real estate owned	$912	$4,882
Acquisitions:
Fair value of assets acquired	$6,274	$3,096

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2018

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

The Company’s business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont and the southern coastal area of Maine. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making providing a broad array of banking and financial services to retail, commercial and municipal customers.

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

3.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of available for sale ("AFS") securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2018
Federal agency	$119,964	$-	$1,394	$118,570
State & municipal	36,676	28	302	36,402
Mortgage-backed:
Government-sponsored enterprises	503,303	307	13,579	490,031
U.S. government agency securities	30,232	225	843	29,614
Collateralized mortgage obligations:
Government-sponsored enterprises	486,029	234	17,702	468,561
U.S. government agency securities	51,309	132	1,680	49,761
Total AFS securities	$1,227,513	$926	$35,500	$1,192,939
December 31, 2017
Federal agency	$109,862	$-	$963	$108,899
State & municipal	42,171	62	277	41,956
Mortgage-backed:
Government-sponsored enterprises	530,392	1,406	3,345	528,453
U.S. government agency securities	26,363	334	223	26,474
Collateralized mortgage obligations:
Government-sponsored enterprises	496,033	254	10,114	486,173
U.S. government agency securities	50,721	165	1,065	49,821
Equity securities	10,623	3,672	146	14,149
Total AFS securities	$1,266,165	$5,893	$16,133	$1,255,925

The amortized cost, estimated fair value and unrealized gains (losses) of held to maturity ("HTM") securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2018
Mortgage-backed:
Government-sponsored enterprises	$90,696	$-	$3,244	$87,452
U.S. government agency securities	376	43	-	419
Collateralized mortgage obligations:
Government-sponsored enterprises	229,353	92	5,989	223,456
U.S. government agency securities	9,788	1	-	9,789
State & municipal	213,950	265	2,352	211,863
Total HTM securities	$544,163	$401	$11,585	$532,979
December 31, 2017
Mortgage-backed:
Government-sponsored enterprises	$96,357	$85	$810	$95,632
U.S. government agency securities	418	57	-	475
Collateralized mortgage obligations:
Government-sponsored enterprises	186,327	224	2,577	183,974
State & municipal	200,971	1,439	620	201,790
Total HTM securities	$484,073	$1,805	$4,007	$481,871

AFS and HTM securities with amortized costs totaling $1.6 billion at June 30, 2018 and $1.5 billion at December 31, 2017 were pledged to secure public deposits and for other purposes required or permitted by law. At June 30, 2018 and December 31, 2017, AFS and HTM securities with an amortized cost of $226.2 million and $256.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to investment securities with unrealized losses segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of June 30, 2018
AFS securities:
Federal agency	$39,457	$(526)	4	$79,113	$(868)	6	$118,570	$(1,394)	10
State & municipal	23,273	(232)	37	5,479	(70)	8	28,752	(302)	45
Mortgage-backed	432,173	(11,590)	93	60,657	(2,832)	26	492,830	(14,422)	119
Collateralized mortgage obligations	233,086	(6,076)	40	260,766	(13,306)	46	493,852	(19,382)	86
Total securities with unrealized losses	$727,989	$(18,424)	174	$406,015	$(17,076)	86	$1,134,004	$(35,500)	260

HTM securities:
Mortgage-backed	$56,920	$(1,686)	4	$30,532	$(1,558)	2	$87,452	$(3,244)	6
Collateralized mortgage obligations	149,776	(3,693)	24	33,586	(2,296)	6	183,362	(5,989)	30
State & municipal	73,496	(1,310)	110	15,665	(1,042)	25	89,161	(2,352)	135
Total securities with unrealized losses	$280,192	$(6,689)	138	$79,783	$(4,896)	33	$359,975	$(11,585)	171

As of December 31, 2017
AFS securities:
Federal agency	$64,653	$(242)	5	$44,246	$(721)	4	$108,899	$(963)	9
State & municipal	23,566	(200)	39	5,994	(77)	8	29,560	(277)	47
Mortgage-backed	317,630	(2,381)	55	58,316	(1,187)	24	375,946	(3,568)	79
Collateralized mortgage obligations	227,917	(2,658)	35	275,303	(8,521)	42	503,220	(11,179)	77
Equity securities	-	-	-	2,959	(146)	1	2,959	(146)	1
Total securities with unrealized losses	$633,766	$(5,481)	134	$386,818	$(10,652)	79	$1,020,584	$(16,133)	213

HTM securities:
Mortgage-backed	$15,477	$(140)	2	$33,703	$(670)	2	$49,180	$(810)	4
Collateralized mortgage obligations	118,476	(1,064)	17	37,614	(1,513)	6	156,090	(2,577)	23
State & municipal	22,387	(132)	40	15,720	(488)	24	38,107	(620)	64
Total securities with unrealized losses	$156,340	$(1,336)	59	$87,037	$(2,671)	32	$243,377	$(4,007)	91

Declines in the fair value of HTM securities below their amortized cost, less any current period credit loss, that are deemed to be other-than-temporary are reflected in earnings as realized losses or in other comprehensive income ("OCI"). This classification is dependent upon whether the Company intends to sell the security, or whether it is more likely than not that, the Company will be required to sell the security before recovery. The other-than-temporary impairment ("OTTI") shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors. The amount of the total OTTI related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in OCI, net of applicable taxes.

In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the historical and implied volatility of the fair value of the security.

Management has the intent to hold the securities classified as HTM until they mature, at which time it is believed the Company will receive full value for the securities. The unrealized losses on HTM debt securities are due to increases in market interest rates over yields at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether it will receive the contractual principal and interest on certain securities. The fair value is expected to recover as the bond approaches its maturity date or repricing date or if market yields for such investments declines.

Management also has the intent to hold and will not be required to sell, the debt securities classified as AFS for a period sufficient for a recovery of cost, which may be until maturity. The unrealized losses on AFS debt securities are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether it will receive the contractual principal and interest on certain securities. For AFS debt securities, OTTI losses are recognized in earnings if the Company intends to sell the security. In other cases the Company considers the relevant factors noted above, as well as the Company's intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence exists to support a realizable value equal to or greater than the cost basis. Any impairment loss on an equity security is equal to the full difference between the cost basis and the fair value of the security.

As of June 30, 2018 and December 31, 2017, management believes the impairments detailed in the table above are temporary. There were no OTTI losses realized in the Company's unaudited interim consolidated statements of income for the three and six months ended June 30, 2018 or in the three months ended June 30, 2017. For the six months ended June 30, 2017, a $1.3 million impairment loss on an equity investment was realized in the Company's unaudited interim consolidated statements of income.

The following tables set forth information with regard to gains and losses on equity securities at:

(In thousands)	Three months ended June 30, 2018	Six months ended June 30, 2018
Net gains and losses recognized on equity securities	$91	$163
Less: Net gains and losses recognized during the period on equity securities sold during the period	-	44
Unrealized gains and losses recognized on equity securities still held	$91	$119

As of June 30, 2018, the carrying value of equity securities without readily determinable fair values was $4.2 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of June 30, 2018. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and six months ended June 30, 2018.

The following tables set forth information with regard to contractual maturities of debt securities at June 30, 2018:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$79,927	$79,698
From one to five years	78,012	76,566
From five to ten years	186,454	182,532
After ten years	883,120	854,143
Total AFS debt securities	$1,227,513	$1,192,939
HTM debt securities:
Within one year	$51,786	$51,786
From one to five years	50,159	50,281
From five to ten years	201,007	196,191
After ten years	241,211	234,721
Total HTM debt securities	$544,163	$532,979

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2018 and December 31, 2017.

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

During the first quarter of 2018, the Company adjusted the class segments within the portfolios to better align risk characteristics and reflect the monitoring and assessment of risks as the portfolios continue to evolve. Agricultural Non-Real Estate and Agricultural Real Estate were consolidated with Commercial and Commercial Real Estate, respectively. Agricultural loans are a type of commercial loan with some specific underwriting guidelines; however, as of March 31, 2018, the portfolio had decreased to less than 3% of the Commercial portfolio and separation was no longer warranted. The Indirect class segment was further separated into Dealer Finance and Specialty Lending class segments. The growth in our Specialty Lending portfolio to 21% of Consumer Loans as of March 31, 2018 warranted evaluation of this class separately due to different risk characteristics from the Dealer Finance class segment. The Direct and Home Equity class segments were consolidated into Direct to reflect common management, similar underwriting and in-market focus. The change to the class segments in the allowance methodology did not have a significant impact on the allowance for loan losses. The following table illustrates the portfolio and class segments for the loan portfolio in 2018 compared to 2017:

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

Commercial and Industrial ("C&I") – The Company offers a variety of loan options to meet the specific needs of our C&I customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchases and finance seasonal crop expenses. Generally, a collateral lien is placed on equipment or other assets owned by the borrower. These loans typically carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which can be business assets such as equipment, accounts receivable and perishable agricultural products, which are generally less liquid than real estate and exposed to industry price volatility. To reduce these risks, management also attempts to obtain personal guarantees of the borrowers or obtain government loan guarantees to provide further support. In 2018, the Commercial and Agricultural class segments were combined to create the C&I class segment.

Commercial Real Estate ("CRE") – The Company offers CRE loans to finance real estate purchases, refinancings, expansions and improvements to commercial and agricultural properties. CRE loans are made to finance the purchases and improvements of real property, which generally consists of real estate with completed structures. These CRE loans are secured by liens on the real estate, which may include both owner occupied and non-owner-occupied properties, such as apartments, commercial structures, health care facilities and other facilities. These loans are typically less risky than commercial loans, since they are secured by real estate. The Company's underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition and a detailed analysis of the borrower's underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property and no more than 75% of the appraised value of the agricultural property. Government loan guarantees may be obtained to provide further support for agricultural property. In 2018, the Commercial Real Estate and Agricultural Real Estate class segments were combined to create the CRE segment.

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

Dealer Finance – The Company maintains relationships with many dealers primarily in the communities that we serve. Through these relationships, the Company primarily finances the purchases of automobiles and recreational vehicles (such as campers, boats, etc.) indirectly through dealer relationships. Approximately 70% of the Dealer Finance relationships represent automobile financing. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of Dealer Finance consumer loans are underwritten on a secured basis using the underlying collateral being financed. In 2018, the Indirect class segment was further separated into Dealer Finance and Specialty Lending class segments (see above and below).

Specialty Lending – The Company offers unsecured consumer loans across a national footprint originated through our relationships with national technology-driven consumer lending companies to finance such things as dental and medical procedures, K-12 tuition, solar energy installations and other consumer purpose loans. Advances of credit through this specialty lending business line are subject to the Company's underwriting standards including criteria such as FICO score and debt to income thresholds. In 2018, the Indirect class segment has been further separated into Dealer Finance (see above) and Specialty Lending class segments.

Direct – The Company offers a variety of consumer installment loans to finance vehicle purchases, mobile home purchases and personal expenditures. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, home equity lines of credit and second mortgage loans (loans secured by a lien position on one-to-four family residential real estate) to finance home improvements, debt consolidation, education and other uses. Most of the consumer installment loans carry a fixed rate of interest with principal repayment terms typically ranging from one to ten years, based upon the nature of the collateral and the size of the loan. For home equity loans, consumers are able to borrow up to 85% of the equity in their homes. These loans carry a higher risk than first mortgage residential loans as they are in a second position with respect to collateral. Consumer installment loans are often secured with collateral consisting of a perfected lien on the asset being purchased or a perfected lien on a consumer's deposit account. A minimal amount of consumer installment loans are unsecured, which carry a higher risk of loss. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. In 2018, the Home Equity segment was consolidated into the Direct class segment.

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

After a thorough consideration of the factors discussed above, any required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses. These charges are necessary to maintain the allowance at a level that management believes is reflective of overall level of incurred loss in the portfolio. While management uses available information to recognize losses on loans, additions and reductions of the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content or changes in management’s assessment of any or all of the determining factors discussed above.

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of March 31, 2018	$28,190	$36,973	$5,037	$70,200
Charge-offs	(907)	(7,442)	(208)	(8,557)
Recoveries	183	1,700	146	2,029
Provision	3,593	5,248	(63)	8,778
Ending Balance as of June 30, 2018	$31,059	$36,479	$4,912	$72,450

Balance as of March 31, 2017	$24,727	$34,769	$6,204	$65,700
Charge-offs	(1,123)	(6,261)	(698)	(8,082)
Recoveries	206	1,199	10	1,415
Provision	618	5,816	1,133	7,567
Ending Balance as of June 30, 2017	$24,428	$35,523	$6,649	$66,600

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of December 31, 2017	$27,606	$36,830	$5,064	$69,500
Charge-offs	(1,712)	(15,129)	(390)	(17,231)
Recoveries	370	3,344	193	3,907
Provision	4,795	11,434	45	16,274
Ending Balance as of June 30, 2018	$31,059	$36,479	$4,912	$72,450

Balance as of December 31, 2016	$25,444	$33,375	$6,381	$65,200
Charge-offs	(2,417)	(12,763)	(1,296)	(16,476)
Recoveries	653	2,234	43	2,930
Provision	748	12,677	1,521	14,946
Ending Balance as of June 30, 2017	$24,428	$35,523	$6,649	$66,600

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses is established based on our estimate of incurred losses at the balance sheet date. There was no allowance for loan losses for the acquired loan portfolio as of June 30, 2018 and December 31, 2017. Net charge-offs of acquired loans totaled approximately $0.1 million and $0.3 million during the three months ended June 30, 2018 and 2017, respectively and approximately $0.2 million and $0.7 million during the six months ended June 30, 2018 and 2017, respectively and are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
As of June 30, 2018
Allowance for loan losses	$31,059	$36,479	$4,912	$72,450
Allowance for loans individually evaluated for impairment	25	-	-	25
Allowance for loans collectively evaluated for impairment	$31,034	$36,479	$4,912	$72,425
Ending balance of loans	$3,190,556	$2,317,746	$1,350,761	$6,859,063
Ending balance of originated loans individually evaluated for impairment	5,132	8,006	6,591	19,729
Ending balance of acquired loans collectively evaluated for impairment	162,216	36,865	158,908	357,989
Ending balance of originated loans collectively evaluated for impairment	$3,023,208	$2,272,875	$1,185,262	$6,481,345

As of December 31, 2017
Allowance for loan losses	$27,606	$36,830	$5,064	$69,500
Allowance for loans individually evaluated for impairment	57	-	-	57
Allowance for loans collectively evaluated for impairment	$27,549	$36,830	$5,064	$69,443
Ending balance of loans	$3,028,269	$2,234,809	$1,321,695	$6,584,773
Ending balance of originated loans individually evaluated for impairment	5,876	8,432	6,830	21,138
Ending balance of acquired loans collectively evaluated for impairment	187,313	43,906	170,472	401,691
Ending balance of originated loans collectively evaluated for impairment	$2,835,080	$2,182,471	$1,144,393	$6,161,944

Credit Quality of Loans

For all loan classes within the Company's loan portfolio, loans are placed on nonaccrual status when timely collection of principal and/or interest in accordance with contractual terms is in doubt. Loans are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well-secured and in the process of collection or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.

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

The following tables set forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of June 30, 2018
Originated
Commercial Loans:
C&I	$1,395	$394	$-	$1,789	$1,041	$833,557	$836,387
CRE	1,846	-	-	1,846	4,085	1,704,773	1,710,704
Business Banking	1,089	540	-	1,629	6,047	473,573	481,249
Total Commercial Loans	$4,330	$934	$-	$5,264	$11,173	$3,011,903	$3,028,340
Consumer Loans:
Dealer Finance	$11,909	$1,956	$745	$14,610	$1,972	$1,235,983	$1,252,565
Specialty Lending	2,960	1,921	1,106	5,987	-	501,631	507,618
Direct	2,488	653	322	3,463	2,716	514,519	520,698
Total Consumer Loans	$17,357	$4,530	$2,173	$24,060	$4,688	$2,252,133	$2,280,881
Residential Real Estate	$2,477	$746	$36	$3,259	$5,600	$1,182,994	$1,191,853
Total Originated Loans	$24,164	$6,210	$2,209	$32,583	$21,461	$6,447,030	$6,501,074

Acquired
Commercial Loans:
C&I	$-	$-	$-	$-	$-	$34,054	$34,054
CRE	-	-	-	-	2	90,049	90,051
Business Banking	442	80	-	522	603	36,986	38,111
Total Commercial Loans	$442	$80	$-	$522	$605	$161,089	$162,216
Consumer Loans:
Dealer Finance	$5	$-	$-	$5	$14	$259	$278
Direct	227	44	-	271	314	36,002	36,587
Total Consumer Loans	$232	$44	$-	$276	$328	$36,261	$36,865
Residential Real Estate	$972	$-	$-	$972	$1,612	$156,324	$158,908
Total Acquired Loans	$1,646	$124	$-	$1,770	$2,545	$353,674	$357,989

Total Loans	$25,810	$6,334	$2,209	$34,353	$24,006	$6,800,704	$6,859,063

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2017
Originated
Commercial Loans:
Commercial	$-	$-	$-	$-	$202	$753,577	$753,779
Commercial Real Estate	161	138	-	299	3,178	1,533,065	1,536,542
Agricultural	117	-	-	117	1,043	34,386	35,546
Agricultural Real Estate	493	-	-	493	2,736	30,905	34,134
Business Banking	1,907	597	-	2,504	5,304	473,147	480,955
Total Commercial Loans	$2,678	$735	$-	$3,413	$12,463	$2,825,080	$2,840,956
Consumer Loans:
Indirect	$18,747	$4,033	$3,492	$26,272	$2,115	$1,642,664	$1,671,051
Home Equity	2,887	854	341	4,082	2,736	448,081	454,899
Direct	341	108	70	519	35	64,399	64,953
Total Consumer Loans	$21,975	$4,995	$3,903	$30,873	$4,886	$2,155,144	$2,190,903
Residential Real Estate	$3,730	$667	$1,262	$5,659	$5,987	$1,139,577	$1,151,223
Total Originated Loans	$28,383	$6,397	$5,165	$39,945	$23,336	$6,119,801	$6,183,082

Acquired
Commercial Loans:
Commercial	$-	$-	$-	$-	$-	$39,575	$39,575
Commercial Real Estate	-	-	-	-	2	106,632	106,634
Business Banking	354	-	-	354	669	40,081	41,104
Total Commercial Loans	$354	$-	$-	$354	$671	$186,288	$187,313
Consumer Loans:
Indirect	$38	$-	$1	$39	$22	$1,157	$1,218
Home Equity	254	34	103	391	225	39,256	39,872
Direct	6	1	1	8	23	2,785	2,816
Total Consumer Loans	$298	$35	$105	$438	$270	$43,198	$43,906
Residential Real Estate	$627	$226	$140	$993	$1,431	$168,048	$170,472
Total Acquired Loans	$1,279	$261	$245	$1,785	$2,372	$397,534	$401,691

Total Loans	$29,662	$6,658	$5,410	$41,730	$25,708	$6,517,335	$6,584,773

There were no material commitments to extend further credit to borrowers with nonperforming loans as of June 30, 2018 and December 31, 2017.

Impaired Loans

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually. Classified loans, including all trouble debt restructured loans ("TDRs") and nonaccrual commercial loans that are graded Substandard, Doubtful or Loss, with outstanding balances of $750 thousand or more are evaluated for impairment through the Company’s quarterly status review process. The Company considers commercial loans less than $750 thousand to be homogeneous loans. In determining that we will be unable to collect all principal and/or interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated. For loans that are identified as impaired, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price. These impaired loans are reviewed on a quarterly basis for changes in the level of impairment. Impaired amounts are charged off immediately if such amounts are determined by management to be uncollectable. Any change to the previously recognized impairment loss is recognized as a component of the provision for loan losses.

The following table provides information on loans specifically evaluated for impairment:

	June 30, 2018			December 31, 2017
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
C&I	$412	$681		$-	$-
CRE	3,665	5,585		-	-
Commercial	-	-		-	251
Commercial Real Estate	-	-		2,211	3,979
Agricultural	-	-		452	465
Agricultural Real Estate	-	-		2,250	2,423
Business Banking	1,030	2,104		860	1,730
Total Commercial Loans	$5,107	$8,370		$5,773	$8,848
Consumer Loans:
Dealer Finance	$149	$189		$-	$-
Direct	7,857	9,836		-	-
Indirect	-	-		131	143
Home Equity	-	-		8,027	9,966
Direct	-	-		274	274
Total Consumer Loans	$8,006	$10,025		$8,432	$10,383
Residential Real Estate	$6,591	$8,836		$6,830	$8,780
Total	$19,704	$27,231		$21,035	$28,011

With an allowance recorded:
Commercial Loans:
C&I	$25	$25	$25	$-	$-	$-
Commercial Real Estate	-	-	-	76	82	30
Agricultural	-	-	-	27	27	27
Total Commercial Loans	$25	$25	$25	$103	$109	$57

Total Loans	$19,729	$27,256	$25	$21,138	$28,120	$57

There were no acquired impaired loans specifically evaluated for impairment as of June 30, 2018 or December 31, 2017.

The following tables summarize the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	For the three months ended
	June 30, 2018		June 30, 2017
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$447	$1	$-	$-
CRE	3,882	32	-	-
Commercial	-	-	3,931	-
Commercial Real Estate	-	-	3,243	1
Agricultural	-	-	157	1
Agricultural Real Estate	-	-	1,549	10
Business Banking	1,044	3	890	3
Total Commercial Loans	$5,373	$36	$9,770	$15
Consumer Loans:
Dealer Finance	$194	$1	$-	$-
Direct	7,952	106	-	-
Indirect	-	-	25	1
Home Equity	-	-	8,205	110
Direct	-	-	120	-
Total Consumer Loans	$8,146	$107	$8,350	$111
Residential Real Estate	$6,738	$71	$6,388	$68
Total Originated Loans	$20,257	$214	$24,508	$194

Total Loans	$20,257	$214	$24,508	$194

	For the six months ended
	June 30, 2018		June 30, 2017
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$457	$1	$-	$-
CRE	4,154	64	-	-
Commercial	-	-	3,419	-
Commercial Real Estate	-	-	4,584	45
Agricultural	-	-	165	1
Agricultural Real Estate	-	-	1,564	21
Business Banking	988	8	788	5
Total Commercial Loans	$5,599	$73	$10,520	$72
Consumer Loans:
Dealer Finance	$188	$4	$-	$-
Direct	8,066	215	-	-
Indirect	-	-	16	1
Home Equity	-	-	8,310	220
Direct	-	-	120	-
Total Consumer Loans	$8,254	$219	$8,446	$221
Residential Real Estate	$6,815	$144	$6,308	$129
Total Originated Loans	$20,668	$436	$25,274	$422

Acquired
Commercial Loans:
Commercial Real Estate	$-	$-	$172	$-
Total Commercial Loans	$-	$-	$172	$-
Total Acquired Loans	$-	$-	$172	$-

Total Loans	$20,668	$436	$25,446	$422

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

Classified loans are inadequately protected by the current worth and paying capacity of the obligor or, if applicable, the collateral pledged. These loans have a well-defined weakness or weaknesses, which jeopardize the liquidation of the debt or in some cases make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Classified loans have a high probability of payment default or a high probability of total or substantial loss. These loans require more intensive supervision by management and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. When the likelihood of full collection of interest and principal may be in doubt, Classified loans are considered to have a nonaccrual status. In some cases, Classified loans are considered uncollectable and of such little value that their continuance as assets is not warranted.

●	Non-classified

Loans graded as Non-classified encompass all loans not graded as Classified. Non-classified loans are in compliance with loan covenants and payments are generally made as agreed.

Consumer and Residential Real Estate Grading System

Consumer and Residential Real Estate loans are graded as either Nonperforming or Performing.

●	Nonperforming

Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.

●	Performing

All loans not meeting any of these criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class:

(In thousands)	As of June 30, 2018
Originated
Commercial Credit Exposure By Internally Assigned Grade:	C&I	CRE	Total
Pass	$773,097	$1,658,780	$2,431,877
Special Mention	46,153	14,720	60,873
Substandard	16,737	37,204	53,941
Doubtful	400	-	400
Total	$836,387	$1,710,704	$2,547,091

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$469,660	$469,660
Classified	11,589	11,589
Total	$481,249	$481,249

Consumer Credit Exposure By Payment Activity:	Dealer Finance	Specialty Lending	Direct	Total
Performing	$1,249,848	$506,512	$517,660	$2,274,020
Nonperforming	2,717	1,106	3,038	6,861
Total	$1,252,565	$507,618	$520,698	$2,280,881

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$1,186,217	$1,186,217
Nonperforming	5,636	5,636
Total	$1,191,853	$1,191,853

Acquired
Commercial Credit Exposure By Internally Assigned Grade:	C&I	CRE	Total
Pass	$28,989	$88,818	$117,807
Special Mention	5,019	564	5,583
Substandard	46	669	715
Total	$34,054	$90,051	$124,105

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$35,691	$35,691
Classified	2,420	2,420
Total	$38,111	$38,111

Consumer Credit Exposure By Payment Activity:	Dealer Finance	Direct	Total
Performing	$264	$36,273	$36,537
Nonperforming	14	314	328
Total	$278	$36,587	$36,865

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$157,296	$157,296
Nonperforming	1,612	1,612
Total	$158,908	$158,908

(In thousands)	As of December 31, 2017
Originated
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$708,567	$1,481,926	$31,142	$23,381	$2,245,016
Special Mention	30,337	28,264	2,294	2,441	63,336
Substandard	14,875	26,352	2,110	8,312	51,649
Total	$753,779	$1,536,542	$35,546	$34,134	$2,360,001

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$468,898	$468,898
Classified	12,057	12,057
Total	$480,955	$480,955

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$1,665,444	$451,822	$64,848	$2,182,114
Nonperforming	5,607	3,077	105	8,789
Total	$1,671,051	$454,899	$64,953	$2,190,903

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$1,143,974	$1,143,974
Nonperforming	7,249	7,249
Total	$1,151,223	$1,151,223

Acquired
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Total
Pass	$37,825	$103,248	$141,073
Special Mention	425	498	923
Substandard	1,325	2,888	4,213
Total	$39,575	$106,634	$146,209

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$38,236	$38,236
Classified	2,868	2,868
Total	$41,104	$41,104

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$1,195	$39,544	$2,792	$43,531
Nonperforming	23	328	24	375
Total	$1,218	$39,872	$2,816	$43,906

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$168,901	$168,901
Nonperforming	1,571	1,571
Total	$170,472	$170,472

Troubled Debt Restructured Loans

When the Company modifies a loan in a trouble debt restructuring, such modifications include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate or change in scheduled payment amount. Residential and consumer TDRs occurring during 2018 and 2017 were due to the reduction in the interest rate or extension of the term. Commercial TDRs during 2018 and 2017 were both a reduction of the interest rate and change in terms.

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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three months ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
Business Banking	1	$6	$5
Total Commercial Loans	1	$6	$5
Consumer Loans:
Dealer Finance	1	$13	$13
Total Consumer Loans	1	$13	$13
Total Troubled Debt Restructurings	2	$19	$18

	Three months ended June 30, 2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
Commercial	1	$3,300	$3,239
Business Banking	1	337	333
Total Commercial Loans	2	$3,637	$3,572
Consumer Loans:
Indirect	3	$32	$31
Home Equity	1	78	78
Direct	1	120	120
Total Consumer Loans	5	$230	$229
Residential Real Estate	4	$346	$346
Total Troubled Debt Restructurings	11	$4,213	$4,147

	Six months ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
Business Banking	3	$369	$371
Total Commercial Loans	3	$369	$371
Consumer Loans:
Dealer Finance	7	$95	$94
Direct	2	41	41
Total Consumer Loans	9	$136	$135
Residential Real Estate	5	$323	$323
Total Troubled Debt Restructurings	17	$828	$829

	Six months ended June 30, 2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
Commercial	1	$3,300	$3,239
Business Banking	1	337	333
Total Commercial Loans	2	$3,637	$3,572
Consumer Loans:
Indirect	3	$32	$31
Home Equity	4	185	192
Direct	1	120	120
Total Consumer Loans	8	$337	$343
Residential Real Estate	6	$548	$554
Total Troubled Debt Restructurings	16	$4,522	$4,469

The following tables illustrate the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three months ended June 30, 2018		Three months ended June 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Loans:
Business Banking	1	$58	1	$329
Total Commercial Loans	1	$58	1	$329
Consumer Loans:
Indirect	-	$-	1	$14
Home Equity	-	-	13	589
Direct	13	495	-	-
Total Consumer Loans	13	$495	14	$603
Residential Real Estate	7	$599	4	$251
Total Troubled Debt Restructurings	21	$1,152	19	$1,183

	Six months ended June 30, 2018		Six months ended June 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Loans:
Commercial	-	$-	1	$145
Business Banking	2	258	1	329
Total Commercial Loans	2	$258	2	$474
Consumer Loans:
Indirect	-	$-	2	$19
Home Equity	-	-	22	1,101
Direct	25	1,260	-	-
Total Consumer Loans	25	$1,260	24	$1,120
Residential Real Estate	13	$907	8	$419
Total Troubled Debt Restructurings	40	$2,425	34	$2,013

5.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at June 30, 2018. Benefits paid from the plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds.

In addition to the Plan, the Company also provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for certain current and former executives of Alliance Financial Corporation (“Alliance”) when the Company acquired Alliance.

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

The Company made no voluntary contributions to the pension and other benefits plans in 2017 and did not do so during the three and six months ended June 30, 2018.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
(In thousands)	2018	2017	2018	2017
Components of net periodic (benefit) cost:
Service cost	$420	$402	$3	$3
Interest cost	920	1,042	82	86
Expected return on plan assets	(2,123)	(1,985)	-	-
Net amortization	251	415	44	20
Total net periodic (benefit) cost	$(532)	$(126)	$129	$109

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Components of net periodic (benefit) cost:
Service cost	$840	$801	$6	$6
Interest cost	1,840	2,084	164	172
Expected return on plan assets	(4,246)	(3,970)	-	-
Net amortization	502	830	88	40
Total net periodic (benefit) cost	$(1,064)	$(255)	$258	$218

The service cost component of the net periodic (benefit) cost is included in Salaries and Employee Benefits and the interest cost, expected return on plan assets and net amortization components are including in Other Noninterest Expense on the unaudited interim consolidated statements of income.

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:
	Three Months Ended June 30,
(In thousands, except per share data)	2018	2017
Basic EPS:
Weighted average common shares outstanding	43,699	43,579
Net income available to common stockholders	$28,121	$21,359
Basic EPS	$0.64	$0.49

Diluted EPS:
Weighted average common shares outstanding	43,699	43,579
Dilutive effect of common stock options and restricted stock	318	322
Weighted average common shares and common share equivalents	44,017	43,901
Net income available to common stockholders	$28,121	$21,359
Diluted EPS	$0.64	$0.49

	Six Months Ended June 30,
(In thousands, except per share data)	2018	2017
Basic EPS:
Weighted average common shares outstanding	43,681	43,546
Net income available to common stockholders	$54,107	$41,638
Basic EPS	$1.24	$0.96

Diluted EPS:
Weighted average common shares outstanding	43,681	43,546
Dilutive effect of common stock options and restricted stock	311	340
Weighted average common shares and common share equivalents	43,992	43,886
Net income available to common stockholders	$54,107	$41,638
Diluted EPS	$1.23	$0.95

There were 1,500 and 3,250 stock options for the quarters ended June 30, 2018 and June 30, 2017, respectively that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,500 and 1,144 stock options for the six months ended June 30, 2018 and June 30, 2017, respectively, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

7.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss) ("AOCI"):

Detail About AOCI Components	Amount Reclassified From AOCI		Affected Line Item in the Consolidated Statement of Comprehensive Income (Loss)
	Three months ended
(In thousands)	June 30, 2018	June 30, 2017
AFS securities:
(Gains) on AFS securities	$-	$(2)	Net securities gains
Amortization of unrealized gains related to securities transfer	177	225	Interest income
Tax effect	$(44)	$(85)	Income tax (expense) benefit
Net of tax	$133	$138

Cash flow hedges:
Net unrealized (gains) losses on cash flow hedges reclassified to interest (income) expense	$(540)	$(23)	Interest expense
Tax effect	$135	$9	Income tax (expense) benefit
Net of tax	$(405)	$(14)

Pension and other benefits:
Amortization of net losses	$273	$425	Other noninterest expense
Amortization of prior service costs	22	10	Other noninterest expense
Tax effect	$(74)	$(166)	Income tax (expense) benefit
Net of tax	$221	$269

Total reclassifications during the period, net of tax	$(51)	$393

Detail About AOCI Components	Amount Reclassified From AOCI		Affected Line item in the Consolidated Statement of Comprehensive Income (Loss)
	Six months ended
(In thousands)	June 30, 2018	June 30, 2017
AFS securities:
(Gains) on AFS securities	$-	$(2)	Net securities gains
Amortization of unrealized gains related to securities transfer	365	463	Interest income
Impairment write-down of equity security	-	1,312	Other noninterest income
Tax effect	$(91)	$(677)	Income tax (expense) benefit
Net of tax	$274	$1,096

Cash flow hedges:
Net unrealized (gains) losses on cash flow hedges reclassified to interest (income) expense	$(899)	$59	Interest expense
Tax effect	$225	$(23)	Income tax (expense) benefit
Net of tax	$(674)	$36

Pension and other benefits:
Amortization of net losses	$546	$850	Other noninterest expense
Amortization of prior service costs	44	20	Other noninterest expense
Tax effect	$(148)	$(332)	Income tax (expense) benefit
Net of tax	$442	$538

Total reclassifications during the period, net of tax	$42	$1,670

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

For the three and six months ended June 30, 2018, the Company made no transfers of assets from Level 1 to Level 2. For the three months ended June 30, 2018, the Company made no transfers of assets from Level 2 to Level 1. For the six months ended June 30, 2018, the Company made a $4.0 million transfer from Level 2 to Level 1. For the year ended December 31, 2017, the Company made no transfer of assets between the levels of the fair value hierarchy.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	June 30, 2018
Assets:
AFS securities:
Federal agency	$-	$118,570	$-	$118,570
State & municipal	-	36,402	-	36,402
Mortgage-backed	-	519,645	-	519,645
Collateralized mortgage obligations	-	518,322	-	518,322
Total AFS securities	$-	$1,192,939	$-	$1,192,939
Equity securities	20,109	4,184	-	24,293
Derivatives	-	22,568	-	22,568
Total	$20,109	$1,219,691	$-	$1,239,800

Liabilities:
Derivatives	$-	$18,463	$-	$18,463
Total	$-	$18,463	$-	$18,463

(In thousands)	Level 1	Level 2	Level 3	December 31, 2017
Assets:
AFS securities:
Federal agency	$-	$108,899	$-	$108,899
State & municipal	-	41,956	-	41,956
Mortgage-backed	-	554,927	-	554,927
Collateralized mortgage obligations	-	535,994	-	535,994
Other securities	5,845	8,304	-	14,149
Total AFS securities	$5,845	$1,250,080	$-	$1,255,925
Trading securities	11,467	-	-	11,467
Derivatives	-	3,732	-	3,732
Total	$17,312	$1,253,812	$-	$1,271,124

Liabilities:
Derivatives	$-	$324	$-	$324
Total	$-	$324	$-	$324

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The only non-recurring fair value measurements recorded during the three and six month periods ended June 30, 2018 and December 31, 2017 were related to impaired loans, write-down of other real estate owned and impairments of goodwill and intangible assets. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

As of June 30, 2018 and December 31, 2017, the Company had collateral dependent loans with a carrying value of $25 thousand and $0.1 million, respectively, which had specific reserves including in the allowance for loan losses of $25 thousand and $0.1 million, respectively.

Interest Rate Swaps

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the unaudited interim consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the unaudited interim consolidated statement of income. At June 30, 2018 the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $625.7 million and the fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $18.5 million. At December 31, 2017, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $481.2 million and the fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $0.2 million.

The Company has entered into interest rate swaps to modify the interest rate characteristics of certain short-term FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges. The notional amount of these interest rate derivative agreements total $225.0 million at June 30, 2018 and $250.0 million at December 31, 2017. Fair values included in other assets on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $4.1 million at June 30, 2018 and $3.5 million at December 31, 2017.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's short-term rate borrowings. The change in net unrealized gains (losses) on cash flow hedges reflects a reclassification of $0.5 million and $0.1 million of net unrealized gains from AOCI to interest expense during the three months ended June 30, 2018 and 2017, respectively. The change in net unrealized gains (losses) on cash flow hedges reflects a reclassification of $0.9 million of net unrealized gains and $0.1 million of net unrealized (losses) from AOCI to interest expense during the six months ended June 30, 2018 and 2017, respectively. During the next twelve months, the Company estimates that an additional $3.0 million will be reclassified from AOCI as a reduction to interest expense.

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

		June 30, 2018		December 31, 2017
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$544,163	$532,979	$484,073	$481,871
Net loans	3	6,786,613	6,811,553	6,515,273	6,651,931
Financial liabilities:
Time deposits	2	$864,052	$856,646	$806,766	$801,294
Long-term debt	2	73,778	72,379	88,869	88,346
Junior subordinated debt	2	101,196	101,248	101,196	104,593

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

Net Loans

The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made for the same remaining maturities, in accordance with the exit price notion as defined by Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 820, Fair Value Measurement ("ASC 820"). Loans were first segregated by type and then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments and as a result of the adoption of Accounting Standard Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which also included credit risk, illiquidity risk and other market factors to calculate the exit price fair value in accordance with ASC 820. Upon adoption, ASU 2016-01, did not materially change the estimated fair value of loans.

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

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amounts of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Commitments to extend credit and unused lines of credit totaled $1.7 billion at June 30, 2018 and $1.6 billion at December 31, 2017.

Since many loan commitments, standby letters of credit, guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantee that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $40.5 million at June 30, 2018 and $41.1 million at December 31, 2017. As of June 30, 2018 and December 31, 2017, the fair value of standby letters of credit was not significant.

10.	Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted FASB ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606) ("ASC 606" and "ASU 2014-09"), and all subsequent ASUs that modified ASC 606. The implementation of ASC 606 did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities and certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives and certain credit card fees are also not in scope. ASC 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees and annuity and insurance commissions; however, the recognition of these revenue streams did not change significantly upon adoption of ASC 606.

Insurance and Other Financial Services Revenue

Insurance and other financial services revenue primarily consists of commissions received on insurance and brokered investment product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy and the Company generally recognizes revenue. Shortly after the policy is issued, the carrier remits the commission payment to the Company. The Company does not earn a significant amount of trailing commission fees on insurance or brokered investment product sales. The majority of the trailing commission fees are calculated based on a percentage of market value of a period end and revenue is recognized when an investment product’s market value can be determined.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of overdraft fees, monthly service fees, check orders and other deposit account related fees. Overdraft, monthly service, check orders and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

ATM and Debit Card Fees

ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks. The Company’s performance obligations for these revenue streams are satisfied, and related revenue recognized, when the services are rendered or upon completion of a transaction. Payment is typically received immediately or in the following month through a direct charge to customer’s accounts.

Retirement Plan Administration Fees

Retirement plan administration fees are primarily generated for services related to the recordkeeping, administration and plan design solutions of defined benefit, defined contribution and revenue sharing plans. Revenue is recognized for services provided in accordance with fees established in contracts with customers or based on rates agreed to with investment trade platforms based on ending investment balances held. The Company’s performance obligation is satisfied, and related revenue recognized based on services completed or ending investment balances, for which receivables are recorded at the time of revenue recognition.

Trust

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts, pensions and other customer assets. The Company’s performance obligation is generally satisfied with the resulting fees recognized monthly, based upon services completed or the month-end market value of the assets under management and the applicable fee rate. Payment is generally received shortly after services are rendered or a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives.

Other

Other noninterest income consists of other recurring revenue streams such as account and loan fees, interest rate swap fees, safety deposit box rental fees and other miscellaneous revenue streams. These revenue streams are primarily transactional based and payment is received immediately or in the following month. The Company’s performance obligation is satisfied and related revenue recognized at the completion of a transaction.

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Noninterest income
In-Scope of ASC 606:
Insurance and other financial services revenue	$5,826	$5,621	$12,330	$12,391
Service charges on deposit accounts	4,246	4,161	8,218	8,138
ATM and debit card fees	5,816	5,518	11,089	10,468
Retirement plan administration fees	7,296	5,437	12,635	9,609
Trust	5,265	5,161	10,143	9,693
Other	4,401	3,186	8,293	6,124
Total noninterest income in-scope of ASC 606	$32,850	$29,084	$62,708	$56,423
Total noninterest income out-of-scope of ASC 606	$1,308	$1,220	$2,727	$2,631
Total noninterest income	$34,158	$30,304	$65,435	$59,054

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

ASC 606 requires the capitalization, and subsequently amortization into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company elected the practical expedient, which allows immediate expensing of contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less, and did not capitalize any contract acquisition costs upon adoption of ASC 606 as of or during the three and six months ended June 30, 2018.

11.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2018, the Company early adopted the provisions of FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued in February 2018. ASU 2018-02 allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Act. The Tax Act included a reduction to the Federal corporate income tax rate from 35% to 21% effective January 1, 2018. The amount of the reclassification from AOCI to retained earnings is the difference between the historical corporate income tax rate and the newly enacted rate and will be accounted for as a cumulative-effect adjustment to the balance sheet. The adoption of ASU 2018-02 resulted in a reclassification that decreased AOCI and increased retained earnings by $5.6 million, with no net effect on total stockholders' equity. The Company utilizes the individual securities approach when releasing income tax effects from AOCI for its investment securities.

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

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2017-07, Compensation – Retirement Benefits (Topic 715), which was issued in March 2017. ASU 2017-07 requires the service cost component of net periodic pension and post-retirement benefit cost to be reported separately in the consolidated statements of income from the other components. Additionally, the amendments in the ASU require presentation of the service cost component in the consolidated statements of income in the same line item as other employee compensation costs and presentation of the other components in a different line item from the service cost component. The amendments in ASU 2017-07 were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement. The adoption of ASU 2017-07 resulted in the reclassification of $0.4 million and $0.8 million of other components of net benefit cost from salaries and employee benefits expense to other noninterest expense for the three and six months ended June 30, 2017, respectively.

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which was issued in February 2017. ASU 2017-05 clarifies the scope of ASC Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. The amendments define the term in substance nonfinancial assets and clarify that a nonfinancial asset within the scope may include nonfinancial assets transferred within a legal entity to a counterparty, in part, as a financial asset promised to a counterparty in a contract. Additionally, the amendments in the ASU clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial assets and allocate consideration to each distinct asset. The amendments of ASU 2017-05 were applied on a modified retrospective basis and adoption did not have a significant impact on the consolidated financial statements and related disclosures.

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

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which was issued in January 2016. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments and requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any changes in fair value on equity investments with readily determinable market value will be recognized in net income unless the investments qualify for a new practicability exception. This ASU also requires entities to recognize changes in instrument-specific credit risk related to financial liabilities measured under the fair value option in OCI. The fair value measurement of loans was modified, with no significant impact, to incorporate illiquidity risk and other market factors in addition to credit risk in order to calculate the exit price fair value in accordance with ASC 820 as required by ASU 2016-01. The adoption of ASU 2016-01 did not have a significant impact on the consolidated financial statements and related disclosures and resulted in a reclassification that decreased AOCI and increased retained earnings by $2.6 million and had an immaterial effect on total stockholders' equity, equity securities and other assets.

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2014-09, which was issued in May 2014. ASU 2014-09 is a comprehensive new revenue recognition standard that superseded nearly all previous revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The adoption included ASU 2014-09 and all related updated to clarify ASU 2014-09, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606 - Revenue from Contract with Customers.

Management determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard such as interest earned from loans, investment securities and bank owned life insurance income. For applicable revenue streams such as ATM and debit card fees, insurance, other financial services revenue, service charges on deposit accounts, retirement plan administration fees and trust fees, management reviewed the applicable contracts provisions and applied the principles in the new standard for revenue recognition. The amendments of ASU 2014-09 were applied on a modified retrospective basis. There was no cumulative effect adjustment as of January 1, 2018. The adoption of ASU 2014-09 and all related ASU updates to ASC 606 did not have a significant impact on the consolidated financial statements and related disclosures as of and for three and six months ended June 30, 2018. Refer to footnote 10, Revenue from Contracts with Customers, for more information.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"). ASU 2016-13 introduces new guidance that make substantive changes to the accounting for credit losses. ASU 2016-13 introduces the CECL model, which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. ASU 2016-13 also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security's amortized cost basis and its fair value and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. ASU 2016-13 also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. ASU 2016-13 requires expanded disclosures including, but not limited to, (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management's estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for HTM and AFS securities. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018; however, the Company does not intend to early adopt this ASU. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures, processes and controls and is not currently able to reasonably estimate the impact of adoption on the Company's consolidated financial statements; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating the allowance for loan and lease losses. It is possible that the impact will be material to the Company's consolidated financial statements. To date, the Company has completed a gap analysis, adopted a detailed implementation plan, established a formal governance structure for the project, selected and is in the process of implementing a software solution to serve as its CECL platform.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2016-02. Both ASU 2016-02 and ASU 2018-01 are effective for the Company on January 1, 2019. Early adoption is permitted in any interim or annual period. Lessees and lessors are required to apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach. Management is in the process of finalizing its evaluation of the impact of adoption of this ASU on its consolidated financial statements and related disclosures, processes and controls. The Company has acquired and is in the process of implementing software to facilitate calculation and reporting of the lease liability and right-of-use asset. The most significant impact of adoption is expected to be the recognition, as lessee, of new right-of-use assets and lease liabilities on the consolidated balance sheet for real estate leases currently classified as operating leases. At its November 29, 2017 meeting, the FASB proposed allowing entities the option of applying the provisions of ASU 2016-02 at the effective date without adjusting the comparative periods presented. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Also in July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which allows for an optional transition method in which the provisions of ASC Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. The Company is monitoring these and other proposed modifications to the requirements of this ASU.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. ("NBT") and its wholly owned consolidated subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2017 for an understanding of the following discussion and analysis. Operating results for the three and six month periods ending June 30, 2018 are not necessarily indicative of the results of the full year ending December 31, 2018 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board ("FRB"); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd- Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including, but not limited to, those described above and other factors discussed in the Company’s annual and quarterly reports previously filed with the Securities and Exchange Commission, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.

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

The Company’s policies on the allowance for loan losses, pension accounting and provision for income taxes are disclosed in Note 1 to the consolidated financial statements presented in our 2017 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2017 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported.

Refer to Note 11 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company's results for the three and six months ended June 30, 2018:

•	Quarter-to-date earnings per share up 8.5% from prior quarter and up 30.6% from prior year
•	Quarter-to-date net income up 8.2% from prior quarter and up 31.7% from prior year
•	Year-to-date loan growth of 8.4% (annualized)
•	Average demand deposits for the six months ended June 30, 2018 up 4.9% from the same period in 2017
•	FTE net interest margin of 3.57% for the six months ended June 30, 2018
•	Nonperforming assets to total assets decreased 4 basis points ("bps") from prior quarter to 0.32%

Results of Operations

Net income for the three months ended June 30, 2018 was $28.1 million, up from $26.0 million for the first quarter of 2018 and up from $21.4 million for the second quarter of 2017. Diluted earnings per share for the three months ended June 30, 2018 was $0.64, as compared with $0.59 for the prior quarter and $0.49 for the second quarter of 2017. Return on average assets (annualized) was 1.21% for the three months ended June 30, 2018 as compared to 1.15% for the prior quarter and 0.95% for the same period last year. Return on average equity (annualized) was 11.64% for the three months ended June 30, 2018 as compared to 10.99% for the prior quarter and 9.11% for the three months ended June 30, 2017. Return on average tangible common equity (annualized) was 17.08% for the three months ended June 30, 2018 as compared to 15.95% for the prior quarter and 13.46% for the three months ended June 30, 2017.

Net income for the six months ended June 30, 2018 was $54.1 million, up 29.9% from $41.6 million for the same period last year. Diluted earnings per share for the six months ended June 30, 2018 was $1.23, as compared with $0.95 for the same period in 2017, an increase of 29.5%. Return on average assets (annualized) was 1.18% for the six months ended June 30, 2018 as compared to 0.94% for the same period last year. Return on average equity (annualized) was 11.32% for the six months ended June 30, 2018 as compared to 9.02% for the six months ended June 30, 2017. Return on average tangible common equity (annualized) was 16.52% for the six months ended June 30, 2018 as compared to 13.36% for the six months ended June 30, 2017.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Net income	$28,121	$21,359	$54,107	$41,638
Amortization of intangible assets (net of tax)	822	642	1,508	1,239
Net income, excluding intangible amortization	$28,943	$22,001	$55,615	$42,877

Average stockholders' equity	$969,029	$940,897	$964,064	$930,529
Less: average goodwill and other intangibles	289,250	285,388	285,161	283,094
Average tangible common equity	$679,779	$655,509	$678,903	$647,435

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

Net interest income was $75.7 million for the second quarter of 2018, up $2.3 million or 3.1%, from the previous quarter. FTE net interest margin was 3.57% for the three months ended June 30, 2018, comparable to the previous quarter. The yield on average earning assets increased 7 bps from the prior quarter to 3.99%, primarily reflecting higher loan yields. The cost of interest bearing liabilities increased 10 bps to 0.61% for the quarter ended June 30, 2018, driven by increased short-term borrowings costs, with interest bearing deposit costs increasing 8 bps. Average interest earning assets were up $174.2 million, or 2.1%, as compared to the prior quarter, primarily driven by a $158.3 million increase in loans.

Net interest income was $75.7 million for the second quarter of 2018, up $6.1 million, or 8.8%, from the second quarter of 2017. FTE net interest margin of 3.57% was up 13 bps from the second quarter of 2017 as the improvement in asset yields was partially offset by the increase in cost of interest bearing liabilities. Average interest earning assets were up $345.4 million, or 4.2%, from the same period in 2017, primarily driven by a $456.7 million increase in loans that was partially offset by a $107.4 million decrease in securities.

Net interest income for the first six months of 2018 was $149.2 million, up $11.1 million, or 8.0%, from the same period in 2017. FTE net interest margin of 3.57% for the six months ended June 30, 2018, was up from 3.45% for the same period in 2017 primarily due to increasing asset yields and the Company’s deposit costs remaining relatively stable. Average interest earning assets were up $300.0 million, or 3.7% for the six months ended June 30, 2018, as compared to the same period in 2017, which was driven by a $419.2 million increase in loans that was partially offset by a $111.9 million decrease in securities. Interest income increased $14.2 million, or 9.4% due to the increase in earning assets combined with a 20 bp improvement in loan yields. Interest expense was up $4.1 million, or 33.4%, for the six months ended June 30, 2018 as compared to the same period in 2017 and resulted primarily from a 13 bp increase in rates driven by higher borrowing costs and a modest 7 bp increase in the cost of deposits. The Federal Reserve began raising their target fed funds rate in December 2015 and has increased the target fed funds rate by 1.75% through June 30, 2018. During this same cycle of increasing rates, the Company’s deposit rates have increased by 0.06%, resulting in a full cycle deposit beta of 3.4%, and is calculated as the change in the Company's quarterly deposit costs divided by the change in the Federal Reserve's target fed funds rate. The favorable deposit beta was influenced by a favorable loan to deposit ratio and deposit mix.

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

Three months ended	June 30, 2018			June 30, 2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$3,574	$46	5.16%	$9,497	$43	1.82%
Securities available for sale (1)(3)	1,266,304	7,046	2.23%	1,363,314	7,322	2.15%
Securities held to maturity (1)	503,501	3,135	2.50%	513,888	3,374	2.63%
FRB and FHLB stock	48,184	735	6.12%	46,132	611	5.31%
Loans (2)	6,750,710	74,283	4.41%	6,294,056	65,498	4.17%
Total interest earning assets	$8,572,273	$85,245	3.99%	$8,226,887	$76,848	3.75%
Other assets (3)	$766,604			$753,383
Total assets	$9,338,877			$8,980,270

Liabilities and Stockholders' Equity:
Money market deposit accounts	$1,699,956	$1,816	0.43%	$1,723,594	$919	0.21%
NOW deposit accounts	1,222,889	479	0.16%	1,138,237	227	0.08%
Savings deposits	1,289,062	183	0.06%	1,232,301	172	0.06%
Time deposits	858,080	2,601	1.22%	824,398	2,218	1.08%
Total interest bearing deposits	$5,069,987	$5,079	0.40%	$4,918,530	$3,536	0.29%
Short-term borrowings	706,694	2,455	1.39%	643,971	1,366	0.85%
Long-term debt	84,676	452	2.14%	99,865	599	2.41%
Junior subordinated debt	101,196	1,040	4.12%	101,196	772	3.06%
Total interest bearing liabilities	$5,962,553	$9,026	0.61%	$5,763,562	$6,273	0.44%
Demand deposits	$2,294,023			$2,181,952
Other liabilities	113,272			93,859
Stockholders' equity	969,029			940,897
Total liabilities and stockholders' equity	$9,338,877			$8,980,270
Net interest income (FTE)		$76,219			$70,575
Interest rate spread			3.38%			3.31%
Net interest margin (FTE)			3.57%			3.44%
Taxable equivalent adjustment		$478			$954
Net interest income		$75,741			$69,621

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(3)
For purposes of the average balance sheet presentation, equity securities amounts reclassified for the current period from securities available for sale to other assets, related to the adoption of Accounting Standard Update 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, in the first quarter of 2018.

Six months ended	June 30, 2018			June 30, 2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$3,198	$82	5.17%	$11,906	$90	1.52%
Securities available for sale (1)(3)	1,269,949	14,017	2.23%	1,357,797	14,442	2.14%
Securities held to maturity (1)	492,996	6,081	2.49%	517,068	6,782	2.64%
FRB and FHLB stock	47,518	1,465	6.22%	46,228	1,183	5.16%
Loans (2)	6,672,016	144,825	4.38%	6,252,786	129,725	4.18%
Total interest earning assets	$8,485,677	$166,470	3.96%	$8,185,785	$152,222	3.75%
Other assets (2)	$756,444			$750,943
Total assets	$9,242,121			$8,936,728

Liabilities and Stockholders' Equity:
Money market deposit accounts	$1,677,755	$2,933	0.35%	$1,705,925	$1,814	0.21%
NOW deposit accounts	1,216,992	882	0.15%	1,140,720	410	0.07%
Savings deposits	1,268,859	354	0.06%	1,204,418	329	0.06%
Time deposits	830,671	4,841	1.18%	835,840	4,457	1.08%
Total interest bearing deposits	$4,994,277	$9,010	0.36%	$4,886,903	$7,010	0.29%
Short-term borrowings	709,442	4,421	1.26%	650,669	2,505	0.78%
Long-term debt	86,749	928	2.16%	101,945	1,205	2.38%
Junior subordinated debt	101,196	1,941	3.87%	101,196	1,498	2.99%
Total interest bearing liabilities	$5,891,664	$16,300	0.56%	$5,740,713	$12,218	0.43%
Demand deposits	$2,277,083			$2,170,983
Other liabilities	109,310			94,503
Stockholders' equity	964,064			930,529
Total liabilities and stockholders' equity	$9,242,121			$8,936,728
Net interest income (FTE)		$150,170			$140,004
Interest rate spread			3.40%			3.32%
Net interest margin (FTE)			3.57%			3.45%
Taxable equivalent adjustment		$943			$1,892
Net interest income		$149,227			$138,112

(1)	Securities are shown at average amortized cost less OTTI write-downs.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(3)
For purposes of the average balance sheet presentation, equity securities amounts reclassified for the current period from securities available for sale to other assets, related to the adoption of Accounting Standard Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), in the first quarter of 2018.

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

Three months ended June 30,	Increase (Decrease) 2018 over 2017
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$(39)	$42	$3
Securities available for sale (1)	(533)	257	(276)
Securities held to maturity	(67)	(172)	(239)
FRB and FHLB stock	28	96	124
Loans	4,906	3,879	8,785
Total interest income (FTE)	$4,295	$4,102	$8,397
Money market deposit accounts	$(13)	$910	$897
NOW deposit accounts	18	234	252
Savings deposits	8	3	11
Time deposits	93	290	383
Short-term borrowings	144	945	1,089
Long-term debt	(85)	(62)	(147)
Junior subordinated debt	-	268	268
Total interest expense (FTE)	$165	$2,588	$2,753
Change in net interest income (FTE)	$4,130	$1,514	$5,644

Six months ended June 30,	Increase (Decrease) 2018 over 2017
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$(103)	$95	$(8)
Securities available for sale (1)	(956)	531	(425)
Securities held to maturity	(307)	(394)	(701)
FRB and FHLB stock	34	248	282
Loans	8,936	6,164	15,100
Total interest income (FTE)	$7,604	$6,644	$14,248
Money market deposit accounts	$(30)	$1,149	$1,119
NOW deposit accounts	29	443	472
Savings deposits	18	7	25
Time deposits	(28)	412	384
Short-term borrowings	244	1,672	1,916
Long-term debt	(169)	(108)	(277)
Junior subordinated debt	-	443	443
Total interest expense (FTE)	$64	$4,018	$4,082
Change in net interest income (FTE)	$7,540	$2,626	$10,166

(1)	Equity securities amounts reclassified out of securities available for sale, related to the adoption of ASU 2016-01, in the first quarter of 2018.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Insurance and other financial services revenue	$5,826	$5,621	$12,330	$12,391
Service charges on deposit accounts	4,246	4,161	8,218	8,138
ATM and debit card fees	5,816	5,518	11,089	10,468
Retirement plan administration fees	7,296	5,437	12,635	9,609
Trust	5,265	5,161	10,143	9,693
Bank owned life insurance	1,217	1,218	2,564	2,629
Net securities gains	91	2	163	2
Other	4,401	3,186	8,293	6,124
Total noninterest income	$34,158	$30,304	$65,435	$59,054

Noninterest income for the three months ended June 30, 2018 was $34.2 million, up $2.9 million, or 9.2%, from the prior quarter and up $3.9 million, or 12.7%, from the second quarter of 2017. The increase from the prior quarter was driven by higher retirement plan administration fees, ATM and debit card fees and other noninterest income that were partially offset by lower insurance and other financial services revenue during the second quarter of 2018. Retirement plan administration fees increased in the second quarter of 2018 as compared to the first quarter of 2018 due to the acquisition of Retirement Plan Services, LLC (“RPS”) in the second quarter of 2018. ATM and debit card fees increased from prior quarter due to higher number of accounts and usage. Other noninterest income increased due to higher swap fee income. The increase from the second quarter of 2017 was driven by higher retirement plan administration fees resulting from the RPS acquisition and other noninterest income due primarily to higher swap fees.

Noninterest income for the six months ended June 30, 2018 was $65.4 million, up $6.4 million, or 10.8%, from the same period in 2017. The increase from the prior year was driven by higher retirement plan administration fees due to the acquisitions of RPS in the second quarter of 2018 and of Downeast Pension Services in the second quarter of 2017. Other noninterest income in the first half of 2018 increased compared to the same period of 2017 due primarily to higher swap fee income and non-recurring gains recognized in the first six months of 2018.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Salaries and employee benefits	$37,726	$33,503	$74,293	$67,736
Occupancy	5,535	5,184	11,654	11,354
Data processing and communications	4,508	4,229	8,787	8,427
Professional fees and outside services	3,336	3,609	6,828	6,641
Equipment	4,151	3,793	8,189	7,491
Office supplies and postage	1,504	1,640	3,077	3,248
FDIC expenses	1,092	1,136	2,293	2,314
Advertising	700	656	1,037	1,046
Amortization of intangible assets	1,096	1,039	2,010	2,006
Loan collection and other real estate owned	908	664	2,245	1,943
Other	4,332	4,868	8,747	9,397
Total noninterest expense	$64,888	$60,321	$129,160	$121,603

Noninterest expense for the three months ended June 30, 2018 was $64.9 million, up $0.6 million, or 1.0%, from the prior quarter and up $4.6 million, or 7.6%, from the second quarter of 2017. The increase from the prior quarter was driven by a $1.2 million increase in salaries and employee benefits primarily due to the acquisition of RPS that were partially offset by a decrease in seasonal occupancy expense. The increase from the second quarter of 2017 was driven by an increase in salaries and employee benefits expenses primarily due to the RPS acquisition, wage increases from tax reform initiatives and higher incentive compensation.

Noninterest expense for the six months ended June 30, 2018 was $129.2 million, up $7.6 million, or 6.2%, from the same period in 2017. The increase from the prior year was driven by higher salaries and employee benefits and equipment expense that were partially offset by lower other noninterest expenses in the first half of 2018 as compared to the same period of 2017 due primarily to lower retirement plan costs. The increase in salaries and employee benefits was primarily due to the RPS acquisition in second quarter of 2018, the acquisition of Downeast Pension Services in the second quarter of 2017, timing of incentive compensation and wage increases from tax reform initiatives.

Income Taxes

Income tax expense for the three months ended June 30, 2018 was $8.1 million, up $1.1 million, or 15.7%, from the prior quarter and down $2.6 million, or 24.0%, from the second quarter of 2017. The effective tax rate of 22.4% for the second quarter of 2018 was up from 21.2% for the first quarter of 2018 and down from 33.3% for the second quarter of 2017. The increase in income tax expense from the prior quarter was due to a lower income tax benefit from equity-based transactions and higher level of taxable income. The decrease in income tax expense from the second quarter of 2017 was due to the lower effective tax rate from the Tax Cuts and Jobs Act partially offset by a higher level of taxable income. Excluding the tax benefit from equity-based transactions, the effective tax rate was 22.5% for both the second quarter of 2018 and the first quarter of 2018.

Income tax expense for the six months ended June 30, 2018 was $15.1 million, down $3.9 million, or 20.3%, from the same period of 2017. The effective tax rate of 21.8% for the first six months of 2018 was down from 31.3% for the same period in the prior year. The decrease in income tax expense from the prior year was due to the lower effective tax rate from the Tax Cuts and Jobs Act partially offset by a higher level of taxable income and lower tax benefit from equity-based transactions. Excluding the tax benefit from equity-based transactions, the effective tax rate was 22.5% and 33.9% for the six months ending June 30, 2018 and 2017, respectively.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $9.9 million, or 0.6%, from December 31, 2017 to June 30, 2018. The securities portfolio represents 18.6% of total assets as of June 30, 2018 as compared to 19.2% as of December 31, 2017.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	June 30, 2018	December 31, 2017
Mortgage-backed securities:
With maturities 15 years or less	28%	28%
With maturities greater than 15 years	5%	5%
Collateral mortgage obligations	44%	42%
Municipal securities	14%	14%
U.S. agency notes	8%	10%
Equity securities	1%	1%
Total	100%	100%

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

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	June 30, 2018	December 31, 2017
Commercial	$1,299,437	$1,258,212
Commercial Real Estate	1,891,119	1,769,620
Residential Real Estate	1,350,761	1,321,044
Dealer Finance	1,252,843	1,227,870
Specialty Lending	507,618	439,326
Home Equity	488,493	498,179
Other Consumer	68,792	70,522
Total loans	$6,859,063	$6,584,773

Total loans increased by $274.3 million, or 4.2%, at June 30, 2018 from December 31, 2017. Loan growth in the first six months of 2018 resulted from growth in the consumer, commercial real estate and residential real estate portfolios. Total loans represent approximately 72.5% of assets as of June 30, 2018, as compared to 72.1% as of December 31, 2017.

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

During the first quarter of 2018, the Company adjusted the class segments within the portfolios to better align risk characteristics and reflect the monitoring and assessment of risks as the portfolios continue to evolve. Agricultural Non-Real Estate and Agricultural Real Estate were consolidated with Commercial and Commercial Real Estate, respectively. Agricultural loans are a type of commercial loan with some specific underwriting guidelines; however, as of March 31, 2018, the portfolio had decreased to less than 3% of the Commercial portfolio and separation was no longer warranted. The Indirect class segment was further separated into Dealer Finance and Specialty Lending class segments. The growth in our Specialty Lending portfolio to 21% of Consumer Loans as of March 31, 2018 warranted evaluation of this class separately due to different risk characteristics from the Dealer Finance class segment. The Direct and Home Equity class segments were consolidated into Direct to reflect common management, similar underwriting and in-market focus. The change to the class segments in the allowance methodology did not have a significant impact on the allowance for loan losses.

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

Allowance For Loan Losses	Three months ended
(Dollars in thousands)	June 30, 2018		June 30, 2017
Balance, beginning of period	$70,200		$65,700
Recoveries	2,029		1,415
Charge-offs	(8,557)		(8,082)
Net charge-offs	$(6,528)		$(6,667)
Provision for loan losses	8,778		7,567
Balance, end of period	$72,450		$66,600
Composition of Net Charge-offs
Commercial and agricultural	$(724)	11%	$(917)	14%
Residential real estate	(62)	1%	(688)	10%
Consumer	(5,742)	88%	(5,062)	76%
Net charge-offs	$(6,528)	100%	$(6,667)	100%
Annualized net charge-offs to average loans	0.39%		0.42%

Allowance For Loan Losses	Six months ended
(Dollars in thousands)	June 30, 2018		June 30, 2017
Balance, beginning of period	$69,500		$65,200
Recoveries	3,907		2,930
Charge-offs	(17,231)		(16,476)
Net charge-offs	$(13,324)		$(13,546)
Provision for loan losses	16,274		14,946
Balance, end of period	$72,450		$66,600
Composition of Net Charge-offs
Commercial and agricultural	$(1,342)	10%	$(1,764)	13%
Residential real estate	(197)	1%	(1,253)	9%
Consumer	(11,785)	89%	(10,529)	78%
Net charge-offs	$(13,324)	100%	$(13,546)	100%
Annualized net charge-offs to average loans	0.40%		0.44%

Net charge-offs of $6.5 million for the three months ended June 30, 2018 were down as compared to $6.8 million for the prior quarter and $6.7 million for the second quarter of 2017. Due primarily to loan growth, provision expense was higher at $8.8 million for the three months ended June 30, 2018, as compared with $7.5 million for the prior quarter and $7.6 million for the second quarter of 2017. Annualized net charge-offs to average loans for the second quarter of 2018 was 0.39%, down from 0.42% for the prior quarter and for the second quarter of 2017.

Net charge-offs of $13.3 million for the six months ended June 30, 2018 were down as compared to $13.5 million for the same period of 2017. Provision expense was $16.3 million for the six months ended June 30, 2018, as compared with $14.9 million for the same period of 2017. Provision expense increased compared to the first six months of 2017 primarily due to loan growth. Annualized net charge-offs to average loans for the first six months of 2018 was 0.40% as compared with 0.44% for the first six months of 2017.

The allowance for loan losses totaled $72.5 million at June 30, 2018, compared to $70.2 million at March 31, 2018 and $66.6 million at June 30, 2017. The allowance for loan losses as a percentage of loans was 1.06% (1.11% excluding acquired loans) at June 30, 2018, compared to 1.06% (1.12% excluding acquired loans) at March 31, 2018 and to 1.05% (1.13% excluding acquired loans) at June 30, 2017.

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

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans
Commercial and agricultural loans and real estate	$11,024	47%	$12,485	48%
Residential real estate	5,865	24%	5,919	23%
Consumer	4,372	18%	4,324	17%
Troubled debt restructured loans	2,745	11%	2,980	12%
Total nonaccrual loans	$24,006	100%	$25,708	100%

Loans 90 days or more past due and still accruing
Residential real estate	$36	2%	$1,402	26%
Consumer	2,173	98%	4,008	74%
Total loans 90 days or more past due and still accruing	$2,209	100%	$5,410	100%

Total nonperforming loans	$26,215		$31,118
OREO	4,349		4,529
Total nonperforming assets	$30,564		$35,647
Total nonperforming loans to total loans	0.38%		0.47%
Total nonperforming assets to total assets	0.32%		0.39%
Allowance for loan losses to total nonperforming loans	276.37%		223.34%

Nonperforming loans to total loans was 0.38% at June 30, 2018, down 5 bps from 0.43% for the prior quarter and down 12 bps from 0.50% at June 30, 2017. Past due loans as a percentage of total loans were 0.50% at June 30, 2018, down from 0.53% at March 31, 2018 and 0.59% at June 30, 2017.

For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to the acquisition, or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans. As of June 30, 2018, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.11% and 306.08%, respectively. As of December 31, 2017, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.12% and 243.85%, respectively.

In addition to nonperforming loans, the Company has also identified approximately $57.3 million in potential problem loans at June 30, 2018 as compared to $57.7 million at December 31, 2017. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $7.3 billion at June 30, 2018, up $173.8 million, or 2.4%, from December 31, 2017. Total average deposits increased $213.5 million, or 3.0%, from the same period last year driven primarily by growth in interest bearing deposits of $107.4 million, or 2.2%, due to growth in NOW deposit accounts, savings and time accounts partially offset by a decrease in money market deposit accounts, combined with a $106.1 million, or 4.9%, increase in demand deposits.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $854.0 million at June 30, 2018 compared to $719.1 million at December 31, 2017. The notional value of interest rate swaps hedging cash flows related to short-term borrowings totaled $225.0 million at June 30, 2018 and $250.0 million at December 31, 2017. Long-term debt was $73.8 million at June 30, 2018 compared to $88.9 million at December 31, 2017. Junior subordinated debt was $101.2 million at June 30, 2018 and December 31, 2017.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $978.9 million represented 10.34% of total assets at June 30, 2018 compared with $958.2 million, or 10.49% as of December 31, 2017. The increase in stockholders' equity resulted primarily from net income of $54.1 million for the six months ending June 30, 2018, partially offset by dividends of $21.0 million during the period and a $14.5 million decrease in AOCI primarily due to the increase in unrealized gains on investment securities arising during the period.

The Company did not purchase shares of its common stock during the six months ended June 30, 2018. As of June 30, 2018, there were 1,000,000 shares available for repurchase under a plan authorized on October 23, 2017, which expires on December 31, 2019.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions. The Company's Board of Directors approved a 2018 third-quarter cash dividend of $0.25 per share at a meeting held on July 23, 2018. The dividend will be paid on September 14, 2018 to stockholders of record as of August 31, 2018. The Company does not have a target dividend payout ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2018 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	June 30, 2018	December 31, 2017
Tier 1 leverage ratio	9.28%	9.14%
Common equity tier 1 capital ratio	10.04%	10.06%
Tier 1 capital ratio	11.35%	11.42%
Total risk-based capital ratio	12.34%	12.42%
Cash dividends as a percentage of net income	38.75%	49.20%
Per common share:
Book value	$22.43	$22.01
Tangible book value (1)	$15.73	$15.54

(1)	Stockholders' equity less goodwill and intangible assets divided by common shares outstanding.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets (particularly prime and LIBOR-based loans) repricing downward faster than interest bearing liabilities that remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a slight decline from the flat rate scenario; however the potential impact on earnings is dependent on the ability to lag deposit repricing on NOW, savings, MMDA and CD accounts. Net interest income for the next 12 months in the +200 /-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2018 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates (in bps points)	Percent change in net interest income
+200	(1.98%)
-100	(2.98%)

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

The primary liquidity measurement the Company utilizes is called the "Basic Surplus," which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At June 30, 2018, the Company’s Basic Surplus measurement was 10.0% of total assets or approximately $0.9 billion as compared to the December 31, 2017 Basic Surplus of 12.0% or $1.1 billion and was above the Company’s minimum of 5% (calculated at $473.4 million and $456.8 million, or period end total assets as June 30, 2018 and December 31, 2017, respectively) set forth in its liquidity policies.

At June 30, 2018 and December 31, 2017, Federal Home Loan Bank ("FHLB") advances outstanding totaled approximately $787.9 million and $633.9 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $0.8 billion at June 30, 2018 and $0.9 billion at December 31, 2017. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $488.6 million and $541.2 million at June 30, 2018 and December 31, 2017, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to purchase brokered time deposits and borrow against established borrowing facilities with other banks (Federal funds), which could provide additional liquidity of $1.4 billion at June 30, 2018 and $1.3 billion at December 31, 2017. In addition, the Bank has a "Borrower-in-Custody" program with the FRB with the addition of the ability to pledge automobile loans. At June 30, 2018 and December 31, 2017, the Bank had the capacity to borrow $869.9 million and $868.0 million, respectively, from this program. The Company's internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $1.5 billion at June 30, 2018 and $1.6 billion at December 31, 2017.

This Basic Surplus approach enables the Company to manage liquidity appropriately from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considered its Basic Surplus position to be strong. However, certain events may adversely impact the Company's position in 2018. Increasing market interest rates may increase competitive pressure on deposit pricing, which, in turn, could result in a decrease in the Company's deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2018. These scenarios could lead to a decrease in the Company's Basic Surplus measure below the minimum policy level of 5%.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency ("OCC") is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At June 30, 2018, approximately $137.2 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company's disclosure controls and procedures were effective.

There were no changes made in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company’s 2017 Annual Report on Form 10-K.

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

3.2	Amended and Restated Bylaws of NBT Bancorp Inc. effective May 22, 2018 (filed as Exhibit 3.1 to Registrant’s Form 8-K, filed on May 23, 2018 and incorporated herein by reference).
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of August 2018.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer