Form 10-Q
period 2018-09-30
NBT BANCORP INC
filed 2018-11-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

As of October 31, 2018, there were 43,667,380 shares outstanding of the Registrant’s common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended September 30, 2018

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2018	2017
(In thousands, except share and per share data)
Assets
Cash and due from banks	$171,525	$156,852
Short-term interest bearing accounts	3,108	2,812
Equity securities, at fair value	24,722	-
Securities available for sale, at fair value	1,101,074	1,255,925
Securities held to maturity (fair value $645,732 and $481,871, respectively)	659,949	484,073
Trading securities	-	11,467
Federal Reserve and Federal Home Loan Bank stock	52,421	46,706
Loans held for sale	5,035	1,134
Loans	6,887,262	6,583,639
Less allowance for loan losses	72,805	69,500
Net loans	$6,814,457	$6,514,139
Premises and equipment, net	78,284	81,305
Goodwill	274,769	268,043
Intangible assets, net	16,576	13,420
Bank owned life insurance	176,240	172,388
Other assets	169,124	128,548
Total assets	$9,547,284	$9,136,812
Liabilities
Demand (noninterest bearing)	$2,373,027	$2,286,892
Savings, NOW and money market	4,199,694	4,076,978
Time	868,569	806,766
Total deposits	$7,441,290	$7,170,636
Short-term borrowings	811,709	719,123
Long-term debt	73,751	88,869
Junior subordinated debt	101,196	101,196
Other liabilities	125,183	98,811
Total liabilities	$8,553,129	$8,178,635
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2018 and December 31, 2017	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at September 30, 2018 and December 31, 2017; issued 49,651,493 at September 30, 2018 and December 31, 2017	497	497
Additional paid-in-capital	575,155	574,209
Retained earnings	603,921	543,713
Accumulated other comprehensive loss	(49,112)	(22,077)
Common stock in treasury, at cost, 5,990,174 and 6,108,684 shares at September 30, 2018 and December 31, 2017, respectively	(136,306)	(138,165)
Total stockholders’ equity	$994,155	$958,177
Total liabilities and stockholders’ equity	$9,547,284	$9,136,812

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$77,249	$68,086	$221,864	$197,399
Securities available for sale	6,659	7,278	20,588	21,505
Securities held to maturity	3,462	2,746	8,898	8,263
Other	834	737	2,381	2,010
Total interest, fee and dividend income	$88,204	$78,847	$253,731	$229,177
Interest expense
Deposits	$6,157	$3,648	$15,167	$10,658
Short-term borrowings	3,000	1,870	7,421	4,375
Long-term debt	431	589	1,359	1,794
Junior subordinated debt	1,089	810	3,030	2,308
Total interest expense	$10,677	$6,917	$26,977	$19,135
Net interest income	$77,527	$71,930	$226,754	$210,042
Provision for loan losses	6,026	7,889	22,300	22,835
Net interest income after provision for loan losses	$71,501	$64,041	$204,454	$187,207
Noninterest income
Insurance and other financial services revenue	$6,172	$5,536	$18,502	$17,927
Service charges on deposit accounts	4,503	4,261	12,721	12,399
ATM and debit card fees	5,906	5,557	16,995	16,025
Retirement plan administration fees	7,244	5,272	19,879	14,881
Trust	4,808	4,927	14,951	14,620
Bank owned life insurance	1,288	1,284	3,852	3,913
Net securities gains (losses)	412	(4)	575	(2)
Other	3,048	3,945	11,341	10,069
Total noninterest income	$33,381	$30,778	$98,816	$89,832
Noninterest expense
Salaries and employee benefits	$38,394	$33,674	$112,687	$101,410
Occupancy	5,380	5,174	17,034	16,528
Data processing and communications	4,434	4,399	13,221	12,826
Professional fees and outside services	3,580	3,107	10,408	9,748
Equipment	4,319	3,733	12,508	11,224
Office supplies and postage	1,563	1,432	4,640	4,680
FDIC expenses	1,223	1,257	3,516	3,571
Advertising	739	665	1,776	1,711
Amortization of intangible assets	1,054	993	3,064	2,999
Loan collection and other real estate owned, net	1,234	1,684	3,479	3,627
Other	4,577	4,483	13,324	13,880
Total noninterest expense	$66,497	$60,601	$195,657	$182,204
Income before income tax expense	$38,385	$34,218	$107,613	$94,835
Income tax expense	8,578	11,342	23,699	30,321
Net income	$29,807	$22,876	$83,914	$64,514
Earnings per share
Basic	$0.68	$0.52	$1.92	$1.48
Diluted	$0.68	$0.52	$1.91	$1.47

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
(In thousands)
Net income	$29,807	$22,876	$83,914	$64,514
Other comprehensive (loss) income, net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(5,798)	$1,355	$(26,605)	$4,719
Tax effect	1,449	(518)	6,651	(1,823)
Unrealized net holding (losses) gains arising during the period, net	$(4,349)	$837	$(19,954)	$2,896

Reclassification adjustment for net losses in net income, gross	$-	$4	$-	$2
Tax effect	-	(2)	-	(1)
Reclassification adjustment for net losses in net income, net	$-	$2	$-	$1

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$168	$212	$533	$675
Tax effect	(42)	(81)	(133)	(258)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$126	$131	$400	$417

Reclassification adjustment for an impairment write-down of equity security, gross	$-	$-	$-	$1,312
Tax effect	-	-	-	(501)
Reclassification adjustment for an impairment write-down of equity security, net	$-	$-	$-	$811

Total securities available for sale, net	$(4,223)	$970	$(19,554)	$4,125

Cash flow hedges:
Unrealized gains (losses) on derivatives (cash flow hedges), gross	$175	$91	$1,647	$(71)
Tax effect	(44)	(35)	(412)	27
Unrealized gains (losses) on derivatives (cash flow hedges), net	$131	$56	$1,235	$(44)

Reclassification of net unrealized (gains) on cash flow hedges to interest (income) expense, gross	$(638)	$(155)	$(1,537)	$(96)
Tax effect	159	59	384	37
Reclassification of net unrealized (gains) on cash flow hedges to interest (income) expense, net	$(479)	$(96)	$(1,153)	$(59)

Total cash flow hedges, net	$(348)	$(40)	$82	$(103)

Pension and other benefits:
Amortization of prior service cost and actuarial gains, gross	$286	$480	$876	$1,350
Tax effect	(71)	(183)	(219)	(516)
Amortization of prior service cost and actuarial gains, net	$215	$297	$657	$834

Total pension and other benefits, net	$215	$297	$657	$834

Total other comprehensive (loss) income	$(4,356)	$1,227	$(18,815)	$4,856
Comprehensive income	$25,451	$24,103	$65,099	$69,370

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2016	$497	$575,078	$501,761	$(21,520)	$(142,500)	$913,316
Net income	-	-	64,514	-	-	64,514
Cash dividends - $0.69 per share	-	-	(30,073)	-	-	(30,073)
Net issuance of 271,148 shares to employee and other stock plans	-	(4,596)	-	-	4,026	(570)
Stock-based compensation	-	3,290	(95)	-	-	3,195
Other comprehensive income	-	-	-	4,856	-	4,856
Balance at September 30, 2017	$497	$573,772	$536,107	$(16,664)	$(138,474)	$955,238

Balance at December 31, 2017	$497	$574,209	$543,713	$(22,077)	$(138,165)	$958,177
Net income	-	-	83,914	-	-	83,914
Cumulative effect adjustment for ASU 2016-01 implementation	-	-	2,618	(2,645)	-	(27)
Cumulative effect adjustment for ASU 2018-02 implementation	-	-	5,575	(5,575)	-	-
Cash dividends - $0.73 per share	-	-	(31,899)	-	-	(31,899)
Net issuance of 118,510 shares to employee and other stock plans	-	(2,511)	-	-	1,859	(652)
Stock-based compensation	-	3,457	-	-	-	3,457
Other comprehensive (loss)	-	-	-	(18,815)	-	(18,815)
Balance at September 30, 2018	$497	$575,155	$603,921	$(49,112)	$(136,306)	$994,155

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2018	2017
(In thousands)
Operating activities
Net income	$83,914	$64,514
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	22,300	22,835
Depreciation and amortization of premises and equipment	6,957	6,759
Net amortization on securities	3,108	3,628
Amortization of intangible assets	3,064	2,999
Excess tax (benefit) on stock-based compensation	(507)	(1,697)
Stock-based compensation expense	3,457	3,195
Bank owned life insurance income	(3,852)	(3,913)
Trading security purchases	-	(1,470)
Net unrealized losses on trading securities	-	(154)
Proceeds from sales of loans held for sale	73,239	87,095
Originations and purchases of loans held for sale	(76,959)	(87,246)
Net gains on sales of loans held for sale	(181)	(292)
Net security (gains) losses	(575)	2
Net losses (gains) on sales and write-down of other real estate owned	130	(189)
Impairment write-down of equity security	-	1,312
Net change in other assets and other liabilities	(14,313)	(810)
Net cash provided by operating activities	$99,782	$96,568
Investing activities
Net cash used in acquisitions	$(7,884)	$(4,000)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	213,732	205,327
Proceeds from sales	-	9,997
Purchases	(102,004)	(232,850)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	73,217	86,055
Proceeds from sales	-	764
Purchases	(249,300)	(53,212)
Equity securities:
Proceeds from sales	3,318	-
Purchases	(2)	-
Other:
Net increase in loans	(323,614)	(293,346)
Proceeds from Federal Home Loan Bank stock redemption	186,869	177,803
Purchases of Federal Reserve and Federal Home Loan Bank stock	(192,584)	(175,840)
Proceeds from settlement of bank owned life insurance	-	800
Purchases of premises and equipment, net	(4,256)	(4,177)
Proceeds from the sales of other real estate owned	2,124	6,767
Net cash (used in) investing activities	$(400,384)	$(275,912)
Financing activities
Net increase in deposits	$270,654	$257,548
Net increase in short-term borrowings	92,585	248
Proceeds from issuance of long-term debt	25,000	-
Repayments of long-term debt	(40,117)	(15,174)
Proceeds from the issuance of shares to employee and other stock plans	1,140	3,012
Cash paid by employer for tax-withholdings on stock issuance	(1,792)	(3,582)
Cash dividends	(31,899)	(30,073)
Net cash provided by financing activities	$315,571	$211,979
Net increase in cash and cash equivalents	$14,969	$32,635
Cash and cash equivalents at beginning of period	159,664	149,181
Cash and cash equivalents at end of period	$174,633	$181,816

	Nine months ended September 30,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$26,002	$19,771
Income taxes paid, net of refund	31,077	22,230
Noncash investing activities:
Loans transferred to other real estate owned	$996	$5,227
Acquisitions:
Fair value of assets acquired	$6,274	$3,096

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2018

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

2.          Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure. Refer to footnote 12, Subsequent Events, for more information.

3.          Securities

The amortized cost, estimated fair value and unrealized gains (losses) of available for sale (“AFS”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2018
Federal agency	$84,974	$-	$1,712	$83,262
State & municipal	36,841	13	387	36,467
Mortgage-backed:
Government-sponsored enterprises	479,852	207	16,171	463,888
U.S. government agency securities	29,422	204	1,106	28,520
Collateralized mortgage obligations:
Government-sponsored enterprises	461,148	222	19,860	441,510
U.S. government agency securities	49,208	115	1,896	47,427
Total AFS securities	$1,141,445	$761	$41,132	$1,101,074
December 31, 2017
Federal agency	$109,862	$-	$963	$108,899
State & municipal	42,171	62	277	41,956
Mortgage-backed:
Government-sponsored enterprises	530,392	1,406	3,345	528,453
U.S. government agency securities	26,363	334	223	26,474
Collateralized mortgage obligations:
Government-sponsored enterprises	496,033	254	10,114	486,173
U.S. government agency securities	50,721	165	1,065	49,821
Equity securities	10,623	3,672	146	14,149
Total AFS securities	$1,266,165	$5,893	$16,133	$1,255,925

The amortized cost, estimated fair value and unrealized gains (losses) of held to maturity (“HTM”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2018
Federal agency	$9,995	$-	$46	$9,949
Mortgage-backed:
Government-sponsored enterprises	87,743	-	4,075	83,668
U.S. government agency securities	15,241	36	69	15,208
Collateralized mortgage obligations:
Government-sponsored enterprises	268,044	31	7,080	260,995
U.S. government agency securities	29,401	4	67	29,338
State & municipal	249,525	90	3,041	246,574
Total HTM securities	$659,949	$161	$14,378	$645,732
December 31, 2017
Mortgage-backed:
Government-sponsored enterprises	$96,357	$85	$810	$95,632
U.S. government agency securities	418	57	-	475
Collateralized mortgage obligations:
Government-sponsored enterprises	186,327	224	2,577	183,974
State & municipal	200,971	1,439	620	201,790
Total HTM securities	$484,073	$1,805	$4,007	$481,871

AFS and HTM securities with amortized costs totaling $1.6 billion at September 30, 2018 and $1.5 billion at December 31, 2017 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at September 30, 2018 and December 31, 2017, AFS and HTM securities with an amortized cost of $196.4 million and $256.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to investment securities with unrealized losses segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of September 30, 2018
AFS securities:
Federal agency	$39,069	$(916)	4	$44,193	$(796)	4	$83,262	$(1,712)	8
State & municipal	12,347	(115)	22	16,165	(272)	25	28,512	(387)	47
Mortgage-backed	297,802	(9,061)	72	178,186	(8,215)	48	475,988	(17,276)	120
Collateralized mortgage obligations	83,566	(1,816)	16	384,459	(19,941)	70	468,025	(21,757)	86
Total securities with unrealized losses	$432,784	$(11,908)	114	$623,003	$(29,224)	147	$1,055,787	$(41,132)	261

HTM securities:
Federal agency	$9,949	$(46)	2	$-	$-	-	$9,949	$(46)	2
Mortgage-backed	55,712	(1,678)	5	42,778	(2,466)	4	98,490	(4,144)	9
Collateralized mortgage obligations	153,768	(2,195)	22	97,515	(4,952)	16	251,283	(7,147)	38
State & municipal	84,258	(1,276)	134	27,384	(1,765)	41	111,642	(3,041)	175
Total securities with unrealized losses	$303,687	$(5,195)	163	$167,677	$(9,183)	61	$471,364	$(14,378)	224

As of December 31, 2017
AFS securities:
Federal agency	$64,653	$(242)	5	$44,246	$(721)	4	$108,899	$(963)	9
State & municipal	23,566	(200)	39	5,994	(77)	8	29,560	(277)	47
Mortgage-backed	317,630	(2,381)	55	58,316	(1,187)	24	375,946	(3,568)	79
Collateralized mortgage obligations	227,917	(2,658)	35	275,303	(8,521)	42	503,220	(11,179)	77
Equity securities	-	-	-	2,959	(146)	1	2,959	(146)	1
Total securities with unrealized losses	$633,766	$(5,481)	134	$386,818	$(10,652)	79	$1,020,584	$(16,133)	213

HTM securities:
Mortgage-backed	$15,477	$(140)	2	$33,703	$(670)	2	$49,180	$(810)	4
Collateralized mortgage obligations	118,476	(1,064)	17	37,614	(1,513)	6	156,090	(2,577)	23
State & municipal	22,387	(132)	40	15,720	(488)	24	38,107	(620)	64
Total securities with unrealized losses	$156,340	$(1,336)	59	$87,037	$(2,671)	32	$243,377	$(4,007)	91

Declines in the fair value of HTM securities below their amortized cost, less any current period credit loss, that are deemed to be other-than-temporary are reflected in earnings as realized losses or in other comprehensive income (“OCI”). This classification is dependent upon whether the Company intends to sell the security, or whether it is more likely than not, that the Company will be required to sell the security before recovery. The other-than-temporary impairment (“OTTI”) shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors. The amount of the total OTTI related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in OCI, net of applicable taxes.

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

As of September 30, 2018 and December 31, 2017, management believes the impairments detailed in the table above are temporary. There were no OTTI losses realized in the Company’s unaudited interim consolidated statements of income for the three and nine months ended September 30, 2018 or in the three months ended September 30, 2017. For the nine months ended September 30, 2017, a $1.3 million impairment loss on an equity investment was realized in the Company’s unaudited interim consolidated statements of income.

There were no sales of HTM securities in the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company sold HTM securities with an amortized cost of $0.8 million and an unrealized loss of $2 thousand. Due to significant deterioration in the creditworthiness of the issuers of the HTM securities, the circumstances caused the Company to change its intent to hold the HTM securities sold to maturity, which did not affect the Company’s intent to hold the remainder of the HTM portfolio to maturity.

The following tables set forth information with regard to gains and losses on equity securities at September 30, 2018:

(In thousands)	Three months ended September 30, 2018	Nine months ended September 30, 2018
Net gains and losses recognized on equity securities	$412	$575
Less: Net gains and losses recognized during the period on equity securities sold during the period	511	555
Unrealized gains and losses recognized on equity securities still held	$(99)	$20

As of September 30, 2018, the carrying value of equity securities without readily determinable fair values was $4.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of September 30, 2018. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and nine months ended September 30, 2018.

The following tables set forth information with regard to contractual maturities of debt securities at September 30, 2018:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$46,641	$46,521
From one to five years	86,348	84,188
From five to ten years	176,260	171,240
After ten years	832,196	799,125
Total AFS debt securities	$1,141,445	$1,101,074
HTM debt securities:
Within one year	$89,011	$89,011
From one to five years	53,217	53,177
From five to ten years	215,931	209,974
After ten years	301,790	293,570
Total HTM debt securities	$659,949	$645,732

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2018 and December 31, 2017.

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

During the first quarter of 2018, the Company made adjustments to the class segments within the portfolios to better align risk characteristics and reflect the monitoring and assessment of risks as the portfolios continue to evolve. Agricultural and Agricultural Real Estate were consolidated with Commercial and Industrial and Commercial Real Estate, respectively. Agricultural loans are a type of Commercial loan with some specific underwriting guidelines; however, as of March 31, 2018, the portfolio had decreased to less than 3% of the Commercial portfolio and separation was no longer warranted. The Indirect class segment was further separated into Dealer Finance and Specialty Lending class segments. The growth in our Specialty Lending portfolio to 21% of Consumer Loans as of March 31, 2018 warranted evaluation of this class separately due to different risk characteristics from Dealer Finance class segments. The Direct and Home Equity class segments were consolidated into Direct to reflect common management, similar underwriting and in-market focus. The change to the class segments in the allowance methodology did not have a significant impact on the allowance for loan losses. The following table illustrates the portfolio and class segments for the loan portfolio in 2018 compared to 2017:

Portfolio	Class - 2018	Class - 2017
Commercial Loans	Commercial and Industrial	Commercial
	Commercial Real Estate	Commercial Real Estate
	Business Banking	Agricultural
Agricultural Real Estate
Business Banking
Consumer Loans	Dealer Finance	Indirect
	Specialty Lending	Home Equity
	Direct	Direct
Residential Real Estate

Commercial Loans

The Company offers a variety of Commercial loan products including Commercial and Industrial, Commercial Real Estate and Business Banking loans. The Company’s underwriting analysis for Commercial loans typically includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows.

Commercial and Industrial (“C&I”) – The Company offers a variety of loan options to meet the specific needs of our C&I customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchases and finance seasonal crop expenses. Generally, a collateral lien is placed on equipment or other assets owned by the borrower. These loans typically carry a higher risk than Commercial Real Estate loans due to the nature of the underlying collateral, which can be business assets such as equipment, accounts receivable and perishable agricultural products, which are generally less liquid than real estate and exposed to industry price volatility. To reduce these risks, management also attempts to obtain personal guarantees of the owners or obtain government loan guarantees to provide further support. In 2018, the Commercial and Agricultural class segments were combined to create the C&I class segment.

Commercial Real Estate (“CRE”) – The Company offers CRE loans to finance real estate purchases, refinancings, expansions and improvements to commercial and agricultural properties. CRE loans are made to finance the purchases and improvements of real property, which generally consists of real estate with completed structures. These CRE loans are secured by liens on the real estate, which may include both owner occupied and non-owner-occupied properties, such as apartments, commercial structures, health care facilities and other facilities. These loans are typically less risky than C&I loans, since they are secured by real estate. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property and no more than 75% of the appraised value of the agricultural property. Government loan guarantees may be obtained to provide further support for agricultural property. In 2018, the Commercial Real Estate and Agricultural Real Estate class segments were combined to create the CRE segment.

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

Dealer Finance – The Company maintains relationships with many dealers primarily in the communities that we serve. Through these relationships, the Company primarily finances the purchases of automobiles and recreational vehicles (such as campers, boats, etc.) indirectly through dealer relationships. Approximately 95% of the Dealer Finance relationships represent automobile financing. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of Dealer Finance Consumer loans are underwritten on a secured basis using the underlying collateral being financed. In 2018, the Indirect class segment was further separated into Dealer Finance and Specialty Lending class segments (see above and below).

Specialty Lending – The Company offers unsecured Consumer loans across a national footprint originated through our relationships with national technology-driven consumer lending companies to finance such things as dental and medical procedures, K-12 tuition, solar energy installations and other consumer purpose loans. Advances of credit through this specialty lending business line are subject to the Company’s underwriting standards including criteria such as FICO score and debt to income thresholds. In 2018, the Indirect class segment has been further separated into Dealer Finance (see above) and Specialty Lending class segments.

Direct – The Company offers a variety of consumer installment loans to finance vehicle purchases, mobile home purchases and personal expenditures. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, home equity lines of credit and second mortgage loans (loans secured by a lien position on one-to-four family residential real estate) to finance home improvements, debt consolidation, education and other uses. Most of the consumer installment loans carry a fixed rate of interest with principal repayment terms typically ranging from one to ten years, based upon the nature of the collateral and the size of the loan. For home equity loans, consumers are able to borrow up to 85% of the equity in their homes. These loans carry a higher risk than first mortgage residential loans as they are often in a second position with respect to collateral. Consumer installment loans are often secured with collateral consisting of a perfected lien on the asset being purchased or a perfected lien on a consumer’s deposit account. A minimal amount of consumer installment loans are unsecured, which carry a higher risk of loss. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower’s financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. In 2018, the Home Equity segment was consolidated into the Direct class segment.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of June 30, 2018	$31,059	$36,479	$4,912	$72,450
Charge-offs	(823)	(6,818)	(123)	(7,764)
Recoveries	410	1,602	81	2,093
Provision	1,086	6,044	(1,104)	6,026
Ending Balance as of September 30, 2018	$31,732	$37,307	$3,766	$72,805

Balance as of June 30, 2017	$24,428	$35,523	$6,649	$66,600
Charge-offs	(574)	(6,979)	(421)	(7,974)
Recoveries	266	1,446	123	1,835
Provision	1,434	6,197	258	7,889
Ending Balance as of September 30, 2017	$25,554	$36,187	$6,609	$68,350

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of December 31, 2017	$27,606	$36,830	$5,064	$69,500
Charge-offs	(2,535)	(21,947)	(513)	(24,995)
Recoveries	780	4,946	274	6,000
Provision	5,881	17,478	(1,059)	22,300
Ending Balance as of September 30, 2018	$31,732	$37,307	$3,766	$72,805

Balance as of December 31, 2016	$25,444	$33,375	$6,381	$65,200
Charge-offs	(2,991)	(19,742)	(1,717)	(24,450)
Recoveries	919	3,680	166	4,765
Provision	2,182	18,874	1,779	22,835
Ending Balance as of September 30, 2017	$25,554	$36,187	$6,609	$68,350

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses is established based on our estimate of incurred losses at the balance sheet date. There was no allowance for loan losses for the acquired loan portfolio as of September 30, 2018 and December 31, 2017. There were no charge-offs of acquired loans for the three months ended September 30, 2018 and 2017, and approximately $0.1 million and $0.7 million during the nine months ended September 30, 2018 and 2017 of net charge-offs of acquired loans, respectively, which are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
As of September 30, 2018
Allowance for loan losses	$31,732	$37,307	$3,766	$72,805
Allowance for loans individually evaluated for impairment	25	-	-	25
Allowance for loans collectively evaluated for impairment	$31,707	$37,307	$3,766	$72,780
Ending balance of loans	$3,212,577	$2,301,198	$1,373,487	$6,887,262
Ending balance of originated loans individually evaluated for impairment	5,077	7,760	6,445	19,282
Ending balance of acquired loans collectively evaluated for impairment	153,808	33,994	153,073	340,875
Ending balance of originated loans collectively evaluated for impairment	$3,053,692	$2,259,444	$1,213,969	$6,527,105

As of December 31, 2017
Allowance for loan losses	$27,606	$36,830	$5,064	$69,500
Allowance for loans individually evaluated for impairment	57	-	-	57
Allowance for loans collectively evaluated for impairment	$27,549	$36,830	$5,064	$69,443
Ending balance of loans	$3,028,269	$2,234,349	$1,321,021	$6,583,639
Ending balance of originated loans individually evaluated for impairment	5,876	8,432	6,830	21,138
Ending balance of acquired loans collectively evaluated for impairment	187,313	43,906	170,472	401,691
Ending balance of originated loans collectively evaluated for impairment	$2,835,080	$2,182,011	$1,143,719	$6,160,810

Credit Quality of Loans

For all loan classes within the Company’s loan portfolio, loans are placed on nonaccrual status when timely collection of principal and/or interest in accordance with contractual terms is in doubt. Loans are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.

If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected. For all loan classes within the Company’s loan portfolio, nonaccrual loans are returned to accrual status when they become current as to principal and interest and demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest. For loans in all portfolios, the principal amount is charged off in full or in part as soon as management determines, based on available facts, that the collection of principal in full or in part is improbable. For Commercial loans, management considers specific facts and circumstances relative to individual credits in making such a determination. For Consumer and Residential Real Estate loans, management uses specific guidance and thresholds from the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy.

The following tables set forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of September 30, 2018
Originated
Commercial Loans:
C&I	$209	$41	$-	$250	$908	$857,782	$858,940
CRE	1,133	-	-	1,133	3,637	1,708,369	1,713,139
Business Banking	1,318	98	-	1,416	5,754	479,520	486,690
Total Commercial Loans	$2,660	$139	$-	$2,799	$10,299	$3,045,671	$3,058,769
Consumer Loans:
Dealer Finance	$14,364	$2,039	$1,252	$17,655	$2,062	$1,209,880	$1,229,597
Specialty Lending	3,037	2,155	1,544	6,736	-	514,660	521,396
Direct	3,313	949	434	4,696	2,541	508,974	516,211
Total Consumer Loans	$20,714	$5,143	$3,230	$29,087	$4,603	$2,233,514	$2,267,204
Residential Real Estate	$1,366	$219	$1,231	$2,816	$6,106	$1,211,492	$1,220,414
Total Originated Loans	$24,740	$5,501	$4,461	$34,702	$21,008	$6,490,677	$6,546,387

Acquired
Commercial Loans:
C&I	$-	$-	$-	$-	$-	$30,871	$30,871
CRE	-	-	-	-	2	87,827	87,829
Business Banking	425	-	240	665	611	33,832	35,108
Total Commercial Loans	$425	$-	$240	$665	$613	$152,530	$153,808
Consumer Loans:
Dealer Finance	$4	$-	$-	$4	$-	$99	$103
Direct	223	14	-	237	275	33,379	33,891
Total Consumer Loans	$227	$14	$-	$241	$275	$33,478	$33,994
Residential Real Estate	$839	$39	$33	$911	$1,405	$150,757	$153,073
Total Acquired Loans	$1,491	$53	$273	$1,817	$2,293	$336,765	$340,875

Total Loans	$26,231	$5,554	$4,734	$36,519	$23,301	$6,827,442	$6,887,262

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2017
Originated
Commercial Loans:
Commercial	$-	$-	$-	$-	$202	$753,577	$753,779
Commercial Real Estate	161	138	-	299	3,178	1,533,065	1,536,542
Agricultural	117	-	-	117	1,043	34,386	35,546
Agricultural Real Estate	493	-	-	493	2,736	30,905	34,134
Business Banking	1,907	597	-	2,504	5,304	473,147	480,955
Total Commercial Loans	$2,678	$735	$-	$3,413	$12,463	$2,825,080	$2,840,956
Consumer Loans:
Indirect	$18,747	$4,033	$3,492	$26,272	$2,115	$1,642,204	$1,670,591
Home Equity	2,887	854	341	4,082	2,736	448,081	454,899
Direct	341	108	70	519	35	64,399	64,953
Total Consumer Loans	$21,975	$4,995	$3,903	$30,873	$4,886	$2,154,684	$2,190,443
Residential Real Estate	$3,730	$667	$1,262	$5,659	$5,987	$1,138,903	$1,150,549
Total Originated Loans	$28,383	$6,397	$5,165	$39,945	$23,336	$6,118,667	$6,181,948

Acquired
Commercial Loans:
Commercial	$-	$-	$-	$-	$-	$39,575	$39,575
Commercial Real Estate	-	-	-	-	2	106,632	106,634
Business Banking	354	-	-	354	669	40,081	41,104
Total Commercial Loans	$354	$-	$-	$354	$671	$186,288	$187,313
Consumer Loans:
Indirect	$38	$-	$1	$39	$22	$1,157	$1,218
Home Equity	254	34	103	391	225	39,256	39,872
Direct	6	1	1	8	23	2,785	2,816
Total Consumer Loans	$298	$35	$105	$438	$270	$43,198	$43,906
Residential Real Estate	$627	$226	$140	$993	$1,431	$168,048	$170,472
Total Acquired Loans	$1,279	$261	$245	$1,785	$2,372	$397,534	$401,691

Total Loans	$29,662	$6,658	$5,410	$41,730	$25,708	$6,516,201	$6,583,639

There were no material commitments to extend further credit to borrowers with nonperforming loans as of September 30, 2018 and December 31, 2017.

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

The following table provides information on loans specifically evaluated for impairment:

	September 30, 2018			December 31, 2017
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
C&I	$404	$676		$-	$-
CRE	3,629	5,616		-	-
Commercial	-	-		-	251
Commercial Real Estate	-	-		2,211	3,979
Agricultural	-	-		452	465
Agricultural Real Estate	-	-		2,250	2,423
Business Banking	1,019	2,099		860	1,730
Total Commercial Loans	$5,052	$8,391		$5,773	$8,848
Consumer Loans:
Dealer Finance	$160	$254		$-	$-
Direct	7,600	9,600		-	-
Indirect	-	-		131	143
Home Equity	-	-		8,027	9,966
Direct	-	-		274	274
Total Consumer Loans	$7,760	$9,854		$8,432	$10,383
Residential Real Estate	$6,445	$8,721		$6,830	$8,780
Total	$19,257	$26,966		$21,035	$28,011

With an allowance recorded:
Commercial Loans:
C&I	$25	$25	$25	$-	$-	$-
Commercial Real Estate	-	-	-	76	82	30
Agricultural	-	-	-	27	27	27
Total Commercial Loans	$25	$25	$25	$103	$109	$57

Total Loans	$19,282	$26,991	$25	$21,138	$28,120	$57

There were no acquired impaired loans specifically evaluated for impairment as of September 30, 2018 or December 31, 2017.

The following tables summarize the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	For the three months ended
	September 30, 2018		September 30, 2017
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$433	$-	$-	$-
CRE	3,645	32	-	-
Commercial	-	-	1,000	-
Commercial Real Estate	-	-	2,415	48
Agricultural	-	-	115	-
Agricultural Real Estate	-	-	1,505	11
Business Banking	1,024	4	955	2
Total Commercial Loans	$5,102	$36	$5,990	$61
Consumer Loans:
Dealer Finance	$177	$4	$-	$-
Direct	7,730	102	-	-
Indirect	-	-	35	1
Home Equity	-	-	8,159	111
Direct	-	-	119	2
Total Consumer Loans	$7,907	$106	$8,313	$114
Residential Real Estate	$6,519	$68	$6,633	$82
Total Originated Loans	$19,528	$210	$20,936	$257

Total Loans	$19,528	$210	$20,936	$257

	For the nine months ended
	September 30, 2018		September 30, 2017
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$449	$1	$-	$-
CRE	3,999	96	-	-
Commercial	-	-	2,393	-
Commercial Real Estate	-	-	3,906	93
Agricultural	-	-	147	1
Agricultural Real Estate	-	-	1,545	32
Business Banking	998	12	837	7
Total Commercial Loans	$5,446	$109	$8,828	$133
Consumer Loans:
Dealer Finance	$187	$8	$-	$-
Direct	7,953	317	-	-
Indirect	-	-	22	2
Home Equity	-	-	8,274	331
Direct	-	-	119	2
Total Consumer Loans	$8,140	$325	$8,415	$335
Residential Real Estate	$6,719	$212	$6,425	$211
Total Originated Loans	$20,305	$646	$23,668	$679

Acquired
Commercial Loans:
Commercial Real Estate	$-	$-	$121	$-
Total Commercial Loans	$-	$-	$121	$-
Total Acquired Loans	$-	$-	$121	$-

Total Loans	$20,305	$646	$23,789	$679

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

Commercial Grading System

For C&I and CRE loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available. This would include comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment and management. C&I and CRE loans are graded Doubtful, Substandard, Special Mention and Pass.

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

Consumer and Residential Real Estate Grading System

Consumer and Residential Real Estate loans are graded as either Nonperforming or Performing.

●	Nonperforming

Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.

●	Performing

All loans not meeting any of these criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class:

(In thousands)	As of September 30, 2018
Originated
Commercial Credit Exposure By Internally Assigned Grade:		C&I	CRE	Total
Pass		$805,333	$1,660,900	$2,466,233
Special Mention		33,557	16,762	50,319
Substandard		20,050	35,477	55,527
Total		$858,940	$1,713,139	$2,572,079

Business Banking Credit Exposure By Internally Assigned Grade:			Business Banking	Total
Non-classified			$474,252	$474,252
Classified			12,438	12,438
Total			$486,690	$486,690

Consumer Credit Exposure By Payment Activity:	Dealer Finance	Specialty Lending	Direct	Total
Performing	$1,226,283	$519,852	$513,236	$2,259,371
Nonperforming	3,314	1,544	2,975	7,833
Total	$1,229,597	$521,396	$516,211	$2,267,204

Residential Real Estate Credit Exposure By Payment Activity:			Residential Real Estate	Total
Performing			$1,213,077	$1,213,077
Nonperforming			7,337	7,337
Total			$1,220,414	$1,220,414

Acquired
Commercial Credit Exposure By Internally Assigned Grade:	C&I	CRE	Total
Pass	$27,046	$87,091	$114,137
Special Mention	3,825	93	3,918
Substandard	-	645	645
Total	$30,871	$87,829	$118,700

Business Banking Credit Exposure By Internally Assigned Grade:		Business Banking	Total
Non-classified		$32,098	$32,098
Classified		3,010	3,010
Total		$35,108	$35,108

Consumer Credit Exposure By Payment Activity:	Dealer Finance	Direct	Total
Performing	$103	$33,616	$33,719
Nonperforming	-	275	275
Total	$103	$33,891	$33,994

Residential Real Estate Credit Exposure By Payment Activity:		Residential Real Estate	Total
Performing		$151,635	$151,635
Nonperforming		1,438	1,438
Total		$153,073	$153,073

(In thousands)	As of December 31, 2017
Originated
Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
Pass	$708,567	$1,481,926	$31,142	$23,381	$2,245,016
Special Mention	30,337	28,264	2,294	2,441	63,336
Substandard	14,875	26,352	2,110	8,312	51,649
Total	$753,779	$1,536,542	$35,546	$34,134	$2,360,001

Business Banking Credit Exposure By Internally Assigned Grade:				Business Banking	Total
Non-classified				$468,898	$468,898
Classified				12,057	12,057
Total				$480,955	$480,955

Consumer Credit Exposure By Payment Activity:		Indirect	Home Equity	Direct	Total
Performing		$1,664,984	$451,822	$64,848	$2,181,654
Nonperforming		5,607	3,077	105	8,789
Total		$1,670,591	$454,899	$64,953	$2,190,443

Residential Real Estate Credit Exposure By Payment Activity:				Residential Real Estate	Total
Performing				$1,143,300	$1,143,300
Nonperforming				7,249	7,249
Total				$1,150,549	$1,150,549

Acquired
Commercial Credit Exposure By Internally Assigned Grade:		Commercial	Commercial Real Estate	Total
Pass		$37,825	$103,248	$141,073
Special Mention		425	498	923
Substandard		1,325	2,888	4,213
Total		$39,575	$106,634	$146,209

Business Banking Credit Exposure By Internally Assigned Grade:			Business Banking	Total
Non-classified			$38,236	$38,236
Classified			2,868	2,868
Total			$41,104	$41,104

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$1,195	$39,544	$2,792	$43,531
Nonperforming	23	328	24	375
Total	$1,218	$39,872	$2,816	$43,906

Residential Real Estate Credit Exposure By Payment Activity:			Residential Real Estate	Total
Performing			$168,901	$168,901
Nonperforming			1,571	1,571
Total			$170,472	$170,472

Troubled Debt Restructured Loans

When the Company modifies a loan in a troubled debt restructuring, such modifications include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate or change in scheduled payment amount. Residential Real Estate and Consumer TDRs occurring during 2018 and 2017 were due to the reduction in the interest rate or extension of the term. Commercial TDRs during 2018 and 2017 were both a reduction of the interest rate and change in terms.

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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three months ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer Loans:
Dealer Finance	8	$90	$89
Total Consumer Loans	8	$90	$89
Total Troubled Debt Restructurings	8	$90	$89

	Three months ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer Loans:
Indirect	1	$7	$7
Home Equity	4	189	222
Total Consumer Loans	5	$196	$229
Residential Real Estate	1	$518	$518
Total Troubled Debt Restructurings	6	$714	$747

	Nine months ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
Business Banking	3	$369	$371
Total Commercial Loans	3	$369	$371
Consumer Loans:
Dealer Finance	15	$185	$183
Direct	2	41	41
Total Consumer Loans	17	$226	$224
Residential Real Estate	5	$323	$323
Total Troubled Debt Restructurings	25	$918	$918

	Nine months ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
Commercial	1	$3,300	$3,239
Business Banking	1	337	333
Total Commercial Loans	2	$3,637	$3,572
Consumer Loans:
Indirect	4	$39	$37
Home Equity	8	373	414
Direct	1	120	120
Total Consumer Loans	13	$532	$571
Residential Real Estate	8	$1,066	$1,068
Total Troubled Debt Restructurings	23	$5,235	$5,211

The following tables illustrate the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three months ended September 30, 2018		Three months ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Consumer Loans:
Indirect	-	$-	1	$13
Home Equity	-	-	12	622
Direct	17	816	-	-
Total Consumer Loans	17	$816	13	$635
Residential Real Estate	5	$398	6	$546
Total Troubled Debt Restructurings	22	$1,214	19	$1,181

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Loans:
Commercial	-	$-	1	$145
Business Banking	2	258	1	329
Total Commercial Loans	2	$258	2	$474
Consumer Loans:
Indirect	-	$-	2	$19
Home Equity	-	-	30	1,381
Direct	35	1,740	-	-
Total Consumer Loans	35	$1,740	32	$1,400
Residential Real Estate	17	$1,239	12	$817
Total Troubled Debt Restructurings	54	$3,237	46	$2,691

5.          Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at September 30, 2018. Benefits paid from the plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds.

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

The Company made no voluntary contributions to the pension and other benefits plans during the three and nine months ended September 30, 2018 and 2017.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
(In thousands)	2018	2017	2018	2017
Components of net periodic (benefit) cost
Service cost	$415	$329	$3	$3
Interest cost	912	1,043	82	88
Expected return on plan assets	(2,119)	(1,976)	-	-
Net amortization	242	454	44	26
Total net periodic (benefit) cost	$(550)	$(150)	$129	$117

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Components of net periodic (benefit) cost
Service cost	$1,256	$1,133	$8	$9
Interest cost	2,752	3,127	245	259
Expected return on plan assets	(6,364)	(5,946)	-	-
Net amortization	745	1,284	131	66
Total net periodic (benefit) cost	$(1,611)	$(402)	$384	$334

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:
	Three months ended September 30,
(In thousands, except per share data)	2018	2017
Basic EPS:
Weighted average common shares outstanding	43,714	43,595
Net income available to common stockholders	$29,807	$22,876
Basic EPS	$0.68	$0.52

Diluted EPS:
Weighted average common shares outstanding	43,714	43,595
Dilutive effect of common stock options and restricted stock	337	320
Weighted average common shares and common share equivalents	44,051	43,915
Net income available to common stockholders	$29,807	$22,876
Diluted EPS	$0.68	$0.52

	Nine months ended September 30,
(In thousands, except per share data)	2018	2017
Basic EPS:
Weighted average common shares outstanding	43,692	43,563
Net income available to common stockholders	$83,914	$64,514
Basic EPS	$1.92	$1.48

Diluted EPS:
Weighted average common shares outstanding	43,692	43,563
Dilutive effect of common stock options and restricted stock	317	329
Weighted average common shares and common share equivalents	44,009	43,892
Net income available to common stockholders	$83,914	$64,514
Diluted EPS	$1.91	$1.47

There were 1,500 and 3,250 stock options for the quarters ended September 30, 2018 and September 30, 2017, respectively that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,500 and 3,014 stock options for the nine months ended September 30, 2018 and September 30, 2017, respectively, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

7.          Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss) (“AOCI”):

Detail About AOCI Components	Amount Reclassified From AOCI		Affected Line Item in the Consolidated Statement of Comprehensive Income (Loss)
	Three months ended
(In thousands)	September 30, 2018	September 30, 2017
AFS securities:
Losses on AFS securities	$-	$4	Net securities losses
Amortization of unrealized gains related to securities transfer	168	212	Interest income
Tax effect	$(42)	$(83)	Income tax (expense) benefit
Net of tax	$126	$133

Cash flow hedges:
Net unrealized (gains) on cash flow hedges reclassified to interest (income)	$(638)	$(155)	Interest income
Tax effect	$159	$59	Income tax (expense) benefit
Net of tax	$(479)	$(96)

Pension and other benefits:
Amortization of net losses	$263	$481	Other noninterest expense
Amortization of prior service costs	23	(1)	Other noninterest expense
Tax effect	$(71)	$(183)	Income tax (expense) benefit
Net of tax	$215	$297

Total reclassifications during the period, net of tax	$(138)	$334

Detail About AOCI Components	Amount Reclassified From AOCI		Affected Line item in the Consolidated Statement of Comprehensive Income (Loss)
	Nine months ended
(In thousands)	September 30, 2018	September 30, 2017
AFS securities:
Losses on AFS securities	$-	$2	Net securities losses
Amortization of unrealized gains related to securities transfer	533	675	Interest income
Impairment write-down of equity security	-	1,312	Other noninterest income
Tax effect	$(133)	$(760)	Income tax (expense) benefit
Net of tax	$400	$1,229

Cash flow hedges:
Net unrealized (gains) on cash flow hedges reclassified to interest (income)	$(1,537)	$(96)	Interest income
Tax effect	$384	$37	Income tax (expense) benefit
Net of tax	$(1,153)	$(59)

Pension and other benefits:
Amortization of net losses	$809	$1,351	Other noninterest expense
Amortization of prior service costs	67	(1)	Other noninterest expense
Tax effect	$(219)	$(516)	Income tax (expense) benefit
Net of tax	$657	$834

Total reclassifications during the period, net of tax	$(96)	$2,004

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

For the three and nine months ended September 30, 2018, the Company made no transfers of assets from Level 1 to Level 2. For the three months ended September 30, 2018, the Company made no transfers of assets from Level 2 to Level 1. For the nine months ended September 30, 2018, the Company made a $4.0 million transfer from Level 2 to Level 1. For the year ended December 31, 2017, the Company made no transfer of assets between the levels of the fair value hierarchy.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	September 30, 2018
Assets:
AFS securities
Federal Agency	$-	$83,262	$-	$83,262
State & municipal	-	36,467	-	36,467
Mortgage-backed	-	492,408	-	492,408
Collateralized mortgage obligations	-	488,937	-	488,937
Total AFS securities	$-	$1,101,074	$-	$1,101,074
Equity securities	20,722	4,000	-	24,722
Derivatives	-	23,682	-	23,682
Total	$20,722	$1,128,756	$-	$1,149,478

Liabilities:
Derivatives	$-	$20,054	$-	$20,054
Total	$-	$20,054	$-	$20,054

(In thousands)	Level 1	Level 2	Level 3	December 31, 2017
Assets:
AFS securities
Federal Agency	$-	$108,899	$-	$108,899
State & municipal	-	41,956	-	41,956
Mortgage-backed	-	554,927	-	554,927
Collateralized mortgage obligations	-	535,994	-	535,994
Other securities	5,845	8,304	-	14,149
Total AFS securities	$5,845	$1,250,080	$-	$1,255,925
Trading securities	11,467	-	-	11,467
Derivatives	-	3,732	-	3,732
Total	$17,312	$1,253,812	$-	$1,271,124

Liabilities:
Derivatives	$-	$324	$-	$324
Total	$-	$324	$-	$324

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The only non-recurring fair value measurements recorded during the three and nine month periods ended September 30, 2018 and the year ended December 31, 2017 were related to impaired loans, write-down of other real estate owned and impairments of goodwill and intangible assets. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

As of September 30, 2018 and December 31, 2017, the Company had collateral dependent loans with a carrying value of $25 thousand and $0.1 million, respectively, which had specific reserves including in the allowance for loan losses of $25 thousand and $0.1 million, respectively.

Interest Rate Swaps

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the unaudited interim consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the unaudited interim consolidated statement of income. At September 30, 2018 the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $630.2 million and the fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $20.0 million. At December 31, 2017, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $481.2 million and the fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $0.2 million.

The Company has entered into interest rate swaps to modify the interest rate characteristics of certain short-term FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges. The notional amount of these interest rate derivative agreements total $225.0 million at September 30, 2018 and $250.0 million at December 31, 2017. Fair values included in other assets on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $3.6 million at September 30, 2018 and $3.5 million at December 31, 2017.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s short-term rate borrowings. The change in net unrealized gains (losses) on cash flow hedges reflects a reclassification of $0.6 million of net unrealized gains and $0.2 million of net unrealized (losses) for AOCI to interest expense during the three months ended September 30, 2018 and 2017, respectively. The change in net unrealized gains (losses) on cash flow hedges reflects a reclassification of $1.5 million and $0.1 million of net unrealized gains from AOCI to interest expense during the nine months ended September 30, 2018 and 2017, respectively. During the next twelve months, the Company estimates that an additional $3.0 million will be reclassified from AOCI as a reduction to interest expense.

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

		September 30, 2018		December 31, 2017
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$659,949	$645,732	$484,073	$481,871
Net loans	3	6,819,492	6,762,901	6,515,273	6,651,931
Financial liabilities:
Time deposits	2	$868,569	$860,791	$806,766	$801,294
Long-term debt	2	73,751	72,152	88,869	88,346
Junior subordinated debt	2	101,196	102,979	101,196	104,593

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

Net Loans

The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made for the same remaining maturities, in accordance with the exit price notion as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”). Loans were first segregated by type and then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments and as a result of the adoption of Accounting Standard Update 2016-01, which also included credit risk, illiquidity risk and other market factors to calculate the exit price fair value in accordance with ASC 820. Upon adoption, Accounting Standard Update (“ASU”) 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), did not materially change the estimated fair value of loans.

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

9.          Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain Commercial loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amounts of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Commitments to extend credit and unused lines of credit totaled $1.7 billion at September 30, 2018 and $1.6 billion at December 31, 2017.

Since many loan commitments, standby letters of credit, guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantee that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $39.5 million at September 30, 2018 and $41.1 million at December 31, 2017. As of September 30, 2018 and December 31, 2017, the fair value of standby letters of credit was not significant.

10.	Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted FASB ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606) (“ASC 606” and “ASU 2014-09”), and all subsequent ASUs that modified ASC 606. The implementation of ASC 606 did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities and certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives and certain credit card fees are also not in scope. ASC 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees and annuity and insurance commissions; however, the recognition of these revenue streams did not change significantly upon adoption of ASC 606.

Insurance and Other Financial Services Revenue

Insurance and other financial services revenue primarily consists of commissions received on insurance and brokered investment product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company does not earn a significant amount of trailing commission fees on insurance or brokered investment product sales. The majority of the trailing commission fees are calculated based on a percentage of market value of a period end and revenue is recognized when an investment product’s market value can be determined.

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

Other

Other noninterest income consists of other recurring revenue streams such as account and loan fees, interest rate swap fees, safety deposit box rental fees and other miscellaneous revenue streams. These revenue streams are primarily transactional based and payment is received immediately or in the following month, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Noninterest income
In-Scope of ASC 606:
Insurance and other financial services revenue	$6,172	$5,536	$18,502	$17,927
Service charges on deposit accounts	4,503	4,261	12,721	12,399
ATM and debit card fees	5,906	5,557	16,995	16,025
Retirement plan administration fees	7,244	5,272	19,879	14,881
Trust	4,808	4,927	14,951	14,620
Other	3,048	3,945	11,341	10,069
Total noninterest income in-scope of ASC 606	$31,681	$29,498	$94,389	$85,921
Total noninterest income out-of-scope of ASC 606	$1,700	$1,280	$4,427	$3,911
Total noninterest income	$33,381	$30,778	$98,816	$89,832

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

ASC 606 requires the capitalization, and subsequently amortization into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company elected the practical expedient, which allows immediate expensing of contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less, and did not capitalize any contract acquisition costs upon adoption of ASC 606 as of or during the three and nine months ended September 30, 2018.

11.          Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2018, the Company early adopted the provisions of FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued in February 2018. ASU 2018-02 allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Act. The Tax Act included a reduction to the Federal corporate income tax rate from 35% to 21% effective January 1, 2018. The amount of the reclassification from AOCI to retained earnings is the difference between the historical corporate income tax rate and the newly enacted rate and will be accounted for as a cumulative-effect adjustment to the balance sheet. The adoption of ASU 2018-02 did not have a significant impact on the consolidated financial statements and related disclosures and resulted in a reclassification that decreased AOCI and increased retained earnings by $5.6 million, with no net effect on total stockholders’ equity. The Company utilizes the individual securities approach when releasing income tax effects from AOCI for its investment securities.

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

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which was issued in January 2016. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments and requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any changes in fair value on equity investments with readily determinable market value will be recognized in net income unless the investments qualify for a new practicability exception. This ASU also requires entities to recognize changes in instrument-specific credit risk related to financial liabilities measured under the fair value option in OCI. The fair value measurement of loans was modified, with no significant impact, to incorporate illiquidity risk and other market factors in addition to credit risk in order to calculate the exit price fair value in accordance with ASC 820 as required by ASU 2016-01. The adoption of ASU 2016-01 did not have a significant impact on the consolidated financial statements and related disclosures and resulted in a reclassification that decreased AOCI and increased retained earnings by $2.6 million and had an immaterial effect on total stockholders’ equity, equity securities and other assets.

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

Management determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard such as interest earned from loans, investment securities and bank owned life insurance income. For applicable revenue streams such as ATM and debit card fees, insurance, other financial services revenue, service charges on deposit accounts, retirement plan administration fees and trust fees, management reviewed the applicable contracts provisions and applied the principles in the new standard for revenue recognition. The amendments of ASU 2014-09 were applied on a modified retrospective basis. There was no cumulative effect adjustment as of January 1, 2018. The adoption of ASU 2014-09 and all related ASU updates to ASC 606 did not have a significant impact on the consolidated financial statements and related disclosures as of and for three and nine months ended September 30, 2018. Refer to footnote 10, Revenue from Contracts with Customers, for more information.

Accounting Standards Issued Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair value Measurement. The provisions of ASU 2018-13 modify the disclosure requirements on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective January 1, 2020 but may be early adopted in any interim period. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures and does not expect the impact to be material.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). ASU 2016-13 introduces new guidance that make substantive changes to the accounting for credit losses. ASU 2016-13 introduces the CECL model, which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities, The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. ASU 2016-13 also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security’s amortized cost basis and its fair value and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. ASU 2016-13 also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. ASU 2016-13 requires expanded disclosures including, but not limited to, (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management’s estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for HTM and AFS securities. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018; however, the Company does not intend to early adopt this ASU. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures, processes and controls and is not currently able to reasonably estimate the impact of adoption on the Company’s consolidated financial statements; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the allowance for loan and lease losses. It is possible that the impact will be material to the Company’s consolidated financial statements. To date, the Company has completed a gap analysis, adopted a detailed implementation plan, established a formal governance structure for the project, selected and is in the process of implementing a software solution to serve as its CECL platform.

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

12.          Subsequent Events

Subsequent to September 30, 2018, the Company received a letter ruling from the Internal Revenue Service National Office approving a change in tax accounting method, which resulted in a tax benefit of $4.7 million recorded in the fourth quarter of 2018.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly owned consolidated subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017 for an understanding of the following discussion and analysis. Operating results for the three and nine month periods ending September 30, 2018 are not necessarily indicative of the results of the full year ending December 31, 2018 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

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

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures adjust GAAP measures to exclude the effects of acquisition-related intangible amortization expense on earnings and equity as well as providing a fully taxable equivalent (“FTE”) yields on securities and loans. Where non-GAAP disclosures are used in this Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables. Management believes that these non-GAAP measures provide useful information that is important to an understanding of the results of the Company’s core business as well as provide information standard in the financial institution industry. Non-GAAP measures should not be considered substitutes for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company’s results for the three and nine months ended September 30, 2018:

●	Third quarter earnings per share up 6.3% from prior quarter and up 30.8% from prior year
●	4% quarterly dividend increase to $0.26 per share
●	Loan growth for the nine months ended September 30, 2018 of 6.2% (annualized)
●	Average demand deposits for the nine months ended September 30, 2018 up 4.7% over 2017
●	FTE net interest margin of 3.57% for the nine months ended September 30, 2018 up 11 bps from 2017

Results of Operations

Net income for the three months ended September 30, 2018 was $29.8 million, up 6.0% from $28.1 million for the second quarter of 2018 and up 30.3% from $22.9 million for the third quarter of 2017. Diluted earnings per share for the three months ended September 30, 2018 was $0.68, as compared with $0.64 for the prior quarter, an increase of 6.3%, and $0.52 for the third quarter of 2017, an increase of 30.8%. Return on average assets (annualized) was 1.25% for the three months ended September 30, 2018 as compared to 1.21% for the prior quarter and 1.00% for the same period last year. Return on average equity (annualized) was 11.96% for the three months ended September 30, 2018 as compared to 11.64% for the prior quarter and 9.55% for the three months ended September 30, 2017. Return on average tangible common equity (annualized) was 17.42% for the three months ended September 30, 2018 as compared to 17.08% for the prior quarter and 13.99% for the three months ended September 30, 2017.

Net income for the nine months ended September 30, 2018 was $83.9 million, up 30.1% from $64.5 million for the same period last year. Diluted earnings per share for the nine months ended September 30, 2018 was $1.91, as compared with $1.47 for the same period in 2017, an increase of 30.1%. Return on average assets (annualized) was 1.20% for the nine months ended September 30, 2018 as compared to 0.96% for the same period last year. Return on average equity (annualized) was 11.54% for the nine months ended September 30, 2018 as compared to 9.20% for the nine months ended September 30, 2017. Return on average tangible common equity (annualized) was 16.83% for the nine months ended September 30, 2018 as compared to 13.57% for the nine months ended September 30, 2017.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Net income	$29,807	$22,876	$83,914	$64,514
Amortization of intangible assets (net of tax)	791	613	2,298	1,852
Net income, excluding intangible amortization	$30,598	$23,489	$86,212	$66,366

Average stockholders’ equity	$988,551	$950,557	$972,316	$937,279
Less: average goodwill and other intangibles	291,814	284,536	287,403	283,580
Average tangible common equity	$696,737	$666,021	$684,913	$653,699

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

Net interest income was $77.5 million for the third quarter of 2018, up $1.8 million, or 2.4%, from the previous quarter. The FTE net interest margin was 3.57% for the three months ended September 30, 2018, comparable to the previous quarter, as higher rates on average earning assets were offset by higher funding costs. Interest income increased $3.4 million, or 4.1%, as the yield on average earning assets increased 6 basis points (“bps”) from the prior quarter to 4.05%, combined with an increase in average interest earning assets of $109.9 million, or 1.3%, driven by the increase in average loans of $88.9 million. Interest expense was up $1.7 million, or 18.3%, as the cost of interest bearing liabilities increased 10 bps to 0.71% for the quarter ended September 30, 2018, driven by increased short-term borrowings costs, with interest bearing deposit costs increasing 8 bps.

Net interest income was $77.5 million for the third quarter of 2018, up $5.6 million, or 7.8%, from the third quarter of 2017. The FTE net interest margin of 3.57% was up 10 bps from the third quarter of 2017. Interest income increased $9.4 million, or 11.9%, as the yield on average earning assets increased 25 bps from the same period in 2017, and average interest earning assets increased $341.9 million, or 4.1%, primarily due to a $439.3 million increase in average loans, which was partially offset by a $91.9 million decrease in securities. Interest expense increased $3.8 million, or 54.4%, as the cost of interest bearing liabilities increased 24 bps, driven by the increase in short-term borrowing costs, combined with interest bearing deposit costs increasing 18 bps.

Net interest income for the first nine months of 2018 was $226.8 million, up $16.7 million, or 8.0%, from the same period in 2017. The FTE net interest margin of 3.57% for the nine months ended September 30, 2018, was up from 3.46% for the same period in 2017 primarily due to asset yields increasing 22 bps, more than offsetting the 17 bp rise in in the cost of interest bearing liabilities. Average interest earning assets were up $314.0 million, or 3.8%, for the nine months ended September 30, 2018, as compared to the same period in 2017, driven by a $426.0 million increase in loans, which was partially offset by a $105.2 million decrease in securities. Interest income increased $24.6 million, or 10.7%, due to the increase in earning assets combined with a 21 bp improvement in loan yields. Interest expense was up $7.8 million, or 41.0%, for the nine months ended September 30, 2018 as compared to the same period in 2017 and resulted primarily from a 17 bp increase in rates driven by higher borrowing costs and an 11 bp increase in the cost of deposits, combined with an increase in average interest bearing liabilities of $169.8 million. The Federal Reserve has raised its target fed funds rate eight times from December 2015 through September 2018 for a total of 200 bps. During this same cycle of increasing rates, the Company’s deposit rates have increased by 11 bps, resulting in a full cycle deposit beta of 5.7%. The favorable deposit beta was influenced by a favorable loan to deposit ratio and deposit mix.

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

Three months ended	September 30, 2018			September 30, 2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$3,328	$51	6.08%	$9,000	$55	2.42%
Securities available for sale (1)(3)	1,197,910	6,697	2.22%	1,374,739	7,373	2.13%
Securities held to maturity (1)	591,220	3,843	2.58%	506,324	3,396	2.66%
FRB and FHLB stock	50,107	783	6.20%	49,902	682	5.42%
Loans (2)	6,839,565	77,359	4.49%	6,400,287	68,302	4.23%
Total interest earning assets	$8,682,130	$88,733	4.05%	$8,340,252	$79,808	3.80%
Other assets (3)	$776,219			$759,636
Total assets	$9,458,349			$9,099,888

Liabilities and Stockholders’ Equity:
Money market deposit accounts	$1,724,853	$2,526	0.58%	$1,652,730	$978	0.23%
NOW deposit accounts	1,164,513	485	0.17%	1,130,940	272	0.10%
Savings deposits	1,279,520	188	0.06%	1,232,823	180	0.06%
Time deposits	881,792	2,958	1.33%	805,435	2,218	1.09%
Total interest bearing deposits	$5,050,678	$6,157	0.48%	$4,821,928	$3,648	0.30%
Short-term borrowings	766,372	3,000	1.55%	773,074	1,870	0.96%
Long-term debt	73,762	431	2.32%	88,935	589	2.63%
Junior subordinated debt	101,196	1,089	4.27%	101,196	810	3.18%
Total interest bearing liabilities	$5,992,008	$10,677	0.71%	$5,785,133	$6,917	0.47%
Demand deposits	$2,356,216			$2,260,973
Other liabilities	121,574			103,225
Stockholders’ equity	988,551			950,557
Total liabilities and stockholders’ equity	$9,458,349			$9,099,888
Net interest income (FTE)		$78,056			$72,891
Interest rate spread			3.34%			3.27%
Net interest margin (FTE)			3.57%			3.47%
Taxable equivalent adjustment		$529			$961
Net interest income		$77,527			$71,930

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)
For purposes of the average balance sheet presentation, equity securities amounts reclassified for the current period from securities available for sale to other assets, related to the adoption of Accounting Standard Update 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, in the first quarter of 2018.

Nine months ended	September 30, 2018			September 30, 2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$3,242	$133	5.48%	$10,927	$144	1.76%
Securities available for sale (1)(3)	1,245,672	20,714	2.22%	1,363,506	21,815	2.14%
Securities held to maturity (1)	526,097	9,924	2.52%	513,447	10,178	2.65%
FRB and FHLB stock	48,391	2,248	6.21%	47,466	1,866	5.26%
Loans (2)	6,728,479	222,184	4.41%	6,302,494	198,027	4.20%
Total interest earning assets	$8,551,881	$255,203	3.99%	$8,237,840	$232,030	3.77%
Other assets (2)	$763,108			$753,873
Total assets	$9,314,989			$8,991,713

Liabilities and Stockholders’ Equity:
Money market deposit accounts	$1,693,627	$5,459	0.43%	$1,687,998	$2,791	0.22%
NOW deposit accounts	1,199,306	1,366	0.15%	1,137,424	682	0.08%
Savings deposits	1,272,452	543	0.06%	1,213,990	509	0.06%
Time deposits	847,899	7,799	1.23%	825,594	6,676	1.08%
Total interest bearing deposits	$5,013,284	$15,167	0.40%	$4,865,006	$10,658	0.29%
Short-term borrowings	728,627	7,421	1.36%	691,919	4,375	0.85%
Long-term debt	82,372	1,359	2.21%	97,561	1,794	2.46%
Junior subordinated debt	101,196	3,030	4.00%	101,196	2,308	3.05%
Total interest bearing liabilities	$5,925,479	$26,977	0.61%	$5,755,682	$19,135	0.44%
Demand deposits	$2,303,751			$2,201,309
Other liabilities	113,443			97,443
Stockholders’ equity	972,316			937,279
Total liabilities and stockholders’ equity	$9,314,989			$8,991,713
Net interest income (FTE)		$228,226			$212,895
Interest rate spread			3.38%			3.33%
Net interest margin (FTE)			3.57%			3.46%
Taxable equivalent adjustment		$1,472			$2,853
Net interest income		$226,754			$210,042

(1)	Securities are shown at average amortized cost less OTTI write-downs.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)
For purposes of the average balance sheet presentation, equity securities amounts reclassified for the current period from securities available for sale to other assets, related to the adoption of Accounting Standard Update (“ASU”) 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), in the first quarter of 2018.

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

Three months ended September 30,	Increase (Decrease) 2018 over 2017
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$(50)	$46	$(4)
Securities available for sale (1)	(979)	303	(676)
Securities held to maturity	555	(108)	447
FRB and FHLB stock	3	98	101
Loans	4,838	4,219	9,057
Total interest income (FTE)	$4,367	$4,558	$8,925
Money market deposit accounts	$44	$1,504	$1,548
NOW deposit accounts	8	205	213
Savings deposits	7	1	8
Time deposits	224	516	740
Short-term borrowings	(16)	1,146	1,130
Long-term debt	(93)	(65)	(158)
Junior subordinated debt	-	279	279
Total interest expense (FTE)	$174	$3,586	$3,760
Change in net interest income (FTE)	$4,193	$972	$5,165

Nine months ended September 30,	Increase (Decrease) 2018 over 2017
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$(155)	$144	$(11)
Securities available for sale (1)	(1,936)	835	(1,101)
Securities held to maturity	248	(502)	(254)
FRB and FHLB stock	37	345	382
Loans	13,812	10,345	24,157
Total interest income (FTE)	$12,006	$11,167	$23,173
Money market deposit accounts	$9	$2,658	$2,667
NOW deposit accounts	39	646	685
Savings deposits	25	9	34
Time deposits	184	939	1,123
Short-term borrowings	243	2,803	3,046
Long-term debt	(262)	(173)	(435)
Junior subordinated debt	-	722	722
Total interest expense (FTE)	$238	$7,604	$7,842
Change in net interest income (FTE)	$11,768	$3,563	$15,331

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

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Insurance and other financial services revenue	$6,172	$5,536	$18,502	$17,927
Service charges on deposit accounts	4,503	4,261	12,721	12,399
ATM and debit card fees	5,906	5,557	16,995	16,025
Retirement plan administration fees	7,244	5,272	19,879	14,881
Trust	4,808	4,927	14,951	14,620
Bank owned life insurance	1,288	1,284	3,852	3,913
Net securities gains (losses)	412	(4)	575	(2)
Other	3,048	3,945	11,341	10,069
Total noninterest income	$33,381	$30,778	$98,816	$89,832

Noninterest income for the three months ended September 30, 2018 was $33.4 million, down $0.8 million, or 2.3%, from the prior quarter and up $2.6 million, or 8.5%, from the third quarter of 2017. The decrease from the prior quarter was driven by lower trust income due to higher seasonal fees in the second quarter and other noninterest income due to lower swap fee income during the third quarter of 2018. The increase from the third quarter of 2017 was driven by higher retirement plan administration fees resulting from the acquisition of Retirement Plan Services, LLC (“RPS”) in the second quarter of 2018 and higher insurance and other financial services revenue due to account growth, which were partially offset by lower other noninterest income due primarily to lower swap fees.

Noninterest income for the nine months ended September 30, 2018 was $98.8 million, up $9.0 million, or 10.0%, from the same period in 2017. The increase from the prior year was driven by higher retirement plan administration fees due to the acquisitions of RPS in the second quarter of 2018 and of Downeast Pension Services in the second quarter of 2017. Other noninterest income in the first nine months of 2018 increased compared to the same period of 2017 due to non-recurring gains recognized in the first nine months of 2018 and ATM and debit card fees increased due to higher number of accounts and usage.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Salaries and employee benefits	$38,394	$33,674	$112,687	$101,410
Occupancy	5,380	5,174	17,034	16,528
Data processing and communications	4,434	4,399	13,221	12,826
Professional fees and outside services	3,580	3,107	10,408	9,748
Equipment	4,319	3,733	12,508	11,224
Office supplies and postage	1,563	1,432	4,640	4,680
FDIC expenses	1,223	1,257	3,516	3,571
Advertising	739	665	1,776	1,711
Amortization of intangible assets	1,054	993	3,064	2,999
Loan collection and other real estate owned, net	1,234	1,684	3,479	3,627
Other	4,577	4,483	13,324	13,880
Total noninterest expense	$66,497	$60,601	$195,657	$182,204

Noninterest expense for the three months ended September 30, 2018 was $66.5 million, up $1.6 million, or 2.5%, from the prior quarter and up $5.9 million, or 9.7%, from the third quarter of 2017. The increase from the prior quarter and third quarter of 2017 was driven by an increase in salaries and employee benefits expenses primarily due to the RPS acquisition, wage increases related to tax reform initiatives and higher incentive compensation associated with business growth.

Noninterest expense for the nine months ended September 30, 2018 was $195.7 million, up $13.5 million, or 7.4%, from the same period in 2017. The increase from the prior year was driven by higher salaries and employee benefits due to the RPS acquisition in the second quarter of 2018, the acquisition of Downeast Pension Services in the second quarter of 2017, higher incentive compensation and wage increases related to tax reform initiatives.

Income Taxes

Income tax expense for the three months ended September 30, 2018 was $8.6 million, up $0.5 million, or 5.7%, from the prior quarter and down $2.8 million, or 24.4%, from the third quarter of 2017. The effective tax rate of 22.3% for the third quarter of 2018 was down from 22.4% for the second quarter of 2018 and down from 33.1% for the third quarter of 2017. The increase in income tax expense from the prior quarter was due to a higher level of taxable income. The decrease in income tax expense from the third quarter of 2017 was due to the lower effective tax rate resulting from the Tax Cuts and Jobs Act partially offset by a higher level of taxable income.

Income tax expense for the nine months ended September 30, 2018 was $23.7 million, down $6.6 million, or 21.8%, from the same period of 2017. The effective tax rate of 22.0% for the first nine months of 2018 was down from 32.0% for the same period in the prior year. The decrease in income tax expense from the prior year was due to the lower effective tax rate resulting from the Tax Cuts and Jobs Act partially offset by a higher level of taxable income and lower tax benefit from equity-based transactions. Excluding the tax benefit from equity-based transactions, the effective tax rate was 22.5% and 33.8% for the nine months ending September 30, 2018 and 2017, respectively.

Subsequent to September 30, 2018, the Company received a letter ruling from the Internal Revenue Service National Office approving a change in tax accounting method, which resulted in a tax benefit of $4.7 million recorded in the fourth quarter of 2018.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $34.3 million, or 2.0%, from December 31, 2017 to September 30, 2018. The securities portfolio represents 18.7% of total assets as of September 30, 2018 as compared to 19.2% as of December 31, 2017.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:
	September 30, 2018	December 31, 2017
Mortgage-backed securities:
With maturities 15 years or less	26%	28%
With maturities greater than 15 years	5%	5%
Collateral mortgage obligations	44%	42%
Municipal securities	16%	14%
U.S. agency notes	8%	10%
Equity securities	1%	1%
Total	100%	100%

The Company’s mortgage-backed securities, U.S. agency notes and collateralized mortgage obligations are all “prime/conforming” and are guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks or Ginnie Mae (“GNMA”). GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Refer to Note 3 to the Company’s unaudited interim consolidated financial statements included in this Form 10-Q for information related to other-than-temporary impairment considerations.

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	September 30, 2018	December 31, 2017
Commercial	$1,310,262	$1,258,212
Commercial Real Estate	1,902,315	1,769,620
Residential Real Estate	1,373,487	1,320,370
Dealer Finance	1,229,700	1,227,870
Specialty Lending	521,396	438,866
Home Equity	480,761	498,179
Other Consumer	69,341	70,522
Total loans	$6,887,262	$6,583,639

Total loans increased by $303.6 million, or 4.6%, at September 30, 2018 from December 31, 2017. Loan growth in the first nine months of 2018 resulted from growth in the Commercial Real Estate and Specialty Lending portfolios. Total loans represent approximately 72.1% of assets as of September 30, 2018, as compared to 72.1% as of December 31, 2017.

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

During the quarter ended March 31, 2018, the Company made adjustments to the class segments within the portfolios to better align risk characteristics and reflect the monitoring and assessment of risks. Agricultural and Agricultural Real Estate were consolidated with Commercial and Industrial and Commercial Real Estate, respectively. Agricultural loans are a type of Commercial loan with certain specific underwriting guidelines; however, as of March 31, 2018, the portfolio has decreased to less than 3% of the Commercial portfolio and separate classification was no longer warranted. The Indirect Lending class was further separated into Dealer Finance and Specialty Lending. The growth in our Specialty Lending portfolio to 21% of Consumer Loans as of March 31, 2018 warranted evaluation of this class segment separately due to different risk characteristics from the Dealer Finance segment. The Direct and Home Equity class segments were consolidated into Direct to reflect common management, similar underwriting and in-market focus. The change to the class segments in the allowance methodology did not have a significant impact on the allowance for loan losses.

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

The following table reflects changes to the allowance for loan losses for the periods presented:

Allowance For Loan Losses	Three months ended
(Dollars in thousands)	September 30, 2018		September 30, 2017
Balance, beginning of period	$72,450		$66,600
Recoveries	2,093		1,835
Charge-offs	(7,764)		(7,974)
Net charge-offs	$(5,671)		$(6,139)
Provision for loan losses	6,026		7,889
Balance, end of period	$72,805		$68,350
Composition of Net Charge-offs
Commercial	$(413)	7%	$(308)	5%
Residential Real Estate	(42)	1%	(298)	5%
Consumer	(5,216)	92%	(5,533)	90%
Net charge-offs	$(5,671)	100%	$(6,139)	100%
Annualized net charge-offs to average loans	0.33%		0.38%

Allowance For Loan Losses	Nine months ended
(Dollars in thousands)	September 30, 2018		September 30, 2017
Balance, beginning of period	$69,500		$65,200
Recoveries	6,000		4,765
Charge-offs	(24,995)		(24,450)
Net charge-offs	$(18,995)		$(19,685)
Provision for loan losses	22,300		22,835
Balance, end of period	$72,805		$68,350
Composition of Net Charge-offs
Commercial	$(1,755)	9%	$(2,072)	11%
Residential Real Estate	(239)	1%	(1,551)	8%
Consumer	(17,001)	90%	(16,062)	81%
Net charge-offs	$(18,995)	100%	$(19,685)	100%
Annualized net charge-offs to average loans	0.38%		0.42%

Net charge-offs of $5.7 million for the three months ended September 30, 2018 were down as compared to $6.5 million for the prior quarter and $6.1 million for the third quarter of 2017. Provision expense was lower at $6.0 million for the three months ended September 30, 2018, as compared with $8.8 million for the prior quarter and $7.9 million for the third quarter of 2017. Annualized net charge-offs to average loans for the third quarter of 2018 was 0.33%, down from 0.39% for the prior quarter and from 0.38% for the third quarter of 2017.

Net charge-offs of $19.0 million for the nine months ended September 30, 2018 were down as compared to $19.7 million for the same period of 2017. Provision expense was $22.3 million for the nine months ended September 30, 2018, as compared with $22.8 million for the same period of 2017. Annualized net charge-offs to average loans for the first nine months of 2018 was 0.38% as compared with 0.42% for the first nine months of 2017.

The allowance for loan losses totaled $72.8 million at September 30, 2018, compared to $72.5 million at June 30, 2018 and $68.4 million at September 30, 2017. The allowance for loan losses as a percentage of loans was 1.06% (1.11% excluding acquired loans) at September 30, 2018 and June 30, 2018 compared to 1.06% (1.13% excluding acquired loans) at September 30, 2017.

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

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans
Commercial	$10,165	44%	$12,485	48%
Residential Real Estate	6,275	27%	5,919	23%
Consumer	4,187	18%	4,324	17%
Troubled debt restructured loans	2,674	11%	2,980	12%
Total nonaccrual loans	$23,301	100%	$25,708	100%

Loans 90 days or more past due and still accruing
Commercial	$239	5%	$-	-%
Residential Real Estate	1,265	27%	1,402	26%
Consumer	3,230	68%	4,008	74%
Total loans 90 days or more past due and still accruing	$4,734	100%	$5,410	100%

Total nonperforming loans	$28,035		$31,118
OREO	3,271		4,529
Total nonperforming assets	$31,306		$35,647
Total nonperforming loans to total loans	0.41%		0.47%
Total nonperforming assets to total assets	0.33%		0.39%
Allowance for loan losses to total nonperforming loans	259.69%		223.34%

Nonperforming loans to total loans was 0.41% at September 30, 2018, up 3 bps from 0.38% for the prior quarter and down 1 bp from 0.42% at September 30, 2017. Past due loans as a percentage of total loans were 0.53% at September 30, 2018, up from 0.50% at June 30, 2018 and down from 0.63% at September 30, 2017.

For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to the acquisition, or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans. As of September 30, 2018, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.11% and 285.86%, respectively. As of December 31, 2017, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.12% and 243.85%, respectively.

In addition to nonperforming loans, the Company has also identified approximately $60.5 million in potential problem loans at September 30, 2018 as compared to $57.7 million at December 31, 2017. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $7.4 billion at September 30, 2018, up $270.7 million, or 3.8%, from December 31, 2017. Total average deposits increased $250.7 million, or 3.5%, from the same period last year driven primarily by growth in interest bearing deposits of $148.3 million, or 3.0%, due to growth in NOW deposit accounts, savings and time accounts, combined with a $102.4 million, or 4.7%, increase in demand deposits.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $811.7 million at September 30, 2018 compared to $719.1 million at December 31, 2017. The notional value of interest rate swaps hedging cash flows related to short-term borrowings totaled $225.0 million at September 30, 2018 and $250.0 million at December 31, 2017. Long-term debt was $73.8 million at September 30, 2018 compared to $88.9 million at December 31, 2017. Junior subordinated debt was $101.2 million at September 30, 2018 and December 31, 2017.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders’ equity of $994.2 million represented 10.41% of total assets at September 30, 2018 compared with $958.2 million, or 10.49% as of December 31, 2017. The increase in stockholders’ equity resulted primarily from net income of $83.9 million for the nine months ending September 30, 2018, partially offset by dividends of $31.9 million during the period and a $18.8 million decrease in AOCI primarily due to the increase in unrealized gains on investment securities arising during the period.

The Company did not purchase shares of its common stock during the nine months ended September 30, 2018. As of September 30, 2018, there were 1,000,000 shares available for repurchase under a plan authorized on October 23, 2017, which expires on December 31, 2019.

The Board of Directors considers the Company’s earnings position and earnings potential when making dividend decisions. The Board of Directors approved a fourth-quarter 2018 cash dividend of $0.26 per share at a meeting held on October 22, 2018. The dividend, which represents a $0.01, or 4% increase, will be paid on December 14, 2018 to stockholders of record as of November 30, 2018. Combined with the increase in the second quarter, the quarterly dividend payable to our stockholders has increased 13% in 2018.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2018 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	September 30, 2018	December 31, 2017
Tier 1 leverage ratio	9.36%	9.14%
Common equity tier 1 capital ratio	10.28%	10.06%
Tier 1 capital ratio	11.58%	11.42%
Total risk-based capital ratio	12.58%	12.42%
Cash dividends as a percentage of net income	38.01%	49.20%
Per common share:
Book value	$22.77	$22.01
Tangible book value (1)	$16.10	$15.54

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets (particularly prime and LIBOR-based loans) repricing downward faster than interest bearing liabilities that remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a slight decline from the flat rate scenario; however the potential impact on earnings is dependent on the ability to lag deposit repricing on NOW, savings, MMDA and CD accounts. Net interest income for the next 12 months in the +200 /-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2018 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps points)	net interest income
+200	(2.14%)
-100	(2.47%)

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

The primary liquidity measurement the Company utilizes is called the “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At September 30, 2018, the Company’s Basic Surplus measurement was 9.9% of total assets or approximately $0.9 billion as compared to the December 31, 2017 Basic Surplus of 12.0% or $1.1 billion and was above the Company’s minimum of 5% (calculated at $477.4 million and $456.8 million, or period end total assets as September 30, 2018 and December 31, 2017, respectively) set forth in its liquidity policies.

At September 30, 2018 and December 31, 2017, Federal Home Loan Bank (“FHLB”) advances outstanding totaled approximately $854.8 million and $633.9 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $0.8 billion at September 30, 2018 and $0.9 billion at December 31, 2017. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $567.1 million and $541.2 million at September 30, 2018 and December 31, 2017, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to purchase brokered time deposits and borrow against established borrowing facilities with other banks (Federal funds), which could provide additional liquidity of $1.4 billion at September 30, 2018 and $1.3 billion at December 31, 2017. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans. At September 30, 2018 and December 31, 2017, the Bank had the capacity to borrow $869.3 million and $868.0 million, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $1.4 billion at September 30, 2018 and $1.6 billion at December 31, 2017.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considered its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s position in 2018. Increasing market interest rates may increase competitive pressure on deposit pricing, which, in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2018. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (“OCC”) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At September 30, 2018, approximately $157.8 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2018.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer