Form 10-K
period 2018-12-31
NBT BANCORP INC
filed 2019-03-01
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for  the  past  90  days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Based on the closing price of the registrant’s common stock as of June 30, 2018, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $1,616,972,258.

The number of shares of common stock outstanding as of February 11, 2019, was 43,731,476.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2019 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2018

PART I

ITEM 1.  Business

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2018 had assets of $9.6 billion and stockholders’ equity of $1.0 billion.

The principal assets of the Registrant consist of all of the outstanding shares of common stock of its subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II (collectively, the “Trusts”). The Company’s principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings.

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont and the southern coastal Maine area. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers. The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest and dividend income earned on its earning assets, primarily loans and investments and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan losses and noninterest income, such as service charges on deposit accounts, insurance and other financial services revenue, trust revenue and gains/losses on securities sales, bank owned life insurance income, ATM and debit card fees and retirement plan administration fees, as well as noninterest expense, such as salaries and employee benefits, occupancy, equipment, data processing and communications, professional fees and outside services, office supplies and postage, amortization of intangible assets, loan collection and other real estate owned ("OREO") expenses, advertising, FDIC expenses and other expenses.

Some of the market areas that the Company serves are experiencing economic challenges and volatility. A variety of factors (e.g., any substantial rise in inflation or rise in unemployment rates, decrease in consumer confidence, adverse international economic conditions, natural disasters, war or political instability) may adversely affect both the Company’s markets and the national market. The Company will continue to emphasize effectively managing its funding costs and lending and investment rates to maintain profitability. In addition, the Company will continue to seek and maintain relationships that can generate noninterest income. We anticipate that this approach should help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles and local economic factors.

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

NBT Holdings, Inc.

Through NBT Holdings, the Company operates NBT Insurance Agency, LLC (“NBT Insurance”), a full-service insurance agency acquired by the Company on September 1, 2008. NBT Insurance’s headquarters are located in Norwich, New York. Through NBT Insurance, the Company offers a full array of insurance products, including personal property and casualty, business liability and commercial insurance, tailored to serve the specific insurance needs of individuals as well as businesses in a range of industries operating in the markets served by the Company.

The Trusts

The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions. CNBF Capital Trust I and NBT Statutory Trust I are Delaware statutory business trusts formed in 1999 and 2005, respectively, for the purpose of issuing trust preferred securities and lending the proceeds to the Company. In connection with the acquisition of CNB Bancorp, Inc., the Company formed NBT Statutory Trust II in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. In connection with the acquisition of Alliance Financial Corporation (“Alliance”), the Company acquired two statutory trusts, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II, which were formed in 2003 and 2006, respectively. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities for which the Company is not the primary beneficiary, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”). In accordance with ASC, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

Operating Subsidiaries of the Bank

The Bank has seven operating subsidiaries, NBT Capital Corp., Broad Street Property Associates, Inc., NBT Services, Inc., CNB Realty Trust, Alliance Preferred Funding Corp., Alliance Leasing, Inc. and Columbia Ridge Capital Management, Inc. NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses in developing and growing primarily in the markets these businesses serve. Broad Street Property Associates, Inc., formed in 2004, is a property management company. CNB Realty Trust, formed in 1998, is a real estate investment trust. Alliance Preferred Funding Corp., formed in 1999, is a real estate investment trust. Alliance Leasing, Inc. was formed in 2002 to provide equipment leasing services. Columbia Ridge Capital Management, Inc. was acquired in 2016 and is a registered investment advisor that provides investment management and financial consulting services.

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

In order to compete with other financial services providers, the Company stresses the community nature of its banking operations and principally relies upon local promotional activities, personal relationships established by officers, directors and employees with the Company's customers and specialized services tailored to meet the needs of the communities served. We also offer certain customer services, such as agricultural lending, that many of our larger competitors do not offer. While the Company’s position varies by market, the Company’s management believes that it can compete effectively as a result of local market knowledge, local decision making and awareness of customer needs.

The table below summarizes the Bank’s deposits and market share as June 30, 2018 by the thirty-eight counties of New York, Pennsylvania, New Hampshire, Massachusetts, Vermont and Maine. Market share is based on deposits of all commercial banks, credit unions, savings and loans associations and savings banks.

County	State	Deposits in Thousands	Market Share	Market Rank	Number of Branches*	Number of ATMs*
Chenango	NY	$836,819	94.51%	1	11	12
Fulton	NY	507,651	64.84%	1	5	6
Schoharie	NY	219,139	47.47%	1	4	4
Hamilton	NY	45,801	43.48%	2	1	1
Cortland	NY	291,036	40.84%	1	5	7
Montgomery	NY	266,070	35.71%	2	5	4
Delaware	NY	368,041	35.70%	1	5	5
Otsego	NY	380,455	34.31%	1	8	11
Essex	NY	208,694	28.47%	2	3	5
Madison	NY	231,978	25.34%	2	4	8
Susquehanna	PA	178,324	20.11%	2	5	7
Broome	NY	391,519	14.15%	2	7	9
Oneida	NY	498,371	14.00%	4	7	9
St. Lawrence	NY	165,322	13.72%	4	4	5
Pike	PA	83,699	11.66%	5	2	2
Oswego	NY	144,549	10.91%	4	4	6
Wayne	PA	124,450	9.54%	4	3	4
Herkimer	NY	56,982	8.45%	4	2	1
Tioga	NY	35,521	7.90%	5	1	1
Clinton	NY	106,166	7.64%	5	3	3
Lackawanna	PA	416,818	6.98%	6	12	17
Schenectady	NY	177,724	6.41%	5	2	2
Franklin	NY	34,042	6.33%	4	1	1
Onondaga	NY	487,142	4.74%	6	11	13
Warren	NY	78,519	4.14%	5	2	3
Saratoga	NY	174,077	3.68%	8	4	4
Monroe	PA	73,469	2.70%	8	4	4
Berkshire	MA	117,200	2.63%	7	6	6
Chittenden	VT	102,142	2.31%	7	3	3
Greene	NY	37,089	2.30%	5	2	2
Cheshire	NH	32,815	2.06%	7	1	-
Luzerne	PA	97,177	1.56%	13	4	6
Albany	NY	265,509	1.37%	9	4	5
Rensselaer	NY	27,233	1.29%	10	1	1
Hillsborough	NH	90,806	0.78%	12	2	2
Rutland	VT	4,813	0.49%	10	1	1
Cumberland	ME	17,176	0.18%	16	1	-
Rockingham	NH	8,765	0.11%	23	1	2
		$7,383,103			151	182

Source: SNL Financial LLC
* Branch and ATM data is as of December 31, 2018.

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

The controls identified in our enterprise security program are managed by various stakeholders throughout the Company and monitored by the information security team. All employees are required to complete information security and privacy training when they join the Company and then complete annual online training certification and ad hoc face to face trainings. The Company engages outside consultants to perform periodic audits of our information and data security controls and processes including penetration testing of the Company’s public facing websites and corporate networks. The Board of Directors requires the Company's Information Security Officer to report to them the status of the overall information security and data privacy program on a recurring basis.More information can be located on the Company’s website https://www.nbtbank.com/Personal/Customer-Support/Fraud-Information-Center.

Investment in Human Capital

The Company’s strategic initiative regarding investing in human capital includes key initiatives to attract, develop and retain our valued employees. Talent management continues to be a top priority as specific competencies are predicted to be in short-supply with the transition of retirement age skill sets.

To aid in retention and attract talent, the Company took advantage of the additional funds resulting from the lower corporate tax rate provided by the 2017 Tax Cuts and Jobs Act to increase the Company's minimum hiring pay rate to $15 per hour and provided a 5% pay increase to the remaining employees earning $50,000 and under annually. As a result, we have experienced even higher levels of employee retention rates, which results in greater customer satisfaction and continuity. The Company’s incentive programs recognize all full-time employees at all levels and are designed to motivate employees to support achievement of company success, with appropriate risk assessment and prevention measures designed to prevent fraud.

Learning and Development

The Company focuses on the future by encouraging and promoting internal development. We have four distinct training and development programs that address and encourage development and foster retention. Our high-potential program is in its sixth cycle of leader development. Our emerging leaders program develops our up-and-coming next generation of leaders. Our management development program aims at attracting key external talent, particularly through benefit programs such as financial education, tuition repayment, graduate school tuition assistance and flexible work arrangements. The management development program has placed many graduates in key positions where they have made significant contributions. Our professional development program provides an entry point for early career professionals. This program provides an overview of banking functions over a 12-18 month period, ultimately placing employees with working knowledge in positions of responsibility around the Company. In addition, employees have access to career paths throughout the Company’s business areas, supported by individual development plans and internal learning management system resources. To support this process, we named an internal career counselor to work as a liaison with employees and managers to direct their personal career aspirations.

Diversity and Inclusion

We have enhanced the visibility and structure of our long-standing commitment to diversity and inclusion ("D&I"). Our Chief Diversity Officer has placed a high level of focus on relevant and impactful D&I initiatives by building upon our strong cultural foundation. In its second year of a three-year strategic roadmap, the Company has implemented a variety of initiatives from being transparent by posting our diversity values on our website to providing forums to listen more closely to what our employees want to say. The Company has a D&I steering committee comprised of members of the executive team, including the Chief Executive Officer. The plan is shared with our board of directors, management and employees, who are often included in implementing specific action items.

The Company developed a purpose statement to support the D&I initiative, which states that the Company strives to create an environment that is open and welcoming to all, leading to high employee engagement and job performance. We believe this will enable the Company to outperform its peers, ensure high levels of shareholder return and provide for financial independence. We strive to ensure our executives are demonstrating the highest ethical leadership, are approachable and inspire trust. More information can be located on the Company’s website at https://www.nbtbank.com/Personal/About-Us/Our-Bank/Diversity-and-Inclusion.

Conduct and Ethics

It is critical that the board of directors and senior management vigorously endorse a no-tolerance stance for workplace harassment, biases and unethical behavior. The Company’s values-based Code of Business Conduct and Ethics is extensively communicated on our website, intranet, company newsletter and internally socialized through a blog entitled “Respectfully Yours.” Frequent training specific to managers and employees, regular publication of our whistleblower policy and reporting mechanisms provide framework to the Company’s motto of: “The right people. Doing the right things. In the right way.”

Engaging Employees

The Company seeks to further refine its workforce programs through its employee engagement survey, which had a 90% participation rate in 2018. Based on the most recent survey, high impact strengths included leadership, alignment to company goals and individual work, sense of team and identity, autonomy to get things done, access to learning and development and social responsibility. The executive team owns several initiatives directly tied to the survey feedback, including the employee forums mentioned above. With technology and the implementation of Office 365, we have increased interactions among team members across our geography. The Company believes that engaged employees will drive retention and effort, ultimately correlating to a better experience for our customers.

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

Environmental

The Company is focused on the environment and committed to business practices and activities that encourage sustainability and minimize our environmental impact. In larger facilities, the Company conserves energy through the use of building energy management systems and motion sensor lighting controls. In new construction and renovations, the Company incorporates high-efficiency mechanical equipment, LED lighting, and modern building techniques to reduce our carbon footprint wherever possible.  The Company has an ongoing initiative to replace existing lighting with LED lighting to reduce energy consumption.

Through our solar financing partnership, the Company offers homeowners across the country the opportunity to power their homes with a sustainable energy source. Services like mobile and online banking, remote deposit capture, eStatements and combined statements enable us to support all customers in their efforts to consume less fuel and paper. We continue to digitize loan origination processes, reducing trips to the bank and paper documents for our customers. Across our footprint, we host community shred days with multiple confidential document destruction companies to promote safe document disposal and recycling.

Overview

The Company is a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and is subject to the supervision of and regular examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) as its primary federal regulator. The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as administered by the SEC. The Company's common stock is listed on the NASDAQ Global Select market under the ticker symbol, “NBTB,” and the Company is subject to the NASDAQ stock market rules.

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

Since the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), U.S. banks and financial services firms have been subject to enhanced regulation and oversight. Over the past year, the current administration and its appointees to the federal banking agencies have enacted legislation and taken other steps to modify and scale back portions of the Dodd-Frank Act and certain of its implementing regulations. It is not clear whether any additional such legislation or regulatory changes will be enacted or implemented or, if enacted or implemented, what the effect on the Company would be, though major changes are not expected in the near term.

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

Regulation of Mergers and Acquisitions

The BHC Act, the Bank Merger Act and other federal and state statutes regulate acquisitions of depository institutions and their holding companies. The BHC Act requires prior FRB approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company (and sometimes a lower percentage if there are other indications of control). Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.

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

Affiliate and Insider Transactions

Transactions between the Bank and its affiliates, including the Company, are governed by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s implementing Regulation W. An “affiliate” of a bank includes any company or entity that controls, is controlled by or is under common control with such bank. In a bank holding company context, at a minimum, the parent holding company of a bank and companies that are controlled by such parent holding company, are affiliates of the bank. Generally, Sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses in transactions with affiliates. These sections place quantitative and qualitative limitations on covered transactions between the Bank and its affiliates and require that all transactions between a bank and its affiliates occur on market terms that are consistent with safe and sound banking practices.

Section 22(h) of the FRA and its implementing Regulation O restricts loans to the Bank's and its affiliates' directors, executive officers and principal stockholders (“Insiders”). Under Section 22(h), loans to Insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank's total capital and surplus. Loans to Insiders above specified amounts must receive the prior approval of the Bank’s board of directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such Insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the Insider over the employees. Section 22(g) of the FRA places additional limitations on loans to the Bank's and its affiliates' executive officers.

Federal Deposit Insurance and Brokered Deposits

The FDIC’s deposit insurance limit is $250,000 per depositor, per insured bank, for each account ownership category, in accordance with applicable FDIC regulations. The Bank’s deposit accounts are fully insured by the FDIC Deposit Insurance Fund (the “DIF”) up to the deposit insurance limits in accordance with applicable laws and regulations.

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating (“CAMELS rating”). The risk matrix uses different risk categories distinguished by capital levels and supervisory ratings. As a result of the Dodd-Frank Act, the base for deposit insurance assessments is the consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. In addition to deposit insurance assessments, the Federal Deposit Insurance Act (“FDIA”) provides for additional assessments related to outstanding bonds issued by The Financing Corporation ("FICO"). The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Company. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. Outstanding FICO bonds mature through 2019.

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

Federal Home Loan Bank System

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.125% of mortgage related assets loans at the beginning of each year. The Bank was in compliance with FHLB rules and requirements as of December 31, 2018.

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

Source of Strength Doctrine

FRB policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Section 616 of the Dodd-Frank Act codifies the requirement that bank holding companies serve as a source of financial strength to their subsidiary depository institutions. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both. As a result, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loan by the Company to the Bank is subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The U.S. Bankruptcy Code provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. The capital conservation buffer was phased in incrementally until when, on January 1, 2019, the capital conservation buffer was fully phased in, resulting in the capital standards applicable to the Company and the Bank including an additional capital conservation buffer of 2.5% of CET1, and effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%. The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures and resulting in higher risk weights for a variety of asset classes.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were phased in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019.

In September 2017, the federal banking agencies proposed simplifying the Capital Rules. The proposal would apply primarily to non-advanced approaches institutions, such as the Company. The proposal would simplify and clarify a number of the more complex aspects of the Capital Rules, including the treatment for certain acquisition, development and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions and minority interest. In November 2017, the FRB finalized a rule extending the currently applicable capital rules for mortgage servicing assets and certain other items for non-advanced approaches institutions. That rule is in effect pending the comment period and review of the general proposal to simplify the Capital Rules for non-advanced approaches institutions.

In addition, the Economic Growth, Regulatory Reform and Consumer Protection Act (“EGRRCPA”), which was enacted in May 2018, required the federal banking agencies to promulgate rules establishing a new “community bank leverage ratio” for depository institutions and their holding companies with less than $10 billion in total consolidated assets, such as us. This change is intended to simplify regulatory capital requirements for institutions like us with less than $10 billion in total consolidated assets, which will have an option to calculate this leverage ratio, rather than multiple existing measures of capital adequacy. Such an institution would be considered to have met the capital ratio requirements to be well-capitalized if it has a community bank leverage ratio greater than 9%. The federal banking agencies issues proposed rules to implement this section of the EGRRCPA in November 2018. If we remain under the $10 billion threshold when these rules are finalized, we will evaluate whether to elect the option to calculate the community bank leverage ratio instead of multiple existing measures of capital adequacy.

Management believes that the Company is in compliance, with the targeted capital ratios.

Prompt Corrective Action and Safety and Soundness

Pursuant to Section 38 of the FDIA, federal banking agencies are required to take “prompt corrective action” (“PCA”) should an insured depository institution fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized or undercapitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice, warrants such treatment.

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 2018, the Bank qualified as “well capitalized” under applicable regulatory capital standards.

Bank holding companies and insured depository institutions may also be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors and other institution−affiliated parties; the termination of the insured depository institution’s deposit insurance; the appointment of a conservator or receiver for the insured depository institution; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the EGRRCPA, depository institutions and their holding companies with less than $10 billion in assets, like us, are excluded from the prohibitions of the Volcker Rule. Accordingly, we are no longer subject to the Volcker Rule, although if we grow to have more than $10 billion in assets, we will become subject to the Volcker Rule again. Given the Company's size and the scope of its activities, the implementation of the Volcker Rule did not have a significant effect on its consolidated financial statements, and we expect this will remain true if the Company becomes subject to the Volcker Rule again in the future.

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

USA PATRIOT Act

The Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act (“GLBA”) and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns and are prohibited from dealing with foreign "shell banks" and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Beginning on May 11, 2018, the Bank is required to comply with the Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and explicitly included risk-based procedures for conducting ongoing customer due diligence. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Company has a Bank Secrecy Act and USA PATRIOT Act board-approved compliance program commensurate with its risk profile.

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

Office of Foreign Assets Control Regulation

The United States government has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in or providing investment-related advice or assistance to a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Financial Privacy and Data Security

The Company and the Bank are subject to federal laws, including the GLBA and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from nonaffiliated financial institutions. These provisions require notice of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain nonpublic personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations.

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

Community Reinvestment Act of 1977

The Bank has a responsibility under the CRA, as implemented by OCC regulations, to help meet the credit needs of the communities it serves, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Regulators periodically assess the Bank’s record of compliance with the CRA. The Bank’s failure to comply with the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company. The Bank’s latest CRA rating was “Satisfactory.”

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

Employees

At December 31, 2018, the Company had 1,791 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.

Available Information

The Company’s website is http://www.nbtbancorp.com. The Company makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics and other codes/committee charters. The references to our website do not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

This Annual Report on Form 10-K and other reports filed with the SEC are available on the SEC’s website, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov.

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

Variations in interest rates could adversely affect our results of operations and financial condition.

The Company’s earnings and financial condition, like that of most financial institutions, are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect rates and, therefore, interest income and interest expense. High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost. The Company may also experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

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

As of December 31, 2018, approximately 47% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our commercial and industrial, agricultural, construction and commercial real estate loans.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

Strong competition within our industry and market area could adversely affect our performance and slow our growth.

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

As of December 31, 2018, we had total assets of approximately $9.6 billion and, based on our historical growth rates and current size, it is possible that our total assets could exceed $10 billion dollars in the near future. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets. For bank holding companies with more than $10 billion in total consolidated assets, such requirements include, among other things:

●	increased Volcker Rule requirements and restrictions;

●	increased capital, leverage, liquidity and risk management standards;

●	examinations by the CFPB for compliance with federal consumer financial protection laws and regulations; and

●	limits on interchange fees on debit cards.

The EGRRCPA, which was enacted in 2018, amended Dodd-Frank Act to raise the $10 billion stress testing threshold to $250 billion, among other things; however, the proposed rules to implement the EGRRCPA have not yet been finalized. Under current regulations, once our total assets exceed $10 billion, we will be required to comply with the FRB’s annual stress testing requirements. However, the federal financial regulators have proposed rules to increase the threshold for these stress testing requirements from $10 billion to $250 billion, consistent with the EGRRCPA.

Federal financial regulators may require us to take actions to prepare for compliance with the foregoing requirements before we exceed $10 billion in total consolidated assets. Our regulators may consider our preparation for compliance with these regulatory requirements when examining our operations or considering any request for regulatory approval. We may, therefore, incur compliance costs before we reach $10 billion in total consolidated assets and may be required to maintain the additional compliance procedures even if we do not grow at the anticipated rate or at all.

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

The Company is subject to liquidity risk, which could adversely affect net interest income and earnings.

The purpose of the Company’s liquidity management is to meet the cash flow obligations of its customers for both deposits and loans. The primary liquidity measurement the Company utilizes is called basic surplus, which captures the adequacy of the Company’s access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. However, competitive pressure on deposit pricing could result in a decrease in the Company’s deposit base or an increase in funding costs. In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth. These scenarios could lead to a decrease in the Company’s basic surplus measure to an amount below the minimum policy level of 5%. To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds) and enter into repurchase agreements with investment companies. Depending on the level of interest rates applicable to these alternatives, the Company’s net interest income, and therefore earnings, could be adversely affected. See the section captioned “Liquidity Risk” in Item 7.

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

We face cybersecurity risks and risks associated with security breaches which have the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships and can provide no assurance that the steps we and our service providers take in response to these risks will be effective.

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks and over the internet. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. We face cybersecurity risks and risks associated with security breaches or disruptions such as those through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These incidents may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common stock, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In the normal course of business, we collect and retain certain personal information provided by our customers, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us will be able to prevent unauthorized access to this personal information. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect on our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.  Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

We continually encounter technological change and the failure to understand and adapt to these changes could have a material adverse impact our business.

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

The business strategy of the Company has included and may continue to include growth through acquisition. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things:

●	our ability to realize anticipated cost savings;

●	the difficulty of integrating operations and personnel and the potential loss of key employees;

●
the potential disruption of our or the acquired company’s ongoing business in such a way that could result in decreased revenues or the inability of our management to maximize our financial and strategic position;

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

We may be held responsible for environmental liabilities with respect to properties to which we obtain title, resulting in significant financial loss.

A significant portion of our loan portfolio at December 31, 2018 was secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations, financial condition and liquidity.

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

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program. The carrying value and fair market value of our FHLB of New York common stock was $38.0 million as of December 31, 2018. There are 11 branches of the FHLB, including New York, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects on the FHLB of New York could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on our overall financial condition or results of operations. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key client relationship managers. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial condition.

Provisions of our certificate of incorporation and bylaws, as well as Delaware law and certain banking laws, could delay or prevent a takeover of us by a third party.

Provisions of the Company’s certificate of incorporation and bylaws, the corporate law of the State of Delaware and state and federal banking laws, including regulatory approval requirements, could delay, defer or prevent a third party from acquiring the Company, despite the possible benefit to the Company’s stockholders, or otherwise adversely affect the market price of the Company’s common stock. These provisions include supermajority voting requirements for certain business combinations and advance notice requirements for nominations for election to the Company’s board of directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, the Company is subject to Delaware law, which among other things prohibits the Company from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for the Company’s common stock at a premium over market price or adversely affect the market price of and the voting and other rights of the holders of the Company’s common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than candidates nominated by the Board.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

The Company owns its headquarters located at 52 South Broad Street, Norwich, New York 13815. The Company operated the following community banking branches and ATMs as of December 31, 2018:

County	Branches	ATMs	County	Branches	ATMs
New York			Pennsylvania
Albany	4	5	Lackawanna	12	17
Broome	7	9	Luzerne	4	6
Chenango	11	12	Monroe	4	4
Clinton	3	3	Pike	2	2
Cortland	5	7	Susquehanna	5	7
Delaware	5	5	Wayne	3	4
Essex	3	5
Franklin	1	1	New Hampshire
Fulton	5	6	Cheshire	1	-
Greene	2	2	Hillsborough	2	2
Hamilton	1	1	Rockingham	1	2
Herkimer	2	1
Madison	4	8	Vermont
Montgomery	5	4	Chittenden	3	3
Oneida	7	9	Rutland	1	1
Onondaga	11	13
Oswego	4	6	Massachusetts
Otsego	8	11	Berkshire	6	6
Rensselaer	1	1
St. Lawrence	4	5	Maine
Saratoga	4	4	Cumberland	1	-
Schenectady	2	2
Schoharie	4	4
Tioga	1	1
Warren	2	3

			Total	151	182

The Company leases 65 of the above listed branches from third parties. The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations and that all properties are adequately covered by insurance. All of the above ATMs are owned by the Company.

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

ITEM 4.  Mine Safety Disclosures

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol “NBTB.” The closing price of the Common Stock on February 11, 2019 was $37.47. As of February 11, 2019, there were 5,985 stockholders of record of Common Stock. No unregistered securities were sold by the Company during the year ended December 31, 2018.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the KBW Regional Bank Index (Peer Group). The stock performance graph assumes that $100 was invested on December 31, 2013. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. We calculate each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

The Company's Long-Term Total Return Performance vs. Indices
$350
$300
$250
$200
$150
$100
$50
$0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
NBT Bancorp
KBW Regional Bank Index
NASDAQ Composite Index

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
NBT Bancorp	$100.00	$105.07	$115.29	$178.26	$160.59	$154.95
KBW Regional Bank Index	$100.00	$102.43	$108.56	$151.40	$153.77	$126.88
NASDAQ Composite Index	$100.00	$114.83	$122.99	$134.02	$173.86	$168.98
Source: Bloomberg, L.P.

Dividends

The Company depends primarily upon dividends from subsidiaries for a substantial part of the Company's revenue. Accordingly, the ability to pay dividends to stockholders depends primarily upon the receipt of dividends or other capital distributions from the subsidiaries. Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions. Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2018, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $174.1 million to the Company without the prior approval of the OCC.

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

Stock Repurchase

The Company did not purchase shares of its common stock during year ended December 31, 2018. On October 23, 2017, the NBT Board of Directors authorized a repurchase program for NBT to repurchase up to 1,000,000 shares of its outstanding stock. This plan expires on December 31, 2019.

ITEM 6.  Selected Financial Data

The following summary of financial and other information about the Company is derived from the Company’s audited consolidated financial statements for each of the last five fiscal years ended December 31 and should be read in conjunction with Item 7 and the Company’s consolidated financial statements and accompanying notes, included elsewhere in this report:

	Year ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Interest, fee and dividend income	$344,255	$309,407	$286,947	$273,224	$275,081
Interest expense	38,626	25,914	22,506	20,616	23,203
Net interest income	305,629	283,493	264,441	252,608	251,878
Provision for loan losses	28,828	30,988	25,431	18,285	19,539
Noninterest income excluding net securities (losses) gains	131,103	119,437	116,357	115,394	125,935
Net securities (losses) gains	(6,341)	1,867	(644)	3,087	92
Noninterest expense	264,561	245,648	235,922	236,176	246,063
Income before income taxes	137,002	128,161	118,801	116,628	112,303
Net income	112,566	82,151	78,409	76,425	75,074

Per common share
Basic earnings	$2.58	$1.89	$1.81	$1.74	$1.71
Diluted earnings	2.56	1.87	1.80	1.72	1.69
Cash dividends paid	0.99	0.92	0.90	0.87	0.84
Book value at year-end	23.31	22.01	21.11	20.31	19.69
Tangible book value at year-end (1)	16.66	15.54	14.61	13.79	13.22
Average diluted common shares outstanding	44,020	43,905	43,622	44,389	44,395

Securities available for sale, at fair value	$998,496	$1,255,925	$1,338,290	$1,174,544	$1,013,171
Securities held to maturity, at amortized cost	783,599	484,073	527,948	471,031	454,361
Loans	6,887,709	6,583,639	6,196,978	5,882,642	5,591,959
Allowance for loan losses	72,505	69,500	65,200	63,018	66,359
Assets	9,556,363	9,136,812	8,867,268	8,262,646	7,807,340
Deposits	7,368,211	7,170,636	6,973,688	6,604,843	6,299,605
Borrowings	1,046,616	909,188	886,986	674,124	548,943
Stockholders’ equity	1,017,909	958,177	913,316	882,004	864,181

Key ratios
Return on average assets	1.20%	0.91%	0.92%	0.96%	0.97%
Return on average equity	11.49%	8.71%	8.74%	8.70%	8.84%
Average equity to average assets	10.47%	10.45%	10.49%	10.98%	10.95%
Net interest margin	3.58%	3.47%	3.43%	3.50%	3.61%
Dividend payout ratio	38.67%	49.20%	50.00%	49.92%	49.16%
Tier 1 leverage	9.52%	9.14%	9.11%	9.44%	9.39%
Common equity tier 1 capital ratio	10.49%	10.06%	9.98%	10.20%	N/A
Tier 1 risk-based capital	11.79%	11.42%	11.42%	11.73%	12.32%
Total risk-based capital	12.78%	12.42%	12.39%	12.74%	13.50%

(1)	Tangible book value calculation (non-GAAP):

	Year ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Stockholders' equity	$1,017,909	$958,177	$913,316	$882,004	$864,181
Intangibles	290,368	281,463	281,254	283,222	283,951
Tangible equity	727,541	676,714	632,062	598,782	580,230
Diluted common shares outstanding	43,673	43,543	43,258	43,431	43,896
Tangible book value	$16.66	$15.54	$14.61	$13.79	$13.22

Selected Quarterly Financial Data

	2018				2017
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest, fee and dividend income	$90,524	$88,204	$84,767	$80,760	$80,230	$78,847	$75,894	$74,436
Interest expense	11,649	10,677	9,026	7,274	6,779	6,917	6,273	5,945
Net interest income	78,875	77,527	75,741	73,486	73,451	71,930	69,621	68,491
Provision for loan losses	6,528	6,026	8,778	7,496	8,153	7,889	7,567	7,379
Noninterest income excluding net securities (losses) gains	32,862	32,969	34,067	31,205	29,603	30,782	30,302	28,750
Net securities (losses) gains	(6,916)	412	91	72	1,869	(4)	2	-
Noninterest expense	68,904	66,497	64,888	64,272	63,444	60,601	60,321	61,282
Net income	28,652	29,807	28,121	25,986	17,637	22,876	21,359	20,279
Basic earnings per share	$0.66	$0.68	$0.64	$0.60	$0.40	$0.52	$0.49	$0.47
Diluted earnings per share	$0.65	$0.68	$0.64	$0.59	$0.40	$0.52	$0.49	$0.46
Annualized net interest margin	3.61%	3.57%	3.57%	3.57%	3.52%	3.47%	3.44%	3.46%
Annualized return on average assets	1.20%	1.25%	1.21%	1.15%	0.77%	1.00%	0.95%	0.92%
Annualized return on average equity	11.34%	11.96%	11.64%	10.99%	7.27%	9.55%	9.11%	8.94%
Weighted average diluted common shares outstanding	44,060	44,051	44,017	43,975	43,958	43,915	43,901	43,883

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

General

The financial review that follows focuses on the factors affecting the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiaries, the Bank, NBT Financial Services and NBT Holdings during 2018 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent ("FTE") basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2018 and 2017 and for each of the years in the three-year period ended December 31, 2018 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2018 presentation.

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

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provision for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the current evaluation of collateral values is reasonable, if collateral values were significantly lower, the Company’s allowance for loan loss policy would also require additional provision for loan losses.

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

The Company’s policies on the allowance for loan losses, pension accounting and provision for income taxes are disclosed in Note 1 to the consolidated financial statements. A more detailed description of the allowance for loan losses is included in the section captioned “Risk Management – Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. All significant pension accounting assumptions and income tax assumptions are disclosed in Notes 13 and 12 to the consolidated financial statements, respectively. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company's results for the fiscal year ended December 31, 2018:

●	diluted earnings per share up 37% from prior year

●	earnings in excess of $100 million for the first time in the 163 year history of the Company

●	loan growth for the year ended December 31, 2018 of 4.6%

●	average demand deposits for the year ended December 31, 2018 up 4.7% over 2017

●	FTE net interest margin of 3.58% for year ended December 31, 2018 up 11 bps from 2017

●	full cycle deposit beta of 6.9% through the quarter ended December 31, 2018[1]

(1) The change in the Company's quarterly deposit costs from December 31, 2015 to December 31, 2018 of 0.15% divided by the change in FRB's target fed funds rate from December 31, 2015 to December 31, 2018 of 2.25%.

The Company reported net income of $112.6 million or $2.56 per diluted share for 2018, up 37.0% from net income of $82.2 million or $1.87 per diluted share for 2017. Net interest income was $305.6 million for the year ended December 31, 2018, up $22.1 million, or 7.8%, from 2017. FTE net interest margin of 3.58% for the year ended December 31, 2018, was up from 3.47% for the year ended December 31, 2017. Average interest earning assets were up $320.1 million, or 3.9%, for the year ended December 31, 2018 as compared to 2017. The provision for loan losses totaled $28.8 million for the year ended December 31, 2018, as compared with $31.0 million for the year ended December 31, 2017. Significant non-recurring transactions occurring in the fourth quarter 2018 included a one-time tax benefit of $5.5 million related to tax return accounting method changes and $6.6 million in losses on securities sold due to the restructuring of a portion of the investment securities portfolio.

2019 Outlook

The Company’s 2018 earnings reflected the Company’s continued ability to manage through the existing economic conditions and challenges in the financial services industry, while investing in the Company’s future. During 2018, the Company, along with other financial services companies, benefitted from rising asset yields with limited increases in deposit costs. Significant items that may have an impact on 2019 results include:

●
continued strong economic conditions may lead to further increases in interest rates. This would result in principal and interest payments on currently outstanding loans and investments being reinvested at higher rates. In addition, rising market rates would likely increase deposit and borrowing costs from current low levels. This could potentially offset, or more than offset, the benefits of higher rates on our earning assets. The magnitude and timing of interest rate increases, if any, along with the shape of the yield curve, will impact net interest income in 2019.

●	slower economic growth could reduce demand for credit, slowing loan growth.

●	the Company's continued focus on long-term strategies including growth in the New England markets, diversification of revenue, improving operating efficiencies and investing in technology.

●
the Company’s 2019 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in ITEM 1A. RISK FACTORS.

Asset/Liability Management

The Company attempts to maximize net interest income and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposit products and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company’s asset mix and sources of funds, and the resulting impact on net interest income, on a FTE basis, are discussed below. The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 21% for 2018 and 35% for 2017 and 2016.

Average Balances and Net Interest Income

	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term interest bearing accounts	$3,377	$183	5.42%	$9,636	$179	1.86%	$16,301	$95	0.58%
Securities available for sale (1)(3)	1,210,013	27,081	2.24%	1,350,995	28,969	2.14%	1,237,930	24,450	1.98%
Securities held to maturity (1)	567,117	14,657	2.58%	507,583	13,490	2.66%	487,837	12,255	2.51%
Federal Reserve Bank and FHLB stock	48,214	3,083	6.39%	46,673	2,634	5.64%	38,867	1,973	5.08%
Loans (2)	6,765,748	301,258	4.45%	6,359,447	267,934	4.21%	6,035,513	251,723	4.17%
Total interest earning assets	$8,594,469	$346,262	4.03%	$8,274,334	$313,206	3.79%	$7,816,448	$290,496	3.72%
Other assets (3)	764,670			752,258			740,506
Total assets	$9,359,139			$9,026,592			$8,556,954

Liabilities and Stockholders' Equity:
Money market deposit accounts	$1,706,823	$8,314	0.49%	$1,697,386	$3,864	0.23%	$1,668,555	$3,599	0.22%
NOW deposit accounts	1,191,008	1,894	0.16%	1,153,361	1,051	0.09%	1,077,581	546	0.05%
Savings deposits	1,266,970	725	0.06%	1,214,480	683	0.06%	1,135,182	652	0.06%
Time deposits	866,388	11,211	1.29%	817,370	8,877	1.09%	905,126	9,569	1.06%
Total interest bearing deposits	$5,031,189	$22,144	0.44%	$4,882,597	$14,475	0.30%	$4,786,444	$14,366	0.30%
Short-term borrowings	727,635	10,552	1.45%	690,036	5,996	0.87%	497,654	2,309	0.46%
Long-term debt	80,195	1,790	2.23%	93,389	2,299	2.46%	118,860	3,204	2.70%
Junior subordinated debt	101,196	4,140	4.09%	101,196	3,144	3.11%	101,196	2,627	2.60%
Total interest bearing liabilities	$5,940,215	$38,626	0.65%	$5,767,218	$25,914	0.45%	$5,504,154	$22,506	0.41%
Demand deposits	2,321,264			2,217,785			2,045,465
Other liabilities	117,655			97,913			110,105
Stockholders' equity	980,005			943,676			897,230
Total liabilities and stockholders' equity	$9,359,139			$9,026,592			$8,556,954
Net interest income (FTE)		$307,636			$287,292			$267,990
Interest rate spread			3.38%			3.34%			3.31%
Net interest margin (FTE)			3.58%			3.47%			3.43%
Taxable equivalent adjustment		$2,007			$3,799			$3,549
Net interest income		$305,629			$283,493			$264,441

(1) Securities are shown at average amortized cost.
(2) For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3) For purposes of the average balance sheet presentation, equity securities amounts reclassified for the current period from securities available for sale to other assets, related to the adoption of Accounting Standard Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, in the first quarter of 2018.

2018 OPERATING RESULTS AS COMPARED TO 2017 OPERATING RESULTS

Net Interest Income

Net interest income for the year ended 2018 was $305.6 million, up $22.1 million, or 7.8%, from 2017. FTE net interest margin of 3.58% for the year ended December 31, 2018, was up from 3.47% for the year ended December 31, 2017 primarily due to asset yields increasing 24 basis points (“bps”), more than offsetting the 20 bp rise in the cost of interest bearing liabilities. Average interest earning assets were up $320.1 million, or 3.9%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, driven by a $406.3 million increase in loans that was partially offset by a $81.4 million decrease in securities. Interest income increased $34.8 million, or 11.3%, due to the increase in earning assets combined with a 24 bp improvement in loan yields. Interest expense was up $12.7 million, or 49.1%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017 resulting primarily from a 20 bp increase in rates on interest bearing liabilities driven by higher borrowing costs and a 14 bp increase in the cost of interest bearing deposits, combined with an increase in average interest bearing liabilities of $173.0 million. The FRB has raised its target fed funds rate nine times from December 2015 through December 2018 for a total of 225 bps. During this same cycle of increasing rates, the Company’s deposit rates have increased by 15 bps, resulting in a full cycle deposit beta of 6.9%.

Analysis of Changes in FTE Net Interest Income

	Increase (Decrease) 2018 over 2017			Increase (Decrease) 2017 over 2016
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$(173)	$177	$4	$(52)	$136	$84
Securities available for sale	(3,115)	1,227	(1,888)	2,331	2,188	4,519
Securities held to maturity	1,547	(380)	1,167	508	727	1,235
Federal Reserve Bank and FHLB stock	89	360	449	425	236	661
Loans	17,632	15,692	33,324	13,627	2,584	16,211
Total FTE interest income	$15,980	$17,076	$33,056	$16,839	$5,871	$22,710
Money market deposit accounts	22	4,428	4,450	63	202	265
NOW deposit accounts	35	808	843	41	464	505
Savings deposits	30	12	42	45	(14)	31
Time deposits	557	1,777	2,334	(948)	256	(692)
Short-term borrowings	343	4,213	4,556	1,132	2,555	3,687
Long-term debt	(307)	(202)	(509)	(644)	(261)	(905)
Junior subordinated debt	-	996	996	-	517	517
Total FTE interest expense	$680	$12,032	$12,712	$(311)	$3,719	$3,408
Change in FTE net interest income	$15,300	$5,044	$20,344	$17,150	$2,152	$19,302

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $406.3 million, or 6.4%, from 2017 to 2018. The yield on average loans increased from 4.21% in 2017 to 4.45% in 2018, as loan rates increased due to the interest rate environment in 2018. FTE interest income from loans increased 12.4%, from $267.9 million in 2017 to $301.3 million in 2018. This increase was due to the increases in yields and the average loan balances.

Total loans increased $304.1 million, or 4.6%, from December 31, 2017 to December 31, 2018. Increases in Commercial Real Estate, Specialty Lending and Residential Real Estate loans were the primary drivers of the increase in total loans from 2017 with  New York and New England markets accounting for the majority of the growth.

The following table reflects the loan portfolio by major categories for the years indicated:

Composition of Loan Portfolio

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Commercial	$1,291,568	$1,258,212	$1,242,701	$1,159,089	$1,144,761
Commercial Real Estate	1,930,742	1,769,620	1,543,301	1,430,618	1,334,984
Residential Real Estate	1,380,836	1,320,370	1,262,041	1,196,780	1,112,530
Dealer Finance	1,216,144	1,227,870	1,169,129	1,173,729	1,104,869
Specialty Lending	524,928	438,866	361,152	287,096	256,542
Home Equity	474,566	498,179	507,784	528,442	569,595
Other Consumer	68,925	70,522	110,870	106,888	68,678
Total loans	$6,887,709	$6,583,639	$6,196,978	$5,882,642	$5,591,959

Residential Real Estate consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the Commercial and Commercial Real Estate, consist primarily of loans made to small and medium-sized entities. Dealer Finance loans include indirect installment loans to individuals, which are primarily secured by automobiles. Other Consumer loans also consist of direct installment loans to individuals most secured by automobiles and other personal property. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. The Specialty Lending portfolio includes unsecured consumer loans across a national footprint originated through our relationship with national technology-driven consumer lending companies that began 10 years ago as the result of our investment in Springstone Financial LLC ("Springstone"). Advances of credit through this specialty lending business line are to prime borrowers and are subject to the Company's underwriting standards. As of December 31, 2018, there were $145.6 million in construction and development loans included in total loans.

Risks associated with the Commercial Real Estate portfolio include the ability of borrowers to pay interest and principal during the loan’s term, as well as the ability of the borrowers to refinance at the end of the loan term.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, summarizes the maturities of the commercial and commercial real estate loan portfolios and the sensitivity of those loans to interest rate fluctuations at December 31, 2018. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Maturities and Sensitivities of Certain Loans to Changes in Interest Rates

	Remaining maturity at December 31, 2018
(In thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total
Floating/adjustable rate:
Commercial and Commercial Real Estate	$464,923	$490,180	$1,418,506	$2,373,609
Fixed rate:
Commercial and Commercial Real Estate	89,736	448,861	310,104	848,701
Total	$554,659	$939,041	$1,728,610	$3,222,310

Securities and Corresponding Interest and Dividend Income

The average balance of securities available for sale ("AFS") decreased $141.0 million, or 10.4%, from 2017 to 2018. The FTE yield on average AFS securities was 2.24% for 2018 compared to 2.14% in 2017.

The average balance of securities held to maturity ("HTM") increased from $507.6 million in 2017 to $567.1 million in 2018. At December 31, 2018, HTM securities were comprised primarily of tax-exempt municipal securities and government-sponsored collateralized mortgage obligations("CMOs"). The FTE yield on HTM securities decreased from 2.66% in 2017 to 2.58% in 2018.

The average balance of Federal Reserve Bank and FHLB stock increased to $48.2 million in 2018 from $46.7 million in 2017. The FTE yield from investments in Federal Reserve Bank and FHLB stock increased from 5.64% in 2017 to 6.39% in 2018.

Securities Portfolio

	As of December 31,
	2018		2017		2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities:
Federal agency	$84,982	$84,299	$109,862	$108,899	$175,135	$174,408
State & municipal	30,136	29,915	42,171	41,956	47,053	46,726
Mortgage-backed	522,415	512,295	556,755	554,927	528,769	529,844
Collateralized mortgage obligations	380,093	371,987	546,754	535,994	574,253	566,573
Equity securities	-	-	10,623	14,149	15,849	20,739
Total AFS securities	$1,017,626	$998,496	$1,266,165	$1,255,925	$1,341,059	$1,338,290

HTM securities:
Federal agency	$19,995	$20,047	$-	$-	$-	$-
Mortgage-backed	179,848	178,190	96,775	96,107	97,201	96,112
Collateralized mortgage obligations	340,623	338,590	186,327	183,974	225,213	224,765
State & municipal	243,133	241,848	200,971	201,790	205,534	204,173
Total HTM securities	$783,599	$778,675	$484,073	$481,871	$527,948	$525,050

The Company's mortgage-backed securities, U.S. agency notes and CMOs are all “prime/conforming” and are guaranteed by Fannie Mae, Freddie Mac, the FHLB, the Federal Farm Credit Banks or Ginnie Mae (“GNMA”). GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2018:

(Dollars in thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
AFS debt securities:
Within one year	$44,262	$44,218	1.54%
From one to five years	84,391	83,441	2.59%
From five to ten years	163,400	160,898	2.73%
After ten years	725,573	709,939	2.74%
Total AFS debt securities	$1,017,626	$998,496

HTM debt securities:
Within one year	$85,778	$85,778	2.11%
From one to five years	62,441	62,558	3.14%
From five to ten years	213,184	210,480	2.34%
After ten years	422,196	419,859	3.12%
Total HTM debt securities	$783,599	$778,675

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased $173.0 million from 2017 and totaled $5.9 billion in 2018. The rate paid on interest-bearing liabilities increased from 0.45% in 2017 to 0.65% in 2018. This increase in rates and increase in average balances caused an increase in interest expense of $12.7 million, or 49.1%, from $25.9 million in 2017 to $38.6 million in 2018.

Deposits

Average interest bearing deposits increased $148.6 million, or 3.0%, from 2017 to 2018, due primarily to organic deposit growth. Average money market deposits increased $9.4 million, or 0.6% during 2018 compared to 2017. Average NOW accounts increased $37.6 million, or 3.3% during 2018 as compared to 2017. The average balance of savings accounts increased $52.5 million, or 4.3% during 2018 compared to 2017. These average balance of time deposits increased $49.0 million, or 6.0%, from 2017 to 2018. The average balance of demand deposits increased $103.5 million, or 4.7%, during 2018 compared to 2017. This growth in demand deposits was driven principally by increases in accounts from retail, municipal and commercial customers.

The rate paid on average interest-bearing deposits was 0.44% for 2018 and 0.30% for 2017. The rate paid for money market deposit accounts increased from 0.23% during 2017 to 0.49% during 2018. The rate paid for NOW deposit accounts increased from 0.09% in 2017 to 0.16% in 2018. The rate paid for savings deposits was 0.06% for 2018 and 2017. The rate paid for time deposits increased from 1.09% during 2017 to 1.29% during 2018.

The following table presents the maturity distribution of time deposits of $250,000 or more:

(In thousands)	December 31,2018
Within three months	$36,943
After three but within twelve months	64,334
After one but within three years	33,322
Over three years	11,524
Total	$146,123

Borrowings

Average short-term borrowings increased to $727.6 million in 2018 from $690.0 million in 2017 funding earning asset growth. The average rate paid on short-term borrowings increased from 0.87% in 2017 to 1.45% in 2018. Average long-term debt decreased from $93.4 million in 2017 to $80.2 million in 2018.

The average balance of junior subordinated debt remained at $101.2 million in 2018. The average rate paid for junior subordinated debt in 2018 was 4.09%, up from 3.11% in 2017.

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing of approximately $1.9 billion and $2.0 billion at December 31, 2018 and 2017, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2018	2017	2016
Insurance and other financial services revenue	$24,345	$23,532	$24,396
Service charges on deposit accounts	17,224	16,750	16,729
ATM and debit card fees	22,699	21,372	19,448
Retirement plan administration fees	26,992	20,213	16,063
Trust	19,524	19,586	18,565
Bank owned life insurance income	5,091	5,175	5,195
Net securities (losses) gains	(6,341)	1,867	(644)
Gain on the sale of equity investment	-	818	-
Other	15,228	11,991	15,961
Total noninterest income	$124,762	$121,304	$115,713

Noninterest income for the year ended December 31, 2018 was $124.8 million, up $3.5 million, or 2.9%, from the year ended December 31, 2017. The increase from the prior year was driven by higher retirement plan administration fees and an increase in other noninterest income that was partially offset by net securities losses in 2018. Retirement plan administration fees increased due to the acquisitions of Retirement Plan Services, LLC (“RPS”) in the second quarter of 2018 and of Downeast Pension Services in the second quarter of 2017. In the fourth quarter of 2018, the Company restructured the investment portfolio by selling $109 million lower yielding bonds and reinvesting the proceeds in higher yielding bonds, which resulted in a $6.6 million loss on securities sold. Other noninterest income in 2018 increased compared to 2017 due to non-recurring gains recognized in 2018. Excluding net securities (losses) gains, noninterest income for the year ended December 31, 2018 would have been $131.1 million, up $11.7 million, or 9.8%, from the year ended December 31, 2017.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2018	2017	2016
Salaries and employee benefits	$151,685	$135,222	$132,060
Occupancy	22,318	21,808	20,940
Data processing and communications	17,652	17,068	16,495
Professional fees and outside services	14,376	13,499	13,617
Equipment	17,037	15,225	14,295
Office supplies and postage	6,204	6,284	6,168
FDIC expenses	4,651	4,767	5,111
Advertising	2,782	2,744	2,556
Amortization of intangible assets	4,042	3,960	3,928
Loan collection and other real estate owned, net	4,217	4,763	3,458
Other	19,597	20,308	17,294
Total noninterest expense	$264,561	$245,648	$235,922

Noninterest expense for the year ended December 31, 2018 was $264.6 million, up $18.9 million, or 7.7%, from the year ended December 31, 2017. The increase from the prior year was driven by higher salaries and employee benefits due to the retirement plan services acquisitions in 2018 and 2017, higher incentive compensation and wage increases for over 60% of our employees from the Company’s commitment to invest a portion of the tax reform benefit in our employees.

Income Taxes

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the fourth quarter of the subsequent year for U.S. federal and state provisions.

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“TCJA”). The TCJA includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21% and establishing other tax laws affecting years subsequent to 2017. In connection with the analysis of the impact of the TCJA, the Company recorded a $4.4 million adjustment in the year ended December 31, 2017 for remeasurement of deferred tax assets and liabilities for the corporate rate reduction.

Income tax expense for the year ended December 31, 2018 was $24.4 million, down $21.6 million, or 46.9%, from the year ended December 31, 2017. The effective tax rate of 17.8% in 2018 was down from 35.9% in 2017. The decrease in income tax expense from the prior year was due to the lower effective tax rate resulting from the TCJA, a $5.5 million tax benefit recorded in the fourth quarter of 2018 primarily related to one-time income tax return accounting method changes during the fourth quarter of 2018, combined with the $4.4 million non-cash charge related to the enactment of the TCJA in 2017 for the Company’s deferred tax assets due to the tax rate reduction. This was partially offset by a higher level of taxable income and lower tax benefit from equity-based transactions. Excluding the tax benefit from equity-based transactions, the tax benefit in the fourth quarter of 2018 and the TCJA charge in 2017, the effective tax rate was 22.2% and 33.8% for the years ending December 31, 2018 and 2017, respectively. The adjusted income tax expense on the Company's income was different from the income tax expense at the Federal statutory rate of 21% for 2018 and 35% for 2017 due primarily to tax-exempt income and, to a lesser extent, the effect of state income taxes and Federal low income housing credits.

Risk Management – Credit Risk

Credit risk is managed through a network of loan officers, credit committees, loan policies and oversight from senior credit officers and Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in each loan portfolio. An ongoing independent review of individual credits in the commercial loan portfolio is performed by the independent loan review function. These components of the Company’s underwriting and monitoring functions are critical to the timely identification, classification and resolution of problem credits.

Nonperforming Assets

	As of December 31,
(Dollars in thousands)	2018	%	2017	%	2016	%	2015	%	2014	%
Nonaccrual loans:
Commercial, Agricultural and Real Estate loans	$11,804	46%	$12,485	48%	$19,351	54%	$14,655	43%	$18,226	45%
Residential Real Estate	6,526	26%	5,919	23%	8,027	23%	8,625	26%	10,867	26%
Consumer	4,068	16%	4,324	17%	4,653	13%	6,009	18%	8,086	20%
Troubled debt restructured loans	3,089	12%	2,980	12%	3,681	10%	4,455	13%	3,895	9%
Total nonaccrual loans	$25,487	100%	$25,708	100%	$35,712	100%	$33,744	100%	$41,074	100%

Loans 90 days or more past due and still accruing:
Commercial, Agricultural and Real Estate loans	$588	12%	$-	-	$-	-	$-	-	$84	2%
Residential Real Estate	1,182	23%	1,402	26%	1,733	36%	1,022	28%	1,927	39%
Consumer	3,315	65%	4,008	74%	3,077	64%	2,640	72%	2,930	59%
Total loans 90 days or more past due and still accruing	$5,085	100%	$5,410	100%	$4,810	100%	$3,662	100%	$4,941	100%

Total nonperforming loans	$30,572		$31,118		$40,522		$37,406		$46,015
Other real estate owned	2,441		4,529		5,581		4,666		3,964
Total nonperforming assets	$33,013		$35,647		$46,103		$42,072		$49,979

Total nonperforming loans to total loans	0.44%		0.47%		0.65%		0.64%		0.82%
Total nonperforming assets to total assets	0.35%		0.39%		0.52%		0.51%		0.64%
Total allowance for loan losses to nonperforming loans	237.16%		223.34%		160.90%		168.47%		144.21%

Total nonperforming assets were $33.0 million at December 31, 2018, compared to $35.6 million at December 31, 2017. Nonperforming loans at December 31, 2018 were $30.6 million or 0.44% of total loans compared with $31.1 million or 0.47% of total loans at December 31, 2017. Included in nonperforming loans are $2.1 million and $2.4 million of nonaccrual loans in the acquired loan portfolio at December 31, 2018 and 2017, respectively. Excluding nonaccrual acquired loans, originated nonperforming loans to originated loans was 0.43% and 0.46% at December 31, 2018 and 2017, respectively.

The Company recorded a provision for loan losses of $28.8 million for the year ended December 31, 2018 compared with $31.0 million for the year ended December 31, 2017. Net charge-offs to average loans for the year ended December 31, 2018 were 0.38%, compared with 0.42% for the year ended December 31, 2017. The allowance for loan losses was 237.16% of nonperforming loans at December 31, 2018 as compared to 223.34% at December 31, 2017. The allowance for loan losses as a percentage of loans was 1.05% (1.10% excluding acquired loans with no related allowance recorded) at December 31, 2018 compared to 1.06% (1.12% excluding acquired loans with no related allowance recorded) at December 31, 2017.

Impaired loans, which primarily consist of nonaccruing Commercial, Commercial Real Estate and Residential Real Estate loans, as well as loans that have been modified in a troubled debt restructuring (“TDR”), decreased to $20.6 million at December 31, 2018 as compared to $21.1 million at December 31, 2017. At December 31, 2018, $0.2 million of the total impaired loans had a specific reserve allocation of $25 thousand compared to $1.0 million of impaired loans at December 31, 2017, which had a specific reserve allocation of $57 thousand.

The allowance for loan losses is maintained at a level estimated by management to provide adequately for risk of probable incurred losses inherent in the current loan portfolio. The adequacy of the allowance for loan losses is continuously monitored using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio’s risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable incurred credit losses inherent in the current loan portfolio.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the degree of judgement exercised in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated results of operations.

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

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectability of the portfolio. For individually analyzed loans, these factors include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans, estimates of the Company’s exposure to credit loss reflect a thorough current assessment of a number of factors, which affect collectability. These factors include: past loss experience; the size, trend, composition and nature of the loans; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgement about information available to them at the time of their examination, which may not be currently available to management.

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses. These are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. Management considers the allowance for loan losses to be appropriate based on evaluation and analysis of the loan portfolio.

Total net charge-offs for 2018 were $25.8 million, down from $26.7 million in 2017. Net charge-offs to average loans was 0.38% for 2018 as compared with 0.42% for 2017. For the originated portfolio, net charge-offs to average loans for the year ended December 31, 2018 was 0.40%, compared to 0.44% for 2017. Gross charge-offs were up to $34.1 million for 2018 from $33.1 million for 2017. Recoveries were up to $8.3 million for 2018 from $6.4 million for 2017.

Allowance for Loan Losses

(Dollars in thousands)	2018	2017	2016	2015	2014
Balance at January 1	$69,500	$65,200	$63,018	$66,359	$69,434
Loans charged-off
Commercial and Agricultural	3,463	4,169	4,592	5,718	9,414
Residential Real Estate	913	1,846	1,343	2,229	1,417
Consumer*	29,752	27,072	23,364	18,140	16,642
Total loans charged-off	$34,128	$33,087	$29,299	$26,087	$27,473
Recoveries
Commercial and Agricultural	$1,178	$1,077	$1,887	$1,014	$1,774
Residential Real Estate	306	180	293	320	285
Consumer*	6,821	5,142	3,870	3,127	2,800
Total recoveries	$8,305	$6,399	$6,050	$4,461	$4,859
Net loans charged-off	$25,823	$26,688	$23,249	$21,626	$22,614

Provision for loan losses	$28,828	$30,988	$25,431	$18,285	$19,539
Balance at December 31	$72,505	$69,500	$65,200	$63,018	$66,359
Allowance for loan losses to loans outstanding at end of year	1.05%	1.06%	1.05%	1.07%	1.19%
Net charge-offs to average loans outstanding	0.38%	0.42%	0.39%	0.38%	0.41%

* Consumer charge-off and recoveries include consumer and home equity.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $90.0 million in potential problem loans at December 31, 2018 as compared to $57.7 million at December 31, 2017. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” At December 31, 2018, there were 21 potential problem loans exceeding $1.0 million, totaling $45.8 million in aggregated compared to 17 potential problem loans exceeding $1.0 million, totaling $33.2 million in aggregate at December 31, 2017. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

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

Allocation of the Allowance for Loan Losses

	December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of of Loans
Commercial and Agricultural	$32,759	47%	$27,606	46%	$25,444	45%	$25,545	44%	$32,433	44%
Residential Real Estate	2,568	20%	5,064	20%	6,381	20%	7,960	20%	7,130	20%
Consumer	37,178	33%	36,830	34%	33,375	35%	29,253	36%	26,720	36%
Unallocated	-	-	-	-	-	-	260	-	76	-
Total	$72,505	100%	$69,500	100%	$65,200	100%	$63,018	100%	$66,359	100%

The Company’s accounting policy relating to the allowance for loan losses requires a review of each significant loan type within the loan portfolio, considering asset quality trends for each type, including, but not limited to, delinquencies, nonaccruals, historical charge-off experience and specific economic factors such as changes in unemployment statistics and used car prices. Based on this review, management believes the reserve allocations are adequate to address any trends in asset quality indicators. As a result of the general improvement and stabilization of asset quality indicators in 2018, as well as the aforementioned review of the loan portfolio, the allowance for loan losses as a percentage of originated loans decreased from 1.12% as of December 31, 2017 to 1.10% as of December 31, 2018. Acquired loans were recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan losses. Generally, the fair value discount represents expected credit losses, net of market interest rate adjustments. The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method.

At December 31, 2018 and 2017, approximately 59%, respectively, of the Company’s loans were secured by real estate located in central and northern New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont and southern coastal area of Maine. Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to acquisitions, or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans. As of December 31, 2018, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.10% and 254.92%, respectively. As of December 31, 2017, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.12% and 243.85%, respectively.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At December 31, 2018 and 2017, the Company's Basic Surplus measurement was 11.2% and 12.0% of total assets, or $1.1 billion and $1.1 billion, respectively, which were above the Company's minimum of 5% (calculated at $477.8 million and $456.8 million, of period end total assets at December 31, 2018 and 2017, respectively) set forth in its liquidity policies.

At December 31, 2018 and 2017, FHLB advances outstanding totaled $795.8 million and $633.9 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $0.8 billion and $0.9 billion at December 31, 2018 and 2017, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $630.0 million and $541.2 million at December 31, 2018 and 2017, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to purchase brokered time deposits and borrow against established borrowing facilities with other banks (Federal funds), which could provide additional liquidity of $1.3 billion at December 31, 2018 and 2017. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans. At December 31, 2018 and 2017, the Bank had the capacity to borrow $854.7 million and $868.0 million, respectively, from this program. The Company's internal policies authorize borrowings up to 25% of assets. Under this policy, remaining available borrowings capacity totaled $1.5 billion at December 31, 2018 and $1.6 billion at December 31, 2017.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considered its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2019. Increasing market interest rates may increase competitive pressure on deposit pricing, which, in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2019. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%.

At December 31, 2018, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $147.8 million and $136.9 million in 2018 and 2017, respectively. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization and cash flows generated through changes in other assets and liabilities.

Net cash flows used by investing activities totaled $417.6 million and $305.2 million in 2018 and 2017, respectively. Critical elements of investing activities are loan and investment securities transactions.

Net cash flows provided by financing activities totaled $291.1 million and $178.8 million in 2018 and 2017, respectively. The critical elements of financing activities are proceeds from deposits, borrowings and stock issuance. In addition, financing activities are impacted by dividends and treasury stock transactions.

Contractual Obligations

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements, operating leases and other obligations at December 31, 2018 are as follows:

	Payments Due by Period
(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations	$20,000	$25,000	$25,039	$-	$-	$3,685	$73,724
Junior subordinated debt	-	-	-	-	-	101,196	101,196
Operating lease obligations	6,890	6,467	5,613	4,773	3,972	13,869	41,584
Capital lease obligations	188	149	78	8	-	-	423
IT/Software obligations	7,870	2,748	1,588	1,507	1,474	-	15,187
Data processing commitments	12,191	12,191	1,178	295	-	-	25,855
Total contractual obligations	$47,139	$46,555	$33,496	$6,583	$5,446	$118,750	$257,969
We have obligations under our pension, post-retirement plan, directors’ retirement and supplemental executive retirement plans as described in Note 13 to the consolidated financial statements. The supplemental executive retirement, pension and postretirement benefit and directors’ retirement payments represent actuarially determined future benefit payments to eligible plan participants.

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2018 and 2017, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $1.7 billion and $1.6 billion, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantee that would require liability-recognition or disclosure, other than its standby letters of credit. The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of one year and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. At December 31, 2018 and 2017, outstanding standby letters of credit were approximately $41.2 million and $41.1 million, respectively. The fair value of the Company’s standby letters of credit at December 31, 2018 and 2017 was not significant. The following table sets forth the commitment expiration period for standby letters of credit at:

(In thousands)	December 31, 2018
Within one year	$33,150
After one but within three years	4,696
After three but within five years	1,701
After five years	1,647
Total	$41,194

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

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $557.9 million and $586.7 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Company had approximately $0.5 million and $0.6 million, respectively, of mortgage servicing rights. At December 31, 2018 and 2017, the Company serviced $27.2 million and $29.1 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2018 and 2017. As of December 31, 2018 and 2017, the Company serviced $71 million and $71.2 million, respectively, of consumer loans serviced for Springstone.

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

The Company’s primary source of funds to pay interest on trust preferred debentures and pay cash dividends to its shareholders are dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2018 and 2017, approximately $174.1 million and $107.5 million, respectively, of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

Stock Repurchase Plan

The Company did not purchase shares of its common stock during the year ended December 31, 2018. As of December 31, 2018, there were 1,000,000 shares available for repurchase under a plan authorized on October 23, 2017, which expires on December 31, 2019.

Recent Accounting Updates

See Note 23 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.

2017 OPERATING RESULTS AS COMPARED TO 2016 OPERATING RESULTS

Net Interest Income

Net interest income was $283.5 million for the year ended December 31, 2017, up $19.1 million from 2016. FTE net interest margin was 3.47% for the year ended December 31, 2017 up from 3.43% for the year ended December 31, 2016. Average interest earning assets were up $457.9 million, or 5.9%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, driven by a $323.9 million increase in loans and a $132.8 million increase in securities. Interest income increased $22.5 million, or 7.8%, due to the increase in earning assets combined with a 7 basis point bp improvement in asset yields. Interest expense was up $3.4 million, or 15.1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and resulted primarily from a $263.1 million increase in the average balance of interest bearing liabilities and a 4 bp increase in rates driven by changes in mix and higher borrowing costs.

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

Securities and Corresponding Interest and Dividend Income

The average balance of AFS securities increased $113.1 million, or 9.1%, from 2016 to 2017. The FTE yield on average AFS securities was 2.14% for 2017 compared to 1.98% in 2016.

The average balance of HTM securities increased from $487.8 million in 2016 to $507.6 million in 2017. At December 31, 2017, HTM securities were comprised primarily of tax-exempt municipal securities. The FTE yield on HTM securities increased from 2.51% in 2016 to 2.66% in 2017.

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

Noninterest Income

Noninterest income for the year ended December 31, 2017 was $121.3 million, up $5.6 million, or 4.8%, from the year ended December 31, 2016. The increase in noninterest income from the prior year was driven by higher retirement plan administration fees, net securities gains (losses), ATM and debit card fees and trust revenues that were partially offset by lower other noninterest income and insurance and other financial services revenue during 2017 as compared to 2016. Retirement plan administration fees increased in 2017 as compared to the prior year due primarily to acquisitions completed in 2016 and the acquisition of  DPS in the second quarter of 2017. Net securities gains (losses) increased due to a gain recognized on the sale of securities in 2017 as compared to a net loss in 2016. ATM and debit card fees increased from the prior year due to a higher number of accounts and increased usage in 2017 as compared to 2016. Trust revenue increased from the prior year due to market returns and account growth. Other noninterest income decreased from 2016 to 2017 due to lower swap fee income and a net decrease in non-recurring items of $1.4 million. Insurance and other financial services revenue decreased from the prior year primarily due to the divestiture of a book of business in the third quarter of 2016. Noninterest income as a percent of total revenue excluding net securities gains (losses) and the gain on the sale of equity investment was 29.5% and 30.6% for the years ended December 31, 2017 and 2016, respectively.

Noninterest Expense

Noninterest expense for the year ended December 31, 2017 was $245.6 million, up $9.7 million, or 4.1% from 2016. This increase was due to higher salaries and employee benefits, loan collection and OREO expense and other noninterest expense. Other noninterest expense increased $3.9 million due to the write-down of an intangible asset no longer in use due to a change in business strategy combined with a favorable settlement of an accrual in 2016. Salaries and employee benefits increased from the prior year due to the acquisition of DPS in the second quarter of 2017 and higher medical costs. Loan collection and OREO expense increased from the prior year due primarily to commercial property write-downs.

Income Taxes

On December 22, 2017, the U.S. government enacted the TCJA. The TCJA included significant changes to the U.S. corporate income tax system including a federal corporate rate reduction from 35% to 21%. In connection with the analysis of the impact of the TCJA, the Company recorded a $4.4 million adjustment in the year ended December 31, 2017 for remeasurement of deferred tax assets and liabilities for the corporate rate reduction.

Income tax expense for the year ended December 31, 2017 was $46.0 million, up $5.6 million, or 13.9%, from $40.4 million, for the year ended December 31, 2016. The effective tax rate of 35.9% for 2017 was up from 34.0% for 2016. The increase from the prior year was primarily due to a higher level of taxable income in 2017 combined with the $4.4 million non-cash charge related to the enactment of the TCJA resulting in the remeasurement of the Company's deferred tax assets and liabilities arising from the lower federal tax rate.

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

In an attempt to manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. Management’s Asset Liability Committee ("ALCO"), meets monthly to review the Company’s interest rate risk position and profitability and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets (particularly prime and LIBOR-based loans) repricing downward faster than the interest bearing liabilities that remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a slight decline from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and CD accounts. Net interest income for the next twelve months in the +200/-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2018 balance sheet position:

Interest Rate Sensitivity Analysis

Change in interest rates (In basis points)	Percent change in net interest income
+200	(1.18%)
-100	(2.87%)

The Company anticipates that in the current environment of rising short-term interest rates, the trajectory of net interest income will depend significantly on the ability to manage deposit pricing in a competitive market. Through the end of 2018, deposit pricing has remained relatively stable through nine increases in the federal fund rate totaling 225 basis points. The Company anticipates that further increases in the federal funds rate will result in modest increases in deposit rates. In order to maintain the net interest margin in 2019, the Company will continue to focus on increasing earning assets and funding growth through lower cost core deposits.

Another tool used by ALCO to manage interest rate risk is financial modeling of net portfolio values (discounted present value of assets minus discounted present value of liabilities). The table below represents the percent change in net portfolio values from base case (flat rates) for +200/-100 instantaneous rate shocks:

Net Portfolio Value Sensitivity Analysis

Change in interest rates (In basis points)	Percent change in net portfolio value
+200	(9.63%)
-100	(8.81%)

ITEM  8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Albany, New York
March 1, 2019

Consolidated Balance Sheets
	As of December 31,
	2018	2017
(In thousands except share and per share data)
Assets
Cash and due from banks	$175,550	$156,852
Short-term interest bearing accounts	5,405	2,812
Equity securities, at fair value	23,053	-
Securities available for sale, at fair value	998,496	1,255,925
Securities held to maturity (fair value $778,675 and $481,871, respectively)	783,599	484,073
Trading securities	-	11,467
Federal Reserve and Federal Home Loan Bank stock	53,229	46,706
Loans held for sale	6,943	1,134
Loans	6,887,709	6,583,639
Less allowance for loan losses	72,505	69,500
Net loans	$6,815,204	$6,514,139
Premises and equipment, net	78,970	81,305
Goodwill	274,769	268,043
Intangible assets, net	15,599	13,420
Bank owned life insurance	177,479	172,388
Other assets	148,067	128,548
Total assets	$9,556,363	$9,136,812
Liabilities
Demand (noninterest bearing)	$2,361,099	$2,286,892
Savings, NOW and money market	4,076,434	4,076,978
Time	930,678	806,766
Total deposits	$7,368,211	$7,170,636
Short-term borrowings	871,696	719,123
Long-term debt	73,724	88,869
Junior subordinated debt	101,196	101,196
Other liabilities	123,627	98,811
Total liabilities	$8,538,454	$8,178,635
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2018 and 2017	$-	$-
Common stock, $0.01 par value; authorized 100,000,000 shares at December 31, 2018 and 2017, respectively; issued 49,651,493 at December 31, 2018 and 2017	497	497
Additional paid-in-capital	575,466	574,209
Retained earnings	621,203	543,713
Accumulated other comprehensive loss	(43,174)	(22,077)
Common stock in treasury, at cost, 5,978,527 and 6,108,684 shares at December 31, 2018 and 2017, respectively	(136,083)	(138,165)
Total stockholders’ equity	$1,017,909	$958,177
Total liabilities and stockholders’ equity	$9,556,363	$9,136,812

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
	Years ended December 31,
	2018	2017	2016
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$300,827	$267,096	$250,994
Securities available for sale	26,920	28,564	24,033
Securities held to maturity	13,242	10,934	9,852
Other	3,266	2,813	2,068
Total interest, fee and dividend income	$344,255	$309,407	$286,947
Interest expense
Deposits	$22,144	$14,475	$14,366
Short-term borrowings	10,552	5,996	2,309
Long-term debt	1,790	2,299	3,204
Junior subordinated debt	4,140	3,144	2,627
Total interest expense	$38,626	$25,914	$22,506
Net interest income	$305,629	$283,493	$264,441
Provision for loan losses	28,828	30,988	25,431
Net interest income after provision for loan losses	$276,801	$252,505	$239,010
Noninterest income
Insurance and other financial services revenue	$24,345	$23,532	$24,396
Service charges on deposit accounts	17,224	16,750	16,729
ATM and debit card fees	22,699	21,372	19,448
Retirement plan administration fees	26,992	20,213	16,063
Trust	19,524	19,586	18,565
Bank owned life insurance	5,091	5,175	5,195
Net securities (losses) gains	(6,341)	1,867	(644)
Gain on the sale of equity investment	-	818	-
Other	15,228	11,991	15,961
Total noninterest income	$124,762	$121,304	$115,713
Noninterest expense
Salaries and employee benefits	$151,685	$135,222	$132,060
Occupancy	22,318	21,808	20,940
Data processing and communications	17,652	17,068	16,495
Professional fees and outside services	14,376	13,499	13,617
Equipment	17,037	15,225	14,295
Office supplies and postage	6,204	6,284	6,168
FDIC expenses	4,651	4,767	5,111
Advertising	2,782	2,744	2,556
Amortization of intangible assets	4,042	3,960	3,928
Loan collection and other real estate owned, net	4,217	4,763	3,458
Other	19,597	20,308	17,294
Total noninterest expense	$264,561	$245,648	$235,922
Income before income tax expense	$137,002	$128,161	$118,801
Income tax expense	24,436	46,010	40,392
Net income	$112,566	$82,151	$78,409
Earnings per share
Basic	$2.58	$1.89	$1.81
Diluted	$2.56	$1.87	$1.80

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Years ended December 31,
	2018	2017	2016
(In thousands)
Net income	$112,566	$82,151	$78,409
Other comprehensive (loss) income, net of tax:

Securities available for sale:
Unrealized net holding (losses) arising during the period, gross	$(11,985)	$(6,915)	$(8,618)
Tax effect	2,996	2,845	3,353
Unrealized net holding (losses) arising during the period, net	$(8,989)	$(4,070)	$(5,265)

Reclassification adjustment for net losses (gains) in net income, gross	$6,622	$(1,869)	$644
Tax effect	(1,655)	716	(251)
Reclassification adjustment for net losses (gains) in net income, net	$4,967	$(1,153)	$393

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$688	$875	$1,094
Tax effect	(172)	(335)	(426)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$516	$540	$668

Reclassification adjustment for an impairment write-down of equity security, gross	$-	$1,312	$-
Tax effect	-	(501)	-
Reclassification adjustment for an impairment write-down of equity security, net	$-	$811	$-

Total securities available for sale, net	$(3,506)	$(3,872)	$(4,204)

Cash flow hedges:
Unrealized gains on derivatives (cash flow hedges), gross	$1,218	$901	$2,832
Tax effect	(304)	(350)	(1,102)
Unrealized gains on derivatives (cash flow hedges), net	$914	$551	$1,730

Reclassification of net unrealized (gains) losses on cash flow hedges to interest (income) expense, gross	$(2,300)	$(292)	$69
Tax effect	575	113	(27)
Reclassification of net unrealized (gains) losses on cash flow hedges to interest (income) expense, net	$(1,725)	$(179)	$42

Total cash flow hedges, net	$(811)	$372	$1,772

Pension and other benefits:
Amortization of prior service cost and actuarial gains, gross	$1,145	$1,852	$2,370
Tax effect	(286)	(740)	(949)
Amortization of prior service cost and actuarial gains, net	$859	$1,112	$1,421

(Increase) decrease in unrecognized actuarial loss, gross	$(12,457)	$2,401	$3,154
Tax effect	3,038	(570)	(1,245)
(Increase) decrease in unrecognized actuarial loss, net	$(9,419)	$1,831	$1,909

Total pension and other benefits, net	$(8,560)	$2,943	$3,330

Total other comprehensive (loss) income	$(12,877)	$(557)	$898
Comprehensive income	$99,689	$81,594	$79,307

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2015	$497	$576,726	$462,232	$(22,418)	$(135,033)	$882,004
Net income	-	-	78,409	-	-	78,409
Cash dividends - $0.90 per share	-	-	(38,880)	-	-	(38,880)
Purchase of 675,535 treasury shares	-	-	-	-	(17,193)	(17,193)
Net issuance of 502,585 shares to employee and other stock plans, including tax benefit	-	(6,026)	-	-	9,726	3,700
Stock-based compensation	-	4,378	-	-	-	4,378
Other comprehensive income	-	-	-	898	-	898
Balance at December 31, 2016	$497	$575,078	$501,761	$(21,520)	$(142,500)	$913,316
Net income	-	-	82,151	-	-	82,151
Cash dividends - $0.92 per share	-	-	(40,104)	-	-	(40,104)
Net issuance of 285,059 shares to employee and other stock plans	-	(4,608)	-	-	4,335	(273)
Stock-based compensation	-	3,739	(95)	-	-	3,644
Other comprehensive (loss)	-	-	-	(557)	-	(557)
Balance at December 31, 2017	$497	$574,209	$543,713	$(22,077)	$(138,165)	$958,177
Net income	-	-	112,566	-	-	112,566
Cumulative effect adjustment ASU 2016-01 implementation			2,618	(2,645)		(27)
Cumulative effect adjustment for ASU 2018-02 implementation			5,575	(5,575)		-
Cash dividends - $0.99 per share	-	-	(43,269)	-	-	(43,269)
Net issuance of 130,157 shares to employee and other stock plans	-	(2,679)	-	-	2,082	(597)
Stock-based compensation	-	3,936	-	-	-	3,936
Other comprehensive (loss)	-	-	-	(12,877)	-	(12,877)
Balance at December 31, 2018	$497	$575,466	$621,203	$(43,174)	$(136,083)	$1,017,909

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
	Years ended December 31,
	2018	2017	2016
(In thousands)
Operating activities
Net income	$112,566	$82,151	$78,409
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	28,828	30,988	25,431
Depreciation and amortization of premises and equipment	9,280	9,056	9,023
Net amortization on securities	4,007	4,786	5,278
Amortization of intangible assets	4,042	3,960	3,928
Excess tax (benefit) on stock-based compensation	(543)	(1,769)	(1,055)
Stock-based compensation expense	3,936	3,644	4,378
Bank owned life insurance income	(5,091)	(5,175)	(5,195)
Trading security purchases	-	(1,586)	(287)
Net unrealized losses on trading securities	-	(623)	(594)
Proceeds from sales of loans held for sale	102,547	111,284	96,603
Originations and purchases of loans held for sale	(108,070)	(111,206)	(96,692)
Net gains on sales of loans held for sale	(286)	(349)	(499)
Net security losses (gains)	6,341	(1,867)	644
Net gains on sales and write-down of other real estate owned	(230)	(221)	(687)
Gain on sale of equity investment	-	(818)	-
Impairment write-down of equity security	-	1,312	-
Impairment write-down of goodwill and intangible assets	-	1,530	2,565
Gain on asset sold	-	-	(2,462)
Re-evaluation of deferred tax amounts from Tax Act	-	4,407	-
Net change in other assets and other liabilities	(9,554)	7,400	(8,223)
Net cash provided by operating activities	$147,773	$136,904	$110,565
Investing activities
Net cash used in acquisitions	$(7,884)	$(4,000)	$(2,000)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	259,446	290,613	324,781
Proceeds from sales	101,315	14,788	98,466
Purchases	(132,448)	(233,804)	(597,428)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	100,738	103,759	100,893
Proceeds from sales	-	764	-
Purchases	(400,602)	(60,706)	(157,418)
Equity securities:
Proceeds from sales	3,318	-	-
Purchases	(2)	-	-
Other:
Net increase in loans	(331,166)	(419,114)	(344,448)
Proceeds from Federal Home Loan Bank stock redemption	246,844	248,887	158,818
Purchases of Federal Home Loan Bank stock	(253,367)	(248,560)	(169,178)
Proceeds from settlement of bank owned life insurance	-	799	1,477
Purchase of bank owned life insurance	-	-	(47,250)
Purchases of premises and equipment, net	(7,402)	(6,691)	(3,308)
Proceeds from sale of equity investment	-	818	-
Proceeds from sales of other real estate owned	3,591	7,254	6,635
Net cash used in investing activities	$(417,619)	$(305,193)	$(629,960)
Financing activities
Net increase in deposits	$197,575	$196,948	$368,845
Net increase in short-term borrowings	152,573	37,419	239,222
Proceeds from issuance of long-term debt	25,000	25,000	23,880
Repayments of long-term debt	(40,145)	(40,218)	(50,240)
Proceeds from the issuance of shares to employee and other stock plans	1,296	3,309	6,032
Cash paid by employer for tax-withholding on stock issuance	(1,893)	(3,582)	(3,387)
Purchase of treasury stock	-	-	(17,193)
Cash dividends	(43,269)	(40,104)	(38,880)
Net cash provided by financing activities	$291,137	$178,772	$528,279
Net increase in cash and cash equivalents	$21,291	$10,483	$8,884
Cash and cash equivalents at beginning of year	159,664	149,181	140,297
Cash and cash equivalents at end of year	$180,955	$159,664	$149,181

	Years ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$36,691	$25,887	$22,466
Income taxes paid, net of refund	31,898	33,675	40,879
Noncash investing activities:
Loans transferred to other real estate owned	$1,273	$5,981	$6,863
Acquisitions:
Fair value of assets acquired	$6,274	$3,096	$2,584

See accompanying notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

Securities

The Company classifies its securities at date of purchase as either held to maturity ("HTM"), trading, available for sale ("AFS") or equity. HTM debt securities are those that the Company has the ability and intent to hold until maturity. Trading securities are securities purchased with the intent to sell within a short period of time. AFS debt securities are securities that are not classified as HTM or trading securities. AFS securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on AFS securities are excluded from earnings and are reported in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income as a component of accumulated other comprehensive income or loss ("AOCI"). HTM securities are recorded at amortized cost. Trading securities and equity securities are recorded at fair value, with net unrealized gains and losses recognized in income. Transfers of securities between categories are recorded at fair value at the date of transfer. Non-marketable equity securities are carried at cost. Equity securities without readily determinable fair values are carried at cost. The Company performs a qualitative assessment to determine whether investments are impaired. Downward or upward adjustments are recognized through the income statement.

Declines in the fair value of AFS and HTM securities below their amortized cost, less any current period credit loss, that are deemed to be OTTI are reflected in earnings as a realized loss, or in other comprehensive income ("OCI"). The classification is dependent upon whether the Company intends to sell the security, or whether it is more likely than not, that the Company will be required to sell the security before recovery. The OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors. The amount of the total OTTI impairment related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in OCI, net of applicable taxes.

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

Loan Held for Sale and Loan Servicing

Loans held for sale are recorded at the lower of cost or fair value on an individual basis. Loan sales are recorded when the sales are funded. Gains and losses on sales of loans held for sale are included in other noninterest income in the Consolidated Statements of Income. Mortgage loans held for sale are generally sold with servicing rights retained. Mortgage servicing rights are recorded at fair value upon sale of the loan, and are amortized in proportion to and over the period of estimated net servicing income.

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

If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected. For all loan classes within the Company’s loan portfolio, nonaccrual loans are returned to accrual status when they become current as to principal and interest and demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest. For loans in all portfolios, the principal amount is charged off in full or in part as soon as management determines, based on available facts, that the collection of principal in full or in part is improbable. For Commercial loans, management considers specific facts and circumstances relative to individual credits in making such a determination. For Consumer and Residential Real Estate loan classes, management uses specific guidance and thresholds from the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy.

Commercial type loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring (“TDR”). In determining that the Company will be unable to collect all principal and/or interest payments due in accordance with the contractual terms of the loan agreements, the Company considers factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated.

A loan is considered to be a TDR when the Company grants a concession to the borrower because of the borrower’s financial condition that the Company would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of all or a portion of principal or interest or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. TDR loans are nonaccrual loans; however, they can be returned to accrual status after a period of performance, generally evidenced by six months of compliance with their modified terms.

When the Company modifies a loan in a troubled debt restructuring, management evaluates for impairment, if any, based on the present value of the expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs. If management determines that the value of the modified loan is less than the recorded investment in the loan an impairment charge would be recognized.

Acquired Loans

Acquired loans are initially measured at fair value as of the acquisition date without carryover of historical allowance for loan losses.

For loans that meet the criteria stipulated in Accounting Standards Codification (“ASC”) 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, the Company shall recognize the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan's contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference shall not be recognized as an adjustment of yield, a loss accrual or a valuation allowance. Decreases in the expected cash flows in subsequent periods require the establishment of an allowance for loan losses. Improvements in expected cash flows in future periods result in a reduction of the nonaccretable discount, with such amount reclassified as part of the accretable yield and subsequently recognized in interest income over the remaining lives of the acquired loans on a level-yield basis if the amount and timing of future cash flows is reasonably estimable.

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

Allowance for Loan Losses

The allowance for loan losses is the amount, which in the opinion of management, is necessary to absorb probable incurred losses inherent in the loan portfolio. The allowance is determined based upon numerous considerations, including local and regional conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the independent loan review staff and management, as well as consideration of volume and trends of delinquencies, nonperforming loans and loan charge-offs. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. As a result of tests of adequacy, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses.

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

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, additions and reductions of the allowance for loan losses may fluctuate from one reporting period to another based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

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

Pension Costs

The Company maintains a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees, as well as supplemental employee retirement plans to certain current and former executives and a defined benefit postretirement healthcare plan that covers certain employees. Costs associated with these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.

Stock-Based Compensation

We maintain various long-term incentive stock benefit plans under which we grant restricted stock units to certain directors and key employees. We recognize compensation expense in our consolidated statements of income over the requisite service period, based on the grant-date fair value of the award. For restricted stock units, we recognize compensation expense ratably over the vesting period for the fair value of the award, measured at the grant date.

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

Comprehensive Income

At the Company, comprehensive income represents net income plus OCI, which consists primarily of the net change in unrealized gains (losses) on AFS debt securities for the period, changes in the funded status of employee benefit plans and unrealized gains (losses) on derivatives designated as hedging instruments. AOCI represents the net unrealized gains (losses) on AFS debt securities, the previously unrecognized portion of the funded status of employee benefit plans and the fair value of instruments designated as hedging instruments, net of income taxes, as of the consolidated balance sheet dates.

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

Other Financial Instruments

The Company is a party to certain instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit, standby letter of credit and certain Commercial loans sold to investors with recourse. The Company’s policy is to record such instruments when funded.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers. Under the standby letters of credit, the Company is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer's failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit typically have one year expirations with an option to renew upon annual review. The Company typically receives a fee for these transactions. The fair value of stand-by letters of credit is recorded upon inception.

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

Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASC Topic 606) ("ASC 606" and "ASU 2014-09"), and all subsequent ASUs that modified ASC 606. The implementation of ASC 606 did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities and certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives and certain credit card fees are also not in scope. ASC 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees and annuity and insurance commissions; however, the recognition of these revenue streams did not change significantly upon adoption of ASC 606.

Insurance and Other Financial Services Revenue

Insurance and other financial services revenue primarily consists of commissions received on insurance and brokered investment product sales. The Company acts as an intermediary between the Company's customer and the insurance carrier. The Company's performance obligation related to insurance sales for both property and casualty insurance and employee benefit plans is generally satisfied upon the later of the issuance or effective date of the policy. The Company earns performance based incentives, commonly known as contingency payments, which usually are based on certain criteria established by the insurance carrier such as premium volume, growth and insured loss ratios. Contingent payments are accrued for based upon management's expectations for the year. Commission expense associated with sales of insurance products is expensed as incurred. For other financial services revenue, the Company's performance obligation is generally satisfied upon the issuance of the annuity policy. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company does not earn a significant amount of trailing commission fees on insurance or brokered investment product sales. The majority of the trailing commission fees are calculated based on a percentage of market value of a period end and revenue is recognized when an investment product's market value can be determined.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606:

	Years ended December 31,
(In thousands)	2018	2017	2016
Noninterest income
In-Scope of ASC 606:
Insurance and other financial services revenue	$24,345	$23,532	$24,396
Service charges on deposit accounts	17,224	16,750	16,729
ATM and debit card fees	22,699	21,372	19,448
Retirement plan administration fees	26,992	20,213	16,063
Trust	19,524	19,586	18,565
Other	15,228	11,991	15,961
Total noninterest income in-scope of ASC 606	$126,012	$113,444	$111,162
Total noninterest income out-of-scope of ASC 606	$(1,250)	$7,860	$4,551
Total noninterest income	$124,762	$121,304	$115,713

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018, 2017 and 2016, the Company did not have any significant contract balances.

Contract Acquisition Costs

ASC 606 requires the capitalization, and subsequently amortization into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company elected the practical expedient, which allows immediate expensing of contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less, and did not capitalize any contract acquisition costs upon adoption of ASC 606 as of or during the year ended December 31, 2018.

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

2.          Acquisitions

In 2018, the Company acquired Retirement Plan Services, LLC for a total consideration of $13.0 million. As part of the acquisition, the Company recorded goodwill of $6.7 million and $5.1 million contingent consideration recorded in other liabilities on the consolidated balance sheet as of December 31, 2018.

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

The operating results of acquired companies are included in the consolidated results after the dates of acquisition.

3.          Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2018
Federal agency	$84,982	$10	$693	$84,299
State & municipal	30,136	16	237	29,915
Mortgage-backed:
Government-sponsored enterprises	493,225	439	10,354	483,310
U.S. government agency securities	29,190	270	475	28,985
Collateralized mortgage obligations:
Government-sponsored enterprises	332,409	344	7,211	325,542
U.S. government agency securities	47,684	137	1,376	46,445
Total AFS securities	$1,017,626	$1,216	$20,346	$998,496
As of December 31, 2017
Federal agency	$109,862	$-	$963	$108,899
State & municipal	42,171	62	277	41,956
Mortgage-backed:
Government-sponsored enterprises	530,392	1,406	3,345	528,453
U.S. government securities	26,363	334	223	26,474
Collateralized mortgage obligations:
Government-sponsored enterprises	496,033	254	10,114	486,173
U.S. government securities	50,721	165	1,065	49,821
Equity securities	10,623	3,672	146	14,149
Total AFS securities	$1,266,165	$5,893	$16,133	$1,255,925

The components of net realized gains (losses) on the sale of AFS securities are as follows. These amounts were reclassified out of AOCI and into earnings:

	Years ended December 31,
(In thousands)	2018	2017	2016
Gross realized gains	$-	$2,241	$683
Gross realized (losses)	(6,622)	(372)	(1,327)
Net AFS realized (losses) gains	$(6,622)	$1,869	$(644)

There were no recorded gains from calls on AFS securities included in net gains (losses) from sales transactions as of December 31, 2018,  and approximately $0.1 million for each of the years ended December 31, 2017 and 2016.

There were no sales of HTM securities in the year ended December 31, 2018. In the year ended December 31, 2017, the Company recognized a loss of $2 thousand on HTM securities sales transactions. There were no sales of HTM securities in the year ended December 31, 2016.

AFS and HTM securities with amortized costs totaling $1.5 billion at December 31, 2018 and 2017 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2018 and 2017, AFS and HTM securities with an amortized cost of $215.3 million and $231.3 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2018
Federal agency	$19,995	$52	$-	$20,047
Mortgage-backed:
Government-sponsored enterprises	164,618	712	2,773	162,557
U.S. government agency securities	15,230	403	-	15,633
Collateralized mortgage obligations:
Government-sponsored enterprises	257,475	1,097	3,897	254,675
U.S. government agency securities	83,148	767	-	83,915
State & municipal	243,133	331	1,616	241,848
Total HTM securities	$783,599	$3,362	$8,286	$778,675
December 31, 2017
Mortgage-backed:
Government-sponsored enterprises	$96,357	$85	$810	$95,632
U.S. government agency securities	418	57	-	475
Collateralized mortgage obligations:
Government-sponsored enterprises	186,327	224	2,577	183,974
State & municipal	200,971	1,439	620	201,790
Total HTM securities	$484,073	$1,805	$4,007	$481,871

At December 31, 2018 and 2017, all of the mortgaged-backed HTM securities were comprised of U.S. government agency securities.

The following table sets forth information with regard to investment securities with unrealized losses segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of December 31, 2018
AFS securities:
Federal agency	$-	$-	-	$64,294	$(693)	6	$64,294	$(693)	6
State & municipal	1,715	(3)	3	22,324	(234)	35	24,039	(237)	38
Mortgage-backed	18,462	(65)	12	428,440	(10,764)	101	446,902	(10,829)	113
Collateralized Mortgage obligations	12,118	(69)	5	320,908	(8,518)	62	333,026	(8,587)	67
Total securities with unrealized losses	$32,295	$(137)	20	$835,966	$(20,209)	204	$868,261	$(20,346)	224

HTM securities:
Mortgage-backed	$-	$-	-	$82,579	$(2,773)	6	$82,579	$(2,773)	6
Collateralized mortgage obligations	4,386	(7)	2	145,396	(3,890)	26	149,782	(3,897)	28
State & municipal	18,907	(84)	30	58,258	(1,532)	86	77,165	(1,616)	116
Total securities with unrealized losses	$23,293	$(91)	32	$286,233	$(8,195)	118	$309,526	$(8,286)	150

As of December 31, 2017
AFS securities:
Federal agency	$64,653	$(242)	5	$44,246	$(721)	4	$108,899	$(963)	9
State & municipal	23,566	(200)	39	5,994	(77)	8	29,560	(277)	47
Mortgage-backed	317,630	(2,381)	55	58,316	(1,187)	24	375,946	(3,568)	79
Collateralized mortgage obligations	227,917	(2,658)	35	275,303	(8,521)	42	503,220	(11,179)	77
Equity securities	-	-	-	2,959	(146)	1	2,959	(146)	1
Total securities with unrealized losses	$633,766	$(5,481)	134	$386,818	$(10,652)	79	$1,020,584	$(16,133)	213

HTM securities:
Mortgage-backed	$15,477	$(140)	2	$33,703	$(670)	2	$49,180	$(810)	4
Collateralized mortgage obligations	118,476	(1,064)	17	37,614	(1,513)	6	156,090	(2,577)	23
State & municipal	22,387	(132)	40	15,720	(488)	24	38,107	(620)	64
Total securities with unrealized losses	$156,340	$(1,336)	59	$87,037	$(2,671)	32	$243,377	$(4,007)	91

Declines in the fair value of AFS and HTM securities below their amortized cost, less any current period credit loss, that are deemed to be OTTI are reflected in earnings as a realized loss or in OCI. The classification is dependent upon whether the Company intends to sell the security, or whether it is more likely than not, that the Company will be required to sell the security before recovery. The OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors. The amount of the total OTTI related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in OCI, net of applicable taxes.

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

As of December 31, 2018 and 2017, management believes the impairments detailed in the table above are temporary. For the year ended December 31, 2018, there were no OTTI losses realized in the Company’s consolidated statements of income. For the year ended December 31, 2017, $1.3 million of an OTTI loss on an AFS equity investment was realized in the Company’s consolidated statements of income. For the year ended December 31, 2016, there were no OTTI losses realized in the Company’s consolidated statements of income.

There were no sales of HTM securities in the year ended December 31, 2018. During the year ended December 31, 2017, the Company sold HTM securities with an amortized cost of $0.8 million and an unrealized loss of $2 thousand. Due to significant deterioration in the creditworthiness of the issuers of the HTM securities, the circumstances caused the Company to change its intent to hold the HTM securities to maturity, which did not affect the Company's intent to hold the remainder of the HTM portfolio to maturity.

The following tables set forth information with regard to gains and losses on equity securities at December 31, 2018

(In thousands)	Year ended December 31, 2018
Net gains and losses recognized on equity securities	$281
Less: Net gains and losses recognized during the period on equity securities sold during the year	555
Unrealized gains and losses recognized on equity securities still held	$(274)

As of December 31, 2018, the carrying value of equity securities without readily determinable fair values was $4.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of December 31, 2018. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the year ended December 31, 2018.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2018:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$44,262	$44,218
From one to five years	84,391	83,441
From five to ten years	163,400	160,898
After ten years	725,573	709,939
Total AFS debt securities	$1,017,626	$998,496
HTM debt securities:
Within one year	$85,778	$85,778
From one to five years	62,441	62,558
From five to ten years	213,184	210,480
After ten years	422,196	419,859
Total HTM debt securities	$783,599	$778,675

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2018 and 2017.

4.          Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2018	2017
Commercial	$1,291,568	$1,258,212
Commercial Real Estate	1,930,742	1,769,620
Residential Real Estate	1,380,836	1,320,370
Dealer Finance	1,216,144	1,227,870
Specialty Lending	524,928	438,866
Home Equity	474,566	498,179
Other Consumer	68,925	70,522
Total loans	$6,887,709	$6,583,639

Included in the above loans are net deferred loan origination costs totaling $43.5 million and $42.6 million at December 31, 2018 and 2017, respectively. The Company had $6.9 million residential loans held for sale as of December 31, 2018. The Company had $0.7 million of residential loans held for sale as of December 31, 2017.

The total amount of loans serviced by the Company for unrelated third parties was $557.9 million and $586.7 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Company had $0.5 million and $0.6 million, respectively, of mortgage servicing rights.

At December 31, 2018 and 2017, the Company serviced $27.2 million and $29.1 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2018 and 2017.

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

(In thousands)	2018	2017
Balance at January 1	$1,577	$2,050
New loans	260	297
Adjustment due to change in composition of related parties	-	198
Repayments	(199)	(968)
Balance at December 31	$1,638	$1,577

5.          Allowance for Loan Losses and Credit Quality of Loans

Allowance for Loan Losses

The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable incurred losses inherent in the current loan portfolio. The appropriateness of the allowance for loan losses is continuously monitored. It is assessed for appropriateness using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio’s risk profile and can absorb all reasonably estimable credit losses inherent in the current loan portfolio.

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

During the first quarter of 2018, the Company made adjustments to the class segments within the portfolios to better align risk characteristics and reflect the monitoring and assessment of risks as the portfolios continue to evolve. Agricultural and Agricultural Real Estate were consolidated with Commercial and Industrial and Commercial Real Estate, respectively. Agricultural loans are a type of Commercial loan with some specific underwriting guidelines; however, as of March 31, 2018, the portfolio had decreased to less than 3% of the Commercial portfolio and separation was no longer warranted. The Indirect class segment was further separated into Dealer Finance and Specialty Lending class segments. The growth in our Specialty Lending portfolio to 21% of Consumer Loans as of March 31, 2018 warranted evaluation of this class separately due to different risk characteristics from Dealer Finance class segments. The Direct and Home Equity class segments were consolidated into Direct to reflect common management, similar underwriting and in-market focus. The change to the class segments in the allowance methodology did not have a significant impact on the allowance for loan losses. The following table illustrates the portfolio and class segments for the Company’s loan portfolio in 2018 compared to 2017 and 2016:

Portfolio	Class - 2018	Class - 2017 & 2016
Commercial Loans	Commercial and Industrial	Commercial
	Commercial Real Estate	Commercial Real Estate
	Business Banking	Agricultural
Agricultural Real Estate
Business Banking
Consumer Loans	Dealer Finance	Indirect
	Specialty Lending	Home Equity
	Direct	Direct
Residential Real Estate

Commercial Loans

The Company offers a variety of Commercial loan products including Commercial and Commercial Real Estate and Business Banking loans. The Company’s underwriting analysis for commercial loans typically includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows.

Commercial and Industrial ("C&I") – The Company offers a variety of loan options to meet the specific needs of our C&I customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchases and seasonal crop expenses. Generally, a collateral lien is placed on equipment or other assets owned by the borrower. These loans typically carry a higher risk than Commercial Real Estate loans due to the nature of the underlying collateral, which can be business assets such as equipment, accounts receivable and perishable agricultural products, which are exposed to industry price volatility. To reduce these risks, management also attempts to obtain personal guarantees of the owners or obtain government loan guarantees to provide further support. In 2018, the Commercial and Agricultural class segments were combined to create the C&I class segment.

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

Dealer Finance – The Company maintains relationships with many dealers primarily in the communities that we serve. Through these relationships, the Company primarily finances the purchases of automobiles indirectly through dealer relationships. Approximately 95% of the Dealer Finance relationships represent automobile financing. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of Dealer Finance Consumer loans are underwritten on a secured basis using the underlying collateral being financed. In 2018, the Indirect class segment was further separated into Dealer Finance and Specialty Lending class segments (see above and below).

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

Residential Real Estate

Residential real estate loans consist primarily of loans secured by a first or second mortgage on primary residences. We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area. When market conditions are favorable, for longer term, fixed-rate residential real estate mortgages without escrow, the Company retains the servicing, but sells the right to receive principal and interest to Government-sponsored enterprises. This practice allows the Company to manage interest rate risk, liquidity risk and credit risk. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower) or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period.

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

The following table illustrates the changes in the allowance for loan losses by portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Unallocated	Total
Balance as of December 31, 2017	$27,606	$36,830	$5,064	$-	$69,500
Charge-offs	(3,463)	(29,752)	(913)	-	(34,128)
Recoveries	1,178	6,821	306	-	8,305
Provision	7,438	23,279	(1,889)	-	28,828
Ending Balance as of December 31, 2018	$32,759	$37,178	$2,568	$-	$72,505

Balance as of December 31, 2016	$25,444	$33,375	$6,381	$-	$65,200
Charge-offs	(4,169)	(27,072)	(1,846)	-	(33,087)
Recoveries	1,077	5,142	180	-	6,399
Provision	5,254	25,385	349	-	30,988
Ending Balance as of December 31, 2017	$27,606	$36,830	$5,064	$-	$69,500

Balance as of December 31, 2015	$25,545	$29,253	$7,960	$260	$63,018
Charge-offs	(4,592)	(23,364)	(1,343)	-	(29,299)
Recoveries	1,887	3,870	293	-	6,050
Provision	2,604	23,616	(529)	(260)	25,431
Ending Balance as of December 31, 2016	$25,444	$33,375	$6,381	$-	$65,200

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses is established based on our estimate of incurred losses at the balance sheet date. There was no allowance for loan losses for the acquired loan portfolio as of December 31, 2018 and  2017. Net charge-offs related to acquired loans totaled approximately $0.1 million, $0.7 million and $0.5 million during the years ended December 31, 2018, 2017 and 2016, respectively, and are included in the table above.

The following table illustrates the allowance for loan losses and the recorded investment by portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
As of December 31, 2018
Allowance for loan losses	$32,759	$37,178	$2,568	$72,505
Allowance for loans individually evaluated for impairment	25	-	-	25
Allowance for loans collectively evaluated for impairment	$32,734	$37,178	$2,568	$72,480
Ending balance of loans	$3,222,310	$2,284,563	$1,380,836	$6,887,709
Ending balance of originated loans individually evaluated for impairment	5,786	7,887	6,905	20,578
Ending balance of acquired loans collectively evaluated for impairment	143,690	31,624	147,277	322,591
Ending balance of originated loans collectively evaluated for impairment	$3,072,834	$2,245,052	$1,226,654	$6,544,540

As of December 31, 2017
Allowance for loan losses	$27,606	$36,830	$5,064	$69,500
Allowance for loans individually evaluated for impairment	57	-	-	57
Allowance for loans collectively evaluated for impairment	$27,549	$36,830	$5,064	$69,443
Ending balance of loans	$3,027,832	$2,235,437	$1,320,370	$6,583,639
Ending balance of originated loans individually evaluated for impairment	5,876	8,432	6,830	21,138
Ending balance of acquired loans collectively evaluated for impairment	187,313	43,906	170,472	401,691
Ending balance of originated loans collectively evaluated for impairment	$2,834,643	$2,183,099	$1,143,068	$6,160,810

The following table sets forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2018
Originated
Commercial Loans:
C&I	$909	$-	$-	$909	$1,062	$846,148	$848,119
CRE	1,089	-	588	1,677	4,995	1,734,558	1,741,230
Business Banking	1,092	302	-	1,394	5,974	481,903	489,271
Total Commercial Loans	$3,090	$302	$588	$3,980	$12,031	$3,062,609	$3,078,620
Consumer Loans:
Dealer Finance	$14,519	$2,300	$1,186	$18,005	$1,971	$1,196,136	$1,216,112
Specialty Lending	3,479	1,773	1,562	6,814	-	518,114	524,928
Direct	2,962	1,437	552	4,951	2,592	504,356	511,899
Total Consumer Loans	$20,960	$5,510	$3,300	$29,770	$4,563	$2,218,606	$2,252,939
Residential Real Estate	$1,426	$157	$1,182	$2,765	$6,778	$1,224,016	$1,233,559
Total Originated Loans	$25,476	$5,969	$5,070	$36,515	$23,372	$6,505,231	$6,565,118

Acquired
Commercial Loans:
C&I	$-	$-	$-	$-	$-	$26,124	$26,124
CRE	-	-	-	-	-	84,492	84,492
Business Banking	466	288	-	754	390	31,930	33,074
Total Commercial Loans	$466	$288	$-	$754	$390	$142,546	$143,690
Consumer Loans:
Dealer Finance	$1	$1	$-	$2	$-	$30	$32
Direct	152	41	15	208	227	31,157	31,592
Total Consumer Loans	$153	$42	$15	$210	$227	$31,187	$31,624
Residential Real Estate	$546	$42	$-	$588	$1,498	$145,191	$147,277
Total Acquired Loans	$1,165	$372	$15	$1,552	$2,115	$318,924	$322,591

Total Loans	$26,641	$6,341	$5,085	$38,067	$25,487	$6,824,155	$6,887,709

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2017
Originated
Commercial Loans:
Commercial	$-	$-	$-	$-	$202	$753,462	$753,664
Commercial Real Estate	161	138	-	299	3,178	1,532,827	1,536,304
Agricultural	117	-	-	117	1,043	34,381	35,541
Agricultural Real Estate	493	-	-	493	2,736	30,901	34,130
Business Banking	1,907	597	-	2,504	5,304	473,072	480,880
Total Commercial Loans	$2,678	$735	$-	$3,413	$12,463	$2,824,643	$2,840,519
Consumer Loans:
Indirect	$18,747	$4,033	$3,492	$26,272	$2,115	$1,637,131	$1,665,518
Home Equity	2,887	854	341	4,082	2,736	451,489	458,307
Direct	341	108	70	519	35	67,152	67,706
Total Consumer Loans	$21,975	$4,995	$3,903	$30,873	$4,886	$2,155,772	$2,191,531
Residential Real Estate	$3,730	$667	$1,262	$5,659	$5,987	$1,138,252	$1,149,898
Total Originated Loans	$28,383	$6,397	$5,165	$39,945	$23,336	$6,118,667	$6,181,948

Acquired
Commercial Loans:
Commercial	$-	$-	$-	$-	$-	$39,575	$39,575
Commercial Real Estate	-	-	-	-	2	106,632	106,634
Business Banking	354	-	-	354	669	40,081	41,104
Total Commercial Loans	$354	$-	$-	$354	$671	$186,288	$187,313
Consumer Loans:
Indirect	$38	$-	$1	$39	$22	$1,157	$1,218
Home Equity	254	34	103	391	225	39,256	39,872
Direct	6	1	1	8	23	2,785	2,816
Total Consumer Loans	$298	$35	$105	$438	$270	$43,198	$43,906
Residential Real Estate	$627	$226	$140	$993	$1,431	$168,048	$170,472
Total Acquired Loans	$1,279	$261	$245	$1,785	$2,372	$397,534	$401,691

Total Loans	$29,662	$6,658	$5,410	$41,730	$25,708	$6,516,201	$6,583,639

There were no material commitments to extend further credit to borrowers with nonperforming loans as of December 31, 2018 and 2017.

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually. Classified loans, including all TDRs and nonaccrual Commercial loans that are graded Substandard, Doubtful or Loss, with outstanding balances of $750 thousand or more are evaluated for impairment through the Company’s quarterly status review process. The Company considers Commercial loans less than $750 thousand to be homogeneous loans. In determining that we will be unable to collect all principal and/or interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated. For loans that are identified as impaired, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price. These impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment. Impaired amounts are charged off immediately if such amounts are determined by management to be uncollectable. Any change to the previously recognized impairment loss is recognized as a component of the provision for loan losses.

The following provides additional information on impaired loans specifically evaluated for impairment:

	December 31, 2018			December 31, 2017
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
C&I	$228	$497		$-	$-
CRE	4,312	6,330		-	-
Commercial	-	-		-	251
Commercial Real Estate	-	-		1,526	3,244
Agricultural	-	-		217	230
Agricultural Real Estate	-	-		2,250	2,423
Business Banking	1,013	2,001		860	1,730
Total Commercial Loans	$5,553	$8,828		$4,853	$7,878
Consumer Loans:
Dealer Finance	$143	$241		$-	$-
Direct	7,744	9,831		-	-
Indirect	-	-		131	143
Home Equity	-	-		8,027	9,966
Direct	-	-		274	274
Total Consumer Loans	$7,887	$10,072		$8,432	$10,383
Residential Real Estate	$6,905	$9,414		$6,830	$8,780
Total	$20,345	$28,314		$20,115	$27,041
With an allowance recorded:
Commercial Loans:
C&I	$233	$238	$25	$-	$-	$-
Commercial Real Estate	-	-	-	761	817	30
Agricultural	-	-	-	262	262	27
Total Commercial Loans	$233	$238	$25	$1,023	$1,079	$57

Total Loans	$20,578	$28,552	$25	$21,138	$28,120	$57

There were no acquired impaired loans specifically evaluated for impairment as of December 31, 2018 and 2017.

The following table summarizes the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	December 31, 2018		December 31, 2017		December 31, 2016
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$453	$1	$-	$-	$-	$-
CRE	4,078	128	-	-	-	-
Commercial	-	-	1,841	-	6,217	-
Commercial Real Estate	-	-	3,534	115	5,828	167
Agricultural	-	-	224	1	715	1
Agricultural Real Estate	-	-	1,709	43	908	44
Business Banking	1,018	26	875	12	830	9
Total Commercial Loans	$5,549	$155	$8,183	$171	$14,498	$221
Consumer Loans:
Dealer Finance	$179	$10	$-	$-	$-	$-
Direct	7,922	431	-	-	-	-
Indirect	-	-	35	3	8	-
Home Equity	-	-	8,226	446	8,278	480
Direct	-	-	178	8	-	-
Total Consumer Loans	$8,101	$441	$8,439	$457	$8,286	$480
Residential Real Estate	$6,779	$305	$6,523	$296	$6,143	$269
Total Originated	$20,429	$901	$23,145	$924	$28,927	$970

Acquired
Commercial Loans:
Commercial Real Estate	$-	$-	$93	$-	$1,205	$-
Total Commercial Loans	$-	$-	$93	$-	$1,205	$-
Total Acquired Loans	$-	$-	$93	$-	$1,205	$-

Total Loans	$20,429	$901	$23,238	$924	$30,132	$970

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

Consumer and Residential Real Estate Grading System

Consumer and Residential Real Estate loans are graded as either Nonperforming or Performing.

●	Nonperforming

Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.

●	Performing

All loans not meeting any of these criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class:

(In thousands)	As of December 31, 2018
Originated
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$796,778	$1,681,330	$2,478,108
Special Mention	11,348	13,894	25,242
Substandard	39,993	46,006	85,999
Total	$848,119	$1,741,230	$2,589,349

Business Banking Credit Exposure	Business Banking
By Internally Assigned Grade:		Total
Non-classified	$476,052	$476,052
Classified	13,219	13,219
Total	$489,271	$489,271

Consumer Credit Exposure	Dealer Finance	Specialty Lending
By Payment Activity:			Direct	Total
Performing	$1,212,955	$523,366	$508,755	$2,245,076
Nonperforming	3,157	1,562	3,144	7,863
Total	$1,216,112	$524,928	$511,899	$2,252,939

Residential Real Estate Credit Exposure	Residential Real Estate
By Payment Activity:		Total
Performing	$1,225,599	$1,225,599
Nonperforming	7,960	7,960
Total	$1,233,559	$1,233,559

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$23,283	$83,762	$107,045
Special Mention	2,831	92	2,923
Substandard	10	638	648
Total	$26,124	$84,492	$110,616

Business Banking Credit Exposure	Business Banking
By Internally Assigned Grade:		Total
Non-classified	$29,945	$29,945
Classified	3,129	3,129
Total	$33,074	$33,074

Consumer Credit Exposure	Dealer Finance
By Payment Activity:		Direct	Total
Performing	$32	$31,350	$31,382
Nonperforming	-	242	242
Total	$32	$31,592	$31,624

Residential Real Estate Credit Exposure	Residential Real Estate
By Payment Activity:		Total
Performing	$145,779	$145,779
Nonperforming	1,498	1,498
Total	$147,277	$147,277

(In thousands)	As of December 31, 2017
Originated
Commercial Credit Exposure	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate
By Internally Assigned Grade:					Total
Pass	$708,452	$1,481,688	$31,137	$23,377	$2,244,654
Special Mention	30,337	28,264	2,294	2,441	63,336
Substandard	14,875	26,352	2,110	8,312	51,649
Total	$753,664	$1,536,304	$35,541	$34,130	$2,359,639

Business Banking Credit Exposure	Business Banking
By Internally Assigned Grade:		Total
Non-classified	$468,823	$468,823
Classified	12,057	12,057
Total	$480,880	$480,880

Consumer Credit Exposure		Home Equity
By Payment Activity:	Indirect		Direct	Total
Performing	$1,659,911	$455,230	$67,601	$2,182,742
Nonperforming	5,607	3,077	105	8,789
Total	$1,665,518	$458,307	$67,706	$2,191,531

Residential Real Estate Credit Exposure	Residential Real Estate
By Payment Activity:		Total
Performing	$1,142,649	$1,142,649
Nonperforming	7,249	7,249
Total	$1,149,898	$1,149,898

Acquired
Commercial Credit Exposure	Commercial	Commercial Real Estate
By Internally Assigned Grade:			Total
Pass	$37,825	$103,248	$141,073
Special Mention	425	498	923
Substandard	1,325	2,888	4,213
Total	$39,575	$106,634	$146,209

Business Banking Credit Exposure	Business Banking
By Internally Assigned Grade:		Total
Non-classified	$38,236	$38,236
Classified	2,868	2,868
Total	$41,104	$41,104
Consumer Credit Exposure		Home Equity
By Payment Activity:	Indirect		Direct	Total
Performing	$1,195	$39,544	$2,792	$43,531
Nonperforming	23	328	24	375
Total	$1,218	$39,872	$2,816	$43,906

Residential Real Estate Credit Exposure	Residential Real Estate
By Payment Activity:		Total
Performing	$168,901	$168,901
Nonperforming	1,571	1,571
Total	$170,472	$170,472

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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Year ended December 31, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
Business Banking	5	$581	$581
Total Commercial Loans	5	$581	$581
Consumer Loans:
Dealer Finance	17	$204	$202
Direct	10	401	399
Total Consumer Loans	27	$605	$601
Residential Real Estate	14	$1,099	$1,098
Total Troubled Debt Restructurings	46	$2,285	$2,280

	Year ended December 31, 2017
(Dollars In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
Commercial	1	$3,300	$3,239
Business Banking	3	385	381
Total Commercial Loans	4	$3,685	$3,620
Consumer Loans:
Indirect	8	$145	$143
Home Equity	13	552	600
Direct	2	279	279
Total Consumer Loans	23	$976	$1,022
Residential Real Estate	15	$1,454	$1,474
Total Troubled Debt Restructurings	42	$6,115	$6,116

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Year ended December 31, 2018		Year ended December 31, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Loans:
Commercial	-	$-	1	$145
Business Banking	3	338	1	329
Total Commercial Loans	3	$338	2	$474
Consumer Loans:
Indirect	-	$-	2	$19
Home Equity	-	-	34	1,720
Direct	37	1,931	-	-
Total Consumer Loans	37	$1,931	36	$1,739
Residential Real Estate	26	$1,786	19	$1,302
Total Troubled Debt Restructurings	66	$4,055	57	$3,515
6.          Premises and Equipment, Net

A summary of premises and equipment follows:

	December 31,
(In thousands)	2018	2017
Land, buildings and improvements	$121,808	$121,771
Equipment	55,577	57,080
Premises and equipment before accumulated depreciation	$177,385	$178,851
Accumulated depreciation	98,415	97,546
Total premises and equipment	$78,970	$81,305

Buildings and improvements are depreciated based on useful lives of five to twenty years. Equipment is depreciated based on useful lives of three to ten years.

Rental expense included in occupancy expense amounted to $8.6 million in 2018, $8.5 million in December 31, 2017 and $7.8 million in December 31, 2016. The future minimum rental payments related to non-cancelable operating leases with original terms of one year or more are as follows:

(In thousands)	December 31, 2018
2019	$6,890
2020	6,467
2021	5,613
2022	4,773
2023	3,972
Thereafter	13,869
Total	$41,584

7.          Goodwill and Other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2018	$268,043
Goodwill Acquired	6,726
December 31, 2018	$274,769

January 1, 2017	$265,439
Goodwill Acquired	2,604
December 31, 2017	$268,043

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets. These intangible assets are amortized over their estimated useful lives, which range primarily from one to twenty years.

There was no impairment of goodwill recorded during the year ended December 31, 2018 and 2017.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2018	2017
Core deposit intangibles:
Gross carrying amount	$8,975	$8,975
Less: accumulated amortization	7,377	6,581
Net carrying amount	$1,598	$2,394

Identified intangible assets:
Gross carrying amount	$34,623	$33,632
Less: accumulated amortization	20,622	22,606
Net carrying amount	$14,001	$11,026

Total intangibles:
Gross carrying amount	$43,598	$42,607
Less: accumulated amortization	27,999	29,187
Net carrying amount	$15,599	$13,420

Amortization expense on intangible assets with definite useful lives totaled $4.0 million for 2018, $4.0 million for 2017 and $3.9 million for 2016. Amortization expense on intangible assets with definite useful lives is expected to total $3.6 million for 2019, $3.0 million for 2020, $2.3 million for 2021, $1.8 million for 2022, $1.4 million for 2023 and $3.5 million thereafter. Other identified intangible assets include customer lists and non-compete agreements.

During the year ended December 31, 2018, there was no impairment of intangible assets. For the year ended December 31, 2017 the Company disposed of an intangible asset that resulted in an impairment charge of $1.5 million.

8.          Deposits

The following table sets forth the maturity distribution of time deposits:

(In thousands)	December 31, 2018
Within one year	$679,497
After one but within two years	129,995
After two but within three years	65,319
After three but within four years	42,953
After four but within five years	12,622
After five years	292
Total	$930,678

Time deposits of $250,000 or more aggregated $146.1 million and $92.8 million December 31, 2018 and 2017, respectively.

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

Short-term borrowings totaled $871.7 million and $719.1 million at December 31, 2018 and 2017, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing of approximately $1.9 billion and $2.0 billion at December 31, 2018 and 2017, respectively. Borrowings on the FHLB lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows as of December 31:

(Dollars in thousands)	2018	2017	2016
Federal funds purchased:
Balance at year-end	$80,000	$60,000	$50,000
Average during the year	66,839	54,162	65,257
Maximum month end balance	80,000	80,000	85,000
Weighted average rate during the year	3.43%	2.16%	0.98%
Weighted average rate at year-end	4.25%	2.41%	1.19%

Securities sold under repurchase agreements:
Balance at year-end	$160,696	$182,123	$173,703
Average during the year	146,135	175,539	168,821
Maximum month end balance	170,350	190,326	189,875
Weighted average rate during the year	0.16%	0.07%	0.06%
Weighted average rate at year-end	0.38%	0.07%	0.07%

Other short-term borrowings:
Balance at year-end	$631,000	$477,000	$458,000
Average during the year	514,662	460,334	263,575
Maximum month end balance	653,000	591,000	424,000
Weighted average rate during the year	1.56%	1.02%	0.59%
Weighted average rate at year-end	1.82%	1.18%	0.70%

See Note 3 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

10.          Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, and a blanket lien on its residential real estate mortgage loans. As of December 31, 2018 the Company had no callable long-term debt. A summary is as follows:

(Dollars in thousands)	December 31, 2018		December 31, 2017
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2018	$-	-	$40,037	2.57%	$25,000	3.15%
2019	20,000	1.96%	20,000	1.96%	-	-
2020	25,000	2.34%	25,000	2.34%	-	-
2021	25,039	2.56%	56	4.00%	-	-
2031	3,685	2.45%	3,776	2.45%	-	-
Total	$73,724		$88,869		$25,000

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

The debentures held by each trust are the sole assets of that trust. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $98.0 million at December 31, 2018. The Company owns all of the common securities of the Trusts and has accordingly recorded $3.2 million in equity method investments classified as other assets in our consolidated balance sheets at December 31, 2018. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

As of December 31, 2018, the Trusts had the following trust preferred securities outstanding and held the following junior subordinated debentures of the Company (dollars in thousands):

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

12.          Income Taxes

The significant components of income tax expense attributable to operations are as follows:

	Years ended December 31,
(In thousands)	2018	2017	2016
Current
Federal	$15,762	$35,839	$30,492
State	5,977	6,599	5,628
Total Current	$21,739	$42,438	$36,120

Deferred
Federal	$2,281	$3,850	$3,994
State	416	(278)	278
Total Deferred	$2,697	$3,572	$4,272
Total income tax expense	$24,436	$46,010	$40,392

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21% and establishing other tax laws affecting years subsequent to 2017. ASC 740, Income Taxes, requires a company to record the effects of a tax law change in the period of enactment, however shortly after the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The one year remeasurement period allowed under SAB 118 ended December 31, 2018 and the Company did not make any significant changes to the provisional amounts recorded.

In connection with the analysis of the impact of the Tax Act, the Company recorded a $4.4 million adjustment in the year ended December 31, 2017 for remeasurement of deferred tax assets and liabilities for the corporate rate reduction. During 2018, the Company recorded a $5.5 million benefit primarily related to changes in accounting methods approved by the Internal Revenue Services in the fourth quarter of 2018.

In the first quarter of 2017, the Company adopted the provision of FASB ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, requiring that all excess tax benefits and tax deficiencies associated with equity-based compensation be recognized as an income tax benefit or expense in the income statement. Previously, tax effects resulting from changes in the Company's share price subsequent to the grant date were recorded through stockholders' equity at the time of vesting or exercise. The adoption of ASU 2016-09 resulted in income tax benefits of $0.5 million and $1.8 million in the years ended December 31, 2018 and 2017, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$18,042	$17,390
Deferred compensation	7,340	7,230
Postretirement benefit obligation	1,962	2,159
Fair value adjustments from acquisitions	663	919
Unrealized losses on securities	4,893	3,715
Accrued liabilities	913	769
Stock-based compensation expense	2,821	2,642
Other	1,008	711
Total deferred tax assets	$37,642	$35,535
Deferred tax liabilities:
Pension benefits	$10,782	$12,439
Amortization of intangible assets	11,525	11,110
Premises and equipment, primarily due to accelerated depreciation	4,973	2,792
Other	1,567	1,901
Total deferred tax liabilities	$28,847	$28,242
Net deferred tax asset at year-end	$8,795	$7,293
Net deferred tax asset at beginning of year	7,293	9,690
Increase (decrease) in net deferred tax asset	$1,502	$(2,397)

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2018 and 2017.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate to income before taxes:

	Years ended December 31
(In thousands)	2018	2017	2016
Federal income tax at statutory rate	$28,770	$44,857	$41,581
Tax exempt income	(1,456)	(2,303)	(2,205)
Net increase in cash surrender value of life insurance	(973)	(1,780)	(1,712)
Federal tax credit	(1,499)	(1,343)	(1,323)
State taxes, net of federal tax benefit	5,051	4,107	3,838
Federal tax reform (Tax Act)	-	4,407	-
Accounting method changes - tax rate change impact	(5,326)	-	-
Stock-based compensation, excess tax benefit	(456)	(1,619)	-
Other, net	325	(316)	213
Income tax expense	$24,436	$46,010	$40,392

A reconciliation of the beginning and ending balance of Federal and State gross unrecognized tax benefits ("UTBs") is as follows:

(In thousands)	2018	2017
Balance at January 1	$665	$559
Additions for tax positions of prior years	27	-
Reduction for tax positions of prior years	(159)	(31)
Current period tax positions	108	137
Balance at December 31	$641	$665
Amount that would affect the effective tax rate if recognized, gross of tax	$506	$525

The Company recognizes interest and penalties on the income tax expense line in the accompanying consolidated statements of income. The Company monitors changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2018, no significant changes to UTBs are projected; however, tax audit examinations are possible. The Company recognized an insignificant amount of interest expense related to UTBs in the consolidated statement of income for the year ended December 31, 2018.

During the year ended December 31, 2018, the Company recognized an insignificant benefit related to the resolution of state income tax positions. The Company is no longer subject to U.S. Federal tax examination by tax authorities for years prior to 2015 and New York State for years prior to 2014. The 2014, 2015 and 2016 tax years are currently being audited by New York State.

13.          Employee Benefit Plans

Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at December 31, 2018. Benefits paid from the plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. Prior to January 1, 2000, the Plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the Plan was converted to a cash balance plan with grandfathering provisions for existing participants. Effective March 1, 2013, the Plan was amended. Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013. In May 2013, the noncontributory, frozen, defined benefit pension plan assumed from Alliance in the acquisition was merged into the Plan.

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

The components of AOCI, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other post-retirement benefits are summarized below:

	Pension Benefits		Other Benefits
(In thousands)	2018	2017	2018	2017
Net actuarial loss	$35,538	$23,585	$844	$1,731
Prior service cost	570	94	145	196
Total amounts recognized in AOCI (pre-tax)	$36,108	$23,679	$989	$1,927

A December 31 measurement date is used for the pension, supplemental pension and post-retirement benefit plans. The following table sets forth changes in benefit obligations, changes in plan assets and the funded status of the pension plans and other post-retirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$90,950	$90,477	$8,050	$7,478
Service cost	1,659	1,511	10	12
Interest cost	3,645	4,168	327	357
Plan participants' contributions	-	-	209	218
Actuarial (gain) loss	(3,977)	4,028	(762)	388
Acquisition	337	-	-	-
Curtailment/ settlement	-	-	-	286
Benefits paid	(7,480)	(9,234)	(800)	(689)
Projected benefit obligation at end of year	$85,134	$90,950	$7,034	$8,050
Change in plan assets:
Fair value of plan assets at beginning of year	$124,226	$116,216	$-	$-
Actual return on plan assets	(8,381)	15,032	-	-
Employer contributions	1,381	2,212	591	471
Plan participants' contributions	-	-	209	218
Benefits paid	(7,480)	(9,234)	(800)	(689)
Fair value of plan assets at end of year	$109,746	$124,226	$-	$-

Funded (unfunded) status at year end	$24,612	$33,276	$(7,034)	$(8,050)

An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. The accumulated benefit obligation for pension benefits was $85.1 million and $91.0 million at December 31, 2018 and 2017, respectively. The accumulated benefit obligation for other post-retirement benefits was $7.0 million and $8.1 million at December 31, 2018 and 2017, respectively. The funded status of the pension and other post-retirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2018 and 2017.

	Pension Benefits		Other Benefits
(In thousands)	2018	2017	2018	2017
Other assets	$42,900	$52,775	$-	$-
Other liabilities	(18,288)	(19,499)	(7,034)	(8,050)
Funded status	$24,612	$33,276	$(7,034)	$(8,050)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years ended December 31,
	2018	2017	2016
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	4.79% - 4.80%	4.20% - 4.21%	4.76% - 4.84%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The following assumptions were used to determine net periodic pension cost:
Discount rate	4.20% - 4.21%	4.76% - 4.84%	4.69% - 4.71%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%

Net periodic benefit cost and other amounts recognized in OCI for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$1,659	$1,511	$2,162	$10	$12	$14
Interest cost	3,645	4,168	4,223	327	357	353
Expected return on plan assets	(8,478)	(7,929)	(7,430)	-	-	-
Amortization of gain due to curtailment	-	-	(768)	-	-	-
Amortization of prior service cost (credit)	40	46	32	51	51	(57)
Amortization of unrecognized net loss	930	1,668	2,235	124	87	117
Net periodic pension (benefit) cost	$(2,204)	$(536)	$454	$512	$507	$427

Other changes in plan assets and benefit obligations recognized in OCI (pre-tax):
Net loss (gain)	$12,882	$(3,075)	$(2,464)	$(762)	$388	$(786)
Prior service cost	337	-	96	-	286	-
Amortization of gain due to settlement	-	-	(43)	-	-	-
Amortization of prior service (cost) credit	(40)	(46)	(32)	(51)	(51)	57
Amortization of unrecognized net (loss)	(930)	(1,668)	(2,235)	(124)	(87)	(117)
Total recognized in OCI	$12,249	$(4,789)	$(4,678)	$(937)	$536	$(846)

Total recognized in net periodic benefit cost and OCI, pre-tax	$10,045	$(5,325)	$(4,224)	$(425)	$1,043	$(419)

The Company expects that $2.6 million in net actuarial loss and nominal prior service costs will be recognized as components of net periodic benefit cost in 2019.

The following table sets forth estimated future benefit payments for the pension plans and other post-retirement benefit plans as of December 31, 2018:

(In thousands)	Pension Benefits	Other Benefits
2019	$6,926	$607
2020	6,705	594
2021	6,683	569
2022	6,646	572
2023	6,577	570
2024 - 2028	38,227	2,686

The Company made no voluntary contributions to the pension and other benefit plans during the year ended December 31, 2018 and 2017.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2018 were assumed to be 5.0 % to 9.5 % percent. The rates were assumed to decrease gradually to 3.8 % for fiscal year 2075 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2018:

(In thousands)	One Percentage Point Increase	One Percentage Point Decrease
Increase (decrease) on total service and interest cost components	$28	$(24)
Increase (decrease) on post-retirement accumulated benefit obligation	573	(499)

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target 2018	2018	2017
Cash and cash equivalents	0 - 15%	4%	3%
Fixed income securities	30 - 60%	39%	45%
Equities	40 - 70%	57%	52%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio. All issues that are rated lower than A by Standard and Poor’s are to be excluded. Equity securities at December 31, 2018 and 2017 do not include any Company common stock.

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan:

(In thousands)	Level 1	Level 2	December 31, 2018
Cash and cash equivalents	$4,095	$-	$4,095
Foreign equity mutual funds	38,861	-	38,861
Equity mutual funds	24,124	-	24,124
U.S. government bonds	-	76	76
Corporate bonds	-	42,590	42,590
Total	$67,080	$42,666	$109,746

	Level 1	Level 2	December 31, 2017
Cash and cash equivalents	$3,684	$-	$3,684
Foreign equity mutual funds	44,508	-	44,508
Equity mutual funds	26,747	-	26,747
U.S. government bonds	-	99	99
Corporate bonds	-	49,188	49,188
Total	$74,939	$49,287	$124,226

The plan had no financial instruments recorded at fair value on a non-recurring basis as of December 31, 2018 and 2017.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets was 7.0% at December 31, 2018 and 2017. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”). The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries. In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The employer contributions associated with the 401(k) Plan were $3.2 million in 2018, $2.8 million in 2017 and $2.7 million in 2016.

Other Retirement Benefits

Included in other liabilities is $2.0 million and $2.4 million at December 31, 2018 and 2017, respectively, for supplemental retirement benefits for retired executives from legacy plans assumed in acquisitions. The Company recognized $0.1, $0.1 and $0.2 million in expense for the years ended December 31, 2018, 2017 and 2016, respectively, related to these plans.

14.          Stock-Based Compensation

In May 2018, the Company adopted the NBT Bancorp Inc. 2018 Omnibus Incentive Plan (the “Stock Plan”) which replaced the 2008 Omnibus Incentive Plan which automatically expired in April 2018. Under the terms of the Stock Plan, equity-based awards are granted to directors and employees to increase their direct proprietary interest in the operations and success of the Company. The Stock Plan assumed all prior equity-based incentive plans and any new equity-based awards are granted under the terms of the Stock Plan. Restricted shares granted under the Plan typically vest after five years for employees and three years for non-employee directors. Restricted stock units granted under the Stock Plan may have different terms and conditions. Performance shares and units granted under the Stock Plan for executives may have different terms and conditions. Since 2011, the Company primarily grants restricted stock unit awards. Stock option grants since that time were reloads of existing grants which terminate ten years from the date of the grant. Under terms of the Stock Plan, stock options are granted to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Shares issued as a result of stock option exercises and vesting of restricted shares and stock unit awards are funded from the Company’s treasury stock.

The Company has outstanding restricted stock granted from various plans at December 31, 2018. The Company recognized $3.9 million, $3.5 million and $4.2 million in stock-based compensation expense related to these stock awards for the years ended December 31, 2018, 2017 and 2016, respectively. Tax benefits recognized with respect to restricted stock awards and stock units were $1.2 million, $2.5 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Unrecognized compensation cost related to restricted stock units totaled $5.4 million at December 31, 2018 and will be recognized over 2.0 years on a weighted average basis. Shares issued are funded from the Company’s treasury stock. The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	534,738	$25.77
Forfeited	(5,999)	29.56
Vested	(123,642)	23.44
Granted	140,957	33.80
Unvested at December 31, 2018	546,054	$28.39

The following table summarizes information concerning stock options outstanding:

(In thousands, except share and per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	112,030	$22.88
Exercised	(44,105)	22.65
Expired	(1,025)	20.36
Outstanding at December 31, 2018	66,900	$23.07	1.78	$779,933

Exercisable at December 31, 2018	65,400	$22.66	1.64	$779,933

Expected to Vest	1,500	$40.63	8.12	$-

Total stock-based compensation expense for stock option awards totaled $11 thousand, $18 thousand and $235 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years ended December 31,
(In thousands)	2018	2017	2016
Proceeds from stock options exercised	$999	$3,083	$8,398
Tax benefits related to stock options exercised	173	650	1,223
Intrinsic value of stock options exercised	692	1,699	3,143
Fair value of shares vested during the year	16	329	105

The Company has 1,183,984 securities remaining available to be granted as part of the Plan at December 31, 2018.

15.          Stockholders’ Equity

In accordance with GAAP, unrecognized prior service costs and net actuarial gains or losses associated with the Company’s pension and postretirement benefit plans and unrealized gains on derivatives and on AFS securities are included in AOCI, net of tax. For the years ended December 31, components of AOCI are:

(In thousands)	2018	2017	2016
Unrecognized prior service cost and net actuarial (losses) on pension plans	$(27,689)	$(15,284)	$(18,227)
Unrealized gains on derivatives (cash flow hedges)	1,821	2,144	1,772
Unrealized net holding (losses) on AFS securities	(17,306)	(8,937)	(5,065)
AOCI	$(43,174)	$(22,077)	$(21,520)

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (the "OCC") is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At December 31, 2018, approximately $174.1 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

The Company did not purchase any shares of its common stock during the year ended December 31, 2018. There are 1,000,000 shares available for repurchase under this plan, which expires on December 31, 2019.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2018 and 2017, the Company and the Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2018 and 2017, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 Capital to Average Asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Beginning in 2016, in addition to maintaining minimum capital ratios, the Company began to be subject to a capital conservation buffer ("Buffer") above the minimum to avoid restriction on capital distributions and discretionary bonus paychecks to officers. At December 31, 2018 and 2017 the Buffer was 1.875% and 1.250%, respectively. The Buffer regulatory minimum ratio is in the process of being phased in over four years, which started in 2016 with the minimum requirement of 0.625%, and is fully phased in for fiscal year 2019 with a requirement of 2.5%.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory Ratio Requirements
(Dollars in thousands)	Amount	Ratio	Minimum Capital Adequacy	Minimum plus Buffer	For Classification as Well- Capitalized
As of December 31, 2018
Tier I Capital (to average assets)
Company	$880,448	9.52%	4.00%		5.00%
NBT Bank	825,863	8.98%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	783,448	10.49%	4.50%	6.375%	6.50%
NBT Bank	825,863	11.14%	4.50%	6.375%	6.50%
Tier I Capital (to risk-weighted assets)
Company	880,448	11.79%	6.00%	7.875%	8.00%
NBT Bank	825,863	11.14%	6.00%	7.875%	8.00%
Total Capital (to risk-weighted assets)
Company	954,232	12.78%	8.00%	9.875%	10.00%
NBT Bank	899,647	12.14%	8.00%	9.875%	10.00%

As of December 31, 2017
Tier I Capital (to average assets)
Company	$810,445	9.14%	4.00%		5.00%
NBT Bank	756,521	8.59%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	713,445	10.06%	4.50%	5.750%	6.50%
NBT Bank	756,521	10.74%	4.50%	5.750%	6.50%
Tier I Capital (to risk-weighted assets)
Company	810,445	11.42%	6.00%	7.250%	8.00%
NBT Bank	756,521	10.74%	6.00%	7.250%	8.00%
Total Capital (to risk-weighted assets)
Company	880,874	12.42%	8.00%	9.250%	10.00%
NBT Bank	826,950	11.74%	8.00%	9.250%	10.00%

17.          Earnings Per Share

The following is a reconciliation of basic and diluted EPS for the years presented in the consolidated statements of income:

	Years ended December 31,
	2018			2017			2016
(In thousands except share and per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$112,566	43,701	$2.58	$82,151	43,575	$1.89	$78,409	43,244	$1.81
Effect of dilutive securities:
Stock-based compensation		319			330			378
Diluted EPS	$112,566	44,020	$2.56	$82,151	43,905	$1.87	$78,409	43,622	$1.80

There was a nominal number of weighted average stock options outstanding for the years ended December 31, 2018, 2017 and 2016, respectively, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

18.          Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Years ended December 31,
(In thousands)	2018	2017	2016
AFS securities:
Losses (gains) on AFS securities	$6,622	$(1,869)	$644	Net securities losses (gains)
Amortization of unrealized gains related to securities transfer	688	875	1,094	Interest income
Impairment write-down of an equity security	-	1,312	-	Other noninterest income
Tax effect	$(1,827)	$(120)	$(677)	Income tax (benefit)
Net of tax	$5,483	$198	$1,061

Cash flow hedges:
Net unrealized (gains) on cash flow hedges reclassified to interest (income)	$(2,300)	$(292)	$69	Interest income
Tax effect	$575	$113	$(27)	Income tax expense (benefit)
Net of tax	$(1,725)	$(179)	$42

Pension and other benefits:
Amortization of net losses	$1,054	$1,755	$2,395	Other noninterest expense
Amortization of prior service costs	91	97	(25)	Other noninterest expense
Tax effect	$(286)	$(740)	$(949)	Income tax (benefit)
Net of tax	$859	$1,112	$1,421

Total reclassifications, net of tax	$4,617	$1,131	$2,524

19.          Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2018, approximately 59% of the Company’s loans were secured by real estate located in central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont and southern coastal Maine. Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

	At December 31,
(In thousands)	2018	2017
Unused lines of credit	$313,987	$351,227
Commitments to extend credits, primarily variable rate	1,420,795	1,215,187
Standby letters of credit	41,194	41,135
Loans sold with recourse	27,223	29,120

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company’s stand-by letters of credit at December 31, 2018 and 2017 was not significant.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 19, 2018 was $52.1 million.

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

The Company has nine risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements:

	December 31,
(In thousands)	2018	2017
Derivatives Not Designated as Hedging Instruments:
Fair value adjustment included in other assets and other liabilities
Interest rate derivatives	$17,572	$210
Notional amount:
Interest rate derivatives	653,369	481,185
Risk participation agreements	70,785	35,628
Derivatives Designated as Hedging Instruments:
Fair value adjustment included in other assets
Interest rate derivatives	2,428	3,510
Notional amount:
Interest rate derivatives	225,000	250,000

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's short-term rate borrowings. During the next twelve months, the Company estimates that an additional $2.3 million will be reclassified from AOCI as a reduction to interest expense.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income:

	December 31,
(In thousands)	2018	2017	2016
Derivatives Designated as Hedging Instruments:
Interest rate derivatives - Included Component
Amount of Gain or (Loss) Recognized in OCI	$1,218	$901	$2,832
Amount of Gain or (Loss) Reclassified from AOCI into interest (income) expense	(2,300)	(292)	69

The following table indicates the gain or loss recognized in income on derivatives not designating as a hedging relationship:

	December 31,
(In thousands)	2018	2017	2016
Derivatives Not Designated as Hedging Instruments:
(Increase) Decrease in other income	$(120)	$101	$-

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

For the year ended December 31, 2018, the Company made no transfers of assets from Level 1 to Level 2. For the year ended December 31, 2018, the Company made a $4.0 million transfer from Level 2 to Level 1. For the year ended December 31, 2017, the Company made no transfers of assets between the levels of the fair value hierarchy.

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	December 31, 2018
Assets:
AFS securities:
Federal agency	$-	$84,299	$-	$84,299
State & municipal	-	29,915	-	29,915
Mortgage-backed	-	512,295	-	512,295
Collateralized mortgage obligations	-	371,987	-	371,987
Total AFS securities	$-	$998,496	$-	$998,496
Equity securities	19,053	4,000	-	23,053
Derivatives	-	20,000	-	20,000
Total	$19,053	$1,022,496	$-	$1,041,549

Liabilities:
Derivatives	$-	$17,572	$-	$17,572
Total	$-	$17,572	$-	$17,572

(In thousands)	Level 1	Level 2	Level 3	December 31, 2017
Assets:
AFS securities:
Federal agency	$-	$108,899	$-	$108,899
State & municipal	-	41,956	-	41,956
Mortgage-backed	-	554,927	-	554,927
Collateralized mortgage obligations	-	535,994	-	535,994
Other securities	5,845	8,304	-	14,149
Total AFS securities	$5,845	$1,250,080	$-	$1,255,925
Trading securities	11,467	-	-	11,467
Derivatives	-	3,720	-	3,720
Total	$17,312	$1,253,800	$-	$1,271,112

Liabilities:
Derivatives	$-	$210	$-	$210
Total	$-	$210	$-	$210

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, OREO, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The only non-recurring fair value measurements recorded during the years ended December 31, 2018 and 2017 were related to impaired loans, write-downs of OREO and impairments of goodwill and intangible assets. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

As of December 31, 2018 and 2017, the Company had collateral dependent impaired loans with a carrying value of $0.2 million and $1.0 million, respectively, which had specific reserves included in the allowance for loan losses of $25 thousand and $57 thousand, respectively.

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

		December 31, 2018		December 31, 2017
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$783,599	$778,675	$484,073	$481,871
Net loans	3	6,822,147	6,754,460	6,515,273	6,651,931
Financial liabilities:
Time deposits	2	$930,678	$920,534	$806,766	$801,294
Long-term debt	2	73,724	73,927	88,869	88,346
Junior subordinated debt	2	101,196	100,114	101,196	104,593

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

Net Loans

The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made for the same remaining maturities, in accordance with the exit price notion as defined by FASB ASC 820, Fair Value Measurement ("ASC 820"). Net loans includes portfolio loans and loans held for sale. Loans were first segregated by type and then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments and as a result of the adoption of ASU 2016-01, which also included credit risk, illiquidity risk and other market factors to calculate the exit price fair value in accordance with ASC 820. Upon adoption, ASU 2016-01, Financial Instruments - Overall (subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities ("SU 2016-01"), did not materially change the estimated fair value of loans.

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
22.          Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2018	2017
Assets
Cash and cash equivalents	$5,876	$7,572
Equity securities, at estimated fair value	18,221	-
AFS securities, at estimated fair value	-	10,065
Trading securities	-	11,245
Investment in subsidiaries, on equity basis	1,117,350	1,048,908
Other assets	34,237	40,461
Total assets	$1,175,684	$1,118,251
Liabilities and Stockholders’ Equity
Total liabilities	$157,775	$160,074
Stockholders’ equity	1,017,909	958,177
Total liabilities and stockholders’ equity	$1,175,684	$1,118,251

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2018	2017	2016
Dividends from subsidiaries	$43,000	$38,300	$10,200
Management fee from subsidiaries	7,907	99,319	95,244
Net securities gains	399	2,237	652
Interest, dividends and other income	905	928	976
Total revenue	$52,211	$140,784	$107,072
Operating expenses	14,226	100,667	97,977
Income before income tax benefit and equity in undistributed income of subsidiaries	37,985	40,117	9,095
Income tax (benefit) expense	(1,608)	2,233	(321)
Dividends in excess of income (equity in undistributed income) of subsidiaries	72,973	44,267	68,993
Net income	$112,566	$82,151	$78,409

Condensed Statements of Cash Flow

	Years ended December 31,
(In thousands)	2018	2017	2016
Operating activities
Net income	$112,566	$82,151	$78,409
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of premises and equipment	2,814	2,974	2,805
Excess tax (benefit) on stock-based compensation	(543)	(1,769)	(1,055)
Stock-based compensation expense	3,936	3,644	4,378
Net securities gain	(399)	(2,238)	(652)
Re-evaluation of deferred tax amounts from Tax Act	-	3,339	-
Equity in undistributed income of subsidiaries	(115,972)	(82,567)	(79,193)
Cash dividend from subsidiaries	43,000	38,300	10,200
Bank owned life insurance income	(424)	(328)	(356)
Net change in other assets and other liabilities	(6,124)	(2,454)	16,242
Net cash provided by operating activities	$38,854	$41,052	$30,778
Investing activities
Proceeds on sales of equity securities	$3,318	$-	$-
Purchases of equity securities	(2)	-	-
Proceeds on sales and maturities of AFS securities	-	4,710	1,783
Purchases of AFS securities	-	(9)	(580)
Proceeds from settlement of bank owned life insurance	-	308	-
Net purchases of premises and equipment	-	(2,264)	(3,083)
Net cash provided by (used in) investing activities	$3,316	$2,745	$(1,880)
Financing activities
Proceeds from the issuance of shares to employee and other stock plans	$1,296	$3,309	$6,032
Cash paid by employer for tax-withholding on stock issuance	(1,893)	(3,582)	(3,387)
Purchases of treasury shares	-	-	(17,193)
Cash dividends	(43,269)	(40,104)	(38,880)
Net cash (used in) financing activities	$(43,866)	$(40,377)	$(53,428)
Net (decrease) increase in cash and cash equivalents	$(1,696)	$3,420	$(24,530)
Cash and cash equivalents at beginning of year	7,572	4,152	28,682
Cash and cash equivalents at end of year	$5,876	$7,572	$4,152

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

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2017-07, Compensation – Retirement Benefits (Topic 715), which was issued in March 2017. ASU 2017-07 requires the service cost component of net periodic pension and post-retirement benefit cost to be reported separately in the consolidated statements of income from the other components. Additionally, the amendments in the ASU require presentation of the service cost component in the consolidated statements of income in the same line item as other employee compensation costs and presentation of the other components in a different line item from the service cost component. The amendments in ASU 2017-07 were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets utilizing the practical expedient allowed for prior comparative period presentation permitted. The adoption of ASU 2017-07 did not have an impact on the consolidated financial statements and related disclosures. The adoption of ASU 2017-07 resulted in the reclassification of $1.6 million and $0.8 million of other components of net benefit costs from salaries and employee benefits expense to other noninterest expense for the years ended December 31, 2017 and 2016 respectively.

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

Effective January 1, 2018, the Company adopted the provisions of FASB ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which was issued in January 2016. In February 2018, the FASB issued ASU 2018-03, Technical Correction and Improvement to Financial Instruments – Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01 which were effective July 1, 2018. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments and requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any changes in fair value on equity investments with readily determinable market value will be recognized in net income unless the investments qualify for a new practicability exception. This ASU also requires entities to recognize changes in instrument-specific credit risk related to financial liabilities measured under the fair value option in OCI. The fair value measurement of loans was modified, with no significant impact, to incorporate illiquidity risk and other market factors in addition to credit risk in order to calculate the exit price fair value in accordance with ASC 820 as required by ASU 2016-01. The adoption of ASU 2016-01 did not have a significant impact on the consolidated financial statements and related disclosures and resulted in a reclassification that decreased AOCI and increased retained earnings by $2.6 million and had an immaterial effect on total stockholders’ equity, equity securities and other assets.

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

Management determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard such as interest earned from loans, investment securities and bank owned life insurance income. For applicable revenue streams such as ATM and debit card fees, insurance, other financial services revenue, service charges on deposit accounts, retirement plan administration fees and trust fees, management reviewed the applicable contracts provisions and applied the principles in the new standard for revenue recognition. The amendments of ASU 2014-09 were applied on a modified retrospective basis. There was no cumulative effect adjustment as of January 1, 2018. The adoption of ASU 2014-09 and all related ASU updates to ASC 606 did not have a significant impact on the consolidated financial statements and related disclosures as of December 31, 2018. Refer to footnote 1, Summary of Significant Accounting Policies - Revenue from Contracts with Customers, for more information.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 requires amortization of premiums to the earliest call date on debt securities with call features that are explicit, on contingent and callable at fixed prices on present dates. The ASU does not impact securities held at a discount; the discount continues to be amortized to the contractual maturity. The guidance is required to be applied with a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. ASU 2017-08 is effective for the Company on January 1, 2019. Early adoption is permitted. The adoption did not have an impact on the consolidated financial statements and related disclosures and no cumulative effect adjustment was required upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). ASU 2016-13 introduces new guidance that make substantive changes to the accounting for credit losses. ASU 2016-13 introduces the CECL model, which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities, The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. ASU 2016-13 also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security’s amortized cost basis and its fair value and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. ASU 2016-13 also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. ASU 2016-13 requires expanded disclosures including, but not limited to, (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management’s estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for HTM and AFS securities. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018; however, the Company does not intend to early adopt this ASU. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures, processes and controls and is not currently able to reasonably estimate the impact of adoption on the Company’s consolidated financial statements; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the allowance for loan and lease losses. It is possible that the impact will be material to the Company’s consolidated financial statements. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. To date, the Company has completed a gap analysis, adopted a detailed implementation plan, established a formal governance structure for the project, selected and is in the process of implementing a software solution to serve as its CECL platform, hired talent to support the CECL model, documented accounting policy elections and drafted policies to comply with the new standard, selected credit loss methods for key portfolio segments and is in the process of documenting processes and controls.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2016-02. Both ASU 2016-02 and ASU 2018-01 are effective for the Company on January 1, 2019. Early adoption is permitted in any interim or annual period. Lessees and lessors are required to apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach. At its November 29, 2017 meeting, the FASB proposed allowing entities the option of applying the provisions of ASU 2016-02 at the effective date without adjusting the comparative periods presented. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Also in July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which allows for an optional transition method in which the provisions of ASC Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements.

The Company adopted ASU 2016-02 as of January 1, 2019 and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the carryforward the historical lease classification, the practical expedient related to land easements and the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term. The adoption of ASU 2016-02 and related transition guidance resulted in the recognition of additional net lease assets and liabilities of approximately $33 million and $36 million, respectively, as of January 1, 2019. The standard will not materially affect our consolidated net earnings or regulatory capital ratios.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20), provides changes to the disclosure requirements for defined benefit plans. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments are a result of the disclosure framework project that focuses on improvements to the effectiveness of disclosures in the notes to financial statements. The amendments remove and add certain disclosure requirements. The disclosure requirements being removed relating to public companies are (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, (2) the amount and timing of plan assets expected to be returned to the employer, (3) the 2001 disclosure requirement relating to Japanese Welfare Pension Insurance Law, (4) related party disclosures about the amount of future annual benefits covered by insurance, and (5) the effects of a one-percentage-point change in assumed health care cost trends on the benefit cost and obligation. The disclosure requirements being added relating to public companies are (1) the weighted-average interest crediting rates for cash balance plans, and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. ASU 2018-14 is effective for the Company on January 1, 2021 and early adoption is permitted. The amendments should be applied retrospectively and the Company does not expect the guidance to have a material impact on its disclosures to the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU 2018-15 amends existing guidance and requires a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense. ASU 2018-15 is effective for the Company on January 1, 2020 and early adoption is permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact that the guidance will have on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815)- Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU 2018-16 amends existing guidance permits the use of the OIS rate based on SOFR as a United States benchmark interest rate for hedge accounting purposes under Topic 815 in addition to other allowable rates stated in the guidance. ASU 2018-16 is effective for the Company on January 1, 2019 and early adoption is permitted and should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoptions. The adoption will not have a material impact on its consolidated financial statements.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2018 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NBT Bancorp Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2019

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 21, 2019 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2018 fiscal year end.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the Company’s 2018 fiscal year end.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted-average exercise price of Outstanding options, warrants and rights	Number of securities remaining available for Future issuance under Equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	66,900	$23.07	1,183,984
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2018 fiscal year end.

ITEM  13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2018 fiscal year end.

ITEM  14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2018 fiscal year end.

PART  IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Income for each of the three years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2018, 2017 and 2016.

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

10.3
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2010 (filed as Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2009, filed on March 1, 2010, and incorporated herein by reference).*

10.4
Amended and Restated Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and Michael J. Chewens (filed as Exhibit 10.3 to Registrant's Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.5
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

10.7
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008, and incorporated herein by reference).*

10.8
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

10.10	NBT Bancorp Inc. 2008 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A, filed on March 31, 2008, and incorporated herein by reference).*
10.11
Long-Term Incentive Compensation Plan for Named Executive Officers (filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, and incorporated herein by reference).*

10.12
Amended and Restated Employment Agreement, dated December 19,  2016, by and between NBT Bancorp Inc. and Timothy L. Brenner (filed as Exhibit 10.4 to Registrant's Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.13
Amended and Restated Supplemental Retirement Agreement and First Amendment to the Supplemental Retirement Agreement between Alliance Financial Corporation, Alliance Bank, N.A. and Jack H. Webb (filed as Exhibit 10.29 to Registrant's Form 10-K for the year ended December 31, 2013, filed on March 3, 2014, and incorporated herein by reference).*

10.14
Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.1 to Registrant's Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.15
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and John H. Watt, Jr. dated May 9, 2017 (filed as Exhibit 10.1 to Registrant's Form 10-Q, filed on May 10, 2017, and incorporated herein by reference).*

10.16
Supplemental Executive Retirement Agreement, dated December 19, 2016 by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.17
Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and Joseph R. Stagliano (Filed as Exhibit 10.19 to Registrant's Form 10-K, filed on March 1, 2018, and incorporated herein by reference).*

10.18
Employment Agreement, dated April 3, 2017, by and between NBT Bancorp Inc. and Sarah A. Halliday (Filed as Exhibit 10.20 to Registrant's Form 8-K, filed on March 1, 2018, and incorporated herein by reference).*

10.19
Form of Amendment to Employment Agreements, dated September 27, 2017, by and between NBT Bancorp Inc. and John H. Watt, Jr., Timothy L. Brenner, Joseph R. Stagliano and Sarah A. Halliday, respectively (Filed as Exhibit 10.1 to Registrant's Form 8-K, filed on September 29, 2017, and incorporated herein by reference).*

10.20	NBT Bancorp Inc. 2018 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A, filed on April 6, 2018, and incorporated herein by reference).*
21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as noted above.

(c)	Not applicable.

ITEM  16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act  of 1934, NBT Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly  authorized.

NBT BANCORP INC. (Registrant)
March 1, 2019

/s/ John H. Watt, Jr.
John H. Watt, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Martin A. Dietrich
Martin A. Dietrich
Chairman and Director
Date: March 1, 2019

/s/ John H. Watt, Jr.
John H. Watt, Jr.
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 1, 2019

/s/ Michael J. Chewens
Michael J. Chewens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: March 1, 2019

/s/ Patricia T. Civil
Patricia T. Civil, Director
Date: March 1, 2019

/s/ Timothy E. Delaney
Timothy E. Delaney, Director
Date: March 1, 2019

/s/ James H. Douglas
James H. Douglas, Director
Date: March 1, 2019

/s/ Andrew S. Kowalczyk III
Andrew S. Kowalczyk III, Director
Date: March 1, 2019

/s/ John C. Mitchell
John C. Mitchell, Director
Date: March 1, 2019

/s/ V. Daniel Robinson II
V. Daniel Robinson II, Director
Date: March 1, 2019

/s/ Matthew J. Salanger
Matthew J. Salanger, Director
Date: March 1, 2019

/s/ Joseph A. Santangelo
Joseph A. Santangelo, Director
Date: March 1, 2019

/s/ Lowell A. Seifter
Lowell A. Seifter, Director
Date: March 1, 2019

/s/ Robert A. Wadsworth
Robert A. Wadsworth, Director
Date: March 1, 2019

/s/ Jack H. Webb
Jack H. Webb, Director
Date: March 1, 2019