Form 10-Q
period 2019-03-31
NBT BANCORP INC
filed 2019-05-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	NBTB	The NASDAQ Stock Market LLC

As of April 30, 2019, there were 43,757,647 shares outstanding of the Registrant’s common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q-Quarter Ended March 31, 2019

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	March 31,	December 31,
	2019	2018
(In thousands, except share and per share data)
Assets
Cash and due from banks	$143,989	$175,550
Short-term interest bearing accounts	33,130	5,405
Equity securities, at fair value	25,482	23,053
Securities available for sale, at fair value	951,859	998,496
Securities held to maturity (fair value $782,761 and $778,675, respectively)	780,565	783,599
Federal Reserve and Federal Home Loan Bank stock	43,957	53,229
Loans held for sale	8,525	6,943
Loans	6,890,312	6,887,709
Less allowance for loan losses	71,405	72,505
Net loans	$6,818,907	$6,815,204
Premises and equipment, net	78,391	78,970
Goodwill	274,769	274,769
Intangible assets, net	14,631	15,599
Bank owned life insurance	178,856	177,479
Other assets	180,449	148,067
Total assets	$9,533,510	$9,556,363
Liabilities
Demand (noninterest bearing)	$2,324,981	$2,361,099
Savings, NOW and money market	4,370,374	4,076,434
Time	922,304	930,678
Total deposits	$7,617,659	$7,368,211
Short-term borrowings	544,883	871,696
Long-term debt	73,696	73,724
Junior subordinated debt	101,196	101,196
Other liabilities	162,021	123,627
Total liabilities	$8,499,455	$8,538,454
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at March 31, 2019 and December 31, 2018	$-	$-
Common stock, $0.01 par value; authorized 100,000,000 shares at March 31, 2019 and December 31, 2018; issued 49,651,493 at March 31, 2019 and December 31, 2018	497	497
Additional paid-in-capital	575,944	575,466
Retained earnings	627,556	621,203
Accumulated other comprehensive loss	(34,932)	(43,174)
Common stock in treasury, at cost, 5,911,607 and 5,978,527 shares at March 31, 2019 and December 31, 2018, respectively	(135,010)	(136,083)
Total stockholders’ equity	$1,034,055	$1,017,909
Total liabilities and stockholders’ equity	$9,533,510	$9,556,363

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
	Three Months Ended March 31,
	2019	2018
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$79,321	$70,443
Securities available for sale	5,922	6,926
Securities held to maturity	5,217	2,625
Other	884	766
Total interest, fee and dividend income	$91,344	$80,760
Interest expense
Deposits	$8,826	$3,931
Short-term borrowings	3,237	1,966
Long-term debt	422	476
Junior subordinated debt	1,168	901
Total interest expense	$13,653	$7,274
Net interest income	$77,691	$73,486
Provision for loan losses	5,807	7,496
Net interest income after provision for loan losses	$71,884	$65,990
Noninterest income
Insurance and other financial services revenue	$6,756	$6,504
Service charges on deposit accounts	4,236	3,972
ATM and debit card fees	5,525	5,273
Retirement plan administration fees	7,734	5,339
Trust	4,551	4,878
Bank owned life insurance	1,377	1,347
Net securities gains	57	72
Other	3,585	3,892
Total noninterest income	$33,821	$31,277
Noninterest expense
Salaries and employee benefits	$39,356	$36,567
Occupancy	6,275	6,119
Data processing and communications	4,414	4,279
Professional fees and outside services	3,668	3,492
Equipment	4,757	4,038
Office supplies and postage	1,591	1,573
FDIC expenses	1,017	1,201
Advertising	503	337
Amortization of intangible assets	968	914
Loan collection and other real estate owned, net	785	1,337
Other	5,126	4,415
Total noninterest expense	$68,460	$64,272
Income before income tax expense	$37,245	$32,995
Income tax expense	8,118	7,009
Net income	$29,127	$25,986
Earnings per share
Basic	$0.67	$0.60
Diluted	$0.66	$0.59

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
	Three Months Ended March 31,
	2019	2018
(In thousands)
Net income	$29,127	$25,986
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$11,036	$(15,454)
Tax effect	(2,759)	3,864
Unrealized net holding gains (losses) arising during the period, net	$8,277	$(11,590)

Reclassification adjustment for net losses in net income, gross	$99	$-
Tax effect	(25)	-
Reclassification adjustment for net losses in net income, net	$74	$-

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$167	$188
Tax effect	(42)	(47)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$125	$141

Total securities available for sale, net	$8,476	$(11,449)

Cash flow hedges:
Unrealized (losses) gains on derivatives (cash flow hedges), gross	$(170)	$1,048
Tax effect	43	(262)
Unrealized (losses) gains on derivatives (cash flow hedges), net	$(127)	$786

Reclassification of net unrealized (gains) on cash flow hedges to interest (income), gross	$(799)	$(359)
Tax effect	200	90
Reclassification of net unrealized (gains) on cash flow hedges to interest (income), net	$(599)	$(269)

Total cash flow hedges, net	$(726)	$517

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$656	$295
Tax effect	(164)	(74)
Amortization of prior service cost and actuarial losses, net	$492	$221

Total pension and other benefits, net	$492	$221

Total other comprehensive income (loss)	$8,242	$(10,711)
Comprehensive income	$37,369	$15,275

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2017	$497	$574,209	$543,713	$(22,077)	$(138,165)	$958,177
Net income	-	-	25,986	-	-	25,986
Cumulative effect adjustment for ASU 2016-01 implementation	-	-	1,475	(2,628)	-	(1,153)
Cumulative effect adjustment for ASU 2018-02 implementation	-	-	5,575	(5,575)	-	-
Cash dividends - $0.48 per share	-	-	(20,966)	-	-	(20,966)
Net issuance of 72,844 shares to employee and other stock plans	-	(2,037)	-	-	980	(1,057)
Stock-based compensation	-	2,454	-	-	-	2,454
Other comprehensive loss	-	-	-	(10,711)	-	(10,711)
Balance at March 31, 2018	$497	$574,626	$555,783	$(40,991)	$(137,185)	$952,730

Balance at December 31, 2018	$497	$575,466	$621,203	$(43,174)	$(136,083)	$1,017,909
Net income	-	-	29,127	-	-	29,127
Cash dividends - $0.52 per share	-	-	(22,774)	-	-	(22,774)
Net issuance of 66,920 shares to employee and other stock plans	-	(2,099)	-	-	1,073	(1,026)
Stock-based compensation	-	2,577	-	-	-	2,577
Other comprehensive income	-	-	-	8,242	-	8,242
Balance at March 31, 2019	$497	$575,944	$627,556	$(34,932)	$(135,010)	$1,034,055

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Three Months Ended March 31,
	2019	2018
(In thousands)
Operating activities
Net income	$29,127	$25,986
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	5,807	7,496
Depreciation and amortization of premises and equipment	2,357	2,327
Net amortization on securities	797	1,081
Amortization of operating lease right-of-use asset	1,799	-
Amortization of intangible assets	968	914
Excess tax benefit on stock-based compensation	(260)	(407)
Stock-based compensation expense	2,577	2,454
Bank owned life insurance income	(1,377)	(1,347)
Proceeds from sale of loans held for sale	25,232	23,977
Originations and purchases of loans held for sale	(26,586)	(24,188)
Net gain on sale of loans held for sale	(88)	(57)
Net security gains	(57)	(72)
Net gains on sale of other real estate owned	(157)	(174)
Net change in other assets and other liabilities	(926)	2,061
Net cash provided by operating activities	$39,213	$40,051
Investing activities
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	$94,488	$51,122
Proceeds from sales	26,203	-
Purchases	(63,579)	(91,520)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	30,999	18,242
Purchases	(28,034)	(21,333)
Equity securities:
Proceeds from sales	-	2,623
Purchases	(21)	-
Other:
Net increase in loans	(9,975)	(69,659)
Proceeds from Federal Home Loan Bank stock redemption	48,444	71,081
Purchases of Federal Home Loan Bank stock	(39,172)	(68,153)
Purchases of premises and equipment, net	(1,910)	(1,186)
Proceeds from sales of other real estate owned	701	534
Net cash provided by (used in) investing activities	$58,144	$(108,249)
Financing activities
Net increase in deposits	$249,448	$223,292
Net decrease in short-term borrowings	(326,814)	(133,111)
Proceeds from issuance of long-term debt	-	25,000
Repayments of long-term debt	(27)	(25,045)
Proceeds from the issuance of shares to employee and other stock plans	204	672
Cash paid by employer for tax-withholding on stock issuance	(1,230)	(1,729)
Cash dividends	(22,774)	(20,966)
Net cash (used in) provided by financing activities	$(101,193)	$68,113
Net decrease in cash and cash equivalents	$(3,836)	$(85)
Cash and cash equivalents at beginning of period	180,955	159,664
Cash and cash equivalents at end of period	$177,119	$159,579

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$13,329	$7,677
Income taxes paid, net of refund	1,817	3,199
Noncash investing activities:
Loans transferred to other real estate owned	$325	$780

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2019

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

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, the Bank, NBT Financial and NBT Holdings. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

3.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of available for sale (“AFS”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2019
Federal agency	$29,990	$10	$364	$29,636
State & municipal	598	-	-	598
Mortgage-backed:
Government-sponsored enterprises	482,357	1,155	4,022	479,490
U.S. government agency securities	36,601	384	308	36,677
Collateralized mortgage obligations:
Government-sponsored enterprises	333,838	623	4,568	329,893
U.S. government agency securities	76,469	166	1,070	75,565
Total AFS securities	$959,853	$2,338	$10,332	$951,859
As of December 31, 2018
Federal agency	$84,982	$10	$693	$84,299
State & municipal	30,136	16	237	29,915
Mortgage-backed:
Government-sponsored enterprises	493,225	439	10,354	483,310
U.S. government agency securities	29,190	270	475	28,985
Collateralized mortgage obligations:
Government-sponsored enterprises	332,409	344	7,211	325,542
U.S. government agency securities	47,684	137	1,376	46,445
Total AFS securities	$1,017,626	$1,216	$20,346	$998,496

The components of net realized gains (losses) on the sale of AFS securities are as follows. These amounts were reclassified out of AOCI and into earnings:

	Three Months Ended March 31,
(In thousands)	2019	2018
Gross realized gains	$53	$-
Gross realized (losses)	(152)	-
Net AFS realized (losses)	$(99)	$-

Included in net gains (losses) from sale transactions, the Company recorded gains from calls on AFS securities of approximately $4 thousand for the three months ended March 31, 2019. There were no recorded gains from calls on AFS securities included in net gains (losses) from sales transactions for the three months ended March 31, 2018.

The amortized cost, estimated fair value and unrealized gains (losses) of securities held to maturity (“HTM”) are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2019
Federal agency	$19,995	$55	$-	$20,050
Mortgage-backed:
Government-sponsored enterprises	160,566	1,281	981	160,866
U.S. government agency securities	14,545	460	-	15,005
Collateralized mortgage obligations:
Government-sponsored enterprises	247,418	1,388	2,230	246,576
U.S. government agency securities	103,741	1,329	-	105,070
State & municipal	234,300	1,254	360	235,194
Total HTM securities	$780,565	$5,767	$3,571	$782,761
As of December 31,2018
Federal agency	$19,995	$52	$-	$20,047
Mortgage-backed:
Government-sponsored enterprises	164,618	712	2,773	162,557
U.S. government agency securities	15,230	403	-	15,633
Collateralized mortgage obligations:
Government-sponsored enterprises	257,475	1,097	3,897	254,675
U.S. government agency securities	83,148	767	-	83,915
State & municipal	243,133	331	1,616	241,848
Total HTM securities	$783,599	$3,362	$8,286	$778,675

AFS and HTM securities with amortized costs totaling $1.5 billion at March 31, 2019 and December 31, 2018 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at March 31, 2019 and December 31, 2018, AFS and HTM securities with an amortized cost of $207.5 million and $215.3 million, respectively, were pledged as collateral for securities sold under the repurchase agreements.

The following table sets forth information with regard to investment securities with unrealized losses segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of March 31, 2019
AFS securities:
Federal agency	$-	$-	-	$9,636	$(364)	1	$9,636	$(364)	1
Mortgage-backed	234	(2)	2	352,339	(4,328)	90	352,573	(4,330)	92
Collateralized mortgage obligations	36,739	(166)	5	311,623	(5,472)	64	348,362	(5,638)	69
Total securities with unrealized losses	$36,973	$(168)	7	$673,598	$(10,164)	155	$710,571	$(10,332)	162

HTM securities:
Mortgaged-backed	$-	$-	-	$82,204	$(981)	6	$82,204	$(981)	6
Collateralized mortgage obligations	-	-	-	125,486	(2,230)	24	125,486	(2,230)	24
State & municipal	-	-	-	19,302	(360)	30	19,302	(360)	30
Total securities with unrealized losses	$-	$-	-	$226,992	$(3,571)	60	$226,992	$(3,571)	60

As of December 31, 2018
AFS securities:
Federal agency	$-	$-	-	$64,294	$(693)	6	$64,294	$(693)	6
State & municipal	1,715	(3)	3	22,324	(234)	35	24,039	(237)	38
Mortgage-backed	18,462	(65)	12	428,440	(10,764)	101	446,902	(10,829)	113
Collateralized mortgage obligations	12,118	(69)	5	320,908	(8,518)	62	333,026	(8,587)	67
Total securities with unrealized losses	$32,295	$(137)	20	$835,966	$(20,209)	204	$868,261	$(20,346)	224

HTM securities:
Mortgage -backed	$-	$-	-	$82,579	$(2,773)	6	$82,579	$(2,773)	6
Collateralized mortgage obligations	4,386	(7)	2	145,396	(3,890)	26	149,782	(3,897)	28
State & municipal	18,907	(84)	30	58,258	(1,532)	86	77,165	(1,616)	116
Total securities with unrealized losses	$23,293	$(91)	32	$286,233	$(8,195)	118	$309,526	$(8,286)	150

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

Management has the intent to hold the securities classified as HTM until they mature, at which time it is believed the Company will receive full value for the securities. The unrealized losses on HTM debt securities are due to increases in market interest rates over yields at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities. The fair value is expected to recover as the bonds approach their respective maturity date or repricing date or if market yields for such investments decline.

Management also has the intent to hold and will not be required to sell, the debt securities classified as AFS for a period of time sufficient for a recovery of cost, which may be at maturity. The unrealized losses on AFS debt securities are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities. For AFS debt securities, OTTI losses are recognized in earnings if the Company intends to sell the security. In other cases the Company considers the relevant factors noted above, as well as the Company’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence exists to support a realizable value equal to or greater than the cost basis. Any impairment loss on an equity security is equal to the full difference between the cost basis and the fair value of the security.

As of March 31, 2019 and December 31, 2018, management believes the impairments detailed in the table above are temporary. There were no OTTI losses realized in the Company’s consolidated statements of income for the three months ended March 31, 2019, and March 31, 2018.

The following table sets forth information with regard to gains and losses on equity securities:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net gains and losses recognized on equity securities	$156	$72
Less: Net gains and losses recognized during the period on equity securities sold during the period	-	44
Unrealized gains and losses recognized on equity securities still held	$156	$28

As of March 31, 2019 and December 31, 2018, the carrying value of equity securities without readily determinable fair values was $4.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of March 31, 2019 and March 31, 2018. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the quarters ended March 31, 2019 and March 31, 2018.

The following table sets forth information with regard to contractual maturities of debt securities at March 31, 2019:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$610	$610
From one to five years	51,922	51,573
From five to ten years	161,292	160,434
After ten years	746,029	739,242
Total AFS debt securities	$959,853	$951,859
HTM debt securities:
Within one year	$78,118	$78,118
From one to five years	64,632	64,930
From five to ten years	204,726	204,881
After ten years	433,089	434,832
Total HTM debt securities	$780,565	$782,761

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2019 and December 31, 2018.

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

Portfolio	Class
Commercial Loans	Commercial and Industrial
Commercial Real Estate
Business Banking
Consumer Loans	Dealer Finance
Specialty Lending
Direct
Residential Real Estate

Commercial Loans

The Company offers a variety of Commercial loan products. The Company’s underwriting analysis for commercial loans typically includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows.

Commercial and Industrial (“C&I”) – The Company offers a variety of loan options to meet the specific needs of our C&I customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchase and seasonal crop expenses. Generally, a collateral lien is placed on equipment or other assets owned by the borrower. These loans typically carry a higher risk than Commercial Real Estate loans due to the nature of the underlying collateral, which can be business assets such as equipment, accounts receivable and perishable agricultural products, which are exposed to industry price volatility. To reduce these risks, management also attempts to obtain personal guarantees of the owners or obtain government loan guarantees to provide further support.

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

Specialty Lending – The Company offers unsecured Consumer loans across a national footprint originated through our relationship with national technology-driven consumer lending companies to finance such things as dental and medical procedures, K-12 tuition, solar energy installations and other consumer purpose loans. Advances of credit through this specialty lending business line are subject to the Company’s underwriting standards including criteria such as FICO score and debt to income thresholds.

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

The following table illustrates the changes in the allowance for loan losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of December 31, 2018	$32,759	$37,178	$2,568	$72,505
Charge-offs	(747)	(7,433)	(274)	(8,454)
Recoveries	94	1,399	54	1,547
Provision	53	5,660	94	5,807
Ending Balance as of March 31, 2019	$32,159	$36,804	$2,442	$71,405

Balance as of December 31, 2017	$27,606	$36,830	$5,064	$69,500
Charge-offs	(805)	(7,687)	(182)	(8,674)
Recoveries	187	1,644	47	1,878
Provision	1,202	6,186	108	7,496
Ending Balance as of March 31, 2018	$28,190	$36,973	$5,037	$70,200

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on our estimate of incurred losses at the balance sheet date. There was no allowance for loan losses for the acquired loan portfolio as of March 31, 2019 and December 31, 2018. There were no net charge-offs related to acquired loans during the three months ended March 31, 2019 and approximately $0.1 million during the three months ended March 31, 2018, and are included in the table above.

The following table illustrates the allowance for loan losses and the recorded investment by portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
As of March 31, 2019
Allowance for loan losses	$32,159	$36,804	$2,442	$71,405
Allowance for loans individually evaluated for impairment	25	-	-	25
Allowance for loans collectively evaluated for impairment	$32,134	$36,804	$2,442	$71,380
Ending balance of loans	$3,250,482	$2,249,419	$1,390,411	$6,890,312
Ending balance of originated loans individually evaluated for impairment	6,009	7,813	7,220	21,042
Ending balance of acquired loans collectively evaluated for impairment	140,103	29,626	142,814	312,543
Ending balance of originated loans collectively evaluated for impairment	$3,104,370	$2,211,980	$1,240,377	$6,556,727

As of December 31, 2018
Allowance for loan losses	$32,759	$37,178	$2,568	$72,505
Allowance for loans individually evaluated for impairment	25	-	-	25
Allowance for loans collectively evaluated for impairment	$32,734	$37,178	$2,568	$72,480
Ending balance of loans	$3,222,310	$2,284,563	$1,380,836	$6,887,709
Ending balance of originated loans individually evaluated for impairment	5,786	7,887	6,905	20,578
Ending balance of acquired loans collectively evaluated for impairment	143,690	31,624	147,277	322,591
Ending balance of originated loans collectively evaluated for impairment	$3,072,834	$2,245,052	$1,226,654	$6,544,540

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

The following tables set forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of March 31, 2019
Originated
Commercial Loans:
C&I	$74	$-	$-	$74	$899	$858,653	$859,626
CRE	5,794	420	-	6,214	4,818	1,753,079	1,764,111
Business Banking	1,149	235	-	1,384	5,970	479,288	486,642
Total Commercial Loans	$7,017	$655	$-	$7,672	$11,687	$3,091,020	$3,110,379
Consumer Loans:
Dealer Finance	$11,388	$1,962	$878	$14,228	$2,924	$1,173,956	$1,191,108
Specialty Lending	3,235	1,733	1,604	6,572	45	522,527	529,144
Direct	2,530	808	393	3,731	2,895	492,915	499,541
Total Consumer Loans	$17,153	$4,503	$2,875	$24,531	$5,864	$2,189,398	$2,219,793
Residential Real Estate	$1,573	$398	$315	$2,286	$6,141	$1,239,170	$1,247,597
Total Originated Loans	$25,743	$5,556	$3,190	$34,489	$23,692	$6,519,588	$6,577,769

Acquired
Commercial Loans:
C&I	$-	$-	$-	$-	$-	$27,166	$27,166
CRE	-	-	-	-	-	80,623	80,623
Business Banking	121	285	-	406	383	31,525	32,314
Total Commercial Loans	$121	$285	$-	$406	$383	$139,314	$140,103
Consumer Loans:
Dealer Finance	$-	$-	$-	$-	$-	$3	$3
Direct	76	2	-	78	219	29,326	29,623
Total Consumer Loans	$76	$2	$-	$78	$219	$29,329	$29,626
Residential Real Estate	$788	$119	$145	$1,052	$1,338	$140,424	$142,814
Total Acquired Loans	$985	$406	$145	$1,536	$1,940	$309,067	$312,543

Total Loans	$26,728	$5,962	$3,335	$36,025	$25,632	$6,828,655	$6,890,312

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2018
Originated
Commercial Loans:
C&I	$909	$-	$-	$909	$1,062	$846,148	$848,119
CRE	1,089	-	588	1,677	4,995	1,734,558	1,741,230
Business Banking	1,092	302	-	1,394	5,974	481,903	489,271
Total Commercial Loans	$3,090	$302	$588	$3,980	$12,031	$3,062,609	$3,078,620
Consumer Loans:
Dealer Finance	$14,519	$2,300	$1,186	$18,005	$1,971	$1,196,136	$1,216,112
Specialty Lending	3,479	1,773	1,562	6,814	-	518,114	524,928
Direct	2,962	1,437	552	4,951	2,592	504,356	511,899
Total Consumer Loans	$20,960	$5,510	$3,300	$29,770	$4,563	$2,218,606	$2,252,939
Residential Real Estate	$1,426	$157	$1,182	$2,765	$6,778	$1,224,016	$1,233,559
Total Originated Loans	$25,476	$5,969	$5,070	$36,515	$23,372	$6,505,231	$6,565,118

Acquired
Commercial Loans:
C&I	$-	$-	$-	$-	$-	$26,124	$26,124
CRE	-	-	-	-	-	84,492	84,492
Business Banking	466	288	-	754	390	31,930	33,074
Total Commercial Loans	$466	$288	$-	$754	$390	$142,546	$143,690
Consumer Loans:
Dealer Finance	$1	$1	$-	$2	$-	$30	$32
Direct	152	41	15	208	227	31,157	31,592
Total Consumer Loans	$153	$42	$15	$210	$227	$31,187	$31,624
Residential Real Estate	$546	$42	$-	$588	$1,498	$145,191	$147,277
Total Acquired Loans	$1,165	$372	$15	$1,552	$2,115	$318,924	$322,591

Total Loans	$26,641	$6,341	$5,085	$38,067	$25,487	$6,824,155	$6,887,709

There were no material commitments to extend further credit to borrowers with nonperforming loans as of March 31, 2019 and December 31, 2018.

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

The following table provides information on impaired loans specifically evaluated for impairment:

	March 31, 2019			December 31, 2018
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
C&I	$244	$516		$228	$497
CRE	4,237	6,272		4,312	6,330
Business Banking	1,299	2,341		1,013	2,001
Total Commercial Loans	$5,780	$9,129		$5,553	$8,828
Consumer Loans:
Dealer Finance	$187	$283		$143	$241
Direct	7,626	9,763		7,744	9,831
Total Consumer Loans	$7,813	$10,046		$7,887	$10,072
Residential Real Estate	$7,220	$9,839		$6,905	$9,414
Total	$20,813	$29,014		$20,345	$28,314

With an allowance recorded:
Commercial Loans:
C&I	$229	$236	$25	$233	$238	$25
Total Commercial Loans	$229	$236	$25	$233	$238	$25

Total Loans	$21,042	$29,250	$25	$20,578	$28,552	$25

There were no acquired impaired loans specifically evaluated for impairment as of March 31, 2019 or December 31, 2018.

The following table summarizes the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	For the three months ended
	March 31, 2019		March 31, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$462	$1	$467	$-
CRE	4,282	30	4,506	32
Business Banking	1,263	6	954	5
Total Commercial Loans	$6,007	$37	$5,927	$37
Consumer Loans:
Dealer Finance	$173	$2	$184	$3
Direct	7,716	98	8,190	109
Total Consumer Loans	$7,889	$100	$8,374	$112
Residential Real Estate	$7,166	$77	$6,881	$73
Total Originated	$21,062	$214	$21,182	$222

Total Loans	$21,062	$214	$21,182	$222

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

Classified loans are inadequately protected by the current worth and paying capacity of the obligor or, if applicable, the collateral pledged. These loans have a well-defined weakness or weaknesses, that jeopardize the liquidation of the debt or in some cases make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Classified loans have a higher probability of payment default or total substantial loss. These loans require more intensive supervision by management and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. Classified loans where the full collection of interest and principal is in doubt are considered to have a nonaccrual status. In some cases, Classified loans are considered uncollectable and of such little value that their continuance as assets is not warranted.

●	Non-classified

Loans graded as Non-classified encompass all loans not graded as Classified. Non-classified loans are in compliance with loan covenants and payments are generally made as agreed.

Consumer and Residential Real Estate Grading System

Consumer and Residential Real Estate loans are graded as either Nonperforming or Performing.

●	Nonperforming

Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.

●	Performing

All loans not meeting any of these criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class:

(In thousands)	March 31, 2019
Originated
Commercial Credit Exposure
By Internally Assigned Grade:		C&I	CRE	Total
Pass		$806,097	$1,704,986	$2,511,083
Special Mention		13,217	14,172	27,389
Substandard		40,312	44,953	85,265
Total		$859,626	$1,764,111	$2,623,737

Business Banking Credit Exposure			Business Banking
By Internally Assigned Grade:				Total
Non-classified			$473,402	$473,402
Classified			13,240	13,240
Total			$486,642	$486,642

Consumer Credit Exposure	Dealer Finance	Specialty Lending
By Payment Activity:			Direct	Total
Performing	$1,187,306	$527,495	$496,253	$2,211,054
Nonperforming	3,802	1,649	3,288	8,739
Total	$1,191,108	$529,144	$499,541	$2,219,793

Residential Real Estate Credit Exposure			Residential Real Estate
By Payment Activity:				Total
Performing			$1,241,141	$1,241,141
Nonperforming			6,456	6,456
Total			$1,247,597	$1,247,597

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$24,488	$76,934	$101,422
Special Mention	2,670	3,074	5,744
Substandard	8	615	623
Total	$27,166	$80,623	$107,789

Business Banking Credit Exposure		Business Banking
By Internally Assigned Grade:			Total
Non-classified		$29,295	$29,295
Classified		3,019	3,019
Total		$32,314	$32,314

Consumer Credit Exposure	Dealer Finance
By Payment Activity:		Direct	Total
Performing	$3	$29,404	$29,407
Nonperforming	-	219	219
Total	$3	$29,623	$29,626

Residential Real Estate Credit Exposure		Residential Real Estate
By Payment Activity:			Total
Performing		$141,331	$141,331
Nonperforming		1,483	1,483
Total		$142,814	$142,814

(In thousands)	December 31, 2018
Originated
Commercial Credit Exposure
By Internally Assigned Grade:		C&I	CRE	Total
Pass		$796,778	$1,681,330	$2,478,108
Special Mention		11,348	13,894	25,242
Substandard		39,993	46,006	85,999
Total		$848,119	$1,741,230	$2,589,349

Business Banking Credit Exposure			Business Banking
By Internally Assigned Grade:				Total
Non-classified			$476,052	$476,052
Classified			13,219	13,219
Total			$489,271	$489,271

Consumer Credit Exposure	Dealer Finance	Specialty Lending
By Payment Activity:			Direct	Total
Performing	$1,212,955	$523,366	$508,755	$2,245,076
Nonperforming	3,157	1,562	3,144	7,863
Total	$1,216,112	$524,928	$511,899	$2,252,939

Residential Real Estate Credit Exposure			Residential Real Estate
By Payment Activity:				Total
Performing			$1,225,599	$1,225,599
Nonperforming			7,960	7,960
Total			$1,233,559	$1,233,559

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$23,283	$83,762	$107,045
Special Mention	2,831	92	2,923
Substandard	10	638	648
Total	$26,124	$84,492	$110,616

Business Banking Credit Exposure		Business Banking
By Internally Assigned Grade:			Total
Non-classified		$29,945	$29,945
Classified		3,129	3,129
Total		$33,074	$33,074

Consumer Credit Exposure	Dealer Finance
By Payment Activity:		Direct	Total
Performing	$32	$31,350	$31,382
Nonperforming	-	242	242
Total	$32	$31,592	$31,624

Residential Real Estate Credit Exposure		Residential Real Estate
By Payment Activity:			Total
Performing		$145,779	$145,779
Nonperforming		1,498	1,498
Total		$147,277	$147,277

Troubled Debt Restructuring

When the Company modifies a loan in a troubled debt restructuring, such modifications include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount. Residential Real Estate and Consumer TDRs occurring during 2019 and 2018 were due to the reduction in the interest rate or extension of the term. Commercial TDRs during 2019 and 2018 were both a reduction of the interest rate and change in terms.

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

The following table illustrates the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three months ended March 31, 2019			Three months ended March 31, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
C&I	1	$65	$65	-	$-	$-
Business Banking	2	388	388	3	319	410
Total Commercial Loans	3	$453	$453	3	$319	$410
Consumer Loans:
Dealer Finance	5	$74	$74	6	$82	$81
Direct	6	320	320	2	41	41
Total Consumer Loans	11	$394	$394	8	$123	$122
Residential Real Estate	6	$388	$405	5	$323	$323
Total Troubled Debt Restructurings	20	$1,235	$1,252	16	$765	$855

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three months ended March 31, 2019		Three months ended March 31, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Loans:
Business Banking	-	$-	1	$200
Total Commercial Loans	-	$-	1	$200
Consumer Loans:
Dealer Finance	2	$17	-	$-
Direct	10	600	14	870
Total Consumer Loans	12	$617	14	$870
Residential Real Estate	8	$398	8	$504
Total Troubled Debt Restructurings	20	$1,015	23	$1,574

5.          Leases

Operating leases in which we are the lessee are recorded as operating lease right of use (“ROU”) assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the unaudited interim consolidated balance sheets. The Company does not have any significant finance leases in which we are the lessee as of March 31, 2019 and December 31, 2018.

Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the unaudited interim consolidated statements of income.

We have made a policy election to exclude the recognition requirements to all classes of leases with original terms of 12 months or less. Instead, the short-term lease payments are recognized in profit or loss on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes and insurance are not included in the measurement of the lease liability since they are generally able to be segregated.

Our leases relate primarily to office space and bank branches, some of which contain options to renew the lease. These options to renew are generally not considered reasonably certain to exercise, and are therefore not included in the lease term until such time that the option to renew is reasonably certain. As of March 31, 2019, operating lease ROU assets and liabilities were $32.9 million and $35.4 million, respectively.

The table below summarizes our net lease cost:

(In thousands)	Three months ended March 31, 2019
Operating lease cost	$1,799
Variable lease cost	677
Short-term lease cost	90
Sublease income	(101)
Total operating lease cost	$2,465

The table below show future minimum rental commitments related to non-cancelable operating leases for the next five years and thereafter:

(In thousands)	Three months ended March 31, 2019
2019	$5,197
2020	6,541
2021	5,689
2022	4,880
2023	4,034
Thereafter	13,874
Total lease payments	$40,215
Less: interest	(4,838)
Present value of lease liabilities	$35,377

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental information on the unaudited interim consolidated statements of cash flows for operating leases:

(In thousands except for percent and period data)	Three months ended March 31, 2019
Weighted average remaining lease term, in years	7.87
Weighted average discount rate	3.05%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,549
ROU assets obtained in exchange for lease liabilities	34,427

As of March 31, 2019 there are no new significant leases that have not yet commenced.

The following table shows the future minimum rental payments related to non-cancelable operating leases with original terms of one year or more as of December 31, 2018.

(In thousands)	December 31, 2018
2019	$6,890
2020	6,467
2021	5,613
2022	4,773
2023	3,972
Thereafter	13,869
Total	$41,584

6.          Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at March 31, 2019. Benefits paid from the plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds.

In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives of Alliance Financial Corporation (“Alliance”) when the company acquired Alliance.

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

The Company made no voluntary contributions to the pension and other benefits plans during the three months ended March 31, 2019 and 2018.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
(In thousands)	2019	2018	2019	2018
Components of net periodic cost (benefit):
Service cost	$435	$420	$2	$3
Interest cost	981	920	81	82
Expected return on plan assets	(1,873)	(2,123)	-	-
Net amortization	639	251	17	44
Total net periodic cost (benefit)	$182	$(532)	$100	$129

The service cost component of net periodic cost (benefit) is included in Salaries and Employee Benefits and the interest cost, expected return on plan assets and net amortization components are included in Other Noninterest Expense on the unaudited interim consolidated statements of income.

7.          Earnings Per Share

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three months ended March 31,
(In thousands, except per share data)	2019	2018
Basic EPS:
Weighted average common shares outstanding	43,785	43,663
Net income available to common stockholders	$29,127	$25,986
Basic EPS	$0.67	$0.60

Diluted EPS:
Weighted average common shares outstanding	43,785	43,663
Dilutive effect of common stock options and restricted stock	296	312
Weighted average common shares and common share equivalents	44,081	43,975
Net income available to common stockholders	$29,127	$25,986
Diluted EPS	$0.66	$0.59

There were 1,500 stock options for the quarters ended March 31, 2019 and March 31, 2018, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

8.          Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss) (“AOCI”):

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three months ended
(In thousands)	March 31, 2019	March 31, 2018
AFS securities:
Losses on AFS securities	$99	$-	Net securities gains
Amortization of unrealized gains related to securities transfer	167	188	Interest income
Tax effect	$(67)	$(47)	Income tax (benefit)
Net of tax	$199	$141

Cash flow hedges:
Net unrealized (gains) on cash flow hedges reclassified to interest expense	$(799)	$(359)	Interest expense
Tax effect	$200	$90	Income tax expense
Net of tax	$(599)	$(269)

Pension and other benefits:
Amortization of net losses	$634	$273	Other noninterest expense
Amortization of prior service costs	22	22	Other noninterest expense
Tax effect	$(164)	$(74)	Income tax (benefit)
Net of tax	$492	$221

Total reclassifications, net of tax	$92	$93

9.          Derivative Instruments and Hedging Activities

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

As of March 31, 2019 the Company had ten risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which it is are a participant. The fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounts to $45 thousand and $35 thousand, respectively as of March 31, 2019. As of December 31, 2018 the Company had nine risk participation agreements, with the fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet of $36 thousand and $17 thousand, respectively. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.

Derivatives Designated as Hedging Instruments

The Company has entered into interest rate swaps to modify the interest rate characteristics of certain short-term Federal Home Loan Bank (“FHLB”) advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges.

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements:

	March 31,	December 31,
(In thousands)	2019	2018
Derivatives Not Designated as Hedging Instruments:
Fair value adjustment included in other assets and other liabilities
Interest rate derivatives	$22,231	$17,572
Notional amount:
Interest rate derivatives	695,522	653,369
Risk participation agreements	77,771	70,785
Derivatives Designated as Hedging Instruments:
Fair value adjustment included in other assets
Interest rate derivatives	1,595	2,428
Notional amount:
Interest rate derivatives	200,000	225,000

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s short-term rate borrowings. During the next twelve months, the Company estimates that an additional $1.4 million will be reclassified from AOCI as a reduction to interest expense.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

	March 31,
(In thousands)	2019	2018
Derivatives Designated as Hedging Instruments:
Interest rate derivatives - included component
Amount of (loss) or gain recognized in OCI	$(170)	$1,048
Amount of (gain) reclassified from AOCI into interest expense	(799)	(359)

The following table indicates the gain or loss recognized in income on derivatives not designating as a hedging relationship:

	March 31,
(In thousands)	2019	2018
Derivatives Not Designated as Hedging Instruments:
(Increase) decrease in other income	$(87)	$197

10.          Fair Value Measurements and Fair Value of Financial Instruments

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

For the three month period ended March 31, 2019 the Company made no transfers of assets between the levels of the fair value hierarchy. For the year ended December 31, 2018, the Company made no transfers of assets from Level 1 to Level 2 and made a $4.0 million transfer from Level 2 to Level 1.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	March 31, 2019
Assets:
AFS securities:
Federal agency	$-	$29,636	$-	$29,636
State & municipal	-	598	-	598
Mortgage-backed	-	516,167	-	516,167
Collateralized mortgage obligations	-	405,458	-	405,458
Total AFS securities	$-	$951,859	$-	$951,859
Equity securities	21,482	4,000	-	25,482
Derivatives	-	23,871	-	23,871
Total	$21,482	$979,730	$-	$1,001,212

Liabilities:
Derivatives	$-	$22,266	$-	$22,266
Total	$-	$22,266	$-	$22,266

(In thousands)	Level 1	Level 2	Level 3	December 31, 2018
Assets:
AFS securities:
Federal agency	$-	$84,299	$-	$84,299
State & municipal	-	29,915	-	29,915
Mortgage-backed	-	512,295	-	512,295
Collateralized mortgage obligations	-	371,987	-	371,987
Total AFS securities	$-	$998,496	$-	$998,496
Equity securities	19,053	4,000	-	23,053
Derivatives	-	20,000	-	20,000
Total	$19,053	$1,022,496	$-	$1,041,549

Liabilities:
Derivatives	$-	$17,572	$-	$17,572
Total	$-	$17,572	$-	$17,572

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The only non-recurring fair value measurements recorded during the three month period ended March 31, 2019 and the year ended December 31, 2018 were related to impaired loans, write-downs of other real estate owned and impairments of goodwill and intangible assets. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

As of March 31, 2019 and December 31, 2018, the Company had collateral dependent impaired loans with a carrying value of $0.2 million, which had specific reserves included in the allowance for loan losses of $25 thousand.

The following table sets forth information with regard to estimated fair values of financial instruments. This table excludes financial instruments for which the carrying amount approximates fair value. Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, AFS securities, equity securities, accrued interest receivable, non-maturity deposits, short-term borrowings, accrued interest payable and derivatives.

		March 31, 2019		December 31, 2018
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$780,565	$782,761	$783,599	$778,675
Net loans	3	6,827,432	6,775,550	6,822,147	6,754,460
Financial liabilities:
Time deposits	2	$922,304	$915,990	$930,678	$920,534
Long-term debt	2	73,696	73,981	73,724	73,927
Junior subordinated debt	2	101,196	102,946	101,196	100,114

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

HTM Securities

The fair value of the Company’s HTM securities is primarily measured using information from a third party pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Net Loans

The fair value of the Company’s loans was estimated in accordance with the exit price notion as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”). Net loans include portfolio loans and loans held for sale. Loans were first segregated by type and then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments, which also includes credit risk, illiquidity risk and other market factors to calculate the exit price fair value in accordance with ASC 820.

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

11.          Commitments and Contingencies

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $1.9 billion at March 31, 2019 and $1.7 billion at December 31, 2018.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $30.4 million at March 31, 2019 and $41.2 million at December 31, 2018. As of March 31, 2019 and December 31, 2018, the fair value of the Company’s standby letters of credit was not significant.

12.          Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2016-02. Both ASU 2016-02 and ASU 2018-01 are effective for the Company on January 1, 2019. Lessees and lessors are required to apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach. At its November 29, 2017 meeting, the FASB proposed allowing entities the option of applying the provisions of ASU 2016-02 at the effective date without adjusting the comparative periods presented. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Also in July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which allows for an optional transition method in which the provisions of ASC Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements.

The Company adopted ASU 2016-02 as of January 1, 2019 and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the carryforward of the historical lease classification, the practical expedient related to land easements and the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. The adoption of ASU 2016-02 and related transition guidance resulted in the recognition of additional net lease assets and liabilities of approximately $34 million and $37 million, respectively, as of January 1, 2019. The standard did not materially affect our consolidated net earnings or regulatory capital ratios. Refer to Note 5, Leases for more information.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU 2018-16 amends existing guidance permits the use of the OIS rate based on SOFR as a United States benchmark interest rate for hedge accounting purposes under Topic 815 in addition to other allowable rates stated in the guidance. ASU 2018-16 is effective for the Company on January 1, 2019 and should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The adoption did not have an impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). ASU 2016-13 introduces new guidance that make substantive changes to the accounting for credit losses. ASU 2016-13 introduces the CECL model, which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. ASU 2016-13 also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security’s amortized cost basis and its fair value and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. ASU 2016-13 also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. ASU 2016-13 requires expanded disclosures including, but not limited to, (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management’s estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for HTM and AFS securities. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018; however, the Company does not intend to early adopt this ASU. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures, processes and controls and is not currently able to reasonably estimate the impact of adoption on the Company’s consolidated financial statements; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the allowance for loan and lease losses. It is possible that the impact will be material to the Company’s consolidated financial statements. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. To date, the Company has completed a gap analysis, adopted a detailed implementation plan, established a formal governance structure for the project, selected and is in the process of implementing a software solution to serve as its CECL platform, hired talent to support the CECL model, documented accounting policy elections and drafted policies to comply with the new standard, selected credit loss methods for key portfolio segments and is in the process of documenting processes and controls. The Company intends to perform parallel calculations and analysis beginning in the second quarter of 2019.

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

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly owned subsidiaries, including, NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 for an understanding of the following discussion and analysis. Operating results for the three-month period ending March 31, 2019 are not necessarily indicative of the results of the full year ending December 31, 2019 or any future period.

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

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures adjust GAAP measures to exclude the effects of acquisition-related intangible amortization expense on earnings, equity and assets as well as providing a fully taxable equivalent (“FTE”) yield on securities and loans. Where non-GAAP disclosures are used in this Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables. Management believes that these non-GAAP measures provide useful information that is important to an understanding of the results of the Company’s core business as well as provide information standard in the financial institution industry. Non-GAAP measures should not be considered a substitute for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

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

The Company’s policies on the allowance for loan losses, pension accounting and provision for income taxes are disclosed in Note 1 to the consolidated financial statements presented in our 2018 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2018 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported.

Refer to Note 12 to the unaudited interim consolidated finance statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company’s results for the three months ended March 31, 2019:

●	Net income up 12.1% from the first quarter of 2018
●	Diluted earnings per share up 11.9% from the first quarter of 2018
●	Average demand deposits up 2.2% from the first quarter of 2018
●	FTE net interest margin of 3.64%, up 7 basis points from the first quarter of 2018
●	Full cycle deposit beta of 11.7% through the quarter ending March 31, 2019[1]
●	Tangible equity ratio of 8.06%, up 54 basis points from the first quarter of 2018[2]

(1)
The change in the Company’s quarterly deposit costs from December 31, 2015 to March 31, 2019 of 0.26% divided by the change in Federal Reserve’s target fed funds rate from December 2015 to March 2019 of 2.25%.

(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

Results of Operations

Net income for the three months ended March 31, 2019 was $29.1 million, up 1.7% from $28.7 million for the fourth quarter of 2018 and up 12.1% from $26.0 million for the first quarter of 2018. Diluted earnings per share for the three months ended March 31, 2019 was $0.66, as compared with $0.65 for the prior quarter, an increase of 1.5%, and $0.59 for the first quarter of 2018, an increase of 11.9%. Return on average assets (annualized) was 1.24% for the three months ended March 31, 2019 as compared to 1.20% for the prior quarter and 1.15% for the same period last year. Return on average equity (annualized) was 11.52% for the three months ended March 31, 2019 as compared to 11.34% for the prior quarter and 10.99% for the three months ended March 31, 2018. Return on average tangible common equity (annualized) was 16.45% for the three months ended March 31, 2019 as compared to 16.37% for the prior quarter and 15.95% for the three months ended March 31, 2018.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income	$29,127	$25,986
Amortization of intangible assets (net of tax)	726	686
Net income, excluding intangible amortization	$29,853	$26,672

Average stockholders’ equity	$1,025,753	$959,044
Less: average goodwill and other intangibles	289,913	281,027
Average tangible common equity	$735,840	$678,017

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities and interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on interest-earning assets and cost of interest-bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the key determining factors in a financial institution’s performance as it is the principal source of earnings.

Net interest income was $77.7 million for the first quarter of 2019, down $1.2 million, or 1.5% from the previous quarter. The FTE net interest margin was 3.64% for the three months ended March 31, 2019, up 3 basis points (“bps”) from the previous quarter, as higher rates on lower average interest-earning assets more than offset higher funding costs on higher average interest-bearing liabilities. Interest income increased $0.8 million, or 0.9%, as the yield on average interest-earning assets increased 14 bps from the prior quarter to 4.28%, while average interest-earning assets of $8.7 billion remained relatively consistent with prior quarter. Interest expense was up $2.0 million, or 17.2%, as the cost of interest-bearing liabilities increased 15 bps to 0.92% for the quarter ended March 31, 2019, driven by interest-bearing deposit costs increasing 16 bps along with increased short-term borrowings cost. The Federal Reserve has raised its target fed funds rate nine times from December 2015 through March 2019 for a total increase of 225 bps. During this same cycle of increasing rates, the Company’s average cost of deposits increased by 26 bps, resulting in a full cycle deposit beta of 11.7%.

Net interest income was $77.7 million for the first quarter of 2019, up $4.2 million, or 5.7%, from the first quarter of 2018. The FTE net interest margin of 3.64% was up 7 bps from the first quarter of 2018. Interest income increased $10.6 million, or 13.1%, as the yield on average interest-earning assets increased 36 bps from the same period in 2018, and average interest-earning assets increased $314.0 million, or 3.7%, primarily due to a $294.2 million increase in average loans. Interest expense increased $6.4 million, as the cost of interest-bearing liabilities increased 41 bps, driven by interest-bearing deposit costs increasing 38 bps combined with a 72 basis point increase in short-term borrowing costs.

Average Balances and Net Interest Income

The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 21%.

Three months ended	March 31, 2019			December 31, 2018			March 31, 2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$9,065	$91	4.07%	$3,780	$50	5.25%	$2,818	$36	5.18%
Securities available for sale (1)(3)	984,704	5,953	2.45%	1,104,198	6,367	2.29%	1,273,634	6,971	2.22%
Securities held to maturity (1)(3)	782,570	5,596	2.90%	688,840	4,733	2.73%	482,375	2,945	2.48%
Federal Reserve Bank and FHLB stock	49,152	793	6.54%	47,689	835	6.95%	46,844	730	6.32%
Loans (2)(3)	6,886,672	79,411	4.68%	6,876,341	79,074	4.56%	6,592,447	70,543	4.34%
Total interest-earning assets	$8,712,163	$91,844	4.28%	$8,720,848	$91,059	4.14%	$8,398,118	$81,225	3.92%
Other assets	795,585			769,302			746,172
Total assets	$9,507,748			$9,490,150			$9,144,290

Liabilities and Stockholders’ Equity
Money market deposit accounts	$1,804,053	$4,410	0.99%	$1,745,980	$2,855	0.65%	$1,655,308	$1,116	0.27%
NOW deposit accounts	1,135,213	438	0.16%	1,166,383	527	0.18%	1,211,029	403	0.13%
Savings deposits	1,252,042	177	0.06%	1,250,703	183	0.06%	1,248,432	172	0.06%
Time deposits	942,457	3,801	1.64%	921,252	3,412	1.47%	802,959	2,240	1.13%
Total interest-bearing deposits	$5,133,765	$8,826	0.70%	$5,084,318	$6,977	0.54%	$4,917,728	$3,931	0.32%
Short-term borrowings	712,306	3,237	1.84%	724,693	3,131	1.71%	712,220	1,966	1.12%
Long-term debt	73,707	422	2.32%	73,735	431	2.32%	88,844	476	2.17%
Junior subordinated debt	101,196	1,168	4.68%	101,196	1,110	4.35%	101,196	901	3.61%
Total interest-bearing liabilities	$6,020,974	$13,653	0.92%	$5,983,942	$11,649	0.77%	$5,819,988	$7,274	0.51%
Demand deposits	2,309,531			2,373,235			2,259,955
Other liabilities	151,490			130,151			105,303
Stockholders’ equity	1,025,753			1,002,822			959,044
Total liabilities and stockholders’ equity	$9,507,748			$9,490,150			$9,144,290
Net interest income (FTE)		$78,191			$79,410			$73,951
Interest rate spread			3.36%			3.37%			3.41%
Net interest margin (FTE)			3.64%			3.61%			3.57%
Taxable equivalent adjustment		$500			$535			$465
Net interest income		$77,691			$78,875			$73,486

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three months ended March 31,	Increase (Decrease) 2019 over 2018
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$64	$(9)	$55
Securities available for sale	(1,694)	676	(1,018)
Securities held to maturity	2,078	573	2,651
Federal Reserve Bank and FHLB stock	37	26	63
Loans	3,238	5,630	8,868
Total interest income (FTE)	$3,723	$6,896	$10,619
Money market deposit accounts	$109	$3,185	$3,294
NOW deposit accounts	(26)	61	35
Savings deposits	-	5	5
Time deposits	438	1,123	1,561
Short-term borrowings	-	1,271	1,271
Long-term debt	(85)	31	(54)
Junior subordinated debt	-	267	267
Total interest expense (FTE)	$436	$5,943	$6,379
Change in net interest income (FTE)	$3,287	$953	$4,240

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended March 31,
(In thousands)	2019	2018
Insurance and other financial services revenue	$6,756	$6,504
Service charges on deposit accounts	4,236	3,972
ATM and debit card fees	5,525	5,273
Retirement plan administration fees	7,734	5,339
Trust	4,551	4,878
Bank owned life insurance	1,377	1,347
Net securities gains	57	72
Other	3,585	3,892
Total noninterest income	$33,821	$31,277

Noninterest income for the three months ended March 31, 2019 was $33.8 million, up $7.9 million, or 30.4%, from the prior quarter and up $2.5 million, or 8.1%, from the first quarter of 2018. The increase from the prior quarter was primarily driven by lower net securities losses and seasonal increases in both insurance and other financial services revenue and retirement plan administration fees. In the fourth quarter of 2018, the Company restructured the investment portfolio by selling $109 million of lower-yielding bonds and reinvesting the proceeds in higher-yielding bonds, which resulted in a $6.6 million loss on securities sold. Excluding net securities gains (losses), noninterest income for the three months ended March 31, 2019 would have been $33.8 million, up $0.9 million, or 2.7% from the prior quarter and up $2.6 million, or 8.2% from the first quarter of 2018. The increase from the first quarter of 2018 was primarily due to higher retirement plan administration fees resulting from the acquisition of Retirement Plan Services, LLC (“RPS”) in the second quarter of 2018.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended March 31,
(In thousands)	2019	2018
Salaries and employee benefits	$39,356	$36,567
Occupancy	6,275	6,119
Data processing and communications	4,414	4,279
Professional fees and outside services	3,668	3,492
Equipment	4,757	4,038
Office supplies and postage	1,591	1,573
FDIC expenses	1,017	1,201
Advertising	503	337
Amortization of intangible assets	968	914
Loan collection and other real estate owned, net	785	1,337
Other	5,126	4,415
Total noninterest expense	$68,460	$64,272

Noninterest expense for the three months ended March 31, 2019 was $68.5 million, down $0.4 million, or 0.6%, from the prior quarter and up $4.2 million, or 6.5%, from the first quarter of 2018. The decrease from the prior quarter was primarily due to a $1.1 million decrease in other noninterest expense due to a $0.4 million decrease in non-recurring items in the fourth quarter of 2018 combined with the timing of expense items, partially offset by a $0.7 million increase in pension interest and amortization costs. Advertising expense decreased from the prior quarter by $0.5 million due to the timing of expenses in the fourth quarter of 2018. These decreases were partially offset by a $1.0 million increase in occupancy expense due to seasonal expenses. The increase from the first quarter of 2018 was driven by increases in salaries and employee benefits expense, equipment expense and other noninterest expense, which were partially offset by a decrease in loan collection and other real estate owned. Salaries and employee benefits expense increased from the first quarter of 2018 due primarily to the acquisition of RPS in the second quarter of 2018 and related employee benefits expenses combined with a $0.4 million increase in salaries related to the tax reform initiatives implemented in the first quarter of 2018.

Income Taxes

Income tax expense for the three months ended March 31, 2019 was $8.1 million, up $7.4 million, from the prior quarter and up $1.1 million from the first quarter of 2018. The effective tax rate of 21.8% for the first quarter of 2019 was up from 2.5% for the fourth quarter of 2018 and up from 21.2% for the first quarter of 2018. The increase in income tax expense from the prior quarter was primarily due to a $5.5 million tax benefit recorded in the fourth quarter of 2018 primarily related to one-time income tax return accounting method changes during the fourth quarter of 2018. The increase in income tax expense from the first quarter of 2018 was primarily due to a higher level of taxable income.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities decreased $47.2 million, or 2.6%, from December 31, 2018 to March 31, 2019. The securities portfolio represents 18.4% of total assets as of March 31, 2019 as compared to 18.9% of total assets as of December 31, 2018.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2019	December 31, 2018
Mortgage-backed securities:
With maturities 15 years or less	27%	26%
With maturities greater than 15 years	10%	10%
Collateral mortgage obligations	43%	40%
Municipal securities	13%	15%
U.S. agency notes	6%	8%
Equity securities	1%	1%
Total	100%	100%

The Company’s mortgage-backed securities, U.S. agency notes and collateralized mortgage obligations are all guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks or Ginnie Mae (“GNMA”). GNMA securities are considered similar in credit quality to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Refer to Note 3 to the Company’s unaudited interim consolidated financial statements included in this Form 10-Q for information related to other-than-temporary impairment considerations.

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	March 31, 2019	December 31, 2018
Commercial	$1,306,551	$1,291,568
Commercial real estate	1,943,931	1,930,742
Residential real estate	1,390,411	1,380,836
Dealer finance	1,191,111	1,216,144
Specialty lending	529,144	524,928
Home equity	463,582	474,566
Other consumer	65,582	68,925
Total loans	$6,890,312	$6,887,709

Total loans increased by $2.6 million, at March 31, 2019 from December 31, 2018. Loan growth in the first three months of 2019 resulted from growth in the commercial, commercial real estate and residential real estate portfolios partly offset by decline in the dealer finance portfolio. This is consistent with the Company’s strategy to focus on our higher returning portfolios thus reducing the need to rely more on price sensitive deposits to fund loan growth during the current interest rate environment. Total loans represent approximately 72.3% of assets as of March 31, 2019, as compared to 72.1% as of December 31, 2018.

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

The following table reflects changes to the allowance for loan losses for the periods presented:

Allowance for Loan Losses	Three months ended
(Dollars in thousands)	March 31, 2019		March 31, 2018
Balance, beginning of period	$72,505		$69,500
Recoveries	1,547		1,878
Charge-offs	(8,454)		(8,674)
Net charge-offs	$(6,907)		$(6,796)
Provision for loan losses	5,807		7,496
Balance, end of period	$71,405		$70,200

Composition of Net Charge-offs
Commercial	$(653)	10%	$(618)	9%
Residential Real Estate	(220)	3%	(135)	2%
Consumer	(6,034)	87%	(6,043)	89%
Net charge-offs	$(6,907)	100%	$(6,796)	100%
Annualized net charge-offs to average loans	0.41%		0.42%

Net charge-offs of $6.9 million for the three months ended March 31, 2019 were comparable to $6.8 million for the prior quarter and for the first quarter of 2018. Provision expense was lower at $5.8 million for the three months ended March 31, 2019, as compared with $6.5 million for the prior quarter and as compared with $7.5 million for the first quarter of 2018. Annualized net charge-offs to average loans for the first quarter of 2019 was 0.41%, up from 0.39% for the prior quarter and down from 0.42% for the first quarter of 2018.

The allowance for loan losses totaled $71.4 million at March 31, 2019, compared to $72.5 million at December 31, 2018 and $70.2 million at March 31, 2018. The allowance for loan losses as a percentage of loans was 1.04% (1.09% excluding acquired loans) at March 31, 2019, compared to 1.05% (1.10% excluding acquired loans) at December 31, 2018 and 1.06% (1.12% excluding acquired loans) at March 31, 2018.

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

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$11,163	44%	$11,804	46%
Residential Real Estate	5,649	22%	6,526	26%
Consumer	5,113	20%	4,068	16%
Troubled debt restructured loans	3,707	14%	3,089	12%
Total nonaccrual loans	$25,632	100%	$25,487	100%

Loans 90 days or more past due and still accruing:
Commercial	$-	-	$588	12%
Residential Real Estate	460	14%	1,182	23%
Consumer	2,875	86%	3,315	65%
Total loans 90 days or more past due and still accruing	$3,335	100%	$5,085	100%

Total nonperforming loans	$28,967		$30,572
OREO	2,222		2,441
Total nonperforming assets	$31,189		$33,013

Total nonperforming loans to total loans	0.42%		0.44%
Total nonperforming assets to total assets	0.33%		0.35%
Allowance for loan losses to total nonperforming loans	246.50%		237.16%

Nonperforming loans to total loans was 0.42% at March 31, 2019, down 2 bps from 0.44% for the prior quarter and down 1 bp from 0.43% at March 31, 2018. Past due loans as a percentage of total loans were 0.52% at March 31, 2019, down from 0.55% at December 31, 2018 and down from 0.53% at March 31, 2018.

For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to the acquisitions, or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans. As of March 31, 2019, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.09% and 265.63%, respectively. As of December 31, 2018, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.10% and 254.92%, respectively.

In addition to nonperforming loans discussed above, the Company has also identified approximately $90.1 million in potential problem loans at March 31, 2019 as compared to $90.0 million at December 31, 2018. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $7.6 billion at March 31, 2019, up $249.4 million, or 3.4%, from December 31, 2018. Total average deposits increased $265.6 million, or 3.7%, for the three months ended March 31, 2019, as compared to the same period last year driven primarily by growth in interest bearing demand deposits of $216.0 million, or 4.4%, due to growth in MMDA and time deposit accounts, combined with a $49.6 million, or 2.2%, increase in non-interest bearing deposits.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $544.9 million at March 31, 2019 compared to $871.7 million at December 31, 2018. The notional value of interest rate swaps hedging cash flow related to short-term borrowings totaled $200.0 million at March 31, 2019 and $225.0 million at December 31, 2018. Long-term debt was $73.7 million at March 31, 2019 and December 31, 2018.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders’ equity of $1.0 billion represented 10.85% of total assets at March 31, 2019 compared with $1.0 billion, or 10.65% as of December 31, 2018. Stockholders’ equity was consistent with December 31, 2018 resulting primarily from net income of $29.1 million for the three months ending March 31, 2019, partially offset by dividends declared of $22.8 million during the period and changes in OCI of $8.2 million.

The Company did not purchase shares of its common stock during the three months ended March 31, 2019. As of March 31, 2019, there were 1,000,000 shares available for repurchase under a plan authorized on October 23, 2017, which expires on December 31, 2019.

The Board of Directors considers the Company’s earnings position and earnings potential when making dividend decisions. The Board of Directors approved a second-quarter 2019 cash dividend of $0.26 per share at a meeting held on March 25, 2019. The dividend will be paid on June 14, 2019 to stockholders of record as of May 31, 2019.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2019 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	March 31, 2019	December 31, 2018
Tier 1 leverage ratio	9.62%	9.52%
Common equity tier 1 capital ratio	10.69%	10.49%
Tier 1 capital ratio	11.99%	11.79%
Total risk-based capital ratio	12.98%	12.78%
Cash dividends as a percentage of net income	78.19%	38.44%
Per common share:
Book value	$23.64	$23.31
Tangible book value (1)	$17.02	$16.66
Tangible equity ratio (2)	8.06%	7.85%

(1) Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2) Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

To manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. Management’s Asset Liability Committee (“ALCO”), meets monthly to review the Company’s interest rate risk position and profitability and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the Company’s asset/liability position, the Board and management aim to manage the Company’s interest rate risk while minimizing net interest margin compression. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long and short-term interest rates.

The primary tool utilized by ALCO to manage interest rate risk is earnings at risk modeling (interest rate sensitivity analysis). Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates is uploaded into the model to create an ending balance sheet. In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet. Two additional models are run in which a gradual increase of 200 bps and a gradual decrease of 100 bps takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario. The Company also runs other interest rate scenarios to highlight potential interest rate risks.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets, particularly prime and LIBOR-based loans) repricing downward faster than the interest-bearing liabilities that remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a slight decline from the flat rate scenario; however the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2019 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(In basis points)	net interest income
+200	(1.42%)
-100	(1.89%)

The Company anticipates that in the current environment, the trajectory of net interest income will depend significantly on the ability to manage deposit pricing in a competitive market. Deposit rates began to rise in 2018 as the federal funds rate increased four times, bringing the cycle total to nine increases totaling 225 basis points. The Company anticipates that the deposit rates may move slightly higher in the absence of further increases in the federal funds rate. Increases in the federal funds rate could result in modest increases in deposit rates. In order to maintain the net interest margin in 2019, the Company will continue to focus funding growth through lower cost core deposits.

Liquidity Risk

Liquidity is the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. ALCO is responsible for liquidity management and has developed guidelines, which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies. Requirements change as loans grow, deposits and securities mature and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.

The primary liquidity measurement the Company utilizes is called the “Basic Surplus”, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At March 31, 2019, the Company’s Basic Surplus measurement was 13.2% of total assets or approximately $1.3 billion as compared to the December 31, 2018 Basic Surplus of 11.2% or $1.1 billion and was above the Company’s minimum of 5% (calculated at $476.7 million and $477.8 million, of period end total assets at March 31, 2019 and December 31, 2018, respectively) set forth in its liquidity policies.

At March 31, 2019 and December 31, 2018, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $616.8 million and $795.8 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.0 billion at March 31, 2019 and $0.8 billion at December 31, 2018. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $554.7 million and $630.0 million at March 31, 2019 and December 31, 2018, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.4 billion at March 31, 2019 and $1.3 billion December 31, 2018. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans. At March 31, 2019 and December 31, 2018, the Bank had the capacity to borrow $851.6 million and $854.7 million, respectively, from this program. The Company’s internal policies authorize borrowings up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $1.8 billion at March 31, 2019 and $1.5 billion at December 31, 2018.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considered its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2019. Increasing competition for deposits could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2019. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (the “OCC”) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At March 31, 2019, approximately $123.6 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company’s 2018 Annual Report on Form 10-K.

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A of our 2018 Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of May 2019.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer