Form 10-Q
period 2019-06-30
NBT BANCORP INC
filed 2019-08-08
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019.
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

As of July 31, 2019, there were 43,777,233 shares outstanding of the Registrant’s common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q-Quarter Ended June 30, 2019

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2019	2018
(In thousands, except share and per share data)
Assets
Cash and due from banks	$150,154	$175,550
Short-term interest bearing accounts	39,278	5,405
Equity securities, at fair value	26,298	23,053
Securities available for sale, at fair value	979,696	998,496
Securities held to maturity (fair value $754,995 and $778,675, respectively)	744,601	783,599
Federal Reserve and Federal Home Loan Bank stock	45,996	53,229
Loans held for sale	15,662	6,943
Loans	6,963,273	6,887,709
Less allowance for loan losses	72,165	72,505
Net loans	$6,891,108	$6,815,204
Premises and equipment, net	76,652	78,970
Goodwill	274,769	274,769
Intangible assets, net	13,738	15,599
Bank owned life insurance	180,042	177,479
Other assets	197,724	148,067
Total assets	$9,635,718	$9,556,363
Liabilities
Demand (noninterest bearing)	$2,336,776	$2,361,099
Savings, NOW and money market	4,280,363	4,076,434
Time	976,567	930,678
Total deposits	$7,593,706	$7,368,211
Short-term borrowings	609,366	871,696
Long-term debt	84,267	73,724
Junior subordinated debt	101,196	101,196
Other liabilities	172,360	123,627
Total liabilities	$8,560,895	$8,538,454
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2019 and December 31, 2018	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at June 30, 2019 and December 31, 2018; issued 49,651,493 at June 30, 2019 and December 31, 2018	497	497
Additional paid-in-capital	575,794	575,466
Retained earnings	658,107	621,203
Accumulated other comprehensive loss	(25,036)	(43,174)
Common stock in treasury, at cost, 5,882,082 and 5,978,527 shares at June 30, 2019 and December 31, 2018, respectively	(134,539)	(136,083)
Total stockholders’ equity	$1,074,823	$1,017,909
Total liabilities and stockholders’ equity	$9,635,718	$9,556,363

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$81,271	$74,172	$160,592	$144,615
Securities available for sale	6,031	7,003	11,953	13,929
Securities held to maturity	5,089	2,811	10,306	5,436
Other	842	781	1,726	1,547
Total interest, fee and dividend income	$93,233	$84,767	$184,577	$165,527
Interest expense
Deposits	$10,234	$5,079	$19,060	$9,010
Short-term borrowings	2,760	2,455	5,997	4,421
Long-term debt	471	452	893	928
Junior subordinated debt	1,141	1,040	2,309	1,941
Total interest expense	$14,606	$9,026	$28,259	$16,300
Net interest income	$78,627	$75,741	$156,318	$149,227
Provision for loan losses	7,277	8,778	13,084	16,274
Net interest income after provision for loan losses	$71,350	$66,963	$143,234	$132,953
Noninterest income
Insurance and other financial services revenue	$5,938	$5,826	$12,694	$12,330
Service charges on deposit accounts	4,224	4,246	8,460	8,218
ATM and debit card fees	6,156	5,816	11,681	11,089
Retirement plan administration fees	7,836	7,296	15,570	12,635
Trust	4,731	5,265	9,282	10,143
Bank owned life insurance	1,186	1,217	2,563	2,564
Net securities (losses) gains	(69)	91	(12)	163
Other	4,239	4,401	7,824	8,293
Total noninterest income	$34,241	$34,158	$68,062	$65,435
Noninterest expense
Salaries and employee benefits	$38,567	$37,726	$77,923	$74,293
Occupancy	5,443	5,535	11,718	11,654
Data processing and communications	4,693	4,508	9,107	8,787
Professional fees and outside services	3,359	3,336	7,027	6,828
Equipment	4,518	4,151	9,275	8,189
Office supplies and postage	1,577	1,504	3,168	3,077
FDIC expenses	949	1,092	1,966	2,293
Advertising	641	700	1,144	1,037
Amortization of intangible assets	893	1,096	1,861	2,010
Loan collection and other real estate owned, net	961	908	1,746	2,245
Other	4,630	4,332	9,756	8,747
Total noninterest expense	$66,231	$64,888	$134,691	$129,160
Income before income tax expense	$39,360	$36,233	$76,605	$69,228
Income tax expense	8,805	8,112	16,923	15,121
Net income	$30,555	$28,121	$59,682	$54,107
Earnings per share
Basic	$0.70	$0.64	$1.36	$1.24
Diluted	$0.69	$0.64	$1.35	$1.23

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In thousands)
Net income	$30,555	$28,121	$59,682	$54,107
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$13,391	$(5,353)	$24,427	$(20,807)
Tax effect	(3,348)	1,338	(6,107)	5,202
Unrealized net holding gains (losses) arising during the period, net	$10,043	$(4,015)	$18,320	$(15,605)

Reclassification adjustment for net losses in net income, gross	$-	$-	$99	$-
Tax effect	-	-	(25)	-
Reclassification adjustment for net losses in net income, net	$-	$-	$74	$-

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$199	$177	$366	$365
Tax effect	(50)	(44)	(92)	(91)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$149	$133	$274	$274

Total securities available for sale, net	$10,192	$(3,882)	$18,668	$(15,331)

Cash flow hedges:
Unrealized (losses) gains on derivatives (cash flow hedges), gross	$(314)	$424	$(484)	$1,472
Tax effect	78	(106)	121	(368)
Unrealized (losses) gains on derivatives (cash flow hedges), net	$(236)	$318	$(363)	$1,104

Reclassification of net unrealized (gains) on cash flow hedges to interest (income), gross	$(738)	$(540)	$(1,537)	$(899)
Tax effect	185	135	385	225
Reclassification of net unrealized (gains) on cash flow hedges to interest (income), net	$(553)	$(405)	$(1,152)	$(674)

Total cash flow hedges, net	$(789)	$(87)	$(1,515)	$430

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$657	$295	$1,313	$590
Tax effect	(164)	(74)	(328)	(148)
Amortization of prior service cost and actuarial losses, net	$493	$221	$985	$442

Total pension and other benefits, net	$493	$221	$985	$442

Total other comprehensive income (loss)	$9,896	$(3,748)	$18,138	$(14,459)
Comprehensive income	$40,451	$24,373	$77,820	$39,648

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at March 31, 2019	$497	$575,944	$627,556	$(34,932)	$(135,010)	$1,034,055
Net income	-	-	30,555	-	-	30,555
Cash dividends - $0.00 per share	-	-	(4)	-	-	(4)
Net issuance of 29,525 shares to employee and other stock plans	-	(713)	-	-	471	(242)
Stock-based compensation	-	563	-	-	-	563
Other comprehensive income	-	-	-	9,896	-	9,896
Balance at June 30, 2019	$497	$575,794	$658,107	$(25,036)	$(134,539)	$1,074,823

Balance at March 31, 2018	$497	$574,626	$555,783	$(40,991)	$(137,185)	$952,730
Net income	-	-	28,121	-	-	28,121
Cumulative effect adjustment for ASU 2016-01 implementation	-	-	1,143	(17)	-	1,126
Cash dividends - $0.00 per share	-	-	(3)	-	-	(3)
Net issuance of 31,546 shares to employee and other stock plans	-	(385)	-	-	588	203
Stock-based compensation	-	500	-	-	-	500
Other comprehensive (loss)	-	-	-	(3,748)	-	(3,748)
Balance at June 30, 2018	$497	$574,741	$585,044	$(44,756)	$(136,597)	$978,929

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2018	$497	$575,466	$621,203	$(43,174)	$(136,083)	$1,017,909
Net income	-	-	59,682	-	-	59,682
Cash dividends - $0.52 per share	-	-	(22,778)	-	-	(22,778)
Net issuance of 96,445 shares to employee and other stock plans	-	(2,812)	-	-	1,544	(1,268)
Stock-based compensation	-	3,140	-	-	-	3,140
Other comprehensive income	-	-	-	18,138	-	18,138
Balance at June 30, 2019	$497	$575,794	$658,107	$(25,036)	$(134,539)	$1,074,823

Balance at December 31, 2017	$497	$574,209	$543,713	$(22,077)	$(138,165)	$958,177
Net income	-	-	54,107	-	-	54,107
Cumulative effect adjustment for ASU 2016-01 implementation	-	-	2,618	(2,645)	-	(27)
Cumulative effect adjustment for ASU 2018-02 implementation	-	-	5,575	(5,575)	-	-
Cash dividends - $0.48 per share	-	-	(20,969)	-	-	(20,969)
Net issuance of 104,390 shares to employee and other stock plans	-	(2,422)	-	-	1,568	(854)
Stock-based compensation	-	2,954	-	-	-	2,954
Other comprehensive (loss)	-	-	-	(14,459)	-	(14,459)
Balance at June 30, 2018	$497	$574,741	$585,044	$(44,756)	$(136,597)	$978,929

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2019	2018
(In thousands)
Operating activities
Net income	$59,682	$54,107
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	13,084	16,274
Depreciation and amortization of premises and equipment	4,732	4,644
Net amortization on securities	1,619	2,133
Amortization of intangible assets	1,861	2,010
Amortization of operating lease right-of-use assets	3,590	-
Excess tax benefit on stock-based compensation	(311)	(447)
Stock-based compensation expense	3,140	2,954
Bank owned life insurance income	(2,563)	(2,564)
Proceeds from sale of loans held for sale	65,099	49,572
Originations of loans held for sale	(73,562)	(49,243)
Net gains on sale of loans held for sale	(256)	(87)
Net security losses (gains)	12	(163)
Net gains on sale of other real estate owned	(155)	(190)
Net change in other assets and other liabilities	(14,151)	(21,825)
Net cash provided by operating activities	$61,821	$57,175
Investing activities
Net cash used in acquisitions	$-	$(7,884)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	136,764	124,873
Proceeds from sales	26,203	-
Purchases	(120,812)	(98,502)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	88,299	45,332
Purchases	(49,482)	(105,531)
Equity securities:
Proceeds from sales	-	2,623
Purchases	(34)	-
Other:
Net increase in loans	(89,334)	(288,768)
Proceeds from Federal Home Loan Bank stock redemption	98,869	123,642
Purchases of Federal Reserve and Federal Home Loan Bank stock	(91,636)	(131,159)
Purchases of premises and equipment, net	(2,582)	(2,037)
Proceeds from sales of other real estate owned	739	1,282
Net cash used in investing activities	$(3,006)	$(336,129)
Financing activities
Net increase in deposits	$225,495	$173,813
Net (decrease) increase in short-term borrowings	(262,330)	134,874
Proceeds from issuance of long-term debt	10,598	25,000
Repayments of long-term debt	(55)	(40,091)
Proceeds from the issuance of shares to employee and other stock plans	172	881
Cash paid by employer for tax-withholdings on stock issuance	(1,440)	(1,735)
Cash dividends	(22,778)	(20,969)
Net cash (used in) provided by financing activities	$(50,338)	$271,773
Net increase (decrease) in cash and cash equivalents	$8,477	$(7,181)
Cash and cash equivalents at beginning of period	180,955	159,664
Cash and cash equivalents at end of period	$189,432	$152,483

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$27,596	$15,672
Income taxes paid, net of refund	13,074	22,890
Noncash investing activities:
Loans transferred to other real estate owned	$346	$912
Acquisitions:
Fair value of assets acquired	$-	$6,274

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2019

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

3.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of available for sale (“AFS”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2019
Federal agency	$52,987	$28	$178	$52,837
State & municipal	9	-	-	9
Mortgage-backed:
Government-sponsored enterprises	458,878	3,624	666	461,836
U.S. government agency securities	36,447	955	11	37,391
Collateralized mortgage obligations:
Government-sponsored enterprises	351,250	2,210	847	352,613
U.S. government agency securities	74,729	734	453	75,010
Total AFS securities	$974,300	$7,551	$2,155	$979,696
As of December 31, 2018
Federal agency	$84,982	$10	$693	$84,299
State & municipal	30,136	16	237	29,915
Mortgage-backed:
Government-sponsored enterprises	493,225	439	10,354	483,310
U.S. government agency securities	29,190	270	475	28,985
Collateralized mortgage obligations:
Government-sponsored enterprises	332,409	344	7,211	325,542
U.S. government agency securities	47,684	137	1,376	46,445
Total AFS securities	$1,017,626	$1,216	$20,346	$998,496

The components of net realized gains (losses) on the sale of AFS securities are as follows. These amounts were reclassified out of AOCI and into earnings. There were no sales of AFS securities during the three months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(In thousands)	2019	2018
Gross realized gains	$53	$-
Gross realized (losses)	(152)	-
Net AFS realized (losses)	$(99)	$-

Included in net gains (losses) from sale transactions, the Company recorded gains from calls on AFS securities of approximately $4 thousand for the six months ended June 30, 2019. There were no recorded gains from calls on AFS securities included in net gains (losses) from sales transactions for the three months ended June 30, 2019 and 2018 and for the six months ended June 30, 2018.

The amortized cost, estimated fair value and unrealized gains (losses) of held to maturity (“HTM”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2019
Federal agency	$19,996	$46	$-	$20,042
Mortgage-backed:
Government-sponsored enterprises	163,049	2,334	484	164,899
U.S. government agency securities	14,530	921	-	15,451
Collateralized mortgage obligations:
Government-sponsored enterprises	232,825	2,712	539	234,998
U.S. government agency securities	103,457	3,303	-	106,760
State & municipal	210,744	2,177	76	212,845
Total HTM securities	$744,601	$11,493	$1,099	$754,995
As of December 31, 2018
Federal agency	$19,995	$52	$-	$20,047
Mortgage-backed:
Government-sponsored enterprises	164,618	712	2,773	162,557
U.S. government agency securities	15,230	403	-	15,633
Collateralized mortgage obligations:
Government-sponsored enterprises	257,475	1,097	3,897	254,675
U.S. government agency securities	83,148	767	-	83,915
State & municipal	243,133	331	1,616	241,848
Total HTM securities	$783,599	$3,362	$8,286	$778,675

AFS and HTM securities with amortized costs totaling $1.4 billion at June 30, 2019 and $1.5 billion at December 31, 2018 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at June 30, 2019 and December 31, 2018, AFS and HTM securities with an amortized cost of $197.4 million and $215.3 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to investment securities with unrealized losses segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of June 30, 2019
AFS securities:
Federal agency	$-	$-	-	$9,822	$(178)	1	$9,822	$(178)	1
Mortgage-backed	-	-	-	137,139	(677)	44	137,139	(677)	44
Collateralized mortgage obligations	4,342	(10)	2	167,735	(1,290)	39	172,077	(1,300)	41
Total securities with unrealized losses	$4,342	$(10)	2	$314,696	$(2,145)	84	$319,038	$(2,155)	86

HTM securities:
Mortgage-backed	$-	$-	-	$40,748	$(484)	4	$40,748	$(484)	4
Collateralized mortgage obligations	4,561	(75)	1	29,546	(464)	6	34,107	(539)	7
State & municipal	-	-	-	8,590	(76)	14	8,590	(76)	14
Total securities with unrealized losses	$4,561	$(75)	1	$78,884	$(1,024)	24	$83,445	$(1,099)	25

As of December 31, 2018
AFS securities:
Federal agency	$-	$-	-	$64,294	$(693)	6	$64,294	$(693)	6
State & municipal	1,715	(3)	3	22,324	(234)	35	24,039	(237)	38
Mortgage-backed	18,462	(65)	12	428,440	(10,764)	101	446,902	(10,829)	113
Collateralized mortgage obligations	12,118	(69)	5	320,908	(8,518)	62	333,026	(8,587)	67
Total securities with unrealized losses	$32,295	$(137)	20	$835,966	$(20,209)	204	$868,261	$(20,346)	224

HTM securities:
Mortgage-backed	$-	$-	-	$82,579	$(2,773)	6	$82,579	$(2,773)	6
Collateralized mortgage obligations	4,386	(7)	2	145,396	(3,890)	26	149,782	(3,897)	28
State & municipal	18,907	(84)	30	58,258	(1,532)	86	77,165	(1,616)	116
Total securities with unrealized losses	$23,293	$(91)	32	$286,233	$(8,195)	118	$309,526	$(8,286)	150
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

As of June 30, 2019 and December 31, 2018, management believes the impairments detailed in the table above are temporary. There were no OTTI losses realized in the Company’s unaudited interim consolidated statements of income for the three and six months ended June 30, 2019, or in the three and six months ended June 30, 2018.

The following tables set forth information with regard to gains and losses on equity securities:

	Three Months Ended June 30,
(In thousands)	2019	2018
Net gains and losses recognized on equity securities	$(69)	$91
Less: Net gains and losses recognized during the period on equity securities sold during the period	-	-
Unrealized gains and losses recognized on equity securities still held	$(69)	$91

	Six Months Ended June 30,
(In thousands)	2019	2018
Net gains and losses recognized on equity securities	$87	$163
Less: Net gains and losses recognized during the period on equity securities sold during the period	-	44
Unrealized gains and losses recognized on equity securities still held	$87	$119

As of June 30, 2019 and December 31, 2018, the carrying value of equity securities without readily determinable fair values was $4.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of June 30, 2019 and 2018. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and six months ended June 30, 2019 and 2018.
The following tables set forth information with regard to contractual maturities of debt securities at June 30, 2019:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$123	$123
From one to five years	52,233	52,196
From five to ten years	174,204	175,628
After ten years	747,740	751,749
Total AFS debt securities	$974,300	$979,696
HTM debt securities:
Within one year	$60,959	$60,959
From one to five years	67,594	68,031
From five to ten years	190,717	193,697
After ten years	425,331	432,308
Total HTM debt securities	$744,601	$754,995

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2019 and December 31, 2018.

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

Commercial and Industrial (“C&I”) – The Company offers a variety of loan options to meet the specific needs of our C&I customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchases and seasonal crop expenses. These loans are usually collateralized by business assets such as equipment, accounts receivable and perishable agricultural products, which are exposed to industry price volatility. To reduce these risks, management also attempts to obtain personal guarantees of the owners or obtain government loan guarantees to provide further support.

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

Business Banking - The Company offers a variety of loan options to meet the specific needs of our Business Banking customers including term loans, mortgages and lines of credit. Such loans are generally less than $750 thousand and are made available to businesses for working capital such as inventory and receivables, business expansion, equipment purchases and agricultural needs. Generally, a collateral lien is placed on assets owned by the borrower and can include real estate, equipment, inventory, receivables or other business assets. These loans carry a higher risk than C&I and CRE loans due to the smaller size of the borrower and lower levels of capital.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of March 31, 2019	$32,159	$36,804	$2,442	$71,405
Charge-offs	(1,171)	(6,927)	(334)	(8,432)
Recoveries	118	1,742	55	1,915
Provision	2,046	4,915	316	7,277
Ending Balance as of June 30, 2019	$33,152	$36,534	$2,479	$72,165

Balance as of March 31, 2018	$28,190	$36,973	$5,037	$70,200
Charge-offs	(907)	(7,442)	(208)	(8,557)
Recoveries	183	1,700	146	2,029
Provision	3,593	5,248	(63)	8,778
Ending Balance as of June 30, 2018	$31,059	$36,479	$4,912	$72,450

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of December 31, 2018	$32,759	$37,178	$2,568	$72,505
Charge-offs	(1,918)	(14,360)	(608)	(16,886)
Recoveries	212	3,141	109	3,462
Provision	2,099	10,575	410	13,084
Ending Balance as of June 30, 2019	$33,152	$36,534	$2,479	$72,165

Balance as of December 31, 2017	$27,606	$36,830	$5,064	$69,500
Charge-offs	(1,712)	(15,129)	(390)	(17,231)
Recoveries	370	3,344	193	3,907
Provision	4,795	11,434	45	16,274
Ending Balance as of June 30, 2018	$31,059	$36,479	$4,912	$72,450

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses is established based on our estimate of incurred losses at the balance sheet date. There was no allowance for loan losses for the acquired loan portfolio as of June 30, 2019 and December 31, 2018. Net charge-offs related to acquired loans totaled approximately $0.1 million during the three months ended June 30, 2019 and 2018, and approximately $0.1 million and $0.2 million during the six months ended June 30, 2019 and 2018, respectively, which are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
As of June 30, 2019
Allowance for loan losses	$33,152	$36,534	$2,479	$72,165
Allowance for loans individually evaluated for impairment	11	-	-	11
Allowance for loans collectively evaluated for impairment	$33,141	$36,534	$2,479	$72,154
Ending balance of loans	$3,325,064	$2,234,130	$1,404,079	$6,963,273
Ending balance of originated loans individually evaluated for impairment	5,422	7,674	7,495	20,591
Ending balance of acquired loans collectively evaluated for impairment	139,710	27,582	137,622	304,914
Ending balance of originated loans collectively evaluated for impairment	$3,179,932	$2,198,874	$1,258,962	$6,637,768

As of December 31, 2018
Allowance for loan losses	$32,759	$37,178	$2,568	$72,505
Allowance for loans individually evaluated for impairment	25	-	-	25
Allowance for loans collectively evaluated for impairment	$32,734	$37,178	$2,568	$72,480
Ending balance of loans	$3,222,310	$2,284,563	$1,380,836	$6,887,709
Ending balance of originated loans individually evaluated for impairment	5,786	7,887	6,905	20,578
Ending balance of acquired loans collectively evaluated for impairment	143,690	31,624	147,277	322,591
Ending balance of originated loans collectively evaluated for impairment	$3,072,834	$2,245,052	$1,226,654	$6,544,540

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

The following tables set forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of June 30, 2019
Originated
Commercial Loans:
C&I	$43	$1,100	$-	$1,143	$952	$867,661	$869,756
CRE	4,791	370	-	5,161	4,596	1,822,746	1,832,503
Business Banking	1,537	295	-	1,832	6,314	474,949	483,095
Total Commercial Loans	$6,371	$1,765	$-	$8,136	$11,862	$3,165,356	$3,185,354
Consumer Loans:
Dealer Finance	$11,710	$1,842	$741	$14,293	$1,737	$1,173,640	$1,189,670
Specialty Lending	3,452	1,880	1,481	6,813	-	513,161	519,974
Direct	2,554	631	145	3,330	2,650	490,924	496,904
Total Consumer Loans	$17,716	$4,353	$2,367	$24,436	$4,387	$2,177,725	$2,206,548
Residential Real Estate	$1,225	$830	$-	$2,055	$6,470	$1,257,932	$1,266,457
Total Originated Loans	$25,312	$6,948	$2,367	$34,627	$22,719	$6,601,013	$6,658,359

Acquired
Commercial Loans:
C&I	$-	$-	$-	$-	$38	$33,001	$33,039
CRE	-	-	-	-	-	76,362	76,362
Business Banking	441	3	-	444	466	29,399	30,309
Total Commercial Loans	$441	$3	$-	$444	$504	$138,762	$139,710
Consumer Loans:
Direct	$217	$22	$20	$259	$96	$27,227	$27,582
Total Consumer Loans	$217	$22	$20	$259	$96	$27,227	$27,582
Residential Real Estate	$648	$488	$-	$1,136	$1,350	$135,136	$137,622
Total Acquired Loans	$1,306	$513	$20	$1,839	$1,950	$301,125	$304,914

Total Loans	$26,618	$7,461	$2,387	$36,466	$24,669	$6,902,138	$6,963,273

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2018
Originated
Commercial Loans:
C&I	$909	$-	$-	$909	$1,062	$846,148	$848,119
CRE	1,089	-	588	1,677	4,995	1,734,558	1,741,230
Business Banking	1,092	302	-	1,394	5,974	481,903	489,271
Total Commercial Loans	$3,090	$302	$588	$3,980	$12,031	$3,062,609	$3,078,620
Consumer Loans:
Dealer Finance	$14,519	$2,300	$1,186	$18,005	$1,971	$1,196,136	$1,216,112
Specialty Lending	3,479	1,773	1,562	6,814	-	518,114	524,928
Direct	2,962	1,437	552	4,951	2,592	504,356	511,899
Total Consumer Loans	$20,960	$5,510	$3,300	$29,770	$4,563	$2,218,606	$2,252,939
Residential Real Estate	$1,426	$157	$1,182	$2,765	$6,778	$1,224,016	$1,233,559
Total Originated Loans	$25,476	$5,969	$5,070	$36,515	$23,372	$6,505,231	$6,565,118

Acquired
Commercial Loans:
C&I	$-	$-	$-	$-	$-	$26,124	$26,124
CRE	-	-	-	-	-	84,492	84,492
Business Banking	466	288	-	754	390	31,930	33,074
Total Commercial Loans	$466	$288	$-	$754	$390	$142,546	$143,690
Consumer Loans:
Dealer Finance	$1	$1	$-	$2	$-	$30	$32
Direct	152	41	15	208	227	31,157	31,592
Total Consumer Loans	$153	$42	$15	$210	$227	$31,187	$31,624
Residential Real Estate	$546	$42	$-	$588	$1,498	$145,191	$147,277
Total Acquired Loans	$1,165	$372	$15	$1,552	$2,115	$318,924	$322,591

Total Loans	$26,641	$6,341	$5,085	$38,067	$25,487	$6,824,155	$6,887,709

There were no material commitments to extend further credit to borrowers with nonperforming loans as of June 30, 2019 and December 31, 2018.

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

The following table provides information on loans specifically evaluated for impairment:

	June 30, 2019				December 31, 2018
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance		Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
C&I	$119	$363	$		$228	$497	$
CRE	4,181	6,195			4,312	6,330
Business Banking	1,011	1,961			1,013	2,001
Total Commercial Loans	$5,311	$8,519			$5,553	$8,828
Consumer Loans:
Dealer Finance	$232	$327			$143	$241
Direct	7,442	9,547			7,744	9,831
Total Consumer Loans	$7,674	$9,874			$7,887	$10,072
Residential Real Estate	$7,495	$10,190			$6,905	$9,414
Total	$20,480	$28,583			$20,345	$28,314

With an allowance recorded:
Commercial Loans:
C&I	$111	$118		$11	$233	$238		$25
Total Commercial Loans	$111	$118		$11	$233	$238		$25

Total Loans	$20,591	$28,701		$11	$20,578	$28,552		$25

There were no acquired impaired loans specifically evaluated for impairment as of June 30, 2019 or December 31, 2018.

The following tables summarize the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	For the Three Months Ended
	June 30, 2019		June 30, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$326	$-	$447	$1
CRE	4,212	31	3,882	32
Business Banking	1,090	5	1,044	3
Total Commercial Loans	$5,628	$36	$5,373	$36
Consumer Loans:
Dealer Finance	$221	$4	$194	$1
Direct	7,553	98	7,952	106
Total Consumer Loans	$7,774	$102	$8,146	$107
Residential Real Estate	$7,455	$82	$6,738	$71
Total Originated	$20,857	$220	$20,257	$214

Total Loans	$20,857	$220	$20,257	$214

	For the Six Months Ended
	June 30, 2019		June 30, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$383	$1	$457	$1
CRE	4,248	61	4,154	64
Business Banking	1,159	11	988	8
Total Commercial Loans	$5,790	$73	$5,599	$73
Consumer Loans:
Dealer Finance	$198	$6	$188	$4
Direct	7,636	196	8,066	215
Total Consumer Loans	$7,834	$202	$8,254	$219
Residential Real Estate	$7,323	$159	$6,815	$144
Total Originated	$20,947	$434	$20,668	$436

Total Loans	$20,947	$434	$20,668	$436

Credit Quality Indicators

The Company has developed an internal loan grading system to evaluate and quantify the Company’s loan portfolio with respect to quality and risk. The system focuses on, among other things, financial strength of borrowers, experience and depth of borrower’s management, primary and secondary sources of repayment, payment history, nature of the business and outlook on particular industries. The internal grading system enables the Company to monitor the quality of the entire loan portfolio on a consistent basis and provides management with an early warning system, enabling recognition and response to problem loans and potential problem loans.

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

Classified loans are inadequately protected by the current worth and paying capacity of the obligor or, if applicable, the collateral pledged. These loans have a well-defined weakness or weaknesses, that jeopardize the liquidation of the debt or in some cases make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Classified loans have a high probability of payment default or total substantial loss. These loans require more intensive supervision by management and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. Classified loans where the full collection of interest and principal is in doubt are considered to have a nonaccrual status. In some cases, Classified loans are considered uncollectable and of such little value that their continuance as assets is not warranted.

●	Non-classified

Loans graded as Non-classified encompass all loans not graded as Classified. Payments on non-classified loans are generally made as agreed.

Consumer and Residential Real Estate Grading System

Consumer and Residential Real Estate loans are graded as either Nonperforming or Performing.

●	Nonperforming

Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.

●	Performing

All loans not meeting any of these criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class:

(In thousands)	As of June 30, 2019
Originated
Commercial Credit Exposure By Internally Assigned Grade:	C&I	CRE	Total
Pass	$799,988	$1,750,029	$2,550,017
Special Mention	30,012	33,912	63,924
Substandard	39,756	48,562	88,318
Total	$869,756	$1,832,503	$2,702,259

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$469,380	$469,380
Classified	13,715	13,715
Total	$483,095	$483,095

Consumer Credit Exposure By Payment Activity:	Dealer Finance	Specialty Lending	Direct	Total
Performing	$1,187,192	$518,493	$494,109	$2,199,794
Nonperforming	2,478	1,481	2,795	6,754
Total	$1,189,670	$519,974	$496,904	$2,206,548

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$1,259,987	$1,259,987
Nonperforming	6,470	6,470
Total	$1,266,457	$1,266,457

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$28,479	$75,768	$104,247
Special Mention	1,686	-	1,686
Substandard	2,874	594	3,468
Total	$33,039	$76,362	$109,401

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$27,482	$27,482
Classified	2,827	2,827
Total	$30,309	$30,309

Consumer Credit Exposure
By Payment Activity:	Direct	Total
Performing	$27,466	$27,466
Nonperforming	116	116
Total	$27,582	$27,582

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$136,272	$136,272
Nonperforming	1,350	1,350
Total	$137,622	137,622

(In thousands)	As of December 31, 2018
Originated
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$796,778	$1,681,330	$2,478,108
Special Mention	11,348	13,894	25,242
Substandard	39,993	46,006	85,999
Total	$848,119	$1,741,230	$2,589,349

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$476,052	$476,052
Classified	13,219	13,219
Total	$489,271	$489,271

Consumer Credit Exposure By Payment Activity:	Dealer Finance	Specialty Lending	Direct	Total
Performing	$1,212,955	$523,366	$508,755	$2,245,076
Nonperforming	3,157	1,562	3,144	7,863
Total	$1,216,112	$524,928	$511,899	$2,252,939

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$1,225,599	$1,225,599
Nonperforming	7,960	7,960
Total	$1,233,559	$1,233,559

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$23,283	$83,762	$107,045
Special Mention	2,831	92	2,923
Substandard	10	638	648
Total	$26,124	$84,492	$110,616

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$29,945	$29,945
Classified	3,129	3,129
Total	$33,074	$33,074

Consumer Credit Exposure By Payment Activity:	Dealer Finance	Direct	Total
Performing	$32	$31,350	$31,382
Nonperforming	-	242	242
Total	$32	$31,592	$31,624

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$145,779	$145,779
Nonperforming	1,498	1,498
Total	$147,277	$147,277

Troubled Debt Restructured Loans

When the Company modifies a loan in a troubled debt restructuring, such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount. Residential Real Estate and Consumer TDRs occurring during 2019 and 2018 were due to the reduction in the interest rate or extension of the term. Commercial TDRs during 2019 and 2018 were both a reduction of the interest rate or change in terms.

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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Loans:
Business Banking	-	$-	$-	1	$6	$5
Total Commercial Loans	-	$-	$-	1	$6	$5
Consumer Loans:
Dealer Finance	4	$60	$60	1	$13	$13
Direct	2	68	77	-	-	-
Total Consumer Loans	6	$128	$137	1	$13	$13
Residential Real Estate	2	$369	$381	-	$-	$-
Total Troubled Debt Restructurings	8	$497	$518	2	$19	$18

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Loans:
C&I	1	$65	$65	-	$-	$-
Business Banking	2	388	388	3	369	371
Total Commercial Loans	3	$453	$453	3	$369	$371
Consumer Loans:
Dealer Finance	9	$134	$134	7	$95	$94
Direct	8	388	398	2	41	41
Total Consumer Loans	17	$522	$532	9	$136	$135
Residential Real Estate	8	$757	$786	5	$323	$323
Total Troubled Debt Restructurings	28	$1,732	$1,771	17	$828	$829

The following tables illustrate the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Loans:
Business Banking	-	$-	1	$58
Total Commercial Loans	-	$-	1	$58
Consumer Loans:
Direct	14	$496	13	$495
Total Consumer Loans	14	$496	13	$495
Residential Real Estate	8	$429	7	$599
Total Troubled Debt Restructurings	22	$925	21	$1,152

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Loans:
Business Banking	-	$-	2	$258
Total Commercial Loans	-	$-	2	$258
Consumer Loans:
Dealer Finance	2	$17	-	$-
Direct	19	958	25	1,260
Total Consumer Loans	21	$975	25	$1,260
Residential Real Estate	13	$644	13	$907
Total Troubled Debt Restructurings	34	$1,619	40	$2,425

5.          Leases

Operating leases in which we are the lessee are recorded as operating lease right of use (“ROU”) assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the unaudited interim consolidated balance sheets. The Company does not have any significant finance leases in which we are the lessee as of June 30, 2019 and December 31, 2018.

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

Our leases relate primarily to office space and bank branches, and some contain options to renew the lease. These options to renew are generally not considered reasonably certain to exercise, and are therefore not included in the lease term until such time that the option to renew is reasonably certain. As of June 30, 2019, operating lease ROU assets and liabilities were $34.6 million and $37.1 million, respectively.

The table below summarizes our net lease cost:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,791	$3,590
Variable lease cost	581	1,258
Short-term lease cost	87	177
Sublease income	(112)	(213)
Total operating lease cost	$2,347	$4,812

The table below shows future minimum rental commitments related to non-cancelable operating leases for the next five years and thereafter as of June 30, 2019.
(In thousands)
2019	$3,663
2020	7,032
2021	6,184
2022	5,345
2023	4,523
Thereafter	15,432
Total lease payments	$42,179
Less: interest	(5,044)
Present value of lease liabilities	$37,135

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental information on the unaudited interim consolidated statements of cash flows for operating leases:

(In thousands except for percent and period data)	June 30, 2019
Weighted average remaining lease term, in years	8.09
Weighted average discount rate	3.03%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,070
ROU assets obtained in exchange for lease liabilities	37,749

As of June 30, 2019 there are no new significant leases that have not yet commenced.

The following table shows the future minimum rental payments related to non-cancelable operating leases with original terms of one year or more as of December 31, 2018.

(In thousands)
2019	$6,890
2020	6,467
2021	5,613
2022	4,773
2023	3,972
Thereafter	13,869
Total	$41,584

6.          Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at June 30, 2019. Benefits paid from the plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds.

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

The Company made no voluntary contributions to the pension and other benefits plans during the three and six months ended June 30, 2019 and 2018.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Components of net periodic cost (benefit):
Service cost	$435	$420	$2	$3
Interest cost	981	920	81	82
Expected return on plan assets	(1,873)	(2,123)	-	-
Net amortization	639	251	18	44
Total net periodic cost (benefit)	$182	$(532)	$101	$129

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Components of net periodic cost (benefit):
Service cost	$870	$840	$4	$6
Interest cost	1,962	1,840	162	164
Expected return on plan assets	(3,746)	(4,246)	-	-
Net amortization	1,278	502	35	88
Total net periodic cost (benefit)	$364	$(1,064)	$201	$258

The service cost component of the net periodic cost (benefit) is included in Salaries and Employee Benefits and the interest cost, expected return on plan assets and net amortization components are included in Other Noninterest Expense on the unaudited interim consolidated statements of income.

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended June 30,
(In thousands, except per share data)	2019	2018
Basic EPS:
Weighted average common shares outstanding	43,809	43,699
Net income available to common stockholders	$30,555	$28,121
Basic EPS	$0.70	$0.64

Diluted EPS:
Weighted average common shares outstanding	43,809	43,699
Dilutive effect of common stock options and restricted stock	311	318
Weighted average common shares and common share equivalents	44,120	44,017
Net income available to common stockholders	$30,555	$28,121
Diluted EPS	$0.69	$0.64

	Six Months Ended June 30,
(In thousands, except per share data)	2019	2018
Basic EPS:
Weighted average common shares outstanding	43,797	43,681
Net income available to common stockholders	$59,682	$54,107
Basic EPS	$1.36	$1.24

Diluted EPS:
Weighted average common shares outstanding	43,797	43,681
Dilutive effect of common stock options and restricted stock	300	311
Weighted average common shares and common share equivalents	44,097	43,992
Net income available to common stockholders	$59,682	$54,107
Diluted EPS	$1.35	$1.23

There were 1,500 stock options for the quarters ended June 30, 2019 and June 30, 2018, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,500 stock options for the six months ended June 30, 2019 and June 30, 2018, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

8.          Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss) (“AOCI”):

Detail About AOCI Components	Amount Reclassified From AOCI		Affected Line Item in the Consolidated Statement of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	June 30, 2019	June 30, 2018
AFS securities:
Amortization of unrealized gains related to securities transfer	$199	$177	Interest income
Tax effect	$(50)	$(44)	Income tax (benefit)
Net of tax	$149	$133

Cash flow hedges:
Net unrealized (gains) on cash flow hedges reclassified to interest expense	$(738)	$(540)	Interest expense
Tax effect	$185	$135	Income tax expense
Net of tax	$(553)	$(405)

Pension and other benefits:
Amortization of net losses	$633	$273	Other noninterest expense
Amortization of prior service costs	24	22	Other noninterest expense
Tax effect	$(164)	$(74)	Income tax (benefit)
Net of tax	$493	$221

Total reclassifications, net of tax	$89	$(51)

Detail About AOCI Components	Amount Reclassified From AOCI		Affected Line item in the Consolidated Statement of Comprehensive Income (Loss)
	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018
AFS securities:
Losses on AFS securities	$99	$-	Net securities gains
Amortization of unrealized gains related to securities transfer	366	365	Interest income
Tax effect	$(117)	$(91)	Income tax (benefit)
Net of tax	$348	$274

Cash flow hedges:
Net unrealized (gains) on cash flow hedges reclassified to interest expense	$(1,537)	$(899)	Interest expense
Tax effect	$385	$225	Income tax expense
Net of tax	$(1,152)	$(674)

Pension and other benefits:
Amortization of net losses	$1,267	$546	Other noninterest expense
Amortization of prior service costs	46	44	Other noninterest expense
Tax effect	$(328)	$(148)	Income tax (benefit)
Net of tax	$985	$442

Total reclassifications, net of tax	$181	$42

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

As of June 30, 2019 the Company had ten risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. The fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounts to $69 thousand and $93 thousand, respectively as of June 30, 2019. As of December 31, 2018 the Company had nine risk participation agreements, with the fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet of $36 thousand and $17 thousand, respectively. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements:

	June 30,	December 31,
(In thousands)	2019	2018
Derivatives Not Designated as Hedging Instruments:
Fair value adjustment included in other assets and other liabilities
Interest rate derivatives	$38,454	$17,572
Notional amount:
Interest rate derivatives	757,614	653,369
Risk participation agreements	73,141	70,785
Derivatives Designated as Hedging Instruments:
Fair value adjustment included in other assets
Interest rate derivatives	521	2,428
Fair value adjustment included in other liabilities
Interest rate derivatives	18	-
Notional amount:
Interest rate derivatives	150,000	225,000

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s short-term rate borrowings. During the next twelve months, the Company estimates that an additional $0.5 million will be reclassified from AOCI as a reduction to interest expense.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Derivatives Designated as Hedging Instruments:
Interest rate derivatives - included component
Amount of (loss) or gain recognized in OCI	$(314)	$424	(484)	$1,472
Amount of (gain) reclassified from AOCI into interest expense	(738)	(540)	(1,537)	(899)

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments:
Increase in other income	$19	$320	$106	$123

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

For the three and six months ended June 30, 2019 the Company made no transfers of assets between the levels of the fair value hierarchy. For the year ended December 31, 2018, the Company made no transfer of assets from Level 1 to Level 2 and made a $4.0 million transfer from Level 2 to Level 1.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	June 30, 2019
Assets:
AFS securities:
Federal agency	$-	$52,837	$-	$52,837
State & municipal	-	9	-	9
Mortgage-backed	-	499,227	-	499,227
Collateralized mortgage obligations	-	427,623	-	427,623
Total AFS securities	$-	$979,696	$-	$979,696
Equity securities	22,298	4,000	-	26,298
Derivatives	-	39,044	-	39,044
Total	$22,298	$1,022,740	$-	$1,045,038

Liabilities:
Derivatives	$-	$38,565	$-	$38,565
Total	$-	$38,565	$-	$38,565

(In thousands)	Level 1	Level 2	Level 3	December 31, 2018
Assets:
AFS securities:
Federal agency	$-	$84,299	$-	$84,299
State & municipal	-	29,915	-	29,915
Mortgage-backed	-	512,295	-	512,295
Collateralized mortgage obligations	-	371,987	-	371,987
Total AFS securities	$-	$998,496	$-	$998,496
Equity securities	19,053	4,000	-	23,053
Derivatives	-	20,000	-	20,000
Total	$19,053	$1,022,496	$-	$1,041,549

Liabilities:
Derivatives	$-	$17,572	$-	$17,572
Total	$-	$17,572	$-	$17,572

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The only non-recurring fair value measurements recorded during the three and six month periods ended June 30, 2019 and the year ended December 31, 2018 were related to impaired loans and write-downs of other real estate owned. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

As of June 30, 2019 and December 31, 2018, the Company had collateral dependent loans with a carrying value of $0.1 million and $0.2 million, respectively, which had specific reserves included in the allowance for loan losses of $11 thousand and $25 thousand, respectively.

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

		June 30, 2019		December 31, 2018
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$744,601	$754,995	$783,599	$778,675
Net loans	3	6,906,770	7,199,147	6,822,147	6,754,460
Financial liabilities:
Time deposits	2	$976,567	$973,822	$930,678	$920,534
Long-term debt	2	84,267	84,878	73,724	73,927
Junior subordinated debt	2	101,196	104,914	101,196	100,114

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

11.          Commitments and Contingencies

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s credit worthiness. Commitments to extend credit and unused lines of credit totaled $1.9 billion at June 30, 2019 and $1.7 billion at December 31, 2018.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $31.5 million at June 30, 2019 and $41.2 million at December 31, 2018. As of June 30, 2019 and December 31, 2018, the fair value of the Company’s standby letters of credit was not significant.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). ASU 2016-13 introduces new guidance that make substantive changes to the accounting for credit losses. ASU 2016-13 introduces the CECL model, which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. ASU 2016-13 also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security’s amortized cost basis and its fair value and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. ASU 2016-13 also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. ASU 2016-13 requires expanded disclosures including, but not limited to, (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management’s estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for HTM and AFS securities. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018; however, the Company does not intend to early adopt this ASU. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures, processes and controls and is not currently able to reasonably estimate the impact of adoption on the Company’s consolidated financial statements; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the allowance for loan and lease losses. It is possible that the impact will be material to the Company’s consolidated financial statements. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. To date, the Company has completed a gap analysis, adopted a detailed implementation plan, established a formal governance structure for the project, selected and is in the process of implementing a software solution to serve as its CECL platform, hired talent to support the CECL model, documented accounting policy elections and drafted policies to comply with the new standard, selected credit loss methods for key portfolio segments and is in the process of documenting processes and controls. In the second quarter of 2019, the Company designed a qualitative analysis framework, began performing parallel calculations and ran various sensitivity analyses to test the significant model assumptions. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The Company is considering the impact of the irrevocable election of the fair value option (election to elect fair value option for certain financial assets).

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 amends existing guidance and requires a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense. ASU 2018-15 is effective for the Company on January 1, 2020, and early adoption is permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact that the guidance will have on its consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. ("NBT") and its wholly owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2018 for an understanding of the following discussion and analysis. Operating results for the three and six month periods ending June 30, 2019 are not necessarily indicative of the results of the full year ending December 31, 2019 or any future period.

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

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures adjust GAAP measures to exclude the effects of acquisition-related intangible amortization expense on earnings, equity and assets as well as providing a fully taxable equivalent ("FTE") yield on securities and loans. Where non-GAAP disclosures are used in this Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables. Management believes that these non-GAAP measures provide useful information that is important to an understanding of the results of the Company’s core business as well as provide information standard in the financial institution industry. Non-GAAP measures should not be considered a substitute for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

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

Refer to Note 12 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company's results for the three and six months ended June 30, 2019:

●	Second quarter diluted earnings per share up 4.5% from prior quarter and up 7.8% from prior year
●	Second quarter net income up 4.9% from prior quarter and up 8.7% from prior year
●	FTE net interest margin of 3.63% for the six months ended June 30, 2019, up 6 bps from 2018
●	Full cycle deposit beta of 14.7% through the quarter ending June 30, 2019(1)
●	Tangible equity ratio of 8.41%, up 93 bps from the second quarter of 2018(2)

(1) The change in the Company's quarterly deposit costs from December 31, 2015 to June 30, 2019 of 0.33% divided by the change in Federal Reserve's target fed funds rate from December 2015 to June 2019 of 2.25%.
(2) Non-GAAP measure - Stockholders' equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

Results of Operations

Net income for the three months ended June 30, 2019 was $30.6 million, up 4.9% from $29.1 million for the first quarter of 2019 and up 8.7% from $28.1 million for the second quarter of 2018. Diluted earnings per share for the three months ended June 30, 2019 was $0.69, as compared with $0.66 for the prior quarter, an increase of 4.5%, and $0.64 for the second quarter of 2018, an increase of 7.8%. Return on average assets (annualized) was 1.28% for the three months ended June 30, 2019 as compared to 1.24% for the prior quarter and 1.21% for the same period last year. Return on average equity (annualized) was 11.63% for the three months ended June 30, 2019 as compared to 11.52% for the prior quarter and 11.64% for the three months ended June 30, 2018. Return on average tangible common equity (annualized) was 16.38% for the three months ended June 30, 2019 as compared to 16.45% for the prior quarter and 17.08% for the three months ended June 30, 2018.

Net income for the six months ended June 30, 2019 was $59.7 million, up 10.3% from $54.1 million for the same period last year. Diluted earnings per share for the six months ended June 30, 2019 was $1.35, as compared with $1.23 for the same period in 2018, an increase of 9.8%. Return on average assets (annualized) was 1.26% for the six months ended June 30, 2019 as compared to 1.18% for the same period last year. Return on average equity (annualized) was 11.57% for the six months ended June 30, 2019 as compared to 11.32% for the six months ended June 30, 2018. Return on average tangible common equity (annualized) was 16.41% for the six months ended June 30, 2019 as compared to 16.52% for the six months ended June 30, 2018.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$30,555	$28,121	$59,682	$54,107
Amortization of intangible assets (net of tax)	670	822	1,396	1,508
Net income, excluding intangible amortization	$31,225	$28,943	$61,078	$55,615

Average stockholders' equity	$1,053,750	$969,029	$1,039,829	$964,064
Less: average goodwill and other intangibles	288,930	289,250	289,419	285,161
Average tangible common equity	$764,820	$679,779	$750,410	$678,903

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

Net interest income was $78.6 million for the second quarter of 2019, up $0.9 million, or 1.2%, from the previous quarter. The FTE net interest margin was 3.61% for the three months ended June 30, 2019, down 3 basis points (“bps”) from the previous quarter, as higher funding costs on average interest-bearing liabilities were partially offset by higher average interest-earning assets. Interest income increased $1.9 million, or 2.1%, as the yield on average interest-earning assets of 4.28% was comparable to the prior quarter, while average interest-earning assets of $8.8 billion increased $70 million compared with the prior quarter. Interest expense was up $1.0 million, or 7.0%, as the cost of interest-bearing liabilities increased 4 bps to 0.96% for the quarter ended June 30, 2019, driven by interest-bearing deposit costs increasing 8 bps, partially offset by the 6 bp decrease in short-term borrowings cost.

Net interest income was $78.6 million for the second quarter of 2019, up $2.9 million, or 3.8%, from the second quarter of 2018. The FTE net interest margin of 3.61% was up 4 bps from the second quarter of 2018. Interest income increased $8.5 million, or 10.0%, as the yield on average interest-earning assets increased 29 bps from the same period in 2018, and average interest-earning assets increased $209.7 million, or 2.4%, primarily due to a $207.6 million increase in average loans. Interest expense increased $5.6 million, as the cost of interest-bearing liabilities increased 35 bps, driven by interest-bearing deposit costs increasing 38 bps combined with a 39 bp increase in short-term borrowing costs.

Net interest income for the first six months of 2019 was $156.3 million, up $7.1 million, or 4.8%, from the same period in 2018. FTE net interest margin of 3.63% for the six months ended June 30, 2019, was up from 3.57% for the same period in 2018. Average interest-earning assets were up $261.6 million, or 3.1% for the six months ended June 30, 2019, as compared to the same period in 2018, driven by a $250.7 million increase in loans. Interest income increased $19.1 million, or 11.5%, due to the increase in earning assets combined with a 30 bp improvement in loan yields. Interest expense was up $12.0 million, for the six months ended June 30, 2019 as compared to the same period in 2018 as the cost of interest-bearing liabilities increased 38 bps, driven by interest-bearing deposit costs increasing 38 bps combined with a 55 bp increase in short-term borrowing costs. The Federal Reserve has raised its target fed funds rate nine times from December 2015 through June 2019 for a total increase of 225 bps. During this same cycle of increasing rates, the Company’s average cost of deposits increased by 33 bps, resulting in a full cycle deposit beta of 14.7%.

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

Three Months Ended	June 30, 2019			June 30, 2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$25,783	$82	1.28%	$3,574	$46	5.16%
Securities available for sale (1) (3)	981,079	6,031	2.47%	1,266,304	7,046	2.23%
Securities held to maturity (1) (3)	770,651	5,447	2.83%	503,501	3,135	2.50%
Federal Reserve Bank and FHLB stock	46,179	760	6.60%	48,184	735	6.12%
Loans (2) (3)	6,958,299	81,358	4.69%	6,750,710	74,283	4.41%
Total interest-earning assets	$8,781,991	$93,678	4.28%	$8,572,273	$85,245	3.99%
Other assets	$816,748			$766,604
Total assets	$9,598,739			$9,338,877

Liabilities and Stockholders' Equity:
Money market deposit accounts	$1,916,045	$5,564	1.16%	$1,699,956	$1,816	0.43%
NOW deposit accounts	1,127,413	379	0.13%	1,222,889	479	0.16%
Savings deposits	1,282,084	185	0.06%	1,289,062	183	0.06%
Time deposits	953,698	4,106	1.73%	858,080	2,601	1.22%
Total interest-bearing deposits	$5,279,240	$10,234	0.78%	$5,069,987	$5,079	0.40%
Short-term borrowings	620,898	2,760	1.78%	706,694	2,455	1.39%
Long-term debt	82,414	471	2.29%	84,676	452	2.14%
Junior subordinated debt	101,196	1,141	4.52%	101,196	1,040	4.12%
Total interest-bearing liabilities	$6,083,748	$14,606	0.96%	$5,962,553	$9,026	0.61%
Demand deposits	$2,298,867			$2,294,023
Other liabilities	162,374			113,272
Stockholders' equity	1,053,750			969,029
Total liabilities and stockholders' equity	$9,598,739			$9,338,877
Net interest income (FTE)		$79,072			$76,219
Interest rate spread			3.32%			3.38%
Net interest margin (FTE)			3.61%			3.57%
Taxable equivalent adjustment		$445			$478
Net interest income		$78,627			$75,741

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

Six Months Ended	June 30, 2019			June 30, 2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$17,471	$174	2.01%	$3,198	$82	5.17%
Securities available for sale (1) (3)	982,881	11,984	2.46%	1,269,949	14,017	2.23%
Securities held to maturity (1) (3)	776,577	11,043	2.87%	492,996	6,081	2.49%
Federal Reserve Bank and FHLB stock	47,657	1,552	6.57%	47,518	1,465	6.22%
Loans (2) (3)	6,922,684	160,768	4.68%	6,672,016	144,825	4.38%
Total interest-earning assets	$8,747,270	$185,521	4.28%	$8,485,677	$166,470	3.96%
Other assets	$806,225			$756,444
Total assets	$9,553,495			$9,242,121

Liabilities and Stockholders' Equity:
Money market deposit accounts	$1,860,358	$9,974	1.08%	$1,677,755	$2,933	0.35%
NOW deposit accounts	1,131,291	817	0.15%	1,216,992	882	0.15%
Savings deposits	1,267,146	362	0.06%	1,268,859	354	0.06%
Time deposits	948,109	7,907	1.68%	830,671	4,841	1.18%
Total interest-bearing deposits	$5,206,904	$19,060	0.74%	$4,994,277	$9,010	0.36%
Short-term borrowings	666,349	5,997	1.81%	709,442	4,421	1.26%
Long-term debt	78,085	893	2.31%	86,749	928	2.16%
Junior subordinated debt	101,196	2,309	4.60%	101,196	1,941	3.87%
Total interest-bearing liabilities	$6,052,534	$28,259	0.94%	$5,891,664	$16,300	0.56%
Demand deposits	$2,304,169			$2,277,083
Other liabilities	156,963			109,310
Stockholders' equity	1,039,829			964,064
Total liabilities and stockholders' equity	$9,553,495			$9,242,121
Net interest income (FTE)		$157,262			$150,170
Interest rate spread			3.34%			3.40%
Net interest margin (FTE)			3.63%			3.57%
Taxable equivalent adjustment		$944			$943
Net interest income		$156,318			$149,227
(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended June 30,	Increase (Decrease) 2019 over 2018
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$94	$(58)	$36
Securities available for sale	(1,701)	686	(1,015)
Securities held to maturity	1,844	468	2,312
Federal Reserve Bank and FHLB stock	(31)	56	25
Loans	2,331	4,744	7,075
Total interest income (FTE)	$2,537	$5,896	$8,433
Money market deposit accounts	$258	$3,490	$3,748
NOW deposit accounts	(36)	(64)	(100)
Savings deposits	(1)	3	2
Time deposits	315	1,190	1,505
Short-term borrowings	(323)	628	305
Long-term debt	(12)	31	19
Junior subordinated debt	-	101	101
Total interest expense (FTE)	$201	$5,379	$5,580
Change in net interest income (FTE)	$2,336	$517	$2,853

Six Months Ended June 30,	Increase (Decrease) 2019 over 2018
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$169	$(77)	$92
Securities available for sale	(3,395)	1,362	(2,033)
Securities held to maturity	3,920	1,042	4,962
Federal Reserve Bank and FHLB stock	4	83	87
Loans	5,574	10,369	15,943
Total interest income (FTE)	$6,272	$12,779	$19,051
Money market deposit accounts	$352	$6,689	$7,041
NOW deposit accounts	(62)	(3)	(65)
Savings deposits	-	8	8
Time deposits	757	2,309	3,066
Short-term borrowings	(283)	1,859	1,576
Long-term debt	(96)	61	(35)
Junior subordinated debt	-	368	368
Total interest expense (FTE)	$668	$11,291	$11,959
Change in net interest income (FTE)	$5,604	$1,488	$7,092

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Insurance and other financial services revenue	$5,938	$5,826	$12,694	$12,330
Service charges on deposit accounts	4,224	4,246	8,460	8,218
ATM and debit card fees	6,156	5,816	11,681	11,089
Retirement plan administration fees	7,836	7,296	15,570	12,635
Trust	4,731	5,265	9,282	10,143
Bank owned life insurance	1,186	1,217	2,563	2,564
Net securities (losses) gains	(69)	91	(12)	163
Other	4,239	4,401	7,824	8,293
Total noninterest income	$34,241	$34,158	$68,062	$65,435

Noninterest income for the three months ended June 30, 2019 was $34.2 million, up $0.4 million, or 1.2%, from the prior quarter and comparable with the second quarter of 2018. The increase from the prior quarter was primarily driven by higher ATM and debit card fees due to an increase in the number of accounts and usage and other noninterest income due to higher swap fee income that was partially offset by lower seasonal insurance and other financial services revenue.

Noninterest income for the six months ended June 30, 2019 was $68.1 million, up $2.6 million, or 4.0%, from the same period in 2018. The increase from the prior year was driven by higher retirement plan administration fees due to the acquisition of Retirement Plan Services, LLC (“RPS”) in the second quarter of 2018 and higher ATM and debit card fees due to an increase in the number of accounts and usage, that was partially offset by lower trust income and other noninterest income due to lower non-recurring gains recognized in the first six months of 2019.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Salaries and employee benefits	$38,567	$37,726	$77,923	$74,293
Occupancy	5,443	5,535	11,718	11,654
Data processing and communications	4,693	4,508	9,107	8,787
Professional fees and outside services	3,359	3,336	7,027	6,828
Equipment	4,518	4,151	9,275	8,189
Office supplies and postage	1,577	1,504	3,168	3,077
FDIC expenses	949	1,092	1,966	2,293
Advertising	641	700	1,144	1,037
Amortization of intangible assets	893	1,096	1,861	2,010
Loan collection and other real estate owned, net	961	908	1,746	2,245
Other	4,630	4,332	9,756	8,747
Total noninterest expense	$66,231	$64,888	$134,691	$129,160

Noninterest expense for the three months ended June 30, 2019 was $66.2 million, down $2.2 million, or 3.3%, from the prior quarter and up $1.3 million, or 2.1%, from the second quarter of 2018. The decrease from the prior quarter was primarily driven by lower seasonal occupancy expenses and timing of equity-based compensation and other noninterest expense items. The increase from the second quarter of 2018 was driven by increases in salaries and employee benefits expense and equipment expense. Salaries and employee benefits expense increased from the second quarter of 2018 due to wage increases and higher incentive compensation.

Noninterest expense for the six months ended June 30, 2019 was $134.7 million, up $5.5 million, or 4.3%, from the same period in 2018. The increase from the prior year was driven by higher salaries and employee benefits, equipment expense and other noninterest expenses in the first half of 2019 as compared to the same period of 2018. The increase in salaries and employee benefits was primarily due to the RPS acquisition in the second quarter of 2018 and the timing of incentive compensation and wage increases.

Income Taxes

Income tax expense for the three months ended June 30, 2019 was $8.8 million, up $0.7 million from the prior quarter and up $0.7 million from the second quarter of 2018. The effective tax rate of 22.4% for the second quarter of 2019 was up from 21.8% for the first quarter of 2019 and comparable to the second quarter of 2018. The increase in income tax expense from the prior quarter and from the second quarter of 2018 was primarily due to a higher level of taxable income.

Income tax expense for the six months ended June 30, 2019 was $16.9 million, up $1.8 million, or 11.9%, from the same period of 2018. The effective tax rate of 22.1% for the first six months of 2019 was up from 21.8% for the same period in the prior year. The increase in income tax expense from the prior year was due to a higher level of taxable income.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities decreased $54.6 million, or 3.0%, from December 31, 2018 to June 30, 2019. The securities portfolio represents 18.2% of total assets as of June 30, 2019 as compared to 18.9% as of December 31, 2018.

The following table details the composition of securities available for sale, securities held to maturity and equity securities for the periods indicated:

	June 30, 2019	December 31, 2018
Mortgage-backed securities:
With maturities 15 years or less	26%	26%
With maturities greater than 15 years	10%	10%
Collateral mortgage obligations	44%	40%
Municipal securities	12%	15%
U.S. agency notes	7%	8%
Equity securities	1%	1%
Total	100%	100%

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

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	June 30, 2019	December 31, 2018
Commercial	$1,299,784	$1,291,568
Commercial real estate	2,025,280	1,930,742
Residential real estate	1,404,079	1,380,836
Dealer finance	1,189,670	1,216,144
Specialty lending	519,974	524,928
Home equity	456,754	474,566
Other consumer	67,732	68,925
Total loans	$6,963,273	$6,887,709

Total loans increased by $75.6 million, at June 30, 2019 from December 31, 2018. Loan growth in the first six months of 2019 resulted from growth in the commercial and commercial real estate portfolios partly offset by run-off in our consumer portfolios. Total loans represent approximately 72.3% of assets as of June 30, 2019, as compared to 72.1% as of December 31, 2018.

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

The following table reflects changes to the allowance for loan losses for the periods presented.

Allowance for Loan Losses	Three Months Ended
(Dollars in thousands)	June 30, 2019		June 30, 2018
Balance, beginning of period	$71,405		$70,200
Recoveries	1,915		2,029
Charge-offs	(8,432)		(8,557)
Net charge-offs	$(6,517)		$(6,528)
Provision for loan losses	7,277		8,778
Balance, end of period	$72,165		$72,450
Composition of Net Charge-offs
Commercial	$(1,053)	16%	$(724)	11%
Residential Real Estate	(279)	4%	(62)	1%
Consumer	(5,185)	80%	(5,742)	88%
Net charge-offs	$(6,517)	100%	$(6,528)	100%
Annualized net charge-offs to average loans	0.38%		0.39%

Allowance for Loan Losses	Six Months Ended
(Dollars in thousands)	June 30, 2019		June 30, 2018
Balance, beginning of period	$72,505		$69,500
Recoveries	3,462		3,907
Charge-offs	(16,886)		(17,231)
Net charge-offs	$(13,424)		$(13,324)
Provision for loan losses	13,084		16,274
Balance, end of period	$72,165		$72,450
Composition of Net Charge-offs
Commercial	$(1,706)	13%	$(1,342)	10%
Residential Real Estate	(499)	4%	(197)	1%
Consumer	(11,219)	83%	(11,785)	89%
Net charge-offs	$(13,424)	100%	$(13,324)	100%
Annualized net charge-offs to average loans	0.39%		0.40%

Net charge-offs of $6.5 million for the three months ended June 30, 2019 were down as compared to $6.9 million for the prior quarter and comparable to the second quarter of 2018. Provision expense was higher at $7.3 million for the three months ended June 30, 2019, as compared with $5.8 million for the prior quarter and down from $8.8 million for the second quarter of 2018. Annualized net charge-offs to average loans for the second quarter of 2019 was 0.38%, down from 0.41% for the prior quarter and down from 0.39% for the second quarter of 2018.

Net charge-offs of $13.4 million for the six months ended June 30, 2019 compared to $13.3 million for the same period of 2018. Provision expense was $13.1 million for the six months ended June 30, 2019, as compared with $16.3 million for the same period of 2018. Annualized net charge-offs to average loans for the first six months of 2019 was 0.39% as compared with 0.40% for the first six months of 2018.

The allowance for loan losses totaled $72.2 million at June 30, 2019, compared to $71.4 million at March 31, 2019 and $72.5 million at June 30, 2018. The allowance for loan losses as a percentage of loans was 1.04% (1.08% excluding acquired loans) at June 30, 2019, compared to 1.04% (1.09% excluding acquired loans) at March 31, 2019 and 1.06% (1.11% excluding acquired loans) at June 30, 2018.

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

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans
Commercial	$11,678	47%	$11,804	46%
Residential Real Estate	5,888	24%	6,526	26%
Consumer	3,456	14%	4,068	16%
Troubled debt restructured loans	3,647	15%	3,089	12%
Total nonaccrual loans	$24,669	100%	$25,487	100%

Loans 90 days or more past due and still accruing
Commercial	$-	-	$588	12%
Residential Real Estate	-	-	1,182	23%
Consumer	2,387	100%	3,315	65%
Total loans 90 days or more past due and still accruing	$2,387	100%	$5,085	100%

Total nonperforming loans	$27,056		$30,572
OREO	2,203		2,441
Total nonperforming assets	$29,259		$33,013

Total nonperforming loans to total loans	0.39%		0.44%
Total nonperforming assets to total assets	0.30%		0.35%
Allowance for loan losses to total nonperforming loans	266.72%		237.16%

Nonperforming loans to total loans was 0.39% at June 30, 2019, down 3 bps from 0.42% at March 31, 2019 and up 1 bp from 0.38% at June 30, 2018. Past due loans as a percentage of total loans were 0.52% at June 30, 2019, comparable to March 31, 2019 and up from 0.50% at June 30, 2018.

For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to the acquisitions, or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans. As of June 30, 2019, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.08% and 287.67%, respectively. As of December 31, 2018, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.10% and 254.92%, respectively.

In addition to nonperforming loans discussed above, the Company has also identified approximately $96.0 million in potential problem loans at June 30, 2019 as compared to $90.0 million at December 31, 2018. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $7.6 billion at June 30, 2019, up $225.5 million, or 3.1%, from December 31, 2018. Total average deposits increased $239.7 million, or 3.3%, from the same period last year driven primarily by growth in interest bearing deposits of $212.6 million, or 4.3%, due to growth in MMDA and time accounts, combined with a $27.1 million, or a 1.2% increase in demand deposits.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $609.4 million at June 30, 2019 compared to $871.7 million at December 31, 2018. The notional value of interest rate swaps hedging cash flows related to short-term borrowings totaled $150.0 million at June 30, 2019 and $225.0 million at December 31, 2018. Long-term debt was $84.3 million at June 30, 2019 and $73.7 million at December 31, 2018.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $1.1 billion represented 11.15% of total assets at June 30, 2019 compared with $1.0 billion, or 10.65% as of December 31, 2018. The increase in stockholders' equity resulted primarily from net income of $59.7 million for the six months ending June 30, 2019, partially offset by dividends of $22.8 million during the period and changes in OCI of $18.1 million.

The Company did not purchase shares of its common stock during the six months ended June 30, 2019. As of June 30, 2019, there were 1,000,000 shares available for repurchase under a plan authorized on October 23, 2017, which expires on December 31, 2019.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions. The Board of Directors approved a third-quarter 2019 cash dividend of $0.26 per share at a meeting held on July 29, 2019. The dividend will be paid on September 13, 2019 to stockholders of record as of August 30, 2019.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2019 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	June 30, 2019	December 31, 2018
Tier 1 leverage ratio	9.88%	9.52%
Common equity tier 1 capital ratio	10.95%	10.49%
Tier 1 capital ratio	12.24%	11.79%
Total risk-based capital ratio	13.21%	12.78%
Cash dividends as a percentage of net income	38.17%	38.44%
Per common share:
Book value	$24.56	$23.31
Tangible book value (1)	$17.97	$16.66
Tangible equity ratio (2)	8.41%	7.85%

(1)	Stockholders' equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets, particularly prime and LIBOR-based loans) repricing downward faster than the interest-bearing liabilities that remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a slight decline from the flat rate scenario; however the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2019 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps points)	net interest income
+200	(0.88%)
-100	(1.85%)

The Company anticipates that in the current environment, the trajectory of net interest income will depend significantly on the ability to manage deposit pricing in a competitive market. Deposit rates began to rise in 2018 as the federal funds rate increased four times, bringing the cycle total to nine increases totaling 225 basis points. The Company anticipates that the deposit rates may move slightly higher in the absence of further increases in the federal funds rate. Increases in the federal funds rate could result in modest increases in deposit rates. Competitive pressure may limit the Company’s ability to quickly reduce deposit rates following reductions in the federal funds rate. In order to maintain the net interest margin in 2019, the Company will continue to focus funding growth through lower cost core deposits.

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

The primary liquidity measurement the Company utilizes is called the “Basic Surplus”, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At June 30, 2019, the Company’s Basic Surplus measurement was 15.8% of total assets or approximately $1.5 billion as compared to the December 31, 2018 Basic Surplus of 11.2% or $1.1 billion and was above the Company’s minimum of 5% (calculated at $481.8 million and $477.8 million, or period end total assets as June 30, 2019 and December 31, 2018, respectively) set forth in its liquidity policies.

At June 30, 2019 and December 31, 2018, Federal Home Loan Bank ("FHLB") advances outstanding totaled $605.4 million and $795.8 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.0 billion at June 30, 2019 and $0.8 billion at December 31, 2018. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $829.2 million and $630.0 million at June 30, 2019 and December 31, 2018, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to purchase brokered time deposits and borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.3 billion at June 30, 2019 and December 31, 2018. In addition, the Bank has a "Borrower-in-Custody" program with the FRB with the addition of the ability to pledge automobile loans. At June 30, 2019 and December 31, 2018, the Bank had the capacity to borrow $844.6 million and $854.7 million, respectively, from this program. The Company's internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $1.8 billion at June 30, 2019 and $1.5 billion at December 31, 2018.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (the “OCC”) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At June 30, 2019, approximately $140.9 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company's disclosure controls and procedures were effective.

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

10.1	Transition and Retirement Agreement between NBT Bancorp Inc. and Michael J. Chewens dated May 2, 2019*
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of August 2019.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer