Form 10-Q
period 2019-09-30
NBT BANCORP INC
filed 2019-11-08
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019.
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

As of October 31, 2019, there were 43,791,695 shares outstanding of the Registrant’s common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q-Quarter Ended September 30, 2019

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2019	2018
(In thousands, except share and per share data)
Assets
Cash and due from banks	$217,639	$175,550
Short-term interest bearing accounts	56,457	5,405
Equity securities, at fair value	26,818	23,053
Securities available for sale, at fair value	932,173	998,496
Securities held to maturity (fair value $691,189 and $778,675, respectively)	678,435	783,599
Federal Reserve and Federal Home Loan Bank stock	37,490	53,229
Loans held for sale	17,986	6,943
Loans	7,013,809	6,887,709
Less allowance for loan losses	72,365	72,505
Net loans	$6,941,444	$6,815,204
Premises and equipment, net	75,708	78,970
Goodwill	274,769	274,769
Intangible assets, net	12,864	15,599
Bank owned life insurance	180,513	177,479
Other assets	209,090	148,067
Total assets	$9,661,386	$9,556,363
Liabilities
Demand (noninterest bearing)	$2,477,657	$2,361,099
Savings, NOW and money market	4,405,218	4,076,434
Time	860,291	930,678
Total deposits	$7,743,166	$7,368,211
Short-term borrowings	443,266	871,696
Long-term debt	84,239	73,724
Junior subordinated debt	101,196	101,196
Other liabilities	190,918	123,627
Total liabilities	$8,562,785	$8,538,454
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2019 and December 31, 2018	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at September 30, 2019 and December 31, 2018; issued 49,651,493 at September 30, 2019 and December 31, 2018	497	497
Additional paid-in-capital	576,146	575,466
Retained earnings	679,090	621,203
Accumulated other comprehensive loss	(22,924)	(43,174)
Common stock in treasury, at cost, 5,864,848 and 5,978,527 shares at September 30, 2019 and December 31, 2018, respectively	(134,208)	(136,083)
Total stockholders’ equity	$1,098,601	$1,017,909
Total liabilities and stockholders’ equity	$9,661,386	$9,556,363

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$81,082	$77,249	$241,674	$221,864
Securities available for sale	5,711	6,659	17,664	20,588
Securities held to maturity	4,586	3,462	14,892	8,898
Other	1,002	834	2,728	2,381
Total interest, fee and dividend income	$92,381	$88,204	$276,958	$253,731
Interest expense
Deposits	$10,745	$6,157	$29,805	$15,167
Short-term borrowings	1,989	3,000	7,986	7,421
Long-term debt	498	431	1,391	1,359
Junior subordinated debt	1,095	1,089	3,404	3,030
Total interest expense	$14,327	$10,677	$42,586	$26,977
Net interest income	$78,054	$77,527	$234,372	$226,754
Provision for loan losses	6,324	6,026	19,408	22,300
Net interest income after provision for loan losses	$71,730	$71,501	$214,964	$204,454
Noninterest income
Insurance and other financial services revenue	$6,421	$6,172	$19,115	$18,502
Service charges on deposit accounts	4,330	4,503	12,790	12,721
ATM and debit card fees	6,277	5,906	17,958	16,995
Retirement plan administration fees	7,600	7,244	23,170	19,879
Trust	5,209	4,808	14,491	14,951
Bank owned life insurance	1,556	1,288	4,119	3,852
Net securities gains	4,036	412	4,024	575
Other	4,291	3,048	12,115	11,341
Total noninterest income	$39,720	$33,381	$107,782	$98,816
Noninterest expense
Salaries and employee benefits	$39,352	$38,394	$117,275	$112,687
Occupancy	5,335	5,380	17,053	17,034
Data processing and communications	4,492	4,434	13,599	13,221
Professional fees and outside services	3,535	3,580	10,562	10,408
Equipment	4,487	4,319	13,762	12,508
Office supplies and postage	1,667	1,563	4,835	4,640
FDIC (credit) expense	(20)	1,223	1,946	3,516
Advertising	677	739	1,821	1,776
Amortization of intangible assets	874	1,054	2,735	3,064
Loan collection and other real estate owned, net	976	1,234	2,722	3,479
Other	8,374	4,577	18,130	13,324
Total noninterest expense	$69,749	$66,497	$204,440	$195,657
Income before income tax expense	$41,701	$38,385	$118,306	$107,613
Income tax expense	9,322	8,578	26,245	23,699
Net income	$32,379	$29,807	$92,061	$83,914
Earnings per share
Basic	$0.74	$0.68	$2.10	$1.92
Diluted	$0.73	$0.68	$2.09	$1.91

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In thousands)
Net income	$32,379	$29,807	$92,061	$83,914
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$2,360	$(5,798)	$26,787	$(26,605)
Tax effect	(590)	1,449	(6,697)	6,651
Unrealized net holding gains (losses) arising during the period, net	$1,770	$(4,349)	$20,090	$(19,954)

Reclassification adjustment for net (gains) losses in net income, gross	$(20)	$-	$79	$-
Tax effect	5	-	(20)	-
Reclassification adjustment for net (gains) losses in net income, net	$(15)	$-	$59	$-

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$190	$168	$556	$533
Tax effect	(47)	(42)	(139)	(133)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$143	$126	$417	$400

Total securities available for sale, net	$1,898	$(4,223)	$20,566	$(19,554)

Cash flow hedges:
Unrealized gains (losses) on derivatives (cash flow hedges), gross	$9	$175	$(475)	$1,647
Tax effect	(2)	(44)	119	(412)
Unrealized gains (losses) on derivatives (cash flow hedges), net	$7	$131	$(356)	$1,235

Reclassification of net unrealized (gains) on cash flow hedges to interest (income), gross	$(395)	$(638)	$(1,932)	$(1,537)
Tax effect	98	159	483	384
Reclassification of net unrealized (gains) on cash flow hedges to interest (income), net	$(297)	$(479)	$(1,449)	$(1,153)

Total cash flow hedges, net	$(290)	$(348)	$(1,805)	$82

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$672	$286	$1,985	$876
Tax effect	(168)	(71)	(496)	(219)
Amortization of prior service cost and actuarial losses, net	$504	$215	$1,489	$657

Total pension and other benefits, net	$504	$215	$1,489	$657

Total other comprehensive income (loss)	$2,112	$(4,356)	$20,250	$(18,815)
Comprehensive income	$34,491	$25,451	$112,311	$65,099

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at June 30, 2019	$497	$575,794	$658,107	$(25,036)	$(134,539)	$1,074,823
Net income	-	-	32,379	-	-	32,379
Cash dividends - $0.26 per share	-	-	(11,396)	-	-	(11,396)
Net issuance of 17,234 shares to employee and other stock plans	-	(104)	-	-	331	227
Stock-based compensation	-	456	-	-	-	456
Other comprehensive income	-	-	-	2,112	-	2,112
Balance at September 30, 2019	$497	$576,146	$679,090	$(22,924)	$(134,208)	$1,098,601

Balance at June 30, 2018	$497	$574,741	$585,044	$(44,756)	$(136,597)	$978,929
Net income	-	-	29,807	-	-	29,807
Cash dividends - $0.25 per share	-	-	(10,930)	-	-	(10,930)
Net issuance of 14,120 shares to employee and other stock plans	-	(89)	-	-	291	202
Stock-based compensation	-	503	-	-	-	503
Other comprehensive (loss)	-	-	-	(4,356)	-	(4,356)
Balance at September 30, 2018	$497	$575,155	$603,921	$(49,112)	$(136,306)	$994,155

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2018	$497	$575,466	$621,203	$(43,174)	$(136,083)	$1,017,909
Net income	-	-	92,061	-	-	92,061
Cash dividends - $0.78 per share	-	-	(34,174)	-	-	(34,174)
Net issuance of 113,679 shares to employee and other stock plans	-	(2,916)	-	-	1,875	(1,041)
Stock-based compensation	-	3,596	-	-	-	3,596
Other comprehensive income	-	-	-	20,250	-	20,250
Balance at September 30, 2019	$497	$576,146	$679,090	$(22,924)	$(134,208)	$1,098,601

Balance at December 31, 2017	$497	$574,209	$543,713	$(22,077)	$(138,165)	$958,177
Net income	-	-	83,914	-	-	83,914
Cumulative effect adjustment for ASU 2016-01 implementation	-	-	2,618	(2,645)	-	(27)
Cumulative effect adjustment for ASU 2018-02 implementation	-	-	5,575	(5,575)	-	-
Cash dividends - $0.73 per share	-	-	(31,899)	-	-	(31,899)
Net issuance of 118,510 shares to employee and other stock plans	-	(2,511)	-	-	1,859	(652)
Stock-based compensation	-	3,457	-	-	-	3,457
Other comprehensive (loss)	-	-	-	(18,815)	-	(18,815)
Balance at September 30, 2018	$497	$575,155	$603,921	$(49,112)	$(136,306)	$994,155

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2019	2018
(In thousands)
Operating activities
Net income	$92,061	$83,914
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	19,408	22,300
Depreciation and amortization of premises and equipment	7,106	6,957
Net amortization on securities	2,495	3,108
Amortization of intangible assets	2,735	3,064
Amortization of operating lease right-of-use assets	5,396	-
Excess tax benefit on stock-based compensation	(371)	(507)
Stock-based compensation expense	3,596	3,457
Bank owned life insurance income	(4,119)	(3,852)
Proceeds from sale of loans held for sale	109,661	73,239
Originations of loans held for sale	(119,753)	(76,959)
Net gains on sale of loans held for sale	(475)	(181)
Net security (gains)	(4,024)	(575)
Net (gains) losses on sale of other real estate owned	(178)	130
Net change in other assets and other liabilities	(9,579)	(14,313)
Net cash provided by operating activities	$103,959	$99,782
Investing activities
Net cash used in acquisitions	$-	$(7,884)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	226,070	213,732
Proceeds from sales	26,203	-
Purchases	(160,781)	(102,004)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	165,997	73,217
Purchases	(61,150)	(249,300)
Equity securities:
Proceeds from sales	3,966	3,318
Purchases	(93)	(2)
Other:
Net increase in loans	(146,778)	(323,614)
Proceeds from Federal Home Loan Bank stock redemption	147,200	186,869
Purchases of Federal Reserve and Federal Home Loan Bank stock	(131,461)	(192,584)
Proceeds from settlement of bank owned life insurance	1,085	-
Purchases of premises and equipment, net	(4,018)	(4,256)
Proceeds from sales of other real estate owned	1,129	2,124
Net cash provided by (used in) investing activities	$67,369	$(400,384)
Financing activities
Net increase in deposits	$374,955	$270,654
Net (decrease) increase in short-term borrowings	(428,430)	92,585
Proceeds from issuance of long-term debt	10,598	25,000
Repayments of long-term debt	(83)	(40,117)
Proceeds from the issuance of shares to employee and other stock plans	543	1,140
Cash paid by employer for tax-withholdings on stock issuance	(1,596)	(1,792)
Cash dividends	(34,174)	(31,899)
Net cash (used in) provided by financing activities	$(78,187)	$315,571
Net increase in cash and cash equivalents	$93,141	$14,969
Cash and cash equivalents at beginning of period	180,955	159,664
Cash and cash equivalents at end of period	$274,096	$174,633

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$42,709	$26,002
Income taxes paid, net of refund	19,945	31,077
Noncash investing activities:
Loans transferred to other real estate owned	$654	$996
Acquisitions:
Fair value of assets acquired	$-	$6,274

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2019

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

3.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of available for sale (“AFS”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2019
Federal agency	$29,998	$-	$167	$29,831
State & municipal	9	-	-	9
Mortgage-backed:
Government-sponsored enterprises	433,393	4,494	292	437,595
U.S. government agency securities	44,912	1,021	18	45,915
Collateralized mortgage obligations:
Government-sponsored enterprises	343,682	2,484	456	345,710
U.S. government agency securities	72,443	887	217	73,113
Total AFS securities	$924,437	$8,886	$1,150	$932,173
As of December 31, 2018
Federal agency	$84,982	$10	$693	$84,299
State & municipal	30,136	16	237	29,915
Mortgage-backed:
Government-sponsored enterprises	493,225	439	10,354	483,310
U.S. government agency securities	29,190	270	475	28,985
Collateralized mortgage obligations:
Government-sponsored enterprises	332,409	344	7,211	325,542
U.S. government agency securities	47,684	137	1,376	46,445
Total AFS securities	$1,017,626	$1,216	$20,346	$998,496

The components of net realized gains (losses) on AFS securities are as follows. These amounts were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings.

	Three Months Ended September 30,
(In thousands)	2019	2018
Gross realized gains	$20	$-
Gross realized (losses)	-	-
Net AFS realized gains	$20	$-

	Nine Months Ended September 30,
(In thousands)	2019	2018
Gross realized gains	$73	$-
Gross realized (losses)	(152)	-
Net AFS realized (losses)	$(79)	$-

Included in net realized gains (losses) on AFS securities, the Company recorded gains from calls of approximately $20 thousand for the three months ended September 30, 2019 and $25 thousand for the nine months ended September 30, 2019. There were no recorded gains from calls on AFS securities included in net realized gains (losses) for the three and nine months ended September 30, 2018.

The amortized cost, estimated fair value and unrealized gains (losses) of held to maturity (“HTM”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2019
Federal agency	$10,000	$6	$-	$10,006
Mortgage-backed:
Government-sponsored enterprises	154,701	3,139	127	157,713
U.S. government agency securities	13,679	785	-	14,464
Collateralized mortgage obligations:
Government-sponsored enterprises	213,409	2,849	365	215,893
U.S. government agency securities	112,974	4,001	64	116,911
State & municipal	173,672	2,544	14	176,202
Total HTM securities	$678,435	$13,324	$570	$691,189
As of December 31, 2018
Federal agency	$19,995	$52	$-	$20,047
Mortgage-backed:
Government-sponsored enterprises	164,618	712	2,773	162,557
U.S. government agency securities	15,230	403	-	15,633
Collateralized mortgage obligations:
Government-sponsored enterprises	257,475	1,097	3,897	254,675
U.S. government agency securities	83,148	767	-	83,915
State & municipal	243,133	331	1,616	241,848
Total HTM securities	$783,599	$3,362	$8,286	$778,675

Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $4 thousand for the three and nine months ended September 30, 2019. There were no recorded gains from calls on HTM securities included in net realized gains (losses) for the three and nine months ended September 30, 2018.

AFS and HTM securities with amortized costs totaling $1.4 billion at September 30, 2019 and $1.5 billion at December 31, 2018 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at September 30, 2019 and December 31, 2018, AFS and HTM securities with an amortized cost of $186.3 million and $215.3 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to investment securities with unrealized losses segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of September 30, 2019
AFS securities:
Federal agency	$19,965	$(33)	2	$9,866	$(134)	1	$29,831	$(167)	3
Mortgage-backed	36,017	(69)	18	39,394	(241)	16	75,411	(310)	34
Collateralized mortgage obligations	60,272	(170)	11	72,528	(503)	23	132,800	(673)	34
Total securities with unrealized losses	$116,254	$(272)	31	$121,788	$(878)	40	$238,042	$(1,150)	71

HTM securities:
Mortgage-backed	$-	$-	-	$26,836	$(127)	2	$26,836	$(127)	2
Collateralized mortgage obligations	18,656	(129)	3	23,708	(300)	5	42,364	(429)	8
State & municipal	5,447	(14)	8	-	-	-	5,447	(14)	8
Total securities with unrealized losses	$24,103	$(143)	11	$50,544	$(427)	7	$74,647	$(570)	18

As of December 31, 2018
AFS securities:
Federal agency	$-	$-	-	$64,294	$(693)	6	$64,294	$(693)	6
State & municipal	1,715	(3)	3	22,324	(234)	35	24,039	(237)	38
Mortgage-backed	18,462	(65)	12	428,440	(10,764)	101	446,902	(10,829)	113
Collateralized mortgage obligations	12,118	(69)	5	320,908	(8,518)	62	333,026	(8,587)	67
Total securities with unrealized losses	$32,295	$(137)	20	$835,966	$(20,209)	204	$868,261	$(20,346)	224

HTM securities:
Mortgage-backed	$-	$-	-	$82,579	$(2,773)	6	$82,579	$(2,773)	6
Collateralized mortgage obligations	4,386	(7)	2	145,396	(3,890)	26	149,782	(3,897)	28
State & municipal	18,907	(84)	30	58,258	(1,532)	86	77,165	(1,616)	116
Total securities with unrealized losses	$23,293	$(91)	32	$286,233	$(8,195)	118	$309,526	$(8,286)	150

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

As of September 30, 2019  and December 31, 2018, management believes the impairments detailed in the table above are temporary. There were no OTTI losses realized in the Company’s unaudited interim consolidated statements of income for the three and nine months ended September 30, 2019, or in the three and nine months ended September 30, 2018.

The following tables set forth information with regard to gains and losses on equity securities:

	Three Months Ended September 30,
(In thousands)	2019	2018
Net gains and losses recognized on equity securities	$4,012	$412
Less: Net gains and losses recognized during the period on equity securities sold during the period	3,966	511
Unrealized gains and losses recognized on equity securities still held	$46	$(99)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net gains and losses recognized on equity securities	$4,099	$575
Less: Net gains and losses recognized during the period on equity securities sold during the period	3,966	555
Unrealized gains and losses recognized on equity securities still held	$133	$20

Included in the net realized gains and losses recognized on equity securities during the three and nine months ended September 30, 2019, the Company recorded a $4.0 million gain from the sale of Visa Class B common stock, which had no readily determinable fair value at the time of the sale. As of September 30, 2019 and December 31, 2018, the carrying value of equity securities without readily determinable fair values was $4.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of September 30, 2019 and 2018. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and nine months ended September 30, 2019 and 2018.

The following tables set forth information with regard to contractual maturities of debt securities at September 30, 2019:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$37	$37
From one to five years	30,404	30,393
From five to ten years	171,485	173,220
After ten years	722,511	728,523
Total AFS debt securities	$924,437	$932,173
HTM debt securities:
Within one year	$26,940	$26,940
From one to five years	68,113	68,531
From five to ten years	179,381	183,425
After ten years	404,001	412,293
Total HTM debt securities	$678,435	$691,189

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2019 and December 31, 2018.

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

Business Banking – The Company offers a variety of loan options to meet the specific needs of our Business Banking customers including term loans, mortgages and lines of credit. Such loans are generally less than $1.0 million and are made available to businesses for working capital such as inventory and receivables, business expansion, equipment purchases and agricultural needs. Generally, a collateral lien is placed on assets owned by the borrower and can include real estate, equipment, inventory, receivables or other business assets. These loans carry a higher risk than C&I and CRE loans due to the smaller size of the borrower and lower levels of capital.

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

Direct – The Company offers a variety of consumer installment loans to finance vehicle purchases, mobile home purchases and personal expenditures. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, home equity lines of credit and second mortgage loans (loans secured by a lien position on one-to-four family residential real estate) to finance home improvements, debt consolidation, education and other uses. For home equity loans, consumers are able to borrow up to 85% of the equity in their homes, and are generally tied to Prime with a ten year draw followed by a fifteen year amortization. These loans carry a higher risk than first mortgage residential loans as they are often in a second position with respect to collateral. Consumer installment loans carry a fixed rate of interest with principal repayment terms typically ranging from one to ten years, based upon the nature of the collateral and the size of the loan. Consumer installment loans are often secured with collateral consisting of a perfected lien on the asset being purchased or a perfected lien on a consumer's deposit account. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

Residential Real Estate

Residential real estate loans consist primarily of loans secured by a first or second mortgage on primary residences. We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by properties located in the Company’s market area. When market conditions are favorable, for longer term, fixed-rate residential real estate mortgages without escrow, the Company retains the servicing, but sells the right to receive principal and interest to Government-sponsored enterprises. This practice allows the Company to manage interest rate risk, liquidity risk and credit risk. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower) or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of June 30, 2019	$33,152	$36,534	$2,479	$72,165
Charge-offs	(865)	(6,976)	(174)	(8,015)
Recoveries	132	1,746	13	1,891
Provision	1,021	5,031	272	6,324
Ending Balance as of September 30, 2019	$33,440	$36,335	$2,590	$72,365

Balance as of June 30, 2018	$31,059	$36,479	$4,912	$72,450
Charge-offs	(823)	(6,818)	(123)	(7,764)
Recoveries	410	1,602	81	2,093
Provision	1,086	6,044	(1,104)	6,026
Ending Balance as of September 30, 2018	$31,732	$37,307	$3,766	$72,805

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of December 31, 2018	$32,759	$37,178	$2,568	$72,505
Charge-offs	(2,783)	(21,336)	(782)	(24,901)
Recoveries	344	4,887	122	5,353
Provision	3,120	15,606	682	19,408
Ending Balance as of September 30, 2019	$33,440	$36,335	$2,590	$72,365

Balance as of December 31, 2017	$27,606	$36,830	$5,064	$69,500
Charge-offs	(2,535)	(21,947)	(513)	(24,995)
Recoveries	780	4,946	274	6,000
Provision	5,881	17,478	(1,059)	22,300
Ending Balance as of September 30, 2018	$31,732	$37,307	$3,766	$72,805

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses is established based on our estimate of incurred losses at the balance sheet date. There was no allowance for loan losses for the acquired loan portfolio as of September 30, 2019 and December 31, 2018. There were no net charge-offs related to acquired loans during the three months ended September 30, 2019 and 2018, and approximately $0.1 million during the nine months ended September 30, 2019 and 2018, which are included in the table above.

The following tables illustrate the allowance for loan losses and the recorded investment by portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
As of September 30, 2019
Allowance for loan losses	$33,440	$36,335	$2,590	$72,365
Allowance for loans individually evaluated for impairment	-	-	-	-
Allowance for loans collectively evaluated for impairment	$33,440	$36,335	$2,590	$72,365
Ending balance of loans	$3,351,201	$2,245,688	$1,416,920	$7,013,809
Ending balance of originated loans individually evaluated for impairment	3,117	7,267	7,673	18,057
Ending balance of acquired loans collectively evaluated for impairment	132,811	25,421	131,457	289,689
Ending balance of originated loans collectively evaluated for impairment	$3,215,273	$2,213,000	$1,277,790	$6,706,063

As of December 31, 2018
Allowance for loan losses	$32,759	$37,178	$2,568	$72,505
Allowance for loans individually evaluated for impairment	25	-	-	25
Allowance for loans collectively evaluated for impairment	$32,734	$37,178	$2,568	$72,480
Ending balance of loans	$3,222,310	$2,284,563	$1,380,836	$6,887,709
Ending balance of originated loans individually evaluated for impairment	5,786	7,887	6,905	20,578
Ending balance of acquired loans collectively evaluated for impairment	143,690	31,624	147,277	322,591
Ending balance of originated loans collectively evaluated for impairment	$3,072,834	$2,245,052	$1,226,654	$6,544,540

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

The following tables set forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of September 30, 2019
Originated
Commercial Loans:
C&I	$505	$-	$-	$505	$729	$836,593	$837,827
CRE	3,646	-	4,839	8,485	4,664	1,832,708	1,845,857
Business Banking	2,118	313	67	2,498	6,524	525,684	534,706
Total Commercial Loans	$6,269	$313	$4,906	$11,488	$11,917	$3,194,985	$3,218,390
Consumer Loans:
Dealer Finance	$11,167	$1,965	$1,094	$14,226	$2,241	$1,179,316	$1,195,783
Specialty Lending	3,681	1,655	1,568	6,904	-	521,601	528,505
Direct	1,778	1,090	208	3,076	2,553	490,350	495,979
Total Consumer Loans	$16,626	$4,710	$2,870	$24,206	$4,794	$2,191,267	$2,220,267
Residential Real Estate	$1,582	$100	$500	$2,182	$6,311	$1,276,970	$1,285,463
Total Originated Loans	$24,477	$5,123	$8,276	$37,876	$23,022	$6,663,222	$6,724,120

Acquired
Commercial Loans:
C&I	$-	$-	$-	$-	$-	$28,823	$28,823
CRE	-	-	-	-	-	67,853	67,853
Business Banking	445	-	-	445	366	35,324	36,135
Total Commercial Loans	$445	$-	$-	$445	$366	$132,000	$132,811
Consumer Loans:
Direct	$276	$43	$-	$319	$131	$24,971	$25,421
Total Consumer Loans	$276	$43	$-	$319	$131	$24,971	$25,421
Residential Real Estate	$1,102	$-	$66	$1,168	$1,104	$129,185	$131,457
Total Acquired Loans	$1,823	$43	$66	$1,932	$1,601	$286,156	$289,689

Total Loans	$26,300	$5,166	$8,342	$39,808	$24,623	$6,949,378	$7,013,809

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2018
Originated
Commercial Loans:
C&I	$909	$-	$-	$909	$1,062	$846,148	$848,119
CRE	1,089	-	588	1,677	4,995	1,734,558	1,741,230
Business Banking	1,092	302	-	1,394	5,974	481,903	489,271
Total Commercial Loans	$3,090	$302	$588	$3,980	$12,031	$3,062,609	$3,078,620
Consumer Loans:
Dealer Finance	$14,519	$2,300	$1,186	$18,005	$1,971	$1,196,136	$1,216,112
Specialty Lending	3,479	1,773	1,562	6,814	-	518,114	524,928
Direct	2,962	1,437	552	4,951	2,592	504,356	511,899
Total Consumer Loans	$20,960	$5,510	$3,300	$29,770	$4,563	$2,218,606	$2,252,939
Residential Real Estate	$1,426	$157	$1,182	$2,765	$6,778	$1,224,016	$1,233,559
Total Originated Loans	$25,476	$5,969	$5,070	$36,515	$23,372	$6,505,231	$6,565,118

Acquired
Commercial Loans:
C&I	$-	$-	$-	$-	$-	$26,124	$26,124
CRE	-	-	-	-	-	84,492	84,492
Business Banking	466	288	-	754	390	31,930	33,074
Total Commercial Loans	$466	$288	$-	$754	$390	$142,546	$143,690
Consumer Loans:
Dealer Finance	$1	$1	$-	$2	$-	$30	$32
Direct	152	41	15	208	227	31,157	31,592
Total Consumer Loans	$153	$42	$15	$210	$227	$31,187	$31,624
Residential Real Estate	$546	$42	$-	$588	$1,498	$145,191	$147,277
Total Acquired Loans	$1,165	$372	$15	$1,552	$2,115	$318,924	$322,591

Total Loans	$26,641	$6,341	$5,085	$38,067	$25,487	$6,824,155	$6,887,709

There were no material commitments to extend further credit to borrowers with nonperforming loans as of September 30, 2019 and December 31, 2018.

Impaired Loans

The methodology used to establish the allowance for loan losses on impaired loans incorporates specific allocations on loans analyzed individually. Classified loans, including all troubled debt restructured loans (“TDRs”) and nonaccrual Commercial loans that are graded Substandard, Doubtful or Loss, with outstanding balances of $1.0 million or more are evaluated for impairment through the Company’s quarterly status review process. The Company considers Commercial loans less than $1.0 million to be homogeneous loans. In the third quarter of 2019 the threshold for evaluating loans for impairment was increased from $750 thousand. In determining that we will be unable to collect all principal and/or interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated. For loans that are identified as impaired, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price. These impaired loans are reviewed on a quarterly basis for changes in the level of impairment. Impaired amounts are charged off immediately if such amounts are determined by management to be uncollectable. Any change to the previously recognized impairment loss is recognized as a component of the provision for loan losses.

The following table provides information on loans specifically evaluated for impairment:

	September 30, 2019				December 31, 2018
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance		Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
C&I	$78	$304	$		$228	$497	$
CRE	2,046	2,046			4,312	6,330
Business Banking	993	1,412			1,013	2,001
Total Commercial Loans	$3,117	$3,762			$5,553	$8,828
Consumer Loans:
Dealer Finance	$194	$279			$143	$241
Direct	7,073	8,464			7,744	9,831
Total Consumer Loans	$7,267	$8,743			$7,887	$10,072
Residential Real Estate	$7,673	$9,620			$6,905	$9,414
Total	$18,057	$22,125			$20,345	$28,314

With an allowance recorded:
Commercial Loans:
C&I	$-	$-		$-	$233	$238		$25
Total Commercial Loans	$-	$-		$-	$233	$238		$25

Total Loans	$18,057	$22,125		$-	$20,578	$28,552		$25

There were no acquired impaired loans specifically evaluated for impairment as of September 30, 2019 or December 31, 2018.

The following tables summarize the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	For the Three Months Ended
	September 30, 2019		September 30, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$115	$-	$433	$-
CRE	2,554	30	3,645	32
Business Banking	1,002	7	1,024	4
Total Commercial Loans	$3,671	$37	$5,102	$36
Consumer Loans:
Dealer Finance	$213	$3	$177	$4
Direct	7,293	95	7,730	102
Total Consumer Loans	$7,506	$98	$7,907	$106
Residential Real Estate	$7,629	$93	$6,519	$68
Total Originated	$18,806	$228	$19,528	$210

Total Loans	$18,806	$228	$19,528	$210

	For the Nine Months Ended
	September 30, 2019		September 30, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$291	$1	$449	$1
CRE	3,577	91	3,999	96
Business Banking	1,111	18	998	12
Total Commercial Loans	$4,979	$110	$5,446	$109
Consumer Loans:
Dealer Finance	$201	$9	$187	$8
Direct	7,518	291	7,953	317
Total Consumer Loans	$7,719	$300	$8,140	$325
Residential Real Estate	$7,428	$252	$6,719	$212
Total Originated	$20,126	$662	$20,305	$646

Total Loans	$20,126	$662	$20,305	$646

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

●	Non-classified

Loans graded as Non-classified encompass all loans not graded as Classified. Payments on non-classified loans are generally made as agreed.

Consumer and Residential Real Estate Grading System

Consumer and Residential Real Estate loans are graded as either Nonperforming or Performing.

●	Nonperforming

Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.

●	Performing

All loans not meeting any of these criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class:

(In thousands)	As of September 30, 2019
Originated
Commercial Credit Exposure By Internally Assigned Grade:	C&I	CRE	Total
Pass	$771,776	$1,762,016	$2,533,792
Special Mention	32,992	39,368	72,360
Substandard	33,059	44,473	77,532
Total	$837,827	$1,845,857	$2,683,684

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$520,830	$520,830
Classified	13,876	13,876
Total	$534,706	$534,706

Consumer Credit Exposure By Payment Activity:	Dealer Finance	Specialty Lending	Direct	Total
Performing	$1,192,448	$526,937	$493,218	$2,212,603
Nonperforming	3,335	1,568	2,761	7,664
Total	$1,195,783	$528,505	$495,979	$2,220,267

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$1,278,652	$1,278,652
Nonperforming	6,811	6,811
Total	$1,285,463	$1,285,463

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$21,781	$67,441	$89,222
Special Mention	2,860	-	2,860
Substandard	4,182	412	4,594
Total	$28,823	$67,853	$96,676

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$33,499	$33,499
Classified	2,636	2,636
Total	$36,135	$36,135

Consumer Credit Exposure
By Payment Activity:	Direct	Total
Performing	$25,290	$25,290
Nonperforming	131	131
Total	$25,421	$25,421

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$130,287	$130,287
Nonperforming	1,170	1,170
Total	$131,457	131,457

(In thousands)	As of December 31, 2018
Originated
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$796,778	$1,681,330	$2,478,108
Special Mention	11,348	13,894	25,242
Substandard	39,993	46,006	85,999
Total	$848,119	$1,741,230	$2,589,349

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$476,052	$476,052
Classified	13,219	13,219
Total	$489,271	$489,271

Consumer Credit Exposure By Payment Activity:	Dealer Finance	Specialty Lending	Direct	Total
Performing	$1,212,955	$523,366	$508,755	$2,245,076
Nonperforming	3,157	1,562	3,144	7,863
Total	$1,216,112	$524,928	$511,899	$2,252,939

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$1,225,599	$1,225,599
Nonperforming	7,960	7,960
Total	$1,233,559	$1,233,559

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$23,283	$83,762	$107,045
Special Mention	2,831	92	2,923
Substandard	10	638	648
Total	$26,124	$84,492	$110,616

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$29,945	$29,945
Classified	3,129	3,129
Total	$33,074	$33,074

Consumer Credit Exposure By Payment Activity:	Dealer Finance	Direct	Total
Performing	$32	$31,350	$31,382
Nonperforming	-	242	242
Total	$32	$31,592	$31,624

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$145,779	$145,779
Nonperforming	1,498	1,498
Total	$147,277	$147,277

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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer Loans:
Dealer Finance	-	$-	$-	8	$90	$89
Direct	1	30	37	-	-	-
Total Consumer Loans	1	$30	$37	8	$90	$89
Residential Real Estate	2	$186	$203	-	$-	$-
Total Troubled Debt Restructurings	3	$216	$240	8	$90	$89

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Loans:
C&I	1	$65	$65	-	$-	$-
Business Banking	2	388	388	3	369	371
Total Commercial Loans	3	$453	$453	3	$369	$371
Consumer Loans:
Dealer Finance	9	$134	$134	15	$185	$183
Direct	9	418	434	2	41	41
Total Consumer Loans	18	$552	$568	17	$226	$224
Residential Real Estate	10	$942	$990	5	$323	$323
Total Troubled Debt Restructurings	31	$1,947	$2,011	25	$918	$918

The following tables illustrate the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Consumer Loans:
Dealer Finance	1	$10	-	$-
Direct	9	332	17	816
Total Consumer Loans	10	$342	17	$816
Residential Real Estate	9	$572	5	$398
Total Troubled Debt Restructurings	19	$914	22	$1,214

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Loans:
Business Banking	-	$-	2	$258
Total Commercial Loans	-	$-	2	$258
Consumer Loans:
Dealer Finance	2	$17	-	$-
Direct	24	1,109	35	1,740
Total Consumer Loans	26	$1,126	35	$1,740
Residential Real Estate	19	$1,087	17	$1,239
Total Troubled Debt Restructurings	45	$2,213	54	$3,237

5.          Leases

Operating leases in which we are the lessee are recorded as operating lease right of use (“ROU”) assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the unaudited interim consolidated balance sheets. The Company does not have any significant finance leases in which we are the lessee as of September 30, 2019 and December 31, 2018.

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

Our leases relate primarily to office space and bank branches, and some contain options to renew the lease. These options to renew are generally not considered reasonably certain to exercise, and are therefore not included in the lease term until such time that the option to renew is reasonably certain. As of September 30, 2019, operating lease ROU assets and liabilities were $34.3 million and $36.8 million, respectively.

The table below summarizes our net lease cost:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,806	$5,396
Variable lease cost	524	1,782
Short-term lease cost	86	263
Sublease income	(119)	(332)
Total operating lease cost	$2,297	$7,109

The table below show future minimum rental commitments related to non-cancelable operating leases for the next five years and thereafter as of September 30, 2019.
(In thousands)
2019	$1,807
2020	7,179
2021	6,429
2022	5,590
2023	4,751
Thereafter	15,892
Total lease payments	$41,648
Less: interest	(4,878)
Present value of lease liabilities	$36,770

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental information on the unaudited interim consolidated statements of cash flows for operating leases:

(In thousands except for percent and period data)	September 30, 2019
Weighted average remaining lease term, in years	7.71
Weighted average discount rate	3.03%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,652
ROU assets obtained in exchange for lease liabilities	38,958

As of September 30, 2019 there are no new significant leases that have not yet commenced.

The following table shows the future minimum rental payments related to non-cancelable operating leases with original terms of one year or more as of December 31, 2018.

(In thousands)
2019	$6,890
2020	6,467
2021	5,613
2022	4,773
2023	3,972
Thereafter	13,869
Total	$41,584

6.          Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at September 30, 2019. Benefits paid from the plan are based on age, years of service, compensation, and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds.

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

The Company made no voluntary contributions to the pension and other benefits plans during the three and nine months ended September 30, 2019 and 2018.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Components of net periodic cost (benefit):
Service cost	$431	$415	$1	$3
Interest cost	986	912	67	82
Expected return on plan assets	(1,869)	(2,119)	-	-
Net amortization	658	242	14	44
Total net periodic cost (benefit)	$206	$(550)	$82	$129

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Components of net periodic cost (benefit):
Service cost	$1,301	$1,256	$5	$8
Interest cost	2,948	2,752	229	245
Expected return on plan assets	(5,615)	(6,364)	-	-
Net amortization	1,936	745	49	131
Total net periodic cost (benefit)	$570	$(1,611)	$283	$384

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended September 30,
(In thousands, except per share data)	2019	2018
Basic EPS:
Weighted average common shares outstanding	43,825	43,714
Net income available to common stockholders	$32,379	$29,807
Basic EPS	$0.74	$0.68

Diluted EPS:
Weighted average common shares outstanding	43,825	43,714
Dilutive effect of common stock options and restricted stock	313	337
Weighted average common shares and common share equivalents	44,138	44,051
Net income available to common stockholders	$32,379	$29,807
Diluted EPS	$0.73	$0.68

	Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018
Basic EPS:
Weighted average common shares outstanding	43,806	43,692
Net income available to common stockholders	$92,061	$83,914
Basic EPS	$2.10	$1.92

Diluted EPS:
Weighted average common shares outstanding	43,806	43,692
Dilutive effect of common stock options and restricted stock	302	317
Weighted average common shares and common share equivalents	44,108	44,009
Net income available to common stockholders	$92,061	$83,914
Diluted EPS	$2.09	$1.91

There were 1,500 stock options for the quarters ended September 30, 2019 and September 30, 2018, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,500 stock options for the nine months ended September 30, 2019 and September 30, 2018, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

8.          Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of accumulated other comprehensive income (loss) (“AOCI”):

Detail About AOCI Components	Amount Reclassified From AOCI		Affected Line Item in the Consolidated Statement of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	September 30, 2019	September 30, 2018
AFS securities:
Gains on AFS securities	$(20)	$-	Net securities gains
Amortization of unrealized gains related to securities transfer	190	168	Interest income
Tax effect	$(42)	$(42)	Income tax (benefit)
Net of tax	$128	$126

Cash flow hedges:
Net unrealized (gains) on cash flow hedges reclassified to interest expense	$(395)	$(638)	Interest expense
Tax effect	$98	$159	Income tax expense
Net of tax	$(297)	$(479)

Pension and other benefits:
Amortization of net losses	$649	$263	Other noninterest expense
Amortization of prior service costs	23	23	Other noninterest expense
Tax effect	$(168)	$(71)	Income tax (benefit)
Net of tax	$504	$215

Total reclassifications, net of tax	$335	$(138)

Detail About AOCI Components	Amount Reclassified From AOCI		Affected Line item in the Consolidated Statement of Comprehensive Income (Loss)
	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018
AFS securities:
Losses on AFS securities	$79	$-	Net securities gains
Amortization of unrealized gains related to securities transfer	556	533	Interest income
Tax effect	$(159)	$(133)	Income tax (benefit)
Net of tax	$476	$400

Cash flow hedges:
Net unrealized (gains) on cash flow hedges reclassified to interest expense	$(1,932)	$(1,537)	Interest expense
Tax effect	$483	$384	Income tax expense
Net of tax	$(1,449)	$(1,153)

Pension and other benefits:
Amortization of net losses	$1,916	$809	Other noninterest expense
Amortization of prior service costs	69	67	Other noninterest expense
Tax effect	$(496)	$(219)	Income tax (benefit)
Net of tax	$1,489	$657

Total reclassifications, net of tax	$516	$(96)

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

As of September 30, 2019 the Company had ten risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. The fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amount to $81 thousand and $116 thousand, respectively as of September 30, 2019. As of December 31, 2018 the Company had nine risk participation agreements, with the fair values included in other assets and other liabilities on the  consolidated balance sheet of $36 thousand and $17 thousand, respectively. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements:

	September 30,	December 31,
(In thousands)	2019	2018
Derivatives Not Designated as Hedging Instruments:
Fair value adjustment included in other assets and other liabilities
Interest rate derivatives	$52,925	$17,572
Notional amount:
Interest rate derivatives	793,805	653,369
Risk participation agreements	72,496	70,785
Derivatives Designated as Hedging Instruments:
Fair value adjustment included in other assets
Interest rate derivatives	142	2,428
Fair value adjustment included in other liabilities
Interest rate derivatives	61	-
Notional amount:
Interest rate derivatives	100,000	225,000

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s short-term rate borrowings. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified from AOCI as a reduction to interest expense.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Derivatives Designated as Hedging Instruments:
Interest rate derivatives - included component
Amount of (loss) or gain recognized in OCI	$9	$175	$(475)	$1,647
Amount of (gain) reclassified from AOCI into interest expense	(395)	(638)	(1,932)	(1,537)

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments:
(Decrease) increase in other income	$(10)	$(13)	$96	$110

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

For the three and nine months ended September 30, 2019 the Company made no transfers of assets between the levels of the fair value hierarchy. For the year ended December 31, 2018, the Company made no transfer of assets from Level 1 to Level 2 and made a $4.0 million transfer from Level 2 to Level 1.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	September 30, 2019
Assets:
AFS securities:
Federal agency	$-	$29,831	$-	$29,831
State & municipal	-	9	-	9
Mortgage-backed	-	483,510	-	483,510
Collateralized mortgage obligations	-	418,823	-	418,823
Total AFS securities	$-	$932,173	$-	$932,173
Equity securities	22,818	4,000	-	26,818
Derivatives	-	53,148	-	53,148
Total	$22,818	$989,321	$-	$1,012,139

Liabilities:
Derivatives	$-	$53,102	$-	$53,102
Total	$-	$53,102	$-	$53,102

(In thousands)	Level 1	Level 2	Level 3	December 31, 2018
Assets:
AFS securities:
Federal agency	$-	$84,299	$-	$84,299
State & municipal	-	29,915	-	29,915
Mortgage-backed	-	512,295	-	512,295
Collateralized mortgage obligations	-	371,987	-	371,987
Total AFS securities	$-	$998,496	$-	$998,496
Equity securities	19,053	4,000	-	23,053
Derivatives	-	20,000	-	20,000
Total	$19,053	$1,022,496	$-	$1,041,549

Liabilities:
Derivatives	$-	$17,572	$-	$17,572
Total	$-	$17,572	$-	$17,572

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The only non-recurring fair value measurements recorded during the three and nine month periods ended September 30, 2019 and the year ended December 31, 2018 were related to impaired loans and write-downs of other real estate owned. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

As of September 30, 2019 the Company had no collateral dependent loans. As of  December 31, 2018, the Company had collateral dependent loans with a carrying value $0.2 million, which had specific reserves included in the allowance for loan losses of  $25 thousand.

During the three months ended September 30, 2019, the Company recorded a $1.0 million write-down of a branch location to fair value of $0.2 million due to a pending disposition of the location.

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

		September 30, 2019		December 31, 2018
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$678,435	$691,189	$783,599	$778,675
Net loans	3	6,959,430	6,917,768	6,822,147	6,754,460
Financial liabilities:
Time deposits	2	$860,291	$857,455	$930,678	$920,534
Long-term debt	2	84,239	84,609	73,724	73,927
Junior subordinated debt	2	101,196	104,311	101,196	100,114

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

11.          Commitments and Contingencies

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s credit worthiness. Commitments to extend credit and unused lines of credit totaled $2.0 billion at September 30, 2019 and $1.7 billion at December 31, 2018.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $30.7 million at September 30, 2019 and $41.2 million at December 31, 2018. As of September 30, 2019 and December 31, 2018, the fair value of the Company’s standby letters of credit was not significant.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). ASU 2016-13 introduces new guidance that make substantive changes to the accounting for credit losses. ASU 2016-13 introduces the CECL model, which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. ASU 2016-13 also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security’s amortized cost basis and its fair value and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. ASU 2016-13 also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. ASU 2016-13 requires expanded disclosures including, but not limited to, (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management’s estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for HTM and AFS securities. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted for all organizations for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018; however, the Company does not intend to early adopt this ASU. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures, and processes and controls; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the allowance for loan and lease losses. It is possible that the impact will be material to the Company’s consolidated financial statements. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. To date, the Company has completed a gap analysis, adopted a detailed implementation plan, established a formal governance structure for the project, selected and is in the process of implementing a software solution to serve as its CECL platform, hired talent to support the CECL model, documented accounting policy elections, drafted policies to comply with the new standard, selected credit loss methods for key portfolio segments and performed parallel calculations of certain elements of the model to analyze against incurred loss results. The Company has selected a discounted probability of default, loss given default econometric model for the majority of its portfolio segments. In the third quarter of 2019, the Company began a third party model validation process and continues to document process and controls, refine the qualitative framework and perform testing of significant model assumptions including sensitivity analysis and back testing. At this time, the Company has performed estimations of the day 1 impact for internal use only as we continue to finalize all aspects of the CECL implementation.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which, among other things, clarifies that recoveries should be incorporated within the estimation of the allowance for credit losses.  Expected recoveries should not exceed the aggregate amount of prior write offs and expected future write offs.  The inclusion of expected recoveries in the measurement of expected credit losses may result in a negative credit allowance in certain circumstances.

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

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. ("NBT") and its wholly owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company's Annual Report on Form 10‑K for the year ended December 31, 2018 for an understanding of the following discussion and analysis. Operating results for the three and nine month periods ending September 30, 2019 are not necessarily indicative of the results of the full year ending December 31, 2019 or any future period.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company's results for the three and nine months ended September 30, 2019:

·	Announced a 3.8% increase in the quarterly dividend
·	Third quarter diluted earnings per share up 5.8% from the prior quarter and up 7.4% from prior year
·	Third quarter net income up 6.0% from the prior quarter and up 8.6% from prior year
·	FTE net interest margin of 3.61% for the nine months ended September 30, 2019, up 4 basis points ("bps") from 2018
·	Tangible equity ratio of 8.65%, up 106 bps from the third quarter of 2018(1)
·	The Company's Board of Directors authorized a stock repurchase program

(1) Non-GAAP measure - Stockholders' equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

Results of Operations

Net income for the three months ended September 30, 2019 was $32.4 million, up 6.0% from $30.6 million for the second quarter of 2019 and up 8.6% from $29.8 million for the third quarter of 2018. Diluted earnings per share for the three months ended September 30, 2019 was $0.73, as compared with $0.69 for the prior quarter, an increase of 5.8%, and $0.68 for the third quarter of 2018, an increase of 7.4%. Return on average assets (annualized) was 1.34% for the three months ended September 30, 2019 as compared to 1.28% for the prior quarter and 1.25% for the same period last year. Return on average equity (annualized) was 11.83% for the three months ended September 30, 2019 as compared to 11.63% for the prior quarter and 11.96% for the three months ended September 30, 2018. Return on average tangible common equity (annualized) was 16.43% for the three months ended September 30, 2019 as compared to 16.38% for the prior quarter and 17.42% for the three months ended September 30, 2018.

Net income for the nine months ended September 30, 2019 was $92.1 million, up 9.7% from $83.9 million for the same period last year. Diluted earnings per share for the nine months ended September 30, 2019 was $2.09, as compared with $1.91 for the same period in 2018, an increase of 9.4%. Return on average assets (annualized) was 1.29% for the nine months ended September 30, 2019 as compared to 1.20% for the same period last year. Return on average equity (annualized) was 11.66% for the nine months ended September 30, 2019 as compared to 11.54% for the nine months ended September 30, 2018. Return on average tangible common equity (annualized) was 16.42% for the nine months ended September 30, 2019 as compared to 16.83% for the nine months ended September 30, 2018.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$32,379	$29,807	$92,061	$83,914
Amortization of intangible assets (net of tax)	656	791	2,051	2,298
Net income, excluding intangible amortization	$33,035	$30,598	$94,112	$86,212

Average stockholders' equity	$1,085,961	$988,551	$1,055,375	$972,316
Less: average goodwill and other intangibles	288,077	291,814	288,967	287,403
Average tangible common equity	$797,884	$696,737	$766,408	$684,913

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

Net interest income was $78.1 million for the third quarter of 2019, down $0.6 million, or 0.7%, from the previous quarter. The FTE net interest margin was 3.57% for the three months ended September 30, 2019, down 4 bps from the previous quarter and interest income decreased $0.9 million, or 0.9%. The yield on average interest-earning assets decreased 6 bps to 4.22%, and average interest-earning assets decreased $58 million from the prior quarter to $8.7 billion. The lower asset yield primarily reflects the impact of lower short-term rates on floating-rate loans, while contraction in average earning assets was driven by a smaller investment portfolio. Interest expense was down $0.3 million, or 1.9%, due to a $168 million decrease in average interest-bearing liabilities from the prior quarter. The cost of interest-bearing liabilities for the quarter ended September 30, 2019 remained comparable to the prior quarter at 0.96%, driven by the 17 bp decrease in short-term borrowings cost, offset by the 3 bp increase in interest-bearing deposit costs.

Net interest income was $78.1 million for the third quarter of 2019, up $0.5 million, or 0.7%, from the third quarter of 2018. The FTE net interest margin of 3.57% was comparable to the third quarter of 2018. Interest income increased $4.2 million, or 4.7%, as the yield on average interest-earning assets increased 17 bps from the same period in 2018, and average interest-earning assets increased $42.3 million, or 0.5%, primarily due to a $147.9 million increase in average loans. Interest expense increased $3.7 million, as the cost of interest-bearing liabilities increased 25 bps, driven by interest-bearing deposit costs increasing 33 bps.

Net interest income for the first nine months of 2019 was $234.4 million, up $7.6 million, or 3.4%, from the same period in 2018. FTE net interest margin of 3.61% for the nine months ended September 30, 2019, was up from 3.57% for the same period in 2018. Average interest-earning assets were up $187.7 million, or 2.2%, for the nine months ended September 30, 2019, as compared to the same period in 2018, driven by a $216.0 million increase in loans. Interest income increased $23.2 million, or 9.2%, due to the increase in earning assets combined with a 25 bp improvement in loan yields. Interest expense was up $15.6 million, for the nine months ended September 30, 2019 as compared to the same period in 2018 as the cost of interest-bearing liabilities increased 34 bps, driven by interest-bearing deposit costs increasing 36 bps combined with a 40 bp increase in short-term borrowing costs. The Federal Reserve reduced its target fed funds rate twice in the third quarter of 2019 by a total of 50 bps. Prior to the Federal Reserve’s change in policy, the Company’s full-cycle deposit beta during the period of policy tightening from December 2015 through July 2019 was 15.2%. The Company’s average cost of deposits increased by 34 bps versus the 225 bps increase in the fed funds rate.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	September 30, 2019			September 30, 2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$57,530	$283	1.95%	$3,328	$51	6.08%
Securities available for sale (1) (3)	940,256	5,711	2.41%	1,197,910	6,697	2.22%
Securities held to maturity (1) (3)	698,617	4,879	2.77%	591,220	3,843	2.58%
Federal Reserve Bank and FHLB stock	40,525	719	7.04%	50,107	783	6.20%
Loans (2) (3)	6,987,476	81,163	4.61%	6,839,565	77,359	4.49%
Total interest-earning assets	$8,724,404	$92,755	4.22%	$8,682,130	$88,733	4.05%
Other assets	$852,616			$776,219
Total assets	$9,577,020			$9,458,349

Liabilities and Stockholders' Equity:
Money market deposit accounts	$2,015,297	$6,281	1.24%	$1,724,853	$2,526	0.58%
NOW deposit accounts	1,056,001	340	0.13%	1,164,513	485	0.17%
Savings deposits	1,274,793	188	0.06%	1,279,520	188	0.06%
Time deposits	893,837	3,936	1.75%	881,792	2,958	1.33%
Total interest-bearing deposits	$5,239,928	$10,745	0.81%	$5,050,678	$6,157	0.48%
Short-term borrowings	490,694	1,989	1.61%	766,372	3,000	1.55%
Long-term debt	84,250	498	2.35%	73,762	431	2.32%
Junior subordinated debt	101,196	1,095	4.29%	101,196	1,089	4.27%
Total interest-bearing liabilities	$5,916,068	$14,327	0.96%	$5,992,008	$10,677	0.71%
Demand deposits	$2,389,617			$2,356,216
Other liabilities	185,374			121,574
Stockholders' equity	1,085,961			988,551
Total liabilities and stockholders' equity	$9,577,020			$9,458,349
Net interest income (FTE)		$78,428			$78,056
Interest rate spread			3.26%			3.34%
Net interest margin (FTE)			3.57%			3.57%
Taxable equivalent adjustment		$374			$529
Net interest income		$78,054			$77,527

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

Nine Months Ended	September 30, 2019			September 30, 2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$30,970	$457	1.97%	$3,242	$133	5.48%
Securities available for sale (1) (3)	968,517	17,695	2.44%	1,245,672	20,714	2.22%
Securities held to maturity (1) (3)	750,305	15,921	2.84%	526,097	9,924	2.52%
Federal Reserve Bank and FHLB stock	45,254	2,271	6.71%	48,391	2,248	6.21%
Loans (2) (3)	6,944,518	241,932	4.66%	6,728,479	222,184	4.41%
Total interest-earning assets	$8,739,564	$278,276	4.26%	$8,551,881	$255,203	3.99%
Other assets	$821,859			$763,108
Total assets	$9,561,423			$9,314,989

Liabilities and Stockholders' Equity:
Money market deposit accounts	$1,912,572	$16,255	1.14%	$1,693,627	$5,459	0.43%
NOW deposit accounts	1,105,919	1,157	0.14%	1,199,306	1,366	0.15%
Savings deposits	1,269,723	550	0.06%	1,272,452	543	0.06%
Time deposits	929,819	11,843	1.70%	847,899	7,799	1.23%
Total interest-bearing deposits	$5,218,033	$29,805	0.76%	$5,013,284	$15,167	0.40%
Short-term borrowings	607,155	7,986	1.76%	728,627	7,421	1.36%
Long-term debt	80,162	1,391	2.32%	82,372	1,359	2.21%
Junior subordinated debt	101,196	3,404	4.50%	101,196	3,030	4.00%
Total interest-bearing liabilities	$6,006,546	$42,586	0.95%	$5,925,479	$26,977	0.61%
Demand deposits	$2,332,965			$2,303,751
Other liabilities	166,537			113,443
Stockholders' equity	1,055,375			972,316
Total liabilities and stockholders' equity	$9,561,423			$9,314,989
Net interest income (FTE)		$235,690			$228,226
Interest rate spread			3.31%			3.38%
Net interest margin (FTE)			3.61%			3.57%
Taxable equivalent adjustment		$1,318			$1,472
Net interest income		$234,372			$226,754
(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended September 30,	Increase (Decrease) 2019 over 2018
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$289	$(57)	$232
Securities available for sale	(1,528)	542	(986)
Securities held to maturity	735	301	1,036
Federal Reserve Bank and FHLB stock	(161)	97	(64)
Loans	1,693	2,111	3,804
Total interest income (FTE)	$1,028	$2,994	$4,022
Money market deposit accounts	$488	$3,267	$3,755
NOW deposit accounts	(42)	(103)	(145)
Savings deposits	(1)	1	-
Time deposits	41	937	978
Short-term borrowings	(1,114)	103	(1,011)
Long-term debt	62	5	67
Junior subordinated debt	-	6	6
Total interest expense (FTE)	$(566)	$4,216	$3,650
Change in net interest income (FTE)	$1,594	$(1,222)	$372

Nine Months Ended September 30,	Increase (Decrease) 2019 over 2018
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$460	$(136)	$324
Securities available for sale	(4,923)	1,904	(3,019)
Securities held to maturity	4,637	1,360	5,997
Federal Reserve Bank and FHLB stock	(151)	174	23
Loans	7,279	12,469	19,748
Total interest income (FTE)	$7,302	$15,771	$23,073
Money market deposit accounts	$790	$10,006	$10,796
NOW deposit accounts	(102)	(107)	(209)
Savings deposits	(1)	8	7
Time deposits	812	3,232	4,044
Short-term borrowings	(1,368)	1,933	565
Long-term debt	(37)	69	32
Junior subordinated debt	-	374	374
Total interest expense (FTE)	$94	$15,515	$15,609
Change in net interest income (FTE)	$7,208	$256	$7,464

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Insurance and other financial services revenue	$6,421	$6,172	$19,115	$18,502
Service charges on deposit accounts	4,330	4,503	12,790	12,721
ATM and debit card fees	6,277	5,906	17,958	16,995
Retirement plan administration fees	7,600	7,244	23,170	19,879
Trust	5,209	4,808	14,491	14,951
Bank owned life insurance	1,556	1,288	4,119	3,852
Net securities gains	4,036	412	4,024	575
Other	4,291	3,048	12,115	11,341
Total noninterest income	$39,720	$33,381	$107,782	$98,816

Noninterest income for the three months ended September 30, 2019 was $39.7 million, up $5.5 million, or 16.0%, from the prior quarter and up $6.3 million, or 19.0%, from the third quarter of 2018. In the third quarter of 2019, the Company sold Visa Class B common stock for a gain of $4.0 million. Excluding net securities gains, noninterest income for the three months ended September 30, 2019 would have been $35.7 million, up $1.4 million, or 4.0%, from the prior quarter and up $2.7 million, or 8.2%, from the third quarter of 2018. The increase from the prior quarter was primarily driven by higher insurance and other finance services revenue along with an increase in trust income. The increase from the third quarter of 2018 was primarily due to an increase in other noninterest income due primarily to higher swap fee income.

Noninterest income for the nine months ended September 30, 2019 was $107.8 million, up $9.0 million, or 9.1%, from the same period in 2018. Excluding net securities gains, noninterest income for the nine months ended September 30, 2019 would have been $103.8 million, up $5.5 million, or 5.6%, from the same period in 2018. The increase from the prior year was driven by higher retirement plan administration fees due to the acquisition of Retirement Plan Services, LLC (“RPS”) in the second quarter of 2018 and higher ATM and debit card fees due to an increase in the number of accounts and usage.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Salaries and employee benefits	$39,352	$38,394	$117,275	$112,687
Occupancy	5,335	5,380	17,053	17,034
Data processing and communications	4,492	4,434	13,599	13,221
Professional fees and outside services	3,535	3,580	10,562	10,408
Equipment	4,487	4,319	13,762	12,508
Office supplies and postage	1,667	1,563	4,835	4,640
FDIC (credit) expense	(20)	1,223	1,946	3,516
Advertising	677	739	1,821	1,776
Amortization of intangible assets	874	1,054	2,735	3,064
Loan collection and other real estate owned, net	976	1,234	2,722	3,479
Other	8,374	4,577	18,130	13,324
Total noninterest expense	$69,749	$66,497	$204,440	$195,657

Noninterest expense for the three months ended September 30, 2019 was $69.7 million, up $3.5 million, or 5.3%, from the prior quarter and up $3.3 million, or 4.9%, from the third quarter of 2018. The increase from the prior quarter and the third quarter of 2018 was primarily driven by higher other noninterest expense items and increases in salaries and employee benefits, partially offset by lower FDIC insurance expense. Salaries and employee benefits expense increased from the prior quarter and the third quarter of 2018 due to wage increases and $0.7 million in one-time charges related to efficiency initiatives. FDIC insurance expense decreased from the prior quarter and the third quarter of 2018 due to receipt of the Small Bank Assessment Credit in the third quarter of 2019. Other noninterest expense increased from the prior quarter and the third quarter of 2018 due to $3.1 million in reorganization expenses incurred during the third quarter of 2019 primarily related to branch optimization strategies to improve future operating efficiencies.

Noninterest expense for the nine months ended September 30, 2019 was $204.4 million, up $8.8 million, or 4.5%, from the same period in 2018. The increase from the prior year was driven by higher salaries and employee benefits, equipment expense and other noninterest expenses in the first nine months of 2019 as compared to the same period of 2018, partially offset by lower FDIC insurance expense. The increase in salaries and employee benefits was primarily due to the RPS acquisition in the second quarter of 2018, the previously mentioned $0.7 million in one-time charges and general wage and benefit increases. The $4.8 million increase in other noninterest expenses was due to the $3.1 million in reorganization expenses previously mentioned and an increase in the amortization expense for pension plan actuarial costs.

Income Taxes

Income tax expense for the three months ended September 30, 2019 was $9.3 million, up $0.5 million from the prior quarter and up $0.7 million from the third quarter of 2018. The effective tax rate of 22.4% for the third quarter of 2019 was comparable to the second quarter of 2019 and to the third quarter of 2018. The increase in income tax expense from the prior quarter and from the third quarter of 2018 was primarily due to a higher level of taxable income.

Income tax expense for the nine months ended September 30, 2019 was $26.2 million, up $2.5 million, or 10.7%, from the same period of 2018. The effective tax rate of 22.2% for the first nine months of 2019 was up from 22.0% for the same period in the prior year. The increase in income tax expense from the prior year was due to a higher level of taxable income.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities decreased $167.7 million, or 9.3%, from December 31, 2018 to September 30, 2019. The securities portfolio represents 16.9% of total assets as of September 30, 2019 as compared to 18.9% as of December 31, 2018.

The following table details the composition of securities available for sale, securities held to maturity and equity securities for the periods indicated:

	September 30, 2019	December 31, 2018
Mortgage-backed securities:
With maturities 15 years or less	26%	26%
With maturities greater than 15 years	10%	10%
Collateral mortgage obligations	46%	40%
Municipal securities	11%	15%
U.S. agency notes	6%	8%
Equity securities	1%	1%
Total	100%	100%

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

Loans

A summary of loans, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	September 30, 2019	December 31, 2018
Commercial	$1,317,649	$1,291,568
Commercial real estate	2,033,552	1,930,742
Residential real estate	1,416,920	1,380,836
Dealer finance	1,195,783	1,216,144
Specialty lending	528,505	524,928
Home equity	452,535	474,566
Other consumer	68,865	68,925
Total loans	$7,013,809	$6,887,709

Total loans increased by $126.1 million, at September 30, 2019 from December 31, 2018. Loan growth in the first nine months of 2019 resulted from growth in the commercial real estate and residential real estate portfolios partly offset by run-off in our consumer portfolios. Total loans represent approximately 72.6% of assets as of September 30, 2019, as compared to 72.1% as of December 31, 2018.

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

The following table reflects changes to the allowance for loan losses for the periods presented.

Allowance for Loan Losses	Three Months Ended
(Dollars in thousands)	September 30, 2019		September 30, 2018
Balance, beginning of period	$72,165		$72,450
Recoveries	1,891		2,093
Charge-offs	(8,015)		(7,764)
Net charge-offs	$(6,124)		$(5,671)
Provision for loan losses	6,324		6,026
Balance, end of period	$72,365		$72,805
Composition of Net Charge-offs
Commercial	$(733)	12%	$(413)	7%
Residential Real Estate	(161)	3%	(42)	1%
Consumer	(5,230)	85%	(5,216)	92%
Net charge-offs	$(6,124)	100%	$(5,671)	100%
Annualized net charge-offs to average loans	0.35%		0.33%

Allowance for Loan Losses	Nine Months Ended
(Dollars in thousands)	September 30, 2019		September 30, 2018
Balance, beginning of period	$72,505		$69,500
Recoveries	5,353		6,000
Charge-offs	(24,901)		(24,995)
Net charge-offs	$(19,548)		$(18,995)
Provision for loan losses	19,408		22,300
Balance, end of period	$72,365		$72,805
Composition of Net Charge-offs
Commercial	$(2,439)	12%	$(1,755)	9%
Residential Real Estate	(660)	3%	(239)	1%
Consumer	(16,449)	85%	(17,001)	90%
Net charge-offs	$(19,548)	100%	$(18,995)	100%
Annualized net charge-offs to average loans	0.38%		0.38%

Net charge-offs of $6.1 million for the three months ended September 30, 2019 were down as compared to $6.5 million for the prior quarter and up compared to $5.7 million for the third quarter of 2018. Provision expense was lower at $6.3 million for the three months ended September 30, 2019, as compared with $7.3 million for the prior quarter and up from $6.0 million for the third quarter of 2018. Annualized net charge-offs to average loans for the third quarter of 2019 was 0.35%, down from 0.38% for the prior quarter and up from 0.33% for the third quarter of 2018.

Net charge-offs of $19.5 million for the nine months ended September 30, 2019 were up compared to $19.0 million for the same period of 2018. Provision expense was $19.4 million for the nine months ended September 30, 2019, as compared with $22.3 million for the same period of 2018. Annualized net charge-offs to average loans for the first nine months of 2019 was 0.38%, comparable to the first nine months of 2018.

The allowance for loan losses totaled $72.4 million at September 30, 2019, compared to $72.2 million at June 30, 2019 and $72.8 million at September 30, 2018. The allowance for loan losses as a percentage of loans was 1.03% (1.08% excluding acquired loans) at September 30, 2019, compared to 1.04% (1.08% excluding acquired loans) at June 30, 2019 and 1.06% (1.11% excluding acquired loans) at September 30, 2018.

Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing, restructured loans, other real estate owned (“OREO”) and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. In the third quarter of 2019 the threshold for evaluating classified and nonperforming loans specifically evaluated for impairment was increased from $750 thousand to $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans
Commercial	$11,624	46%	$11,804	46%
Residential Real Estate	5,558	23%	6,526	26%
Consumer	4,098	17%	4,068	16%
Troubled debt restructured loans	3,343	14%	3,089	12%
Total nonaccrual loans	$24,623	100%	$25,487	100%

Loans 90 days or more past due and still accruing
Commercial	$4,906	59%	$588	12%
Residential Real Estate	566	7%	1,182	23%
Consumer	2,870	34%	3,315	65%
Total loans 90 days or more past due and still accruing	$8,342	100%	$5,085	100%

Total nonperforming loans	$32,965		$30,572
OREO	2,144		2,441
Total nonperforming assets	$35,109		$33,013

Total nonperforming loans to total loans	0.47%		0.44%
Total nonperforming assets to total assets	0.36%		0.35%
Allowance for loan losses to total nonperforming loans	219.52%		237.16%

Nonperforming loans to total loans was 0.47% at September 30, 2019, up 8 bps from 0.39% at June 30, 2019 and up 6 bps from 0.41% at September 30, 2018. Past due loans as a percentage of total loans was 0.57% at September 30, 2019, up from 0.52% at June 30, 2019 and up from 0.53% at September 30, 2018. The increase in nonperforming and past due loans to total loans primarily resulted from a commercial real estate relationship migrating to over ninety days past due during the quarter. The loan is still accruing interest and is well secured by underlying collateral.

For acquired loans that are not deemed to be impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset.

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to the acquisitions, or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans. As of September 30, 2019, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.08% and 231.21%, respectively. As of December 31, 2018, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.10% and 254.92%, respectively.

In addition to nonperforming loans discussed above, the Company has also identified approximately $81.5 million in potential problem loans at September 30, 2019 as compared to $90.0 million at December 31, 2018. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $7.7 billion at September 30, 2019, up $375.0 million, or 5.1%, from December 31, 2018. Total average deposits increased $234.0 million, or 3.2%, from the same period last year. The growth was driven primarily by growth in interest bearing deposits of $204.7 million, or 4.1%, due to growth in MMDA and time accounts, combined with a $29.2 million, or a 1.3% increase in demand deposits.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $443.3 million at September 30, 2019 compared to $871.7 million at December 31, 2018. The notional value of interest rate swaps hedging cash flows related to short-term borrowings totaled $100.0 million at September 30, 2019 and $225.0 million at December 31, 2018. Long-term debt was $84.2 million at September 30, 2019 and $73.7 million at December 31, 2018.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $1.1 billion represented 11.37% of total assets at September 30, 2019 compared with $1.0 billion, or 10.65% as of December 31, 2018. The increase in stockholders' equity resulted primarily from net income of $92.1 million for the nine months ending September 30, 2019 and changes in OCI of $20.3 million, partially offset by dividends of $34.2 million during the period .

The Company did not purchase shares of its common stock during the nine months ended September 30, 2019. As of September 30, 2019, there were 1,000,000 shares available for repurchase under a plan authorized on October 23, 2017, which expires on December 31, 2019. On October 28, 2019, the NBT Board of Directors authorized a repurchase program for NBT to repurchase up to an additional 1,000,000 shares of its outstanding common stock. This plan expires on December 31, 2021.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions. The Board of Directors approved a fourth-quarter 2019 cash dividend of $0.27 per share at a meeting held on October 28, 2019. The dividend, which represents a $0.01, or 3.8% increase, will be paid on December 13, 2019 to stockholders of record as of November 29, 2019.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2019 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	September 30, 2019	December 31, 2018
Tier 1 leverage ratio	10.15%	9.52%
Common equity tier 1 capital ratio	11.14%	10.49%
Tier 1 capital ratio	12.42%	11.79%
Total risk-based capital ratio	13.38%	12.78%
Cash dividends as a percentage of net income	37.12%	38.44%
Per common share:
Book value	$25.09	$23.31
Tangible book value (1)	$18.52	$16.66
Tangible equity ratio (2)	8.65%	7.85%

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

The primary tool utilized by ALCO to manage interest rate risk is earnings at risk modeling (interest rate sensitivity analysis). Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates are uploaded into the model to create an ending balance sheet. In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet. Two additional models are run in which a gradual increase of 200 bps and a gradual decrease of 100 bps takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario. The Company also runs other interest rate scenarios to highlight potential interest rate risks.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets, particularly prime and LIBOR-based loans) repricing downward faster than the interest-bearing liabilities that remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a slight decline from the flat rate scenario; however the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2019 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps points)	net interest income
+200	(0.77%)
-100	(2.00%)

The Company anticipates that in the current environment, the trajectory of net interest income will depend significantly on the ability to manage deposit pricing in a competitive market. Deposit rates began to rise in 2018 as the federal funds rate increased four times, through December 2018 bringing the cycle total to nine increases totaling 225 basis points. Beginning in July 2019, the federal funds rate decreased three times for a total of 75 bps. The Company anticipates that deposit rates may move lower responding to the lower federal funds rate. Competitive pressure may limit the Company’s ability to quickly reduce deposit rates following reductions in the federal funds rate. In order to maintain the net interest margin in 2019, the Company will continue to focus funding growth through lower cost core deposits.

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

The primary liquidity measurement the Company utilizes is called the “Basic Surplus”, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At September 30, 2019, the Company’s Basic Surplus measurement was 16.1% of total assets or approximately $1.6 billion as compared to the December 31, 2018 Basic Surplus of 11.2% or $1.1 billion and was above the Company’s minimum of 5% (calculated at $483.1 million and $477.8 million, or period end total assets as September 30, 2019 and December 31, 2018, respectively) set forth in its liquidity policies.

At September 30, 2019 and December 31, 2018, Federal Home Loan Bank ("FHLB") advances outstanding totaled $440.3 million and $795.8 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.3 billion at September 30, 2019 and $0.8 billion at December 31, 2018. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $567.1 million and $630.0 million at September 30, 2019 and December 31, 2018, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to purchase brokered time deposits and borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.4 billion at September 30, 2019 and $1.3 billion at December 31, 2018. In addition, the Bank has a "Borrower-in-Custody" program with the FRB with the addition of the ability to pledge automobile loans. At September 30, 2019 and December 31, 2018, the Bank had the capacity to borrow $822.2 million and $854.7 million, respectively, from this program. The Company's internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $1.9 billion at September 30, 2019 and $1.5 billion at December 31, 2018.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (the “OCC”) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At September 30, 2019, approximately $159.8 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company's disclosure controls and procedures were effective.

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

31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of November 2019.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer