Form 10-K
period 2019-12-31
NBT BANCORP INC
filed 2020-03-02
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER: 0-14703

NBT BANCORP INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1268674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52 SOUTH BROAD STREET, NORWICH, NEW YORK 13815
(Address of principal executive office) (Zip Code)
(Registrant’s telephone number, including area code) (607) 337-2265

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NBTB	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for  the  past  90  days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price of the registrant’s common stock as of June 30, 2019, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $1,594,211,159.

The number of shares of common stock outstanding as of February 10, 2020, was 43,844,649.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2020 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2019

PART I

ITEM 1.  BUSINESS

NBT Bancorp Inc. (the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2019 had assets of $9.7 billion and stockholders’ equity of $1.1 billion.

The principal assets of the Company consist of all of the outstanding shares of common stock of its subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II (collectively, the “Trusts”). The Company’s principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings.

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont and the southern coastal Maine area. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers. The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest and dividend income earned on its earning assets, primarily loans and investments and the interest expense paid on its interest-bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan losses and noninterest income, such as service charges on deposit accounts, insurance and other financial services revenue, trust revenue and gains/losses on securities sales, bank owned life insurance income, ATM and debit card fees and retirement plan administration fees, as well as noninterest expense, such as salaries and employee benefits, occupancy, equipment, data processing and communications, professional fees and outside services, office supplies and postage, amortization of intangible assets, loan collection and other real estate owned ("OREO") expenses, advertising, FDIC expenses and other expenses.

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

Operating Subsidiaries of the Bank

The Bank has four operating subsidiaries, NBT Capital Corp., Broad Street Property Associates, Inc., CNB Realty Trust and NBT Capital Management, Inc. NBT Capital Corp., formed in 1998, is a venture capital corporation. Broad Street Property Associates, Inc., formed in 2004, is a property management company. CNB Realty Trust, formed in 1998, is a real estate investment trust. NBT Capital Management, Inc., formerly Columbia Ridge Capital Management, Inc., was acquired in 2016 and is a registered investment advisor that provides investment management and financial consulting services. Two operating subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc. acquired in 2013, were dissolved during 2019.

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

The table below summarizes the Bank’s deposits and market share as June 30, 2019 by the thirty-eight counties of New York, Pennsylvania, New Hampshire, Massachusetts, Vermont and Maine. Market share is based on deposits of all commercial banks, credit unions, savings and loans associations and savings banks.

County	State	Deposits in Thousands	Market Share	Market Rank	Number of Branches*	Number of ATMs*
Chenango	NY	$993,037	95.39%	1	11	12
Fulton	NY	481,065	63.19%	1	5	6
Schoharie	NY	227,328	46.36%	1	4	4
Hamilton	NY	46,660	44.08%	2	1	1
Montgomery	NY	285,857	36.59%	2	5	4
Cortland	NY	272,985	34.55%	1	4	7
Otsego	NY	370,637	33.06%	1	8	11
Delaware	NY	331,900	32.54%	1	5	5
Essex	NY	212,881	28.33%	2	3	4
Madison	NY	229,963	27.17%	2	4	8
Susquehanna	PA	192,595	20.83%	2	5	7
Oneida	NY	549,687	14.92%	2	7	9
Broome	NY	397,388	13.82%	2	7	9
St. Lawrence	NY	162,612	13.24%	4	4	4
Herkimer	NY	86,610	11.52%	4	2	1
Pike	PA	76,509	10.70%	5	2	2
Oswego	NY	147,257	10.66%	4	4	6
Wayne	PA	122,361	8.71%	4	3	4
Lackawanna	PA	433,119	7.65%	6	11	17
Tioga	NY	34,861	7.48%	5	1	1
Clinton	NY	105,228	7.36%	5	3	3
Franklin	NY	30,538	5.96%	4	1	1
Schenectady	NY	168,228	5.84%	5	2	2
Warren	NY	93,920	4.60%	4	2	2
Onondaga	NY	464,174	4.33%	6	11	13
Saratoga	NY	165,993	3.32%	9	4	5
Chittenden	VT	140,599	3.07%	7	3	4
Monroe	PA	78,826	2.88%	8	3	3
Cheshire	NH	46,811	2.86%	7	1	1
Berkshire	MA	115,376	2.51%	7	5	6
Greene	NY	33,435	1.94%	6	1	1
Albany	NY	293,260	1.49%	9	4	5
Luzerne	PA	90,236	1.47%	13	4	5
Rensselaer	NY	25,612	1.14%	10	1	1
Hillsborough	NH	88,713	0.74%	13	2	2
Rutland	VT	6,128	0.64%	10	1	1
Cumberland	ME	32,369	0.32%	15	1	1
Rockingham	NH	9,061	0.11%	24	1	2
		$7,643,819			146	180

Source: SNL Financial LLC
* Branch and ATM data is as of December 31, 2019.

Data Privacy and Security Practices

The Company’s enterprise security strategy revolves around people, processes and technology. The Company employs a defense in depth strategy, which combines physical control measures with logical control measures and uses a layered security model to provide end-to-end security of Company and client information. The high-level objective of the information security program is to protect the confidentiality, integrity and availability of all information assets in our environment. We accomplish this by building our program around six foundational control areas: program oversight and governance, safeguards and controls, security awareness training, service provider oversight, incident response and business continuity. The Company’s data security and privacy practices are in compliance with all applicable laws and regulations including the Gramm-Leach Bliley Act of 2001 ("GLBA") and applicable privacy laws described under the heading Supervision and Regulation in this Item 1. Business section.

The controls identified in our enterprise security program are managed by various stakeholders throughout the Company and monitored by the information security team. All employees are required to complete information security and privacy training when they join the Company and then complete annual online training certification and ad hoc face to face trainings. The Company engages outside consultants to perform periodic audits of our information and data security controls and processes including penetration testing of the Company’s public facing websites and corporate networks. The Board of Directors requires the Company's Information Security Officer to report to them the status of the overall information security and data privacy program on a recurring basis. More information can be located on the Company’s website https://www.nbtbank.com/Personal/Customer-Support/Fraud-Information-Center.

Investment in Human Capital

The Company’s strategic initiative regarding investing in human capital includes key initiatives to attract, develop and retain our valued employees. Talent management continues to be a top priority as specific competencies are predicted to be in short-supply with the transition of retirement age skill sets.

To aid in retention and attract talent, the Company has implemented a minimum hiring pay rate of $15 per hour. Our employee pay policies have resulted in even increased levels of employee retention rates, which results in greater customer satisfaction and continuity. The Company offers total rewards that address employees at various stages of their personal lives and careers. Recently added were a student loan repayment program, paid parental leave, more flexibility in paid time off and work arrangement and a retirement transition option. The Company’s incentive programs recognize all full-time employees at all levels and are designed to motivate employees to support achievement of company success, with appropriate risk assessment and prevention measures designed to prevent fraud.

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

Engaging Employees

The Company seeks to further refine its workforce programs through its employee engagement survey. Based on the most recent survey, high impact strengths included leadership, alignment to company goals and individual work, sense of team and identity, autonomy to get things done, access to learning and development and social responsibility. The executive team owns several initiatives directly tied to the survey feedback, including the employee forums mentioned above. With technology and the implementation of Office 365, we have increased interactions among team members across our geography. The Company believes that engaged employees will drive retention and effort, ultimately correlating to a better experience for our customers.

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

Overview

The Company is a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and is subject to the supervision of, and regular examination by, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) as its primary federal regulator. The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act"), as administered by the SEC. The Company's common stock is listed on the NASDAQ Global Select market under the ticker symbol, “NBTB,” and the Company is subject to the NASDAQ stock market rules.

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

Since the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), U.S. banks and financial services firms have been subject to enhanced regulation and oversight. Since 2016, the current administration and its appointees to the federal banking agencies have enacted legislation and taken other steps to modify and scale back portions of the Dodd-Frank Act and certain of its implementing regulations. It is not clear whether any additional such legislation or regulatory changes will be enacted or implemented or, if enacted or implemented, what the effect on the Company would be, though major changes are not expected in the near term.

Federal Bank Holding Company Regulation

The Company is a bank holding company as defined by the BHC Act. The BHC Act generally limits the business of the Company to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto.” The Company has also qualified for and elected to be a financial holding company. Financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury), or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the FRB). If a bank holding company seeks to engage in the broader range of activities permitted under the BHC Act for financial holding companies, (i) the bank holding company and all of its depository institution subsidiaries must be “well-capitalized” and “well-managed,” as defined in the FRB's Regulation Y and (ii) it must file a declaration with the FRB that it elects to be a “financial holding company.” In order for a financial holding company to commence any activity that is financial in nature, incidental thereto, or complementary to a financial activity, or to acquire a company engaged in any such activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). See the section titled “Community Reinvestment Act of 1977” for further information relating to the CRA.

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

Under the Federal Deposit Insurance Act ("FDIA"), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank's management is not aware of any practice, condition or violation that might lead to the termination of its deposit insurance.

Federal Home Loan Bank System

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.125% of mortgage related assets at the beginning of each year. The Bank was in compliance with FHLB rules and requirements as of December 31, 2019.

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

In September 2017, the federal banking agencies proposed simplifying the Capital Rules. The proposal would apply primarily to non-advanced approaches institutions, such as the Company. The proposal would simplify and clarify a number of the more complex aspects of the Capital Rules, including the treatment for certain acquisition, development and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions and minority interest. In November 2017, the FRB finalized a rule extending the then-applicable capital rules for mortgage servicing assets and certain other items for non-advanced approaches institutions and effectively pausing phase-in of related deductions and adjustments. In July 2019, the OCC, the FRB and the FDIC adopted a final rule, which non-advanced approaches institutions may implement beginning on January 1, 2020 and must implement them by April 1, 2020. This final rule supersedes the rule from November 2017.

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

In addition, the Economic Growth, Regulatory Reform and Consumer Protection Act (“EGRRCPA”), which was enacted in May 2018, required the federal banking agencies to promulgate rules establishing a new “community bank leverage ratio” for depository institutions and their holding companies with less than $10 billion in total consolidated assets, such as us. This change is intended to simplify regulatory capital requirements for institutions like us with less than $10 billion in total consolidated assets, which will have an option to calculate this leverage ratio, rather than multiple existing measures of capital adequacy. Such an institution would be considered to have met the capital ratio requirements to be well-capitalized if it has a community bank leverage ratio greater than 9%. The federal banking agencies issues proposed rules to implement this section of the EGRRCPA in November 2018, and in September 2019, the final rule was adopted. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA purposes. As of December 31, 2019 the Company does not intend to opt into this framework.

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

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 2019, the Bank qualified as “well-capitalized” under applicable regulatory capital standards.

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

USA PATRIOT Act

The Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Beginning on May 11, 2018, the Bank is required to comply with the Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and explicitly included risk-based procedures for conducting ongoing customer due diligence. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Company has a Bank Secrecy Act and USA PATRIOT Act board-approved compliance program commensurate with its risk profile.

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

Employees

At December 31, 2019, the Company had 1,788 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.

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

The Company’s success depends primarily on the general economic conditions in central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern coastal Maine and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Syracuse, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburgh, Glens Falls and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton and Wilkes-Barre, Berkshire County, Massachusetts, southern New Hampshire, Vermont and the southern coastal Maine area. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

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

As of December 31, 2019, approximately 48% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our commercial and industrial, agricultural, construction and commercial real estate loans.

Changes in accounting policies, standards, and interpretations could materially affect how we report our financial condition and results of operations.

The preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as revenues and expenses during the period.

A variety of factors could affect the ultimate values of assets, liabilities, income and expenses recognized and reported in the Company’s financial statements, and these ultimate values may differ materially from those determined based on management’s estimates and assumptions. In addition, the Financial Accounting Standards Board ("FASB"), regulatory agencies, and other bodies that establish accounting standards from time to time change the financial accounting and reporting standards governing the preparation of the Company’s financial statements. Further, those bodies that establish and interpret the accounting standards (such as the FASB, the Securities and Exchange Commission, and banking regulators) may change prior interpretations or positions regarding how these standards should be applied. These changes can be difficult to predict and can materially affect how the Company records and reports its financial condition and results of operations. For example, during 2016, the FASB issued a new accounting standard, Accounting Standards Update 2016-13, that will require the recognition of credit losses on loans and other financial assets based on an entity’s current estimate of expected losses over the lifetime of each loan or other financial asset, referred to as the current expected credit loss ("CECL") model, as opposed to current accounting standards, which require recognition of losses on loans and other financial assets only when those losses are “probable.” On December 21, 2018, the bank regulatory agencies approved a final rule modifying the agencies' regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of adoption of the CECL model. The final rule also revises the agencies' other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019. The new CECL standard became effective for the Company on January 1, 2020. While certain key assumptions to be used in the Company's CECL model and methodologies are being finalized, as well as certain review controls, the day-one impact of adopting CECL is not expected to be material to the Company's total capital.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

The Company maintains an allowance for loan losses, which is an allowance established through a provision for loan losses charged to expense, that represents management’s best estimate of incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, environmental and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. Bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company may need additional provisions to increase the allowance for loan losses. These potential increases in the allowance for loan losses would result in a decrease in net income and, possibly, capital and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Risk Management – Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses. Management expects that the CECL model may create more volatility in the level of our allowance for loan losses from quarter to quarter as changes in the level of allowance for loan losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.

Strong competition within our industry and market area could adversely affect our performance and slow our growth.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets in which the Company operates. Additionally, various banks continue to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could continue to become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

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

As of December 31, 2019, we had total assets of approximately $9.7 billion and, based on our historical growth rates and current size, it is possible that our total assets could exceed $10 billion dollars in the near future. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets. For bank holding companies with more than $10 billion in total consolidated assets, such requirements include, among other things:

●	applicability of Volcker Rule requirements and restrictions;

●	increased capital, leverage, liquidity and risk management standards;

●	examinations by the CFPB for compliance with federal consumer financial protection laws and regulations; and

●	limits on interchange fees on debit cards.

The EGRRCPA, which was enacted in 2018, amended Dodd-Frank Act to raise the $10 billion stress testing threshold to $250 billion, among other things. The federal financial regulators issued final rules in 2019 to increase the threshold for these stress testing requirements from $10 billion to $250 billion, consistent with the EGRRCPA.

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

The Company faces operational risks and cybersecurity risks associated with incidents which have the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships and cannot guarantee that the steps we and our service providers take in response to these risks will be effective.

We depend upon data processing, communication systems, and information exchange on a variety of platforms and networks and over the internet to conduct business operations. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Although we require third party providers to maintain certain levels of security, such providers remain vulnerable to breaches, security incidents, system unavailability or other malicious attacks that could compromise sensitive information. The risk of experiencing security incidents and disruptions, particularly through cyber-attacks or cyber intrusions has generally increased as the number, intensity and sophistication of attempted attacks and intrusions by organized crime, hackers, terrorists, nation-states, activists and other external parties has increased. These security incidents may result in disruption of our operations; material harm to our financial condition, cash flows and the market price of our common stock; misappropriation of assets; compromise or corruption of confidential information; liability for information or assets stolen during the incident; remediation costs; increased cybersecurity and insurance costs; regulatory enforcement; litigation; and damage to our stakeholder and customer relationships.

Moreover, in the normal course of business, we and our service providers collect and retain certain personal information provided by our customers, employees and vendors. If this information gets mishandled, misused, improperly accessed, lost or stolen, we could suffer significant financial, business, reputations, regulatory or other harm. These risks may increase as we continue to increase and expand our usage of web-based products and applications.

These risks require continuous and likely increasing attention and resources from us to, among other actions, identify and quantify potential cybersecurity risks, upgrade and expand our technologies, systems and processes to adequately address the risk. We provide on-going training for our employees to assist them in detecting phishing, malware and other malicious schemes. Such attention diverts time and resources from other activities and, while we have implemented policies and procedures designed to maintain the security and integrity of the information we and our service providers collect on our and their computer systems, there can be no assurance that our efforts will be effective. Likewise, while we have implemented security measures to prevent unauthorized access to personal information and prevent or limit the effect of possible incidents, we can provide no assurance that a security breach or disruption will not be successful or damaging, or, if any such breach or disruption does occur, that it can be sufficiently or timely remediated.

Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

The business strategy of the Company has included and may continue to include growth through acquisition. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things:

●	exposure to potential asset quality issues of the acquired business;

●	potential exposure to unknown or contingent liabilities of the acquired business;

●	our ability to realize anticipated cost savings;

●	the difficulty of integrating operations and personnel and the potential loss of key employees;

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

A significant portion of our loan portfolio at December 31, 2019 was secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations, financial condition and liquidity.

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

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program. The carrying value and fair market value of our FHLB of New York common stock was $29.4 million as of December 31, 2019. There are 11 branches of the FHLB, including New York, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects on the FHLB of New York could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company owns its headquarters located at 52 South Broad Street, Norwich, New York 13815. The Company operated the following community banking branches and ATMs as of December 31, 2019:

County	Branches	ATMs	County	Branches	ATMs
New York			Pennsylvania
Albany	4	5	Lackawanna	11	17
Broome	7	9	Luzerne	4	5
Chenango	11	12	Monroe	3	3
Clinton	3	3	Pike	2	2
Cortland	4	7	Susquehanna	5	7
Delaware	5	5	Wayne	3	4
Essex	3	4
Franklin	1	1	New Hampshire
Fulton	5	6	Cheshire	1	1
Greene	1	1	Hillsborough	2	2
Hamilton	1	1	Rockingham	1	2
Herkimer	2	1
Madison	4	8	Vermont
Montgomery	5	4	Chittenden	3	4
Oneida	7	9	Rutland	1	1
Onondaga	11	13
Oswego	4	6	Massachusetts
Otsego	8	11	Berkshire	5	6
Rensselaer	1	1
St. Lawrence	4	4	Maine
Saratoga	4	5	Cumberland	1	1
Schenectady	2	2
Schoharie	4	4
Tioga	1	1
Warren	2	2

			Total	146	180

The Company leases 62 of the above listed branches from third parties. The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations and that all properties are adequately covered by insurance. All of the above ATMs are owned by the Company.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol “NBTB.” The closing price of the Common Stock on February 10, 2020 was $38.86. As of February 10, 2020, there were 5,733 stockholders of record of Common Stock. No unregistered securities were sold by the Company during the year ended December 31, 2019.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the KBW Regional Bank Index (Peer Group). The stock performance graph assumes that $100 was invested on December 31, 2014. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. We calculate each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
NBT Bancorp	$100.00	$109.73	$169.66	$152.84	$147.47	$177.83
KBW Regional Bank Index	$100.00	$105.99	$147.46	$150.13	$123.87	$153.43
NASDAQ Composite Index	$100.00	$107.11	$116.72	$151.41	$147.16	$201.22
Source: Bloomberg, L.P.

Dividends

The Company depends primarily upon dividends from subsidiaries for a substantial part of the Company's revenue. Accordingly, the ability to pay dividends to stockholders depends primarily upon the receipt of dividends or other capital distributions from the subsidiaries. Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions. Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2019, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $175.0 million to the Company without the prior approval of the OCC.

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

Stock Repurchase

The Company did not purchase shares of its common stock during year ended December 31, 2019. On October 28, 2019, the NBT Board of Directors authorized a repurchase program for NBT to repurchase up to 1,000,000 shares of its outstanding stock. This plan expires on December 31, 2021.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary of financial and other information about the Company is derived from the Company’s audited consolidated financial statements for each of the last five fiscal years ended December 31 and should be read in conjunction with Item 7 and the Company’s consolidated financial statements and accompanying notes, included elsewhere in this report:

	Year ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Interest, fee and dividend income	$367,534	$344,255	$309,407	$286,947	$273,224
Interest expense	55,979	38,626	25,914	22,506	20,616
Net interest income	311,555	305,629	283,493	264,441	252,608
Provision for loan losses	25,412	28,828	30,988	25,431	18,285
Noninterest income excluding net securities gains (losses)	139,810	131,103	119,437	116,357	115,394
Net securities gains (losses)	4,213	(6,341)	1,867	(644)	3,087
Noninterest expense	274,734	264,561	245,648	235,922	236,176
Income before income taxes	155,432	137,002	128,161	118,801	116,628
Net income	121,021	112,566	82,151	78,409	76,425

Per common share
Basic earnings	$2.76	$2.58	$1.89	$1.81	$1.74
Diluted earnings	2.74	2.56	1.87	1.80	1.72
Cash dividends paid	1.05	0.99	0.92	0.90	0.87
Book value at year-end	25.58	23.31	22.01	21.11	20.31
Tangible book value at year-end (1)	19.03	16.66	15.54	14.61	13.79
Average diluted common shares outstanding	44,124	44,020	43,905	43,622	44,389

Securities available for sale, at fair value	$975,340	$998,496	$1,255,925	$1,338,290	$1,174,544
Securities held to maturity, at amortized cost	630,074	783,599	484,073	527,948	471,031
Loans	7,136,098	6,887,709	6,583,639	6,196,978	5,882,642
Allowance for loan losses	72,965	72,505	69,500	65,200	63,018
Assets	9,715,925	9,556,363	9,136,812	8,867,268	8,262,646
Deposits	7,587,820	7,368,211	7,170,636	6,973,688	6,604,843
Borrowings	820,682	1,046,616	909,188	886,986	674,124
Stockholders’ equity	1,120,397	1,017,909	958,177	913,316	882,004

Key ratios
Return on average assets	1.26%	1.20%	0.91%	0.92%	0.96%
Return on average equity	11.32%	11.49%	8.71%	8.74%	8.70%
Average equity to average assets	11.17%	10.47%	10.45%	10.49%	10.98%
Net interest margin	3.58%	3.58%	3.47%	3.43%	3.50%
Dividend payout ratio	38.32%	38.67%	49.20%	50.00%	49.92%
Tier 1 leverage	10.33%	9.52%	9.14%	9.11%	9.44%
Common equity tier 1 capital ratio	11.29%	10.49%	10.06%	9.98%	10.20%
Tier 1 risk-based capital	12.56%	11.79%	11.42%	11.42%	11.73%
Total risk-based capital	13.52%	12.78%	12.42%	12.39%	12.74%

(1)	Tangible book value calculation (non-GAAP):

	Year ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Stockholders' equity	$1,120,397	$1,017,909	$958,177	$913,316	$882,004
Intangibles	286,789	290,368	281,463	281,254	283,222
Tangible equity	833,608	727,541	676,714	632,062	598,782
Diluted common shares outstanding	43,797	43,673	43,543	43,258	43,431
Tangible book value	$19.03	$16.66	$15.54	$14.61	$13.79

Selected Quarterly Financial Data

	2019				2018
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest, fee and dividend income	$90,576	$92,381	$93,233	$91,344	$90,524	$88,204	$84,767	$80,760
Interest expense	13,393	14,327	14,606	13,653	11,649	10,677	9,026	7,274
Net interest income	77,183	78,054	78,627	77,691	78,875	77,527	75,741	73,486
Provision for loan losses	6,004	6,324	7,277	5,807	6,528	6,026	8,778	7,496
Noninterest income excluding net securities gains (losses)	36,052	35,684	34,310	33,764	32,862	32,969	34,067	31,205
Net securities gains (losses)	189	4,036	(69)	57	(6,916)	412	91	72
Noninterest expense	70,294	69,749	66,231	68,460	68,904	66,497	64,888	64,272
Net income	28,960	32,379	30,555	29,127	28,652	29,807	28,121	25,986
Basic earnings per share	$0.66	$0.74	$0.70	$0.67	$0.66	$0.68	$0.64	$0.60
Diluted earnings per share	$0.66	$0.73	$0.69	$0.66	$0.65	$0.68	$0.64	$0.59
Annualized net interest margin	3.52%	3.57%	3.61%	3.64%	3.61%	3.57%	3.57%	3.57%
Annualized return on average assets	1.20%	1.34%	1.28%	1.24%	1.20%	1.25%	1.21%	1.15%
Annualized return on average equity	10.36%	11.83%	11.63%	11.52%	11.34%	11.96%	11.64%	10.99%
Weighted average diluted common shares outstanding	44,174	44,138	44,120	44,081	44,060	44,051	44,017	43,975

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

General

The financial review that follows focuses on the factors affecting the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiaries, the Bank, NBT Financial and NBT Holdings during 2019 and, in summary form, the preceding two years. Collectively, the registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent ("FTE") basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2019 and 2018 and for each of the years in the three-year period ended December 31, 2019 should be read in conjunction with this review.

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

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit incurred losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provision for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the current evaluation of collateral values is reasonable, if collateral values were significantly lower, the Company’s allowance for loan loss policy would also require additional provision for loan losses.

On January 1, 2020, the Company adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). While certain key assumptions to be used in NBT's CECL model and methodologies are being finalized, as well as certain review controls, the day-one impact of adopting CECL is not expected to be material to the Company's total capital. Management expects that the CECL model may create more volatility in the level of our allowance for loan losses from quarter to quarter as changes in the level of allowance for loan losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.

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

Non-GAAP Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These measures adjust GAAP measures to exclude the effects of acquisition-related intangible amortization expense on earnings, equity and assets as well as providing a FTE yield on securities and loans. Where non-GAAP disclosures are used in this Annual Report on Form 10-K, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables. Management believes that these non-GAAP measures provide useful information that is important to an understanding of the results of the Company’s core business as well as provide information standard in the financial institution industry. Non-GAAP measures should not be considered a substitute for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company's results for the fiscal year ended December 31, 2019:

●	diluted earnings per share up 7.0% from prior year

●	net income up 7.5% from 2018

●	loan growth for the year ended December 31, 2019 of 3.6%

●	strong asset quality continued with nonperforming loans to total loans of 0.40%, down 4 basis points from prior year

●	tangible equity ratio of 8.84%, up 99 bps from prior year, and tangible book value per share of $19.03, up 14.2% from 2018

The Company reported net income of $121.0 million or $2.74 per diluted share for 2019, up 7.5% from net income of $112.6 million or up 7.0% from $2.56 per diluted share for 2018. Net interest income was $311.6 million for the year ended December 31, 2019, up $5.9 million, or 1.9%, from 2018. FTE net interest margin of 3.58% for the year ended December 31, 2019, was comparable to the year ended December 31, 2018. Average interest earning assets were up $144.8 million, or 1.7%, for the year ended December 31, 2019, as compared to 2018. The provision for loan losses totaled $25.4 million for the year ended December 31, 2019, as compared with $28.8 million for the year ended December 31, 2018. Significant non-recurring transactions occurring in the third quarter of 2019 included a $4.0 million gain on the sale of Visa Class B common stock and a $3.1 million expense primarily related to branch optimization strategies. Significant non-recurring transactions occurring in the fourth quarter 2018 included a one-time tax benefit of $5.5 million related to tax return accounting method changes and $6.6 million in losses on securities sold due to the restructuring of a portion of the investment securities portfolio.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Years ended December 31,
(In thousands)	2019	2018	2017
Net income	$121,021	$112,566	$82,151
Amortization of intangible assets (net of tax)	2,684	3,032	2,446
Net income, excluding intangible amortization	$123,705	$115,598	$84,597

Average stockholders' equity	$1,068,948	$980,005	$943,676
Less: average goodwill and other intangibles	288,539	288,273	283,573
Average tangible common equity	$780,409	$691,732	$660,103

2020 Outlook

The Company’s 2019 earnings reflected the Company’s continued ability to manage through the existing economic conditions and challenges in the financial services industry, while investing in the Company’s future. During 2019, the Company, along with other financial services companies, experienced pressure in the second half of the year from lower short-term rates and a flatter yield curve. Significant items that may have an impact on 2020 results include:

●
continued modest economic growth may result in interest rates remaining low or falling further. This would result in principal and interest payments on currently outstanding loans and investments being reinvested at lower rates. While low market rates would likely reduce borrowing costs from current levels, already-low deposit costs would likely fall less. The benefit of lower funding costs could potentially not be large enough to offset the impact of lower rates on our earning assets. The magnitude and timing of interest rate changes, if any, along with the shape of the yield curve, will impact net interest income in 2020.

●	slower economic growth could reduce demand for credit, slowing loan growth.

●	the Company's continued focus on long-term strategies including growth in the New England markets, diversification of revenue, improving operating efficiencies and investing in technology.

●
the Company’s 2020 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in ITEM 1A. RISK FACTORS.

Asset/Liability Management

The Company attempts to maximize net interest income and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposit products and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company’s asset mix and sources of funds, and the resulting impact on net interest income, on a FTE basis, are discussed below. The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 21% for 2019 and 2018 and 35% for 2017.

Average Balances and Net Interest Income

	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term interest bearing accounts	$36,174	$773	2.14%	$3,377	$183	5.42%	$9,636	$179	1.86%
Securities available for sale (1)(3)	961,909	23,334	2.43%	1,210,013	27,081	2.24%	1,350,995	28,969	2.14%
Securities held to maturity (1)	725,352	20,410	2.81%	567,117	14,657	2.58%	507,583	13,490	2.66%
Federal Reserve Bank and FHLB stock	43,385	2,879	6.64%	48,214	3,083	6.39%	46,673	2,634	5.64%
Loans (2)	6,972,438	321,805	4.62%	6,765,748	301,258	4.45%	6,359,447	267,934	4.21%
Total interest-earning assets	$8,739,258	$369,201	4.22%	$8,594,469	$346,262	4.03%	$8,274,334	$313,206	3.79%
Other assets (3)	831,954			764,670			752,258
Total assets	$9,571,212			$9,359,139			$9,026,592

Liabilities and Stockholders' Equity:
Money market deposit accounts	$1,949,147	$22,257	1.14%	$1,706,823	$8,314	0.49%	$1,697,386	$3,864	0.23%
NOW deposit accounts	1,095,402	1,518	0.14%	1,191,008	1,894	0.16%	1,153,361	1,051	0.09%
Savings deposits	1,265,112	733	0.06%	1,266,970	725	0.06%	1,214,480	683	0.06%
Time deposits	910,546	15,478	1.70%	866,388	11,211	1.29%	817,370	8,877	1.09%
Total interest-bearing deposits	$5,220,207	$39,986	0.77%	$5,031,189	$22,144	0.44%	$4,882,597	$14,475	0.30%
Short-term borrowings	573,927	9,693	1.69%	727,635	10,552	1.45%	690,036	5,996	0.87%
Long-term debt	80,528	1,875	2.33%	80,195	1,790	2.23%	93,389	2,299	2.46%
Junior subordinated debt	101,196	4,425	4.37%	101,196	4,140	4.09%	101,196	3,144	3.11%
Total interest-bearing liabilities	$5,975,858	$55,979	0.94%	$5,940,215	$38,626	0.65%	$5,767,218	$25,914	0.45%
Demand deposits	2,351,515			2,321,264			2,217,785
Other liabilities	174,891			117,655			97,913
Stockholders' equity	1,068,948			980,005			943,676
Total liabilities and stockholders' equity	$9,571,212			$9,359,139			$9,026,592
Net interest income (FTE)		$313,222			$307,636			$287,292
Interest rate spread			3.28%			3.38%			3.34%
Net interest margin (FTE)			3.58%			3.58%			3.47%
Taxable equivalent adjustment		$1,667			$2,007			$3,799
Net interest income		$311,555			$305,629			$283,493

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

2019 OPERATING RESULTS AS COMPARED TO 2018 OPERATING RESULTS

Net Interest Income

Net interest income for the year ended 2019 was $311.6 million, up $5.9 million, or 1.9%, from 2018. FTE net interest margin of 3.58% for the year ended December 31, 2019, was comparable to the year ended December 31, 2018. Average interest-earning assets were up $144.8 million, or 1.7%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, driven by a $206.7 million increase in loans that was partially offset by an $89.9 million decrease in securities. Interest income increased $23.3 million, or 6.8%, due to the increase in earning assets combined with a 17 basis point ("bp") improvement in loan yields. Interest expense was up $17.4 million, or 44.9%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as the cost of interest-bearing liabilities increased 29 bps, driven by interest-bearing deposit costs increasing 33 bps.

Analysis of Changes in FTE Net Interest Income

	Increase (Decrease) 2019 over 2018			Increase (Decrease) 2018 over 2017
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$764	$(174)	$590	$(173)	$177	$4
Securities available for sale	(5,883)	2,136	(3,747)	(3,115)	1,227	(1,888)
Securities held to maturity	4,365	1,388	5,753	1,547	(380)	1,167
Federal Reserve Bank and FHLB stock	(317)	113	(204)	89	360	449
Loans	9,356	11,191	20,547	17,632	15,692	33,324
Total FTE interest income	$8,285	$14,654	$22,939	$15,980	$17,076	$33,056
Money market deposit accounts	1,332	12,611	13,943	22	4,428	4,450
NOW deposit accounts	(145)	(231)	(376)	35	808	843
Savings deposits	(1)	9	8	30	12	42
Time deposits	596	3,671	4,267	557	1,777	2,334
Short-term borrowings	(2,435)	1,576	(859)	343	4,213	4,556
Long-term debt	7	78	85	(307)	(202)	(509)
Junior subordinated debt	-	285	285	-	996	996
Total FTE interest expense	$(646)	$17,999	$17,353	$680	$12,032	$12,712
Change in FTE net interest income	$8,931	$(3,345)	$5,586	$15,300	$5,044	$20,344

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $206.7 million, or 3.1%, from 2018 to 2019. The yield on average loans increased from 4.45% in 2018 to 4.62% in 2019, as loan rates increased due to the interest rate environment in 2019. FTE interest income from loans increased 6.8%, from $301.3 million in 2018 to $321.8 million in 2019. This increase was due to the increases in yields and the average loan balances.

Total loans increased $248.4 million, or 3.6%, from December 31, 2018 to December 31, 2019. Increases in Commercial Real Estate, Residential Real Estate and Specialty Lending loans were the primary drivers of the increase in total loans from 2018 with the New England market accounting for the majority of the growth.

The following table reflects the loan portfolio by major categories for the years indicated:

Composition of Loan Portfolio

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Commercial	$1,302,209	$1,291,568	$1,258,212	$1,242,701	$1,159,089
Commercial Real Estate	2,142,057	1,930,742	1,769,620	1,543,301	1,430,618
Residential Real Estate	1,445,156	1,380,836	1,320,370	1,262,041	1,196,780
Indirect Auto	1,193,635	1,216,144	1,227,870	1,169,129	1,173,729
Specialty Lending	542,063	524,928	438,866	361,152	287,096
Home Equity	444,082	474,566	498,179	507,784	528,442
Other Consumer	66,896	68,925	70,522	110,870	106,888
Total loans	$7,136,098	$6,887,709	$6,583,639	$6,196,978	$5,882,642

Residential Real Estate consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the Commercial and Commercial Real Estate, consist primarily of loans made to small and medium-sized entities. Indirect Auto loans include indirect installment loans to individuals, which are primarily secured by automobiles. Other Consumer loans also consist of direct installment loans to individuals most secured by automobiles and other personal property. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. The Specialty Lending portfolio includes unsecured consumer loans across a national footprint originated through our relationship with national technology-driven consumer lending companies that began over 10 years ago as the result of our investment in Springstone Financial LLC ("Springstone"). Advances of credit through this specialty lending business line are to prime borrowers and are subject to the Company's underwriting standards. As of December 31, 2019, there were $149.4 million in construction and development loans included in total loans.

Risks associated with the Commercial Real Estate portfolio include the ability of borrowers to pay interest and principal during the loan’s term, as well as the ability of the borrowers to refinance at the end of the loan term.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, summarizes the maturities of the commercial and commercial real estate loan portfolios and the sensitivity of those loans to interest rate fluctuations at December 31, 2019. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Maturities and Sensitivities of Certain Loans to Changes in Interest Rates

	Remaining maturity at December 31, 2019
(In thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total
Floating/adjustable rate:
Commercial and Commercial Real Estate	$465,550	$432,655	$1,633,498	$2,531,703
Fixed rate:
Commercial and Commercial Real Estate	71,679	459,477	381,407	912,563
Total	$537,229	$892,132	$2,014,905	$3,444,266

Securities and Corresponding Interest and Dividend Income

The average balance of securities available for sale ("AFS") decreased $248.1 million, or 20.5%, from 2018 to 2019. The FTE yield on average AFS securities was 2.43% for 2019 compared to 2.24% in 2018.

The average balance of securities held to maturity ("HTM") increased from $567.1 million in 2018 to $725.4 million in 2019. At December 31, 2019, HTM securities were comprised primarily of tax-exempt municipal securities and government-sponsored collateralized mortgage obligations ("CMOs"). The FTE yield on HTM securities increased from 2.58% in 2018 to 2.81% in 2019.

The average balance of Federal Reserve Bank and FHLB stock decreased to $43.4 million in 2019 from $48.2 million in 2018. The FTE yield from investments in Federal Reserve Bank and FHLB stock increased from 6.39% in 2018 to 6.64% in 2019.

Securities Portfolio

	As of December 31,
	2019		2018		2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities:
Federal agency	$34,998	$34,758	$84,982	$84,299	$109,862	$108,899
State & municipal	2,533	2,513	30,136	29,915	42,171	41,956
Mortgage-backed	498,372	503,626	522,415	512,295	556,755	554,927
Collateralized mortgage obligations	432,651	434,443	380,093	371,987	546,754	535,994
Equity securities	-	-	-	-	10,623	14,149
Total AFS securities	$968,554	$975,340	$1,017,626	$998,496	$1,266,165	$1,255,925

HTM securities:
Federal agency	$-	$-	$19,995	$20,047	$-	$-
Mortgage-backed	163,115	166,728	179,848	178,190	96,775	96,107
Collateralized mortgage obligations	299,900	304,853	340,623	338,590	186,327	183,974
State & municipal	167,059	169,681	243,133	241,848	200,971	201,790
Total HTM securities	$630,074	$641,262	$783,599	$778,675	$484,073	$481,871

The Company's mortgage-backed securities, U.S. agency notes and CMOs are all guaranteed by Fannie Mae, Freddie Mac, the FHLB, Federal Farm Credit Banks or Ginnie Mae (“GNMA”). GNMA securities are considered similar in credit quality to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2019:

(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield
AFS debt securities:
Within one year	$268	$272	3.21%
From one to five years	28,692	28,668	2.33%
From five to ten years	170,771	171,943	2.61%
After ten years	768,823	774,457	2.65%
Total AFS debt securities	$968,554	$975,340

HTM debt securities:
Within one year	$27,010	$27,010	2.32%
From one to five years	53,895	54,358	2.98%
From five to ten years	171,942	175,630	2.28%
After ten years	377,227	384,264	2.97%
Total HTM debt securities	$630,074	$641,262

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased $35.6 million from 2018 and totaled $6.0 billion in 2019. The rate paid on interest-bearing liabilities increased from 0.65% in 2018 to 0.94% in 2019. This increase in rates and increase in average balances caused an increase in interest expense of $17.4 million, or 44.9%, from $38.6 million in 2018 to $56.0 million in 2019.

Deposits

Average interest bearing deposits increased $189.0 million, or 3.8%, from 2018 to 2019, due primarily to organic deposit growth. Average money market deposits increased $242.3 million, or 14.2% during 2019 compared to 2018. This growth in money market deposits was driven principally by increases in accounts from commercial customers. Average NOW accounts decreased $95.6 million, or 8.0% during 2019 as compared to 2018. The average balance of savings accounts decreased $1.9 million, or 0.1% during 2019 compared to 2018. The average balance of time deposits increased $44.2 million, or 5.1%, from 2018 to 2019. The average balance of demand deposits increased $30.3 million, or 1.3%, during 2019 compared to 2018. This growth in demand deposits was driven principally by increases in accounts from retail, municipal and commercial customers.

The rate paid on average interest-bearing deposits was 0.77% for 2019 and 0.44% for 2018. The rate paid for money market deposit accounts increased from 0.49% during 2018 to 1.14% during 2019. The rate paid for NOW deposit accounts decreased from 0.16% in 2018 to 0.14% in 2019. The rate paid for savings deposits was 0.06% for 2019 and 2018. The rate paid for time deposits increased from 1.29% during 2018 to 1.70% during 2019.

The following table presents the maturity distribution of time deposits of $250,000 or more:

(In thousands)	December 31, 2019
Within three months	$16,060
After three but within twelve months	77,039
After one but within three years	39,124
Over three years	8,182
Total	$140,405

Borrowings

Average short-term borrowings decreased to $573.9 million in 2019 from $727.6 million in 2018. The average rate paid on short-term borrowings increased from 1.45% in 2018 to 1.69% in 2019. Average long-term debt increased from $80.2 million in 2018 to $80.5 million in 2019.

The average balance of junior subordinated debt remained at $101.2 million in 2019. The average rate paid for junior subordinated debt in 2019 was 4.37%, up from 4.09% in 2018.

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing of approximately $2.4 billion and $1.9 billion at December 31, 2019 and 2018, respectively. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2019	2018	2017
Insurance and other financial services revenue	$25,006	$24,345	$23,532
Service charges on deposit accounts	17,151	17,224	16,750
ATM and debit card fees	23,893	22,699	21,372
Retirement plan administration fees	30,388	26,992	20,213
Trust	19,164	19,524	19,586
Bank owned life insurance income	5,355	5,091	5,175
Net securities gains (losses)	4,213	(6,341)	1,867
Gain on the sale of equity investment	-	-	818
Other	18,853	15,228	11,991
Total noninterest income	$144,023	$124,762	$121,304
Noninterest income for the year ended December 31, 2019 was $144.0 million, up $19.3 million, or 15.4%, from the year ended December 31, 2018. Excluding net securities gains (losses), noninterest income for the year ended December 31, 2019 was $139.8 million, up $8.7 million or 6.6%, from the year ended December 31, 2018. The increase from the prior year was driven by higher other noninterest income primarily due to higher swap fee income, higher retirement plan administration fees due to a full year's contributions from Retirement Plan Services, LLC ("RPS"), which was acquired in the second quarter of 2018, and higher ATM and debit card fees due to an increase in the number of accounts and usage.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2019	2018	2017
Salaries and employee benefits	$156,867	$151,685	$135,222
Occupancy	22,706	22,318	21,808
Data processing and communications	18,318	17,652	17,068
Professional fees and outside services	14,785	14,376	13,499
Equipment	18,583	17,037	15,225
Office supplies and postage	6,579	6,204	6,284
FDIC expenses	1,946	4,651	4,767
Advertising	2,773	2,782	2,744
Amortization of intangible assets	3,579	4,042	3,960
Loan collection and other real estate owned, net	4,158	4,217	4,763
Other	24,440	19,597	20,308
Total noninterest expense	$274,734	$264,561	$245,648

Noninterest expense for the year ended December 31, 2019 was $274.7 million, up $10.2 million or 3.8%, from the year ended December 31, 2018. The increase from the prior year was driven by higher salaries and employee benefits, equipment expense and other noninterest expenses as compared to the year ended December 31, 2018, partially offset by lower FDIC insurance expense. The increase in salaries and employee benefits was primarily due to the RPS acquisition in the second quarter of 2018 and $0.7 million in one-time charges related to efficiency initiatives and general wage and benefit increases. The increase in equipment expense resulted from the Company's technology investments over the past several years. The $4.8 million increase in other noninterest expenses was due to $3.1 million in reorganization expenses incurred during the third quarter of 2019, primarily related to branch optimization strategies to improve future operating efficiencies and an increase in the amortization expense for pension plan actuarial costs. FDIC insurance expense decreased from 2018 due to receipt of the Small Bank Assessment Credit in 2019.

Income Taxes

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the fourth quarter of the subsequent year for U.S. federal and state provisions.

The amount of income taxes the Company pays is subject at times to ongoing audits by U.S. federal and state tax authorities, which may result in proposed assessments. Future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are proposed or resolved or when statutes of limitation on potential assessments expire. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Income tax expense for the year ended December 31, 2019 was $34.4 million, up $10.0 million, or 40.8%, from the year ended December 31, 2018. The effective tax rate of 22.1% in 2019 was up from 17.8% in 2018. The increase in income tax expense from the prior year was due to a $5.5 million tax benefit recorded in the fourth quarter of 2018 primarily related to one-time income tax return accounting method changes during the fourth quarter of 2018, combined with a higher level of taxable income. The adjusted income tax expense on the Company's income was different from the income tax expense at the Federal statutory rate of 21% for 2019 and 2018 due primarily to tax-exempt income and, to a lesser extent, the effect of state income taxes and Federal low income housing credits.

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

Nonperforming Assets

	As of December 31,
(Dollars in thousands)	2019	%	2018	%	2017	%	2016	%	2015	%
Nonaccrual loans:
Commercial, Agricultural and Real Estate loans	$12,379	49%	$11,804	46%	$12,485	48%	$19,351	54%	$14,655	43%
Residential Real Estate	5,233	21%	6,526	26%	5,919	23%	8,027	23%	8,625	26%
Consumer	4,046	16%	4,068	16%	4,324	17%	4,653	13%	6,009	18%
Troubled debt restructured loans	3,516	14%	3,089	12%	2,980	12%	3,681	10%	4,455	13%
Total nonaccrual loans	$25,174	100%	$25,487	100%	$25,708	100%	$35,712	100%	$33,744	100%

Loans 90 days or more past due and still accruing:
Commercial, Agricultural and Real Estate loans	$-	-	$588	12%	$-	-	$-	-	$-	-
Residential Real Estate	927	25%	1,182	23%	1,402	26%	1,733	36%	1,022	28%
Consumer	2,790	75%	3,315	65%	4,008	74%	3,077	64%	2,640	72%
Total loans 90 days or more past due and still accruing	$3,717	100%	$5,085	100%	$5,410	100%	$4,810	100%	$3,662	100%

Total nonperforming loans	$28,891		$30,572		$31,118		$40,522		$37,406
Other real estate owned	1,458		2,441		4,529		5,581		4,666
Total nonperforming assets	$30,349		$33,013		$35,647		$46,103		$42,072

Total nonperforming loans to total loans	0.40%		0.44%		0.47%		0.65%		0.64%
Total nonperforming assets to total assets	0.31%		0.35%		0.39%		0.52%		0.51%
Total allowance for loan losses to nonperforming loans	252.55%		237.16%		223.34%		160.90%		168.47%

Total nonperforming assets were $30.3 million at December 31, 2019, compared to $33.0 million at December 31, 2018. Nonperforming loans at December 31, 2019 were $28.9 million or 0.40% of total loans compared with $30.6 million or 0.44% of total loans at December 31, 2018. Included in nonperforming loans are $1.6 million and $2.1 million of nonaccrual loans in the acquired loan portfolio at December 31, 2019 and 2018, respectively. Excluding nonaccrual acquired loans, originated nonperforming loans to originated loans was 0.39% and 0.43% at December 31, 2019 and 2018, respectively.

The Company recorded a provision for loan losses of $25.4 million for the year ended December 31, 2019 compared with $28.8 million for the year ended December 31, 2018. Net charge-offs to average loans for the year ended December 31, 2019 were 0.36%, compared with 0.38% for the year ended December 31, 2018. The allowance for loan losses was 252.55% of nonperforming loans at December 31, 2019 as compared to 237.16% at December 31, 2018. The allowance for loan losses as a percentage of loans was 1.02% (1.06% excluding acquired loans with no related allowance recorded) at December 31, 2019 compared to 1.05% (1.10% excluding acquired loans with no related allowance recorded) at December 31, 2018.

Impaired loans, which primarily consist of nonaccruing Commercial, Commercial Real Estate and Residential Real Estate loans, as well as loans that have been modified in a troubled debt restructuring (“TDR”), decreased to $18.3 million at December 31, 2019 as compared to $20.6 million at December 31, 2018. At December 31, 2019, there were no impaired loans that had a specific reserve allocation compared to $0.2 million of impaired loans at December 31, 2018, which had a specific reserve allocation of $25 thousand.

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

During the quarter ended March 31, 2018, the Company made adjustments to the class segments within the portfolios to better align risk characteristics and reflect the monitoring and assessment of risks. Agricultural and Agricultural Real Estate were consolidated with Commercial and Industrial and Commercial Real Estate, respectively. Agricultural loans are a type of Commercial loan with certain specific underwriting guidelines; however, as of March 31, 2018, the portfolio has decreased to less than 3% of the Commercial portfolio and separate classification was no longer warranted. The Indirect Lending class was further separated into Indirect Auto and Specialty Lending. The growth in our Specialty Lending portfolio to 21% of Consumer Loans as of March 31, 2018 warranted evaluation of this class segment separately due to different risk characteristics from the Indirect Auto segment. The Direct and Home Equity class segments were consolidated into Direct to reflect common management, similar underwriting and in-market focus. The change to the class segments in the allowance methodology did not have a significant impact on the allowance for loan losses.

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

After a thorough consideration and validation of the factors discussed above, required additions or reductions to the allowance for loan losses are made periodically by charges or credits to the provision for loan losses. These are necessary to maintain the allowance at a level which management believes is reasonably reflective of the level of incurred credit losses inherent in the portfolio. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. Management considers the allowance for loan losses to be appropriate based on evaluation and analysis of the loan portfolio.

Total net charge-offs for 2019 were $25.0 million, down from $25.8 million in 2018. Net charge-offs to average loans was 0.36% for 2019 as compared with 0.38% for 2018. For the originated portfolio, net charge-offs to average loans for the year ended December 31, 2019 was 0.37%, compared to 0.40% for 2018. Gross charge-offs were down to $32.5 million for 2019 from $34.1 million for 2018. Recoveries were down to $7.6 million for 2019 from $8.3 million for 2018.

Allowance for Loan Losses

(Dollars in thousands)	2019	2018	2017	2016	2015
Balance at January 1	$72,505	$69,500	$65,200	$63,018	$66,359
Loans charged-off
Commercial and Agricultural	3,151	3,463	4,169	4,592	5,718
Residential Real Estate	991	913	1,846	1,343	2,229
Consumer*	28,398	29,752	27,072	23,364	18,140
Total loans charged-off	$32,540	$34,128	$33,087	$29,299	$26,087
Recoveries
Commercial and Agricultural	$534	$1,178	$1,077	$1,887	$1,014
Residential Real Estate	141	306	180	293	320
Consumer*	6,913	6,821	5,142	3,870	3,127
Total recoveries	$7,588	$8,305	$6,399	$6,050	$4,461
Net loans charged-off	$24,952	$25,823	$26,688	$23,249	$21,626

Provision for loan losses	$25,412	$28,828	$30,988	$25,431	$18,285
Balance at December 31	$72,965	$72,505	$69,500	$65,200	$63,018
Allowance for loan losses to loans outstanding at end of year	1.02%	1.05%	1.06%	1.05%	1.07%
Net charge-offs to average loans outstanding	0.36%	0.38%	0.42%	0.39%	0.38%

* Consumer charge-off and recoveries include consumer and home equity.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $84.1 million in potential problem loans at December 31, 2019 as compared to $90.0 million at December 31, 2018. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” At December 31, 2019, there were 23 potential problem loans exceeding $1.0 million, totaling $46.8 million in aggregated compared to 21 potential problem loans exceeding $1.0 million, totaling $45.8 million in aggregate at December 31, 2018. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

The following table sets forth the allocation of the allowance for loan losses by category, as well as the percentage of loans in each category to total loans, as prepared by the Company. This allocation is based on management’s assessment of the risk characteristics of each of the component parts of the total loan portfolio as of a given point in time and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. On January 1, 2020, the Company adopted CECL and while certain key assumptions to be used in NBT's CECL model and methodologies are being finalized, as well as certain review controls, the day-one impact of adopting CECL is not expected to be material to the Company's total capital. Management expects that the CECL model may create more volatility in the level of our allowance for loan losses from quarter to quarter as changes in the level of allowance for loan losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.

Allocation of the Allowance for Loan Losses

	December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans
Commercial and Agricultural	$34,525	48%	$32,759	47%	$27,606	46%	$25,444	45%	$25,545	44%
Residential Real Estate	2,793	20%	2,568	20%	5,064	20%	6,381	20%	7,960	20%
Consumer	35,647	32%	37,178	33%	36,830	34%	33,375	35%	29,253	36%
Unallocated	-	-	-	-	-	-	-	-	260	-
Total	$72,965	100%	$72,505	100%	$69,500	100%	$65,200	100%	$63,018	100%

The Company’s accounting policy relating to the allowance for loan losses requires a review of each significant loan type within the loan portfolio, considering asset quality trends for each type, including, but not limited to, delinquencies, nonaccruals, historical charge-off experience and specific economic factors such as changes in unemployment statistics and used car prices. Based on this review, management believes the reserve allocations are adequate to address any trends in asset quality indicators. As a result of the general improvement and stabilization of asset quality indicators in 2019, as well as the aforementioned review of the loan portfolio, the allowance for loan losses as a percentage of originated loans decreased from 1.10% as of December 31, 2018 to 1.06% as of December 31, 2019. Acquired loans were recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan losses. Generally, the fair value discount represents expected credit losses, net of market interest rate adjustments. The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method.

At December 31, 2019 and 2018, approximately 61% and 59%, respectively, of the Company’s loans were secured by real estate located in central and northern New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont and southern coastal area of Maine. Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

As a result of the application of this accounting methodology, certain credit-related ratios may not necessarily be directly comparable with periods prior to acquisitions, or comparable with other institutions. The credit metrics most impacted by our acquisitions were the allowance for loans losses to total loans and total allowance for loan losses to nonperforming loans. As of December 31, 2019, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.06% and 269.90%, respectively. As of December 31, 2018, the allowance for loan losses to total originated loans and the total allowance for loan losses to originated nonperforming loans were 1.10% and 254.92%, respectively.

Liquidity Risk

Liquidity involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Management's Asset Liability Committee ("ALCO") is responsible for liquidity management and has developed guidelines, which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies. Requirements change as loans grow, deposits and securities mature and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At December 31, 2019 and 2018, the Company's Basic Surplus measurement was 15.8% and 11.2% of total assets, or $1.5 billion and $1.1 billion, respectively, which were above the Company's minimum of 5% (calculated at $485.8 million and $477.8 million, of period end total assets at December 31, 2019 and 2018, respectively) set forth in its liquidity policies.

At December 31, 2019 and 2018, FHLB advances outstanding totaled $585.8 million and $795.8 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.2 billion and $0.8 billion at December 31, 2019 and 2018, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $627.6 million and $630.0 million at December 31, 2019 and 2018, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.4 billion at December 31, 2019 and $1.3 billion at December 31, 2018. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans. At December 31, 2019 and 2018, the Bank had the capacity to borrow $837.3 million and $854.7 million, respectively, from this program. The Company's internal policies authorize borrowings up to 25% of assets. Under this policy, remaining available borrowings capacity totaled $1.8 billion at December 31, 2019 and $1.5 billion at December 31, 2018.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considered its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2020. Increasing competition for deposits could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2020. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%.

At December 31, 2019, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $153.5 million and $147.8 million in 2019 and 2018, respectively. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization and cash flows generated through changes in other assets and liabilities.

Net cash flows used in investing activities totaled $64.3 million and $417.6 million in 2019 and 2018, respectively. Critical elements of investing activities are loan and investment securities transactions.

Net cash flows used in financing activities totaled $53.2 million in 2019 and net cash flows provided by financing activities totaled $291.1 million in 2018. The critical elements of financing activities are proceeds from deposits, borrowings and stock issuance. In addition, financing activities are impacted by dividends and treasury stock transactions.

Contractual Obligations

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements, operating leases and other obligations at December 31, 2019 are as follows:

	Payments Due by Period
(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt obligations	$25,000	$25,021	$10,598	$-	$-	$3,592	$64,211
Junior subordinated debt	-	-	-	-	-	101,196	101,196
Operating lease obligations	7,435	6,646	5,870	4,969	4,365	12,876	42,161
Capital lease obligations	149	77	8	-	-	-	234
IT/Software obligations	3,285	176	100	34	-	-	3,595
Data processing commitments	15,735	15,735	14,884	14,600	14,600	14,600	90,154
Total contractual obligations	$51,604	$47,655	$31,460	$19,603	$18,965	$132,264	$301,551

We have obligations under our pension, post-retirement plan, directors’ retirement and supplemental executive retirement plans as described in Note 13 to the consolidated financial statements. The supplemental executive retirement, pension and postretirement benefit and directors’ retirement payments represent actuarially determined future benefit payments to eligible plan participants.

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2019 and 2018, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $1.9 billion and $1.7 billion, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2019 and 2018, outstanding standby letters of credit were approximately $34.5 million and $41.2 million, respectively. The fair value of the Company’s standby letters of credit at December 31, 2019 and 2018 was not significant. The following table sets forth the commitment expiration period for standby letters of credit at:

(In thousands)	December 31, 2019
Within one year	$23,024
After one but within three years	9,805
After three but within five years	49
After five years	1,601
Total	$34,479

Interest Rate Swaps

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in the consolidated statements of income.

When the Company participates with another lending institution in a commercial loan with an associated interest rate swap, it may enter a risk participation agreement with the participating lending institution. In cases where the other institution originated the swap, the Company  may assume a portion of the credit risk related to the swap. In cases where the Company originated the swap, the other institution may assume a portion of the credit risk related to the swap. Any fee paid to or by the Company under a risk participation agreement is in consideration of the credit risk of the counterparties and is recognized in the income statement. Credit risk on the risk participation agreements is determined after considering the risk rating, probability of default and loss given default of the counterparties.

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $612.3 million and $557.9 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company had approximately $0.8 million and $0.5 million, respectively, of mortgage servicing rights. At December 31, 2019 and 2018, the Company serviced $25.6 million and $27.2 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company serviced $64.7 million and $62.1 million, respectively, of consumer loans for Springstone.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2019 and 2018, approximately $175.0 million and $174.1 million, respectively, of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

Stock Repurchase Plan

The Company did not purchase shares of its common stock during the year ended December 31, 2019. As of December 31, 2019, there were 1,000,000 shares available for repurchase under a plan authorized on October 28, 2019, which expires on December 31, 2021.

Recent Accounting Updates

See Note 23 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.

2018 OPERATING RESULTS AS COMPARED TO 2017 OPERATING RESULTS

Net Interest Income

Net interest income for the year ended 2018 was $305.6 million, up $22.1 million, or 7.8%, from 2017. FTE net interest margin of 3.58% for the year ended December 31, 2018, was up from 3.47% for the year ended December 31, 2017 primarily due to asset yields increasing 24 bps, more than offsetting the 20 bp rise in the cost of interest bearing liabilities. Average interest earning assets were up $320.1 million, or 3.9%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, driven by a $406.3 million increase in loans that was partially offset by a $81.4 million decrease in securities. Interest income increased $34.8 million, or 11.3%, due to the increase in earning assets combined with a 24 bp improvement in loan yields. Interest expense was up $12.7 million, or 49.1%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017 resulting primarily from a 20 bp increase in rates on interest bearing liabilities driven by higher borrowing costs and a 14 bp increase in the cost of interest bearing deposits, combined with an increase in average interest bearing liabilities of $173.0 million.

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

Securities and Corresponding Interest and Dividend Income

The average balance of securities available for sale AFS decreased $141.0 million, or 10.4%, from 2017 to 2018. The FTE yield on average AFS securities was 2.24% for 2018 compared to 2.14% in 2017.

The average balance of securities held to maturity HTM increased from $507.6 million in 2017 to $567.1 million in 2018. At December 31, 2018, HTM securities were comprised primarily of tax-exempt municipal securities and government-sponsored collateralized mortgage obligations CMOs. The FTE yield on HTM securities decreased from 2.66% in 2017 to 2.58% in 2018.

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

Deposits

Average interest-bearing deposits increased $148.6 million, or 3.0%, from 2017 to 2018, due primarily to organic deposit growth. Average money market deposits increased $9.4 million, or 0.6% during 2018 compared to 2017. Average NOW accounts increased $37.6 million, or 3.3% during 2018 as compared to 2017. The average balance of savings accounts increased $52.5 million, or 4.3% during 2018 compared to 2017. These average balance of time deposits increased $49.0 million, or 6.0%, from 2017 to 2018. The average balance of demand deposits increased $103.5 million, or 4.7%, during 2018 compared to 2017. This growth in demand deposits was driven principally by increases in accounts from retail, municipal and commercial customers.

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

Noninterest Income

Noninterest income for the year ended December 31, 2018 was $124.8 million, up $3.5 million, or 2.9%, from the year ended December 31, 2017. The increase from the prior year was driven by higher retirement plan administration fees and an increase in other noninterest income that was partially offset by net securities losses in 2018. Retirement plan administration fees increased due to the acquisitions of RPS in the second quarter of 2018 and of Downeast Pension Services in the second quarter of 2017. In the fourth quarter of 2018, the Company restructured the investment portfolio by selling $109 million lower yielding bonds and reinvesting the proceeds in higher yielding bonds, which resulted in a $6.6 million loss on securities sold. Other noninterest income in 2018 increased compared to 2017 due to non-recurring gains recognized in 2018. Excluding net securities (losses) gains, noninterest income for the year ended December 31, 2018 would have been $131.1 million, up $11.7 million, or 9.8%, from the year ended December 31, 2017.

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

The amount of income taxes the Company pays is subject at times to ongoing audits by U.S. federal and state tax authorities, which may result in proposed assessments. Future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are proposed or resolved or when statutes of limitation on potential assessments expire. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly or annual basis.

On December 22, 2017, the U.S. government enacted the TCJA. The TCJA includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21% and establishing other tax laws affecting years subsequent to 2017. In connection with the analysis of the impact of the TCJA, the Company recorded a $4.4 million adjustment in the year ended December 31, 2017 for remeasurement of deferred tax assets and liabilities for the corporate rate reduction.

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

To manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. ALCO meets monthly to review the Company’s interest rate risk position and profitability and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

The primary tool utilized by ALCO to manage interest rate risk is earnings at risk modeling (interest rate sensitivity analysis). Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates are uploaded into the model to create an ending balance sheet. In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet. Three additional models are run in which a gradual increase of 200 bps, gradual increase of 100 bps and a gradual decrease of 100 bps takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario. The Company also runs other interest rate scenarios to highlight potential interest rate risk.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets (particularly LIBOR-based loans) repricing downward faster than the interest-bearing liabilities that remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a slight decline from the flat rate scenario; however the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the +200/+100/-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2019 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates (in basis points)	Percent change in net interest income
+200	(1.0%)
+100	0.2%
-100	(1.5%)

The Company anticipates that in the current environment, the trajectory of net interest income will depend significantly on the ability to manage deposit pricing in a competitive market. Deposit rates began to rise in 2018 as the federal funds rate increased four times, through December 2018 bringing the cycle total to nine increases totaling 225 basis points. Beginning in July 2019, the federal funds rate decreased three times for a total of 75 bps. The Company anticipates that deposit rates may move lower responding to the lower federal funds rate. Competitive pressure may limit the Company's ability to quickly reduce deposit rates following reductions in the federal funds rate. In order to maintain the net interest margin in 2020, the Company will continue to focus funding growth through lower cost core deposits.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan losses related to loans collectively evaluated for impairment

As discussed in Note 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALL) was $72.965 million which also represents the total allowance for loan losses as of December 31, 2019. The Company estimates the ALL by applying historical loss rates to pools of loans with similar risk characteristics and by internal risk grades for commercial loans. The historical loss rates are calculated by using the average annual historical charge-offs that have occurred within each pool of loans over the lookback period multiplied by the loss emergence period. The Company subjects the historical loss rates to qualitative adjustments to reflect inherent incurred loan losses that are not fully captured in the historical loss rates.

We identified the assessment of the ALL as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. This assessment encompassed the evaluation of the ALL methodology, inclusive of the methodologies used to estimate 1) the historical loss rates for each pool of loans and their key factors and assumptions, including the lookback period, the loss emergence periods, and how loans with similar characteristics are pooled, 2) the internal risk grades for commercial loans, and 3) the qualitative adjustments.

The primary procedures we performed to address the critical auditing matter included the following. We tested certain internal controls over the (1) development and approval of the ALL methodology, including key factors and assumptions, (2) determination of the qualitative adjustments, (3) periodic testing of internal risk grades for commercial loans, and (4) analysis of the ALL results, trends, and ratios. We assessed the Company’s process to develop the ALL estimate; specifically, we tested the sources of data, factors and assumptions that the Company used to consider whether they were relevant and reliable, and whether additional factors and alternative assumptions should have been used. We tested the qualitative adjustments by:

−	assessing the maximum qualitative adjustment based on the highest annual losses over the recent full credit cycle for each pool of loans,
−	evaluating the metrics, including the relevance of sources of data and assumptions, used to allocate the qualitative adjustments, and
−	evaluating trends in the ALL, including the qualitative adjustments, for consistency with trends in the loan portfolio and credit performance.

We involved credit risk professionals with specialized industry knowledge and experience, who assisted in evaluating:

−	the Company’s ALL methodology for compliance with U.S. generally accepted accounting principles,
−	the lookback period assumption used in calculating the historical loss rates to evaluate the relevance of that period,
−	whether loans are pooled by similar risk characteristics,
−	the methodology used to develop the loss emergence periods,
−	the methodology used to develop the resulting qualitative adjustments and the effect of those adjustments on the ALL compared with relevant credit risk factors and credit trends,
−	the determination of each qualitative adjustment, and
−	the internal risk grades for a selection of commercial loans in the current year.

/s/ KPMG LLP

We have served as the Company’s auditor since 1987.

Albany, New York
March 2, 2020

Consolidated Balance Sheets

	As of December 31,
	2019	2018
(In thousands except share and per share data)
Assets
Cash and due from banks	$170,595	$175,550
Short-term interest bearing accounts	46,248	5,405
Equity securities, at fair value	27,771	23,053
Securities available for sale, at fair value	975,340	998,496
Securities held to maturity (fair value $641,262 and $778,675, respectively)	630,074	783,599
Federal Reserve and Federal Home Loan Bank stock	44,620	53,229
Loans held for sale	11,731	6,943
Loans	7,136,098	6,887,709
Less allowance for loan losses	72,965	72,505
Net loans	$7,063,133	$6,815,204
Premises and equipment, net	75,631	78,970
Goodwill	274,769	274,769
Intangible assets, net	12,020	15,599
Bank owned life insurance	181,748	177,479
Other assets	202,245	148,067
Total assets	$9,715,925	$9,556,363
Liabilities
Demand (noninterest bearing)	$2,414,383	$2,361,099
Savings, NOW and money market	4,312,244	4,076,434
Time	861,193	930,678
Total deposits	$7,587,820	$7,368,211
Short-term borrowings	655,275	871,696
Long-term debt	64,211	73,724
Junior subordinated debt	101,196	101,196
Other liabilities	187,026	123,627
Total liabilities	$8,595,528	$8,538,454
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2019 and 2018	$-	$-
Common stock, $0.01 par value; authorized 100,000,000 shares at December 31, 2019 and 2018, respectively; issued 49,651,493 at December 31, 2019 and 2018	497	497
Additional paid-in-capital	576,708	575,466
Retained earnings	696,214	621,203
Accumulated other comprehensive loss	(19,026)	(43,174)
Common stock in treasury, at cost, 5,854,882 and 5,978,527 shares at December 31, 2019 and 2018, respectively	(133,996)	(136,083)
Total stockholders’ equity	$1,120,397	$1,017,909
Total liabilities and stockholders’ equity	$9,715,925	$9,556,363

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
	2019	2018	2017
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$321,474	$300,827	$267,096
Securities available for sale	23,303	26,920	28,564
Securities held to maturity	19,105	13,242	10,934
Other	3,652	3,266	2,813
Total interest, fee and dividend income	$367,534	$344,255	$309,407
Interest expense
Deposits	$39,986	$22,144	$14,475
Short-term borrowings	9,693	10,552	5,996
Long-term debt	1,875	1,790	2,299
Junior subordinated debt	4,425	4,140	3,144
Total interest expense	$55,979	$38,626	$25,914
Net interest income	$311,555	$305,629	$283,493
Provision for loan losses	25,412	28,828	30,988
Net interest income after provision for loan losses	$286,143	$276,801	$252,505
Noninterest income
Insurance and other financial services revenue	$25,006	$24,345	$23,532
Service charges on deposit accounts	17,151	17,224	16,750
ATM and debit card fees	23,893	22,699	21,372
Retirement plan administration fees	30,388	26,992	20,213
Trust	19,164	19,524	19,586
Bank owned life insurance	5,355	5,091	5,175
Net securities gains (losses)	4,213	(6,341)	1,867
Gain on the sale of equity investment	-	-	818
Other	18,853	15,228	11,991
Total noninterest income	$144,023	$124,762	$121,304
Noninterest expense
Salaries and employee benefits	$156,867	$151,685	$135,222
Occupancy	22,706	22,318	21,808
Data processing and communications	18,318	17,652	17,068
Professional fees and outside services	14,785	14,376	13,499
Equipment	18,583	17,037	15,225
Office supplies and postage	6,579	6,204	6,284
FDIC expenses	1,946	4,651	4,767
Advertising	2,773	2,782	2,744
Amortization of intangible assets	3,579	4,042	3,960
Loan collection and other real estate owned, net	4,158	4,217	4,763
Other	24,440	19,597	20,308
Total noninterest expense	$274,734	$264,561	$245,648
Income before income tax expense	$155,432	$137,002	$128,161
Income tax expense	34,411	24,436	46,010
Net income	$121,021	$112,566	$82,151
Earnings per share
Basic	$2.76	$2.58	$1.89
Diluted	$2.74	$2.56	$1.87

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018	2017
(In thousands)
Net income	$121,021	$112,566	$82,151
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$25,836	$(11,985)	$(6,915)
Tax effect	(6,459)	2,996	2,845
Unrealized net holding gains (losses) arising during the period, net	$19,377	$(8,989)	$(4,070)

Reclassification adjustment for net losses (gains) in net income, gross	$79	$6,622	$(1,869)
Tax effect	(20)	(1,655)	716
Reclassification adjustment for net losses (gains) in net income, net	$59	$4,967	$(1,153)

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$737	$688	$875
Tax effect	(184)	(172)	(335)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$553	$516	$540

Reclassification adjustment for an impairment write-down of equity security, gross	$-	$-	$1,312
Tax effect	-	-	(501)
Reclassification adjustment for an impairment write-down of equity security, net	$-	$-	$811

Total securities available for sale, net	$19,989	$(3,506)	$(3,872)

Cash flow hedges:
Unrealized (losses) gains on derivatives (cash flow hedges), gross	$(459)	$1,218	$901
Tax effect	115	(304)	(350)
Unrealized (losses) gains on derivatives (cash flow hedges), net	$(344)	$914	$551

Reclassification of net unrealized (gains) on cash flow hedges to interest (income), gross	$(2,012)	$(2,300)	$(292)
Tax effect	503	575	113
Reclassification of net unrealized (gains) on cash flow hedges to interest (income), net	$(1,509)	$(1,725)	$(179)

Total cash flow hedges, net	$(1,853)	$(811)	$372

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$2,686	$1,145	$1,852
Tax effect	(672)	(286)	(740)
Amortization of prior service cost and actuarial losses, net	$2,014	$859	$1,112

Decrease (increase) in unrecognized actuarial loss, gross	$5,331	$(12,457)	$2,401
Tax effect	(1,333)	3,038	(570)
Decrease (increase) in unrecognized actuarial loss, net	$3,998	$(9,419)	$1,831

Total pension and other benefits, net	$6,012	$(8,560)	$2,943

Total other comprehensive income (loss)	$24,148	$(12,877)	$(557)
Comprehensive income	$145,169	$99,689	$81,594

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2016	$497	$575,078	$501,761	$(21,520)	$(142,500)	$913,316
Net income	-	-	82,151	-	-	82,151
Cash dividends - $0.92 per share	-	-	(40,104)	-	-	(40,104)
Net issuance of 285,059 shares to employee and other stock plans	-	(4,608)	-	-	4,335	(273)
Stock-based compensation	-	3,739	(95)	-	-	3,644
Other comprehensive (loss)	-	-	-	(557)	-	(557)
Balance at December 31, 2017	$497	$574,209	$543,713	$(22,077)	$(138,165)	$958,177
Net income	-	-	112,566	-	-	112,566
Cumulative effect adjustment for ASU 2016-01 implementation	-	-	2,618	(2,645)	-	(27)
Cumulative effect adjustment for ASU 2018-02 implementation	-	-	5,575	(5,575)	-	-
Cash dividends - $0.99 per share	-	-	(43,269)	-	-	(43,269)
Net issuance of 130,157 shares to employee and other stock plans	-	(2,679)	-	-	2,082	(597)
Stock-based compensation	-	3,936	-	-	-	3,936
Other comprehensive (loss)	-	-	-	(12,877)	-	(12,877)
Balance at December 31, 2018	$497	$575,466	$621,203	$(43,174)	$(136,083)	$1,017,909
Net income	-	-	121,021	-	-	121,021
Cash dividends - $1.05 per share	-	-	(46,010)	-	-	(46,010)
Net issuance of 123,645 shares to employee and other stock plans	-	(2,968)	-	-	2,087	(881)
Stock-based compensation	-	4,210	-	-	-	4,210
Other comprehensive income	-	-	-	24,148	-	24,148
Balance at December 31, 2019	$497	$576,708	$696,214	$(19,026)	$(133,996)	$1,120,397

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
(In thousands)
Operating activities
Net income	$121,021	$112,566	$82,151
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	25,412	28,828	30,988
Depreciation and amortization of premises and equipment	9,497	9,280	9,056
Net amortization on securities	3,375	4,007	4,786
Amortization of intangible assets	3,579	4,042	3,960
Amortization of operating lease right-of-use assets	7,239	-	-
Excess tax benefit on stock-based compensation	(409)	(543)	(1,769)
Stock-based compensation expense	4,210	3,936	3,644
Bank owned life insurance income	(5,355)	(5,091)	(5,175)
Trading security purchases	-	-	(1,586)
Net unrealized losses on trading securities	-	-	(623)
Proceeds from sales of loans held for sale	175,829	102,547	111,284
Originations of loans held for sale	(181,261)	(108,070)	(111,206)
Net gains on sales of loans held for sale	(786)	(286)	(349)
Net security (gains) losses	(4,213)	6,341	(1,867)
Net losses (gains) on sales and write-down of other real estate owned	227	(230)	(221)
Gain on sale of equity investment	-	-	(818)
Impairment write-down of equity security	-	-	1,312
Impairment write-down of goodwill and intangible assets	-	-	1,530
Re-evaluation of deferred tax amounts from Tax Act	-	-	4,407
Net change in other assets and other liabilities	(4,902)	(9,554)	7,400
Net cash provided by operating activities	$153,463	$147,773	$136,904
Investing activities
Net cash used in acquisitions	$-	$(7,884)	$(4,000)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	273,578	259,446	290,613
Proceeds from sales	26,203	101,315	14,788
Purchases	(252,963)	(132,448)	(233,804)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	223,733	100,738	103,759
Proceeds from sales	-	-	764
Purchases	(70,660)	(400,602)	(60,706)
Equity securities:
Proceeds from sales	3,966	3,318	-
Purchases	(93)	(2)	-
Other:
Net increase in loans	(272,698)	(331,166)	(419,114)
Proceeds from Federal Home Loan Bank stock redemption	182,752	246,844	248,887
Purchases of Federal Reserve and Federal Home Loan Bank stock	(174,143)	(253,367)	(248,560)
Proceeds from settlement of bank owned life insurance	1,086	-	799
Purchases of premises and equipment, net	(6,647)	(7,402)	(6,691)
Proceeds from sale of equity investment	-	-	818
Proceeds from sales of other real estate owned	1,543	3,591	7,254
Net cash used in investing activities	$(64,343)	$(417,619)	$(305,193)
Financing activities
Net increase in deposits	$219,609	$197,575	$196,948
Net (decrease) increase in short-term borrowings	(216,421)	152,573	37,419
Proceeds from issuance of long-term debt	10,598	25,000	25,000
Repayments of long-term debt	(20,111)	(40,145)	(40,218)
Proceeds from the issuance of shares to employee and other stock plans	725	1,296	3,309
Cash paid by employer for tax-withholding on stock issuance	(1,622)	(1,893)	(3,582)
Cash dividends	(46,010)	(43,269)	(40,104)
Net cash (used in) provided by financing activities	$(53,232)	$291,137	$178,772
Net increase in cash and cash equivalents	$35,888	$21,291	$10,483
Cash and cash equivalents at beginning of year	180,955	159,664	149,181
Cash and cash equivalents at end of year	$216,843	$180,955	$159,664

	Years Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$55,908	$36,691	$25,887
Income taxes paid	28,374	31,898	33,675
Noncash investing activities:
Loans transferred to other real estate owned	$787	$1,273	$5,981
Acquisitions:
Fair value of assets acquired	$-	$6,274	$3,096
See accompanying notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

1.          Summary of Significant Accounting Policies

The accounting and reporting policies of NBT Bancorp Inc. (“NBT Bancorp”) and its subsidiaries, NBT Bank, National Association (“NBT Bank” or the “Bank"), NBT Holdings, Inc. and NBT Financial Services, Inc., conform, in all material respects, with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. Collectively, NBT Bancorp and its subsidiaries are referred to herein as “the Company.”

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

Declines in the fair value of AFS and HTM securities below their amortized cost, less any current period credit loss, that are deemed to be other-than-temporary are reflected in earnings as realized losses, or in other comprehensive income ("OCI"). The classification is dependent upon whether the Company intends to sell the security, or whether it is more likely than not, that the Company will be required to sell the security before recovery. The OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors. The amount of the total OTTI impairment related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in OCI, net of applicable taxes.

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

A loan is considered to be a TDR when the Company grants a concession to the borrower because of the borrower’s financial condition that the Company would not otherwise consider. Such concessions generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a temporary reduction in the interest rate; or a change in scheduled payment amount. TDR loans are nonaccrual loans; however, they can be returned to accrual status after a period of performance, generally evidenced by six months of compliance with their modified terms.

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

The allowance for loan losses related to impaired loans specifically allocated for impairment is based on discounted expected cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral ("collateral dependent"). The Company’s impaired loans, if any, are generally collateral dependent. The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

The allowance for loan losses for collectively evaluated for impairment loans is calculated using a systematic methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. For purposes of our allowance methodology, the loan portfolio is segmented as described in Note 5. Each segment has a distinct set of risk characteristics monitored by management. The Company further assess and monitor risk and performance at a more disaggregated level, which includes our internal risk grading system for the Commercial segments.

Historical loss rates are first applied to pools of loans with similar risk characteristics. Loss rates are calculated by historical charge-offs that have occurred within each pool of loans over the lookback period ("LBP"), multiplied by the loss emergence period ("LEP"). The LBP represents the historical data period utilized to calculate loss rates. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers are better able to delay loss confirmation after a potential loss event has occurred. In conjunction with our annual review of the allowance for loan loss assumptions, the Company updates our study of LEPs for each portfolio segment using our loan charge-off history.

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

Leases

The Company determines if a lease is present at the inception of an agreement. Right-of-use ("ROU") assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company's incremental borrowing rate at the lease commencement date. ROU assets and operating lease liabilities, are included in other assets and other liabilities, respectively, on the consolidated balance sheets. Leases with original terms of 12 months or less are recognized in profit or loss on a straight-line basis over the lease term.

Operating lease ROU assets represent the Company's right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the consolidated statements of income.

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

The Company has the option to first assess qualitative factors, by performing a qualitative analysis, to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the impairment test is not required. If the Company concludes otherwise, the Company is required to perform a quantitative impairment test. In the quantitative impairment test, the estimated fair value of a reporting unit is compared to the carrying amount in order to determine if impairment is indicated. If the estimated fair value exceeds the carrying amount, the reporting unit is not deemed to be impaired. If the estimated fair value is below the carrying value of the reporting unit, the difference is the amount of impairment.

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

Stock-Based Compensation

The Company maintains various long-term incentive stock benefit plans under which restricted stock units are granted to certain directors and key employees. Compensation expense are recognized in the consolidated statements of income over the requisite service period, based on the grant-date fair value of the award. For restricted stock units, compensation expense is recognized ratably over the vesting period for the fair value of the award, measured at the grant date.

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

When the Company purchases or sells a portion of a commercial loan that has an existing interest rate swap, it may enter into a risk participation agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. Any fee paid to the Company under a risk participation agreement is in consideration of the credit risk of the counterparties and is recognized in the income statement. Credit risk on the risk participation agreements is determined after considering the risk rating, probability of default and loss given default of the counterparties.

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers. Under the standby letters of credit, the Company is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer's failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit typically have one year expirations with an option to renew upon annual review. The Company typically receives a fee for these transactions. The fair value of standby letters of credit is recorded upon inception.

Repurchase Agreements

Repurchase agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are delivered to a custodial account for the benefit of the counterparties with whom each transaction is executed. The counterparties, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to the Company the same securities at the maturities of the agreements.

Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASC Topic 606) ("ASC 606” and “ASU 2014-09"), and all subsequent ASUs that modified ASC 606. The implementation of ASC 606 did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities and certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives and certain credit card fees are also not in scope. ASC 606 is applicable to noninterest revenue streams such as retirement plan administration fees, trust and asset management income, deposit related fees and annuity and insurance commissions; however, the recognition of these revenue streams did not change significantly upon adoption of ASC 606.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606:

	Years ended December 31,
(In thousands)	2019	2018	2017
Noninterest income
In-Scope of ASC 606:
Insurance and other financial services revenue	$25,006	$24,345	$23,532
Service charges on deposit accounts	17,151	17,224	16,750
ATM and debit card fees	23,893	22,699	21,372
Retirement plan administration fees	30,388	26,992	20,213
Trust	19,164	19,524	19,586
Other	18,853	15,228	11,991
Total noninterest income in-scope of ASC 606	$134,455	$126,012	$113,444
Total noninterest income out-of-scope of ASC 606	$9,568	$(1,250)	$7,860
Total noninterest income	$144,023	$124,762	$121,304

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

Contract Acquisition Costs

ASC 606 requires the capitalization, and subsequently amortization into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company elected the practical expedient, which allows immediate expensing of contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less, and did not capitalize any contract acquisition costs upon adoption of ASC 606 as of or during the year ended December 31, 2019.

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

The operating results of acquired companies are included in the consolidated results after the dates of acquisition.

3.          Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2019
Federal agency	$34,998	$3	$243	$34,758
State & municipal	2,533	-	20	2,513
Mortgage-backed:
Government-sponsored enterprises	453,614	4,982	239	458,357
U.S. government agency securities	44,758	667	156	45,269
Collateralized mortgage obligations:
Government-sponsored enterprises	328,499	1,949	467	329,981
U.S. government agency securities	104,152	718	408	104,462
Total AFS securities	$968,554	$8,319	$1,533	$975,340
As of December 31, 2018
Federal agency	$84,982	$10	$693	$84,299
State & municipal	30,136	16	237	29,915
Mortgage-backed:
Government-sponsored enterprises	493,225	439	10,354	483,310
U.S. government securities	29,190	270	475	28,985
Collateralized mortgage obligations:
Government-sponsored enterprises	332,409	344	7,211	325,542
U.S. government securities	47,684	137	1,376	46,445
Total AFS securities	$1,017,626	$1,216	$20,346	$998,496

The components of net realized gains (losses) on the sale of AFS securities are as follows. These amounts were reclassified out of AOCI and into earnings:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Gross realized gains	$73	$-	$2,241
Gross realized (losses)	(152)	(6,622)	(372)
Net AFS realized (losses) gains	$(79)	$(6,622)	$1,869

Included in net realized gains (losses) on AFS securities, the Company recorded gains from calls of approximately $25 thousand for the year ended December 31, 2019, none for the year ended December 31, 2018 and approximately $0.1 million for the year ended December 31, 2017.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2019
Mortgage-backed:
Government-sponsored enterprises	$149,448	$3,184	$155	$152,477
U.S. government agency securities	13,667	584	-	14,251
Collateralized mortgage obligations:
Government-sponsored enterprises	189,402	2,165	368	191,199
U.S. government agency securities	110,498	3,256	100	113,654
State & municipal	167,059	2,628	6	169,681
Total HTM securities	$630,074	$11,817	$629	$641,262
As of December 31, 2018
Federal agency	$19,995	$52	$-	$20,047
Mortgage-backed:
Government-sponsored enterprises	164,618	712	2,773	162,557
U.S. government agency securities	15,230	403	-	15,633
Collateralized mortgage obligations:
Government-sponsored enterprises	257,475	1,097	3,897	254,675
U.S. government agency securities	83,148	767	-	83,915
State & municipal	243,133	331	1,616	241,848
Total HTM securities	$783,599	$3,362	$8,286	$778,675

At December 31, 2019 and 2018, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and Government-sponsored enterprises securities.

There were no sales of HTM securities in the years ended December 31, 2019 and 2018. In the year ended December 31, 2017, the Company recognized a loss of $2 thousand on HTM securities sales transactions.

Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $12 thousand for the year ended December 31, 2019. There were no recorded gains from calls on HTM securities included in net realized gains (losses) for the years ended December 31, 2018, and 2017.

AFS and HTM securities with amortized costs totaling $1.3 billion at December 31, 2019 and $1.5 billion at December 31, 2018, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2019 and 2018, AFS and HTM securities with an amortized cost of $189.8 million and $215.3 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to investment securities with unrealized losses segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of December 31, 2019
AFS securities:
Federal agency	$14,891	$(109)	2	$9,866	$(134)	1	$24,757	$(243)	3
State & municipal	2,503	(20)	1	-	-	-	2,503	(20)	1
Mortgage-backed	67,986	(273)	21	37,745	(122)	16	105,731	(395)	37
Collateralized Mortgage obligations	113,121	(316)	24	49,632	(559)	17	162,753	(875)	41
Total securities with unrealized losses	$198,501	$(718)	48	$97,243	$(815)	34	$295,744	$(1,533)	82

HTM securities:
Mortgage-backed	$-	$-	-	$25,370	$(155)	2	$25,370	$(155)	2
Collateralized mortgage obligations	18,040	(181)	3	22,389	(287)	5	40,429	(468)	8
State & municipal	2,257	(6)	4	-	-	-	2,257	(6)	4
Total securities with unrealized losses	$20,297	$(187)	7	$47,759	$(442)	7	$68,056	$(629)	14

As of December 31, 2018
AFS securities:
Federal agency	$-	$-	-	$64,294	$(693)	6	$64,294	$(693)	6
State & municipal	1,715	(3)	3	22,324	(234)	35	24,039	(237)	38
Mortgage-backed	18,462	(65)	12	428,440	(10,764)	101	446,902	(10,829)	113
Collateralized mortgage obligations	12,118	(69)	5	320,908	(8,518)	62	333,026	(8,587)	67
Total securities with unrealized losses	$32,295	$(137)	20	$835,966	$(20,209)	204	$868,261	$(20,346)	224

HTM securities:
Mortgage-backed	$-	$-	-	$82,579	$(2,773)	6	$82,579	$(2,773)	6
Collateralized mortgage obligations	4,386	(7)	2	145,396	(3,890)	26	149,782	(3,897)	28
State & municipal	18,907	(84)	30	58,258	(1,532)	86	77,165	(1,616)	116
Total securities with unrealized losses	$23,293	$(91)	32	$286,233	$(8,195)	118	$309,526	$(8,286)	150

Declines in the fair value of HTM securities below their amortized cost, less any current period credit loss, that are deemed to be other-than-temporary are reflected in earnings as realized losses or in OCI. The classification is dependent upon whether the Company intends to sell the security, or whether it is more likely than not, that the Company will be required to sell the security before recovery. The OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors. The amount of the total OTTI related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in OCI, net of applicable taxes.

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

As of December 31, 2019 and 2018, management believes the impairments detailed in the table above are temporary. For the years ended December 31, 2019 and 2018, there were no OTTI losses realized in the Company’s consolidated statements of income. For the year ended December 31, 2017, $1.3 million of an OTTI loss on an AFS equity investment was realized in the Company’s consolidated statements of income.

There were no sales of HTM securities in the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, the Company sold HTM securities with an amortized cost of $0.8 million and an unrealized loss of $2 thousand. Due to significant deterioration in the creditworthiness of the issuers of the HTM securities, the circumstances caused the Company to change its intent to hold the HTM securities to maturity, which did not affect the Company's intent to hold the remainder of the HTM portfolio to maturity.

The following tables set forth information with regard to gains and losses on equity securities:

	Years ended December 31,
(In thousands)	2019	2018
Net gains and losses recognized on equity securities	$4,280	$281
Less: Net gains and losses recognized during the period on equity securities sold during the period	3,966	555
Unrealized gains and losses recognized on equity securities still held	$314	$(274)

Included in the net realized gains and losses recognized on equity securities during the year ended December 31, 2019 the Company recorded a $4.0 million gain from the sale of Visa Class B common stock, which had no readily determinable fair value at the time of the sale. As of December 31, 2019 and 2018, the carrying value of equity securities without readily determinable fair values was $4.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of December 31, 2019 and 2018. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the year ended December 31, 2019 and 2018.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2019:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$268	$272
From one to five years	28,692	28,668
From five to ten years	170,771	171,943
After ten years	768,823	774,457
Total AFS debt securities	$968,554	$975,340
HTM debt securities:
Within one year	$27,010	$27,010
From one to five years	53,895	54,358
From five to ten years	171,942	175,630
After ten years	377,227	384,264
Total HTM debt securities	$630,074	$641,262

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government and Government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2019 and 2018.

4.          Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2019	2018
Commercial	$1,302,209	$1,291,568
Commercial Real Estate	2,142,057	1,930,742
Residential Real Estate	1,445,156	1,380,836
Indirect Auto	1,193,635	1,216,144
Specialty Lending	542,063	524,928
Home Equity	444,082	474,566
Other Consumer	66,896	68,925
Total loans	$7,136,098	$6,887,709

Included in the above loans are net deferred loan origination costs totaling $35.3 million and $43.5 million at December 31, 2019 and 2018, respectively. The Company had $11.5 million residential loans held for sale as of December 31, 2019. The Company had $6.9 million of residential loans held for sale as of December 31, 2018.

The total amount of loans serviced by the Company for unrelated third parties was $612.3 million and $557.9 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company had $0.8 million and $0.5 million, respectively, of mortgage servicing rights.

At December 31, 2019 and 2018, the Company serviced $25.6 million and $27.2 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2019 and 2018.

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

(In thousands)	2019	2018
Balance at January 1	$1,638	$1,577
New loans	587	260
Adjustment due to change in composition of related parties	389	-
Repayments	(448)	(199)
Balance at December 31	$2,166	$1,638

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

During the first quarter of 2018, the Company made adjustments to the class segments within the portfolios to better align risk characteristics and reflect the monitoring and assessment of risks as the portfolios continue to evolve. Agricultural and Agricultural Real Estate were consolidated with Commercial and Industrial and Commercial Real Estate, respectively. Agricultural loans are a type of Commercial loan with some specific underwriting guidelines; however, as of March 31, 2018, the portfolio had decreased to less than 3% of the Commercial portfolio and separation was no longer warranted. The Indirect class segment was further separated into Indirect Auto and Specialty Lending class segments. The growth in our Specialty Lending portfolio to 21% of Consumer Loans as of March 31, 2018 warranted evaluation of this class separately due to different risk characteristics from Indirect Auto class segments. The Direct and Home Equity class segments were consolidated into Direct to reflect common management, similar underwriting and in-market focus. The change to the class segments in the allowance methodology did not have a significant impact on the allowance for loan losses. The following table illustrates the portfolio and class segments for the Company’s loan portfolio in 2019 and 2018 compared to 2017:

Portfolio	Class - 2019 & 2018	Class - 2017
Commercial Loans	Commercial and Industrial	Commercial
	Commercial Real Estate	Commercial Real Estate
	Business Banking	Agricultural
Agricultural Real Estate
Business Banking
Consumer Loans	Indirect Auto	Indirect
	Specialty Lending	Home Equity
	Direct	Direct
Residential Real Estate

Commercial Loans

The Company offers a variety of Commercial loan products. The Company’s underwriting analysis for commercial loans typically includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows.

Commercial and Industrial ("C&I") – The Company offers a variety of loan options to meet the specific needs of our C&I customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchases and seasonal crop expenses. These loans typically are usually collateralized by business assets such as equipment, accounts receivable and perishable agricultural products, which are exposed to industry price volatility. To reduce these risks, management also attempts to obtain personal guarantees of the owners or obtain government loan guarantees to provide further support. In 2018, the Commercial and Agricultural class segments were combined to create the C&I class segment.

Commercial Real Estate ("CRE") – The Company offers CRE loans to finance real estate purchases, refinancings, expansions and improvements to commercial and agricultural properties. CRE loans are loans are secured by liens on the real estate, which may include both owner occupied and non-owner-occupied properties, such as apartments, commercial structures, health care facilities and other facilities. The Company's underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition and a detailed analysis of the borrower's underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property. Government loan guarantees may be obtained to provide further support for agricultural property. In 2018, the Commercial Real Estate and Agricultural Real Estate class segments were combined to create the CRE segment.

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

Consumer Loans

The Company offers a variety of Consumer loan products including Indirect Auto, Specialty Lending and Direct loans.

Indirect Auto – The Company maintains relationships with many dealers primarily in the communities that we serve. Through these relationships, the Company primarily finances the purchases of automobiles indirectly through dealer relationships. Approximately 95% of the Indirect Auto relationships represent automobile financing. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of Indirect Auto Consumer loans are underwritten on a secured basis using the underlying collateral being financed. In 2018, the Indirect class segment was further separated into Indirect Auto and Specialty Lending class segments (see above and below).

Specialty Lending – The Company offers unsecured Consumer loans across a national footprint originated through our relationships with national technology-driven consumer lending companies to finance such things as dental and medical procedures, K-12 tuition, solar energy installations and other consumer purpose loans. Advances of credit through this specialty lending business line are subject to the Company's underwriting standards including criteria such as FICO score and debt to income thresholds. In 2018, the Indirect class segment has been further separated into Indirect Auto (see above) and Specialty Lending class segments.

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

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of December 31, 2018	$32,759	$37,178	$2,568	$72,505
Charge-offs	(3,151)	(28,398)	(991)	(32,540)
Recoveries	534	6,913	141	7,588
Provision	4,383	19,954	1,075	25,412
Ending Balance as of December 31, 2019	$34,525	$35,647	$2,793	$72,965

Balance as of December 31, 2017	$27,606	$36,830	$5,064	$69,500
Charge-offs	(3,463)	(29,752)	(913)	(34,128)
Recoveries	1,178	6,821	306	8,305
Provision	7,438	23,279	(1,889)	28,828
Ending Balance as of December 31, 2018	$32,759	$37,178	$2,568	$72,505

Balance as of December 31, 2016	$25,444	$33,375	$6,381	$65,200
Charge-offs	(4,169)	(27,072)	(1,846)	(33,087)
Recoveries	1,077	5,142	180	6,399
Provision	5,254	25,385	349	30,988
Ending Balance as of December 31, 2017	$27,606	$36,830	$5,064	$69,500

For acquired loans, to the extent that we experience deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses is established based on our estimate of incurred losses at the balance sheet date. There was no allowance for loan losses for the acquired loan portfolio as of December 31, 2019 and  2018. Net charge-offs related to acquired loans totaled approximately $0.1 million, $0.1 million and $0.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, and are included in the table above.

The following table illustrates the allowance for loan losses and the recorded investment by portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
As of December 31, 2019
Allowance for loan losses	$34,525	$35,647	$2,793	$72,965
Allowance for loans individually evaluated for impairment	-	-	-	-
Allowance for loans collectively evaluated for impairment	$34,525	$35,647	$2,793	$72,965
Ending balance of loans	$3,444,266	$2,246,676	$1,445,156	$7,136,098
Ending balance of originated loans individually evaluated for impairment	3,488	7,044	7,721	18,253
Ending balance of acquired loans collectively evaluated for impairment	115,266	23,733	125,879	264,878
Ending balance of originated loans collectively evaluated for impairment	$3,325,512	$2,215,899	$1,311,556	$6,852,967

As of December 31, 2018
Allowance for loan losses	$32,759	$37,178	$2,568	$72,505
Allowance for loans individually evaluated for impairment	25	-	-	25
Allowance for loans collectively evaluated for impairment	$32,734	$37,178	$2,568	$72,480
Ending balance of loans	$3,222,310	$2,284,563	$1,380,836	$6,887,709
Ending balance of originated loans individually evaluated for impairment	5,786	7,887	6,905	20,578
Ending balance of acquired loans collectively evaluated for impairment	143,690	31,624	147,277	322,591
Ending balance of originated loans collectively evaluated for impairment	$3,072,834	$2,245,052	$1,226,654	$6,544,540

The following table sets forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2019
Originated
Commercial Loans:
C&I	$1,227	$-	$-	$1,227	$1,177	$838,502	$840,906
CRE	3,576	-	-	3,576	4,847	1,941,143	1,949,566
Business Banking	794	162	-	956	7,035	530,537	538,528
Total Commercial Loans	$5,597	$162	$-	$5,759	$13,059	$3,310,182	$3,329,000
Consumer Loans:
Indirect Auto	$11,860	$2,108	$1,005	$14,973	$2,175	$1,176,487	$1,193,635
Specialty Lending	3,153	2,087	1,307	6,547	-	535,516	542,063
Direct	2,564	564	478	3,606	2,475	481,164	487,245
Total Consumer Loans	$17,577	$4,759	$2,790	$25,126	$4,650	$2,193,167	$2,222,943
Residential Real Estate	$1,179	$190	$663	$2,032	$5,872	$1,311,373	$1,319,277
Total Originated Loans	$24,353	$5,111	$3,453	$32,917	$23,581	$6,814,722	$6,871,220

Acquired
Commercial Loans:
C&I	$149	$-	$-	$149	$-	$19,215	$19,364
CRE	-	-	-	-	-	60,937	60,937
Business Banking	397	287	-	684	382	33,899	34,965
Total Commercial Loans	$546	$287	$-	$833	$382	$114,051	$115,266
Consumer Loans:
Direct	$136	$58	$-	$194	$105	$23,434	$23,733
Total Consumer Loans	$136	$58	$-	$194	$105	$23,434	$23,733
Residential Real Estate	$575	$20	$264	$859	$1,106	$123,914	$125,879
Total Acquired Loans	$1,257	$365	$264	$1,886	$1,593	$261,399	$264,878

Total Loans	$25,610	$5,476	$3,717	$34,803	$25,174	$7,076,121	$7,136,098

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2018
Originated
Commercial Loans:
C&I	$909	$-	$-	$909	$1,062	$846,148	$848,119
CRE	1,089	-	588	1,677	4,995	1,734,558	1,741,230
Business Banking	1,092	302	-	1,394	5,974	481,903	489,271
Total Commercial Loans	$3,090	$302	$588	$3,980	$12,031	$3,062,609	$3,078,620
Consumer Loans:
Indirect Auto	$14,519	$2,300	$1,186	$18,005	$1,971	$1,196,136	$1,216,112
Specialty Lending	3,479	1,773	1,562	6,814	-	518,114	524,928
Direct	2,962	1,437	552	4,951	2,592	504,356	511,899
Total Consumer Loans	$20,960	$5,510	$3,300	$29,770	$4,563	$2,218,606	$2,252,939
Residential Real Estate	$1,426	$157	$1,182	$2,765	$6,778	$1,224,016	$1,233,559
Total Originated Loans	$25,476	$5,969	$5,070	$36,515	$23,372	$6,505,231	$6,565,118

Acquired
Commercial Loans:
C&I	$-	$-	$-	$-	$-	$26,124	$26,124
CRE	-	-	-	-	-	84,492	84,492
Business Banking	466	288	-	754	390	31,930	33,074
Total Commercial Loans	$466	$288	$-	$754	$390	$142,546	$143,690
Consumer Loans:
Indirect Auto	$1	$1	$-	$2	$-	$30	$32
Direct	152	41	15	208	227	31,157	31,592
Total Consumer Loans	$153	$42	$15	$210	$227	$31,187	$31,624
Residential Real Estate	$546	$42	$-	$588	$1,498	$145,191	$147,277
Total Acquired Loans	$1,165	$372	$15	$1,552	$2,115	$318,924	$322,591

Total Loans	$26,641	$6,341	$5,085	$38,067	$25,487	$6,824,155	$6,887,709

There were no material commitments to extend further credit to borrowers with nonperforming loans as of December 31, 2019 and 2018.

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

The following table provides information on loans specifically evaluated for impairment:

	December 31, 2019			December 31, 2018
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
C&I	$76	$302		$228	$497
CRE	2,410	2,437	-	4,312	6,330	-
Business Banking	1,002	1,443		1,013	2,001
Total Commercial Loans	$3,488	$4,182		$5,553	$8,828
Consumer Loans:
Indirect Auto	$154	$242		$143	$241
Direct	6,862	8,335		7,744	9,831
Specialty Lending	28	28		-	-
Total Consumer Loans	$7,044	$8,605		$7,887	$10,072
Residential Real Estate	$7,721	$9,754		$6,905	$9,414
Total	$18,253	$22,541		$20,345	$28,314
With an allowance recorded:
Commercial Loans:
C&I	$-	$-	$-	$233	$238	$25
Total Commercial Loans	$-	$-	$-	$233	$238	$25

Total Loans	$18,253	$22,541	$-	$20,578	$28,552	$25

There were no acquired impaired loans specifically evaluated for impairment as of December 31, 2019 and 2018.

The following table summarizes the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	December 31, 2019		December 31, 2018		December 31, 2017
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$242	$1	$453	$1	$-	$-
CRE	3,311	123	4,078	128	-	-
Commercial	-	-	-	-	1,841	-
Commercial Real Estate	-	-	-	-	3,534	115
Agricultural	-	-	-	-	224	1
Agricultural Real Estate	-	-	-	-	1,709	43
Business Banking	1,089	24	1,018	26	875	12
Total Commercial Loans	$4,642	$148	$5,549	$155	$8,183	$171
Consumer Loans:
Indirect Auto	$192	$10	$179	$10	$-	$-
Direct	7,387	382	7,922	431	-	-
Specialty Lending	7	1	-	-	-	-
Indirect	-	-	-	-	35	3
Home Equity	-	-	-	-	8,226	446
Direct	-	-	-	-	178	8
Total Consumer Loans	$7,586	$393	$8,101	$441	$8,439	$457
Residential Real Estate	$7,505	$350	$6,779	$305	$6,523	$296
Total Originated	$19,733	$891	$20,429	$901	$23,145	$924

Acquired
Commercial Loans:
Commercial Real Estate	$-	$-	$-	$-	$93	$-
Total Commercial Loans	$-	$-	$-	$-	$93	$-
Total Acquired Loans	$-	$-	$-	$-	$93	$-

Total Loans	$19,733	$891	$20,429	$901	$23,238	$924

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

Commercial Grading System

For C&I and CRE loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available. This includes comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment and management. C&I and CRE loans are graded Doubtful, Substandard, Special Mention and Pass.

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

Classified loans are inadequately protected by the current worth and paying capacity of the obligor or, if applicable, the collateral pledged. These loans have a well-defined weakness or weaknesses, that jeopardize the liquidation of the debt or in some cases make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Classified loans have a high probability of payment default or a substantial loss. These loans require more intensive supervision by management and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. Classified loans where the full collection of interest and principal is in doubt are considered to have a nonaccrual status. In some cases, Classified loans are considered uncollectable and of such little value that their continuance as assets is not warranted.

●	Non-classified

Loans graded as Non-classified encompass all loans not graded as Classified. Payments on non-classified loans are generally made as agreed.

Consumer and Residential Real Estate Grading System

Consumer and Residential Real Estate loans are graded as either Nonperforming or Performing.

●	Nonperforming

Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.

●	Performing

All loans not meeting any of these criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class:

(In thousands)	As of December 31, 2019
Originated
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$782,763	$1,868,678	$2,651,441
Special Mention	28,380	30,519	58,899
Substandard	29,257	50,369	79,626
Doubtful	506	-	506
Total	$840,906	$1,949,566	$2,790,472

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking	Total
Non-classified	$524,725	$524,725
Classified	13,803	13,803
Total	$538,528	$538,528

Consumer Credit Exposure
By Payment Activity:	Indirect Auto	Specialty Lending	Direct	Total
Performing	$1,190,455	$540,756	$484,292	$2,215,503
Nonperforming	3,180	1,307	2,953	7,440
Total	$1,193,635	$542,063	$487,245	$2,222,943

Residential Real Estate Credit Exposure
By Payment Activity:	Residential Real Estate	Total
Performing	$1,312,742	$1,312,742
Nonperforming	6,535	6,535
Total	$1,319,277	$1,319,277

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$17,801	$60,545	$78,346
Special Mention	1,269	-	1,269
Substandard	294	392	686
Total	$19,364	$60,937	$80,301

Business Banking Credit Exposure
By Internally Assigned Grade:	Business Banking	Total
Non-classified	$32,030	$32,030
Classified	2,935	2,935
Total	$34,965	$34,965

Consumer Credit Exposure
By Payment Activity:	Direct	Total
Performing	$23,628	$23,628
Nonperforming	105	105
Total	$23,733	$23,733

Residential Real Estate Credit Exposure
By Payment Activity:	Residential Real Estate	Total
Performing	$124,509	$124,509
Nonperforming	1,370	1,370
Total	$125,879	$125,879

(In thousands)	As of December 31, 2018
Originated
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$796,778	$1,681,330	$2,478,108
Special Mention	11,348	13,894	25,242
Substandard	39,993	46,006	85,999
Total	$848,119	$1,741,230	$2,589,349

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking	Total
Non-classified	$476,052	$476,052
Classified	13,219	13,219
Total	$489,271	$489,271

Consumer Credit Exposure
By Payment Activity:	Indirect Auto	Specialty Lending	Direct	Total
Performing	$1,212,955	$523,366	$508,755	$2,245,076
Nonperforming	3,157	1,562	3,144	7,863
Total	$1,216,112	$524,928	$511,899	$2,252,939

Residential Real Estate Credit Exposure	Residential
By Payment Activity:	Real Estate	Total
Performing	$1,225,599	$1,225,599
Nonperforming	7,960	7,960
Total	$1,233,559	$1,233,559

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$23,283	$83,762	$107,045
Special Mention	2,831	92	2,923
Substandard	10	638	648
Total	$26,124	$84,492	$110,616

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking	Total
Non-classified	$29,945	$29,945
Classified	3,129	3,129
Total	$33,074	$33,074

Consumer Credit Exposure
By Payment Activity:	Indirect Auto	Direct	Total
Performing	$32	$31,350	$31,382
Nonperforming	-	242	242
Total	$32	$31,592	$31,624

Residential Real Estate Credit Exposure	Residential
By Payment Activity:	Real Estate	Total
Performing	$145,779	$145,779
Nonperforming	1,498	1,498
Total	$147,277	$147,277

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

The following tables illustrate the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Year ended December 31, 2019
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Loans:
C&I	1	$65	$65
CRE	1	402	402
Business Banking	3	425	431
Total Commercial Loans	5	$892	$898
Consumer Loans:
Indirect Auto	9	$134	$134
Direct	11	450	480
Total Consumer Loans	20	$584	$614
Residential Real Estate	12	$1,032	$1,091
Total Troubled Debt Restructurings	37	$2,508	$2,603

	Year ended December 31, 2018
(Dollars In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Loans:
Business Banking	5	$581	$581
Total Commercial Loans	5	$581	$581
Consumer Loans:
Indirect Auto	17	$204	$202
Direct	10	401	399
Total Consumer Loans	27	$605	$601
Residential Real Estate	14	$1,099	$1,098
Total Troubled Debt Restructurings	46	$2,285	$2,280

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Year ended December 31, 2019		Year ended December 31, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Loans:
Business Banking	-	$-	3	$338
Total Commercial Loans	-	$-	3	$338
Consumer Loans:
Indirect Auto	3	$18	-	$-
Direct	29	1,385	37	1,931
Total Consumer Loans	32	$1,403	37	$1,931
Residential Real Estate	23	$1,203	26	$1,786
Total Troubled Debt Restructurings	55	$2,606	66	$4,055

6.          Premises, Equipment and Leases

A summary of premises and equipment follows:

	December 31,
(In thousands)	2019	2018
Land, buildings and improvements	$121,479	$121,808
Equipment	58,431	55,577
Premises and equipment before accumulated depreciation	$179,910	$177,385
Accumulated depreciation	104,279	98,415
Total premises and equipment	$75,631	$78,970

Buildings and improvements are depreciated based on useful lives of five to twenty years. Equipment is depreciated based on useful lives of three to ten years.

Operating leases in which we are the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated balance sheets. The Company does not have any significant finance leases in which we are the lessee as of December 31, 2019 and December 31, 2018.

Operating lease ROU assets represent the Company's right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company's incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the consolidated statements of income.

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

Our leases relate primarily to office space and bank branches, and some contain options to renew the lease. These options to renew are generally not considered reasonably certain to exercise, and are therefore not included in the lease term until such time that the option to renew is reasonably certain. As of December 31, 2019, operating lease ROU assets and liabilities were $34.8 million and $37.3 million, respectively.

The table below summarizes our net lease cost:

(In thousands)	Year Ended December 31, 2019
Operating lease cost	$7,239
Variable lease cost	2,231
Short-term lease cost	356
Sublease income	(448)
Total operating lease cost	$9,378

The table below show future minimum rental commitments related to non-cancelable operating leases for the next five years and thereafter as of December 31, 2019.

(In thousands)
2020	$7,435
2021	6,646
2022	5,870
2023	4,969
2024	4,365
Thereafter	12,876
Total lease payments	$42,161
Less: interest	(4,838)
Present value of lease liabilities	$37,323

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental information on the consolidated statements of cash flows for operating leases:

(In thousands except for percent and period data)	December 31, 2019
Weighted average remaining lease term, in years	7.69
Weighted average discount rate	3.00%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,211
ROU assets obtained in exchange for lease liabilities	41,008

As of December 31, 2019 there are no new significant leases that have not yet commenced.

Rental expense included in occupancy expense amounted to $8.0 million in 2019, $8.6 million in December 31, 2018 and $8.5 million in December 31, 2017.

7.          Goodwill and Other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2019	$274,769
Goodwill acquired	-
December 31, 2019	$274,769

January 1, 2018	$268,043
Goodwill acquired	6,726
December 31, 2018	$274,769

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets. These intangible assets are amortized over their estimated useful lives, which range primarily from one to twenty years.

There was no impairment of goodwill recorded during the year ended December 31, 2019 and 2018.
A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2019	2018
Core deposit intangibles:
Gross carrying amount	$8,951	$8,975
Less: accumulated amortization	7,988	7,377
Net carrying amount	$963	$1,598

Identified intangible assets:
Gross carrying amount	$34,623	$34,623
Less: accumulated amortization	23,566	20,622
Net carrying amount	$11,057	$14,001

Total intangibles:
Gross carrying amount	$43,574	$43,598
Less: accumulated amortization	31,554	27,999
Net carrying amount	$12,020	$15,599

Amortization expense on intangible assets with definite useful lives totaled $3.6 million for 2019, $4.0 million for 2018 and $4.0 million for 2017. Amortization expense on intangible assets with definite useful lives is expected to total $3.0 million for 2020, $2.3 million for 2021, $1.8 million for 2022, $1.4 million for 2023, $1.1 million for 2024 and $2.4 million thereafter. Other identified intangible assets include customer lists and non-compete agreements.

During the years ended December 31, 2019 and 2018, there was no impairment of intangible assets.

8.          Deposits

The following table sets forth the maturity distribution of time deposits:

(In thousands)	December 31, 2019
Within one year	$554,132
After one but within two years	220,769
After two but within three years	50,593
After three but within four years	15,064
After four but within five years	20,453
After five years	182
Total	$861,193

Time deposits of $250,000 or more aggregated $140.4 million and $146.1 million December 31, 2019 and 2018, respectively.

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

Short-term borrowings totaled $655.3 million and $871.7 million at December 31, 2019 and 2018, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing. Those sources totaled approximately $2.4 billion and $1.9 billion at December 31, 2019 and 2018, respectively. Borrowings on the FHLB lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows as of December 31:

(Dollars in thousands)	2019	2018	2017
Federal funds purchased:
Balance at year-end	$65,000	$80,000	$60,000
Average during the year	47,137	66,839	54,162
Maximum month end balance	80,000	80,000	80,000
Weighted average rate during the year	3.90%	3.43%	2.16%
Weighted average rate at year-end	2.84%	4.25%	2.41%

Securities sold under repurchase agreements:
Balance at year-end	$143,775	$160,696	$182,123
Average during the year	123,337	146,135	175,539
Maximum month end balance	146,410	170,350	190,326
Weighted average rate during the year	0.33%	0.16%	0.07%
Weighted average rate at year-end	0.40%	0.38%	0.07%

Other short-term borrowings:
Balance at year-end	$446,500	$631,000	$477,000
Average during the year	403,453	514,662	460,334
Maximum month end balance	576,000	653,000	591,000
Weighted average rate during the year	1.85%	1.56%	1.02%
Weighted average rate at year-end	1.73%	1.82%	1.18%

See Note 3 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

10.          Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, and a blanket lien on its residential real estate mortgage loans. As of December 31, 2019 the Company had no callable long-term debt. A summary is as follows:

(Dollars in thousands)	December 31, 2019		December 31, 2018
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2019	$-	-	$20,000	1.96%
2020	25,000	2.34%	25,000	2.34%
2021	25,021	2.56%	25,039	2.56%
2022	10,598	2.53%	-	-
2031	3,592	2.45%	3,685	2.45%
Total	$64,211		$73,724

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

The debentures held by each trust are the sole assets of that trust. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $98.0 million at December 31, 2019. The Company owns all of the common securities of the Trusts and has accordingly recorded $3.2 million in equity method investments classified as other assets in our consolidated balance sheets at December 31, 2019. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

As of December 31, 2019, the Trusts had the following trust preferred securities outstanding and held the following junior subordinated debentures of the Company (dollars in thousands):

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

12.          Income Taxes

The significant components of income tax expense attributable to operations are as follows:

	Years ended December 31,
(In thousands)	2019	2018	2017
Current
Federal	$28,475	$15,762	$35,839
State	7,653	5,977	6,599
Total Current	$36,128	$21,739	$42,438

Deferred
Federal	$(1,379)	$2,281	$3,850
State	(338)	416	(278)
Total Deferred	$(1,717)	$2,697	$3,572
Total income tax expense	$34,411	$24,436	$46,010

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

In connection with the analysis of the impact of the Tax Act, the Company recorded a $4.4 million non-cash adjustment in the year ended December 31, 2017 for remeasurement of deferred tax assets and liabilities for the corporate rate reduction. During 2018, the Company recorded a $5.5 million benefit primarily related to changes in accounting methods approved by the Internal Revenue Services in the fourth quarter of 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$18,535	$18,042
Lease liability	9,331	-
Deferred compensation	8,336	7,340
Postretirement benefit obligation	1,631	1,962
Fair value adjustments from acquisitions	422	663
Unrealized losses on securities	-	4,893
Accrued liabilities	1,176	913
Stock-based compensation expense	3,032	2,821
Other	1,498	1,008
Total deferred tax assets	$43,961	$37,642
Deferred tax liabilities:
Pension benefits	$13,014	$10,782
Lease right-of-use asset	9,259	-
Amortization of intangible assets	12,202	11,525
Premises and equipment, primarily due to accelerated depreciation	5,137	4,973
Unrealized gain on securities	1,770	-
Other	45	1,567
Total deferred tax liabilities	$41,427	$28,847
Net deferred tax asset at year-end	$2,534	$8,795
Net deferred tax asset at beginning of year	8,795	7,293
(Decrease) increase in net deferred tax asset	$(6,261)	$1,502

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2019 and 2018.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate to income before taxes:

	Years ended December 31
(In thousands)	2019	2018	2017
Federal income tax at statutory rate	$32,641	$28,770	$44,857
Tax exempt income	(1,233)	(1,456)	(2,303)
Net increase in cash surrender value of life insurance	(927)	(973)	(1,780)
Federal tax credit	(1,458)	(1,499)	(1,343)
State taxes, net of federal tax benefit	5,773	5,051	4,107
Federal tax reform (Tax Act)	-	-	4,407
Accounting method changes - tax rate change impact	-	(5,326)	-
Stock-based compensation, excess tax benefit	(342)	(456)	(1,619)
Other, net	(43)	325	(316)
Income tax expense	$34,411	$24,436	$46,010

A reconciliation of the beginning and ending balance of Federal and State gross unrecognized tax benefits ("UTBs") is as follows:

(In thousands)	2019	2018
Balance at January 1	$641	$665
Additions for tax positions of prior years	26	27
Reduction for tax positions of prior years	-	(159)
Current period tax positions	112	108
Balance at December 31	$779	$641
Amount that would affect the effective tax rate if recognized, gross of tax	$615	$506

The Company recognizes interest and penalties on the income tax expense line in the accompanying consolidated statements of income. The Company monitors changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2019, no significant changes to UTBs are projected; however, tax audit examinations are possible. The Company recognized an insignificant amount of interest expense related to UTBs in the consolidated statement of income for the year ended December 31, 2019.

During the year ended December 31, 2019, the Company recognized an insignificant benefit related to the resolution of state income tax positions. The Company is no longer subject to U.S. Federal tax examination by tax authorities for years prior to 2016 and New York State for years prior to 2014. The 2014, 2015 and 2016 tax years are currently being audited by New York State.

13.          Employee Benefit Plans

Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at December 31, 2019. Benefits paid from the plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. Prior to January 1, 2000, the Plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the Plan was converted to a cash balance plan with grandfathering provisions for existing participants. Effective March 1, 2013, the Plan was amended. Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013. In May 2013, the noncontributory, frozen, defined benefit pension plan assumed from Alliance in the acquisition was merged into the Plan.

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

The components of AOCI, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other post-retirement benefits are summarized below:

	Pension Benefits		Other Benefits
(In thousands)	2019	2018	2019	2018
Net actuarial loss	$28,334	$35,538	$125	$844
Prior service cost	491	570	94	145
Total amounts recognized in AOCI (pre-tax)	$28,825	$36,108	$219	$989

A December 31 measurement date is used for the pension, supplemental pension and post-retirement benefit plans. The following table sets forth changes in benefit obligations, changes in plan assets and the funded status of the pension plans and other post-retirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$85,134	$90,950	$7,034	$8,050
Service cost	1,723	1,659	7	10
Interest cost	3,942	3,645	272	327
Plan participants' contributions	-	-	201	209
Actuarial loss (gain)	6,030	(3,977)	(719)	(762)
Amendments	-	337	-	-
Benefits paid	(6,243)	(7,480)	(712)	(800)
Projected benefit obligation at end of year	$90,586	$85,134	$6,083	$7,034
Change in plan assets:
Fair value of plan assets at beginning of year	$109,746	$124,226	$-	$-
Gain (loss) on plan assets	18,120	(8,381)	-	-
Employer contributions	1,372	1,381	511	591
Plan participants' contributions	-	-	201	209
Benefits paid	(6,243)	(7,480)	(712)	(800)
Fair value of plan assets at end of year	$122,995	$109,746	$-	$-

Funded (unfunded) status at year end	$32,409	$24,612	$(6,083)	$(7,034)

An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. The accumulated benefit obligation for pension benefits was $90.6 million and $85.1 million at December 31, 2019 and 2018, respectively. The accumulated benefit obligation for other post-retirement benefits was $6.1 million and $7.0 million at December 31, 2019 and 2018, respectively. The funded status of the pension and other post-retirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2019 and 2018.

	Pension Benefits		Other Benefits
(In thousands)	2019	2018	2019	2018
Other assets	$51,988	$42,900	$-	$-
Other liabilities	(19,579)	(18,288)	(6,083)	(7,034)
Funded status	$32,409	$24,612	$(6,083)	$(7,034)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years ended December 31,
	2019	2018	2017
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	3.69% - 3.73%	4.79% - 4.80%	4.20% - 4.21%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The following assumptions were used to determine net periodic pension cost:
Discount rate	4.79% - 4.80%	4.20% - 4.21%	4.76% - 4.84%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%

Net periodic benefit cost and other amounts recognized in OCI for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$1,723	$1,659	$1,511	$7	$10	$12
Interest cost	3,942	3,645	4,168	272	327	357
Expected return on plan assets	(7,480)	(8,478)	(7,929)	-	-	-
Amortization of prior service cost	43	40	46	50	51	51
Amortization of unrecognized net loss	2,593	930	1,668	-	124	87
Net periodic pension cost (benefit)	$821	$(2,204)	$(536)	$329	$512	$507

Other changes in plan assets and benefit obligations recognized in OCI (pre-tax):
Net (gain) loss	$(4,611)	$12,882	$(3,075)	$(720)	$(762)	$388
Prior service cost	-	337	-	-	-	286
Amortization of prior service (cost)	(43)	(40)	(46)	(50)	(51)	(51)
Amortization of unrecognized net (loss)	(2,593)	(930)	(1,668)	-	(124)	(87)
Total recognized in OCI	$(7,247)	$12,249	$(4,789)	$(770)	$(937)	$536

Total recognized in net periodic benefit cost and OCI, pre-tax	$(6,426)	$10,045	$(5,325)	$(441)	$(425)	$1,043

The Company expects that $1.6 million in net actuarial loss and nominal prior service costs will be recognized as components of net periodic benefit cost in 2020.

The following table sets forth estimated future benefit payments for the pension plans and other post-retirement benefit plans as of December 31, 2019:

(In thousands)	Pension Benefits	Other Benefits
2020	$6,916	$497
2021	6,722	464
2022	6,722	462
2023	6,582	457
2024	7,827	451
2025 - 2029	35,215	2,070

The Company made no voluntary contributions to the pension and other benefit plans during the year ended December 31, 2019 and 2018.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2019 were assumed to be 4.5% to 7.0% percent. The rates were assumed to decrease gradually to 3.8% for fiscal year 2075 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2019:

(In thousands)	One Percentage Point Increase	One Percentage Point Decrease
Increase (decrease) on total service and interest cost components	$29	$(25)
Increase (decrease) on post-retirement accumulated benefit obligation	628	(543)

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target 2019	2019	2018
Cash and cash equivalents	0 - 15%	3%	4%
Fixed income securities	30 - 60%	40%	39%
Equities	40 - 70%	57%	57%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio. All issues that are rated lower than A by Standard and Poor’s are to be excluded. Equity securities at December 31, 2019 and 2018 do not include any Company common stock.

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan:

(In thousands)	Level 1	Level 2	December 31, 2019
Cash and cash equivalents	$4,143	$-	$4,143
Foreign equity mutual funds	40,239	-	40,239
Equity mutual funds	29,886	-	29,886
U.S. government bonds	-	58	58
Corporate bonds	-	48,669	48,669
Total	$74,268	$48,727	$122,995

	Level 1	Level 2	December 31, 2018
Cash and cash equivalents	$4,095	$-	$4,095
Foreign equity mutual funds	38,861	-	38,861
Equity mutual funds	24,124	-	24,124
U.S. government bonds	-	76	76
Corporate bonds	-	42,590	42,590
Total	$67,080	$42,666	$109,746

The plan had no financial instruments recorded at fair value on a non-recurring basis as of December 31, 2019 and 2018.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets was 7.0% at December 31, 2019 and 2018. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”). The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries. In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The employer contributions associated with the 401(k) Plan were $3.6 million in 2019, $3.2 million in 2018 and $2.8 million in 2017.

Other Retirement Benefits

Included in other liabilities is $1.7 million and $2.0 million at December 31, 2019 and 2018, respectively, for supplemental retirement benefits for retired executives from legacy plans assumed in acquisitions. The Company recognized $0.1 million in expense for each of the years ended December 31, 2019, 2018 and 2017 related to these plans.

14.          Stock-Based Compensation

In May 2018, the Company adopted the NBT Bancorp Inc. 2018 Omnibus Incentive Plan (the “Stock Plan”) replacing the 2008 Omnibus Incentive Plan which automatically expired in April 2018. Under the terms of the Stock Plan, equity-based awards are granted to directors and employees to increase their direct proprietary interest in the operations and success of the Company. The Stock Plan assumed all prior equity-based incentive plans and any new equity-based awards are granted under the terms of the Stock Plan. Restricted shares granted under the Plan typically vest after three or five years for employees and three years for non-employee directors. Restricted stock units granted under the Stock Plan may have different terms and conditions. Performance shares and units granted under the Stock Plan for executives may have different terms and conditions. Since 2011, the Company primarily grants restricted stock unit awards. Stock option grants since that time were reloads of existing grants which terminate ten years from the date of the grant. Under terms of the Stock Plan, stock options are granted to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Shares issued as a result of stock option exercises and vesting of restricted shares and stock unit awards are funded from the Company’s treasury stock.

The Company has outstanding restricted stock granted from various plans at December 31, 2019. The Company recognized $4.2 million, $3.9 million and $3.5 million in stock-based compensation expense related to these stock awards for the years ended December 31, 2019, 2018 and 2017, respectively. Tax benefits recognized with respect to restricted stock awards and stock units were $1.1 million, $1.2 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Unrecognized compensation cost related to restricted stock units totaled $5.5 million at December 31, 2019 and will be recognized over 1.8 years on a weighted average basis. Shares issued are funded from the Company’s treasury stock. The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2019	546,054	$28.39
Forfeited	(10,886)	31.06
Vested	(121,774)	25.66
Granted	142,046	33.04
Unvested at December 31, 2019	555,440	$30.11

The following table summarizes information concerning stock options outstanding:

(In thousands, except share and per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	66,900	$23.07
Exercised	(32,505)	22.31
Expired	(1,250)	25.38
Outstanding at December 31, 2019	33,145	$23.73	1.86	$558,066

Exercisable at December 31, 2019	33,145	$23.73	1.86	$558,066

Total stock-based compensation expense for stock option awards totaled $1 thousand, $11 thousand and $18 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years ended December 31,
(In thousands)	2019	2018	2017
Proceeds from stock options exercised	$725	$999	$3,083
Tax benefits related to stock options exercised	123	173	650
Intrinsic value of stock options exercised	490	692	1,699
Fair value of shares vested during the year	13	16	329

The Company has 988,494 securities remaining available to be granted as part of the Plan at December 31, 2019.

15.          Stockholders’ Equity

In accordance with GAAP, unrecognized prior service costs and net actuarial gains or losses associated with the Company’s pension and postretirement benefit plans and unrealized gains on derivatives and on AFS securities are included in AOCI, net of tax. For the years ended December 31, components of AOCI are:

(In thousands)	2019	2018	2017
Unrecognized prior service cost and net actuarial (losses) on pension plans	$(21,677)	$(27,689)	$(15,284)
Unrealized (losses) gains on derivatives (cash flow hedges)	(32)	1,821	2,144
Unrealized net holding gains (losses) on AFS securities	2,683	(17,306)	(8,937)
AOCI	$(19,026)	$(43,174)	$(22,077)

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (the “OCC") is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At December 31, 2019, approximately $175.0 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

The Company did not purchase any shares of its common stock during the year ended December 31, 2019. There are 1,000,000 shares available for repurchase under this plan, which expires on December 31, 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2019 and 2018, the Company and the Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2019 and 2018, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 Capital to Average Asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Beginning in 2016, in addition to maintaining minimum capital ratios, the Company began to be subject to a capital conservation buffer ("Buffer") above the minimum to avoid restriction on capital distributions and discretionary bonus paychecks to officers. At December 31, 2019 and 2018 the Buffer was 2.500% and 1.875%, respectively. The Buffer regulatory minimum ratio is in the process of being phased in over four years, which started in 2016 with the minimum requirement of 0.625%, and is fully phased in for fiscal year 2019 with a requirement of 2.500%.
The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory Ratio Requirements
(Dollars in thousands)	Amount	Ratio	Minimum Capital Adequacy	Minimum plus Buffer	For Classification as Well- Capitalized
As of December 31, 2019
Tier I Capital (to average assets)
Company	$963,147	10.33%	4.00%		5.00%
NBT Bank	894,407	9.64%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	866,147	11.29%	4.50%	7.000%	6.50%
NBT Bank	894,407	11.76%	4.50%	7.000%	6.50%
Tier I Capital (to risk-weighted assets)
Company	963,147	12.56%	6.00%	8.500%	8.00%
NBT Bank	894,407	11.76%	6.00%	8.500%	8.00%
Total Capital (to risk-weighted assets)
Company	1,037,041	13.52%	8.00%	10.500%	10.00%
NBT Bank	968,301	12.73%	8.00%	10.500%	10.00%

As of December 31, 2018
Tier I Capital (to average assets)
Company	$880,448	9.52%	4.00%		5.00%
NBT Bank	825,863	8.98%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	783,448	10.49%	4.50%	6.375%	6.50%
NBT Bank	825,863	11.14%	4.50%	6.375%	6.50%
Tier I Capital (to risk-weighted assets)
Company	880,448	11.79%	6.00%	7.875%	8.00%
NBT Bank	825,863	11.14%	6.00%	7.875%	8.00%
Total Capital (to risk-weighted assets)
Company	954,232	12.78%	8.00%	9.875%	10.00%
NBT Bank	899,647	12.14%	8.00%	9.875%	10.00%

17.         Earnings Per Share

The following is a reconciliation of basic and diluted EPS for the years presented in the consolidated statements of income:

	Years ended December 31,
	2019			2018			2017
(In thousands except per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$121,021	43,815	$2.76	$112,566	43,701	$2.58	$82,151	43,575	$1.89
Effect of dilutive securities:
Stock-based compensation		309			319			330
Diluted EPS	$121,021	44,124	$2.74	$112,566	44,020	$2.56	$82,151	43,905	$1.87

There was a nominal number of weighted average stock options outstanding for the years ended December 31, 2019, 2018 and 2017, respectively, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

18.          Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified From AOCI			Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
(In thousands)	Years ended December 31,
	2019	2018	2017
AFS securities:
Losses (gains) on AFS securities	$79	$6,622	$(1,869)	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	737	688	875	Interest income
Impairment write-down of an equity security	-	-	1,312	Other noninterest income
Tax effect	$(204)	$(1,827)	$(120)	Income tax (benefit)
Net of tax	$612	$5,483	$198

Cash flow hedges:
Net unrealized (gains) on cash flow hedges reclassified to interest expense	$(2,012)	$(2,300)	$(292)	Interest expense
Tax effect	$503	$575	$113	Income tax expense
Net of tax	$(1,509)	$(1,725)	$(179)

Pension and other benefits:
Amortization of net losses	$2,593	$1,054	$1,755	Other noninterest expense
Amortization of prior service costs	93	91	97	Other noninterest expense
Tax effect	$(672)	$(286)	$(740)	Income tax (benefit)
Net of tax	$2,014	$859	$1,112

Total reclassifications, net of tax	$1,117	$4,617	$1,131

19.          Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2019, approximately 60% of the Company’s loans were secured by real estate located in central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont and southern coastal Maine. Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

	At December 31,
(In thousands)	2019	2018
Unused lines of credit	$340,703	$313,987
Commitments to extend credits, primarily variable rate	1,579,414	1,420,795
Standby letters of credit	34,479	41,194
Loans sold with recourse	25,639	27,223

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company’s standby letters of credit at December 31, 2019 and 2018 was not significant.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 18, 2019 was $37.3 million.

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

As of December 31, 2019 the Company had fifteen risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. The fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amount to $112 thousand and $82 thousand, respectively as of December 31, 2019. As of December 31, 2018 the Company had nine risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. The fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amount to $36 thousand and $17 thousand, respectively. Risk participation agreements provides credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements:

	December 31,
(In thousands)	2019	2018
Derivatives Not Designated as Hedging Instruments:
Fair value adjustment included in other assets and other liabilities
Interest rate derivatives	$41,650	$17,572
Notional amount:
Interest rate derivatives	963,209	653,369
Risk participation agreements	97,614	70,785
Derivatives Designated as Hedging Instruments:
Fair value adjustment included in other assets
Interest rate derivatives	4	2,428
Fair value adjustment included in other liabilities
Interest rate derivatives	45	-
Notional amount:
Interest rate derivatives	50,000	225,000

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's short-term rate borrowings. During the next twelve months, the Company estimates that an additional $39 thousand will be reclassified from AOCI as a reduction to interest expense.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income:

	December 31,
(In thousands)	2019	2018	2017
Derivatives Designated as Hedging Instruments:
Interest rate derivatives - included component
Amount of (loss) or gain recognized in OCI	$(459)	$1,218	$901
Amount of gain reclassified from AOCI into interest expense	(2,012)	(2,300)	(292)

The following table indicates the gain or loss recognized in income on derivatives not designating as a hedging relationship:

	December 31,
(In thousands)	2019	2018	2017
Derivatives Not Designated as Hedging Instruments:
Decrease (increase) in other income	$295	$(120)	$101

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

For the year ended December 31, 2019, the Company made no transfers of assets between the levels of the fair value hierarchy. For the year ended December 31, 2018, the Company made no transfers of assets from Level 1 to Level 2 and made a $4.0 million transfer from Level 2 to Level 1.

The following tables sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	December 31, 2019
Assets:
AFS securities:
Federal agency	$-	$34,758	$-	$34,758
State & municipal	-	2,513	-	2,513
Mortgage-backed	-	503,626	-	503,626
Collateralized mortgage obligations	-	434,443	-	434,443
Total AFS securities	$-	$975,340	$-	$975,340
Equity securities	23,771	4,000	-	27,771
Derivatives	-	41,766	-	41,766
Total	$23,771	$1,021,106	$-	$1,044,877

Liabilities:
Derivatives	$-	$41,777	$-	$41,777
Total	$-	$41,777	$-	$41,777

(In thousands)	Level 1	Level 2	Level 3	December 31, 2018
Assets:
AFS securities:
Federal agency	$-	$84,299	$-	$84,299
State & municipal	-	29,915	-	29,915
Mortgage-backed	-	512,295	-	512,295
Collateralized mortgage obligations	-	371,987	-	371,987
Total AFS securities	$-	$998,496	$-	$998,496
Equity securities	19,053	4,000	-	23,053
Derivatives	-	20,000	-	20,000
Total	$19,053	$1,022,496	$-	$1,041,549

Liabilities:
Derivatives	$-	$17,572	$-	$17,572
Total	$-	$17,572	$-	$17,572

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, OREO, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The only non-recurring fair value measurements recorded during the years ended December 31, 2019 and 2018 were related to impaired loans and  write-downs of OREO. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

As of December 31, 2019 the company had no collateral dependent impaired loans. As of December 31, 2018 the Company had collateral dependent impaired loans with a carrying value of $0.2 million, which had specific reserves included in the allowance for loan losses of $25 thousand.

During the year ended December 31, 2019, the Company recorded a $1.0 million write-down of a branch location to fair value of $0.2 million due to a pending disposition of the location.

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

		December 31, 2019		December 31, 2018
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$630,074	$$641,262	$783,599	$778,675
Net loans	3	7,074,864	6,999,690	6,822,147	6,754,460
Financial liabilities:
Time deposits	2	$861,193	$$858,085	$930,678	$920,534
Long-term debt	2	64,211	64,373	73,724	73,927
Junior subordinated debt	2	101,196	105,694	101,196	100,114

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

Net Loans

The fair value of the Company’s loans was estimated in accordance with the exit price notion as defined by FASB ASC 820, Fair Value Measurement ("ASC 820"). Net loans include portfolio loans and loans held for sale. Loans were first segregated by type and then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments, which also includes credit risk, illiquidity risk and other market factors to calculate the exit price fair value in accordance with ASC 820.

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

22.          Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2019	2018
Assets
Cash and cash equivalents	$9,387	$5,876
Equity securities, at estimated fair value	22,441	18,221
Investment in subsidiaries, on equity basis	1,209,752	1,117,350
Other assets	30,855	34,237
Total assets	$1,272,435	$1,175,684
Liabilities and Stockholders’ Equity
Total liabilities	$152,038	$157,775
Stockholders’ equity	1,120,397	1,017,909
Total liabilities and stockholders’ equity	$1,272,435	$1,175,684

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2019	2018	2017
Dividends from subsidiaries	$50,200	$43,000	$38,300
Management fee from subsidiaries	7,981	7,907	99,319
Net securities gains	165	399	2,237
Interest, dividends and other income	876	905	928
Total revenue	$59,222	$52,211	$140,784
Operating expenses	14,262	14,226	100,667
Income before income tax benefit and equity in undistributed income of subsidiaries	$44,960	$37,985	$40,117
Income tax (benefit) expense	(1,588)	(1,608)	2,233
Dividends in excess of income (equity in undistributed income) of subsidiaries	74,473	72,973	44,267
Net income	$121,021	$112,566	$82,151

Condensed Statements of Cash Flow

	Years ended December 31,
(In thousands)	2019	2018	2017
Operating activities
Net income	$121,021	$112,566	$82,151
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of premises and equipment	2,298	2,814	2,974
Excess tax benefit on stock-based compensation	(409)	(543)	(1,769)
Stock-based compensation expense	4,210	3,936	3,644
Net securities gains	(165)	(399)	(2,238)
Re-evaluation of deferred tax amounts from Tax Act	-	-	3,339
Equity in undistributed income of subsidiaries	(124,673)	(115,972)	(82,567)
Cash dividend from subsidiaries	50,200	43,000	38,300
Bank owned life insurance income	(398)	(424)	(328)
Net change in other assets and other liabilities	(1,573)	(6,124)	(2,454)
Net cash provided by operating activities	$50,511	$38,854	$41,052
Investing activities
Proceeds on sales of equity securities	$-	$3,318	$-
Purchases of equity securities	(93)	(2)	-
Proceeds on sales and maturities of AFS securities	-	-	4,710
Purchases of AFS securities	-	-	(9)
Proceeds from settlement of bank owned life insurance	-	-	308
Net purchases of premises and equipment	-	-	(2,264)
Net cash (used in) provided by investing activities	$(93)	$3,316	$2,745
Financing activities
Proceeds from the issuance of shares to employee and other stock plans	$725	$1,296	$3,309
Cash paid by employer for tax-withholding on stock issuance	(1,622)	(1,893)	(3,582)
Cash dividends	(46,010)	(43,269)	(40,104)
Net cash (used in) financing activities	$(46,907)	$(43,866)	$(40,377)
Net increase (decrease) in cash and cash equivalents	$3,511	$(1,696)	$3,420
Cash and cash equivalents at beginning of year	5,876	7,572	4,152
Cash and cash equivalents at end of year	$9,387	$5,876	$7,572

A statement of changes in stockholders’ equity has not been presented since it is the same as the consolidated statement of changes in stockholders’ equity previously presented.

23.          Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2016-02. Both ASU 2016-02 and ASU 2018-01 are effective for the Company on January 1, 2019. Lessees and lessors are required to apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach. At its November 29, 2017 meeting, the FASB proposed allowing entities the option of applying the provisions of ASU 2016-02 at the effective date without adjusting the comparative periods presented. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Also in July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which allows for an optional transition method in which the provisions of ASC Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements.

The Company adopted ASU 2016-02 as of January 1, 2019 and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the carryforward of the historical lease classification, the practical expedient related to land easements and the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. The adoption of ASU 2016-02 and related transition guidance resulted in the recognition of additional net lease assets and liabilities of approximately $34 million and $37 million, respectively, as of January 1, 2019. The standard did not materially affect our 2019 consolidated net earnings or regulatory capital ratios. Refer to Note 6, Premises, Equipment and Leases for more information.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU 2018-16 amends existing guidance and permits the use of the OIS rate based on SOFR as a United States benchmark interest rate for hedge accounting purposes under Topic 815 in addition to other allowable rates stated in the guidance. ASU 2018-16 is effective for the Company on January 1, 2019 and should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The adoption did not have an impact on the Company's consolidated financial statements.

Accounting Standards Issued Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The amendments in this update become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair value Measurement. The provisions of ASU 2018-13 modify the disclosure requirements on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective January 1, 2020 but may be early adopted in any interim period. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which, among other things, clarifies that recoveries should be incorporated within the estimation of the allowance for credit losses. Expected recoveries should not exceed the aggregate amount of prior write offs and expected future write offs. The inclusion of expected recoveries in the measurement of expected credit losses may result in a negative credit allowance in certain circumstances. The effective date and transition requirements for ASU 2019-04 are consistent with the requirements for ASU 2016-13 and the Company incorporated these changes and revisions within its implementation efforts.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The Company did not elect to apply the fair value option to any asset class that are in scope for CECL.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” which clarifies that expected recoveries should be included in the amortized cost basis previously written off or expected to be written off in the valuation allowance for PCD assets. ASU 2019-11 also clarifies that recoveries or expected recoveries of the unamortized noncredit discount or premium should not be included in the allowance for credit losses. ASU 2019-11 provides specific transition relief for existing troubled debt restructurings and extends the disclosure relief of ASU 2019-04 for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. Related to the assessment of credit risk for collateralized assets, ASU 2019-11 indicates that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient of ASU 2016-13 while also requiring an estimation of expected credit losses for any differences between the amount of the amortized cost basis that is greater than the fair value of the collateral securing the financial asset. ASU 2019-11 provides specific transition relief for existing troubled debt restructurings and extends the disclosure relief of ASU 2019-04 for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. The effective date and transition requirements of ASU 2019-11 are consistent with the requirements of ASU 2016-13 and the Company incorporated these changes and revisions within its implementation efforts.

The Company has approved an accounting policy for credit losses in compliance with CECL and established a CECL governance and approval process. The Company has selected a life of loan discounted probability of default, loss given default econometric model, adjusted for prepayments, for the majority of its portfolio segments. The Company will utilize a multiple economic forecast over a six quarter reasonable and supportable forecast period followed by a four quarter straight line reversion to historical losses.

The Company expects to incur a $1.0 million to $8.0 million after-tax reduction to stockholders’ equity balance, upon the adoption of ASU 2016-13 on January 1, 2020, inclusive of the estimate for off-balance sheet exposures. Longer lived loans such as Residential Real Estate loans experience increases in the allowance for credit losses compared to the incurred loss model while shorter lived loans such as Indirect Auto and C&I loans generally experience little change in the allowance for credit losses from the incurred loss model. The Company has established a control framework and is finalizing testing of controls related to the adoption of CECL. The Company is also completing its final review of the most recent model run including evaluation of model back-testing and sensitivity analysis results, and finalizing certain assumptions primarily related to qualitative adjustments and probable troubled debt restructurings. In addition, the Company is completing the analysis of the results from the third party model validation. The Company does not expect to incur a material adjustment to the stockholders’ equity balance as of January 1, 2020 for the adoption of CECL related to HTM securities. Additionally, the Company has also evaluated the composition of its AFS securities and determined that the changes in ASU 2016-13 will not have a significant effect on the current portfolio.

Management expects that the CECL model may create more volatility in the level of our allowance for loan losses from quarter to quarter as changes in the level of allowance for loan losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 amends existing guidance and requires a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense. ASU 2018-15 is effective for the Company on January 1, 2020, and early adoption is permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2019 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NBT Bancorp Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 2, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 19, 2020 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2019 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the Company’s 2019 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted- average exercise price of Outstanding options, warrants and rights	Number of securities remaining available for Future issuance under Equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	33,145	$23.73	988,494
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2019 fiscal year end.

ITEM  13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2019 fiscal year end.

ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2019 fiscal year end.

PART  IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Income for each of the three years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2019, 2018 and 2017.

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

4.2	Description of Registrant's Securities
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

10.18	Employment Agreement, dated December 19, 201”, by and between NBT Banc”rp Inc. and Catherine M. Scarlett*
10.19
Form of Amendment to Employment Agreements, dated September 27, 2017, by and between NBT Bancorp Inc. and John H. Watt, Jr., Timothy L. Brenner, Joseph R. Stagliano and Catherine M. Scarlett, respectively (Filed as Exhibit 10.1 to Registrant's Form 8-K, filed on September 29, 2017, and incorporated herein by reference).*

10.20	NBT Bancorp Inc. 2018 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A, filed on April 6, 2018, and incorporated herein by reference).*
10.21
Transition and Retirement Agreement between NBT Bancorp Inc. and Michael J. Chewens dated May 2, 2019 (Filed as Exhibit 10.1 to Registrant's Form 10-Q, filed on August 8, 2019, and incorporated herein by reference).*

10.22	First Amendment to Transition and Retirement Agreement between NBT Bancorp Inc. and Michael J. Chewens dated November 5, 2019*
10.23
Employment Agreement, dated December 16, 2019, by and between NBT Bancorp Inc. and John V. Moran (Filed as Exhibit 10.1 to Registrant's Form 8-K, filed on December 20, 2019, and incorporated herein by reference).*

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
March 2, 2020

/s/ John H. Watt, Jr.
John H. Watt, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Martin A. Dietrich
Martin A. Dietrich
Chairman and Director
Date: March 2, 2020

/s/ John H. Watt, Jr.
John H. Watt, Jr.
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 2, 2020

/s/ John V. Moran
John V. Moran
Chief Financial Officer (Principal Financial Officer)
Date: March 2, 2020

/s/ Annette L. Burns
Annette L. Burns
Chief Accounting Officer (Principal Accounting Officer)
Date: March 2, 2020

/s/ Patricia T. Civil
Patricia T. Civil, Director
Date: March 2, 2020

/s/ Timothy E. Delaney
Timothy E. Delaney, Director
Date: March 2, 2020

/s/ James H. Douglas
James H. Douglas, Director
Date: March 2, 2020

/s/ Andrew S. Kowalczyk III
Andrew S. Kowalczyk III, Director
Date: March 2, 2020

/s/ John C. Mitchell
John C. Mitchell, Director
Date: March 2, 2020

/s/ V. Daniel Robinson II
V. Daniel Robinson II, Director
Date: March 2, 2020

/s/ Matthew J. Salanger
Matthew J. Salanger, Director
Date: March 2, 2020

/s/ Joseph A. Santangelo
Joseph A. Santangelo, Director
Date: March 2, 2020

/s/ Lowell A. Seifter
Lowell A. Seifter, Director
Date: March 2, 2020

/s/ Robert A. Wadsworth
Robert A. Wadsworth, Director
Date: March 2, 2020

/s/ Jack H. Webb
Jack H. Webb, Director
Date: March 2, 2020