Form 10-Q
period 2020-03-31
NBT BANCORP INC
filed 2020-05-11
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020.

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

As of April 30, 2020, there were 43,587,445 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

NBT BANCORP INC.
FORM 10-Q-Quarter Ended March 31, 2020

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2020	2019
(In thousands, except share and per share data)
Assets
Cash and due from banks	$160,106	$170,595
Short-term interest bearing accounts	123,254	46,248
Equity securities, at fair value	26,378	27,771
Securities available for sale, at fair value	1,000,980	975,340
Securities held to maturity (fair value $642,325 and $641,262, respectively)	621,359	630,074
Federal Reserve and Federal Home Loan Bank stock	41,018	44,620
Loans held for sale	6,475	11,731
Loans	7,247,383	7,136,098
Less allowance for loan losses (1)	100,000	72,965
Net loans	$7,147,383	$7,063,133
Premises and equipment, net	76,502	75,631
Goodwill	274,769	274,769
Intangible assets, net	11,186	12,020
Bank owned life insurance	183,122	181,748
Other assets	281,011	202,245
Total assets	$9,953,543	$9,715,925
Liabilities
Demand (noninterest bearing)	$2,423,077	$2,414,383
Savings, NOW and money market	4,598,282	4,312,244
Time	843,279	861,193
Total deposits	$7,864,638	$7,587,820
Short-term borrowings	548,904	655,275
Long-term debt	64,183	64,211
Junior subordinated debt	101,196	101,196
Other liabilities	262,443	187,026
Total liabilities	$8,841,364	$8,595,528
Stockholders’ equity
Preferred stock, $0.01 par value. authorized 2,500,000 shares at March 31, 2020 and December 31, 2019	$-	$-
Common stock, $0.01 par value. authorized 100,000,000 shares at March 31, 2020 and December 31, 2019; issued 49,651,493 at March 31, 2020 and December 31, 2019	497	497
Additional paid-in-capital	577,080	576,708
Retained earnings	678,611	696,214
Accumulated other comprehensive loss	(2,792)	(19,026)
Common stock in treasury, at cost, 6,064,048 and 5,854,882 shares at March 31, 2020 and December 31, 2019, respectively	(141,217)	(133,996)
Total stockholders’ equity	$1,112,179	$1,120,397
Total liabilities and stockholders’ equity	$9,953,543	$9,715,925

(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2020	2019
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$78,728	$79,321
Securities available for sale	5,753	5,922
Securities held to maturity	4,091	5,217
Other	829	884
Total interest, fee and dividend income	$89,401	$91,344
Interest expense
Deposits	$9,104	$8,826
Short-term borrowings	1,797	3,237
Long-term debt	393	422
Junior subordinated debt	926	1,168
Total interest expense	$12,220	$13,653
Net interest income	$77,181	$77,691
Provision for loan losses (1)	29,640	5,807
Net interest income after provision for loan losses	$47,541	$71,884
Noninterest income
Service charges on deposit accounts	$3,997	$4,236
ATM and debit card fees	5,854	5,525
Retirement plan administration fees	7,941	7,734
Wealth management	7,273	6,563
Insurance	4,269	4,744
Bank owned life insurance income	1,374	1,377
Net securities (losses) gains	(812)	57
Other	5,527	3,585
Total noninterest income	$35,423	$33,821
Noninterest expense
Salaries and employee benefits	$40,750	$39,356
Occupancy	5,995	6,275
Data processing and communications	4,233	4,414
Professional fees and outside services	3,897	3,668
Equipment	4,642	4,757
Office supplies and postage	1,636	1,591
FDIC expenses	311	1,017
Advertising	609	503
Amortization of intangible assets	834	968
Loan collection and other real estate owned, net	1,017	785
Other	6,957	5,126
Total noninterest expense	$70,881	$68,460
Income before income tax expense	$12,083	$37,245
Income tax expense	1,715	8,118
Net income	$10,368	$29,127
Earnings per share
Basic	$0.24	$0.67
Diluted	$0.23	$0.66

(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
	Three Months Ended March 31,
	2020	2019
(In thousands)
Net income	$10,368	$29,127
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains arising during the period, gross	$21,339	$11,036
Tax effect	(5,335)	(2,759)
Unrealized net holding gains arising during the period, net	$16,004	$8,277

Reclassification adjustment for net (gains) losses in net income, gross	$(3)	$99
Tax effect	1	(25)
Reclassification adjustment for net (gains) losses in net income, net	$(2)	$74

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$173	$167
Tax effect	(43)	(42)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$130	$125

Total securities available for sale, net	$16,132	$8,476

Cash flow hedges:
Unrealized (losses) on derivatives (cash flow hedges), gross	$(255)	$(170)
Tax effect	64	43
Unrealized (losses) on derivatives (cash flow hedges), net	$(191)	$(127)

Reclassification of net unrealized losses (gains) on cash flow hedges to interest (income), gross	$10	$(799)
Tax effect	(3)	200
Reclassification of net unrealized losses (gains) on cash flow hedges to interest (income), net	$7	$(599)

Total cash flow hedges, net	$(184)	$(726)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$381	$656
Tax effect	(95)	(164)
Amortization of prior service cost and actuarial losses, net	$286	$492

Total pension and other benefits, net	$286	$492

Total other comprehensive income	$16,234	$8,242
Comprehensive income	$26,602	$37,369

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2019	$497	$576,708	$696,214	$(19,026)	$(133,996)	$1,120,397
Net income	-	-	10,368	-	-	10,368
Cumulative effect adjustment for ASU 2016-13 implementation	-	-	(4,339)	-	-	(4,339)
Cash dividends - $0.54 per share	-	-	(23,632)	-	-	(23,632)
Purchase of 263,507 treasury shares	-	-	-	-	(7,980)	(7,980)
Net issuance of 54,341 shares to employee and other stock plans	-	(2,303)	-	-	759	(1,544)
Stock-based compensation	-	2,675	-	-	-	2,675
Other comprehensive income	-	-	-	16,234	-	16,234
Balance at March 31, 2020	$497	$577,080	$678,611	$(2,792)	$(141,217)	$1,112,179

Balance at December 31, 2018	$497	$575,466	$621,203	$(43,174)	$(136,083)	$1,017,909
Net income	-	-	29,127	-	-	29,127
Cash dividends - $0.52 per share	-	-	(22,774)	-	-	(22,774)
Net issuance of 66,920 shares to employee and other stock plans	-	(2,099)	-	-	1,073	(1,026)
Stock-based compensation	-	2,577	-	-	-	2,577
Other comprehensive income	-	-	-	8,242	-	8,242
Balance at March 31, 2019	$497	$575,944	$627,556	$(34,932)	$(135,010)	$1,034,055

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2020	2019
(In thousands)
Operating activities
Net income	$10,368	$29,127
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	29,640	5,807
Depreciation and amortization of premises and equipment	2,478	2,357
Net amortization on securities	722	797
Amortization of intangible assets	834	968
Amortization of operating lease right-of use assets	1,829	1,799
Excess tax benefit on stock-based compensation	(189)	(260)
Stock-based compensation expense	2,675	2,577
Bank owned life insurance income	(1,374)	(1,377)
Proceeds from sale of loans held for sale	50,946	25,232
Originations of loans held for sale	(46,956)	(26,586)
Net gain on sale of loans held for sale	(242)	(88)
Net security losses (gains)	812	(57)
Net losses (gains) on sale of other real estate owned	11	(157)
Net change in other assets and other liabilities	(10,627)	(926)
Net cash provided by operating activities	$40,927	$39,213
Investing activities
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	$83,394	$94,488
Proceeds from sales	—	26,203
Purchases	(88,209)	(63,579)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	39,843	30,999
Purchases	(31,163)	(28,034)
Equity securities:
Purchases	—	(21)
Other:
Net increase in loans	(116,434)	(9,975)
Proceeds from Federal Home Loan Bank stock redemption	35,664	48,444
Purchases of Federal Home Loan Bank stock	(32,062)	(39,172)
Purchases of premises and equipment, net	(3,348)	(1,910)
Proceeds from sales of other real estate owned	80	701
Net cash (used in) provided by investing activities	$(112,235)	$58,144
Financing activities
Net increase in deposits	$276,818	$249,448
Net (decrease) in short-term borrowings	(106,371)	(326,814)
Repayments of long-term debt	(28)	(27)
Proceeds from the issuance of shares to employee and other stock plans	184	204
Cash paid by employer for tax-withholding on stock issuance	(1,166)	(1,230)
Purchase of treasury stock	(7,980)	-
Cash dividends	(23,632)	(22,774)
Net cash provided by (used in) financing activities	$137,825	$(101,193)
Net increase (decrease) in cash and cash equivalents	$66,517	$(3,836)
Cash and cash equivalents at beginning of period	216,843	180,955
Cash and cash equivalents at end of period	$283,360	$177,119

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$12,530	$13,329
Income taxes paid, net of refund	1,960	1,817
Noncash investing activities:
Loans transferred to other real estate owned	$1,017	$325

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2020

1.	Description of Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp and its wholly-owned subsidiaries, the Bank, NBT Financial and NBT Holdings. Collectively, NBT Bancorp and its subsidiaries are referred to herein as (“the Company”). The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements.

Allowance for Credit Losses – Loans

Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaces the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Company historical loss experience was supplemented with peer information when there was insufficient loss data for the Company. Peer selection was based on a review of institutions with comparable loss experience as well as loan yield, bank size, portfolio concentration and geography. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as changes in environmental conditions, such as changes in unemployment rates, production metrics, property values, or other relevant factors. Significant management judgment is required at each point in the measurement process.

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Upon adoption of CECL, management revised the manner in which loans were pooled for similar risk characteristics. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled.

The following table illustrates the portfolio and class segments for the Company’s loan portfolio in 2020:

Portfolio Segment	Class
Commercial Loans	Commercial & Industrial Commercial Real Estate
Consumer Loans	Auto Other Consumer
Residential Loans

Commercial Loans

The Company offers a variety of commercial loan products. The Company’s underwriting analysis for commercial loans typically includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows.

Commercial and Industrial (“C&I”) – The Company offers a variety of loan options to meet the specific needs of our C&I customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs and are typically collateralized by business assets such as equipment, accounts receivable and perishable agricultural products, which are exposed to industry price volatility. To reduce these risks, management also attempts to obtain personal guarantees of the owners or to obtain government loan guarantees to provide further support.

Commercial Real Estate (“CRE”) – The Company offers CRE loans to finance real estate purchases, refinancing’s, expansions and improvements to commercial and agricultural properties. CRE loans are loans that are secured by liens on the real estate, which may include both owner-occupied and non-owner-occupied properties, such as apartments, commercial structures, health care facilities and other facilities. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property. Government loan guarantees may be obtained to provide further support for agricultural property.

Consumer Loans

The Company offers a variety of Consumer loan products including Auto and Other Consumer loans.

Auto – The Company provides both direct and indirect financing of automobiles (“Auto”). The Company maintains relationships with many dealers primarily in the communities that we serve. Through these relationships, the Company primarily finances the purchases of automobiles indirectly through dealer relationships. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan.

Other Consumer – The Other Consumer loan segment consists primarily of specialty lending loans and direct consumer loans. The Company offers unsecured specialty lending consumer loans across a national footprint originated through our relationships with national technology-driven consumer lending companies to finance such things as dental and medical procedures, K-12 tuition, solar energy installations and other consumer purpose loans. Advances of credit through this specialty lending business line are subject to the Company’s underwriting standards including criteria such as FICO score and debt to income thresholds. The Company offers a variety of direct consumer installment loans to finance various personal expenditures. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, debt consolidation, education and other uses. Consumer installment loans carry a fixed rate of interest with principal repayment terms typically ranging from one to fifteen years, based upon the nature of the collateral and the size of the loan. Consumer installment loans are often secured with collateral consisting of a perfected lien on the asset being purchased or a perfected lien on a consumer’s deposit account. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower’s financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

Residential

Residential loans consist primarily of loans secured by a first or second mortgage on primary residences, home equity loans and lines of credit in first and second lien positions and residential construction loans. We originate adjustable-rate and fixed rate, one-to-four-family residential loans for the construction or purchase of a residential property or the refinancing of a mortgage. These loans are collateralized by properties located in the Company’s market area. Loans on one-to-four-family residential are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower) or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. For home equity loans, consumers are able to borrow up to 85% of the equity in their homes and are generally tied to Prime with a ten-year draw followed by a fifteen-year amortization. These loans carry a higher risk than first mortgage residential loans as they are often in a second position with respect to collateral.

For the 2019 disclosures for the allowance for credit losses, the loan portfolio was segmented into the Commercial, Consumer and Residential Real Estate portfolio segments. The Commercial segment was further pooled into three classes: Commercial and Industrial, Commercial Real Estate and Business Banking. The Consumer segment was further pooled into three classes: Indirect Auto, Specialty Lending and Direct. For a description of these portfolio segments’ and classes’ risk characteristics, see Note 5 Allowance for Loan Losses and Credit Quality of Loans to the consolidated financial statements presented in our 2019 Annual Report on Form 10-K.

Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate (“PD”) curves through the use of segment-specific loss given default (“LGD”) risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each asset class, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviate from that of the wider industry. The historical PDR curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using externally developed economic forecasts which are probabilistically weighted to reflect potential forecast inaccuracy and model limitations. These forecasts are applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line, time-based methodology.

The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, discounted PD/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to multiple, probabilistically weighted external economic forecasts.

Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level stated interest rate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (“TDR”) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

After quantitative considerations, management applies additional qualitative adjustments so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date. Qualitative considerations include limitations inherent in the quantitative model; trends experienced in nonperforming and delinquent loans; changes in value of underlying collateral; changes in lending policies and procedures; nature and composition of loans; portfolio concentrations that may affect loss experience across one or more components or the portfolio; the experience, ability and depth of lending management and staff; the Company’s credit review system; and the effect of external factors; such as competition, legal and regulatory requirements.

Loans that do not share risk characteristics and meet materiality criteria are evaluated on an individual basis and are excluded from the pooled evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. If the loan is not collateral dependent, the allowance for credit losses related to individually assessed loans is based on discounted expected cash flows using the loan’s initial effective interest rate. Generally, individually assessed loans are collateral dependent.

A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties is considered to be a TDR. The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Estimating credit losses on unfunded commitments requires the Bank to consider the following categories of off-balance sheet credit exposure: unfunded commitments to extend credit, unfunded lines of credit, and standby letters of credit. Each of these unfunded commitments is then analyzed for a probability of funding to calculate a probable funding amount. The life of loan loss factor by related portfolio segment from the loan allowance for credit loss calculation is then applied to the probable funding amount to calculate a reserve on unfunded commitments.

Allowance for Credit Losses – Held-to-Maturity (“HTM”) Debt Securities

The Company’s HTM debt securities are also required to utilize the CECL approach to estimate expected credit losses. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, such as (as applicable): internal or external (third-party) credit score or credit ratings, risk ratings or classification, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or expected credit loss patterns, and reasonable and supportable forecast periods. Management classifies the HTM portfolio into the following major security types: U.S. government agency or U.S. government sponsored mortgage-backed and collateralized mortgage obligations securities, and state and municipal debt securities.

The mortgage-backed and collateralized mortgage obligations HTM securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company did not record a credit loss for these securities.

State and municipal bonds carry a Moody’s rating of A to AAA. In addition, the Company has a limited amount of New York state local municipal bonds that are not rated. The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and considers historical credit loss information, current conditions and reasonable and supportable forecasts. Given the rarity of municipal defaults and losses, the Company utilized Moody’s Municipal Loss Forecast Model as the sole source of municipal default and loss rates which provides decades of data across all municipal sectors and geographies. As with the loan portfolio, cash flows are forecast over a 6-quarter period under various, weighted economic conditions, with a reversion to long-term average economic conditions over a 4-quarter period on a straight-line basis. Management may exercise discretion to make adjustments based on environmental factors. As of March 31, 2020, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded.

Allowance for Credit Losses – Available-for Sales (“AFS”) Debt Securities

The impairment model for AFS debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities AFS that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows should be estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of March 31, 2020, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Accrued Interest Receivable

Upon adoption of CECL on January 1, 2020, the Company made the following elections regarding accrued interest receivable: (1) presented accrued interest receivable balances separately within other assets balance sheet line item; (2) excluded interest receivable that is included in amortized cost of financing receivables from related disclosures requirements and (3) continued our policy to write off accrued interest receivable by reversing interest income. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore the amount of such write offs are immaterial. Historically, the Company has not experienced uncollectible accrued interest receivable on investment securities.

3.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all related subsequent amendments thereto. ASU 2016-13 introduces new guidance that make substantive changes to the accounting for credit losses. ASU 2016-13 introduces the CECL model, which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. ASU 2016-13 also modifies certain provisions of the current other-than-temporary impairment model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security’s amortized cost basis and its fair value and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. ASU 2016-13 also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. ASU 2016-13 requires expanded disclosures including, but not limited to, (1) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management’s estimate and the reasons for those changes, (2) financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (3) a rollforward of the allowance for credit losses for HTM and AFS securities. The standard also changes the accounting for purchased credit-impaired debt securities and loans. ASU 2016-13 was effective for the Company on January 1, 2020. Management expects that the CECL model may create more volatility in the level of our allowance for loan losses from quarter to quarter as changes in the level of allowance for loan losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.

The Company adopted CECL on January 1, 2020 (“Day 1”) using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $4.3 million as of January 1, 2020 for the cumulative effect of adopting ASC 326. The transition adjustment includes a $3.0 million impact due to the allowance for credit losses on loans, $2.8 million impact due to the allowance for credit losses on off-balance sheet credit exposure, and $1.5 million impact to the deferred tax asset. The Company did not record an allowance for HTM debt securities on January 1, 2020 as the amount of credit risk was deemed immaterial. The Company did not record an allowance for credit losses on its AFS debt securities under the newly codified AFS debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of loss is minimal. Refer to Note 4 Securities and Note 5 Allowance for Credit Losses and Credit Quality of Loans to the Company’s unaudited interim consolidated financial statements included in this Form 10-Q for more information.

In December 2018, the Office of Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company is adopting the capital transition relief over the permissible five-year period.

On March 22, 2020, a statement was issued by the Company’s banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the recent coronavirus (“COVID-19”) pandemic. Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring as defined by GAAP from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, the Company is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are not material. The modifications completed in the three months ended March 31, 2020 were immaterial.

In August 2018, the FASB issued ASU 2018-13, Fair value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair value Measurement. The provisions of ASU 2018-13 modify the disclosure requirements on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective January 1, 2020. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 amends existing guidance and requires a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense. ASU 2018-15 is effective for the Company on January 1, 2020. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

Accounting Standards Issued Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from LIBOR or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The amendments in this ASU are effective for the Company on January 1, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20), provides changes to the disclosure requirements for defined benefit plans. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments are a result of the disclosure framework project that focuses on improvements to the effectiveness of disclosures in the notes to financial statements. The amendments remove and add certain disclosure requirements. The disclosure requirements being removed relating to public companies are: (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, (2) the amount and timing of plan assets expected to be returned to the employer, (3) the 2001 disclosure requirement relating to Japanese Welfare Pension Insurance Law, (4) related party disclosures about the amount of future annual benefits covered by insurance, and (5) the effects of a one-percentage-point change in assumed health care cost trends on the benefit cost and obligation. The disclosure requirements being added relating to public companies are (1) the weighted-average interest crediting rates for cash balance plans, and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. ASU 2018-14 is effective for the Company on January 1, 2021 and early adoption is permitted. The amendments should be applied retrospectively and the Company does not expect the guidance to have a material impact on its disclosures to the consolidated financial statements.

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2020
State & municipal	$2,533	$86	$-	$2,619
Mortgage-backed:
Government-sponsored enterprises	465,033	15,787	-	480,820
U.S. government agency securities	50,109	1,249	55	51,303
Collateralized mortgage obligations:
Government-sponsored enterprises	308,833	9,221	95	317,959
U.S. government agency securities	146,350	1,997	68	148,279
Total AFS securities	$972,858	$28,340	$218	$1,000,980
As of December 31, 2019
Federal agency	$34,998	$3	$243	$34,758
State & municipal	2,533	-	20	2,513
Mortgage-backed:
Government-sponsored enterprises	453,614	4,982	239	458,357
U.S. government agency securities	44,758	667	156	45,269
Collateralized mortgage obligations:
Government-sponsored enterprises	328,499	1,949	467	329,981
U.S. government agency securities	104,152	718	408	104,462
Total AFS securities	$968,554	$8,319	$1,533	$975,340

There was no allowance for credit losses on AFS securities as of the quarter ending March 31, 2020.

The components of net realized gains (losses) on the sale of AFS securities are as follows. These amounts were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings.

	Three Months Ended March 31,
(In thousands)	2020	2019
Gross realized gains	$3	$53
Gross realized (losses)	-	(152)
Net AFS realized gains (losses)	$3	$(99)

Included in net gains (losses) on AFS securities, the Company recorded gains from calls of approximately $3 thousand for the three months ended March 31, 2020 and approximately $4 thousand for the three months ended March 31, 2019.

The amortized cost, estimated fair value and unrealized gains (losses) of securities HTM are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2020
Mortgage-backed:
Government-sponsored enterprises	$151,588	$7,020	$-	$158,608
U.S. government agency securities	12,236	815	-	13,051
Collateralized mortgage obligations:
Government-sponsored enterprises	171,397	5,990	-	177,387
U.S. government agency securities	105,704	4,133	-	109,837
State & municipal	180,434	3,127	119	183,442
Total HTM securities	$621,359	$21,085	$119	$642,325
As of December 31, 2019
Mortgage-backed:
Government-sponsored enterprises	$149,448	$3,184	$155	$152,477
U.S. government agency securities	13,667	584	-	14,251
Collateralized mortgage obligations:
Government-sponsored enterprises	189,402	2,165	368	191,199
U.S. government agency securities	110,498	3,256	100	113,654
State & municipal	167,059	2,628	6	169,681
Total HTM securities	$630,074	$11,817	$629	$641,262

At March 31, 2020 and December 31, 2019, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and Government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of March 31, 2020.

AFS and HTM securities with amortized costs totaling $1.4 billion at March 31, 2020 and $1.3 billion December 31, 2019 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at March 31, 2020 and December 31, 2019, AFS and HTM securities with an amortized cost of $270.5 million and $189.8 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to gains and losses on equity securities:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net gains and losses recognized on equity securities	$(815)	$156
Less: Net gains and losses recognized during the period on equity securities sold during the period	-	-
Unrealized gains and losses recognized on equity securities still held	$(815)	$156

As of March 31, 2020 and December 31, 2019, the carrying value of equity securities without readily determinable fair values was $4.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of March 31, 2020 and 2019. There were impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three months ended March 31, 2020 and 2019.

The following table sets forth information with regard to contractual maturities of debt securities at March 31, 2020:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$473	$484
From one to five years	17,006	17,501
From five to ten years	146,941	151,270
After ten years	808,438	831,725
Total AFS debt securities	$972,858	$1,000,980
HTM debt securities:
Within one year	$26,569	$26,581
From one to five years	60,261	60,859
From five to ten years	159,181	164,806
After ten years	375,348	390,079
Total HTM debt securities	$621,359	$642,325

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities and Government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2020 and December 31, 2019.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded at March 31, 2020, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of March 31, 2020
AFS securities:
Mortgage-backed	$6,003	$(46)	3	$789	$(9)	2	$6,792	$(55)	5
Collateralized mortgage obligations	42,517	(120)	13	3,161	(43)	1	45,678	(163)	14
Total securities with unrealized losses	$48,520	$(166)	16	$3,950	$(52)	3	$52,470	$(218)	19

HTM securities:
State & municipal	$3,338	$(119)	4	$-	$-	-	$3,338	$(119)	4
Total securities with unrealized losses	$3,338	$(119)	4	$-	$-	-	$3,338	$(119)	4

As of December 31, 2019
AFS securities:
Federal agency	$14,891	$(109)	2	$9,866	$(134)	1	$24,757	$(243)	3
State & municipal	2,503	(20)	1	-	-	-	2,503	(20)	1
Mortgage-backed	67,986	(273)	21	37,745	(122)	16	105,731	(395)	37
Collateralized mortgage obligations	113,121	(316)	24	49,632	(559)	17	162,753	(875)	41
Total securities with unrealized losses	$198,501	$(718)	48	$97,243	$(815)	34	$295,744	$(1,533)	82

HTM securities:
Mortgage-backed	$-	$-	-	$25,370	$(155)	2	$25,370	$(155)	2
Collateralized mortgage obligations	18,040	(181)	3	22,389	(287)	5	40,429	(468)	8
State & municipal	2,257	(6)	4	-	-	-	2,257	(6)	4
Total securities with unrealized losses	$20,297	$(187)	7	$47,759	$(442)	7	$68,056	$(629)	14

The Company does not believe the AFS securities that were in an unrealized loss position as of March 31, 2020, which consisted of 19 individual securities, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of March 31, 2020, all of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. AIR on AFS debt securities totaled $2.1 million at March 31, 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

None of the bank’s HTM debt securities were past due or on non-accrual status as of the quarter ending March 31, 2020. There was no accrued interest reversed against interest income for the quarter ended March 31, 2020 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of March 31, 2020. 71% of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2020. The remaining HTM debt securities at March 31, 2020 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the CECL approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2020. AIR on HTM debt securities totaled $2.6 million at March 31, 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

5.	Allowance for Credit Losses and Credit Quality of Loans

As previously mentioned in Note 2 Summary of Significant Accounting Policies, the Company’s January 1, 2020 adoption of CECL resulted in a significant change to our methodology for estimating the allowance for credit losses since December 31, 2019. Portfolio segmentation has been redefined under CECL and therefore prior year tables are presented separately.

Allowance for Credit Losses

The Day 1 increase in the allowance for credit loss on loans relating to adoption of ASU 2016-13 was $3.0 million, which decreased retained earnings by $2.3 million and increased the deferred tax asset by $0.7 million. There were no new loans purchased with credit deterioration during the first quarter of 2020. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $54.0 million at March 31, 2020 and was excluded from the estimate of credit losses.

The Day 1 and March 31, 2020 the allowance for credit losses calculation incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverts to long-term economic conditions over a 4-quarter reversion period on a straight-line basis. The quantitative model incorporated a baseline economic outlook sourced from a reputable third-party that reflects continued economic deterioration, with unemployment peaking in the second quarter of 2020 and remaining elevated well above the pre-COVID-19 pandemic levels well into 2021 and a negative-GDP environment in the next quarter with a rebound that begins in the second half of 2020 and stabilizing in 2021. A short-term reduction in prepayment and curtailment speeds was also applied to more reasonably model payment behavior during the COVID-19 national emergency. Additionally, downside and upside scenarios were incorporated and weighted, along with the baseline outlook, to accommodate other potential economic conditions in the quantitative model. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2020. Additional adjustments for COVID-19 related factors were not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus, including direct payments to individuals, increased unemployment benefits, deferral/modification initiatives and various government-sponsored loan programs. These factors were considered through a separate quantitative process and incorporated into the estimate for allowance for credit losses at March 31, 2020.

The following table presents the activity in the allowance for credit losses by portfolio segment for the quarter ended March 31, 2020:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of January 1, 2020 (after adoption of ASC 326)	$27,156	$32,122	$16,721	$75,999
Charge-offs	(1,020)	(6,891)	(315)	(8,226)
Recoveries	228	2,235	124	2,587
Provision	15,848	10,080	3,712	29,640
Ending Balance as of March 31, 2020	$42,212	$37,546	$20,242	$100,000

The increase in the allowance for credit losses from Day 1 to March 31, 2020 was primarily due to macroeconomic factors surrounding the COVID-19 pandemic.

Individually Evaluated Loans

As of March 31, 2020, only one relationship was identified to be evaluated for loss on an individual basis which had an amortized cost basis of $4.2 million. This loan’s allowance for credit loss was $2.1 million and was determined by an estimate of the fair value of the collateral which consisted of business assets (accounts receivable, inventory and machinery and equipment).

The following table sets forth information with regard to past due and nonperforming loans by loan segment for the quarter ended March 31, 2020:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of March 31, 2020
Commercial Loans:
Commercial & Industrial	$2,273	$564	$-	$2,837	$7,176	$1,109,027	$1,119,040
Commercial Real Estate	5,954	305	-	6,259	9,256	2,326,295	2,341,810
Total Commercial Loans	$8,227	$869	$-	$9,096	$16,432	$3,435,322	$3,460,850
Consumer Loans:
Auto	$11,107	$1,952	$819	$13,878	$2,513	$1,134,651	$1,151,042
Other Consumer	3,592	1,835	1,200	6,627	70	616,211	622,908
Total Consumer Loans	$14,699	$3,787	$2,019	$20,505	$2,583	$1,750,862	$1,773,950
Residential	$5,833	$1,528	$261	$7,622	$10,957	$1,994,004	$2,012,583
Total Loans	$28,759	$6,184	$2,280	$37,223	$29,972	$7,180,188	$7,247,383

As of March 31, 2020, there were no loans in non-accrual without an allowance for credit losses.

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

Consumer and Residential Grading System

Consumer and Residential loans are graded as either Nonperforming or Performing.

Nonperforming

Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by vintage as of March 31, 2020:

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Commercial & Industrial
By Internally Assigned Grade:
Pass	$87,313	$245,200	$121,720	$63,276	$49,619	$49,841	$408,302	$22,633	$1,047,904
Special Mention	-	4,881	3,654	3,286	3,299	2,379	18,803	-	36,302
Substandard	541	2,002	10,926	3,317	619	6,168	6,856	27	30,456
Doubtful	-	-	-	979	-	3,399	-	-	4,378
Total Commercial & Industrial	$87,854	$252,083	$136,300	$70,858	$53,537	$61,787	$433,961	$22,660	$1,119,040

Commercial Real Estate
By Internally Assigned Grade:
Pass	$130,895	$458,228	$288,204	$392,223	$275,496	$551,128	$98,679	$24,003	$2,218,856
Special Mention	398	2,635	7,427	3,493	1,745	35,625	675	8,920	60,918
Substandard	-	121	6,441	3,436	3,796	38,975	9,267	-	62,036
Total Commercial & Industrial	$131,293	$460,984	$302,072	$399,152	$281,037	$625,728	$108,621	$32,923	$2,341,810

Auto
By Payment Activity:
Performing	$112,417	$411,824	$291,092	$196,440	$92,378	$43,534	$25	$-	$1,147,710
Nonperforming	41	903	1,207	556	615	10	-	-	3,332
Total Auto	$112,458	$412,727	$292,299	$196,996	$92,993	$43,544	$25	$-	$1,151,042

Other Consumer
By Payment Activity:
Performing	$67,233	$229,068	$170,909	$79,635	$26,131	$26,202	$22,450	$10	$621,638
Nonperforming	-	387	384	284	64	137	13	2	1,270
Total Other Consumer	$67,233	$229,455	$171,293	$79,919	$26,195	$26,339	$22,463	$12	$622,908

Residential
By Payment Activity:
Performing	$39,592	$223,715	$225,817	$196,901	$182,269	$798,850	$272,782	$61,439	$2,001,365
Nonperforming	21	291	537	1,405	303	8,588	-	73	11,218
Total Residential	$39,613	$224,006	$226,354	$198,306	$182,572	$807,438	$272,782	$61,512	$2,012,583

Total Loans	$438,451	$1,579,255	$1,128,318	$945,231	$636,334	$1,564,836	$837,852	$117,107	$7,247,383

Troubled Debt Restructuring

When the Company modifies a loan in a troubled debt restructuring, such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount. Residential and Consumer TDRs occurring during 2020 were due to the reduction in the interest rate or extension of the term.

An allowance for impaired commercial and consumer loans that have been modified in a TDR is measured based on the present value of the expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs. If management determines that the value of the modified loan is less than the recorded investment in the loan an impairment charge would be recorded.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The CARES Act, along with a joint agency statement issued by banking regulatory agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. The Company evaluated the short-term modification programs provided to its borrowers and has concluded the modifications were generally made to borrowers who were in good standing prior to the COVID-19 pandemic and the modifications were temporary and minor in nature and therefore do not qualify for designation as TDRs.

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended March 31, 2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer Loans:
Auto	1	$44	$44
Total Consumer Loans	1	$44	$44
Residential	7	$691	$735
Total Troubled Debt Restructurings	8	$735	$779

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended March 31, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment
Commercial Loans:
Commercial & Industrial	1	$387
Total Commercial Loans	1	$387
Residential	16	$803
Total Trouble Debt Restructurings	17	$1,190

Allowance for Loan Losses

Prior to the adoption of ASU 2016-13 on January 1, 2020, the Company’s calculated allowance for loan losses used the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following table illustrates the changes in the allowance for loan losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of December 31, 2018	$32,759	$37,178	$2,568	$72,505
Charge-offs	(747)	(7,433)	(274)	(8,454)
Recoveries	94	1,399	54	1,547
Provision	53	5,660	94	5,807
Ending Balance as of March 31, 2019	$32,159	$36,804	$2,442	$71,405

The following table illustrates the allowance for loan losses and the recorded investment by portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
As of December 31, 2019
Allowance for loan losses	$34,525	$35,647	$2,793	$72,965
Allowance for loans individually evaluated for impairment	-	-	-	-
Allowance for loans collectively evaluated for impairment	$34,525	$35,647	$2,793	$72,965
Ending balance of loans	$3,444,266	$2,246,676	$1,445,156	$7,136,098
Ending balance of originated loans individually evaluated for impairment	3,488	7,044	7,721	18,253
Ending balance of acquired loans collectively evaluated for impairment	115,266	23,733	125,879	264,878
Ending balance of originated loans collectively evaluated for impairment	$3,325,512	$2,215,899	$1,311,556	$6,852,967

The following tables set forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2019
Originated
Commercial Loans:
C&I	$1,227	$-	$-	$1,227	$1,177	$838,502	$840,906
CRE	3,576	-	-	3,576	4,847	1,941,143	1,949,566
Business Banking	794	162	-	956	7,035	530,537	538,528
Total Commercial Loans	$5,597	$162	$-	$5,759	$13,059	$3,310,182	$3,329,000
Consumer Loans:
Indirect Auto	$11,860	$2,108	$1,005	$14,973	$2,175	$1,176,487	$1,193,635
Specialty Lending	3,153	2,087	1,307	6,547	-	535,516	542,063
Direct	2,564	564	478	3,606	2,475	481,164	487,245
Total Consumer Loans	$17,577	$4,759	$2,790	$25,126	$4,650	$2,193,167	$2,222,943
Residential Real Estate	$1,179	$190	$663	$2,032	$5,872	$1,311,373	$1,319,277
Total Originated Loans	$24,353	$5,111	$3,453	$32,917	$23,581	$6,814,722	$6,871,220

Acquired
Commercial Loans:
C&I	$149	$-	$-	$149	$-	$19,215	$19,364
CRE	-	-	-	-	-	60,937	60,937
Business Banking	397	287	-	684	382	33,899	34,965
Total Commercial Loans	$546	$287	$-	$833	$382	$114,051	$115,266
Consumer Loans:
Direct	$136	$58	$-	$194	$105	$23,434	$23,733
Total Consumer Loans	$136	$58	$-	$194	$105	$23,434	$23,733
Residential Real Estate	$575	$20	$264	$859	$1,106	$123,914	$125,879
Total Acquired Loans	$1,257	$365	$264	$1,886	$1,593	$261,399	$264,878

Total Loans	$25,610	$5,476	$3,717	$34,803	$25,174	$7,076,121	$7,136,098

The following table provides information on impaired loans specifically evaluated for impairment:

	December 31, 2019
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
C&I	$76	$302	$
CRE	2,410	2,437
Business Banking	1,002	1,443
Total Commercial Loans	$3,488	$4,182
Consumer Loans:
Indirect Auto	$154	$242
Direct	6,862	8,335
Specialty Lending	28	28
Total Consumer Loans	$7,044	$8,605
Residential Real Estate	$7,721	$9,754
Total loans with no related allowance	$18,253	$22,541

Total Loans	$18,253	$22,541		$-

The following table summarizes the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	For the Three Months Ended
	March 31, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$462	$1
CRE	4,282	30
Business Banking	1,263	6
Total Commercial Loans	$6,007	$37
Consumer Loans:
Indirect Auto	$173	$2
Direct	7,716	98
Total Consumer Loans	$7,889	$100
Residential Real Estate	$7,166	$77
Total Originated	$21,062	$214

Total Loans	$21,062	$214

The following tables illustrate the Company’s credit quality by loan class:

(In thousands)	December 31, 2019
Originated
Commercial Credit Exposure By Internally Assigned Grade:	C&I	CRE	Total
Pass	$782,763	$1,868,678	$2,651,441
Special Mention	28,380	30,519	58,899
Substandard	29,257	50,369	79,626
Total	$840,906	$1,949,566	$2,790,472

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$524,725	$524,725
Classified	13,803	13,803
Total	$538,528	$538,528

Consumer Credit Exposure By Payment Activity:	Indirect Auto	Specialty Lending	Direct	Total
Performing	$1,190,455	$540,756	$484,292	$2,215,503
Nonperforming	3,180	1,307	2,953	7,440
Total	$1,193,635	$542,063	$487,245	$2,222,943

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$1,312,742	$1,312,742
Nonperforming	6,535	6,535
Total	$1,319,277	$1,319,277

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$17,801	$60,545	$78,346
Special Mention	1,269	-	1,269
Substandard	294	392	686
Total	$19,364	$60,937	$80,301

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$32,030	$32,030
Classified	2,935	2,935
Total	$34,965	$34,965

Consumer Credit Exposure
By Payment Activity:	Direct	Total
Performing	$23,628	$23,628
Nonperforming	105	105
Total	$23,733	$23,733

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$124,509	$124,509
Nonperforming	1,370	1,370
Total	$125,879	$125,879

The following table illustrates the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended March 31, 2019
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
C&I	1	$65	$65
Business Banking	2	388	388
Total Commercial Loans	3	$453	$453
Consumer Loans:
Indirect Auto	5	$74	$74
Direct	6	320	320
Total Consumer Loans	11	$394	$394
Residential Real Estate	6	$388	$405
Total Troubled Debt Restructurings	20	$1,235	$1,252

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended March 31, 2019
(Dollars in thousands)	Number of Contracts	Recorded Investment
Consumer Loans:
Indirect Auto	2	$17
Direct	10	600
Total Consumer Loans	12	$617
Residential Real Estate	8	$398
Total Troubled Debt Restructurings	20	$1,015

6.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at March 31, 2020. Benefits paid from the Plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds.

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

The Company made no voluntary contributions to the pension and other benefits plans during the three months ended March 31, 2020 and 2019.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Components of net periodic (benefit) cost:
Service cost	$446	$435	$2	$2
Interest cost	809	981	55	81
Expected return on plan assets	(2,105)	(1,873)	-	-
Net amortization	368	639	13	17
Total net periodic (benefit) cost	$(482)	$182	$70	$100

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Basic EPS:
Weighted average common shares outstanding	43,835	43,785
Net income available to common stockholders	$10,368	$29,127
Basic EPS	$0.24	$0.67

Diluted EPS:
Weighted average common shares outstanding	43,835	43,785
Dilutive effect of common stock options and restricted stock	295	296
Weighted average common shares and common share equivalents	44,130	44,081
Net income available to common stockholders	$10,368	$29,127
Diluted EPS	$0.23	$0.66

There were 1,500 stock options for the quarters ended March 31, 2020 and March 31, 2019, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

8.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of  AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2020
AFS securities:
(Gains) losses on AFS securities	$(3)	$99	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	173	167	Interest income
Tax effect	$(42)	$(67)	Income tax (benefit)
Net of tax	$128	$199

Cash flow hedges:
Net unrealized losses (gains) on cash flow hedges reclassified to interest expense	$10	$(799)	Interest expense
Tax effect	$(3)	$200	Income tax (benefit) expense
Net of tax	$7	$(599)

Pension and other benefits:
Amortization of net losses	$358	$634	Other noninterest expense
Amortization of prior service costs	23	22	Other noninterest expense
Tax effect	$(95)	$(164)	Income tax (benefit)
Net of tax	$286	$492

Total reclassifications, net of tax	$421	$92

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

As of March 31, 2020, the Company had sixteen risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. The fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounts to $387 thousand and $173 thousand, respectively as of March 31, 2020. As of December 31, 2019, the Company had fifteen risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. The fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounts to $112 thousand and $82 thousand, respectively. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements:

	March 31,	December 31,
(In thousands)	2020	2019
Derivatives Not Designated as Hedging Instruments:
Fair value adjustment included in other assets and other liabilities
Interest rate derivatives	$118,576	$41,650
Notional amount:
Interest rate derivatives	2,121,606	963,209
Risk participation agreements	108,701	97,614
Derivatives Designated as Hedging Instruments:
Fair value adjustment included in other assets
Interest rate derivatives	-	4
Fair value adjustment included in other liabilities
Interest rate derivatives	295	45
Notional amount:
Interest rate derivatives	25,000	50,000

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s short-term rate borrowings. During the next twelve months, the Company estimates that an additional $288 thousand will be reclassified from AOCI as a reduction to interest expense.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

	March 31,
(In thousands)	2020	2019
Derivatives Designated as Hedging Instruments:
Interest rate derivatives - included component
Amount of (loss) recognized in other comprehensive income	$(255)	$(170)
Amount of loss (gain) reclassified from AOCI into interest expense	10	(799)

The following table indicates the gain or loss recognized in income on derivatives not designating as a hedging relationship:

	March 31,
(In thousands)	2020	2019
Derivatives Not Designated as Hedging Instruments:
Decrease (Increase) in other income	$143	$(87)

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

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	March 31, 2020
Assets:
AFS securities:
State & municipal	$-	$2,619	$-	$2,619
Mortgage-backed	-	532,123	-	532,123
Collateralized mortgage obligations	-	466,238	-	466,238
Total AFS securities	$-	$1,000,980	$-	$1,000,980
Equity securities	22,378	4,000	-	26,378
Derivatives	-	118,963	-	118,963
Total	$22,378	$1,123,943	$-	$1,146,321

Liabilities:
Derivatives	$-	$119,044	$-	$119,044
Total	$-	$119,044	$-	$119,044

(In thousands)	Level 1	Level 2	Level 3	December 31, 2019
Assets:
AFS securities:
Federal agency	$-	$34,758	$-	$34,758
State & municipal	-	2,513	-	2,513
Mortgage-backed	-	503,626	-	503,626
Collateralized mortgage obligations	-	434,443	-	434,443
Total AFS securities	$-	$975,340	$-	$975,340
Equity securities	23,771	4,000	-	27,771
Derivatives	-	41,766	-	41,766
Total	$23,771	$1,021,106	$-	$1,044,877

Liabilities:
Derivatives	$-	$41,777	$-	$41,777
Total	$-	$41,777	$-	$41,777

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The only non-recurring fair value measurements recorded during the three month period ended March 31, 2020 and the year ended December 31, 2019 were related to impaired loans and write-downs of other real estate owned. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent  individually evaluated  loans are classified as Level 3.

As of March 31,2020, the Company had a collateral dependent individually evaluated loan with a carrying value of $4.2 million, which had an estimated allowance for credit loss of $2.1 million. As of December 31,2019 the Company had no collateral dependent loans.

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

		March 31, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$621,359	$642,325	$630,074	$641,262
Net loans	3	7,153,858	7,210,148	7,074,864	6,999,690
Financial liabilities:
Time deposits	2	$843,279	$847,284	$861,193	$858,085
Long-term debt	2	64,183	64,815	64,211	64,373
Junior subordinated debt	2	101,196	89,368	101,196	105,694

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial wealth operation that contributes net fee income annually. The wealth management operation is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities include the benefits resulting from the low-cost funding of deposit liabilities as compared to the cost of borrowing funds in the market and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value.

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $2.0 billion at March 31, 2020 and $1.9 billion at December 31, 2019.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are generally issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $34.9 million at March 31, 2020 and $34.5 million at December 31, 2019. As of March 31, 2020 and December 31, 2019, the fair value of the Company’s standby letters of credit was not significant.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly owned subsidiaries, including, NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019 for an understanding of the following discussion and analysis. Operating results for the three-month period ending March 31, 2020 are not necessarily indicative of the results of the full year ending December 31, 2020 or any future period.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, Economic Growth, Regulatory Relief, Consumer Protection Act of 2018, Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and regulatory pronouncements around CARES Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; (20) the adverse impact on the U.S. economy, including the markets in which we operate, of the novel coronavirus, which causes the Coronavirus disease 2019 (“COVID-19”), global pandemic; (21) the impact of a slowing U.S. economy and increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products; and (22) the Company’s success at managing the risks involved in the foregoing items.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company, its customers and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on the Company’s customers and demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, national and local economic activity, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

Critical Accounting Policies

The Company has identified policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses, pension accounting and provision for income taxes.

The allowance for credit losses consists of the allowance for credit losses and the reserve for unfunded commitments. As a result of the Company’s January 1, 2020, adoption of Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) and its related amendments, our methodology for estimating the reserve for credit losses changed significantly from December 31, 2019. The standard replaced the “incurred loss” approach with an “expected loss” approach known as current expected credit loss. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.” The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. The reserve for unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws.

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings.

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

The Company’s policies on the incurred method for the allowance for loan losses, pension accounting and provision for income taxes are disclosed in Note 1 to the consolidated financial statements presented in our 2019 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2019 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported. The Company’s policies on the CECL method for allowance for credit losses is presented in Note 2 to the unaudited interim consolidated finance statements in this Quarterly Report on Form 10-Q. Refer to Note 3 to the unaudited interim consolidated finance statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The Company’s results in the first quarter of 2020 have been impacted by the COVID-19 pandemic and the CECL accounting methodology, including the estimated impact of the COVID-19 pandemic on expected credit losses. The following information should be considered in connection with the Company’s results for the three months ended March 31, 2020:

●	Net income down 64% from both the first quarter and fourth quarter of 2019.
●	Diluted earnings per share down 65% from the first quarter of 2019.
●
Provision expense increased $23.6 million from the fourth quarter of 2019 primarily due to an increase in expected losses resulting from deterioration of the economic forecast due to the COVID-19 pandemic.

●	FTE net interest margin of 3.52%, down 12 basis points from the first quarter of 2019 but comparable to the fourth quarter of 2019.
●
Pre-provision net revenue, excluding securities gains (losses), for the first quarter was $42.5 million compared to $42.9 million from the previous quarter and $43.0 million in the first quarter of 2019[1]

●	Tangible equity ratio of 8.55%, up 49 basis points from the first quarter of 2019[2]

(1) Pre-provision net revenue is a Non-GAAP financial measure that management believes is useful in evaluating the underlying operating results of the Company excluding the volatility in loan loss provision due to CECL adoption and the impact of the COVID-19 pandemic.
	Three Months Ended March 31,
(In thousands)	2020	2019
Income before income tax expense	$12,083	$37,245
Add: Provision for loan losses	29,640	5,807
Pre-provision net revenue	$41,723	$43,052
Less: Net securities (losses) gains	(812)	57
Pre-provision net revenue excluding securities (losses) gains	$42,535	$42,995

(2) Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

COVID-19 Pandemic and Company Response

The year 2020 began with overall stable U.S. economic conditions that were significantly impacted by the COVID-19 pandemic and subsequent shut-down of non-essential business throughout the Company’s footprint. A prolonged global pandemic like COVID-19 could adversely affect our operations. While there was little impact of the COVID-19 pandemic in our March 31, 2020 results of operations, the ultimate effect of pandemic will depend on numerous factors that are highly uncertain including how long restrictions for business and individuals will last, further information around the severity of the virus itself, additional actions taken by federal, state and local governments to contain and treat COVID-19 and what, if any, additional government relief will be provided.

In response, the Company immediately formed an Executive Task Force and engaged its established Incident Response Team under its Business Continuity Plan to execute a comprehensive pandemic response plan. The Company has taken significant steps to address the needs of its customers impacted by COVID-19. The Company is providing payment relief for all its customers for 180 days or less, waiving associated late fees while not reporting these payment deferrals as late payments to the credit bureaus for all its consumer customers who were current prior to this event. The Company continues to responsibly lend to qualified consumer and commercial customers and designed special lending programs as well as participating in government sponsored relief programs to respond to customers’ needs during the pandemic. The Company has been a participant in the Small Business Administration’s Paycheck Protection Program. Through April 30, 2020, the Company processed over 1,650 loans totaling over $400 million, continues to participate in the program and anticipates funding of over $500 million before the second round of the program ends. The Company also anticipates in participating in the Main Street Funding Program as defined in the CARES Act when it’s launched.

The Company has taken further steps to address the safety of its employees and its customers:
●	Employees
-	90% of non-branch employees quickly deployed to work remotely.
-	New scheduling protocols implemented to optimize social distancing for branch staff, including drive-up/ATM and appointment-only banking.
-	Additional paid time off provided to address health and childcare needs.
-	Cross-training and redeployment programs directing staff resources to areas of greatest need.
-	Internal and external communication increased to address rapidly changing business environment and personal impact to employees.
●	Customers
-	82% of branches remain open for drive-up service and remaining branch staff redeployed to assist in other areas.
-	Leveraged technology tools such as robotic process automation for payment extension requests and onboarding loans; increased use of electronic signatures.
-	Digital communication channels significantly enhanced with dedicated webpages, emails and social media content.

Results of Operations

Net income for the three months ended March 31, 2020 was $10.4 million, down 64% from $29.0 million for the fourth quarter of 2019 and down 64% from $29.1 million for the first quarter of 2019. Diluted earnings per share for the three months ended March 31, 2020 was $0.23, as compared with $0.66 for the prior quarter, a decrease of 65%, and $0.66 for the first quarter of 2019, a decrease of 65%. Return on average assets (annualized) was 0.43% for the three months ended March 31, 2020 as compared to 1.20% for the prior quarter and 1.24% for the same period last year. Return on average equity (annualized) was 3.69% for the three months ended March 31, 2020 as compared to 10.36% for the prior quarter and 11.52% for the three months ended March 31, 2019. Return on average tangible common equity (annualized) was 5.24% for the three months ended March 31, 2020 as compared to 14.28% for the prior quarter and 16.45% for the three months ended March 31, 2019.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net income	$10,368	$29,127
Amortization of intangible assets (net of tax)	626	726
Net income, excluding intangible amortization	$10,994	$29,853

Average stockholders’ equity	$1,129,595	$1,025,753
Less: average goodwill and other intangibles	286,400	289,913
Average tangible common equity	$843,195	$735,840

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

Net interest income was $77.2 million for the first quarter of 2020, comparable to the previous quarter. The FTE net interest margin was 3.52% for the three months ended March 31, 2020, the same as the previous quarter. Interest income decreased $1.2 million, or 1.3%, as the yield on average interest-earning assets decreased 6 bps from the prior quarter to 4.07%, while average interest-earning assets of $8.9 billion increased slightly from the prior quarter. Interest expense was down $1.2 million, or 8.8%, as the cost of interest-bearing liabilities decreased 8 bps to 0.82% for the quarter ended March 31, 2020, driven by interest-bearing deposit costs decreasing 8 bps along with decreased short-term borrowings cost. The Federal Reserve lowered its target fed funds rate by 150 basis points in the first quarter of 2020.

Net interest income was $77.2 million for the first quarter of 2020, down $0.5 million, or 0.7%, from the first quarter of 2019. The FTE net interest margin of 3.52% was down 12 bps from the first quarter of 2019. Interest income decreased $1.9 million, or 2.1%, as the yield on average interest-earning assets decreased 21 bps from the same period in 2019, and average interest-earning assets increased $150.4 million, or 1.7%, primarily due to an increase in average loans. Interest expense decreased $1.4 million, as the cost of interest-bearing liabilities decreased 10 bps, driven by interest-bearing deposit costs decreasing 1 bp combined with a 49 basis point decrease in short-term borrowing costs due to Federal Reserve rate cuts.

Average Balances and Net Interest Income

The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	March 31, 2020			December 31, 2019			March 31, 2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$74,695	$238	1.28%	$51,613	$316	2.43%	$9,065	$91	4.07%
Securities available for sale (1) (3)	962,527	5,753	2.40%	942,302	5,639	2.37%	984,704	5,953	2.45%
Securities held to maturity (1) (3)	622,398	4,353	2.81%	651,305	4,488	2.73%	782,570	5,596	2.90%
Federal Reserve Bank and FHLB stock	39,784	591	5.97%	37,842	608	6.37%	49,152	793	6.54%
Loans (2) (3)	7,163,114	78,795	4.42%	7,055,288	79,874	4.49%	6,886,672	79,411	4.68%
Total interest-earning assets	$8,862,518	$89,730	4.07%	$8,738,350	$90,925	4.13%	$8,712,163	$91,844	4.28%
Other assets	885,570			861,909			795,585
Total assets	$9,748,088			$9,600,259			$9,507,748

Liabilities and Stockholders’ Equity
Money market deposit accounts	$2,101,306	$5,250	1.00%	$2,057,678	$6,002	1.16%	$1,804,053	$4,410	0.99%
NOW deposit accounts	1,086,205	283	0.10%	1,064,193	361	0.13%	1,135,213	438	0.16%
Savings deposits	1,276,285	181	0.06%	1,251,432	183	0.06%	1,252,042	177	0.06%
Time deposits	842,989	3,390	1.62%	853,353	3,635	1.69%	942,457	3,801	1.64%
Total interest-bearing deposits	$5,306,785	$9,104	0.69%	$5,226,656	$10,181	0.77%	$5,133,765	$8,826	0.70%
Short-term borrowings	533,516	1,797	1.35%	475,332	1,707	1.42%	712,306	3,237	1.84%
Long-term debt	64,194	393	2.46%	81,613	484	2.35%	73,707	422	2.32%
Junior subordinated debt	101,196	926	3.68%	101,196	1,021	4.00%	101,196	1,168	4.68%
Total interest-bearing liabilities	$6,005,691	$12,220	0.82%	$5,884,797	$13,393	0.90%	$6,020,974	$13,653	0.92%
Demand deposits	2,398,307			2,406,563			2,309,531
Other liabilities	214,495			199,674			151,490
Stockholders’ equity	1,129,595			1,109,225			1,025,753
Total liabilities and stockholders’ equity	$9,748,088			$9,600,259			$9,507,748
Net interest income (FTE)		$77,510			$77,532			$78,191
Interest rate spread			3.25%			3.23%			3.36%
Net interest margin (FTE)			3.52%			3.52%			3.64%
Taxable equivalent adjustment		$329			$349			$500
Net interest income		$77,181			$77,183			$77,691

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

Three Months Ended March 31,	Increase (Decrease) 2020 over 2019
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$249	$(102)	$147
Securities available for sale	(107)	(93)	(200)
Securities held to maturity	(1,084)	(159)	(1,243)
Federal Reserve Bank and FHLB stock	(139)	(63)	(202)
Loans	3,423	(4,039)	(616)
Total FTE interest income	$2,342	$(4,456)	$(2,114)
Money market deposit accounts	$776	$64	$840
NOW deposit accounts	(18)	(137)	(155)
Savings deposits	5	(1)	4
Time deposits	(372)	(39)	(411)
Short-term borrowings	(701)	(739)	(1,440)
Long-term debt	(55)	26	(29)
Junior subordinated debt	-	(242)	(242)
Total FTE interest expense	$(365)	$(1,068)	$(1,433)
Change in FTE net interest income	$2,707	$(3,388)	$(681)

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2020	2019
Service charges on deposit accounts	$3,997	$4,236
ATM and debit card fees	5,854	5,525
Retirement plan administration fees	7,941	7,734
Wealth management	7,273	6,563
Insurance	4,269	4,744
Bank owned life insurance	1,374	1,377
Net securities (losses) gains	(812)	57
Other	5,527	3,585
Total noninterest income	$35,423	$33,821

Noninterest income for the three months ended March 31, 2020 was $35.4 million, down $0.8 million, or 2.3%, from the prior quarter and up $1.6 million, or 4.7%, from the first quarter of 2019. Excluding net securities (losses) gains, noninterest income for the three months ended March 31, 2020 would have been $36.2 million, up $0.2 million, or 0.5% from the prior quarter and up $2.5 million, or 7.3% from the first quarter of 2019. Excluding net securities (losses) gains, the increase from the prior quarter was primarily driven by seasonally higher insurance revenues and retirement plan fees that were offset by lower swap fees. Excluding net securities (losses) gains, the increase from the first quarter of 2019 was primarily due to a $1.5 million increase in swap fees in other noninterest income and higher wealth management income partly reduced by lower insurance agency seasonal revenues.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2020	2019
Salaries and employee benefits	$40,750	$39,356
Occupancy	5,995	6,275
Data processing and communications	4,233	4,414
Professional fees and outside services	3,897	3,668
Equipment	4,642	4,757
Office supplies and postage	1,636	1,591
FDIC expenses	311	1,017
Advertising	609	503
Amortization of intangible assets	834	968
Loan collection and other real estate owned, net	1,017	785
Other	6,957	5,126
Total noninterest expense	$70,881	$68,460

Noninterest expense for the three months ended March 31, 2020 was $70.9 million, up $0.6 million, or 0.8%, from the prior quarter and up $2.4 million, or 3.5%, from the first quarter of 2019. The increase from the prior quarter was primarily due to a $1.2 million increase in salaries and employee benefits expense driven by seasonally higher payroll taxes and stock-based compensation expense combined with an increase in other noninterest expense due to a $2.0 million increase in unfunded loan commitments reserve as a result of the CECL adoption in the first quarter of 2020. These were partially offset by a $0.7 million decrease in pension costs. The increase from the first quarter of 2019 was driven by increases in other noninterest expense and salary and employee benefits expense which were partially offset by a decrease in FDIC expenses. Other noninterest expense increased due to the previously mentioned increase in the unfunded loan commitments reserve and salaries and employee benefits expense increased from the first quarter of 2019 primarily due to merit increases, higher number of employees, one additional business day and higher medical costs. FDIC expense was lower in the first quarter of 2020 due to the FDIC insurance assessment credit. The remaining portion of the FDIC insurance assessment credit was used in the first quarter of 2020.

Income Taxes

Income tax expense for the three months ended March 31, 2020 was $1.7 million, down $6.5 million, from the prior quarter and down $6.4 million from the first quarter of 2019. The effective tax rate of 14.2% for the first quarter of 2020 was down from 22.0% for the fourth quarter of 2019 and down from 21.8% for the first quarter of 2019. The decrease in income tax expense from the prior quarter and from the first quarter of 2019 was due to a lower level of taxable income as a result of the COVID-19 pandemic and CECL implementation.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $15.5 million, or 1.0%, from December 31, 2019 to March 31, 2020. The securities portfolio represents 16.6% of total assets as of March 31, 2020 as compared to 16.8% of total assets as of December 31, 2019.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2020	December 31, 2019
Mortgage-backed securities:
With maturities 15 years or less	24%	25%
With maturities greater than 15 years	14%	12%
Collateral mortgage obligations	45%	45%
Municipal securities	11%	10%
U.S. agency notes	4%	6%
Equity securities	2%	2%
Total	100%	100%

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

Loans

A summary of loans, net of deferred fees and origination costs, by type (1) for the periods indicated follows:

(In thousands)	March 31, 2020	December 31, 2019
Commercial	$1,338,609	$1,302,209
Commercial real estate	2,242,139	2,142,057
Residential real estate	1,446,676	1,445,156
Indirect auto	1,184,888	1,193,635
Specialty lending	539,378	542,063
Home equity	431,536	444,082
Other consumer	64,157	66,896
Total loans	$7,247,383	$7,136,098

(1) Loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans increased by $111.3 million, at March 31, 2020 from December 31, 2019. Loan growth in the first three months of 2020 resulted from growth in the commercial real estate, commercial and residential real estate portfolios partly offset by run-off in our consumer portfolios. Total loans represent approximately 72.8% of assets as of March 31, 2020, as compared to 73.4% as of December 31, 2019.

Allowance for Credit Losses, Provision for Loan Losses and Nonperforming Assets

Management considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy given the degree of judgment exercised in evaluating the level of the allowance required to estimate expected credit losses over the expected contractual life of our loan portfolio and the material effect that such judgments can have on the consolidated results of operations.

As a result of our January 1, 2020, adoption of CECL and its related amendments, our methodology for estimating the reserve for credit losses changed significantly from December 31, 2019. The Company recorded a net decrease to retained earnings of $4.3 million as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13. The transition adjustment includes a $3.0 million impact due to the allowance for credit losses on loans, $2.8 million impact due to the allowance for unfunded commitments reserve, and $1.5 million impact to the deferred tax asset. After a thorough consideration and validation of the factors discussed in Note 2 to the Company’s unaudited interim consolidated financial statements included in this Form 10-Q, required additions or reductions to the allowance for credit losses are made periodically by charges or credits to the provision for loan losses. These are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall loss expected over the contractual life of the loan portfolio. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. Management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

The allowance for credit losses totaled $100.0 million at March 31, 2020, compared to $73.0 million at December 31, 2019 and $71.4 million at March 31, 2019. The allowance for credit losses as a percentage of loans was 1.38% at March 31, 2020, compared to 1.02% at December 31, 2019 and 1.04% at March 31, 2019. The provision for loan losses was $29.6 million for the three months ended March 31, 2020, compared to $5.8 million for the three months ended March 31, 2019. Net charge-offs totaled $5.6 million during the three months ended March 31, 2020, compared to net charge-offs of $6.9 million during the three months ended March 31, 2019. The higher provision for loan losses in the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 was driven by implementation of CECL, which uses an economic forecast that now includes the impact of the COVID-19 pandemic. The unfunded commitment reserve increased $1.9 million from the January 1,2020 adoption date of CECL to $5.6 million due to an increase in unfunded loan commitments and the increase in expected losses due to the deterioration of the economic forecast. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

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

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$14,675	49%	$12,379	49%
Residential real estate	8,081	27%	5,233	21%
Consumer	3,577	12%	4,046	16%
Troubled debt restructured loans	3,639	12%	3,516	14%
Total nonaccrual loans	$29,972	100%	$25,174	100%

Loans 90 days or more past due and still accruing:
Residential real estate	$261	11%	$927	25%
Consumer	2,019	89%	2,790	75%
Total loans 90 days or more past due and still accruing	$2,280	100%	$3,717	100%

Total nonperforming loans	$32,252		$28,891
OREO	2,384		1,458
Total nonperforming assets	$34,636		$30,349

Total nonperforming loans to total loans	0.45%		0.40%
Total nonperforming assets to total assets	0.35%		0.31%
Allowance for credit losses to total nonperforming loans	310.06%		252.55%

Nonperforming loans to total loans was 0.45% at March 31, 2020, up 5 bps from 0.40% for the prior quarter and up 3 bp from 0.42% at March 31, 2019. Past due loans as a percentage of total loans were 0.51% at March 31, 2020, up from 0.49% at December 31, 2019 and down from 0.52% at March 31, 2019. The increase in nonperforming loans resulted primarily from one commercial credit of $4.2 million.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The CARES Act, along with a joint agency statement issued by banking regulatory agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. The Company evaluated the short-term modification programs provided to its borrowers and has concluded the modifications were generally made to borrowers who were in good standing prior to the COVID-19 pandemic and the modifications were temporary and minor in nature and therefore do not qualify for designation as TDRs. As of April 30, 2020, 13.7% of total loans outstanding were in payment deferral programs, of which 74% are commercial borrowers and 26% are consumer borrowers.

In addition to nonperforming loans discussed above, the Company has also identified approximately $80.3 million in potential problem loans at March 31, 2020 as compared to $84.1 million at December 31, 2019. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $7.9 billion at March 31, 2020, up $276.8 million, or 3.6%, from December 31, 2019. Total average deposits increased $261.8 million, or 3.5%, from the same period last year. The growth was driven primarily by growth in interest bearing deposits of $173.0 million, or 3.4%, due to growth in money market deposit account (“MMDA”) and savings accounts, combined with a $88.8 million, or 3.8% increase in demand deposits.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $548.9 million at March 31, 2020 compared to $655.3 million at December 31, 2019. The notional value of interest rate swaps hedging cash flow related to short-term borrowings totaled $25.0 million at March 31, 2020 and $50.0 million at December 31, 2019. Long-term debt was $64.2 million at March 31, 2020 and December 31, 2019.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders’ equity of $1.1 billion represented 11.17% of total assets at March 31, 2020 compared with $1.1 billion, or 11.53% as of December 31, 2019. Stockholders’ equity was consistent with December 31, 2019 as net income of $10.4 million for the three months ending March 31, 2020 and an increase in accumulated other comprehensive income of $16.2 million was offset by dividends declared of $23.6 million during the period and a $4.3 million negative adjustment due to the adoption of CECL.

The Company repurchased 263,507 shares of common stock during the first quarter of 2020 at a weighted average price of $30.25 excluding commissions under a previously announced plan. As of March 31, 2020, there were 736,493 shares available for repurchase under this plan authorized on October 28, 2019 and set to expire on December 31, 2021. The Company suspended repurchases during the quarter and does not expect to repurchase additional shares at this time.

The Board of Directors considers the Company’s earnings position and earnings potential when making dividend decisions. The Board of Directors approved a second-quarter 2020 cash dividend of $0.27 per share at a meeting held on March 23, 2020. The dividend will be paid on June 15, 2020 to stockholders of record as of June 1, 2020.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2020 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	March 31, 2020	December 31, 2019
Tier 1 leverage ratio	10.02%	10.33%
Common equity tier 1 capital ratio	10.90%	11.29%
Tier 1 capital ratio	12.14%	12.56%
Total risk-based capital ratio	13.36%	13.52%
Cash dividends as a percentage of net income	227.93%	38.02%
Per common share:
Book value	$25.52	$25.58
Tangible book value (1)	$18.96	$19.03
Tangible equity ratio (2)	8.55%	8.84%

(1) Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2) Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

In March 2020, the Office of Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. Under the modified CECL transition provision, the regulatory capital impact of the January 1, 2020 CECL adoption date adjustment to the allowance for credit losses (after-tax) has been deferred and will phase into regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, the Company is allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, will also phase into regulatory capital at 25% per year commencing January 1, 2022. The Company adopted the capital transition relief over the permissible five-year period.

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

The primary tool utilized by ALCO to manage interest rate risk is earnings at risk modeling (interest rate sensitivity analysis). Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates are uploaded into the model to create an ending balance sheet. In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet. Three additional models are run in which a gradual increase of 200 bps, a gradual increase of 100 bps and a gradual decrease of 100 bps takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario. The Company also runs other interest rate scenarios to highlight potential interest rate risks.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets (particularly LIBOR-based loans) repricing downward faster than the interest-bearing liabilities that remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a slight decline from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the + 200/+100/-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2020 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(In basis points)	net interest income
+200	0.61%
+100	1.83%
-100	(0.54%)

The Company anticipates that the trajectory of net interest income will depend significantly on the depth and duration of the current economic downturn. In response to the economic impact of the pandemic, the federal funds rate was reduced by 150 bps in March 2020, and term interest rates fell sharply across the yield curve. The Company has reduced deposit rates and expects to make further reductions in the second quarter. With deposit rates approaching their lower bound, the Company will focus on managing asset yields in order to maintain the net interest margin. Competitive pressure may limit the Company’s ability to maintain asset yields in the current environment, however.

Liquidity Risk

Liquidity involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. ALCO is responsible for liquidity management and has developed guidelines, which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies, regular monitoring of liquidity and testing of the contingent liquidity plan. Requirements change as loans grow, deposits and securities mature and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.

The primary liquidity measurement the Company utilizes is called the “Basic Surplus”, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At March 31, 2020, the Company’s Basic Surplus measurement was 15.6% of total assets or approximately $1.6 billion as compared to the December 31, 2019 Basic Surplus of 15.8% or $1.5 billion and was above the Company’s minimum of 5% (calculated at $497.7 million and $485.8 million, of period end total assets at March 31, 2020 and December 31, 2019, respectively) set forth in its liquidity policies.

At March 31, 2020 and December 31, 2019, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $514.8 million and $585.8 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.3 billion at March 31, 2020 and $1.2 billion at December 31, 2019. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $571.0 million and $627.6 million at March 31, 2020 and December 31, 2019, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to purchase brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.5 billion at March 31, 2020 and $1.4 billion at December 31, 2019. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans. At March 31, 2020 and December 31, 2019, the Bank had the capacity to borrow $821.1 million and $837.3 million, respectively, from this program. The Company’s internal policies authorize borrowings up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $1.9 billion at March 31, 2020 and $1.8 billion at December 31, 2019.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considered its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2020. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Significant monetary and fiscal policy actions taken by the federal government may help mitigate these risks. Enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the COVID-19 pandemic including increasing the frequency of monitoring and adding additional sources of liquidity.

At March 31, 2020, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At March 31, 2020, approximately $129.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective.

Effective January 1, 2020, the Company adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company’s 2019 Annual Report on Form 10-K.

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A of our 2019 Annual Report on Form 10-K, except as described below.

The ongoing coronavirus (“COVID-19”) pandemic is adversely impacting the Company and our customers, counterparties, employees and third-party service providers. Further, the COVID-19 pandemic could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and the adverse impacts on our business, financial position, results of operations and prospects could be significant.

The Company’s business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The COVID-19 global public health crisis and the resulting “stay-at-home” orders have resulted in widespread volatility, severe disruptions in the U.S. economy at large, and for small businesses in particular, and deterioration in household, business, economic and market conditions. The extent of the impact of the COVID-19 pandemic and actions taken in response to the pandemic on our capital, liquidity and other financial positions and on our business, results of operations and prospects will depend on a number of evolving factors, including:

●
The duration, extent, and severity of the pandemic. The COVID-19 pandemic does not yet appear to be contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict.

●
The effects on our customers, counterparties, employees and third-party service providers. COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, our credit, operational and other risks are generally expected to increase.

●
The effects on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional and local economies and markets could suffer disruptions that are lasting. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect our results of operations and financial condition.

Additionally, if the COVID-19 pandemic has an adverse effect on (i) customer deposits, (ii) the ability of our borrowers to satisfy their obligations to us, (iii) the demand for our loans or our other products and services, (iv) other aspects of our business operations, or (v) on financial markets, real estate markets, or economic growth, this could, depending on the extent of the decline in customer deposits or loan defaults, materially and adversely affect our liquidity and financial condition and our results of operations could be materially and adversely affected.

The Company is unable to estimate the impact of the COVID-19 pandemic on our business and operations at this time. The global pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, further reduced demand for our products and services and other negative impacts on our financial position, results of operations and prospects. Sustained adverse effects may also prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements or result in downgrades in our credit ratings.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plans(1)
1/1/20 - 1/31/20	-	$-	-	1,000,000
2/1/20 - 2/29/20	-	-	-	1,000,000
3/1/20 - 3/31/20	263,507	30.28	263,507	736,493
Total	263,507	$30.28	263,507	736,493

(1) The Company purchased 263,507 shares of its common stock during the first quarter of 2020 at an average price of $30.28 per share under a previously announced plan. As of March 31, 2020, there were 736,493 shares available for repurchase under this plan announced on October 28, 2019 and set to expire on December 31, 2021. The Company suspended repurchases during the quarter and does not expect to repurchase additional shares at this time.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 11th day of May 2020.

NBT BANCORP INC.

By:	/s/ John V. Moran
John V. Moran
Executive Vice President
Chief Financial Officer