Form 10-Q
period 2020-06-30
NBT BANCORP INC
filed 2020-08-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020.

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

As of July 31, 2020, there were 43,611,338 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q-Quarter Ended June 30, 2020

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2020	2019
(In thousands, except share and per share data)
Assets
Cash and due from banks	$171,264	$170,595
Short-term interest bearing accounts	528,228	46,248
Equity securities, at fair value	29,223	27,771
Securities available for sale, at fair value	1,108,443	975,340
Securities held to maturity (fair value $623,022 and $641,262, respectively)	599,164	630,074
Federal Reserve and Federal Home Loan Bank stock	32,536	44,620
Loans held for sale	16,147	11,731
Loans	7,627,991	7,136,098
Less allowance for loan losses (1)	113,500	72,965
Net loans	$7,514,491	$7,063,133
Premises and equipment, net	74,558	75,631
Goodwill	280,541	274,769
Intangible assets, net	13,413	12,020
Bank owned life insurance	183,976	181,748
Other assets	295,200	202,245
Total assets	$10,847,184	$9,715,925
Liabilities
Demand (noninterest bearing)	$3,107,528	$2,414,383
Savings, NOW and money market	5,000,504	4,312,244
Time	707,859	861,193
Total deposits	$8,815,891	$7,587,820
Short-term borrowings	339,656	655,275
Long-term debt	64,154	64,211
Subordinated debt, net	97,982	-
Junior subordinated debt	101,196	101,196
Other liabilities	285,653	187,026
Total liabilities	$9,704,532	$8,595,528
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2020 and December 31, 2019	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at June 30, 2020 and December 31, 2019; issued 49,651,493 at June 30, 2020 and December 31, 2019	497	497
Additional paid-in-capital	577,197	576,708
Retained earnings	703,322	696,214
Accumulated other comprehensive income (loss)	2,488	(19,026)
Common stock in treasury, at cost, 6,043,143 and 5,854,882 shares at June 30, 2020 and December 31, 2019, respectively	(140,852)	(133,996)
Total stockholders’ equity	$1,142,652	$1,120,397
Total liabilities and stockholders’ equity	$10,847,184	$9,715,925

(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$77,270	$81,271	$155,998	$160,592
Securities available for sale	5,600	6,031	11,353	11,953
Securities held to maturity	3,926	5,089	8,017	10,306
Other	650	842	1,479	1,726
Total interest, fee and dividend income	$87,446	$93,233	$176,847	$184,577
Interest expense
Deposits	$4,812	$10,234	$13,916	$19,060
Short-term borrowings	972	2,760	2,769	5,997
Long-term debt	393	471	786	893
Subordinated debt	128	-	128	-
Junior subordinated debt	695	1,141	1,621	2,309
Total interest expense	$7,000	$14,606	$19,220	$28,259
Net interest income	$80,446	$78,627	$157,627	$156,318
Provision for loan losses (1)	18,840	7,277	48,480	13,084
Net interest income after provision for loan losses	$61,606	$71,350	$109,147	$143,234
Noninterest income
Service charges on deposit accounts	$2,529	$4,224	$6,526	$8,460
ATM and debit card fees	6,136	6,156	11,990	11,681
Retirement plan administration fees	9,214	7,836	17,155	15,570
Wealth management	6,823	7,122	14,096	13,685
Insurance	3,292	3,547	7,561	8,291
Bank owned life insurance income	1,381	1,186	2,755	2,563
Net securities gains (losses)	180	(69)	(632)	(12)
Other	5,456	4,239	10,983	7,824
Total noninterest income	$35,011	$34,241	$70,434	$68,062
Noninterest expense
Salaries and employee benefits	$39,717	$38,567	$80,467	$77,923
Occupancy	5,065	5,443	11,060	11,718
Data processing and communications	4,079	4,693	8,312	9,107
Professional fees and outside services	3,403	3,359	7,300	7,027
Equipment	4,779	4,518	9,421	9,275
Office supplies and postage	1,455	1,577	3,091	3,168
FDIC expense	993	949	1,304	1,966
Advertising	322	641	931	1,144
Amortization of intangible assets	883	893	1,717	1,861
Loan collection and other real estate owned, net	728	961	1,745	1,746
Other	3,916	4,630	10,873	9,756
Total noninterest expense	$65,340	$66,231	$136,221	$134,691
Income before income tax expense	$31,277	$39,360	$43,360	$76,605
Income tax expense	6,564	8,805	8,279	16,923
Net income	$24,713	$30,555	$35,081	$59,682
Earnings per share
Basic	$0.57	$0.70	$0.80	$1.36
Diluted	$0.56	$0.69	$0.80	$1.35

(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In thousands)
Net income	$24,713	$30,555	$35,081	$59,682
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains arising during the period, gross	$6,433	$13,391	$27,772	$24,427
Tax effect	(1,608)	(3,348)	(6,943)	(6,107)
Unrealized net holding gains arising during the period, net	$4,825	$10,043	$20,829	$18,320

Reclassification adjustment for net (gains) losses in net income, gross	$-	$-	$(3)	$99
Tax effect	-	-	1	(25)
Reclassification adjustment for net (gains) losses in net income, net	$-	$-	$(2)	$74

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$165	$199	$338	$366
Tax effect	(42)	(50)	(85)	(92)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$123	$149	$253	$274

Total securities available for sale, net	$4,948	$10,192	$21,080	$18,668

Cash flow hedges:
Unrealized (losses) on derivatives (cash flow hedges), gross	$(19)	$(314)	$(274)	$(484)
Tax effect	5	78	69	121
Unrealized (losses) on derivatives (cash flow hedges), net	$(14)	$(236)	$(205)	$(363)

Reclassification of net unrealized losses (gains) on cash flow hedges to interest (income), gross	$81	$(738)	$91	$(1,537)
Tax effect	(20)	185	(23)	385
Reclassification of net unrealized losses (gains) on cash flow hedges to interest (income), net	$61	$(553)	$68	$(1,152)

Total cash flow hedges, net	$47	$(789)	$(137)	$(1,515)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$381	$657	$762	$1,313
Tax effect	(96)	(164)	(191)	(328)
Amortization of prior service cost and actuarial losses, net	$285	$493	$571	$985

Total pension and other benefits, net	$285	$493	$571	$985

Total other comprehensive income	$5,280	$9,896	$21,514	$18,138
Comprehensive income	$29,993	$40,451	$56,595	$77,820

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at March 31, 2020	$497	$577,080	$678,611	$(2,792)	$(141,217)	$1,112,179
Net income	-	-	24,713	-	-	24,713
Cash dividends - $0.00 per share	-	-	(2)	-	-	(2)
Net issuance of 20,905 shares to employee and other stock plans	-	(517)	-	-	365	(152)
Stock-based compensation	-	634	-	-	-	634
Other comprehensive income	-	-	-	5,280	-	5,280
Balance at June 30, 2020	$497	$577,197	$703,322	$2,488	$(140,852)	$1,142,652

Balance at March 31, 2019	$497	$575,944	$627,556	$(34,932)	$(135,010)	$1,034,055
Net income	-	-	30,555	-	-	30,555
Cash dividends - $0.00 per share	-	-	(4)	-	-	(4)
Net issuance of 29,525 shares to employee and other stock plans	-	(713)	-	-	471	(242)
Stock-based compensation	-	563	-	-	-	563
Other comprehensive income	-	-	-	9,896	-	9,896
Balance at June 30, 2019	$497	$575,794	$658,107	$(25,036)	$(134,539)	$1,074,823

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2019	$497	$576,708	$696,214	$(19,026)	$(133,996)	$1,120,397
Net income	-	-	35,081	-	-	35,081
Cumulative effect adjustment for ASU 2016-13 implementation	-	-	(4,339)	-	-	(4,339)
Cash dividends - $0.54 per share	-	-	(23,634)	-	-	(23,634)
Purchase of 263,507 treasury shares	-	-	-	-	(7,980)	(7,980)
Net issuance of 75,246 shares to employee and other stock plans	-	(2,820)	-	-	1,124	(1,696)
Stock-based compensation	-	3,309	-	-	-	3,309
Other comprehensive income	-	-	-	21,514	-	21,514
Balance at June 30, 2020	$497	$577,197	$703,322	$2,488	$(140,852)	$1,142,652

Balance at December 31, 2018	$497	$575,466	$621,203	$(43,174)	$(136,083)	$1,017,909
Net income	-	-	59,682	-	-	59,682
Cash dividends - $0.52 per share	-	-	(22,778)	-	-	(22,778)
Net issuance of 96,445 shares to employee and other stock plans	-	(2,812)	-	-	1,544	(1,268)
Stock-based compensation	-	3,140	-	-	-	3,140
Other comprehensive income	-	-	-	18,138	-	18,138
Balance at June 30, 2019	$497	$575,794	$658,107	$(25,036)	$(134,539)	$1,074,823

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2020	2019
(In thousands)
Operating activities
Net income	$35,081	$59,682
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	48,480	13,084
Depreciation and amortization of premises and equipment	4,952	4,732
Net amortization on securities	1,596	1,619
Amortization of intangible assets	1,717	1,861
Amortization of operating lease right-of use assets	3,702	3,590
Excess tax benefit on stock-based compensation	(178)	(311)
Stock-based compensation expense	3,309	3,140
Bank owned life insurance income	(2,755)	(2,563)
Amortization of subordinated debt issuance costs	17	-
Proceeds from sale of loans held for sale	101,286	65,099
Originations of loans held for sale	(106,381)	(73,562)
Net gains on sale of loans held for sale	(829)	(256)
Net security losses	632	12
Net gains on sale of other real estate owned	(85)	(155)
Net change in other assets and other liabilities	(13,502)	(14,151)
Net cash provided by operating activities	$77,042	$61,821
Investing activities
Net cash used in acquisitions	$(3,899)	$-
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	148,658	136,764
Proceeds from sales	-	26,203
Purchases	(255,143)	(120,812)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	116,022	88,299
Proceeds from sales	996	-
Purchases	(86,209)	(49,482)
Equity securities:
Purchases	-	(34)
Other:
Net increase in loans	(502,382)	(89,334)
Proceeds from Federal Home Loan Bank stock redemption	48,672	98,869
Purchases of Federal Home Loan Bank stock	(36,588)	(91,636)
Proceeds from settlement of bank owned life insurance	527	-
Purchases of premises and equipment, net	(3,586)	(2,582)
Proceeds from sales of other real estate owned	777	739
Net cash used in investing activities	$(572,155)	$(3,006)
Financing activities
Net increase in deposits	$1,228,071	$225,495
Net decrease in short-term borrowings	(315,619)	(262,330)
Proceeds from issuance subordinated debt	100,000	-
Payment of subordinated debt issuance costs	(2,035)	-
Proceeds from issuance of long-term debt	-	10,598
Repayments of long-term debt	(57)	(55)
Proceeds from the issuance of shares to employee and other stock plans	184	172
Cash paid by employer for tax-withholdings on stock issuance	(1,168)	(1,440)
Purchase of treasury stock	(7,980)	-
Cash dividends	(23,634)	(22,778)
Net cash provided by (used in) financing activities	$977,762	$(50,338)
Net increase in cash and cash equivalents	$482,649	$8,477
Cash and cash equivalents at beginning of period	216,843	180,955
Cash and cash equivalents at end of period	$699,492	$189,432

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$19,985	$27,596
Income taxes paid, net of refund	4,157	13,074
Noncash investing activities:
Loans transferred to other real estate owned	$1,017	$346
Acquisitions:
Fair value of assets acquired	$3,328	$-

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2020

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

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, the southern coastal Maine area. and now entering Connecticut. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers.

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

The following table illustrates the portfolio and class segments for the Company’s loan portfolio in 2020:

Portfolio Segment	Class
Commercial Loans	Commercial & Industrial Paycheck Protection Plan Commercial Real Estate
Consumer Loans	Auto Other Consumer
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

Paycheck Protection Program (“PPP”) – Section 1102 of the CARES Act created the Paycheck Protection Program, a program administered by the Small Business Administration (the “SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. The Company has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for six months of the loan. The PPP commenced on April 3, 2020 and is available to qualified borrowers through August 8, 2020, or as long as the appropriated funding is available. No collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees. The Company began accepting applications from qualified borrowers on April 3, 2020 and as of June 30, 2020 processed approximately 3,000 loans totaling over $547 million in relief.

Commercial Real Estate (“CRE”) – The Company offers CRE loans to finance real estate purchases, refinancing’s, expansions and improvements to commercial and agricultural properties. CRE loans are loans that are secured by liens on the real estate, which may include both owner-occupied and nonowner- occupied properties, such as apartments, commercial structures, health care facilities and other facilities. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property. Government loan guarantees may be obtained to provide further support for agricultural property.

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

After quantitative considerations, management applies additional qualitative adjustments so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date. Qualitative considerations include limitations inherent in the quantitative model; trends experienced in nonperforming and delinquent loans; changes in value of underlying collateral; changes in lending policies and procedures; nature and composition of loans; portfolio concentrations that may affect loss experience across one or more components of the portfolio; the experience, ability and depth of lending management and staff; the Company’s credit review system; and the effect of external factors; such as competition, legal and regulatory requirements.

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

State and municipal bonds carry a Moody’s rating of A to AAA. In addition, the Company has a limited amount of New York state local municipal bonds that are not rated. The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and considers historical credit loss information, current conditions and reasonable and supportable forecasts. Given the rarity of municipal defaults and losses, the Company utilized Moody’s Municipal Loss Forecast Model as the sole source of municipal default and loss rates which provides decades of data across all municipal sectors and geographies. As with the loan portfolio, cash flows are forecast over a 6-quarter period under various, weighted economic conditions, with a reversion to long-term average economic conditions over a 4-quarter period on a straight-line basis. Management may exercise discretion to make adjustments based on environmental factors. As of March 31, 2020 and June 30, 2020, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of March 31, 2020 and June 30, 2020, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Accrued Interest Receivable

Upon adoption of CECL on January 1, 2020, the Company made the following elections regarding accrued interest receivable: (1) presented accrued interest receivable balances separately within other assets balance sheet line item; (2) excluded interest receivable that is included in amortized cost of financing receivables from related disclosures requirements and (3) continued our policy to write off accrued interest receivable by reversing interest income. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore the amount of such write offs are immaterial. For loans given short-term loan modifications to assist borrowers during the COVID-19 national emergency, this accounting policy would not apply as the length of time between interest recognition and the write-off of uncollectible interest could exceed 120 days. Therefore, the Company estimated an allowance for credit losses for accrued interest receivable related to loans with short-term modifications due to the pandemic. Historically, the Company has not experienced uncollectible accrued interest receivable on investment securities.

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

On March 22, 2020, a statement was issued by the Company’s banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the recent coronavirus (“COVID-19”) pandemic. Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring as defined by GAAP from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, the Company is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are not material. As of June 30, 2020, there were $1.0 billion in loans in modification programs related to COVID-19.

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

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2020
Federal agency	$45,588	$39	$23	$45,604
State & municipal	2,529	160	-	2,689
Mortgage-backed:
Government-sponsored enterprises	445,055	19,285	-	464,340
U.S. government agency securities	49,967	2,283	9	52,241
Collateralized mortgage obligations:
Government-sponsored enterprises	382,562	8,340	4	390,898
U.S. government agency securities	138,187	4,352	5	142,534
Corporate	10,000	137	-	10,137
Total AFS securities	$1,073,888	$34,596	$41	$1,108,443
As of December 31, 2019
Federal agency	$34,998	$3	$243	$34,758
State & municipal	2,533	-	20	2,513
Mortgage-backed:
Government-sponsored enterprises	453,614	4,982	239	458,357
U.S. government agency securities	44,758	667	156	45,269
Collateralized mortgage obligations:
Government-sponsored enterprises	328,499	1,949	467	329,981
U.S. government agency securities	104,152	718	408	104,462
Total AFS securities	$968,554	$8,319	$1,533	$975,340

There was no allowance for credit losses on AFS securities as of the quarter ending June 30, 2020.

The components of net realized gains (losses) on the sale of AFS securities are as follows. These amounts were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings. There were no sales of AFS securities during the three months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
(In thousands)	2020	2019
Gross realized gains	$3	$53
Gross realized (losses)	-	(152)
Net AFS realized gains (losses)	$3	$(99)

Included in net gains (losses) on AFS securities, the Company recorded gains from calls of approximately $3 thousand and $4 thousand for the six months ended June 30, 2020 and 2019, respectively. There were no recorded gains from calls on AFS securities included in net gains (losses) from sales transactions for the three months ended June 30, 2020 and 2019.

The amortized cost, estimated fair value and unrealized gains (losses) of securities HTM are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2020
Mortgage-backed:
Government-sponsored enterprises	$144,556	$5,886	$-	$150,442
U.S. government agency securities	12,220	938	-	13,158
Collateralized mortgage obligations:
Government-sponsored enterprises	145,235	5,445	-	150,680
U.S. government agency securities	105,862	5,447	-	111,309
State & municipal	191,291	6,152	10	197,433
Total HTM securities	$599,164	$23,868	$10	$623,022
As of December 31, 2019
Mortgage-backed:
Government-sponsored enterprises	$149,448	$3,184	$155	$152,477
U.S. government agency securities	13,667	584	-	14,251
Collateralized mortgage obligations:
Government-sponsored enterprises	189,402	2,165	368	191,199
U.S. government agency securities	110,498	3,256	100	113,654
State & municipal	167,059	2,628	6	169,681
Total HTM securities	$630,074	$11,817	$629	$641,262

At June 30, 2020 and December 31, 2019, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and Government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of June 30, 2020.

Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $4 thousand for the three and six months ended June 30, 2020. There were no recorded gains from calls on HTM securities included in net realized gains (losses) for the three and six months ended June 30, 2019.

During the three and six months ended June 30, 2020, the Company sold HTM securities with an amortized cost of $1.0 million and resulted in a realized loss of $1 thousand. Due to significant deterioration in the creditworthiness of the issuer of the HTM securities, the circumstances caused the Company to change its intent to hold the HTM securities sold to maturity, which did not affect the Company’s intent to hold the remainder of the HTM portfolio to maturity. There were no sales of HTM securities in the three and six month periods ended June 30, 2019

AFS and HTM securities with amortized costs totaling $1.3 billion at June 30, 2020 and December 31, 2019 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at June 30, 2020 and December 31, 2019, AFS and HTM securities with an amortized cost of $249.8 million and $189.8 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and losses on equity securities:

	Three Months Ended June 30,
(In thousands)	2020	2019
Net gains and (losses) recognized on equity securities	$177	$(69)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	-	-
Unrealized gains and (losses) recognized on equity securities still held	$177	$(69)

	Six Months Ended June 30,
(In thousands)	2020	2019
Net gains and (losses) recognized on equity securities	$(638)	$87
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	-	-
Unrealized gains and (losses) recognized on equity securities still held	$(638)	$87

As of June 30, 2020 and December 31, 2019, the carrying value of equity securities without readily determinable fair values was $4.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of June 30, 2020 and 2019. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and six months ended June 30, 2020 and 2019.

The following tables set forth information with regard to contractual maturities of debt securities at June 30, 2020:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$1,137	$1,179
From one to five years	19,997	20,682
From five to ten years	201,736	208,054
After ten years	851,018	878,528
Total AFS debt securities	$1,073,888	$1,108,443
HTM debt securities:
Within one year	$19,161	$19,190
From one to five years	59,201	60,404
From five to ten years	147,566	154,845
After ten years	373,236	388,583
Total HTM debt securities	$599,164	$623,022

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities and Government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2020 and December 31, 2019.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded at June 30, 2020, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of June 30, 2020
AFS securities:
Federal agency	$19,965	$(23)	2	$-	$-	-	$19,965	$(23)	2
Mortgage-backed	46	-	2	779	(9)	2	825	(9)	4
Collateralized mortgage obligations	583	(5)	1	3,043	(4)	1	3,626	(9)	2
Total securities with unrealized losses	$20,594	$(28)	5	$3,822	$(13)	3	$24,416	$(41)	8

HTM securities:
State & municipal	$990	$(10)	1	$-	$-	-	$990	$(10)	1
Total securities with unrealized losses	$990	$(10)	1	$-	$-	-	$990	$(10)	1

As of December 31, 2019
AFS securities:
Federal agency	$14,891	$(109)	2	$9,866	$(134)	1	$24,757	$(243)	3
State & municipal	2,503	(20)	1	-	-	-	2,503	(20)	1
Mortgage-backed	67,986	(273)	21	37,745	(122)	16	105,731	(395)	37
Collateralized mortgage obligations	113,121	(316)	24	49,632	(559)	17	162,753	(875)	41
Total securities with unrealized losses	$198,501	$(718)	48	$97,243	$(815)	34	$295,744	$(1,533)	82

HTM securities:
Mortgage-backed	$-	$-	-	$25,370	$(155)	2	$25,370	$(155)	2
Collateralized mortgage obligations	18,040	(181)	3	22,389	(287)	5	40,429	(468)	8
State & municipal	2,257	(6)	4	-	-	-	2,257	(6)	4
Total securities with unrealized losses	$20,297	$(187)	7	$47,759	$(442)	7	$68,056	$(629)	14

The Company does not believe the AFS securities that were in an unrealized loss position as of June 30, 2020, which consisted of 8 individual securities, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of June 30, 2020, all of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. AIR on AFS debt securities totaled $2.6 million at June 30, 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

None of the bank’s HTM debt securities were past due or on non-accrual status as of the quarter ending June 30, 2020. There was no accrued interest reversed against interest income for the quarter ended June 30, 2020 as all securities remained on accrual status. In addition, there were no collateral dependent HTM debt securities as of June 30, 2020. 68% of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2020. The remaining HTM debt securities at June 30, 2020 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the CECL approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2020. AIR on HTM debt securities totaled $2.3 million at June 30, 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

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

There were no new loans purchased with credit deterioration during the six months ended June 30, 2020. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $26.8 million at June 30, 2020 and was included in the allowance for loan credit losses to estimate the impact of accrued interest receivable related to loans with short-term modifications due to the pandemic as the length of time between interest recognition and the write-off of uncollectible interest could exceed 120 days which exempts these loans from our policy election for accrued interest receivable. The estimated allowance for credit losses related to AIR at June 30, 2020 was $1.1 million.

The Day 1, March 31, 2020 and June 30, 2020 allowance for credit losses calculations incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverted to long-term economic conditions over a 4-quarter reversion period on a straight-line basis.

The quantitative model as of Day 1 incorporated a baseline economic outlook sourced from a reputable third-party that reflected economic conditions over the forecast period that were fairly consistent with current conditions at December 31, 2019. Additionally, downside and upside scenarios were incorporated and weighted, along with the baseline outlook, to accommodate other potential economic conditions in the quantitative model. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of Day 1.

The quantitative model as of March 31, 2020 incorporated a baseline economic outlook sourced from a reputable third-party that reflected continued economic deterioration, with unemployment peaking in the second quarter of 2020 and remaining elevated well above the pre-COVID-19 pandemic levels into 2021 and a near-term negative GDP environment with a rebound beginning in the second half of 2020 and stabilizing in 2021. A short-term reduction in prepayment and curtailment speeds was also applied to more reasonably model payment behavior during the COVID-19 national emergency. Additionally, downside and upside scenarios were incorporated and weighted, along with the baseline outlook, to accommodate other potential economic conditions in the quantitative model. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2020. Additional adjustments for COVID-19 related factors were not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus, including direct payments to individuals, increased unemployment benefits, deferral/modification initiatives and various government-sponsored loan programs. These factors were considered through a separate quantitative process and incorporated into the estimate for allowance for credit losses at March 31, 2020.

The quantitative model as of June 30, 2020 incorporated a baseline economic outlook sourced from a reputable third-party that reflected continued economic deterioration from the March 31, 2020 forecasts, with unemployment peaking in the quarter of the measurement but sharply improving in the third quarter 2020, while remaining elevated well above the pre-COVID-19 pandemic levels for the entire forecast period and into 2023; GDP is forecast to rebound strongly in the third quarter 2020 followed by moderately negative growth in the fourth quarter 2020 with increasing growth through 2022 and stabilization in 2023. A short-term reduction in prepayment and curtailment speeds was also applied to more reasonably model payment behavior during the COVID-19 national emergency. Additionally, downside and upside scenarios were incorporated and weighted, along with the baseline outlook, to accommodate other potential economic conditions in the quantitative model. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2020. Additional adjustments for COVID-19 related factors were not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus, including direct payments to individuals, increased unemployment benefits, deferral/modification initiatives and various government-sponsored loan programs. The commercial & industrial and consumer segment models were based upon percent change in unemployment, with forecast values as of June 30, 2020, well outside the observed historical experience. Therefore, adjustment was required to produce outputs more aligned with default expectations given the forecast economic environment. These factors were considered through a separate quantitative process and incorporated into the estimate for allowance for credit losses at June 30, 2020.

The following tables present the activity in the allowance for credit losses by portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of March 31, 2020	$42,212	$37,546	$20,242	$100,000
Charge-offs	(709)	(6,178)	(490)	(7,377)
Recoveries	113	1,810	114	2,037
Provision	8,770	6,916	3,154	18,840
Ending Balance as of June 30, 2020	$50,386	$40,094	$23,020	$113,500

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of January 1, 2020 (after adoption of ASC 326)	$27,156	$32,122	$16,721	$75,999
Charge-offs	(1,729)	(13,069)	(805)	(15,603)
Recoveries	341	4,045	238	4,624
Provision	24,618	16,996	6,866	48,480
Ending Balance as of June 30, 2020	$50,386	$40,094	$23,020	$113,500

The increase in the allowance for credit losses from Day 1 to March 31, 2020 and June 30, 2020 was primarily due to macroeconomic factors surrounding the COVID-19 pandemic.

Individually Evaluated Loans

As of June 30, 2020, there were no relationships identified to be evaluated for loss on an individual basis. As of March 31, 2020, only one relationship was identified to be evaluated for loss on an individual basis which had an amortized cost basis of  $4.2 million. This loan’s allowance for credit loss was $2.1 million and was determined by an estimate of the fair value of the collateral which consisted of business assets (accounts receivable, inventory and machinery and equipment). As of Day 1, there were no relationships identified to be evaluated for loss on an individual basis.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of June 30, 2020
Commercial Loans:
Commercial & Industrial	$550	$39	$90	$679	$2,992	$1,125,180	$1,128,851
Commercial Real Estate	371	1,197	-	1,568	8,550	2,325,876	2,335,994
Paycheck Protection Plan	-	-	-	-	-	510,097	510,097
Total Commercial Loans	$921	$1,236	$90	$2,247	$11,542	$3,961,153	$3,974,942
Consumer Loans:
Auto	$6,012	$1,418	$673	$8,103	$2,452	$1,038,232	$1,048,787
Other Consumer	3,310	1,546	1,042	5,898	243	586,108	592,249
Total Consumer Loans	$9,322	$2,964	$1,715	$14,001	$2,695	$1,624,340	$1,641,036
Residential	$4,688	$1,238	$252	$6,178	$11,330	$1,994,505	$2,012,013
Total Loans	$14,931	$5,438	$2,057	$22,426	$25,567	$7,579,998	$7,627,991

As of June 30, 2020, there were no loans in non-accrual without an allowance for credit losses.

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

Commercial Grading System

For C&I, PPP and CRE loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available. This includes comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment and management. C&I and CRE loans are graded Doubtful, Substandard, Special Mention and Pass.  The increase in non-pass credits from December 31, 2019 was primarily due to the Company’s proactive approach to downgrade loans that were both in payment deferral due to the COVID-19 pandemic and in higher risk industries such as entertainment, restaurants, retail, healthcare and accommodations.

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

Pass

Loans graded as Pass encompass all loans not graded as Doubtful, Substandard or Special Mention. Pass loans are in compliance with loan covenants and payments are generally made as agreed. Pass loans range from superior quality to fair quality.  Pass loans also include any portion of a government guaranteed loan, including PPP loans.

Consumer and Residential Grading System

Consumer and Residential loans are graded as either Nonperforming or Performing.

Nonperforming

Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing or 2) on nonaccrual status.

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by vintage:

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Commercial & Industrial
By Internally Assigned Grade:
Pass	$188,416	$215,181	$109,174	$61,336	$46,937	$42,658	$361,229	$976	$1,025,907
Special Mention	700	16,231	7,001	5,833	4,111	3,923	30,708	-	68,507
Substandard	1,186	3,574	9,791	3,336	1,147	6,468	8,715	1	34,218
Doubtful	-	-	-	219	-	-	-	-	219
Total Commercial & Industrial	$190,302	$234,986	$125,966	$70,724	$52,195	$53,049	$400,652	$977	$1,128,851

Commercial Real Estate
By Internally Assigned Grade:
Pass	$241,844	$395,753	$263,881	$320,976	$225,572	$452,302	$82,421	$703	$1,983,452
Special Mention	3,221	45,851	38,192	57,295	41,079	65,378	10,713	-	261,729
Substandard	196	4,528	6,197	3,976	4,597	60,062	11,257	-	90,813
Total Commercial Real Estate	$245,261	$446,132	$308,270	$382,247	$271,248	$577,742	$104,391	$703	$2,335,994

Paycheck Protection Plan
By Internally Assigned Grade:
Pass	$510,097	$-	$-	$-	$-	$-	$-	$-	$510,097
Total Paycheck Protection Plan	$510,097	$-	$-	$-	$-	$-	$-	$-	$510,097

Auto
By Payment Activity:
Performing	$134,078	$381,783	$261,558	$164,661	$73,374	$30,184	$24	$-	$1,045,662
Nonperforming	69	872	1,169	576	439	-	-	-	3,125
Total Auto	$134,147	$382,655	$262,727	$165,237	$73,813	$30,184	$24	$-	$1,048,787

Other Consumer
By Payment Activity:
Performing	$107,544	$196,607	$153,420	$70,130	$21,537	$22,642	$19,065	$18	$590,963
Nonperforming	148	231	330	263	178	124	12	-	1,286
Total Other Consumer	$107,692	$196,838	$153,750	$70,393	$21,715	$22,766	$19,077	$18	$592,249

Residential
By Payment Activity:
Performing	$109,485	$229,947	$235,193	$198,283	$179,197	$766,771	$266,042	$15,514	$2,000,432
Nonperforming	34	485	651	1,365	351	8,695	-	-	11,581
Total Residential	$109,519	$230,432	$235,844	$199,648	$179,548	$775,466	$266,042	$15,514	$2,012,013

Total Loans	$1,297,018	$1,491,043	$1,086,557	$888,249	$598,519	$1,459,207	$790,186	$17,212	$7,627,991

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

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer Loans:
Auto	-	$-	$-	1	$44	$44
Total Consumer Loans	-	$-	$-	1	$44	$44
Residential	7	$269	$294	14	$960	$1,029
Total Troubled Debt Restructurings	7	$269	$294	15	$1,004	$1,073

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Loans:
Commercial & Industrial	-	$-	1	$387
Commercial Real Estate	1	168	1	168
Total Commercial Loans	1	$168	2	$555
Residential	26	$1,505	38	$2,192
Total Troubled Debt Restructurings	27	$1,673	40	$2,747

Allowance for Loan Losses

Prior to the adoption of ASU 2016-13 on January 1, 2020, the Company’s calculated allowance for loan losses used the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following table illustrates the changes in the allowance for loan losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of March 31, 2019	$32,159	$36,804	$2,442	$71,405
Charge-offs	(1,171)	(6,927)	(334)	(8,432)
Recoveries	118	1,742	55	1,915
Provision	2,046	4,915	316	7,277
Ending Balance as of June 30, 2019	$33,152	$36,534	$2,479	$72,165

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of December 31, 2018	$32,759	$37,178	$2,568	$72,505
Charge-offs	(1,918)	(14,360)	(608)	(16,886)
Recoveries	212	3,141	109	3,462
Provision	2,099	10,575	410	13,084
Ending Balance as of June 30, 2019	$33,152	$36,534	$2,479	$72,165

The following table illustrates the allowance for loan losses and the recorded investment by portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
As of December 31, 2019
Allowance for loan losses	$34,525	$35,647	$2,793	$72,965
Allowance for loans individually evaluated for impairment	-	-	-	-
Allowance for loans collectively evaluated for impairment	$34,525	$35,647	$2,793	$72,965
Ending balance of loans	$3,444,266	$2,246,676	$1,445,156	$7,136,098
Ending balance of originated loans individually evaluated for impairment	3,488	7,044	7,721	18,253
Ending balance of acquired loans collectively evaluated for impairment	115,266	23,733	125,879	264,878
Ending balance of originated loans collectively evaluated for impairment	$3,325,512	$2,215,899	$1,311,556	$6,852,967

The following tables set forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2019
Originated
Commercial Loans:
C&I	$1,227	$-	$-	$1,227	$1,177	$838,502	$840,906
CRE	3,576	-	-	3,576	4,847	1,941,143	1,949,566
Business Banking	794	162	-	956	7,035	530,537	538,528
Total Commercial Loans	$5,597	$162	$-	$5,759	$13,059	$3,310,182	$3,329,000
Consumer Loans:
Indirect Auto	$11,860	$2,108	$1,005	$14,973	$2,175	$1,176,487	$1,193,635
Specialty Lending	3,153	2,087	1,307	6,547	-	535,516	542,063
Direct	2,564	564	478	3,606	2,475	481,164	487,245
Total Consumer Loans	$17,577	$4,759	$2,790	$25,126	$4,650	$2,193,167	$2,222,943
Residential Real Estate	$1,179	$190	$663	$2,032	$5,872	$1,311,373	$1,319,277
Total Originated Loans	$24,353	$5,111	$3,453	$32,917	$23,581	$6,814,722	$6,871,220

Acquired
Commercial Loans:
C&I	$149	$-	$-	$149	$-	$19,215	$19,364
CRE	-	-	-	-	-	60,937	60,937
Business Banking	397	287	-	684	382	33,899	34,965
Total Commercial Loans	$546	$287	$-	$833	$382	$114,051	$115,266
Consumer Loans:
Direct	$136	$58	$-	$194	$105	$23,434	$23,733
Total Consumer Loans	$136	$58	$-	$194	$105	$23,434	$23,733
Residential Real Estate	$575	$20	$264	$859	$1,106	$123,914	$125,879
Total Acquired Loans	$1,257	$365	$264	$1,886	$1,593	$261,399	$264,878

Total Loans	$25,610	$5,476	$3,717	$34,803	$25,174	$7,076,121	$7,136,098

The following table provides information on impaired loans specifically evaluated for impairment:

	December 31, 2019
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
C&I	$76	$302	$
CRE	2,410	2,437
Business Banking	1,002	1,443
Total Commercial Loans	$3,488	$4,182
Consumer Loans:
Indirect Auto	$154	$242
Direct	6,862	8,335
Specialty Lending	28	28
Total Consumer Loans	$7,044	$8,605
Residential Real Estate	$7,721	$9,754
Total	$18,253	$22,541

Total Loans	$18,253	$22,541		$-

The following table summarizes the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$326	$-	$383	$1
CRE	4,212	31	4,248	61
Business Banking	1,090	5	1,159	11
Total Commercial Loans	$5,628	$36	$5,790	$73
Consumer Loans:
Indirect Auto	$221	$4	$198	$6
Direct	7,553	98	7,636	196
Total Consumer Loans	$7,774	$102	$7,834	$202
Residential Real Estate	$7,455	$82	$7,323	$159
Total Originated	$20,857	$220	$20,947	$434

Total Loans	$20,857	$220	$20,947	$434

The following tables illustrate the Company’s credit quality by loan class:

(In thousands)	As of December 31, 2019
Originated
Commercial Credit Exposure By Internally Assigned Grade:	C&I	CRE	Total
Pass	$782,763	$1,868,678	$2,651,441
Special Mention	28,380	30,519	58,899
Substandard	29,257	50,369	79,626
Doubtful	506	-	506
Total	$840,906	$1,949,566	$2,790,472

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$524,725	$524,725
Classified	13,803	13,803
Total	$538,528	$538,528

Consumer Credit Exposure By Payment Activity:	Indirect Auto	Specialty Lending	Direct	Total
Performing	$1,190,455	$540,756	$484,292	$2,215,503
Nonperforming	3,180	1,307	2,953	7,440
Total	$1,193,635	$542,063	$487,245	$2,222,943

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$1,312,742	$1,312,742
Nonperforming	6,535	6,535
Total	$1,319,277	$1,319,277

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$17,801	$60,545	$78,346
Special Mention	1,269	-	1,269
Substandard	294	392	686
Total	$19,364	$60,937	$80,301

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$32,030	$32,030
Classified	2,935	2,935
Total	$34,965	$34,965

Consumer Credit Exposure
By Payment Activity:	Direct	Total
Performing	$23,628	$23,628
Nonperforming	105	105
Total	$23,733	$23,733

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$124,509	$124,509
Nonperforming	1,370	1,370
Total	$125,879	125,879

The following table illustrates the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
C&I	-	$-	$-	1	$65	$65
Business Banking	-	-	-	2	388	388
Total Commercial Loans	-	$-	$-	3	$453	$453
Consumer Loans:
Indirect Auto	4	$60	$60	9	$134	$134
Direct	2	68	77	8	388	398
Total Consumer Loans	6	$128	$137	17	$522	$532
Residential Real Estate	2	$369	$381	8	$757	$786
Total Troubled Debt Restructurings	8	$497	$518	28	$1,732	$1,771

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Consumer Loans:
Indirect Auto	-	$-	2	$17
Direct	14	496	19	958
Total Consumer Loans	14	$496	21	$975
Residential Real Estate	8	$429	13	$644
Total Troubled Debt Restructurings	22	$925	34	$1,619

6.	Subordinated Debt

On June 23, 2020, the Company issued $100.0 million aggregate principal amount of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualifies as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated notes issuance costs of $2.0 million are being amortized on a straight line basis into interest expense over five years.

The Company may redeem the subordinated notes (i) in whole or in part beginning with the interest payment date of July 1, 2025, and on any interest payment date thereafter or (ii) in whole but not in part upon the occurrence of a “Tax Event”, a “Tier 2 Capital Event” or in the event the Company is required to register as an investment company pursuant to the Investment Company Act of 1940, as amended. The redemption price for any redemption is 100% of the principal amount of the subordinated notes being redeemed, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the subordinated notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations, including capital regulations.

The following table summarizes the Company’s subordinated debt:

(Dollars in thousands)	June 30, 2020
Subordinated notes issued June 2020 – fixed interest rate of 5.00% through June 2025 and a variable interest rate equivalent to three-month SOFR plus 4.85% thereafter, maturing July 1, 2030	$100,000
Unamortized debt issuance costs	(2,018)
Total subordinated debt, net	$97,982

7.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at June 30, 2020. Benefits paid from the plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds.

In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives of Alliance Financial Corporation (“Alliance”) when the Company acquired Alliance.

These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits”.

In addition, the Company provides certain health care benefits for retired employees. Benefits were accrued over the employees’ active service period. Only employees that were employed by the Company on or before January 1, 2000 are eligible to receive post-retirement health care benefits. In addition, the Company assumed post-retirement medical life insurance benefits for certain Alliance employees, retirees and their spouses, if applicable, in the Alliance acquisition. These post-retirement benefits are referred to herein as “Other Benefits”.

The Company made no voluntary contributions to the pension and other benefits plans during the three and six months ended June 30, 2020 and 2019.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Components of net periodic (benefit) cost:
Service cost	$446	$435	$2	$2
Interest cost	809	981	55	81
Expected return on plan assets	(2,105)	(1,873)	-	-
Net amortization	368	639	13	18
Total net periodic (benefit) cost	$(482)	$182	$70	$101

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Components of net periodic (benefit) cost:
Service cost	$892	$870	$4	$4
Interest cost	1,618	1,962	110	162
Expected return on plan assets	(4,210)	(3,746)	-	-
Net amortization	736	1,278	26	35
Total net periodic (benefit) cost	$(964)	$364	$140	$201

The service cost component of the net periodic (benefit) cost is included in Salaries and Employee Benefits and the interest cost, expected return on plan assets and net amortization components are included in Other Noninterest Expense on the unaudited interim consolidated statements of income.

8.	Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive stock options and restricted stock units).

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended June 30,
(In thousands, except per share data)	2020	2019
Basic EPS:
Weighted average common shares outstanding	43,637	43,809
Net income available to common stockholders	$24,713	$30,555
Basic EPS	$0.57	$0.70

Diluted EPS:
Weighted average common shares outstanding	43,637	43,809
Dilutive effect of common stock options and restricted stock	291	311
Weighted average common shares and common share equivalents	43,928	44,120
Net income available to common stockholders	$24,713	$30,555
Diluted EPS	$0.56	$0.69

	Six Months Ended June 30,
(In thousands, except per share data)	2020	2019
Basic EPS:
Weighted average common shares outstanding	43,735	43,797
Net income available to common stockholders	$35,081	$59,682
Basic EPS	$0.80	$1.36

Diluted EPS:
Weighted average common shares outstanding	43,735	43,797
Dilutive effect of common stock options and restricted stock	291	300
Weighted average common shares and common share equivalents	44,026	44,097
Net income available to common stockholders	$35,081	$59,682
Diluted EPS	$0.80	$1.35

There were 3,250 stock options for the three and six months ended June 30, 2020, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,500 stock options for the three and six months ended  June 30, 2019, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

9.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified From AOCI		Affected Line Item in the Consolidated Statement of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	June 30, 2020	June 30, 2019
AFS securities:
Amortization of unrealized gains related to securities transfer	$165	$199	Interest income
Tax effect	$(42)	$(50)	Income tax (benefit)
Net of tax	$123	$149

Cash flow hedges:
Net unrealized losses (gains) on cash flow hedges reclassified to interest expense	$81	$(738)	Interest expense
Tax effect	$(20)	$185	Income tax (benefit) expense
Net of tax	$61	$(553)

Pension and other benefits:
Amortization of net losses	$358	$633	Other noninterest expense
Amortization of prior service costs	23	24	Other noninterest expense
Tax effect	$(96)	$(164)	Income tax (benefit)
Net of tax	$285	$493

Total reclassifications, net of tax	$469	$89

Detail About AOCI Components	Amount Reclassified From AOCI		Affected Line item in the Consolidated Statement of Comprehensive Income (Loss)
	Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019
AFS securities:
(Gains) losses on AFS securities	$(3)	$99	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	338	366	Interest income
Tax effect	$(84)	$(117)	Income tax (benefit)
Net of tax	$251	$348

Cash flow hedges:
Net unrealized losses (gains) on cash flow hedges reclassified to interest expense	$91	$(1,537)	Interest expense
Tax effect	$(23)	$385	Income tax (benefit) expense
Net of tax	$68	$(1,152)

Pension and other benefits:
Amortization of net losses	$716	$1,267	Other noninterest expense
Amortization of prior service costs	46	46	Other noninterest expense
Tax effect	$(191)	$(328)	Income tax (benefit)
Net of tax	$571	$985

Total reclassifications, net of tax	$890	$181

10.	Derivative Instruments and Hedging Activities

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

As of June 30, 2020, the Company had sixteen risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. The fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $387 thousand and $169 thousand, respectively as of June 30, 2020. As of December 31, 2019, the Company had fifteen risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. The fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $112 thousand and $82 thousand, respectively. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements:

	June 30,	December 31,
(In thousands)	2020	2019
Derivatives Not Designated as Hedging Instruments:
Fair value adjustment included in other assets and other liabilities
Interest rate derivatives	$128,581	$41,650
Notional amount:
Interest rate derivatives	2,243,737	963,209
Risk participation agreements	110,289	97,614
Derivatives Designated as Hedging Instruments:
Fair value adjustment included in other assets
Interest rate derivatives	-	4
Fair value adjustment included in other liabilities
Interest rate derivatives	236	45
Notional amount:
Interest rate derivatives	25,000	50,000

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s short-term rate borrowings. During the next twelve months, the Company estimates that an additional $226 thousand will be reclassified from AOCI as a reduction to interest expense.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Derivatives Designated as Hedging Instruments:
Interest rate derivatives - included component
Amount of (loss) recognized in other comprehensive income	$(19)	$(314)	$(274)	$(484)
Amount of loss (gain) reclassified from AOCI into interest expense	81	(738)	91	(1,537)

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Derivatives Not Designated as Hedging Instruments:
(Decrease) increase in other income	$(4)	$19	$(147)	$106

11.	Fair Value Measurements and Fair Value of Financial Instruments

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	June 30, 2020
Assets:
AFS securities
Federal agency	$-	$45,604	$-	$45,604
State & municipal	-	2,689	-	2,689
Mortgage-backed	-	516,581	-	516,581
Collateralized mortgage obligations	-	533,432	-	533,432
Corporate	-	10,137	-	10,137
Total AFS securities	$-	$1,108,443	$-	$1,108,443
Equity securities	25,223	4,000	-	29,223
Derivatives	-	128,968	-	128,968
Total	$25,223	$1,241,411	$-	$1,266,634

Liabilities:
Derivatives	$-	$128,986	$-	$128,986
Total	$-	$128,986	$-	$128,986

(In thousands)	Level 1	Level 2	Level 3	December 31, 2019
Assets:
AFS securities
Federal agency	$-	$34,758	$-	$34,758
State & municipal	-	2,513	-	2,513
Mortgage-backed	-	503,626	-	503,626
Collateralized mortgage obligations	-	434,443	-	434,443
Total AFS securities	$-	$975,340	$-	$975,340
Equity securities	23,771	4,000	-	27,771
Derivatives	-	41,766	-	41,766
Total	$23,771	$1,021,106	$-	$1,044,877

Liabilities:
Derivatives	$-	$41,777	$-	$41,777
Total	$-	$41,777	$-	$41,777

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The only non-recurring fair value measurements recorded during the three and six month periods ended June 30, 2020 and the year ended December 31, 2019 were related to impaired loans and write-downs of other real estate owned. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

As of June 30, 2020 and December 31, 2019, the Company had no collateral dependent loans.

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

		June 30, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$599,164	$623,022	$630,074	$641,262
Net loans	3	7,530,638	7,455,274	7,074,864	6,999,690
Financial liabilities:
Time deposits	2	$707,859	$721,421	$861,193	$858,085
Long-term debt	2	64,154	65,416	64,211	64,373
Subordinated debt	1	100,000	99,700	-	-
Junior subordinated debt	2	101,196	101,697	101,196	105,694

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

Net Loans

Net loans include portfolio loans and loans held for sale. Loans were first segregated by type and then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments which also includes credit risk, illiquidity risk and other market factors to calculate the exit price fair value in accordance with ASC 820.

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

Subordinated Debt

The fair value of subordinated debt has been measured using the observable market price as of the period reported.

Junior Subordinated Debt

The fair value of junior subordinated debt has been estimated using a discounted cash flow analysis.

12.	Commitments and Contingencies

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s credit worthiness. Commitments to extend credit and unused lines of credit totaled $1.9 billion at June 30, 2020 and December 31, 2019.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $38.0 million at June 30, 2020 and $34.5 million at December 31, 2019. As of June 30, 2020 and December 31, 2019, the fair value of the Company’s standby letters of credit was not significant.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019 for an understanding of the following discussion and analysis. Operating results for the three and six month periods ending June 30, 2020 are not necessarily indicative of the results of the full year ending December 31, 2020 or any future period.

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

The Company’s policies on the incurred method for the allowance for loan losses, pension accounting and provision for income taxes are disclosed in Note 1 to the consolidated financial statements presented in our 2019 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2019 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported. The Company’s policies on the CECL method for allowance for credit losses is presented in Note 2 to the unaudited interim consolidated finance statements in this Quarterly Report on Form 10- Q. Refer to Note 3 to the unaudited interim consolidated finance statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The Company’s results in the first half of 2020 have been impacted by the COVID-19 pandemic and the CECL accounting methodology, including the estimated impact of the COVID-19 pandemic on expected credit losses. The following information should be considered in connection with the Company’s results for the three and six months ended June 30, 2020:

•	Net income up $14.3 million from the first quarter of 2020 and down $5.8 million from the second quarter of 2019.
•	Diluted earnings per share up $0.33 from the first quarter of 2020 and down $0.13 from the second quarter of 2019.
•
Provision expense for the three months ended June 30, 2020 was $18.8 million, as the economic deterioration due to COVID-19 and the related impact to expected losses continued in the second quarter while net charge-offs of $5.3 million were relatively consistent with the prior quarter. Provision expense decreased $10.8 million from the first quarter of 2020 and increased $11.6 million from the second quarter of 2019.

•
The net interest margin on a fully table equivalent (“FTE”) basis for the second quarter of 2020 was 3.38%, down 14 basis points (“bps”) from the first quarter of 2020 and down 23 bps from the second quarter of 2019.

•
Pre-provision net revenue (“PPNR”)(1) for the second quarter of 2020 was $50.7 million compared to $44.9 million in the previous quarter and $47.2 million in the second quarter of 2019 reflecting higher net interest income and lower noninterest expense than the previous quarter.

•	Book value per share of $26.20 at June 30, 2020; tangible book value per share grew 3% for the quarter and 8% from prior year to $19.46(2) at June 30, 2020.
•	Completed public offering of $100 million of 5.00% fixed-to-floating rate subordinated notes due 2030.
•	Originated $547 million in Paycheck Protection Plan loans.

(1) PPNR is a Non-GAAP financial measure that management believes is useful in evaluating the underlying operating results of the Company excluding the volatility in loan loss provision due to CECL adoption and the impact of the COVID-19 pandemic, net securities gains (losses) and non-recurring income and/or expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income before income tax expense	$31,277	$39,360	$43,360	$76,605
FTE adjustment	329	445	658	944
Provision for loan losses	18,840	7,277	48,480	13,084
Net securities (gains) losses	(180)	69	632	12
Nonrecurring expense	650	-	650	-
Unfunded loan commitments reserve	(200)	-	1,800	-
PPNR	$50,716	$47,151	$95,580	$90,645

(2) Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.

COVID-19 Pandemic and Company Response

The year 2020 began with overall stable U.S. economic conditions that were significantly impacted by the COVID-19 pandemic and subsequent shut-down of non-essential business throughout the Company’s footprint. A prolonged global pandemic like COVID-19 could adversely affect our operations. The results of operations and the ultimate effect of pandemic will depend on numerous factors that are highly uncertain including how long restrictions for business and individuals will last, further information around the severity of the virus itself, additional actions taken by federal, state and local governments to contain and treat COVID-19 and what, if any, additional government relief will be provided.

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

The Company has been a participant in the Small Business Administration’s Paycheck Protection Program (“PPP”), a new loan guarantee program created under the CARES Act targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration (“SBA”), whose guarantee is backed by the full faith and credit of the United States. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally-applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. The Company processed approximately 3,000 loans totaling over $547 million in relief. The Company also is participating in the Main Street Lending Program as defined in the CARES Act.

The Company has taken further steps to address the safety of its employees and its customers. Monitoring of state and local responses has been incorporated into any transition plans for re-opening across its footprint:
● Employees
- 90% of non-branch employees were working remotely and a measured transition back onsite began on July 13.
- Adopted health and safety precautions in our branches.
- Additional paid time off provided to address health and childcare needs.
- Cross-training and redeployment programs directing staff resources to areas of greatest need.
● Customers
- 82% of branches remained open for drive-up service and remaining branch staff redeployed to assist in other areas until the branch lobbies reopened on July 6.
- Leveraged technology tools such as robotic process automation for payment extension requests and onboarding loans; increased use of electronic signatures.
- Digital communication channels significantly enhanced with dedicated webpages, emails and social media content.
- Offered payment deferrals and forbearance.

Results of Operations

Net income for the three months ended June 30, 2020 was $24.7 million, up $14.3 million from $10.4 million for the first quarter of 2020 and down $5.8 million from $30.6 million for the second quarter of 2019. Diluted earnings per share for the three months ended June 30, 2020 was $0.56, as compared with $0.23 for the prior quarter, and $0.69 for the second quarter of 2019. Return on average assets (annualized) was 0.94% for the three months ended June 30, 2020 as compared to 0.43% for the prior quarter and 1.28% for the same period last year. Return on average equity (annualized) was 8.76% for the three months ended June 30, 2020 as compared to 3.69% for the prior quarter and 11.63% for the three months ended June 30, 2019. Return on average tangible common equity (annualized) was 12.14% for the three months ended June 30, 2020 as compared to 5.24% for the prior quarter and 16.38% for the three months ended June 30, 2019.

Net income for the six months ended June 30, 2020 was $35.1 million, down $24.6 from $59.7 million for the same period last year. Diluted earnings per share for the six months ended June 30, 2020 was $0.80, as compared with $1.35 for the same period in 2019. Return on average assets (annualized) was 0.69% for the six months ended June 30, 2020 as compared to 1.26% for the same period last year. Return on average equity (annualized) was 6.23% for the six months ended June 30, 2020 as compared to 11.57% for the six months ended June 30, 2019. Return on average tangible common equity (annualized) was 8.69% for the six months ended June 30, 2020 as compared to 16.41% for the six months ended June 30, 2019.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income	$24,713	$30,555	$35,081	$59,682
Amortization of intangible assets (net of tax)	662	670	1,288	1,396
Net income, excluding intangible amortization	$25,375	$31,225	$36,369	$61,078

Average stockholders’ equity	$1,134,794	$1,053,750	$1,132,194	$1,039,829
Less: average goodwill and other intangibles	294,423	288,930	290,411	289,419
Average tangible common equity	$840,371	$764,820	$841,783	$750,410

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

Net interest income was $80.4 million for the second quarter of 2020, up $3.3 million, or 4.2%, from the previous quarter. The FTE net interest margin was 3.38% for the three months ended June 30, 2020, down 14 bps from the previous quarter. Interest income decreased $2.0 million, or 2.2%, as the yield on average interest-earning assets decreased 39 bps from the prior quarter to 3.68%, while average interest-earning assets of $9.6 billion increased $742.8 million from the prior quarter, primarily due to an increase in short-term interest bearing accounts due to excess liquidity and an increase in average loans due to PPP loan originations. Interest expense was down $5.2 million, or 42.7%, as the cost of interest-bearing liabilities decreased 37 bps to 0.45% for the quarter ended June 30, 2020, driven by interest-bearing deposit costs decreasing 35 bps along with 43 bps decrease in short-term borrowings costs.

Net interest income was $80.4 million for the second quarter of 2020, up $1.8 million, or 2.3%, from the second quarter of 2019. The FTE net interest margin was 3.38% for the three months ended June 30, 2020, down 23 bps from the second quarter of 2019. Interest income decreased $5.8 million, or 6.2%, as the yield on average interest-earning assets decreased 60 bps from the same period in 2019 to 3.68%, while average interest-earning assets increased $823.4 million, primarily due to excess liquidity and an increase in average loans due to PPP loan originations. Interest expense decreased $7.6 million, or 52.1%, as the cost of interest-bearing liabilities decreased 51 bps, driven by interest-bearing deposit costs decreasing 44 bps along with the 86 bps decrease in short-term borrowings cost. The Federal Reserve lowered its target fed funds rate by 150 basis points in the first quarter of 2020.

Net interest income for the first six months of 2020 was $157.6 million, up $1.3 million, or 0.8%, from the same period in 2019. FTE net interest margin of 3.45% for the six months ended June 30, 2020, was down from 3.63% for the same period in 2019. Interest income decreased $7.7 million, or 4.2%, as the yield on average interest-earning assets decreased 41 bps from the same period in 2019 to 3.87%, while average interest-earning assets increased $486.7 million primarily due to excess liquidity and an increase in average loans due to PPP loan originations. Interest expense was down $9.0 million, or 32.0%, for the six months ended June 30, 2020 as compared to the same period in 2019 as the cost of interest-bearing liabilities decreased 31 bps to 0.63%, driven by interest-bearing deposit costs decreasing 23 bps along with the 65 bps decrease in short-term borrowings cost. The Federal Reserve lowered its target fed funds rate by 150 basis points in the first quarter of 2020.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	June 30, 2020			June 30, 2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$380,260	$96	0.10%	$25,783	$82	1.28%
Securities available for sale (1) (3)	985,561	5,600	2.29%	981,079	6,031	2.47%
Securities held to maturity (1) (3)	613,899	4,201	2.75%	770,651	5,447	2.83%
Federal Reserve Bank and FHLB stock	36,604	554	6.09%	46,179	760	6.60%
Loans (2) (3)	7,589,032	77,324	4.10%	6,958,299	81,358	4.69%
Total interest-earning assets	$9,605,356	$87,775	3.68%	$8,781,991	$93,678	4.28%
Other assets	961,807			816,748
Total assets	$10,567,163			$9,598,739

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,360,407	$1,716	0.29%	$1,916,045	$5,564	1.16%
NOW deposit accounts	1,167,486	121	0.04%	1,127,413	379	0.13%
Savings deposits	1,383,495	180	0.05%	1,282,084	185	0.06%
Time deposits	760,803	2,795	1.48%	953,698	4,106	1.73%
Total interest-bearing deposits	$5,672,191	$4,812	0.34%	$5,279,240	$10,234	0.78%
Short-term borrowings	427,004	972	0.92%	620,898	2,760	1.78%
Long-term debt	64,165	393	2.46%	82,414	471	2.29%
Subordinated debt	8,633	128	5.96%	-	-	-
Junior subordinated debt	101,196	695	2.76%	101,196	1,141	4.52%
Total interest-bearing liabilities	$6,273,189	$7,000	0.45%	$6,083,748	$14,606	0.96%
Demand deposits	$2,887,545			$2,298,867
Other liabilities	271,635			162,374
Stockholders’ equity	1,134,794			1,053,750
Total liabilities and stockholders’ equity	$10,567,163			$9,598,739
Net interest income (FTE)		$80,775			$79,072
Interest rate spread
Net interest margin (FTE)			3.23%			3.32%
Taxable equivalent adjustment		$329	3.38%		$445	3.61%
Net interest income		$80,446			$78,627

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

Six Months Ended	June 30, 2020			June 30, 2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$227,478	$335	0.30%	$17,471	$174	2.01%
Securities available for sale (1) (3)	974,044	11,353	2.34%	982,881	11,984	2.46%
Securities held to maturity (1) (3)	618,149	8,554	2.78%	776,577	11,043	2.87%
Federal Reserve Bank and FHLB stock	38,194	1,144	6.02%	47,657	1,552	6.57%
Loans (2) (3)	7,376,072	156,119	4.26%	6,922,684	160,768	4.68%
Total interest-earning assets	$9,233,937	$177,505	3.87%	$8,747,270	$185,521	4.28%
Other assets	923,689			806,225
Total assets	$10,157,626			$9,553,495

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,230,857	$6,965	0.63%	$1,860,358	$9,974	1.08%
NOW deposit accounts	1,126,845	404	0.07%	1,131,291	817	0.15%
Savings deposits	1,329,890	360	0.05%	1,267,146	362	0.06%
Time deposits	801,896	6,187	1.55%	948,109	7,907	1.68%
Total interest-bearing deposits	$5,489,488	$13,916	0.51%	$5,206,904	$19,060	0.74%
Short-term borrowings	480,261	2,769	1.16%	666,349	5,997	1.81%
Long-term debt	64,179	786	2.46%	78,085	893	2.31%
Subordinated debt	4,316	128	5.96%	-	-	-
Junior subordinated debt	101,196	1,621	3.22%	101,196	2,309	4.60%
Total interest-bearing liabilities	$6,139,440	$19,220	0.63%	$6,052,534	$28,259	0.94%
Demand deposits	$2,642,926			$2,304,169
Other liabilities	243,066			156,963
Stockholders’ equity	1,132,194			1,039,829
Total liabilities and stockholders’ equity	$10,157,626			$9,553,495
Net interest income (FTE)		$158,285			$157,262
Interest rate spread			3.24%			3.34%
Net interest margin (FTE)			3.45%			3.63%
Taxable equivalent adjustment		$658			$944
Net interest income		$157,627			$156,318

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended June 30,	Increase (Decrease) 2020 over 2019
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$154	$(140)	$14
Securities available for sale	26	(457)	(431)
Securities held to maturity	(1,090)	(156)	(1,246)
Federal Reserve Bank and FHLB stock	(150)	(56)	(206)
Loans	6,874	(10,908)	(4,034)
Total FTE interest income	$5,814	$(11,717)	$(5,903)
Money market deposit accounts	$1,055	$(4,903)	$(3,848)
NOW deposit accounts	13	(271)	(258)
Savings deposits	14	(19)	(5)
Time deposits	(765)	(546)	(1,311)
Short-term borrowings	(699)	(1,089)	(1,788)
Long-term debt	(111)	33	(78)
Subordinated debt	128	-	128
Junior subordinated debt	-	(446)	(446)
Total FTE interest expense	$(365)	$(7,241)	$(7,606)
Change in FTE net interest income	$6,179	$(4,476)	$1,703

Six Months Ended June 30,	Increase (Decrease) 2020 over 2019
(In thousands)	Volume	Rate	Total
Short-term interest bearing accounts	$428	$(267)	$161
Securities available for sale	(102)	(529)	(631)
Securities held to maturity	(2,174)	(315)	(2,489)
Federal Reserve Bank and FHLB stock	(288)	(120)	(408)
Loans	10,343	(14,992)	(4,649)
Total FTE interest income	$8,207	$(16,223)	$(8,016)
Money market deposit accounts	$1,732	$(4,741)	$(3,009)
NOW deposit accounts	(3)	(410)	(413)
Savings deposits	18	(20)	(2)
Time deposits	(1,145)	(575)	(1,720)
Short-term borrowings	(1,408)	(1,820)	(3,228)
Long-term debt	(166)	59	(107)
Subordinated debt	128	-	128
Junior subordinated debt	-	(688)	(688)
Total FTE interest expense	$(844)	$(8,195)	$(9,039)
Change in net FTE interest income	$9,051	$(8,028)	$1,023

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Service charges on deposit accounts	$2,529	$4,224	$6,526	$8,460
ATM and debit card fees	6,136	6,156	11,990	11,681
Retirement plan administration fees	9,214	7,836	17,155	15,570
Wealth management	6,823	7,122	14,096	13,685
Insurance	3,292	3,547	7,561	8,291
Bank owned life insurance	1,381	1,186	2,755	2,563
Net securities gains (losses)	180	(69)	(632)	(12)
Other	5,456	4,239	10,983	7,824
Total noninterest income	$35,011	$34,241	$70,434	$68,062

Noninterest income for the three months ended June 30, 2020 was $35.0 million, down $0.4 million, or 1.2%, from the prior quarter and up $0.8 million, or 2.2%, from the second quarter of 2019. Excluding net securities gains (losses), noninterest income for the three months ended June 30, 2020 would have been $34.8 million, down $1.4 million, or 3.9%, from the prior quarter and up $0.5 million, or 1.5%, from the second quarter of 2019. The decrease from the prior quarter was primarily driven by lower service charges on deposit accounts due to lower overdraft charges during the COVID-19 pandemic and lower insurance income due to seasonally higher insurance revenues in the first quarter of 2020, partly offset by higher retirement plan administration fees due to the April 1, 2020 acquisition of Alliance Benefit Group of Illinois, Inc. (“ABG”), which contributed $1.8 million in revenues during the second quarter of 2020. The increase from the second quarter of 2019 was primarily due to the increase in retirement plan administration fees due to the ABG acquisition and an increase in other noninterest income due primarily to higher swap fee income, partly offset by lower service charges on deposit accounts due to lower overdraft charges during the COVID-19 pandemic.

Noninterest income for the six months ended June 30, 2020 was $70.4 million, up $2.4 million, or 3.5%, from the same period in 2019. Excluding net securities gains (losses), noninterest income for the six months ended June 30, 2020 would have been $71.1 million, up $3.0 million, or 4.4%, from the same period in 2019. The increase from the prior year was driven by an increase in retirement plan administration fees due to the ABG acquisition and an increase in other noninterest income due primarily to higher swap fee income, partly offset by lower service charges on deposit accounts due to lower overdraft charges during the COVID-19 pandemic and lower insurance revenue.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Salaries and employee benefits	$39,717	$38,567	$80,467	$77,923
Occupancy	5,065	5,443	11,060	11,718
Data processing and communications	4,079	4,693	8,312	9,107
Professional fees and outside services	3,403	3,359	7,300	7,027
Equipment	4,779	4,518	9,421	9,275
Office supplies and postage	1,455	1,577	3,091	3,168
FDIC expense	993	949	1,304	1,966
Advertising	322	641	931	1,144
Amortization of intangible assets	883	893	1,717	1,861
Loan collection and other real estate owned, net	728	961	1,745	1,746
Other	3,916	4,630	10,873	9,756
Total noninterest expense	$65,340	$66,231	$136,221	$134,691

Noninterest expense for the three months ended June 30, 2020 was $65.3 million, down $5.5 million, or 7.8%, from the prior quarter and down $0.9 million, or 1.3%, from the second quarter of 2019. The decrease from the prior quarter was due to lower salaries and employee benefits, occupancy expenses, professional fees and outside services and other noninterest expense. The decrease in salaries and benefits was due to decreased medical expenses during the COVID-19 pandemic and lower stock-based compensation expenses, partly offset by increased salaries due to the ABG acquisition. Occupancy expense along with professional fees and outside services expense decreased driven by the COVID-19 pandemic due to lower utilization of bank premises and general reduced activities. Other noninterest expense due primarily to a $2.0 million expense in the first quarter for the allowance for unfunded loan commitments, along with lower travel and training expenses during the pandemic, partly offset by higher FDIC expense due to the remaining portion of the FDIC small bank credit being utilized in the prior quarter. The decrease in noninterest expense from the second quarter of 2019 was due to lower data processing and communication expense driven by lower transaction volumes as a result of the COVID-19 pandemic, lower other noninterest expense due to lower travel and training expenses during the COVID-19 pandemic and lower pension costs, partly offset by an increase in salaries and employee benefits due to the ABG acquisition.

Noninterest expense for the six months ended June 30, 2020 was $136.2 million, up $1.5 million, or 1.1%, from the same period in 2019. The increase from the prior year was driven by higher salaries and employee benefits due to the ABG acquisition and higher other noninterest expense driven by a $1.8 million expense for the allowance for unfunded loan commitments, partly offset by lower data processing and communication expense and lower occupancy expense driven by the COVID-19 pandemic. FDIC expense was lower due to application of the Small Bank Assessment Credit in the six months ended June 30th, 2020.

Income Taxes

Income tax expense for the three months ended June 30, 2020 was $6.6 million, up $4.8 million from the prior quarter and down $2.2 million from the second quarter of 2019. The effective tax rate of 21.0% for the second quarter of 2020 was higher comparable to 14.2% in the prior quarter and comparable at 22.4% for the second quarter of 2019. The higher effective tax rate compared to the first quarter of 2020 was due to higher level of taxable income relative to total income and included a true-up of tax expense to bring the full year estimated effective tax rate to 19.5%. The lower effective tax rate compared to the second quarter of 2019 was due to a lower level of taxable income relative to total income.

Income tax expense for the six months ended June 30, 2020 was $8.3 million, down $8.6 million from the same period of 2019. The effective tax rate of 19.1% for the first six months of 2020 was down from 22.1% for the same period in the prior year. The decrease in income tax expense from the prior year was due to a lower level of taxable income as a result of the COVID-19 pandemic and and increased provision for loan losses.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $103.6 million, or 6.3%, from December 31, 2019 to June 30, 2020. The securities portfolio represents 16.0% of total assets as of June 30, 2020 as compared to 16.8% as of December 31, 2019.

The following table details the composition of securities available for sale, securities held to maturity and equity securities for the periods indicated:

	June 30, 2020	December 31, 2019
Mortgage-backed securities:
With maturities 15 years or less	22%	25%
With maturities greater than 15 years	12%	12%
Collateral mortgage obligations	46%	45%
Municipal securities	11%	10%
U.S. agency notes	6%	6%
Corporate	1%	-
Equity securities	2%	2%
Total	100%	100%

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

Loans

A summary of loans, net of deferred fees and origination costs, by type(1) for the periods indicated follows:

(In thousands)	June 30, 2020	December 31, 2019
Commercial	$1,318,806	$1,302,209
Commercial real estate	2,256,580	2,142,057
Paycheck protection plan	510,097	-
Residential real estate mortgages	1,460,058	1,445,156
Indirect auto	1,091,889	1,193,635
Specialty lending	515,618	542,063
Home equity	415,528	444,082
Other consumer	59,415	66,896
Total loans	$7,627,991	$7,136,098

(1) Loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans increased by $491.9 million, at June 30, 2020 from December 31, 2019. Excluding PPP loans, period end loans decreased $18.2 million from December 31, 2019. Commercial and industrial loans increased $16.6 million to $1.3 billion; commercial real estate loans increased $114.5 million to $2.3 billion; and total consumer loans decreased $149.3 million to $3.5 billion, driven by managed run-off of indirect auto loans. Total loans represent approximately 70.3% of assets as of June 30, 2020, as compared to 73.4% as of December 31, 2019.

Allowance for Loan Losses, Provision for Loan Losses and Nonperforming Assets

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

The allowance for credit losses totaled $113.5 million at June 30, 2020, compared to $100.0 million at March 31, 2020 and $72.2 million at June 30, 2019. The allowance for credit losses as a percentage of loans was 1.49% (1.59% excluding PPP loans) at June 30, 2020, compared to 1.38% at March 31, 2020 and 1.04% at June 30, 2019. The provision for loan losses was $48.5 million for the six months ended June 30, 2020, compared to $13.1 million for the six months ended June 30, 2019. Net charge-offs totaled $11.0 million during the six months ended June 30, 2020, compared to net charge-offs of $13.4 million during the six months ended June 30, 2019. The higher provision for loan losses in the six months ended June 30, 2020 when compared to the six months ended June 30, 2019 was driven by implementation of CECL, which uses an economic forecast that now includes the impact of the COVID-19 pandemic. As of June 30, 2020, the unfunded commitment reserve totaled $5.5 million, compared to $5.7 million as of March 31, 2020 and $0.9 million as of June 30, 2019. The increase in the unfunded commitment reserve in 2020 compared to 2019 is related to an increase in expected losses due to the adoption of CECL and the deterioration of the economic forecast due to COVID-19. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

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

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$10,801	42%	$12,379	49%
Residential real estate	8,533	33%	5,233	21%
Consumer	2,693	11%	4,046	16%
Troubled debt restructured loans	3,540	14%	3,516	14%
Total nonaccrual loans	$25,567	100%	$25,174	100%

Loans 90 days or more past due and still accruing:
Commercial	$90	4%	$-	-
Residential real estate	252	12%	927	25%
Consumer	1,715	83%	2,790	75%
Total loans 90 days or more past due and still accruing	$2,057	100%	$3,717	100%

Total nonperforming loans	$27,624		$28,891
OREO	1,783		1,458
Total nonperforming assets	$29,407		$30,349

Total nonperforming loans to total loans	0.36%		0.40%
Total nonperforming assets to total assets	0.27%		0.31%
Allowance for loan losses to total nonperforming loans	410.87%		252.55%

Excluding PPP loan originations, nonperforming loans to total loans was 0.39% at June 30, 2020, down 6 bps from 0.45% at March 31, 2020 and consistent with 0.39% at June 30, 2019. The decline in nonperforming loans resulted primarily from the resolution of one commercial credit of $4.2 million. Past due loans as a percentage of total loans was 0.30% at June 30, 2020 (0.32% excluding PPP loan originations), down from 0.51% at March 31, 2020 and down from 0.52% at June 30, 2019.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The CARES Act, along with a joint agency statement issued by banking regulatory agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. The Company evaluated the short-term modification programs provided to its borrowers and has concluded the modifications were generally made to borrowers who were in good standing prior to the COVID-19 pandemic and the modifications were temporary and minor in nature and therefore do not qualify for designation as TDRs. As of June 30, 2020, 13% of total loans outstanding were in payment deferral programs, of which 80% are commercial borrowers and 20% are consumer borrowers. As of August 5, 2020, 6.3% of total loans (excluding PPP loan balances) were in payment deferral programs.

In addition to nonperforming loans discussed above, the Company has also identified approximately $115.3 million in potential problem loans at June 30, 2020 as compared to $84.1 million at December 31, 2019. The increase in potential problem loans is primarily due to the Company’s proactive approach to risk ratings throughout the deferral process and relates to higher risk industries impacted by the COVID-19 pandemic. Higher risk industries include entertainment, restaurants, retail, healthcare and accommodations.  As of June 30, 2020, 9.6% of the Company’s outstanding loans were in higher risk industries due to the COVID-19 pandemic. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $8.8 billion at June 30, 2020, up $1.2 billion, or 16.2%, from December 31, 2019. Total average deposits increased $621.3 million, or 8.3%, from the same period last year. The growth was driven primarily by an increase of $338.8 million, or a 14.7% increase in demand deposits, combined with an increase in interest bearing deposits of $282.6 million, or 5.4%, due to growth in money market deposit account (“MMDA”) partly offset by a decrease in time accounts. The high rate of deposit growth was primarily due to funding of PPP loans and various government support programs.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $339.7 million at June 30, 2020 compared to $655.3 million at December 31, 2019. The notional value of interest rate swaps hedging cash flows related to short-term borrowings totaled $25.0 million at June 30, 2020 and $50.0 million at December 31, 2019. Long-term debt was $64.2 million at June 30, 2020 and December 31, 2019.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualifies as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost, which is being amortized on a straight-line basis, was $2.0 million. As of June 30, 2020 the subordinated debt net of unamortized issuance costs was $98.0 million.

Capital Resources

Stockholders’ equity of $1.1 billion represented 10.53% of total assets at June 30, 2020 compared with $1.1 billion, or 11.53% as of December 31, 2019. Stockholders’ equity was consistent with December 31, 2019 as net income of $35.1 million for the six months ending June 30, 2020 and an increase in accumulated other comprehensive income of $21.5 million was offset by dividends declared of $23.6 million during the period, repurchase of common stock of $8.0 million and a $4.3 million negative adjustment due to the adoption of CECL.

The Company repurchased 263,507 shares of common stock during the first quarter of 2020 at a weighted average price of $30.25 excluding commissions under a previous announced plan. As of June 30, 2020, there were 736,493 shares available for repurchase under this plan authorized on October 28, 2019 and set to expire on December 31, 2021. The Company suspended repurchases during the first quarter and does not expect to repurchase additional shares at this time.

The Board of Directors considers the Company’s earnings position and earnings potential when making dividend decisions. The Board of Directors approved a third-quarter 2020 cash dividend of $0.27 per share at a meeting held on July 27, 2020. The dividend will be paid on September 15, 2020 to stockholders of record as of September 1, 2020.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2020 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	June 30, 2020	December 31, 2019
Tier 1 leverage ratio	9.44%	10.33%
Common equity tier 1 capital ratio	11.34%	11.29%
Tier 1 capital ratio	12.60%	12.56%
Total risk-based capital ratio	15.15%	13.52%
Cash dividends as a percentage of net income	67.37%	38.02%
Per common share:
Book value	$26.20	$25.58
Tangible book value(1)	$19.46	$19.03
Tangible equity ratio(2)	8.04%	8.84%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

The primary tool utilized by ALCO to manage interest rate risk is earnings at risk modeling (interest rate sensitivity analysis). Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates are uploaded into the model to create an ending balance sheet. In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet. Three additional models are run in which a gradual increase of 200 bps, a gradual increase of 100 bps and a gradual decrease of 50 bps takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario. The Company also runs other interest rate scenarios to highlight potential interest rate risks.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets (particularly LIBOR-based loans) repricing downward faster than the interest-bearing liabilities that remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a slight decline from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the + 200/+100/-50 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2020 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps points)	net interest income
+200	1.55%
+100	1.27%
-50	1.32%

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

The primary liquidity measurement the Company utilizes is called the “Basic Surplus”, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At June 30, 2020, the Company’s Basic Surplus measurement was 24.1% of total assets or approximately $2.6 billion as compared to the December 31, 2019 Basic Surplus of 15.8% or $1.5 billion and was above the Company’s minimum of 5% (calculated at $542.4 million and $485.8 million, of period end total assets as June 30, 2020 and December 31, 2019, respectively) set forth in its liquidity policies.

At June 30, 2020 and December 31, 2019, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $328.3 million and $585.8 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.4 billion at June 30, 2020 and $1.2 billion at December 31, 2019. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $687.6 million and $627.6 million at June 30, 2020 and December 31, 2019, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to purchase brokered time deposits and borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.8 billion at June 30, 2020 and $1.4 billion at December 31, 2019. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the ability to pledge automobile loans as collateral. At June 30, 2020 and December 31, 2019, the Bank had the capacity to borrow $773.1 million and $837.3 million, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $2.4 billion at June 30, 2020 and $1.8 billion at December 31, 2019.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considered its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2020. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Significant monetary and fiscal policy actions taken by the federal government have helped to mitigate these risks. Enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the COVID-19 pandemic including increasing the frequency of monitoring and adding additional sources of liquidity.

At June 30, 2020, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At June 30, 2020, approximately $154.1 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective.

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

The ongoing coronavirus (“COVID-19”) pandemic is adversely impacting the Company and our customers, counterparties, employees and third-party service providers. Further, the COVID-19 pandemic has led to an economic recession and disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and the adverse impacts on our business, financial position, results of operations and prospects could be significant.

The Company’s business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The COVID-19 global public health crisis and the corresponding governmental response have resulted in widespread volatility, severe disruptions in the U.S. economy at large, operational difficulty for many small businesses, and deterioration in household, business, economic and market conditions. The extent of the impact of the COVID-19 pandemic and related responses on our capital, liquidity and other financial positions and on our business, results of operations and prospects will depend on a number of evolving factors, including:

•
The duration, extent, and severity of the pandemic. The COVID-19 pandemic does not yet appear to be contained and could affect significantly more households and businesses. The duration and level of severity of the pandemic continue to be unpredictable.

•
The impact on our employees. While we have not experienced a significant impact on the availability of our employees to date, our colleagues remain at risk of being exposed to COVID-19. We have taken meaningful steps and precautions to ensure their health and well-being; however, COVID-19 could still impact our colleagues’ availability to work due to illness, quarantines, government actions, financial center closures or other reasons. If our employees are not able to work as effectively or a substantial number of employees are unable to work due to COVID-19, our business would be adversely affected.

•
The effects on our customers, counterparties, employees and third-party service providers. COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, our credit, operational and other risks are generally expected to increase.

•
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

The Company is unable to fully estimate the impact of the COVID-19 pandemic on our business and operations at this time. The global pandemic may cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, further reduced demand for our products and services and other negative impacts on our financial position, results of operations and prospects. Sustained adverse effects may also prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements or result in downgrades in our credit ratings.

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

The Company’s active participation in the PPP, or in other relief programs, may expose us to credit losses as well as litigation and compliance risk.

To support our customers, businesses, and communities, the Company’s participation in the PPP, and participation in any other relief programs now or in the future, including those under the CARES Act, exposes us to certain credit, compliance, and other risks.

Pursuant to regulatory requirements, PPP loans are subject to forbearance of loan repayment, and if PPP borrowers fail to qualify for loan forgiveness from the SBA, the Company bears the risk of holding these loans at unfavorable interest rates. In addition, because of the short time period between the passing of the CARES Act and the implementation of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. There is risk that the SBA or another governmental entity could conclude there is a deficiency in the manner in which the Company originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the U.S. Department of the Treasury regarding the operation of the PPP. In the event of such deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us.

Since the commencement of the PPP, several other banks have been subject to litigation regarding the processes and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers, with respect to the processes and procedures we used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability to us or adversely affect our reputation business, financial condition, and results of operations.

In addition, we may be subject to regulatory scrutiny regarding the Company’s processing of PPP applications or its origination or servicing of PPP loans. While the SBA has stated that banks may rely on the certifications of borrowers regarding their eligibility for PPP loans, the Company also has obligations under the PPP. If the SBA found that the Company did not meet those obligations, the remedies the SBA may seek against the Company are unknown but may include not guarantying the PPP loans, resulting in credit exposure to borrowers who may be unable to repay their loans.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	None

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

None

Item 5 – OTHER INFORMATION

None

Item 6 – EXHIBITS

3.1
Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to Registrant’s Form 10-Q, filed on August 10, 2015 and incorporated herein by reference).

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

4.1
Subordinated Indenture, dated as of June 23, 2020, between NBT Bancorp Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to Registrant’s Form 8-K, filed on June 23, 2020 and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of June 23, 2020, between NBT Bancorp Inc. and U.S. Bank National Association (filed as Exhibit 4.2 to Registrant’s Form 8-K, filed on June 23, 2020 and incorporated herein by reference).

4.3	Form of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2030 (included in Exhibit 4.2).
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of August 2020.

NBT BANCORP INC.

By:	/s/ John V. Moran
John V. Moran
Executive Vice President
Chief Financial Officer