Form 10-Q
period 2020-09-30
NBT BANCORP INC
filed 2020-11-06
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020.

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

As of October 30, 2020, there were 43,625,286 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q-Quarter Ended September 30, 2020

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2020	2019
(In thousands, except share and per share data)
Assets
Cash and due from banks	$167,169	$170,595
Short-term interest-bearing accounts	450,291	46,248
Equity securities, at fair value	30,758	27,771
Securities available for sale, at fair value	1,197,925	975,340
Securities held to maturity (fair value $684,862 and $641,262, respectively)	663,088	630,074
Federal Reserve and Federal Home Loan Bank stock	28,484	44,620
Loans held for sale	1,823	11,731
Loans	7,560,643	7,136,098
Less allowance for loan losses (1)	114,500	72,965
Net loans	$7,446,143	$7,063,133
Premises and equipment, net	73,055	75,631
Goodwill	280,541	274,769
Intangible assets, net	12,557	12,020
Bank owned life insurance	185,227	181,748
Other assets	313,151	202,245
Total assets	$10,850,212	$9,715,925
Liabilities
Demand (noninterest bearing)	$3,163,717	$2,414,383
Savings, NOW and money market	5,134,495	4,312,244
Time	659,971	861,193
Total deposits	$8,958,183	$7,587,820
Short-term borrowings	183,472	655,275
Long-term debt	64,126	64,211
Subordinated debt, net	97,943	-
Junior subordinated debt	101,196	101,196
Other liabilities	279,181	187,026
Total liabilities	$9,684,101	$8,595,528
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2020 and December 31, 2019	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at September 30, 2020 and December 31, 2019; issued 49,651,493 at September 30, 2020 and December 31, 2019	497	497
Additional paid-in-capital	577,737	576,708
Retained earnings	726,650	696,214
Accumulated other comprehensive income (loss)	2,021	(19,026)
Common stock in treasury, at cost, 6,040,113 and 5,854,882 shares at September 30, 2020 and December 31, 2019, respectively	(140,794)	(133,996)
Total stockholders’ equity	$1,166,111	$1,120,397
Total liabilities and stockholders’ equity	$10,850,212	$9,715,925

(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$74,998	$81,082	$230,996	$241,674
Securities available for sale	5,603	5,711	16,956	17,664
Securities held to maturity	3,734	4,586	11,751	14,892
Other	659	1,002	2,138	2,728
Total interest, fee and dividend income	$84,994	$92,381	$261,841	$276,958
Interest expense
Deposits	$4,267	$10,745	$18,183	$29,805
Short-term borrowings	446	1,989	3,215	7,986
Long-term debt	398	498	1,184	1,391
Subordinated debt	1,375	-	1,503	-
Junior subordinated debt	565	1,095	2,186	3,404
Total interest expense	$7,051	$14,327	$26,271	$42,586
Net interest income	$77,943	$78,054	$235,570	$234,372
Provision for loan losses (1)	3,261	6,324	51,741	19,408
Net interest income after provision for loan losses	$74,682	$71,730	$183,829	$214,964
Noninterest income
Service charges on deposit accounts	$3,087	$4,330	$9,613	$12,790
ATM and debit card fees	7,194	6,277	19,184	17,958
Retirement plan administration fees	9,685	7,600	26,840	23,170
Wealth management	7,695	7,630	21,791	21,315
Insurance	3,742	4,000	11,303	12,291
Bank owned life insurance income	1,255	1,556	4,010	4,119
Net securities gains (losses)	84	4,036	(548)	4,024
Other	4,985	4,291	15,968	12,115
Total noninterest income	$37,727	$39,720	$108,161	$107,782
Noninterest expense
Salaries and employee benefits	$40,451	$39,352	$120,918	$117,275
Occupancy	5,294	5,335	16,354	17,053
Data processing and communications	4,058	4,492	12,370	13,599
Professional fees and outside services	3,394	3,535	10,694	10,562
Equipment	5,073	4,487	14,494	13,762
Office supplies and postage	1,530	1,667	4,621	4,835
FDIC expense (credit)	645	(20)	1,949	1,946
Advertising	530	677	1,461	1,821
Amortization of intangible assets	856	874	2,573	2,735
Loan collection and other real estate owned, net	620	976	2,365	2,722
Other	3,857	8,374	14,730	18,130
Total noninterest expense	$66,308	$69,749	$202,529	$204,440
Income before income tax expense	$46,101	$41,701	$89,461	$118,306
Income tax expense	10,988	9,322	19,267	26,245
Net income	$35,113	$32,379	$70,194	$92,061
Earnings per share
Basic	$0.80	$0.74	$1.61	$2.10
Diluted	$0.80	$0.73	$1.60	$2.09

(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands)
Net income	$35,113	$32,379	$70,194	$92,061
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(1,263)	$2,360	$26,509	$26,787
Tax effect	316	(590)	(6,627)	(6,697)
Unrealized net holding (losses) gains arising during the period, net	$(947)	$1,770	$19,882	$20,090

Reclassification adjustment for net (gains) losses in net income, gross	$-	$(20)	$(3)	$79
Tax effect	-	5	1	(20)
Reclassification adjustment for net (gains) losses in net income, net	$-	$(15)	$(2)	$59

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$157	$190	$495	$556
Tax effect	(39)	(47)	(124)	(139)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$118	$143	$371	$417

Total securities available for sale, net	$(829)	$1,898	$20,251	$20,566

Cash flow hedges:
Unrealized gains (losses) on derivatives (cash flow hedges), gross	$-	$9	$(274)	$(475)
Tax effect	-	(2)	69	119
Unrealized gains (losses) on derivatives (cash flow hedges), net	$-	$7	$(205)	$(356)

Reclassification of net unrealized losses (gains) on cash flow hedges to interest (income), gross	$101	$(395)	$192	$(1,932)
Tax effect	(25)	98	(48)	483
Reclassification of net unrealized losses (gains) on cash flow hedges to interest (income), net	$76	$(297)	$144	$(1,449)

Total cash flow hedges, net	$76	$(290)	$(61)	$(1,805)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$381	$672	$1,143	$1,985
Tax effect	(95)	(168)	(286)	(496)
Amortization of prior service cost and actuarial losses, net	$286	$504	$857	$1,489

Total pension and other benefits, net	$286	$504	$857	$1,489

Total other comprehensive income	$(467)	$2,112	$21,047	$20,250
Comprehensive income	$34,646	$34,491	$91,241	$112,311

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at June 30, 2020	$497	$577,197	$703,322	$2,488	$(140,852)	$1,142,652
Net income	-	-	35,113	-	-	35,113
Cash dividends - $0.27 per share	-	-	(11,785)	-	-	(11,785)
Net issuance of 3,030 shares to employee and other stock plans	-	(108)	-	-	58	(50)
Stock-based compensation	-	648	-	-	-	648
Other comprehensive (loss)	-	-	-	(467)	-	(467)
Balance at September 30, 2020	$497	$577,737	$726,650	$2,021	$(140,794)	$1,166,111

Balance at June 30, 2019	$497	$575,794	$658,107	$(25,036)	$(134,539)	$1,074,823
Net income	-	-	32,379	-	-	32,379
Cash dividends - $0.26 per share	-	-	(11,396)	-	-	(11,396)
Net issuance of 17,234 shares to employee and other stock plans	-	(104)	-	-	331	227
Stock-based compensation	-	456	-	-	-	456
Other comprehensive income	-	-	-	2,112	-	2,112
Balance at September 30, 2019	$497	$576,146	$679,090	$(22,924)	$(134,208)	$1,098,601

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2019	$497	$576,708	$696,214	$(19,026)	$(133,996)	$1,120,397
Net income	-	-	70,194	-	-	70,194
Cumulative effect adjustment for ASU 2016-13 implementation	-	-	(4,339)	-	-	(4,339)
Cash dividends - $0.81 per share	-	-	(35,419)	-	-	(35,419)
Purchase of 263,507 treasury shares	-	-	-	-	(7,980)	(7,980)
Net issuance of 78,276 shares to employee and other stock plans	-	(2,928)	-	-	1,182	(1,746)
Stock-based compensation	-	3,957	-	-	-	3,957
Other comprehensive income	-	-	-	21,047	-	21,047
Balance at September 30, 2020	$497	$577,737	$726,650	$2,021	$(140,794)	$1,166,111

Balance at December 31, 2018	$497	$575,466	$621,203	$(43,174)	$(136,083)	$1,017,909
Net income	-	-	92,061	-	-	92,061
Cash dividends - $0.78 per share	-	-	(34,174)	-	-	(34,174)
Net issuance of 113,679 shares to employee and other stock plans	-	(2,916)	-	-	1,875	(1,041)
Stock-based compensation	-	3,596	-	-	-	3,596
Other comprehensive income	-	-	-	20,250	-	20,250
Balance at September 30, 2019	$497	$576,146	$679,090	$(22,924)	$(134,208)	$1,098,601

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2020	2019
(In thousands)
Operating activities
Net income	$70,194	$92,061
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	51,741	19,408
Depreciation and amortization of premises and equipment	7,378	7,106
Net amortization on securities	2,812	2,495
Amortization of intangible assets	2,573	2,735
Amortization of operating lease right-of-use assets	5,549	5,396
Excess tax benefit on stock-based compensation	(188)	(371)
Stock-based compensation expense	3,957	3,596
Bank owned life insurance income	(4,010)	(4,119)
Amortization of subordinated debt issuance costs	121	-
Proceeds from sale of loans held for sale	153,732	109,661
Originations of loans held for sale	(144,105)	(119,753)
Net gains on sale of loans held for sale	(1,892)	(475)
Net security losses (gains)	548	(4,024)
Net gains on sale of other real estate owned	(243)	(178)
Net change in other assets and other liabilities	(40,760)	(9,579)
Net cash provided by operating activities	$107,407	$103,959
Investing activities
Net cash used in acquisitions	$(3,899)	$-
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	239,622	226,070
Proceeds from sales	-	26,203
Purchases	(437,827)	(160,781)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	181,143	165,997
Proceeds from sales	996	-
Purchases	(215,327)	(61,150)
Equity securities:
Proceeds from sales	-	3,966
Purchases	-	(93)
Other:
Net increase in loans	(436,630)	(146,778)
Proceeds from Federal Home Loan Bank stock redemption	58,799	147,200
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(42,663)	(131,461)
Proceeds from settlement of bank owned life insurance	531	1,085
Purchases of premises and equipment, net	(4,512)	(4,018)
Proceeds from sales of other real estate owned	1,113	1,129
Net cash (used in) provided by investing activities	$(658,654)	$67,369
Financing activities
Net increase in deposits	$1,370,363	$374,955
Net decrease in short-term borrowings	(471,803)	(428,430)
Proceeds from issuance of subordinated debt	100,000	-
Payment of subordinated debt issuance costs	(2,178)	-
Proceeds from issuance of long-term debt	-	10,598
Repayments of long-term debt	(85)	(83)
Proceeds from the issuance of shares to employee and other stock plans	184	543
Cash paid by employer for tax-withholdings on stock issuance	(1,218)	(1,596)
Purchase of treasury stock	(7,980)	-
Cash dividends	(35,419)	(34,174)
Net cash provided by (used in) financing activities	$951,864	$(78,187)
Net increase in cash and cash equivalents	$400,617	$93,141
Cash and cash equivalents at beginning of period	216,843	180,955
Cash and cash equivalents at end of period	$617,460	$274,096

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$26,373	$42,709
Income taxes paid, net of refund	38,137	19,945
Noncash investing activities:
Loans transferred to other real estate owned	$1,017	$654
Acquisitions:
Fair value of assets acquired	$3,328	$-

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2020

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

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, the southern coastal Maine area and now entering Connecticut. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers.

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

The following table illustrates the portfolio and class segments for the Company’s loan portfolio in 2020:

Portfolio Segment	Class
Commercial Loans	Commercial & Industrial Paycheck Protection Program Commercial Real Estate
Consumer Loans	Auto Other Consumer
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

Paycheck Protection Program (“PPP”) – Section 1102 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) created the Paycheck Protection Program, a program administered by the Small Business Administration (the “SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. The Company has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for six months of the loan. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020, or as long as the appropriated funding was available. No collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees. The Company began accepting applications from qualified borrowers on April 3, 2020 and as of September 30, 2020 processed approximately 3,000 loans totaling over $548 million in relief.

Commercial Real Estate (“CRE”) – The Company offers CRE loans to finance real estate purchases, refinancing’s, expansions and improvements to commercial and agricultural properties. CRE loans are loans that are secured by liens on the real estate, which may include both owner-occupied and nonowner-occupied properties, such as apartments, commercial structures, health care facilities and other facilities. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property. Government loan guarantees may be obtained to provide further support for agricultural property.

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

State and municipal bonds carry a Moody’s rating of A to AAA. In addition, the Company has a limited amount of New York state local municipal bonds that are not rated. The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and considers historical credit loss information, current conditions and reasonable and supportable forecasts. Given the rarity of municipal defaults and losses, the Company utilized Moody’s Municipal Loss Forecast Model as the sole source of municipal default and loss rates which provides decades of data across all municipal sectors and geographies. As with the loan portfolio, cash flows are forecast over a 6-quarter period under various, weighted economic conditions, with a reversion to long-term average economic conditions over a 4-quarter period on a straight-line basis. Management may exercise discretion to make adjustments based on environmental factors. As of March 31, 2020, June 30, 2020 and September 30, 2020, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded.

Allowance for Credit Losses – Available-for Sales (“AFS”) Debt Securities

The impairment model for AFS debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows should be estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS debt security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of March 31, 2020, June 30, 2020 and September 30, 2020, the Company determined that the unrealized loss positions in the AFS debt securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

In December 2018, the Office of Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted the capital transition relief over the permissible five-year period.

On March 22, 2020, a statement was issued by the Company’s banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the recent coronavirus (“COVID-19”) pandemic. Additionally, Section 4013 of the CARES Act, which was enacted on March 27, 2020, further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring as defined by GAAP. To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013. Accordingly, the Company is offering modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. Accordingly, the Company does not account for such loan modifications as TDRs. As of September 30, 2020, there were $233 million in loans in modification programs related to COVID-19.

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

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2020
Federal agency	$195,588	$97	$541	$195,144
State & municipal	10,712	173	2	10,883
Mortgage-backed:
Government-sponsored enterprises	406,495	18,216	-	424,711
U.S. government agency securities	55,259	2,358	9	57,608
Collateralized mortgage obligations:
Government-sponsored enterprises	350,114	8,539	2	358,651
U.S. government agency securities	128,965	4,136	-	133,101
Corporate	17,500	331	4	17,827
Total AFS securities	$1,164,633	$33,850	$558	$1,197,925
As of December 31, 2019
Federal agency	$34,998	$3	$243	$34,758
State & municipal	2,533	-	20	2,513
Mortgage-backed:
Government-sponsored enterprises	453,614	4,982	239	458,357
U.S. government agency securities	44,758	667	156	45,269
Collateralized mortgage obligations:
Government-sponsored enterprises	328,499	1,949	467	329,981
U.S. government agency securities	104,152	718	408	104,462
Total AFS securities	$968,554	$8,319	$1,533	$975,340

There was no allowance for credit losses on AFS securities as of the quarter ending September 30, 2020.

The components of net realized gains (losses) on AFS securities are as follows. These amounts were reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings.

	Three Months Ended September 30,
(In thousands)	2020	2019
Gross realized gains	$-	$20
Gross realized (losses)	-	-
Net AFS realized gains (losses)	$-	$20

	Nine Months Ended September 30,
(In thousands)	2020	2019
Gross realized gains	$3	$73
Gross realized (losses)	-	(152)
Net AFS realized gains (losses)	$3	$(79)

Included in net realized gains (losses) on AFS securities, the Company recorded gains from calls of approximately $3 thousand for the nine months ended September 30, 2020. There were no gains from calls for the three months ended September 30, 2020. The Company recorded gains from calls of approximately $20 thousand for the three months ended September 30, 2019 and $25 thousand for the nine months ended September 30, 2019.

The amortized cost, estimated fair value and unrealized gains (losses) of securities HTM are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2020
Federal agency	$100,000	$47	$772	$99,275
Mortgage-backed:
Government-sponsored enterprises	126,446	4,847	-	131,293
U.S. government agency securities	11,544	865	-	12,409
Collateralized mortgage obligations:
Government-sponsored enterprises	119,402	5,087	-	124,489
U.S. government agency securities	92,654	4,680	-	97,334
State & municipal	213,042	7,096	76	220,062
Total HTM securities	$663,088	$22,622	$848	$684,862
As of December 31, 2019
Mortgage-backed:
Government-sponsored enterprises	$149,448	$3,184	$155	$152,477
U.S. government agency securities	13,667	584	-	14,251
Collateralized mortgage obligations:
Government-sponsored enterprises	189,402	2,165	368	191,199
U.S. government agency securities	110,498	3,256	100	113,654
State & municipal	167,059	2,628	6	169,681
Total HTM securities	$630,074	$11,817	$629	$641,262

At September 30, 2020 and December 31, 2019, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and Government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of September 30, 2020.

Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $11 thousand for the three months ended September 30, 2020 and $15 thousand for the nine months ended September 30, 2020. Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $4 thousand for the three and nine month period ended September 30, 2019.

During the nine months ended September 30, 2020, the Company sold HTM securities with an amortized cost of $1.0 million and resulted in a realized loss of $1 thousand. Due to significant deterioration in the creditworthiness of the issuer of the HTM securities, the circumstances caused the Company to change its intent to hold the HTM securities sold to maturity, which did not affect the Company’s intent to hold the remainder of the HTM portfolio to maturity. There were no sales of HTM securities during the three and nine month periods ended September 30, 2019.

AFS and HTM securities with amortized costs totaling $1.4 billion at September 30, 2020 and $1.3 billion at December 31, 2019 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at September 30, 2020 and December 31, 2019, AFS and HTM securities with an amortized cost of $227.4 million and $189.8 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and losses on equity securities:

	Three Months Ended September 30,
(In thousands)	2020	2019
Net gains and (losses) recognized on equity securities	$73	$4,012
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	-	3,966
Unrealized gains and (losses) recognized on equity securities still held	$73	$46

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net gains and (losses) recognized on equity securities	$(565)	$4,099
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	-	3,966
Unrealized gains and (losses) recognized on equity securities still held	$(565)	$133

Included in the net realized gains and (losses) recognized on equity securities during the three and nine months ended September 30, 2019, the Company recorded a $4.0 million gain from the sale of Visa Class B common stock, which had no readily determinable fair value at the time of the sale. As of September 30, 2020 and December 31, 2019, the carrying value of equity securities without readily determinable fair values was $4.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of September 30, 2020 and 2019. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and nine months ended September 30, 2020 and 2019.

The following tables set forth information with regard to contractual maturities of debt securities at September 30, 2020:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$706	$731
From one to five years	20,281	21,010
From five to ten years	356,717	362,435
After ten years	786,929	813,749
Total AFS debt securities	$1,164,633	$1,197,925
HTM debt securities:
Within one year	$17,239	$17,257
From one to five years	60,391	61,713
From five to ten years	241,783	248,329
After ten years	343,675	357,563
Total HTM debt securities	$663,088	$684,862

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities and Government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2020 and December 31, 2019.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded at September 30, 2020, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of September 30, 2020
AFS securities:
Federal agency	$154,448	$(541)	10	$-	$-	-	$154,448	$(541)	10
State & municipal	1,448	(2)	1	-	-	-	1,448	(2)	1
Mortgage-backed	-	-	-	786	(9)	3	786	(9)	3
Collateralized mortgage obligations	553	(2)	1	-	-	-	553	(2)	1
Corporate	4,996	(4)	1	-	-	-	4,996	(4)	1
Total securities with unrealized losses	$161,445	$(549)	13	$786	$(9)	3	$162,231	$(558)	16

HTM securities:
Federal agency	$74,228	$(772)	3	$-	$-	-	$74,228	$(772)	3
State & municipal	10,594	(76)	10	-	-	-	10,594	(76)	10
Total securities with unrealized losses	$84,822	$(848)	13	$-	$-	-	$84,822	$(848)	13

As of December 31, 2019
AFS securities:
Federal agency	$14,891	$(109)	2	$9,866	$(134)	1	$24,757	$(243)	3
State & municipal	2,503	(20)	1	-	-	-	2,503	(20)	1
Mortgage-backed	67,986	(273)	21	37,745	(122)	16	105,731	(395)	37
Collateralized mortgage obligations	113,121	(316)	24	49,632	(559)	17	162,753	(875)	41
Total securities with unrealized losses	$198,501	$(718)	48	$97,243	$(815)	34	$295,744	$(1,533)	82

HTM securities:
Mortgage-backed	$-	$-	-	$25,370	$(155)	2	$25,370	$(155)	2
Collateralized mortgage obligations	18,040	(181)	3	22,389	(287)	5	40,429	(468)	8
State & municipal	2,257	(6)	4	-	-	-	2,257	(6)	4
Total securities with unrealized losses	$20,297	$(187)	7	$47,759	$(442)	7	$68,056	$(629)	14

The Company does not believe the AFS securities that were in an unrealized loss position as of September 30, 2020, which consisted of 16 individual securities, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of September 30, 2020, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. AIR on AFS debt securities totaled $2.6 million at September 30, 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

None of the bank’s HTM debt securities were past due or on non-accrual status as of the quarter ending September 30, 2020. There was no accrued interest reversed against interest income for the quarter ended September 30, 2020 as all securities remained on accrual status. In addition, there were no collateral dependent HTM debt securities as of September 30, 2020. 53% of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2020. The remaining HTM debt securities at September 30, 2020 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the CECL approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of September 30, 2020. AIR on HTM debt securities totaled $2.7 million at September 30, 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

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

There were no new loans purchased with credit deterioration during the nine months ended September 30, 2020. During the third quarter of 2020, the Company purchased $46.4 million of consumer loans at a 1% discount. The allowance for credit losses recorded for these loans on the purchase date was $3.2 million. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $25.5 million at September 30, 2020 and was included in the allowance for loan credit losses to estimate the impact of accrued interest receivable related to loans with short-term modifications due to the pandemic as the length of time between interest recognition and the write-off of uncollectible interest could exceed 120 days which exempts these loans from our policy election for accrued interest receivable. The estimated allowance for credit losses related to AIR at September 30, 2020 was $0.5 million.
The Day 1 and September 30, 2020 allowance for credit losses calculation incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverted to long-term economic conditions over a 4-quarter reversion period on a straight-line basis.

The quantitative model as of June 30, 2020 incorporated a baseline economic outlook sourced from a reputable third-party that reflected continued economic deterioration from the March 31, 2020 forecasts, with unemployment peaking in the quarter of measurement but sharply improving in the third quarter 2020, while remaining elevated well above the pre-COVID-19 pandemic levels for the entire forecast period and into 2023. National GDP is forecast to rebound strongly in the third quarter 2020 followed by moderately negative growth in the fourth quarter 2020 with increasing growth through 2022 and stabilization in 2023. The June 30, 2020 allowance for credit losses calculation incorporated a 6-quarter forecast period with a 4-quarter reversion period to long-term economic conditions on a straight-line basis. A short-term reduction in prepayment and curtailment speeds was also applied to more reasonably model payment behavior during the COVID-19 national emergency. Additionally, downside and upside scenarios were incorporated and weighted, along with the baseline outlook, to accommodate other potential economic conditions in the quantitative model. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2020. Additional adjustments were made for COVID-19 related factors were not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus, including direct payments to individuals, increased unemployment benefits, deferral/modification initiatives and various government-sponsored loan programs. The commercial & industrial and consumer segment models were based upon percent change in unemployment, with forecast values as of June 30, 2020, well outside the observed historical experience. Therefore, adjustment was required to produce outputs more aligned with default expectations given the forecast economic environment. These factors were considered through a separate quantitative process and incorporated into the estimate for allowance for credit losses at June 30, 2020.

The quantitative model as of September 30, 2020 incorporated a baseline economic outlook sourced from a reputable third-party which reflected an unemployment rate environment well above pre-COVID-19 levels for the entire forecast period and a gradual return to low single digits by the end of 2023. Northeast U.S. GDP was expected to grow moderately over the forecast period after a strong rebound in the third quarter of 2020 with stabilization by the end of 2023. Key assumptions in the baseline economic outlook included a large and effective stimulus package by September 30, 2020 with no secondary surge in COVID-19 cases or pandemic-related business closures. A downside scenario was incorporated and equally weighted, along with the baseline outlook in the quantitative model, which assumed deteriorated economic conditions from the base model as a stimulus package was not in place by the end of the third quarter and the related impact on credit losses is not yet known. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of September 30, 2020. Additional adjustments were made for COVID-19 related factors not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus in 2020, including direct payments to individuals, increased unemployment benefits, deferral/modification initiatives and various government-sponsored loan programs. The commercial & industrial and consumer segment models were based upon percent change in unemployment, with forecast values as of September 30, 2020, well outside the observed historical experience. Therefore, adjustments were required to produce outputs more aligned with default expectations given the forecast economic environment. These factors were considered through a separate quantitative process and incorporated into the estimate for allowance for credit losses at September 30, 2020.

The following tables present the activity in the allowance for credit losses by portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of June 30, 2020	$50,386	$40,094	$23,020	$113,500
Charge-offs	(624)	(4,097)	(58)	(4,779)
Recoveries	333	2,123	62	2,518
Provision	1,651	442	1,168	3,261
Ending Balance as of September 30, 2020	$51,746	$38,562	$24,192	$114,500

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of January 1, 2020 (after adoption of ASC 326)	$27,156	$32,122	$16,721	$75,999
Charge-offs	(2,353)	(17,166)	(863)	(20,382)
Recoveries	674	6,168	300	7,142
Provision	26,269	17,438	8,034	51,741
Ending Balance as of September 30, 2020	$51,746	$38,562	$24,192	$114,500

The increase in the allowance for credit losses from June 30, 2020 to September 30, 2020 was primarily due to the specific allowance for credit losses on individually analyzed credits and a change in loan portfolio mix shift within the consumer portfolio as indirect auto balances declined and other consumer balances increased. The increase in the allowance for credit losses from Day 1 to September 30, 2020 was primarily due to the deterioration of macroeconomic factors surrounding the COVID-19 pandemic.

Individually Evaluated Loans

As of September 30, 2020, there were two relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $10.9 million. The allowance for credit loss was $3.0 million and was determined by an estimate of the fair value of the collateral which consisted of business assets (accounts receivable, inventory and machinery, real estate and equipment). As of June 30, 2020, there were no relationships identified to be evaluated for loss on an individual basis. As of Day 1, there were no relationships identified to be evaluated for loss on an individual basis.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of September 30, 2020
Commercial Loans:
C&I	$703	$79	$12	$794	$4,172	$1,116,189	$1,121,155
CRE	367	51	-	418	17,242	2,324,815	2,342,475
PPP	-	-	-	-	-	514,558	514,558
Total Commercial Loans	$1,070	$130	$12	$1,212	$21,414	$3,955,562	$3,978,188
Consumer Loans:
Auto	$7,639	$1,534	$826	$9,999	$2,901	$938,433	$951,333
Other Consumer	3,373	1,447	1,121	5,941	370	634,011	640,322
Total Consumer Loans	$11,012	$2,981	$1,947	$15,940	$3,271	$1,572,444	$1,591,655
Residential	$1,505	$256	$620	$2,381	$11,211	$1,977,208	$1,990,800
Total Loans	$13,587	$3,367	$2,579	$19,533	$35,896	$7,505,214	$7,560,643

As of September 30, 2020, there were no loans in non-accrual without an allowance for credit losses.

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

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by vintage

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
C&I
By Internally Assigned Grade:
Pass	$249,835	$204,978	$100,664	$51,944	$41,297	$36,030	$335,169	$273	$1,020,190
Special Mention	14,004	10,680	6,410	5,684	3,547	3,634	20,136	50	64,145
Substandard	635	5,614	9,437	3,574	920	5,510	9,586	9	35,285
Doubtful	-	1,351	-	184	-	-	-	-	1,535
Total C&I	$264,474	$222,623	$116,511	$61,386	$45,764	$45,174	$364,891	$332	$1,121,155

CRE
By Internally Assigned Grade:
Pass	$313,029	$376,023	$250,936	$309,705	$216,756	$417,746	$88,356	$14,816	$1,987,367
Special Mention	3,215	41,533	36,718	56,202	40,432	67,110	10,004	-	255,214
Substandard	282	2,937	8,942	8,573	5,709	57,484	6,455	-	90,382
Doubtful	-	1,897	-	-	-	7,615	-	-	9,512
Total CRE	$316,526	$422,390	$296,596	$374,480	$262,897	$549,955	$104,815	$14,816	$2,342,475

PPP
By Internally Assigned Grade:
Pass	$514,558	$-	$-	$-	$-	$-	$-	$-	$514,558
Total PPP	$514,558	$-	$-	$-	$-	$-	$-	$-	$514,558

Auto
By Payment Activity:
Performing	$153,299	$347,290	$229,833	$138,721	$58,144	$20,296	$23	$-	$947,606
Nonperforming	208	1,135	1,353	655	376	-	-	-	3,727
Total Auto	$153,507	$348,425	$231,186	$139,376	$58,520	$20,296	$23	$-	$951,333

Other Consumer
By Payment Activity:
Performing	$181,867	$195,369	$141,910	$63,712	$17,729	$19,465	$18,498	$281	$638,831
Nonperforming	169	509	305	220	99	179	10	-	1,491
Total Other Consumer	$182,036	$195,878	$142,215	$63,932	$17,828	$19,644	$18,508	$281	$640,322

Residential
By Payment Activity:
Performing	$158,672	$222,947	$225,715	$191,436	$171,022	$724,257	$271,304	$13,616	$1,978,969
Nonperforming	548	137	718	1,138	364	8,788	11	127	11,831
Total Residential	$159,220	$223,084	$226,433	$192,574	$171,386	$733,045	$271,315	$13,743	$1,990,800

Total Loans	$1,590,321	$1,412,400	$1,012,941	$831,748	$556,395	$1,368,114	$759,552	$29,172	$7,560,643

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

The Company began offering loan modifications to assist borrowers during the COVID-19 national emergency. The CARES Act, along with a joint agency statement issued by banking regulatory agencies, provides that modifications made in response to COVID-19 do not need to be accounted for as a TDR. The Company evaluated the modification programs provided to its borrowers and has concluded the modifications were generally made in accordance with the CARES Act guidance to borrowers who were in good standing prior to the COVID-19 pandemic and are not required to be designated as TDRs. See Note 3 Recent Accounting Pronouncements for more information.

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer Loans:
Auto	-	$-	$-	1	$44	$44
Total Consumer Loans	-	$-	$-	1	$44	$44
Residential	10	$659	$715	24	$1,619	$1,745
Total Troubled Debt Restructurings	10	$659	$715	25	$1,663	$1,789

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Loans:
C&I	-	$-	1	$387
CRE	-	-	1	168
Total Commercial Loans	-	$-	2	$555
Residential	9	$299	45	$2,280
Total Troubled Debt Restructurings	9	$299	47	$2,835

Allowance for Loan Losses

Prior to the adoption of ASU 2016-13 on January 1, 2020, the Company’s calculated allowance for loan losses used the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following table illustrates the changes in the allowance for loan losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of June 30, 2019	$33,152	$36,534	$2,479	$72,165
Charge-offs	(865)	(6,976)	(174)	(8,015)
Recoveries	132	1,746	13	1,891
Provision	1,021	5,031	272	6,324
Ending Balance as of September 30, 2019	$33,440	$36,335	$2,590	$72,365

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of December 31, 2018	$32,759	$37,178	$2,568	$72,505
Charge-offs	(2,783)	(21,336)	(782)	(24,901)
Recoveries	344	4,887	122	5,353
Provision	3,120	15,606	682	19,408
Ending Balance as of September 30, 2019	$33,440	$36,335	$2,590	$72,365

The following table illustrates the allowance for loan losses and the recorded investment by portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
As of December 31, 2019
Allowance for loan losses	$34,525	$35,647	$2,793	$72,965
Allowance for loans individually evaluated for impairment	-	-	-	-
Allowance for loans collectively evaluated for impairment	$34,525	$35,647	$2,793	$72,965
Ending balance of loans	$3,444,266	$2,246,676	$1,445,156	$7,136,098
Ending balance of originated loans individually evaluated for impairment	3,488	7,044	7,721	18,253
Ending balance of acquired loans collectively evaluated for impairment	115,266	23,733	125,879	264,878
Ending balance of originated loans collectively evaluated for impairment	$3,325,512	$2,215,899	$1,311,556	$6,852,967

The following tables set forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2019
Originated
Commercial Loans:
C&I	$1,227	$-	$-	$1,227	$1,177	$838,502	$840,906
CRE	3,576	-	-	3,576	4,847	1,941,143	1,949,566
Business Banking	794	162	-	956	7,035	530,537	538,528
Total Commercial Loans	$5,597	$162	$-	$5,759	$13,059	$3,310,182	$3,329,000
Consumer Loans:
Indirect Auto	$11,860	$2,108	$1,005	$14,973	$2,175	$1,176,487	$1,193,635
Specialty Lending	3,153	2,087	1,307	6,547	-	535,516	542,063
Direct	2,564	564	478	3,606	2,475	481,164	487,245
Total Consumer Loans	$17,577	$4,759	$2,790	$25,126	$4,650	$2,193,167	$2,222,943
Residential Real Estate	$1,179	$190	$663	$2,032	$5,872	$1,311,373	$1,319,277
Total Originated Loans	$24,353	$5,111	$3,453	$32,917	$23,581	$6,814,722	$6,871,220

Acquired
Commercial Loans:
C&I	$149	$-	$-	$149	$-	$19,215	$19,364
CRE	-	-	-	-	-	60,937	60,937
Business Banking	397	287	-	684	382	33,899	34,965
Total Commercial Loans	$546	$287	$-	$833	$382	$114,051	$115,266
Consumer Loans:
Direct	$136	$58	$-	$194	$105	$23,434	$23,733
Total Consumer Loans	$136	$58	$-	$194	$105	$23,434	$23,733
Residential Real Estate	$575	$20	$264	$859	$1,106	$123,914	$125,879
Total Acquired Loans	$1,257	$365	$264	$1,886	$1,593	$261,399	$264,878

Total Loans	$25,610	$5,476	$3,717	$34,803	$25,174	$7,076,121	$7,136,098

The following table provides information on impaired loans specifically evaluated for impairment:

	December 31, 2019
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
C&I	$76	$302	$
CRE	2,410	2,437
Business Banking	1,002	1,443
Total Commercial Loans	$3,488	$4,182
Consumer Loans:
Indirect Auto	$154	$242
Direct	6,862	8,335
Specialty Lending	28	28
Total Consumer Loans	$7,044	$8,605
Residential Real Estate	$7,721	$9,754
Total	$18,253	$22,541

Total Loans	$18,253	$22,541		$-

The following table summarizes the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$115	$-	$291	$1
CRE	2,554	30	3,577	91
Business Banking	1,002	7	1,111	18
Total Commercial Loans	$3,671	$37	$4,979	$110
Consumer Loans:
Indirect Auto	$213	$3	$201	$9
Direct	7,293	95	7,518	291
Total Consumer Loans	$7,506	$98	$7,719	$300
Residential Real Estate	$7,629	$93	$7,428	$252
Total Originated	$18,806	$228	$20,126	$662

Total Loans	$18,806	$228	$20,126	$662

The following tables illustrate the Company’s credit quality by loan class:

(In thousands)	As of December 31, 2019
Originated
Commercial Credit Exposure By Internally Assigned Grade:	C&I	CRE	Total
Pass	$782,763	$1,868,678	$2,651,441
Special Mention	28,380	30,519	58,899
Substandard	29,257	50,369	79,626
Doubtful	506	-	506
Total	$840,906	$1,949,566	$2,790,472

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$524,725	$524,725
Classified	13,803	13,803
Total	$538,528	$538,528

Consumer Credit Exposure By Payment Activity:	Indirect Auto	Specialty Lending	Direct	Total
Performing	$1,190,455	$540,756	$484,292	$2,215,503
Nonperforming	3,180	1,307	2,953	7,440
Total	$1,193,635	$542,063	$487,245	$2,222,943

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$1,312,742	$1,312,742
Nonperforming	6,535	6,535
Total	$1,319,277	$1,319,277

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$17,801	$60,545	$78,346
Special Mention	1,269	-	1,269
Substandard	294	392	686
Total	$19,364	$60,937	$80,301

Business Banking Credit Exposure By Internally Assigned Grade:	Business Banking	Total
Non-classified	$32,030	$32,030
Classified	2,935	2,935
Total	$34,965	$34,965

Consumer Credit Exposure
By Payment Activity:	Direct	Total
Performing	$23,628	$23,628
Nonperforming	105	105
Total	$23,733	$23,733

Residential Real Estate Credit Exposure By Payment Activity:	Residential Real Estate	Total
Performing	$124,509	$124,509
Nonperforming	1,370	1,370
Total	$125,879	$125,879

The following table illustrates the recorded investment and number of modifications for modified loans, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
C&I	-	$-	$-	1	$65	$65
Business Banking	-	-	-	2	388	388
Total Commercial Loans	-	$-	$-	3	$453	$453
Consumer Loans:
Indirect Auto	-	$-	$-	9	$134	$134
Direct	1	30	37	9	418	434
Total Consumer Loans	1	$30	$37	18	$552	$568
Residential Real Estate	2	$186	$203	10	$942	$990
Total Troubled Debt Restructurings	3	$216	$240	31	$1,947	$2,011

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Consumer Loans:
Indirect Auto	1	$10	2	$17
Direct	9	332	24	1,109
Total Consumer Loans	10	$342	26	$1,126
Residential Real Estate	9	$572	19	$1,087
Total Troubled Debt Restructurings	19	$914	45	$2,213

6.	Subordinated Debt

On June 23, 2020, the Company issued $100.0 million aggregate principal amount of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualifies as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated notes issuance costs of $2.2 million are being amortized on a straight line basis into interest expense over five years.

The Company may redeem the subordinated notes (1) in whole or in part beginning with the interest payment date of July 1, 2025, and on any interest payment date thereafter or (2) in whole but not in part upon the occurrence of a “Tax Event”, a “Tier 2 Capital Event” or in the event the Company is required to register as an investment company pursuant to the Investment Company Act of 1940, as amended. The redemption price for any redemption is 100% of the principal amount of the subordinated notes being redeemed, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the subordinated notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations, including capital regulations.

The following table summarizes the Company’s subordinated debt:

(Dollars in thousands)	September 30, 2020
Subordinated notes issued June 2020 – fixed interest rate of 5.00% through June 2025 and a variable interest rate equivalent to three-month SOFR plus 4.85% thereafter, maturing July 1, 2030	$100,000
Unamortized debt issuance costs	(2,057)
Total subordinated debt, net	$97,943

7.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at September 30, 2020. Benefits paid from the plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds.

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

The Company made no voluntary contributions to the pension and other benefits plans during the three and nine months ended September 30, 2020 and 2019.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Components of net periodic (benefit) cost:
Service cost	$446	$431	$2	$1
Interest cost	809	986	55	67
Expected return on plan assets	(2,105)	(1,869)	-	-
Net amortization	368	658	13	14
Total net periodic (benefit) cost	$(482)	$206	$70	$82

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Components of net periodic (benefit) cost:
Service cost	$1,338	$1,301	$6	$5
Interest cost	2,427	2,948	165	229
Expected return on plan assets	(6,315)	(5,615)	-	-
Net amortization	1,104	1,936	39	49
Total net periodic (benefit) cost	$(1,446)	$570	$210	$283

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended September 30,
(In thousands, except per share data)	2020	2019
Basic EPS:
Weighted average common shares outstanding	43,643	43,825
Net income available to common stockholders	$35,113	$32,379
Basic EPS	$0.80	$0.74

Diluted EPS:
Weighted average common shares outstanding	43,643	43,825
Dilutive effect of common stock options and restricted stock	299	313
Weighted average common shares and common share equivalents	43,942	44,138
Net income available to common stockholders	$35,113	$32,379
Diluted EPS	$0.80	$0.73

	Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019
Basic EPS:
Weighted average common shares outstanding	43,704	43,806
Net income available to common stockholders	$70,194	$92,061
Basic EPS	$1.61	$2.10

Diluted EPS:
Weighted average common shares outstanding	43,704	43,806
Dilutive effect of common stock options and restricted stock	293	302
Weighted average common shares and common share equivalents	43,997	44,108
Net income available to common stockholders	$70,194	$92,061
Diluted EPS	$1.60	$2.09

There were 3,250 stock options for the three and nine months ended September 30, 2020, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,500 stock options for the three and nine months ended September 30, 2019, that were not considered in the calculation of diluted EPS since the stock options’ exercise price was greater than the average market price during these periods.

9.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified From AOCI		Affected Line Item in the Consolidated Statement of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	September 30, 2020	September 30, 2019
AFS securities:
(Gains) on AFS securities	$-	$(20)	Net securities (gains)
Amortization of unrealized gains related to securities transfer	$157	$190	Interest income
Tax effect	$(39)	$(42)	Income tax (benefit)
Net of tax	$118	$128

Cash flow hedges:
Net unrealized losses (gains) on cash flow hedges reclassified to interest expense	$101	$(395)	Interest expense
Tax effect	$(25)	$98	Income tax (benefit) expense
Net of tax	$76	$(297)

Pension and other benefits:
Amortization of net losses	$359	$649	Other noninterest expense
Amortization of prior service costs	22	23	Other noninterest expense
Tax effect	$(95)	$(168)	Income tax (benefit)
Net of tax	$286	$504

Total reclassifications, net of tax	$480	$335

Detail About AOCI Components	Amount Reclassified From AOCI		Affected Line item in the Consolidated Statement of Comprehensive Income (Loss)
	Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019
AFS securities:
(Gains) losses on AFS securities	$(3)	$79	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	495	556	Interest income
Tax effect	$(123)	$(159)	Income tax (benefit)
Net of tax	$369	$476

Cash flow hedges:
Net unrealized losses (gains) on cash flow hedges reclassified to interest expense	$192	$(1,932)	Interest expense
Tax effect	$(48)	$483	Income tax (benefit) expense
Net of tax	$144	$(1,449)

Pension and other benefits:
Amortization of net losses	$1,075	$1,916	Other noninterest expense
Amortization of prior service costs	68	69	Other noninterest expense
Tax effect	$(286)	$(496)	Income tax (benefit)
Net of tax	$857	$1,489

Total reclassifications, net of tax	$1,370	$516

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

As of September 30, 2020, the Company had sixteen risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. The fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $350 thousand and $152 thousand, respectively as of September 30, 2020. As of December 31, 2019, the Company had fifteen risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. The fair values included in other assets and other liabilities on the unaudited interim consolidated balance sheet applicable to these agreements amounted to $112 thousand and $82 thousand, respectively. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements:

	September 30,	December 31,
(In thousands)	2020	2019
Derivatives Not Designated as Hedging Instruments:
Fair value adjustment included in other assets and other liabilities
Interest rate derivatives	$122,546	$41,650
Notional amount:
Interest rate derivatives	2,265,651	963,209
Risk participation agreements	109,311	97,614
Derivatives Designated as Hedging Instruments:
Fair value adjustment included in other assets
Interest rate derivatives	-	4
Fair value adjustment included in other liabilities
Interest rate derivatives	136	45
Notional amount:
Interest rate derivatives	25,000	50,000

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s short-term rate borrowings. During the next twelve months, the Company estimates that an additional $124 thousand will be reclassified from AOCI as a reduction to interest expense.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Derivatives Designated as Hedging Instruments:
Interest rate derivatives - included component
Amount of gain (loss) recognized in other comprehensive income	$-	$9	$(274)	$(475)
Amount of loss (gain) reclassified from AOCI into interest expense	101	(395)	192	(1,932)

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Derivatives Not Designated as Hedging Instruments:
(Decrease) increase in other income	$(20)	$(10)	$127	$96

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid agency securities, less liquid listed equities, state, municipal and provincial obligations and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy. Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). Other investment securities are reported at fair value utilizing Level 1 and Level 2 inputs. The prices for Level 2 instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the methodologies used in pricing the securities by its third-party providers.

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	September 30, 2020
Assets:
AFS securities
Federal agency	$-	$195,144	$-	$195,144
State & municipal	-	10,883	-	10,883
Mortgage-backed	-	482,319	-	482,319
Collateralized mortgage obligations	-	491,752	-	491,752
Corporate	-	17,827	-	17,827
Total AFS securities	$-	$1,197,925	$-	$1,197,925
Equity securities	26,758	4,000	-	30,758
Derivatives	-	122,896	-	122,896
Total	$26,758	$1,324,821	$-	$1,351,579

Liabilities:
Derivatives	$-	$122,834	$-	$122,834
Total	$-	$122,834	$-	$122,834

(In thousands)	Level 1	Level 2	Level 3	December 31, 2019
Assets:
AFS securities
Federal agency	$-	$34,758	$-	$34,758
State & municipal	-	2,513	-	2,513
Mortgage-backed	-	503,626	-	503,626
Collateralized mortgage obligations	-	434,443	-	434,443
Total AFS securities	$-	$975,340	$-	$975,340
Equity securities	23,771	4,000	-	27,771
Derivatives	-	41,766	-	41,766
Total	$23,771	$1,021,106	$-	$1,044,877

Liabilities:
Derivatives	$-	$41,777	$-	$41,777
Total	$-	$41,777	$-	$41,777

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The non-recurring fair value measurements recorded during the three and nine month periods ended September 30, 2020 and the year ended December 31, 2019 were related to impaired loans, write-downs of other real estate owned and write-down of branch assets to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

As of September 30, 2020 the Company had collateral dependent individually evaluated loans with a carrying value of $10.9 million, which had an estimated allowance for credit loss of $3.0 million. As of December 31, 2019 the Company had no collateral dependent loans.

During the nine months ended September 30, 2020, the Company recorded a $0.5 million write-off of branch locations due to a pending disposition of the locations. During the three and nine months ended September 30, 2019, the Company recorded a $1.0 million write-down of a branch location to fair value of $0.2 million due to a pending disposition of the location.

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

		September 30, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$663,088	$684,862	$630,074	$641,262
Net loans	3	7,447,966	7,535,955	7,074,864	6,999,690
Financial liabilities:
Time deposits	2	$659,971	$666,646	$861,193	$858,085
Long-term debt	2	64,126	65,086	64,211	64,373
Subordinated debt	1	100,000	102,781	-	-
Junior subordinated debt	2	101,196	104,447	101,196	105,694

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

HTM Securities

The fair value of the Company’s HTM securities is primarily measured using information from a third-party pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s credit worthiness. Commitments to extend credit and unused lines of credit totaled $2.1 billion at September 30, 2020 and $1.9 billion at December 31, 2019.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are frequently issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $52.3 million at September 30, 2020 and $34.5 million at December 31, 2019. As of September 30, 2020 and December 31, 2019, the fair value of the Company’s standby letters of credit was not significant.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019 for an understanding of the following discussion and analysis. Operating results for the three and nine month periods ending September 30, 2020 are not necessarily indicative of the results of the full year ending December 31, 2020 or any future period.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The Company’s results in the first nine months of 2020 have been impacted by the COVID-19 pandemic and the CECL accounting methodology, including the estimated impact of the COVID-19 pandemic on expected credit losses. The following information should be considered in connection with the Company’s results for the three and nine months ended September 30, 2020:

•	Net income up $10.4 million from the second quarter of 2020 and up $2.7 million from the third quarter of 2019.
•	Diluted earnings per share up $0.24 from the second quarter of 2020 and up $0.07 from the third quarter of 2019.
•
Provision expense for the three months ended September 30, 2020 was $3.3 million, with an increase from the second quarter of 2020 in allowance to total loans due to $3.0 million in specific reserves for two nonperforming commercial relationships and a change in loan mix while net charge-offs of $2.3 million were down compared with the prior quarter.

•
The net interest margin on a fully table equivalent (“FTE”) basis for the third quarter of 2020 was 3.17%, down 21 basis points (“bps”) from the second quarter of 2020 and down 40 bps from the third quarter of 2019.

•
Pre-provision net revenue (“PPNR”)(1) for the third quarter of 2020 was $49.6 million compared to $50.7 million in the previous quarter and $48.2 million in the third quarter of 2019. The 2% decline in PPNR from the previous quarter reflected lower net interest income, slightly higher operating expenses, partly offset by higher noninterest income.

•	Book value per share of $26.74 at September 30, 2020; tangible book value per share grew 3% for the quarter and 8% from prior year to $20.02(2) at September 30, 2020.

(1) PPNR is a Non-GAAP financial measure that management believes is useful in evaluating the underlying operating results of the Company excluding the volatility in loan loss provision due to CECL adoption and the impact of the COVID-19 pandemic, net securities gains (losses) and non-recurring income and/or expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income before income tax expense	$46,101	$41,701	$89,461	$118,306
FTE adjustment	325	374	983	1,318
Provision for loan losses	3,261	6,324	51,741	19,408
Net securities (gains) losses	(84)	(4,036)	548	(4,024)
Nonrecurring expense	-	3,800	650	3,800
Unfunded loan commitments reserve	-	-	1,800	-
PPNR	$49,603	$48,163	$145,183	$138,808

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

In response, the Company immediately formed an Executive Task Force and engaged its established Incident Response Team under its Business Continuity Plan to execute a comprehensive pandemic response plan. The Company has taken significant steps to address the needs of its customers impacted by COVID-19. The Company provided payment relief for all its customers for 180 days or less, waiving associated late fees while not reporting these payment deferrals as late payments to the credit bureaus for all its consumer customers who were current prior to this event. The Company continues to responsibly lend to qualified consumer and commercial customers and designed special lending programs as well as participating in government sponsored relief programs to respond to customers’ needs during the pandemic.

The Company has been a participant in the Small Business Administration’s Paycheck Protection Program (“PPP”), a new loan guarantee program created under the CARES Act targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration (“SBA”), whose guarantee is backed by the full faith and credit of the United States. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally-applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. The Company processed approximately 3,000 loans totaling over $548 million in relief. An online solution for the PPP loan forgiveness process launched with a successful pilot completed in the third quarter. The Company also is participating in the Main Street Lending Program as defined in the CARES Act.

The Company established a committee to ensure employee and customer safety through staged reopening and monitoring. The five focus areas for the Company’s reopening are employee well-being, alternate work plans, physical workspace, working with customers and vendors, and policies, training and communication. The Committee monitored state and local responses and adapted physical locations across its footprint in its re-opening plans and will continue to monitor and adapt its response as the impact of COVID-19 continues to develop. The Company has taken significant actions to address the needs of employees and customers:
● Employees
- 90% of non-branch employees moved to remote work by April 1; 45% have since returned to a worksite; remaining 55% are either hybrid or full-time remote.
- Adopted health and safety precautions in our branches.
- Offered additional benefits for health, childcare/eldercare needs and well-being including paid-time-off flexibility and childcare assistance program.
- Cross-training and redeployment programs directing staff resources to areas of greatest need.
● Customers
- All branch lobbies are open.
- Leveraged technology tools such as robotic process automation for payment extension requests and onboarding loans; increased use of electronic signatures.
- Digital communication channels significantly enhanced with dedicated webpages, emails and social media content.
- Offered payment deferrals and forbearance.

Results of Operations

Net income for the three months ended September 30, 2020 was $35.1 million, up $10.4 million from $24.7 million for the second quarter of 2020 and up $2.7 million from $32.4 million for the third quarter of 2019. Diluted earnings per share for the three months ended September 30, 2020 was $0.80, as compared with $0.56 for the prior quarter, and $0.73 for the third quarter of 2019. Return on average assets (annualized) was 1.29% for the three months ended September 30, 2020 as compared to 0.94% for the prior quarter and 1.34% for the same period last year. Return on average equity (annualized) was 12.09% for the three months ended September 30, 2020 as compared to 8.76% for the prior quarter and 11.83% for the three months ended September 30, 2019. Return on average tangible common equity (annualized) was 16.51% for the three months ended September 30, 2020 as compared to 12.14% for the prior quarter and 16.43% for the three months ended September 30, 2019.

Net income for the nine months ended September 30, 2020 was $70.2 million, down $21.9 from $92.1 million for the same period last year. Diluted earnings per share for the nine months ended September 30, 2020 was $1.60 as compared with $2.09 for the same period in 2019. Return on average assets (annualized) was 0.90% for the nine months ended September 30, 2020 as compared to 1.29% for the same period last year. Return on average equity (annualized) was 8.23% for the nine months ended September 30, 2020 as compared to 11.66% for the nine months ended September 30, 2019. Return on average tangible common equity (annualized) was 11.36% for the nine months ended September 30, 2020 as compared to 16.42% for the nine months ended September 30, 2019.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income	$35,113	$32,379	$70,194	$92,061
Amortization of intangible assets (net of tax)	642	656	1,930	2,051
Net income, excluding intangible amortization	$35,755	$33,035	$72,124	$94,112

Average stockholders’ equity	$1,155,056	$1,085,961	$1,139,871	$1,055,375
Less: average goodwill and other intangibles	293,572	288,077	291,472	288,967
Average tangible common equity	$861,484	$797,884	$848,399	$766,408

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

Net interest income was $77.9 million for the third quarter of 2020, down $2.5 million, or 3.1%, from the previous quarter. The FTE net interest margin was 3.17% for the three months ended September 30, 2020, down 21 bps from the previous quarter. Interest income decreased $2.5 million, or 2.8%, as the yield on average interest-earning assets decreased 23 bps from the prior quarter to 3.45%, while average interest-earning assets of $9.8 billion increased $220.9 million from the prior quarter, primarily due to an increase in short-term interest-bearing accounts due to excess liquidity and an increase in average investment securities. Interest expense was comparable to the prior quarter, as the cost of interest-bearing liabilities remained flat at 0.45% for the quarter ended September 30, 2020, driven by interest-bearing deposit costs decreasing 4 bps along with average interest-bearing liability decreasing $28.6 million.

Net interest income was $77.9 million for the third quarter of 2020, flat from the third quarter of 2019. The FTE net interest margin was 3.17% for the three months ended September 30, 2020, down 40 bps from the third quarter of 2019. Interest income decreased $7.4 million, or 8.0%, as the yield on average interest-earning assets decreased 77 bps from the same period in 2019 to 3.45%, while average interest-earning assets increased $1.1 billion, primarily due to excess liquidity and an increase in average loans due to PPP loan originations. Interest expense decreased $7.3 million, or 50.8%, as the cost of interest-bearing liabilities decreased 51 bps, driven by interest-bearing deposit costs decreasing 51 bps along with a 97 bps decrease in short-term borrowings cost. The Federal Reserve lowered its target fed funds rate by 150 basis points in the first quarter of 2020.

Net interest income for the first nine months of 2020 was $235.6 million, up $1.2 million, or 0.5%, from the same period in 2019. FTE net interest margin of 3.35% for the nine months ended September 30, 2020, was down from 3.61% for the same period in 2019. Interest income decreased $15.1 million, or 5.5%, as the yield on average interest-earning assets decreased 54 bps from the same period in 2019 to 3.72%, while average interest-earning assets increased $693.3 million primarily due to excess liquidity and an increase in average loans due to PPP loan originations. Interest expense was down $16.3 million, or 38.3%, for the nine months ended September 30, 2020 as compared to the same period in 2019 as the cost of interest-bearing liabilities decreased 38 bps to 0.57%, driven by interest-bearing deposit costs decreasing 32 bps along with the 72 bps decrease in short-term borrowings cost. The Federal Reserve lowered its target fed funds rate by 150 basis points in the first quarter of 2020.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	September 30, 2020			September 30, 2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$477,946	$130	0.11%	$57,530	$283	1.95%
Securities available for sale (1) (3)	1,137,604	5,603	1.96%	940,256	5,711	2.41%
Securities held to maturity (1) (3)	621,812	4,008	2.56%	698,617	4,879	2.77%
Federal Reserve Bank and FHLB stock	29,720	529	7.08%	40,525	719	7.04%
Loans (2) (3)	7,559,218	75,049	3.95%	6,987,476	81,163	4.61%
Total interest-earning assets	$9,826,300	$85,319	3.45%	$8,724,404	$92,755	4.22%
Other assets	967,194			852,616
Total assets	$10,793,494			$9,577,020

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,364,606	$1,680	0.28%	$2,015,297	$6,281	1.24%
NOW deposit accounts	1,207,064	144	0.05%	1,056,001	340	0.13%
Savings deposits	1,447,021	192	0.05%	1,274,793	188	0.06%
Time deposits	684,708	2,251	1.31%	893,837	3,936	1.75%
Total interest-bearing deposits	$5,703,399	$4,267	0.30%	$5,239,928	$10,745	0.81%
Short-term borrowings	277,890	446	0.64%	490,694	1,989	1.61%
Long-term debt	64,137	398	2.47%	84,250	498	2.35%
Subordinated debt	97,934	1,375	5.59%	-	-	-
Junior subordinated debt	101,196	565	2.22%	101,196	1,095	4.29%
Total interest-bearing liabilities	$6,244,556	$7,051	0.45%	$5,916,068	$14,327	0.96%
Demand deposits	$3,111,617			$2,389,617
Other liabilities	282,265			185,374
Stockholders’ equity	1,155,056			1,085,961
Total liabilities and stockholders’ equity	$10,793,494			$9,577,020
Net interest income (FTE)		$78,268			$78,428
Interest rate spread			3.00%			3.26%
Net interest margin (FTE)			3.17%			3.57%
Taxable equivalent adjustment		$325			$374
Net interest income		$77,943			$78,054

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

Nine Months Ended	September 30, 2020			September 30, 2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$311,577	$464	0.20%	$30,970	$457	1.97%
Securities available for sale (1) (3)	1,028,962	16,956	2.20%	968,517	17,695	2.44%
Securities held to maturity (1) (3)	619,379	12,562	2.71%	750,305	15,921	2.84%
Federal Reserve Bank and FHLB stock	35,349	1,674	6.33%	45,254	2,271	6.71%
Loans (2) (3)	7,437,566	231,168	4.15%	6,944,518	241,932	4.66%
Total interest-earning assets	$9,432,833	$262,824	3.72%	$8,739,564	$278,276	4.26%
Other assets	938,296			821,859
Total assets	$10,371,129			$9,561,423

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,275,765	$8,646	0.51%	$1,912,572	$16,255	1.14%
NOW deposit accounts	1,153,780	548	0.06%	1,105,919	1,157	0.14%
Savings deposits	1,369,219	553	0.05%	1,269,723	550	0.06%
Time deposits	762,548	8,436	1.48%	929,819	11,843	1.70%
Total interest-bearing deposits	$5,561,312	$18,183	0.44%	$5,218,033	$29,805	0.76%
Short-term borrowings	412,312	3,215	1.04%	607,155	7,986	1.76%
Long-term debt	64,165	1,184	2.46%	80,162	1,391	2.32%
Subordinated debt	35,750	1,503	5.62%	-	-	-
Junior subordinated debt	101,196	2,186	2.89%	101,196	3,404	4.50%
Total interest-bearing liabilities	$6,174,735	$26,271	0.57%	$6,006,546	$42,586	0.95%
Demand deposits	$2,800,297			$2,332,965
Other liabilities	256,226			166,537
Stockholders’ equity	1,139,871			1,055,375
Total liabilities and stockholders’ equity	$10,371,129			$9,561,423
Net interest income (FTE)		$236,553			$235,690
Interest rate spread			3.15%			3.31%
Net interest margin (FTE)			3.35%			3.61%
Taxable equivalent adjustment		$983			$1,318
Net interest income		$235,570			$234,372

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended September 30,	Increase (Decrease) 2020 over 2019
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$337	$(490)	$(153)
Securities available for sale	1,069	(1,177)	(108)
Securities held to maturity	(519)	(352)	(871)
Federal Reserve Bank and FHLB stock	(194)	4	(190)
Loans	6,198	(12,312)	(6,114)
Total FTE interest income	$6,891	$(14,327)	$(7,436)
Money market deposit accounts	$929	$(5,530)	$(4,601)
NOW deposit accounts	43	(239)	(196)
Savings deposits	24	(20)	4
Time deposits	(812)	(873)	(1,685)
Short-term borrowings	(646)	(897)	(1,543)
Long-term debt	(125)	25	(100)
Subordinated debt	1,375	-	1,375
Junior subordinated debt	-	(530)	(530)
Total FTE interest expense	$788	$(8,064)	$(7,276)
Change in FTE net interest income	$6,103	$(6,263)	$(160)

Nine Months Ended September 30,	Increase (Decrease) 2020 over 2019
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$755	$(748)	$7
Securities available for sale	1,069	(1,808)	(739)
Securities held to maturity	(2,669)	(690)	(3,359)
Federal Reserve Bank and FHLB stock	(473)	(124)	(597)
Loans	16,542	(27,306)	(10,764)
Total FTE interest income	$15,224	$(30,676)	$(15,452)
Money market deposit accounts	$2,657	$(10,266)	$(7,609)
NOW deposit accounts	48	(657)	(609)
Savings deposits	42	(39)	3
Time deposits	(1,964)	(1,443)	(3,407)
Short-term borrowings	(2,101)	(2,670)	(4,771)
Long-term debt	(290)	83	(207)
Subordinated debt	1,503	-	1,503
Junior subordinated debt	-	(1,218)	(1,218)
Total FTE interest expense	$(105)	$(16,210)	$(16,315)
Change in net FTE interest income	$15,329	$(14,466)	$863

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Service charges on deposit accounts	$3,087	$4,330	$9,613	$12,790
ATM and debit card fees	7,194	6,277	19,184	17,958
Retirement plan administration fees	9,685	7,600	26,840	23,170
Wealth management	7,695	7,630	21,791	21,315
Insurance	3,742	4,000	11,303	12,291
Bank owned life insurance	1,255	1,556	4,010	4,119
Net securities gains (losses)	84	4,036	(548)	4,024
Other	4,985	4,291	15,968	12,115
Total noninterest income	$37,727	$39,720	$108,161	$107,782

Noninterest income for the three months ended September 30, 2020 was $37.7 million, up $2.7 million, or 7.8%, from the prior quarter and down $2.0 million, or 5.0%, from the third quarter of 2019. Excluding net securities gains (losses), noninterest income for the three months ended September 30, 2020 would have been $37.6 million, up $2.8 million, or 8.1%, from the prior quarter and up $2.0 million, or 5.5%, from the third quarter of 2019. The increase from the prior quarter was primarily driven by higher service charges on deposit accounts due to lower overdraft charges during the COVID-19 pandemic that recovered but continue to run lower than that prior year levels, higher ATM and debit card fees due to increased volume and higher per transaction rates, higher retirement plan administration fees due to the April 1, 2020 acquisition of Alliance Benefit Group of Illinois, Inc. (“ABG”), which contributed $1.7 million in revenues during the third quarter of 2020 and higher wealth management fees due to seasonality of tax revenue and market conditions. The increase from the third quarter of 2019 was primarily due to the increase in retirement plan administration fees due to the ABG acquisition, higher ATM and debit card fess due to increased volume and higher per transaction rates, an increase in other noninterest income due primarily to higher mortgage banking income, which was partly offset by lower service charges on deposit accounts due to lower overdraft charges during the COVID-19 pandemic.

Noninterest income for the nine months ended September 30, 2020 was $108.2 million, up $0.4 million, or 0.4%, from the same period in 2019. Excluding net securities gains (losses), noninterest income for the nine months ended September 30, 2020 would have been $108.7 million, up $5.0 million, or 4.8%, from the same period in 2019. The increase from the prior year was driven by an increase in retirement plan administration fees due to the ABG acquisition, an increase in other noninterest income due primarily to higher swap fee income and mortgage banking income, and an increase in ATM and debit card fees due to increased volume and higher per transaction rates, partly offset by lower service charges on deposit accounts due to lower overdraft charges during the COVID-19 pandemic.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Salaries and employee benefits	$40,451	$39,352	$120,918	$117,275
Occupancy	5,294	5,335	16,354	17,053
Data processing and communications	4,058	4,492	12,370	13,599
Professional fees and outside services	3,394	3,535	10,694	10,562
Equipment	5,073	4,487	14,494	13,762
Office supplies and postage	1,530	1,667	4,621	4,835
FDIC expense (credit)	645	(20)	1,949	1,946
Advertising	530	677	1,461	1,821
Amortization of intangible assets	856	874	2,573	2,735
Loan collection and other real estate owned, net	620	976	2,365	2,722
Other	3,857	8,374	14,730	18,130
Total noninterest expense	$66,308	$69,749	$202,529	$204,440

Noninterest expense for the three months ended September 30, 2020 was $66.3 million, up $1.0 million, or 1.5%, from the prior quarter and down $3.4 million, or 4.9%, from the third quarter of 2019. The increase from the prior quarter was due to higher salaries and employee benefits due to timing of medical expenses during the COVID-19 pandemic and equipment expense was higher due to higher technology costs associated with several digital upgrades. The decrease in noninterest expense from the third quarter of 2019 was due to lower travel and training expenses during the pandemic, lower pension costs and $3.1 million in reorganization expenses incurred during the third quarter of 2019 primarily related to branch optimization strategies to improve future operating efficiencies. This was partly offset by higher salaries and employee benefits due to the addition of ABG’s salaries and benefits, higher FDIC expense due to the benefit of the FDIC insurance assessment small bank credit in the third quarter of 2019 and higher equipment expense due to higher technology costs associated with several digital upgrades.

Noninterest expense for the nine months ended September 30, 2020 was $202.5 million, down $1.9 million, or 0.9%, from the same period in 2019. The decrease from the prior year was driven by the previously mentioned $3.1 million in reorganization expenses in 2019, and lower data processing communication expense and lower occupancy expense driven by the COVID-19 pandemic. This was partly offset by higher salaries and employee benefits due to the ABG acquisition and higher equipment expense due to higher technology costs associated with several digital upgrades.

Income Taxes

Income tax expense for the three months ended September 30, 2020 was $11.0 million, up $4.4 million from the prior quarter and up $1.7 million from the third quarter of 2019. The effective tax rate of 23.8% for the third quarter of 2020 was higher compared to 21.0% in the prior quarter and higher compared to 22.4% for the third quarter of 2019. The higher effective tax rate compared to the second quarter of 2020 was due to higher level of taxable income relative to total income and included a true-up of tax expense to bring the full year estimated effective tax rate to 21.8%. The higher effective tax rate compared to the third quarter of 2019 was due to a higher level of taxable income relative to total income.

Income tax expense for the nine months ended September 30, 2020 was $19.3 million, down $7.0 million from the same period of 2019. The effective tax rate of 21.5% for the first nine months of 2020 was down from 22.2% for the same period in the prior year. The decrease in income tax expense from the prior year was due to a lower level of taxable income as a result of the COVID-19 pandemic and increased provision for loan losses.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $258.6 million, or 15.8%, from December 31, 2019 to September 30, 2020. The securities portfolio represents 17.4% of total assets as of September 30, 2020 as compared to 16.8% as of December 31, 2019.

The following table details the composition of securities available for sale, securities held to maturity and equity securities for the periods indicated:

	September 30, 2020	December 31, 2019
Mortgage-backed securities:
With maturities 15 years or less	19%	25%
With maturities greater than 15 years	10%	12%
Collateralized mortgage obligations	38%	45%
Municipal securities	12%	10%
U.S. agency notes	19%	6%
Corporate	1%	-
Equity securities	1%	2%
Total	100%	100%

The Company’s mortgage-backed securities, U.S. agency notes and collateralized mortgage obligations are all guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks or Ginnie Mae (“GNMA”). GNMA securities are considered similar in credit quality to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Refer to Note 3 to the Company’s unaudited interim consolidated financial statements included in this Form 10-Q for information related to credit impairment considerations.

Loans

A summary of loans, net of deferred fees and origination costs, by type(1) for the periods indicated follows:

(In thousands)	September 30, 2020	December 31, 2019
Commercial	$1,297,408	$1,302,209
Commercial real estate	2,281,843	2,142,057
Paycheck protection program	514,558	-
Residential real estate mortgages	1,448,530	1,445,156
Indirect auto	989,369	1,193,635
Specialty lending	566,973	542,063
Home equity	404,346	444,082
Other consumer	57,616	66,896
Total loans	$7,560,643	$7,136,098

(1) Loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans increased by $424.5 million from December 31, 2019 to September 30, 2020. Excluding PPP loans, period end loans decreased $90.0 million from December 31, 2019. Commercial and industrial loans decreased $4.8 million to $1.3 billion; commercial real estate loans increased $139.8 million to $2.3 billion; and total consumer loans decreased $225.0 million to $3.5 billion, driven by managed run-off of indirect auto loans. Total loans represent approximately 69.7% of assets as of September 30, 2020, as compared to 73.4% as of December 31, 2019.

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

The allowance for credit losses totaled $114.5 million at September 30, 2020, compared to $113.5 million at June 30, 2020 and $72.4 million at September 30, 2019. The allowance for credit losses as a percentage of loans was 1.51% (1.62% excluding PPP loans) at September 30, 2020, compared to 1.49% (1.59% excluding PPP loans) at June 30, 2020 and 1.03% at September 30, 2019. The increase in the allowance for credit losses from June 30, 2020 to September 30, 2020 was primarily due to the specific allowance for credit losses on individually analyzed credits and a change in loan portfolio mix shift within the consumer portfolio as indirect auto balances declined and other consumer balances increased. The increase in the allowance for credit losses from September 30, 2019 was primarily due to the implementation of CECL and the incorporation of a deteriorated economic forecast due to the COVID-19 pandemic.

The provision for loan losses was $3.3 million for three months ended September 30, 2020, compared to $18.8 million in the prior quarter and $6.3 million for the same period in the prior year. Provision expense decreased from the prior quarter due to lower net charge-offs and a fairly stable to somewhat improved economic conditions in the CECL forecast. Provision expense decreased from the same period in the prior year due primarily to a decrease in net charge-offs. Net charge-offs totaled $2.3 million during the three months ended September 30, 2020, compared to net charge-offs of $5.3 million during the second quarter of 2020 and $6.1 million in the third quarter of 2019.

The provision for loan losses was $51.7 million for the nine months ended September 30, 2020, compared to $19.4 million for the nine months ended September 30, 2019. Net charge-offs totaled $13.2 million during the nine months ended September 30, 2020, compared to net charge-offs of $19.5 million during the nine months ended September 30, 2019. The higher provision for loan losses in the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 was driven by both the implementation of CECL and the incorporation of a deteriorated economic forecast due to the COVID-19 pandemic. The Company expects that with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

As of September 30, 2020, the unfunded commitment reserve totaled $5.5 million, compared to $5.5 million as of June 30, 2020 and $0.9 million as of September 30, 2019. The increase in the unfunded commitment reserve in 2020 compared to 2019 is related to an increase in expected losses due to the adoption of CECL and the deterioration of the economic forecast due to COVID-19.

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

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$20,707	58%	$12,379	49%
Residential real estate	7,986	22%	5,233	21%
Consumer	3,270	9%	4,046	16%
Troubled debt restructured loans	3,933	11%	3,516	14%
Total nonaccrual loans	$35,896	100%	$25,174	100%

Loans 90 days or more past due and still accruing:
Commercial	$12	-	$-	-
Residential real estate	620	24%	927	25%
Consumer	1,947	76%	2,790	75%
Total loans 90 days or more past due and still accruing	$2,579	100%	$3,717	100%

Total nonperforming loans	$38,475		$28,891
OREO	1,605		1,458
Total nonperforming assets	$40,080		$30,349

Total nonperforming loans to total loans	0.51%		0.40%
Total nonperforming assets to total assets	0.37%		0.31%
Allowance for loan losses to total nonperforming loans	297.60%		252.55%

Excluding PPP loan originations, nonperforming loans to total loans was 0.55% at September 30, 2020, up 16 bps from 0.39% at June 30, 2020 and up 8 bps from 0.47% at September 30, 2019. The increase in nonperforming loans resulted primarily from two COVID-19 impacted commercial relationships totaling $10.9 million moving to non-accrual. Past due loans as a percentage of total loans was 0.26% at September 30, 2020 (0.28% excluding PPP loan originations), down from 0.30% at June 30, 2020 (0.32% excluding PPP loan originations) and down from 0.57% at September 30, 2019.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The CARES Act, along with a joint agency statement issued by banking regulatory agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. The Company evaluated the short-term modification programs provided to its borrowers and has concluded the modifications were generally made to borrowers who were in good standing prior to the COVID-19 pandemic and the modifications were temporary and minor in nature and therefore do not qualify for designation as TDRs. As of September 30, 2020, 3.1% of total loans outstanding were in payment deferral programs, of which 80% are commercial borrowers and 20% are consumer borrowers. As of September 30, 2020, there were $233 million in loans in modification programs related to COVID-19.

In addition to nonperforming loans discussed above, the Company has also identified approximately $134.1 million in potential problem loans at September 30, 2020 as compared to $84.1 million at December 31, 2019. The increase in potential problem loans is primarily due to the Company’s proactive approach to risk ratings throughout the deferral process and relates to higher risk industries impacted by the COVID-19 pandemic. Higher risk industries include entertainment, restaurants, retail, healthcare and accommodations. As of September 30, 2020, 9.5% of the Company’s outstanding loans were in higher risk industries due to the COVID-19 pandemic. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $9.0 billion at September 30, 2020, up $1.4 billion, or 18.1%, from December 31, 2019. Total average deposits increased $810.6 million, or 10.7%, from the same period last year. The growth was driven primarily by an increase of $467.3 million, or 20.0%, in demand deposits, combined with an increase in interest-bearing deposits of $343.3 million, or 6.6%, due to growth in money market deposit account (“MMDA”) partly offset by a decrease in time accounts. The high rate of deposit growth was primarily due to funding of PPP loans and various government support programs.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $183.5 million at September 30, 2020 compared to $655.3 million at December 31, 2019. The notional value of interest rate swaps hedging cash flows related to short-term borrowings totaled $25.0 million at September 30, 2020 and $50.0 million at December 31, 2019. Long-term debt was $64.1 million at September 30, 2020 and $64.2 million at December 31, 2019.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost, which is being amortized on a straight-line basis, was $2.2 million. As of September 30, 2020 the subordinated debt net of unamortized issuance costs was $97.9 million.

Capital Resources

Stockholders’ equity of $1.2 billion represented 10.75% of total assets at September 30, 2020 compared with $1.1 billion, or 11.53% as of December 31, 2019. Stockholders’ equity was consistent with December 31, 2019 as net income of $70.2 million for the nine months ending September 30, 2020 and an increase in accumulated other comprehensive income of $21.0 million was offset by dividends declared of $35.4 million during the period, repurchase of common stock of $8.0 million and a $4.3 million negative adjustment due to the adoption of CECL.

The Company repurchased 263,507 shares of common stock during the first quarter of 2020 at a weighted average price of $30.25 excluding commissions under a previous announced plan. As of September 30, 2020, there were 736,493 shares available for repurchase under this plan authorized on October 28, 2019 and set to expire on December 31, 2021. The Company suspended repurchases during the first quarter and does not expect to repurchase additional shares at this time.

The Board of Directors considers the Company’s earnings position and earnings potential when making dividend decisions. The Board of Directors approved a fourth-quarter 2020 cash dividend of $0.27 per share at a meeting held on October 26, 2020. The dividend will be paid on December 15, 2020 to stockholders of record as of December 1, 2020.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2020 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	September 30, 2020	December 31, 2019
Tier 1 leverage ratio	9.48%	10.33%
Common equity tier 1 capital ratio	11.63%	11.29%
Tier 1 capital ratio	12.88%	12.56%
Total risk-based capital ratio	15.43%	13.52%
Cash dividends as a percentage of net income	50.46%	38.02%
Per common share:
Book value	$26.74	$25.58
Tangible book value(1)	$20.02	$19.03
Tangible equity ratio(2)	8.27%	8.84%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

In March 2020, the Office of Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. Under the modified CECL transition provision, the regulatory capital impact of the January 1, 2020 CECL adoption date adjustment to the allowance for credit losses (after-tax) has been deferred and will phase into regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, the Company is allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020 and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020 and December 31, 2021, will also phase into regulatory capital at 25% per year commencing January 1, 2022. The Company adopted the capital transition relief over the permissible five-year period.

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

The primary tool utilized by ALCO to manage interest rate risk is earnings at risk modeling (interest rate sensitivity analysis). Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates are uploaded into the model to create an ending balance sheet. In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet. Three additional models are run in which a gradual increase of 200 bps, a gradual increase of 100 bps and a gradual decrease of 50 bps take place over a 12-month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded in them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario. The Company also runs other interest rate scenarios to highlight potential interest rate risks.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets rolling over at lower yields while interest-bearing liabilities remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a modest increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the + 200/+100/-50 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2020 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps points)	net interest income
+200	0.89%
+100	1.37%
-50	(0.26%)

The Company anticipates that the trajectory of net interest income will depend significantly on the depth and duration of the current economic downturn. In response to the economic impact of the pandemic, the federal funds rate was reduced by 150 bps in March 2020, and term interest rates fell sharply across the yield curve. The Company has reduced deposit rates, but future reductions are likely to be smaller and more selective. With deposit rates near their lower bound, the Company will focus on managing asset yields in order to maintain the net interest margin. Competitive pressure may limit the Company’s ability to maintain asset yields in the current environment, however.

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

The primary liquidity measurement the Company utilizes is called the “Basic Surplus”, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At September 30, 2020, the Company’s Basic Surplus measurement was 25.5% of total assets or approximately $2.8 billion as compared to the December 31, 2019 Basic Surplus of 15.8% or $1.5 billion and was above the Company’s minimum of 5% (calculated at $542.5 million and $485.8 million, of period end total assets as September 30, 2020 and December 31, 2019, respectively) set forth in its liquidity policies.

At September 30, 2020 and December 31, 2019, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $159.2 million and $585.8 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.5 billion at September 30, 2020 and $1.2 billion at December 31, 2019. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $720.8 million and $627.6 million at September 30, 2020 and December 31, 2019, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to purchase brokered time deposits and borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.8 billion at September 30, 2020 and $1.4 billion at December 31, 2019. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the ability to pledge automobile loans as collateral. At September 30, 2020 and December 31, 2019, the Bank had the capacity to borrow $713.6 million and $837.3 million, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $2.6 billion at September 30, 2020 and $1.8 billion at December 31, 2019.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considered its Basic Surplus position to be very strong. However, certain events may adversely impact the Company’s liquidity position in 2020. The large inflow of deposits experienced in the second quarter of 2020 could reverse itself and flow out. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Significant monetary and fiscal policy actions taken by the federal government have helped to mitigate these risks. Enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the COVID-19 pandemic including increasing the frequency of monitoring and adding additional sources of liquidity.

At September 30, 2020, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is depleted, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At September 30, 2020, approximately $173.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective.

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

PART II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company’s 2019 Annual Report on Form 10-K.

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A of our 2019 Annual Report on Form 10-K, for the year ended December 31, 2019 and updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 6th day of November 2020.

NBT BANCORP INC.

By:	/s/ John V. Moran
John V. Moran
Executive Vice President
Chief Financial Officer