Form 10-K
period 2020-12-31
NBT BANCORP INC
filed 2021-03-01
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ⌧  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Based on the closing price of the registrant’s common stock as of June 30, 2020, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $1,302,040,742.

The number of shares of common stock outstanding as of February 8, 2021, was 43,581,317.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 25, 2021 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2020

PART I

ITEM 1.	BUSINESS

NBT Bancorp Inc. (the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2020 had assets of $10.9 billion and stockholders’ equity of $1.2 billion.

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

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, the southern coastal Maine area and now entering central Connecticut. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers. The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest and dividend income earned on its earning assets, primarily loans and investments and the interest expense paid on its interest-bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan losses and noninterest income, such as service charges on deposit accounts, insurance and other financial services revenue, trust revenue and gains/losses on securities sales, bank owned life insurance income, ATM and debit card fees and retirement plan administration fees, as well as noninterest expenses, such as salaries and employee benefits, occupancy, equipment, data processing and communications, professional fees and outside services, office supplies and postage, amortization of intangible assets, loan collection and other real estate owned (“OREO”) expenses, advertising, Federal Deposit Insurance Corporation (“FDIC”) expenses and other expenses.

NBT Bank, N.A.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, Vermont, the southern coastal Maine area and now entering central Connecticut.

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

The Trusts

The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions. CNBF Capital Trust I and NBT Statutory Trust I are Delaware statutory business trusts formed in 1999 and 2005, respectively, for the purpose of issuing trust preferred securities and lending the proceeds to the Company. In connection with the acquisition of CNB Bancorp, Inc., the Company formed NBT Statutory Trust II in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. In connection with the acquisition of Alliance Financial Corporation (“Alliance”), the Company acquired two statutory trusts, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II, which were formed in 2003 and 2006, respectively. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities for which the Company is not the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). In accordance with ASC, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

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

In order to compete with other financial services providers, the Company stresses the community nature of its banking operations and principally relies upon local promotional activities, personal relationships established by officers, directors and employees with the Company’s customers and specialized services tailored to meet the needs of the communities served. We also offer certain customer services, such as agricultural lending, that many of our larger competitors do not offer. While the Company’s position varies by market, the Company’s management believes that it can compete effectively as a result of local market knowledge, local decision making and awareness of customer needs.

The table below summarizes the Bank’s deposits and market share as June 30, 2020 by the thirty-eight counties of New York, Pennsylvania, New Hampshire, Massachusetts, Vermont and Maine. Market share is based on deposits of all commercial banks, credit unions, savings and loans associations and savings banks.

County	State	Deposits in Thousands	Market Share	Market Rank	Number of Branches*	Number of ATMs*
Chenango	NY	$1,110,475	95.32%	1	11	12
Fulton	NY	540,377	60.76%	1	5	6
Schoharie	NY	243,818	45.85%	1	4	4
Hamilton	NY	47,514	43.92%	2	1	1
Montgomery	NY	319,921	39.70%	2	5	4
Cortland	NY	304,270	38.50%	1	4	7
Otsego	NY	421,370	34.47%	1	8	11
Essex	NY	254,229	29.62%	2	3	4
Delaware	NY	295,906	28.97%	2	5	5
Madison	NY	256,339	26.64%	2	5	8
Susquehanna	PA	204,932	17.74%	2	5	7
Broome	NY	563,548	17.11%	2	7	9
Oneida	NY	641,648	15.54%	2	6	9
St. Lawrence	NY	200,690	14.22%	4	4	4
Pike	PA	91,834	11.85%	4	2	2
Oswego	NY	171,621	10.94%	4	4	6
Herkimer	NY	79,353	10.34%	4	1	1
Wayne	PA	135,175	8.32%	4	3	4
Clinton	NY	129,494	8.32%	5	2	2
Tioga	NY	39,812	7.76%	5	1	1
Lackawanna	PA	493,168	7.27%	6	11	16
Schenectady	NY	240,373	7.26%	5	2	2
Franklin	NY	36,992	6.35%	4	1	1
Warren	NY	115,353	4.63%	4	2	2
Onondaga	NY	587,599	4.59%	6	10	12
Saratoga	NY	208,087	3.67%	8	4	5
Cheshire	NH	63,401	3.28%	7	1	1
Chittenden	VT	171,017	3.21%	7	3	4
Monroe	PA	92,679	2.87%	8	3	3
Berkshire	MA	132,282	2.52%	7	5	5
Albany	NY	329,044	1.70%	9	4	5
Greene	NY	35,235	1.65%	6	1	1
Rensselaer	NY	32,043	1.30%	11	1	1
Luzerne	PA	90,063	1.28%	13	3	5
Hillsborough	NH	118,775	0.77%	13	2	2
Rutland	VT	8,355	0.75%	10	-	1
Cumberland	ME	35,669	0.28%	15	1	1
Rockingham	NH	16,305	0.17%	24	-	1
Merrimack	NH	-	-	-	1	1
		$8,858,766	-	-	141	176

Source: S&P Global Market Intelligence
* Branch and ATM data is as of December 31, 2020.

Data Privacy and Security Practices

The Company’s enterprise security strategy revolves around people, processes and technology. The Company employs a defense in depth strategy, which combines physical control measures with logical control measures and uses a layered security model to provide end-to-end security of Company and client information. The high-level objective of the information security program is to protect the confidentiality, integrity and availability of all information assets in our environment. We accomplish this by building our program around six foundational control areas: program oversight and governance, safeguards and controls, security awareness training, service provider oversight, incident response and business continuity. The Company’s data security and privacy practices are in compliance with all applicable laws and regulations including the Gramm-Leach Bliley Act of 2001 (“GLBA”) and applicable privacy laws described under the heading Supervision and Regulation in this Item 1. Business section.

The controls identified in our enterprise security program are managed by various stakeholders throughout the Company and monitored by the information security team. All employees are required to complete information security and privacy training when they join the Company and then complete annual online training certification and ad hoc face to face trainings. The Company engages outside consultants to perform periodic audits of our information and data security controls and processes including penetration testing of the Company’s public facing websites and corporate networks. The Board of Directors requires the Company’s Information Security Officer to report to them the status of the overall information security and data privacy program on a recurring basis. More information can be located on the Company’s website https://www.nbtbank.com/Personal/Customer-Support/Fraud-Information-Center.

Human Capital Resources

Diversity, Equity and Inclusion

We have enhanced the visibility and structure of our long-standing commitment to diversity, equity and inclusion (“DEI”). Our Chief Diversity Officer has placed a high level of focus on relevant and impactful DEI initiatives by building upon our strong cultural foundation. The Company has implemented a variety of initiatives from being transparent by posting our diversity values on our website to providing forums to listen more closely to what our employees want to say. A company-wide DEI Round Table was formed to gain input from many voices. The Round Table’s accomplishments include broader internal communications on a variety of inclusion topics, the creation of an internal mentoring program, and a survey to capture employee opinions regarding DEI at NBT. The Company has a DEI steering committee comprised of members of the executive team, including the Chief Executive Officer. The plan is shared with our Board of Directors, management and employees, who are often included in implementing specific action items.

The Company developed a purpose statement to support the DEI initiative, which states that the Company strives to create an environment that is open and welcoming to all, leading to high employee engagement and job performance. We believe this will enable the Company to outperform its peers, ensure high levels of shareholder return and provide for financial independence. We strive to ensure our executives are demonstrating the highest ethical leadership, are approachable and inspire trust. More information can be located on the Company’s website at https://www.nbtbank.com/Personal/About-Us/Our-Bank/Diversity-and-Inclusion.

Investment in Our People

The Company’s focus on investing in our people includes key initiatives to attract, develop and retain our valued employees. Talent management is a top priority as specific competencies are predicted to be in short supply with the transition of retirement age skill sets.

The coronavirus (“COVID-19”) pandemic had a significant effect on the nature of our workplace. Implementing remote and hybrid work options has been attractive to many people and we expect it will continue. Many programs were implemented during the pandemic including self-care time off, pay for those in quarantine or with childcare needs, flexibility with paid time off policies and providing resources through care.com. Our employee retention rate remains at historically high levels which results in greater customer satisfaction and continuity of service. The Company offers total rewards that address employees at various stages of their personal lives and careers, including a student loan repayment program, paid parental leave, more flexibility in paid time off and a retirement transition option. The Company’s incentive programs recognize all full-time employees at all levels and are designed to motivate employees to support achievement of company success, with appropriate risk assessment and prevention measures designed to prevent fraud.

Learning and Career Development

The Company focuses on the future by encouraging and promoting internal development. During the pandemic, emphasis was placed on digital learning and connecting our employees with online resources. We invested in eLearning with a goal of providing resources to those working and leading in remote environments. We continue to have four distinct training and development programs that address and encourage development and foster retention. We have doubled the number of programs for both our high potential and emerging leaders programs, adapting the formats to remote learning utilizing our Microsoft Teams technology. Our management development program, modified for hybrid work, aims at attracting key external talent, particularly through benefit programs such as financial education, tuition repayment, graduate school tuition assistance and flexible work arrangements. The management development program has placed many graduates in key positions where they have made significant contributions. Our professional development programs provide an entry point for early career professionals. This programs provide an overview of banking functions over a 12-18 month period, ultimately placing employees with working knowledge in positions of responsibility around the Company. In addition, employees have access to career paths and career exploration programs throughout the Company’s business areas, supported by individual development plans and internal learning management system resources. To support this process, we employ an internal career counselor to work as a liaison with employees and managers to direct their personal career aspirations. The Company also has a robust talent review and succession process. Significant time is spent at the Board and Management level identifying and providing development for potential successors.

Engaging Employees

The Company seeks to further refine its workforce programs through its employee engagement survey. Numerous surveys were conducted during the last 12 months to understand employee well-being, attitudes about remote work, productivity and work-life balance and overall concerns. Based on the most recent survey, additional resources were deployed in the areas of technology, equipment and employee wellness. The extensive planning of the Company’s technology roadmap included the prepandemic implementation of Office 365 including Teams, allowing effective meetings and collaboration of work across our geography with little downtime. The Company believes our engaged employees will drive retention and effort, ultimately correlating to a better experience for our customers.

Conduct and Ethics

The board of directors and senior management have vigorously endorsed a no-tolerance stance for workplace harassment, biases and unethical behavior. The Company’s values-based Code of Business Conduct and Ethics is extensively communicated on our website and targeted internal communications platforms. Frequent training specific to managers and employees, regular publication of our whistleblower policy and reporting mechanisms provide framework to the Company’s motto of: “The right people. Doing the right things. In the right way.”

Community Engagement

The Company is engaged in the communities where we do business and where our employees and directors live and work. We live out our core value of community involvement through investments of both money and the time of our employees.

Through our active contribution program, administered by market-based committees with representation from all lines of business, the Company contributed over $1.4 million in 2020. Our teams’ efforts to distribute philanthropic resources across our footprint ensure alignment with local needs and support for hundreds of organizations that provide health and human services and promote education, affordable housing, economic development, the arts and agriculture.

A consistent way that the Company and our employees support our communities across our markets is through giving to United Way chapters in the form of corporate pledges and employee campaign contributions. In 2020, these commitments resulted in over $350,000 in funding for United Way chapters that provide resources to local organizations offering critical education, financial, food security and health services.

In addition to corporate financial support of community organizations and causes, employees are encouraged and empowered to volunteer and be a resource in their communities. They invest their financial and other expertise as board members and serve in roles where they offer direct support to those in need by engaging in all manner of volunteer activities. New employees participate in an onboarding experience that includes a community service activity.

Products

The Company offers a comprehensive array of financial products and services with options that are beneficial to low and moderate income individuals. Deposit accounts include low balance savings and checking options that features no monthly service fees, provide assistance rebuilding positive checking relationships, and assistance for those with development disabilities. An enhanced digital banking platform incorporates ready access to current credit score information and a personal financial management tool for budget and expense tracking.

The Company is focused on making home ownership accessible to everyone in the communities we serve. Our suite of home lending products features innovative and flexible options, including government guaranteed programs like Federal Housing Administration (“FHA”) and U.S. Department of Veterans Affairs (“VA”) loans as well as programs developed in-house like our First Home Loan, Habitat for Humanity, Home in the City and Portfolio 97 programs. Our home lending team includes affordable housing loan originators, and we maintain longstanding relationships with affordable housing agency partners across our banking footprint that offer first-time homebuyer education programs and assistance with down payments and closing costs.

Environmental

The Company offers a financing product to homeowners on a national basis which provides an opportunity to power their homes with sustainable solar energy. It allows households to reduce their carbon footprint at an affordable price. Services like mobile and online banking, remote deposit capture, eStatements and combined statements enable us to support all customers in their efforts to consume less fuel and paper. We continue to digitize loan origination processes, reducing trips to the bank and paper documents for our customers. Across our footprint, we host community shred days with multiple confidential document destruction companies to promote safe document disposal and recycling.

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

In addition to the summary below, as a result of the COVID-19 pandemic, the U.S. federal and state bank regulators issued several letters and other guidance to bank holding companies and banks regarding expectations for supporting the community and certain related temporary regulatory changes and accommodations. The Company continues to monitor guidance and developments related to COVID-19.

Overview

The Company is a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the supervision of, and regular examination by, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) as its primary federal regulator. The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC. The Company’s common stock is listed on the NASDAQ Global Select market under the ticker symbol, “NBTB,” and the Company is subject to the NASDAQ stock market rules.

The Bank is chartered as a national banking association under the National Bank Act. The Bank is subject to the supervision of, and to regular examination by, the Office of the Comptroller of the Currency (“OCC”) as its chartering authority and primary federal regulator. The Bank is also subject to the supervision and regulation, to a limited extent, of the FDIC as its deposit insurer. Financial products and services offered by the Company and the Bank are subject to federal consumer protection laws and implementing regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”). The Company and the Bank are also subject to oversight by state attorneys general for compliance with state consumer protection laws. The Bank’s deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations. The non-bank subsidiaries of the Company and the Bank are subject to federal and state laws and regulations, including regulations of the FRB and the OCC, respectively.

Since the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), U.S. banks and financial services firms have been subject to enhanced regulation and oversight. The Trump administration and its appointees to the federal banking agencies enacted some legislation and took other steps to modify and scale back portions of the Dodd-Frank Act and certain of its implementing regulations. It is not clear at this time what the effect on the Company would be of any legislation or regulatory changes that may be enacted or implemented by the Biden administration, though major changes are not expected in the near term.

The CARES Act and Initiatives Related to COVID-19

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for the COVID-19 pandemic. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program

Section 1102 of the CARES Act created the Paycheck Protection Program (“PPP”), a program administered by the Small Business Administration (“SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. The Company has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments are deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act” that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.” As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring (“TDR”) as defined by generally accepted accounting principles in the United States of America (“GAAP”), from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. Section 541 of the Consolidated Appropriation Act (“CAA”) extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as to set forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Notes 1 and 6 to the consolidated financial statements for further information on non-TDR loan modifications.

Temporary Regulatory Capital Relief Related to Impact of CECL

Concurrent with enactment of the CARES Act, in March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of Accounting Standards Updates 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company is adopting the capital transition relief over the permissible five-year period.

Federal Bank Holding Company Regulation

The Company is a bank holding company as defined by the BHC Act. The BHC Act generally limits the business of the Company to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto.” The Company has also qualified for and elected to be a financial holding company. Financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury), or (2) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the FRB). If a bank holding company seeks to engage in the broader range of activities permitted under the BHC Act for financial holding companies, (1) the bank holding company and all of its depository institution subsidiaries must be “well-capitalized” and “well-managed,” as defined in the FRB’s Regulation Y and (2) it must file a declaration with the FRB that it elects to be a “financial holding company.” In order for a financial holding company to commence any activity that is financial in nature, incidental thereto, or complementary to a financial activity, or to acquire a company engaged in any such activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). See the section titled “Community Reinvestment Act of 1977” for further information relating to the CRA.

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

Under the Bank Merger Act, prior approval of the OCC is required for a national bank to merge with another bank where the national bank is the surviving bank or to purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the federal banking agencies will consider, among other criteria, the competitive effect and public benefits of the transactions, the capital position of the combined banking organization, the applicant’s performance record under the CRA and the effectiveness of the subject organizations in combating money laundering activities.

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

Capital Distributions

The principal source of the Company’s liquidity is dividends from the Bank. The OCC oversees the ability of the Bank to make capital distributions, including dividends. The OCC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the bank would thereafter be undercapitalized. The OCC’s prior approval is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net income for that year and its undistributed net income for the preceding two calendar years, less any required transfers to surplus. The National Bank Act also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.

The federal banking agencies have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. The appropriate federal regulatory authority is authorized to determine, based on the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit such payment.

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

Section 22(h) of the FRA and its implementing Regulation O restricts loans to the Bank’s and its affiliates’ directors, executive officers and principal stockholders (“Insiders”). Under Section 22(h), loans to Insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank’s total capital and surplus. Loans to Insiders above specified amounts must receive the prior approval of the Bank’s board of directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such Insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the Insider over the employees. Section 22(g) of the FRA places additional limitations on loans to the Bank’s and its affiliates’ executive officers.

Federal Deposit Insurance and Brokered Deposits

The FDIC’s deposit insurance limit is $250,000 per depositor, per insured bank, for each account ownership category, in accordance with applicable FDIC regulations. The Bank’s deposit accounts are fully insured by the FDIC Deposit Insurance Fund (the “DIF”) up to the deposit insurance limits in accordance with applicable laws and regulations.

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix uses different risk categories distinguished by capital levels and supervisory ratings. As a result of the Dodd-Frank Act, the base for deposit insurance assessments is the consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.

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

Under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank’s management is not aware of any practice, condition or violation that might lead to the termination of its deposit insurance.

Federal Home Loan Bank System

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.125% of mortgage related assets at the beginning of each year. The Bank was in compliance with FHLB rules and requirements as of December 31, 2020.

Debit Card Interchange Fees

The Dodd-Frank Act requires that any interchange transaction fee charged for a debit transaction be reasonable and proportional to the cost incurred by the issuer for the transaction. FRB regulations mandated by the Dodd-Frank Act limit interchange fees on debit cards to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. The rule also permits a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer developing, implementing and updating reasonably designed fraud-prevention policies and procedures. Issuers that, together with their affiliates, have less than $10 billion of assets, are exempt from the debit card interchange fee standards. In addition, FRB regulations prohibit all issuers, including the Company and the Bank, from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks.

In December 2020, the OCC together with the Board of Governors of the Federal Reserve System and the FDIC, issued an interim final rule to temporarily mitigate transition costs related to the COVID-19 pandemic on community banking organizations with less than $10 billion in total assets as of December 31, 2019. The rule allows organizations, including the Company, to use assets as of December 31, 2019, to determine the applicability of various regulatory asset thresholds. During 2020, the Company crossed the $10 billion threshold. However, the Company has elected to delay the regulatory implications of crossing the $10 billion threshold until 2022 for these debit card interchange fee standards.

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

The Capital Rules: (1) require a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (2) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (3) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (4) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan losses, in each case, subject to the Capital Rules’ specific requirements.

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

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. The capital conservation buffer was phased in incrementally until when, on January 1, 2019, the capital conservation buffer was fully phased in, resulting in the capital standards applicable to the Company and the Bank including an additional capital conservation buffer of 2.5% of CET1, and effectively resulting in minimum ratios inclusive of the capital conservation buffer of (1) CET1 to risk-weighted assets of at least 7%, (2) Tier 1 capital to risk-weighted assets of at least 8.5% and (3) Total capital to risk-weighted assets of at least 10.5%. The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures and resulting in higher risk weights for a variety of asset classes.

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

In addition, under the prior general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in stockholders’ equity (for example, marks-to-market of securities held in the available for sale (“AFS”) portfolio) under GAAP were excluded for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using the advanced approaches, including the Company and the Bank, were permitted to make a one-time permanent election to continue to exclude these items in January 2015. The Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued after May 19, 2010, from inclusion in bank holding companies’ Tier 1 capital.

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

For purposes of PCA, to be: (1) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (2) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (3) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (4) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; (5) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 2020, the Bank qualified as “well-capitalized” under applicable regulatory capital standards.

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

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities from: (1) engaging in “proprietary trading” and (2) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Economic Growth, Regulatory Reform and Consumer Protection Act (“EGRRCPA”), depository institutions and their holding companies with less than $10 billion in assets, are excluded from the prohibitions of the Volcker Rule. During 2020, the Company crossed the $10 billion threshold, accordingly, we are subject to the Volcker Rule again. Given the Company’s size and the scope of its activities, the implementation of the Volcker Rule did not have a significant effect on its consolidated financial statements.

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

Consumer Protection and CFPB Supervision

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent agency charged with responsibility for implementing, enforcing and examining compliance with federal consumer financial laws. The Company grew its asset base in excess of $10 billion in 2020. The Company is now subject to the CFPB’s examination authority with regard to compliance with federal consumer financial laws and regulations, in addition to the OCC as the primary regulatory of the Bank. Under the Dodd-Frank Act, state attorneys general are empowered to enforce rules issued by the CFPB.

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

USA PATRIOT Act

The Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Since May 11, 2018, the Bank has been required to comply with the Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and explicitly included risk-based procedures for conducting ongoing customer due diligence. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Company has a BSA and USA PATRIOT Act board-approved compliance program commensurate with its risk profile.

Identity Theft Prevention

The FCRA’s Red Flags Rule requires financial institutions with covered accounts (e.g., consumer bank accounts and loans) to develop, implement and administer an identity theft prevention program. This program must include reasonable policies and procedures to detect suspicious patterns or practices that indicate the possibility of identity theft, such as inconsistencies in personal information or changes in account activity.

Office of Foreign Assets Control Regulation

The United States government has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in or providing investment-related advice or assistance to a sanctioned country; and (2) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Employees

At December 31, 2020, the Company had 1,812 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.

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

Risks Related to our Business and Industry

The ongoing coronavirus pandemic is adversely impacting the Company and our customers, counterparties, employees and third-party service providers. Further, the COVID-19 pandemic has led to an economic recession and disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and the adverse impacts on our business, financial position, results of operations and prospects could be significant.

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

●
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

Additionally, if the COVID-19 pandemic has an adverse effect on (1) customer deposits, (2) the ability of our borrowers to satisfy their obligations to us, (3) the demand for our loans or our other products and services, (4) other aspects of our business operations, or (5) on financial markets, real estate markets, or economic growth, this could, depending on the extent of the decline in customer deposits or loan defaults, materially and adversely affect our liquidity and financial condition and our results of operations could be materially and adversely affected.

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

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in this Annual Report on Form 10-K. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

The Company’s active participation in PPP, or in other relief programs, may expose us to credit losses as well as litigation and compliance risk.

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

The Company’s success depends primarily on the general economic conditions in central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern coastal Maine, central Connecticut and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Syracuse, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburgh, Glens Falls and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton and Wilkes-Barre, Berkshire County, Massachusetts, southern New Hampshire, Vermont, the southern coastal Maine area and central Connecticut. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

As a lender with the majority of our loans secured by real estate or made to businesses in New York, Pennsylvania, New Hampshire, Massachusetts, Vermont, Maine and Connecticut, a downturn in these local economies could cause significant increases in nonperforming loans, which could negatively impact our earnings. Declines in real estate values in our market areas could cause any of our loans to become inadequately collateralized, which would expose us to greater risk of loss. Additionally, a decline in real estate values could result in the decline of originations of such loans, as most of our loans and the collateral securing our loans, are located in those areas.

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

As of December 31, 2020, approximately 54% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our commercial and industrial, agricultural, construction and commercial real estate loans.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

The Company maintains an allowance for loan losses, which is an allowance established through a provision for loan losses charged to expense, that represents management’s best estimate of expected credit losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks, forecast economic conditions and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. Bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company may need additional provisions to increase the allowance for loan losses. These potential increases in the allowance for loan losses would result in a decrease in net income and, possibly, capital and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Risk Management – Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses. Management expects that the CECL model may create more volatility in the level of our allowance for loan losses from quarter to quarter as changes in the level of allowance for loan losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.

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

A reduction in the Company’s credit rating could adversely affect our business and/or the holders of our securities.

The credit rating agency rating our indebtedness regularly evaluates the Company and the Bank. Credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry generally and the economy and changes in rating methodologies. There can be no assurance that the Company will maintain our current credit ratings. A downgrade of the credit ratings of the Company or the Bank could adversely affect our access to liquidity and capital, significantly increase our cost of funds, and decrease the number of investors and counterparties willing to lend to the Company or purchase our securities. This could affect our growth, profitability, and financial condition, including liquidity.

The Company relies on third parties to provide key components of its business infrastructure.

The Company relies on third parties to provide key components for its business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While the Company selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services by a vendor, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor’s ability to serve the Company. Replacing these third party vendors also could create significant delays and expense that adversely affect the Company’s business and performance.

The possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position and results of operations.

The economy in the United States and globally has experienced volatility in recent years and may continue to do so for the foreseeable future, particularly as a result of the COVID-19 pandemic. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters (including pandemics), terrorist attacks, acts of war or a combination of these or other factors. A worsening of business and economic conditions recovery could have adverse effects on our business, including the following:

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

●	the Company could suffer decreases in demand for loans or other financial products and services or decreased deposits or other investments in accounts with the Company;

●	demand for and income received from the Company’s fee-based services could decline;

●
customers of the Company’s trust and benefit plan administration business may liquidate investments, which together with lower asset values, may reduce the level of assets under management and administration and thereby decrease the Company’s investment management and administration revenues;

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

Risks Related to Legal, Governmental and Regulatory Changes

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

We are subject to heightened regulatory requirements because we now exceed $10 billion in total consolidated assets.

As of December 31, 2020, we had total assets of approximately $10.9 billion. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets. For bank holding companies with more than $10 billion in total consolidated assets, such requirements include, among other things:

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

In December 2020 the OCC together with the Board of Governors of the Federal Reserve System and the FDIC, issued an interim final rule to temporarily mitigate transition costs related to the COVID-19 pandemic on community banking organizations with less than $10 billion in total assets as of December 31, 2019. The rule allows organizations, including the Company, to use assets as of December 31, 2019 to determine the applicability of various regulatory asset thresholds. During 2020, the Company crossed the $10 billion threshold and has elected to delay the regulatory implications of crossing the $10 billion threshold until 2022 for the limits on interchange fees on debit cards.

We expect that our regulators will consider our compliance with these regulatory requirements that now apply to us (in addition to regulatory requirements that applied to us previously) when examining our operations or considering any request for regulatory approval. We may, therefore, incur associated compliance costs and may be required to maintain compliance procedures.

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

A variety of factors could affect the ultimate values of assets, liabilities, income and expenses recognized and reported in the Company’s financial statements, and these ultimate values may differ materially from those determined based on management’s estimates and assumptions. In addition, the FASB, regulatory agencies, and other bodies that establish accounting standards from time to time change the financial accounting and reporting standards governing the preparation of the Company’s financial statements. Further, those bodies that establish and interpret the accounting standards (such as the FASB, the Securities and Exchange Commission, and banking regulators) may change prior interpretations or positions regarding how these standards should be applied. These changes can be difficult to predict and can materially affect how the Company records and reports its financial condition and results of operations.

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

A significant portion of our loan portfolio at December 31, 2020 was secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations, financial condition and liquidity.

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

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program. The carrying value and fair market value of our FHLB of New York common stock was $9.4 million as of December 31, 2020. There are 11 branches of the FHLB, including New York, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects on the FHLB of New York could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

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

Risks Related to Cybersecurity and Data Privacy

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

Risks Related to an Investment in the Company’s Securities

The Company’s common stock price may fluctuate significantly.

The Company’s common stock price constantly changes. The market price of the Company’s common stock may continue to fluctuate significantly in response to a number of factors including, but not limited to:

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

There may be future sales or other dilution of the Company’s equity, which may adversely affect the market price of the Company’s stock.

The Company is not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The Company also grants shares of common stock to employees and directors under the Company’s incentive plan each year. The issuance of any additional shares of the Company’s common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to stockholders of the Company’s common stock. Holders of the Company’s common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares or any class or series. Because the Company’s decision to issue securities in any future offering will depend on market conditions, its acquisition activity and other factors, the Company cannot predict or estimate the amount, timing or nature of its future offerings. Thus, the Company’s stockholders bear the risk of the Company’s future offerings reducing the market price of the Company’s common stock and diluting their stock holdings in the Company.

General Risks

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

The Company owns its headquarters located at 52 South Broad Street, Norwich, New York 13815. The Company operated the following community banking branches and ATMs as of December 31, 2020:

County	Branches	ATMs	County	Branches	ATMs
New York			Pennsylvania
Albany	4	5	Lackawanna	11	16
Broome	7	9	Luzerne	3	5
Chenango	11	12	Monroe	3	3
Clinton	2	2	Pike	2	2
Cortland	4	7	Susquehanna	5	7
Delaware	5	5	Wayne	3	4
Essex	3	4
Franklin	1	1	New Hampshire
Fulton	5	6	Cheshire	1	1
Greene	1	1	Hillsborough	2	2
Hamilton	1	1	Merrimack	1	1
Herkimer	1	1	Rockingham	-	1
Madison	5	8
Montgomery	5	4	Vermont
Oneida	6	9	Chittenden	3	4
Onondaga	10	12	Rutland	-	1
Oswego	4	6
Otsego	8	11	Massachusetts
Rensselaer	1	1	Berkshire	5	5
St. Lawrence	4	4
Saratoga	4	5	Maine
Schenectady	2	2	Cumberland	1	1
Schoharie	4	4
Tioga	1	1
Warren	2	2

			Total	141	176

The Company leases 58 of the above listed branches from third parties. The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations and that all properties are adequately covered by insurance. All of the above ATMs are owned by the Company.

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

Market Information

The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol “NBTB.” The closing price of the Common Stock on February 8, 2021 was $35.26. As of February 8, 2021, there were 5,547 stockholders of record of Common Stock. No unregistered securities were sold by the Company during the year ended December 31, 2020.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the KBW Regional Bank Index (Peer Group). The stock performance graph assumes that $100 was invested on December 31, 2015. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. We calculate each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

The Company's Long-Term Total Return Performance vs. Indices
$350
$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
NBT Bancorp
KBW Regional Bank Index
NASDAQ Composite Index

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
NBT Bancorp	$100.00	$154.62	$139.30	$134.40	$162.06	$132.69
KBW Regional Bank Index	$100.00	$139.12	$141.63	$116.86	$144.76	$132.18
NASDAQ Composite Index	$100.00	$108.97	$141.36	$137.39	$187.87	$272.51
Source: Bloomberg, L.P.

Dividends

The Company depends primarily upon dividends from subsidiaries for a substantial part of the Company’s revenue. Accordingly, the ability to pay dividends to stockholders depends primarily upon the receipt of dividends or other capital distributions from the subsidiaries. Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions. Under Office of the Comptroller of the Currency (“OCC”) regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2020, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $194.2 million to the Company without the prior approval of the OCC.

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

Stock Repurchase

The Company purchased 263,507 shares of its common stock during year ended December 31, 2020 at an average price of $30.28 per share under its previously announced plan. As of December 31, 2020, there were 736,493 shares available for repurchase under this plan. On January 27, 2021, the NBT Board of Directors approved an increase to the total number of shares authorized under the stock repurchase program to 2 million shares from 1 million shares, previously. The plan expires on December 31, 2021. The Company did not purchase any shares of its common stock during the fourth quarter of 2020.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary of financial and other information about the Company is derived from the Company’s audited consolidated financial statements for each of the last five fiscal years ended December 31 and should be read in conjunction with Item 7 and the Company’s consolidated financial statements and accompanying notes, included elsewhere in this report:

	Years Ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Interest, fee and dividend income	$348,282	$367,534	$344,255	$309,407	$286,947
Interest expense	32,604	55,979	38,626	25,914	22,506
Net interest income	315,678	311,555	305,629	283,493	264,441
Provision for loan losses(1)	51,134	25,412	28,828	30,988	25,431
Noninterest income excluding net securities gains (losses)	146,664	139,810	131,103	119,437	116,357
Net securities (losses) gains	(388)	4,213	(6,341)	1,867	(644)
Noninterest expense	277,733	274,734	264,561	245,648	235,922
Income before income taxes	133,087	155,432	137,002	128,161	118,801
Net income	104,388	121,021	112,566	82,151	78,409

Per common share
Basic earnings	$2.39	$2.76	$2.58	$1.89	$1.81
Diluted earnings	2.37	2.74	2.56	1.87	1.80
Cash dividends paid	1.08	1.05	0.99	0.92	0.90
Book value at year-end	27.22	25.58	23.31	22.01	21.11
Tangible book value at year-end (2)	20.52	19.03	16.66	15.54	14.61
Average diluted common shares outstanding	43,989	44,124	44,020	43,905	43,622

Securities available for sale, at fair value	$1,348,698	$975,340	$998,496	$1,255,925	$1,338,290
Securities held to maturity, at amortized cost	616,560	630,074	783,599	484,073	527,948
Loans	7,498,885	7,136,098	6,887,709	6,583,639	6,196,978
Allowance for loan losses (1)	110,000	72,965	72,505	69,500	65,200
Assets	10,932,906	9,715,925	9,556,363	9,136,812	8,867,268
Deposits	9,081,692	7,587,820	7,368,211	7,170,636	6,973,688
Borrowings	406,731	820,682	1,046,616	909,188	886,986
Stockholders’ equity	1,187,618	1,120,397	1,017,909	958,177	913,316

Key ratios
Return on average assets	0.99%	1.26%	1.20%	0.91%	0.92%
Return on average equity	9.09%	11.32%	11.49%	8.71%	8.74%
Average equity to average assets	10.92%	11.17%	10.47%	10.45%	10.49%
Net interest margin	3.31%	3.58%	3.58%	3.47%	3.43%
Dividend payout ratio	45.57%	38.32%	38.67%	49.20%	50.00%
Tier 1 leverage	9.56%	10.33%	9.52%	9.14%	9.11%
Common equity tier 1 capital ratio	11.84%	11.29%	10.49%	10.06%	9.98%
Tier 1 risk-based capital	13.09%	12.56%	11.79%	11.42%	11.42%
Total risk-based capital	15.62%	13.52%	12.78%	12.42%	12.39%

(1)	Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

(2)	Tangible book value calculation (non-GAAP):
	Years Ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Stockholders’ equity	$1,187,618	$1,120,397	$1,017,909	$958,177	$913,316
Intangibles	292,276	286,789	290,368	281,463	281,254
Tangible equity	895,342	833,608	727,541	676,714	632,062
Diluted common shares outstanding	43,629	43,797	43,673	43,543	43,258
Tangible book value	$20.52	$19.03	$16.66	$15.54	$14.61

Selected Quarterly Financial Data

	2020				2019
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest, fee and dividend income	$86,441	$84,994	$87,446	$89,401	$90,576	$92,381	$93,233	$91,344
Interest expense	6,333	7,051	7,000	12,220	13,393	14,327	14,606	13,653
Net interest income	80,108	77,943	80,446	77,181	77,183	78,054	78,627	77,691
Provision for loan losses (1)	(607)	3,261	18,840	29,640	6,004	6,324	7,277	5,807
Noninterest income excluding net securities gains (losses)	37,955	37,643	34,831	36,235	36,052	35,684	34,310	33,764
Net securities gains (losses)	160	84	180	(812)	189	4,036	(69)	57
Noninterest expense	75,204	66,308	65,340	70,881	70,294	69,749	66,231	68,460
Net income	34,194	35,113	24,713	10,368	28,960	32,379	30,555	29,127
Basic earnings per share	$0.78	$0.80	$0.57	$0.24	$0.66	$0.74	$0.70	$0.67
Diluted earnings per share	$0.78	$0.80	$0.56	$0.23	$0.66	$0.73	$0.69	$0.66
Annualized net interest margin	3.20%	3.17%	3.38%	3.52%	3.52%	3.57%	3.61%	3.64%
Annualized return on average assets	1.24%	1.29%	0.94%	0.43%	1.20%	1.34%	1.28%	1.24%
Annualized return on average equity	11.59%	12.09%	8.76%	3.69%	10.36%	11.83%	11.63%	11.52%
Weighted average diluted common shares outstanding	43,974	43,942	43,928	44,130	44,174	44,138	44,120	44,081

(1)	Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this filing and future filings by the NBT Bancorp Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, Economic Growth, Regulatory Relief, Consumer Protection Act of 2018, Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and other legislative and regulatory responses to the coronavirus (“COVID-19”) pandemic; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; (20) the adverse impact on the U.S. economy, including the markets in which we operate, of the novel coronavirus, which causes COVID-19 global pandemic; (21) the impact of a slowing U.S. economy and increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products; and (22) the Company’s success at managing the risks involved in the foregoing items.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company, its customers and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on the Company’s customers and demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, national and local economic activity, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in this Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

General

NBT Bancorp Inc. is a financial holding company headquartered in Norwich, NY, with total assets of $10.9 billion at December 31, 2020. The Company’s business, primarily conducted through the Bank and its full service 401(k) recordkeeping and insurance agency subsidiaries, consists of providing commercial banking, retail banking, wealth management and other financial services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, the southern coastal Maine area and recently entering central Connecticut. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to individual, commercial and municipal customers. The financial review that follows focuses on the factors affecting the consolidated financial condition and results of operations of the Company and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings during 2020 and, in summary form, the preceding two years. Collectively, the registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (“FTE”) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2020 and 2019 and for each of the years in the three-year period ended December 31, 2020 should be read in conjunction with this review.

Critical Accounting Policies

The Company has identified policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. These policies relate to the allowance for credit losses, pension accounting and provision for income taxes.

The allowance for credit losses consists of the allowance for credit losses and the allowance for losses on unfunded commitments. As a result of the Company’s January 1, 2020, adoption of Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) and its related amendments, our methodology for estimating the reserve for credit losses changed significantly from December 31, 2019. The standard replaced the “incurred loss” approach with an “expected loss” approach known as current expected credit loss. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.” The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. The allowance for losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws.

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

Management is required to make various assumptions in valuing the Company’s pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, the rate of increase in future compensation levels and interest rate of credit for cash balance plans. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations and expert opinions in determining the various rates used to estimate pension expense. The Company also considers market interest rates and discounted cash flows in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

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

The Company’s policies on the allowance for credit losses, pension accounting and provision for income taxes are disclosed in Note 1 to the consolidated financial statements of this Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements to obtain a better understanding of how the Company’s financial performance is reported. Refer to Note 2 to the consolidated financial statements for recently adopted accounting standards.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The Company’s results in 2020 have been impacted by the COVID-19 pandemic and the CECL accounting methodology, including the estimated impact of the COVID-19 pandemic on expected credit losses. The following information should be considered in connection with the Company’s results for the fiscal year ended December 31, 2020:

●	net income of $104.4 million, or $2.37 diluted earnings per share
●	pre-provision net revenue (“PPNR”)(1) of $193.4 million increased 6% from the prior year reflecting higher net interest income and higher noninterest income
●	loan growth for the year ended December 31, 2020 of 5%
●	strong credit quality metrics including charge-offs of 0.23% and allowance to loan losses at 1.47% of total loans
●	book value per share of $27.22 at December 31, 2020; tangible book value per share grew 8% from prior year $20.52(2) at December 31, 2020

(1) PPNR is a Non-GAAP financial measure that management believes is useful in evaluating the underlying operating results of the Company excluding the volatility in loan loss provision due to CECL adoption and the impact of the COVID-19 pandemic, net securities gains (losses) and non-recurring income and/or expense.

	Years Ended December 31,
(In thousands)	2020	2019	2018
Net income before income tax expense	$133,087	$155,432	$137,002
FTE adjustment	1,301	1,667	2,007
Provision for loan losses	51,134	25,412	28,828
Net securities losses (gains)	388	(4,213)	6,341
Nonrecurring expense	4,750	3,800	-
CECL allowance for unfunded loan commitments	2,700	-	-
PPNR	$193,360	$182,098	$174,178

(2) Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.

COVID-19 Pandemic and Company Response

The year 2020 began with overall stable U.S. economic conditions that were significantly impacted by the COVID-19 pandemic and subsequent shut-down of non-essential business throughout the Company’s footprint. A prolonged global pandemic like COVID-19 could adversely affect our operations. The results of operations and the ultimate effect of pandemic will depend on numerous factors that are highly uncertain including how long restrictions for business and individuals will last, further information around the severity of the virus itself, additional actions taken by federal, state and local governments to contain and treat COVID-19 and what, if any, additional government relief will be provided. The expected impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has not fully manifested in 2020. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Company. Once these stimulus programs have been exhausted, the Company’s credit metrics are expected to worsen and loan losses will ultimately materialize. Any potential loan losses will be contingent upon the resurgence of the virus, including any new strains, offset by the potency of the vaccine along with its extensive distribution, and the ability for customers and businesses to return to their pre-pandemic routines. However, economic uncertainty remains high and volatility is expected to continue.

In response, the Company immediately formed an Executive Task Force and engaged its established Incident Response Team under its Business Continuity Plan to execute a comprehensive pandemic response plan. The Company has taken significant steps to address the needs of its customers impacted by COVID-19. The Company provided payment relief for all its customers for 180 days or less, waiving associated late fees while not reporting these payment deferrals as late payments to the credit bureaus for all its consumer customers who were current prior to this event. The Company has also offered longer payment deferral options on a limited, case by case basis to address certain customers’ hardships related to the pandemic where we are able to gather information on the ongoing viability of the borrower’s long-term ability to return to full payment. The Company continues to responsibly lend to qualified consumer and commercial customers and designed special lending programs as well as participating in government sponsored relief programs to respond to customers’ needs during the pandemic. The Company believes our historically strong underwriting practices, diverse and granular portfolios, and geographic footprint will help to mitigate any adverse impact to the Company.

The Company has been a participant in the Small Business Administration’s Paycheck Protection Program (“PPP”), a new loan guarantee program created under the CARES Act targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration (“SBA”), whose guarantee is backed by the full faith and credit of the United States. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally-applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. During 2020, the Company processed approximately 3,000 loans totaling over $548 million in relief. The Company is supporting PPP’s application and forgiveness processes with online resources, educational webinars and a CPA partnership. As of January 31, 2021, the Company has received payment from the SBA on 650 of our loans totaling $123.1 million.

On December 27, 2020, the President signed into law the Consolidated Appropriation Act (“CAA”). The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. The Company is participating in the CAA’s second round of PPP lending. In mid-January the Company opened our lending portal and have begun processing PPP loan applications from current and new customers. As of January 31, 2021, the Company has originated $111 million in PPP loans during this round with an average loan size of $145,100 and is continuing to receive applications.

The Company established a committee to ensure employee and customer safety and nimble response across geographic and functional areas. The five focus areas for the Company’s reopening are employee well-being, alternate work plans, physical workspace, working with customers and vendors, and policies, training and communication. The Committee monitored state and local responses and adapted physical locations across its footprint in its re-opening plans and will continue to monitor and adapt its response as the impact of COVID-19 continues to develop. The Company has taken significant actions to address the needs of employees and customers:

● Employees
- Health and safety protocols protect branch and onsite workers.
- Full-time remote and hybrid work arrangements continue for the majority of non-branch staff. Work-from-home experiences have been enhanced through investment in digital tools and technology.
- Offered additional benefits for health, childcare/eldercare needs and well-being including paid time off flexibility and childcare assistance program.
- Cross-training and redeployment programs directing staff resources to areas of greatest need.
● Customers
- Branches available by drive-up services and lobbies open by appointment.
- 31% increase in consumer digital adoption in 2020, including 86% increase in online account opening and 82% increase in mobile dollars deposited.
- Over 120,000 transactions moved to self-service from teller line and call center per month in 2020 (21% increase).
- New mobile, online and mortgage banking platforms launched in 2020.

Results of Operations

The Company reported net income of $104.4 million or $2.37 per diluted share for 2020, down 13.7% from net income of $121.0 million or down 13.5% from $2.74 per diluted share for 2019. Net interest income was $315.7 million for the year ended December 31, 2020, up $4.1 million, or 1.3%, from 2019. FTE net interest margin of 3.31% for the year ended December 31, 2020, was down from 3.58% for the year ended December 31, 2019. Average interest earning assets were up $832.5 million, or 9.5%, for the year ended December 31, 2020, as compared to 2019. The provision for loan losses totaled $51.1 million for the year ended December 31, 2020, as compared with $25.4 million for the year ended December 31, 2019. Significant non-recurring transactions occurring in 2020 included a $4.8 million expense related to branch optimization. Significant non-recurring transactions occurring in the third quarter of 2019 included a $4.0 million gain on the sale of Visa Class B common stock and a $3.1 million expense primarily related to branch optimization strategies. Return on average assets was 0.99% for the year ended December 31, 2020 as compared to 1.26% for the same period last year. Return on average equity was 9.09% for the year ended December 31, 2020 as compared to 11.32% for the year ended December 31, 2019. Return on average tangible common equity was 12.48% for the year ended December 31, 2020 as compared to 15.85% for the year ended December 31, 2019.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Net income	$104,388	$121,021	$112,566
Amortization of intangible assets (net of tax)	2,546	2,684	3,032
Net income, excluding intangible amortization	$106,934	$123,705	$115,598

Average stockholders’ equity	$1,148,475	$1,068,948	$980,005
Less: average goodwill and other intangibles	291,787	288,539	288,273
Average tangible common equity	$856,688	$780,409	$691,732

2021 Outlook

The Company’s 2020 earnings reflected the Company’s continued ability to manage through the existing economic conditions and challenges in the financial services industry, while investing in the Company’s future. During 2020, the Company, along with other financial services companies, experienced substantial disruptions from the COVID-19 pandemic and the accompanying rapid downward shift in the yield curve. The Company has observed signs of an economic recovery in the United States with jobs, consumer spending, manufacturing, and other indicators rebounding in the second half of 2020 from their weakest levels. The path of the COVID-19 virus, the effectiveness of the COVID-19 vaccine and rollout and the efficacy of the latest and any future stimulus packages will drive the re-opening plans of state and local economies in 2021. Significant items that may have an impact on 2021 results include:

●
continued slow economic growth and the need to spur recovery in the wake of the pandemic may result in interest rates remaining low. This would result in principal and interest payments on currently outstanding loans and investments being reinvested at lower rates. Already-low borrowing and deposit costs are unlikely to fall further. The timing and trajectory of a post-pandemic economic rebound will dictate short-term interest rate changes, if any, along with the shape of the yield curve, and will impact net interest income in 2021.

●	continued slow economic growth could further reduce demand for credit, slowing loan growth.

●	the Company’s continued focus on long-term strategies including growth in the New England markets, diversification of revenue, improving operating efficiencies and investing in technology.

●
the Company’s 2021 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in ITEM 1A. RISK FACTORS.

Asset/Liability Management

The Company attempts to maximize net interest income and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposit products and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company’s asset mix and sources of funds, and the resulting impact on net interest income, on a FTE basis, are discussed below. The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 21% for 2020, 2019 and 2018.

Average Balances and Net Interest Income

	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term interest bearing accounts	$372,144	$610	0.16%	$36,174	$773	2.14%	$3,377	$183	5.42%
Securities available for sale (1)(3)	1,079,600	22,434	2.08%	961,909	23,334	2.43%	1,210,013	27,081	2.24%
Securities held to maturity (1)(3)	624,668	16,363	2.62%	725,352	20,410	2.81%	567,117	14,657	2.58%
Federal Reserve Bank and FHLB stock	33,570	2,096	6.24%	43,385	2,879	6.64%	48,214	3,083	6.39%
Loans (2)(3)	7,461,795	308,080	4.13%	6,972,438	321,805	4.62%	6,765,748	301,258	4.45%
Total interest-earning assets	$9,571,777	$349,583	3.65%	$8,739,258	$369,201	4.22%	$8,594,469	$346,262	4.03%
Other assets	942,274			831,954			764,670
Total assets	$10,514,051			$9,571,212			$9,359,139
Liabilities and stockholders’ equity:
Money market deposit accounts	$2,320,947	$10,313	0.44%	$1,949,147	$22,257	1.14%	$1,706,823	$8,314	0.49%
NOW deposit accounts	1,194,398	716	0.06%	1,095,402	1,518	0.14%	1,191,008	1,894	0.16%
Savings deposits	1,393,436	745	0.05%	1,265,112	733	0.06%	1,266,970	725	0.06%
Time deposits	733,073	10,296	1.40%	910,546	15,478	1.70%	866,388	11,211	1.29%
Total interest-bearing deposits	$5,641,854	$22,070	0.39%	$5,220,207	$39,986	0.77%	$5,031,189	$22,144	0.44%
Short-term borrowings	352,809	3,408	0.97%	573,927	9,693	1.69%	727,635	10,552	1.45%
Long-term debt	62,990	1,553	2.47%	80,528	1,875	2.33%	80,195	1,790	2.23%
Subordinated debt	51,394	2,842	5.53%	—	—	—	—	—	—
Junior subordinated debt	101,196	2,731	2.70%	101,196	4,425	4.37%	101,196	4,140	4.09%
Total interest-bearing liabilities	$6,210,243	$32,604	0.53%	$5,975,858	$55,979	0.94%	$5,940,215	$38,626	0.65%
Demand deposits	2,895,341			2,351,515			2,321,264
Other liabilities	259,992			174,891			117,655
Stockholders’ equity	1,148,475			1,068,948			980,005
Total liabilities and stockholders’ equity	$10,514,051			$9,571,212			$9,359,139
Net interest income (FTE)		$316,979			$313,222			$307,636
Interest rate spread			3.12%			3.28%			3.38%
Net interest margin (FTE)			3.31%			3.58%			3.58%
Taxable equivalent adjustment		$1,301			$1,667			$2,007
Net interest income		$315,678			$311,555			$305,629

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

2020 OPERATING RESULTS AS COMPARED TO 2019 OPERATING RESULTS

Net Interest Income

Net interest income for the year ended 2020 was $315.7 million, up $4.1 million, or 1.3%, from 2019. FTE net interest margin of 3.31% for the year ended December 31, 2020, was down from 3.58% for the year ended December 31, 2019. Interest income decreased $19.3 million, or 5.2%, as the yield on average interest-earning assets decreased 57 basis points (“bps”) from 2019 to 3.65%, while average interest-earning assets increased $823.5 million primarily due to excess liquidity and an increase in average loans due to PPP loan originations. Interest expense was down $23.4 million, or 41.8%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019 as the cost of interest-bearing liabilities decreased 41 bps. The Federal Reserve lowered its target fed funds rate by 150 basis points in the first quarter of 2020.

Analysis of Changes in FTE Net Interest Income

	Increase (Decrease) 2020 over 2019			Increase (Decrease) 2019 over 2018
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$1,150	$(1,313)	$(163)	$764	$(174)	$590
Securities available for sale	2,666	(3,566)	(900)	(5,883)	2,136	(3,747)
Securities held to maturity	(2,702)	(1,345)	(4,047)	4,365	1,388	5,753
Federal Reserve Bank and FHLB stock	(621)	(162)	(783)	(317)	113	(204)
Loans	21,634	(35,359)	(13,725)	9,356	11,191	20,547
Total FTE interest income	$22,127	$(41,745)	$(19,618)	$8,285	$14,654	$22,939
Money market deposit accounts	3,628	(15,572)	(11,944)	1,332	12,611	13,943
NOW deposit accounts	126	(928)	(802)	(145)	(231)	(376)
Savings deposits	71	(59)	12	(1)	9	8
Time deposits	(2,740)	(2,442)	(5,182)	596	3,671	4,267
Short-term borrowings	(2,977)	(3,308)	(6,285)	(2,435)	1,576	(859)
Long-term debt	(427)	105	(322)	7	78	85
Subordinated debt	2,842	-	2,842	-	-	-
Junior subordinated debt	-	(1,694)	(1,694)	-	285	285
Total FTE interest expense	$523	$(23,898)	$(23,375)	$(646)	$17,999	$17,353
Change in FTE net interest income	$21,604	$(17,847)	$3,757	$8,931	$(3,345)	$5,586

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $489.4 million, or 7.0%, from 2019 to 2020. The yield on average loans decreased from 4.62% in 2019 to 4.13% in 2020, as loans re-priced downward due to the interest rate environment in 2020. FTE interest income from loans decreased 4.3%, from $321.8 million in 2019 to $308.1 million in 2020. This decrease was due to the decreases in yields. Net interest income in 2020 included $14.2 million of interest and fees on PPP loans.

Total loans increased $362.8 million, or 5.1%, from December 31, 2019 to December 31, 2020. Total PPP loans as of December 31, 2020 were $431 million (net of unamortized fees), with $548 million originated at an average loan size of $184 thousand and an average annual fee of 3.2%. Excluding PPP loans, period end loans decreased $68.0 million from December 31, 2019. Commercial and industrial loans decreased $34.5 million to $1.3 billion; commercial real estate loans increased $238.3 million to $2.4 billion; and total consumer loans decreased $271.8 million to $3.4 billion. Total loans represent approximately 68.6% of assets as of December 31, 2020, as compared to 73.4% as of December 31, 2019.

The following table reflects the loan portfolio by major categories(1) for the years indicated:

Composition of Loan Portfolio

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Commercial	$1,267,679	$1,302,209	$1,291,568	$1,258,212	$1,242,701
Commercial real estate	2,380,358	2,142,057	1,930,742	1,769,620	1,543,301
Paycheck protection program	430,810	-	-	-	-
Residential real estate mortgages	1,466,662	1,445,156	1,380,836	1,320,370	1,262,041
Indirect auto	931,286	1,193,635	1,216,144	1,227,870	1,169,129
Specialty lending	579,644	542,063	524,928	438,866	361,152
Home equity	387,974	444,082	474,566	498,179	507,784
Other consumer	54,472	66,896	68,925	70,522	110,870
Total loans	$7,498,885	$7,136,098	$6,887,709	$6,583,639	$6,196,978

(1) Loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Residential real estate loans consist primarily of loans secured by a first or second mortgage on primary residences. We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are generally collateralized by properties located in the Company’s market area. Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that the Company has ever actively pursued. The market does not apply a uniform definition of what constitutes “subprime” lending. Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies (the “Agencies”), on June 29, 2007, which further referenced the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.

Loans in the commercial and commercial real estate, consist primarily of loans made to small and medium-sized entities. The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchases and seasonal crop expenses. These loans typically are usually collateralized by business assets such as equipment, accounts receivable and perishable agricultural products, which are exposed to industry price volatility. The Company offers commercial real estate (“CRE”) loans to finance real estate purchases, refinancings, expansions and improvements to commercial and agricultural properties. CRE loans are loans secured by liens on real estate, which may include both owner occupied and non-owner-occupied properties, such as apartments, commercial structures, health care facilities and other facilities.

The Company offers a variety of Consumer loan products including indirect auto, specialty lending, home equity and other consumer loans. Indirect auto loans include indirect installment loans to individuals, which are primarily secured by automobiles. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. The specialty lending portfolio includes unsecured consumer loans across a national footprint originated through our relationship with national technology-driven consumer lending companies that began over 10 years ago as the result of our investment in Springstone Financial LLC (“Springstone”). Advances of credit through this specialty lending business line are to prime borrowers and are subject to the Company’s underwriting standards. Other Consumer loans consist of direct installment loans to individuals most secured by automobiles and other personal property. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, home equity lines of credit and second mortgage loans (loans secured by a lien position on one-to-four family residential real estate) to finance home improvements, debt consolidation, education and other uses. For home equity loans, consumers are able to borrow up to 85% of the equity in their homes, and are generally tied to Prime with a ten year draw followed by a fifteen year amortization. As of December 31, 2020, there were $144.1 million in construction and development loans included in total loans.

Risks associated with the commercial real estate portfolio include the ability of borrowers to pay interest and principal during the loan’s term, as well as the ability of the borrowers to refinance at the end of the loan term.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, summarizes the maturities of the commercial and commercial real estate loan portfolios and the sensitivity of those loans to interest rate fluctuations at December 31, 2020. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Maturities and Sensitivities of Certain Loans to Changes in Interest Rates

	Remaining Maturity at December 31, 2020
(In thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total
Floating/adjustable rate:
Commercial and Commercial Real Estate	$360,085	$441,090	$1,797,050	$2,598,225
Fixed rate:
Commercial and Commercial Real Estate	77,679	909,770	493,173	1,480,622
Total	$437,764	$1,350,860	$2,290,223	$4,078,847

Securities and Corresponding Interest and Dividend Income

The average balance of securities available for sale (“AFS”) increased $117.7 million, or 12.2%, from 2019 to 2020. The FTE yield on average AFS securities was 2.08% for 2020 compared to 2.43% in 2019.

The average balance of securities held to maturity (“HTM”) decreased from $725.4 million in 2019 to $624.7 million in 2020. At December 31, 2020, HTM securities were comprised primarily of tax-exempt municipal securities and government-sponsored collateralized mortgage obligations (“CMOs”). The FTE yield on HTM securities decreased from 2.81% in 2019 to 2.62% in 2020.

The average balance of Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock decreased to $33.6 million in 2020 from $43.4 million in 2019. The FTE yield from investments in Federal Reserve Bank and FHLB stock decreased from 6.64% in 2019 to 6.24% in 2020.

Securities Portfolio

	As of December 31,
	2020		2019		2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities:
Federal agency	$245,590	$243,597	$34,998	$34,758	$84,982	$84,299
State & municipal	42,550	43,180	2,533	2,513	30,136	29,915
Mortgage-backed	576,497	595,839	498,372	503,626	522,415	512,295
Collateralized mortgage obligations	426,574	437,804	432,651	434,443	380,093	371,987
Corporate	27,500	28,278	-	-	-	-
Total AFS securities	$1,318,711	$1,348,698	$968,554	$975,340	$1,017,626	$998,496

HTM securities:
Federal agency	$100,000	$98,342	$-	$-	$19,995	$20,047
Mortgage-backed	119,447	125,009	163,115	166,728	179,848	178,190
Collateralized mortgage obligations	182,250	190,677	299,900	304,853	340,623	338,590
State & municipal	214,863	222,799	167,059	169,681	243,133	241,848
Total HTM securities	$616,560	$636,827	$630,074	$641,262	$783,599	$778,675

The Company’s mortgage-backed securities, U.S. agency notes and CMOs are all guaranteed by Fannie Mae, Freddie Mac, the FHLB, Federal Farm Credit Banks or Ginnie Mae (“GNMA”). GNMA securities are considered similar in credit quality to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2020:

(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield
AFS debt securities:
Within one year	$438	$449	2.98%
From one to five years	21,476	22,324	2.62%
From five to ten years	545,330	551,215	1.70%
After ten years	751,467	774,710	2.17%
Total AFS debt securities	$1,318,711	$1,348,698

HTM debt securities:
Within one year	$18,088	$18,104	2.07%
From one to five years	58,963	60,483	2.64%
From five to ten years	231,927	237,275	1.72%
After ten years	307,582	320,965	2.51%
Total HTM debt securities	$616,560	$636,827

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased $234.4 million from 2019 and totaled $6.2 billion in 2020. The rate paid on interest-bearing liabilities decreased from 0.94% in 2019 to 0.53% in 2020. This decrease in rates caused a decrease in interest expense of $23.4 million, or 41.8%, from $56.0 million in 2019 to $32.6 million in 2020.

Deposits

Average interest bearing deposits increased $421.6 million, or 8.1%, from 2019 to 2020. Average money market deposits increased $371.8 million, or 19.1% during 2020 compared to 2019. Average NOW accounts increased $99.0 million, or 9.0% during 2020 as compared to 2019. The average balance of savings accounts increased $128.3 million, or 10.1% during 2020 compared to 2019. The average balance of time deposits decreased $177.5 million, or 19.5%, from 2019 to 2020. The average balance of demand deposits increased $543.8 million, or 23.1%, during 2020 compared to 2019. The high rate of deposit growth was primarily due to funding of PPP loans and various government support programs.

The rate paid on average interest-bearing deposits was down 38 basis points to 0.39% for 2020. The rate paid for money market deposit accounts decreased from 1.14% during 2019 to 0.44% during 2020. The rate paid for NOW deposit accounts decreased from 0.14% in 2019 to 0.06% in 2020. The rate paid for savings deposits was 0.06% for 2019 and 0.05% for 2020. The rate paid for time deposits decreased from 1.70% during 2019 to 1.40% during 2020.

The following table presents the maturity distribution of time deposits of $250,000 or more:

(In thousands)	December 31, 2020
Within three months	$16,320
After three but within twelve months	59,081
After one but within three years	15,982
Over three years	12,703
Total	$104,086

Borrowings

Average short-term borrowings decreased to $352.8 million in 2020 from $573.9 million in 2019. The average rate paid on short-term borrowings decreased from 1.69% in 2019 to 0.97% in 2020. Average long-term debt decreased from $80.5 million in 2019 to $63.0 million in 2020.

The average balance of junior subordinated debt remained at $101.2 million in 2020. The average rate paid for junior subordinated debt in 2020 was 2.70%, down from 4.37% in 2019.

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing of approximately $3.1 billion and $2.4 billion at December 31, 2020 and 2019, respectively. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost, which is being amortized on a straight-line basis, was $2.2 million. As of December 31, 2020 the subordinated debt net of unamortized issuance costs was $98.1 million.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Service charges on deposit account	$13,201	$17,151	$17,224
ATM and debit card fees	25,960	23,893	22,699
Retirement plan administration fees	35,851	30,388	26,992
Wealth management	29,247	28,400	28,747
Insurance	14,757	15,770	15,122
Bank owned life insurance	5,743	5,355	5,091
Net securities (losses) gains	(388)	4,213	(6,341)
Other	21,905	18,853	15,228
Total noninterest income	$146,276	$144,023	$124,762
Noninterest income for the year ended December 31, 2020 was $146.3 million, up $2.3 million, or 1.6%, from the year ended December 31, 2019. Excluding net securities gains (losses), noninterest income for the year ended December 31, 2020 was $146.7 million, up $6.9 million or 4.9%, from the year ended December 31, 2019. The increase from the prior year was driven by an increase in retirement plan administration fees due to the April 1, 2020 acquisition of Alliance Benefit Group of Illinois, Inc.(“ABG”), an increase in other noninterest income due primarily to higher swap fee income and mortgage banking income, and an increase in ATM and debit card fees due to increased volume and higher per transaction rates, partly offset by lower service charges on deposit accounts due to lower overdraft charges during the COVID-19 pandemic.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Salaries and employee benefits	$161,934	$156,867	$151,685
Occupancy	21,634	22,706	22,318
Data processing and communications	16,527	18,318	17,652
Professional fees and outside services	15,082	14,785	14,376
Equipment	19,889	18,583	17,037
Office supplies and postage	6,138	6,579	6,204
FDIC expenses	2,688	1,946	4,651
Advertising	2,288	2,773	2,782
Amortization of intangible assets	3,395	3,579	4,042
Loan collection and other real estate owned, net	3,295	4,158	4,217
Other	24,863	24,440	19,597
Total noninterest expense	$277,733	$274,734	$264,561

Noninterest expense for the year ended December 31, 2020 was $277.7 million, up $3.0 million or 1.1%, from the year ended December 31, 2019. The increase from the prior year was driven by higher salaries and employee benefits due to the ABG acquisition, higher equipment expense due to higher technology costs associated with several digital upgrades and higher Federal Deposit Insurance Corporation (“FDIC”) expense due to receipt of the Small Bank Assessment Credit in 2019. This was partly offset by lower data processing and communication expense as transaction volumes were down due to COVID-19 and lower occupancy expense driven by a relatively mild winter in 2020, the reduction in costs related to consolidation of five branches the prior year and the COVID-19 pandemic as compared to the year ended December 31, 2019. Included in other noninterest expenses was $4.8 million in branch optimization charges in 2020 and $3.1 million in reorganization expenses incurred during 2019, primarily related to branch optimization strategies to improve future operating efficiencies.

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

Income tax expense for the year ended December 31, 2020 was $28.7 million, down $5.7 million, or 16.6%, from the year ended December 31, 2019. The effective tax rate of 21.6% in 2020 was down from 22.1% in 2019. The decrease in income tax expense from the prior year was due to a lower level of taxable income as a result of the COVID-19 pandemic and increased provision for loan losses.

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

Nonperforming Assets

	As of December 31,
(Dollars in thousands)	2020	%
Nonaccrual loans:
Commercial	$23,557	53%
Residential	13,082	29%
Consumer	3,020	7%
Troubled debt restructured loans	4,988	11%
Total nonaccrual loans	$44,647	100%

Loans 90 days or more past due and still accruing:
Commercial	$493	16%
Residential	518	16%
Consumer	2,138	68%
Total loans 90 days or more past due and still accruing	$3,149	100%

Total nonperforming loans	$47,796
Other real estate owned	1,458
Total nonperforming assets	$49,254

Total nonperforming loans to total loans	0.64%
Total nonperforming assets to total assets	0.45%
Total allowance for loan losses to nonperforming loans	230.14%

The following tables are related to non-performing loans in prior periods. Non-performing loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL for 2020.

	As of December 31,
(Dollars in thousands)	2019	%	2018	%	2017	%	2016	%
Nonaccrual loans:
Commercial	$12,379	49%	$11,804	46%	$12,485	48%	$19,351	54%
Residential real estate	5,233	21%	6,526	26%	5,919	23%	8,027	23%
Consumer	4,046	16%	4,068	16%	4,324	17%	4,653	13%
Troubled debt restructured loans	3,516	14%	3,089	12%	2,980	12%	3,681	10%
Total nonaccrual loans	$25,174	100%	$25,487	100%	$25,708	100%	$35,712	100%

Loans 90 days or more past due and still accruing:
Commercial	$-	-	$588	12%	$-	-	$-	-
Residential real estate	927	25%	1,182	23%	1,402	26%	1,733	36%
Consumer	2,790	75%	3,315	65%	4,008	74%	3,077	64%
Total loans 90 days or more past due and still accruing	$3,717	100%	$5,085	100%	$5,410	100%	$4,810	100%

Total nonperforming loans	$28,891		$30,572		$31,118		$40,522
Other real estate owned	1,458		2,441		4,529		5,581
Total nonperforming assets	$30,349		$33,013		$35,647		$46,103

Total nonperforming loans to total loans	0.40%		0.44%		0.47%		0.65%
Total nonperforming assets to total assets	0.31%		0.35%		0.39%		0.52%
Total allowance for loan losses to nonperforming loans	252.55%		237.16%		223.34%		160.90%

Total nonperforming assets were $49.3 million at December 31, 2020, compared to $30.3 million at December 31, 2019. Nonperforming loans at December 31, 2020 were $47.8 million, or 0.64% of total loans (0.68% excluding PPP loan originations), compared with $28.9 million, or 0.40% of total loans, at December 31, 2019. The increase in nonperforming loans resulted primarily from five COVID-19 impacted commercial relationships totaling $15.2 million moving to nonaccrual. Past due loans as a percentage of total loans was 0.37% at December 31, 2020 (0.39% excluding PPP loan originations), down from 0.49% at December 31, 2019. Past due loans as a percentage of total loans decreased due to payment relief available to COVID-19 impacted borrowers.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The CARES Act, along with a joint agency statement issued by banking regulatory agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring (“TDR”). The Company evaluated the short-term modification programs provided to its borrowers and has concluded the modifications were generally made to borrowers who were in good standing prior to the COVID-19 pandemic and the modifications were temporary and minor in nature and therefore do not qualify for designation as TDRs. As of December 31, 2020, 1.6% of total loans outstanding (excluding PPP loan originations) were in payment deferral programs, of which 80% are commercial borrowers and 20% are consumer borrowers.

In addition to nonperforming loans discussed above, the Company has also identified approximately $136.6 million in potential problem loans at December 31, 2020 as compared to $84.1 million at December 31, 2019. The increase in potential problem loans is primarily due to the Company’s proactive approach to risk ratings throughout the deferral process and relates to higher risk industries impacted by the COVID-19 pandemic. Higher risk industries include entertainment, restaurants, retail, healthcare and accommodations. As of December 31, 2020, 9.0% of the Company’s outstanding loans were in higher risk industries due to the COVID-19 pandemic. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Allowance for Loan Losses

Beginning January 1, 2020, we calculated the allowance for credit losses using current expected credit losses methodology. As a result of our January 1, 2020, adoption of CECL and its related amendments, our methodology for estimating the allowance for credit losses changed significantly from December 31, 2019. The Company recorded a net decrease to retained earnings of $4.3 million as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13. The transition adjustment includes a $3.0 million impact due to the allowance for credit losses on loans, a $2.8 million impact due to the allowance for unfunded commitments reserve, and a $1.5 million impact to the deferred tax asset.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Company historical loss experience was supplemented with peer information when there was insufficient loss data for the Company. Significant management judgment is required at each point in the measurement process.

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

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Upon adoption of CECL, management revised the manner in which loans were pooled for similar risk characteristics. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined or subsegmented as needed to ensure loans of similar risk profiles are appropriately pooled.

Additional information about our Allowance for Loan Losses is included in Notes 1 and 6 to the consolidated financial statements. The Company’s management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

The allowance for credit losses totaled $110.0 million at December 31, 2020, compared to $73.0 million at December 31, 2019. The allowance for credit losses as a percentage of loans was 1.47% (1.56% excluding PPP loans) at December 31, 2020, compared to 1.02% at December 31, 2019. The increase in the allowance for credit losses from January 1, 2020 to December 31, 2020 was primarily due to the deteriorated economic forecast due to the COVID-19 pandemic.

(Dollars in thousands)	2020
Balance at January 1*	$75,999
Loans charged-off
Commercial	4,005
Residential	1,135
Consumer	21,938
Total loans charged-off	$27,078
Recoveries
Commercial	$786
Residential	618
Consumer	8,541
Total recoveries	$9,945
Net loans charged-off	$17,133

Provision for loan losses	$51,134
Balance at December 31	$110,000
Allowance for loan losses to loans outstanding at end of year	1.47%
Net charge-offs to average loans outstanding	0.23%

*	Includes an adjustment of $3.0 million as a result of our January 1, 2020, adoption of Accounting Standards Codification (“ASC”) 326.

Prior to the adoption of ASU 2016-13 on January 1, 2020, the Company’s calculated allowance for loan losses used the incurred loss methodology. The following tables related to the allowance for loan losses in prior periods under the incurred methodology. Charge-off and recoveries are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL for 2020.

(Dollars in thousands)	2019	2018	2017	2016
Balance at January 1	$72,505	$69,500	$65,200	$63,018
Loans charged-off
Commercial and Agricultural	3,151	3,463	4,169	4,592
Residential Real Estate	991	913	1,846	1,343
Consumer	28,398	29,752	27,072	23,364
Total loans charged-off	$32,540	$34,128	$33,087	$29,299
Recoveries
Commercial and Agricultural	$534	$1,178	$1,077	$1,887
Residential Real Estate	141	306	180	293
Consumer	6,913	6,821	5,142	3,870
Total recoveries	$7,588	$8,305	$6,399	$6,050
Net loans charged-off	$24,952	$25,823	$26,688	$23,249

Provision for loan losses	$25,412	$28,828	$30,988	$25,431
Balance at December 31	$72,965	$72,505	$69,500	$65,200
Allowance for loan losses to loans outstanding at end of year	1.02%	1.05%	1.06%	1.05%
Net charge-offs to average loans outstanding	0.36%	0.38%	0.42%	0.39%

The provision for loan losses was $51.1 million for the twelve months ended December 31, 2020, compared to $25.4 million for the twelve months ended December 31, 2019. The allowance for credit losses was 230.14% of nonperforming loans at December 31, 2020 as compared to 252.55% at December 31, 2019. The allowance for credit losses as a percentage of loans was 1.47% (1.56% excluding PPP loan originations) at December 31, 2020 compared to 1.02% at December 31, 2019. The increase to the Day 1 allowance for credit loss and provision expense was driven by the deteriorated economic forecast due to the COVID-19 pandemic. The Company expects that with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

Total net charge-offs for 2020 were $17.1 million, down from $25.0 million in 2019. Net charge-offs to average loans was 23 bps for 2020 compared to 36 bps for 2019. Net charge-offs to average loans decreased during 2020 due to COVID-19 pandemic relief programs.

Allocation of the Allowance for Loan Losses

	December 31,
	2020
(Dollars in thousands)	Allowance	Category Percent of Loans
Commercial	$50,942	53%
Residential	21,255	26%
Consumer	37,803	21%
Total	$110,000	100%

Prior to the adoption of ASU 2016-13 on January 1, 2020, the Company’s calculated allowance for loan losses used the incurred loss methodology. The following tables are related to the allowance for loan losses in prior periods. Category percentage of loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL for 2020.

	December 31,
	2019		2018		2017		2016
Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans
Commercial and Agricultural	$34,525	48%	$32,759	47%	$27,606	46%	$25,444	45%
Residential Real Estate	2,793	20%	2,568	20%	5,064	20%	6,381	20%
Consumer	35,647	32%	37,178	33%	36,830	34%	33,375	35%
Total	$72,965	100%	$72,505	100%	$69,500	100%	$65,200	100%

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. As of December 31, 2020, the allowance for losses on unfunded commitments totaled $6.4 million, compared to $0.9 million as of December 31, 2019. The increase in the allowance in 2020 compared to 2019 is related to an increase in expected losses due to the adoption of CECL and the deterioration of the economic forecast due to COVID-19. Prior to January 1, 2020, the Company calculated the allowance for losses on unfunded commitments using the incurred loss methodology.

Liquidity Risk

Liquidity involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Management’s Asset Liability Committee (“ALCO”) is responsible for liquidity management and has developed guidelines, which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies, regular monitoring of liquidity and testing of the contingent liquidity plan. Requirements change as loans grow, deposits and securities mature and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At December 31, 2020 and 2019, the Company’s Basic Surplus measurement was 25.7% and 15.8% of total assets, or $2.8 billion and $1.5 billion, respectively, which was above the Company’s minimum of 5% (calculated at $546.6 million and $485.8 million, of period end total assets at December 31, 2020 and 2019, respectively) set forth in its liquidity policies.

At December 31, 2020 and 2019, FHLB advances outstanding totaled $64.1 million and $510.7 million, respectively. At December 31, 2020 and 2019, the Bank had $74.0 million and $75.0 million, respectively of collateral encumbered by municipal letters of credit.The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.6 billion and $1.2 billion at December 31, 2020 and 2019, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $839.4 million and $627.6 million at December 31, 2020 and 2019, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.8 billion at December 31, 2020 and $1.4 billion at December 31, 2019. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans as collateral. At December 31, 2020 and 2019, the Bank had the capacity to borrow $658.1 million and $837.3 million, respectively, from this program. In addition, due to the creation of the Paycheck Protection Program Liquidity Facility during 2020, the Bank has the ability to borrow $447.8 million through this program as of December 31, 2020. The Company’s internal policies authorize borrowings up to 25% of assets. Under this policy, remaining available borrowings capacity totaled $2.6 billion at December 31, 2020 and $1.8 billion at December 31, 2019.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considered its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2021. The large inflow of deposits experienced in the second quarter of 2020 could reverse itself and flow out. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Significant monetary and fiscal policy actions taken by the federal government have helped to mitigate these risks. Enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the COVID-19 pandemic including increasing the frequency of monitoring and adding additional sources of liquidity.

At December 31, 2020, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is depleted, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $142.4 million and $153.5 million in 2020 and 2019, respectively. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization and cash flows generated through changes in other assets and liabilities.

Net cash flows used in investing activities totaled $709.7 million and $64.3 million in 2020 and 2019, respectively. Critical elements of investing activities are loan and investment securities transactions.

Net cash flows provided by financing activities totaled $1.0 billion in 2020 and net cash flows used in financing activities totaled $53.2 million in 2019. The critical elements of financing activities are proceeds from deposits, borrowings and stock issuance. In addition, financing activities are impacted by dividends and treasury stock transactions.

Contractual Obligations

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements, leases and other obligations at December 31, 2020 are as follows:

	Payments Due by Period
(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt obligations	$25,003	$10,598	$-	$-	$-	$3,496	$39,097
Subordinated debt	-	-	-	-	-	100,000	100,000
Junior subordinated debt	-	-	-	-	-	101,196	101,196
Lease obligations	7,734	6,795	5,699	5,029	3,411	10,023	38,691
IT/Software obligations	9,576	4,114	3,930	3,070	957	73	21,720
Data processing commitments	15,573	15,573	15,573	14,843	14,600	-	76,162
Total contractual obligations	$57,886	$37,080	$25,202	$22,942	$18,968	$214,788	$376,866

We have obligations under our pension, post-retirement plan, directors’ retirement and supplemental executive retirement plans as described in Note 12 to the consolidated financial statements. The supplemental executive retirement, pension and postretirement benefit and directors’ retirement payments represent actuarially determined future benefit payments to eligible plan participants.

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2020 and 2019, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $2.2 billion and $1.9 billion, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are frequently issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2020 and 2019, outstanding standby letters of credit were approximately $54.0 million and $34.5 million, respectively. The fair value of the Company’s standby letters of credit at December 31, 2020 and 2019 was not significant. The following table sets forth the commitment expiration period for standby letters of credit at:

(In thousands)	December 31, 2020
Within one year	$27,417
After one but within three years	23,917
After three but within five years	1,074
After five years	1,601
Total	$54,009

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

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $614.5 million and $612.3 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company had approximately $1.3 million and $0.8 million, respectively, of mortgage servicing rights. At December 31, 2020 and 2019, the Company serviced $25.7 million and $25.6 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Company serviced $11.8 million and $64.7 million, respectively, of consumer loans for Springstone.

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

The Company’s primary source of funds to pay interest on trust preferred debentures and pay cash dividends to its stockholders are dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their stockholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under Office of the Comptroller of the Currency (“OCC”) regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2020 and 2019, approximately $194.2 million and $175.0 million, respectively, of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

Stock Repurchase Plan

The Company purchased 263,507 shares of its common stock during the year ended December 31, 2020 at an average price of $30.28 per share under its previously announced plan. As of December 31, 2020, there were 736,493 shares available for repurchase under this plan, which expires on December 31, 2021. On January 27, 2021, the NBT Board of Directors approved an increase to the total number of shares authorized under the stock repurchase program to 2 million shares from 1 million shares, previously.

Recent Accounting Updates

See Note 2 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.

2019 OPERATING RESULTS AS COMPARED TO 2018 OPERATING RESULTS

For similar operating and financial data and discussion of our results for the year ended December 31, 2019 compared to our results for the year ended December 31, 2018, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020 and is incorporated herein by reference.

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

To manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. The ALCO meets monthly to review the Company’s interest rate risk position and profitability and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

The primary tool utilized by the ALCO to manage interest rate risk is earnings at risk modeling (interest rate sensitivity analysis). Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates are uploaded into the model to create an ending balance sheet. In addition, the ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet. Three additional models are run in which a gradual increase of 200 bps, a gradual increase of 100 bps and a gradual decrease of 50 bps takes place over a 12-month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded in them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario. The Company also runs other interest rate scenarios to highlight potential interest rate risk.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets rolling over at lower yields while interest-bearing liabilities remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a modest increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the +200/+100/-50 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2020 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates (in basis points)	Percent change in net interest income
+200	1.71%
+100	0.96%
-50	(0.66%)

The Company anticipates that the trajectory of net interest income will depend significantly on the timing and path of the recovery from the recent economic downturn. In response to the economic impact of the pandemic, the federal funds rate was reduced by 150 bps in March 2020, and term interest rates fell sharply across the yield curve. The Company has reduced deposit rates, but future reductions are likely to be smaller and more selective. With deposit rates near their lower bound, the Company will focus on managing asset yields in order to maintain the net interest margin. Competitive pressure may limit the Company’s ability to maintain asset yields in the current environment, however.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans evaluated on a collective basis

As discussed in Notes 1, 2 and 6 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $106.8 million of a total allowance for credit losses of $110.0 million as of December 31, 2020. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for class segments of loans that share similar risk characteristics. The Company estimated the collective ACL on loans using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. The Company uses a discounted cash flow methodology where the respective quantitative allowance for each segment is measured by comparing the present value of expected principal and interest cash flows projected using an econometric, probability of default (PD) and loss given default (LGD) modeling methodology to the amortized cost. The Company uses regression models to develop the PD and LGD, which are derived from historical credit loss experience for both the Company and class segment-specific selected peers, that incorporate multiple weighted external economic forecasts for the economic variables over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to long-term average economic variables over a reversion period on a straight-line basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level stated interest rate. After quantitative considerations, the Company applies additional qualitative adjustments, including the effects of limitations inherent in the quantitative model, so that the collective ACL is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions including portfolio segmentation, the external economic forecasts and economic variables, and the related weighting of the forecasts, the reasonable and supportable forecast periods, the composition of the peer group and the period from which historical Company and peer experience was used, (2) the expected prepayments assumption, and (3) the qualitative adjustments and their significant assumptions, including the effects of limitations inherent in the quantitative model. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans estimate, including controls over the:
•	development of the collective ACL on loans methodology
•	development of the PD and LGD models
•	performance monitoring of the PD and LGD models
•	identification and determination of the expected prepayments assumption and the significant assumptions used in the PD and LGD models
•	development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments
•	analysis of the collective ACL on loans results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL on loans estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•	evaluating the Company’s collective ACL on loans methodology for compliance with U.S. generally accepted accounting principles
•
evaluating judgments made by the Company relative to the development and performance monitoring of the PD and LGD models, by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•	assessing the conceptual soundness and performance testing of the PD and LGD models, by inspecting the model documentation to determine whether the models are suitable for their intended use
•	evaluating the expected prepayments assumption by comparing to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•	evaluating the economic forecasts through comparison to publicly available forecasts
•	assessing the weighting of the economic forecasts by comparing it to the Company’s business environment and relevant industry practices
•
evaluating the length of the period from which historical Company and peer experience was used and the reasonable and supportable forecast period by comparing them to specific portfolio risk characteristics and trends

•	assessing the composition of the peer group by comparing to Company and specific portfolio risk characteristics
•	determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•
evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL on loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL on loans by evaluating the:
•	cumulative results of the audit procedures
•	qualitative aspects of the Company’s accounting practices
•	potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1987.

Albany, New York
March 1, 2021

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2020	2019
(In thousands except share and per share data)
Assets
Cash and due from banks	$159,995	$170,595
Short-term interest bearing accounts	512,686	46,248
Equity securities, at fair value	30,737	27,771
Securities available for sale, at fair value	1,348,698	975,340
Securities held to maturity (fair value $636,827 and $641,262, respectively)	616,560	630,074
Federal Reserve and Federal Home Loan Bank stock	27,353	44,620
Loans held for sale	1,119	11,731
Loans	7,498,885	7,136,098
Less allowance for loan losses (1)	110,000	72,965
Net loans	$7,388,885	$7,063,133
Premises and equipment, net	74,206	75,631
Goodwill	280,541	274,769
Intangible assets, net	11,735	12,020
Bank owned life insurance	186,434	181,748
Other assets	293,957	202,245
Total assets	$10,932,906	$9,715,925
Liabilities
Demand (noninterest bearing)	$3,241,123	$2,414,383
Savings, NOW and money market	5,207,090	4,312,244
Time	633,479	861,193
Total deposits	$9,081,692	$7,587,820
Short-term borrowings	168,386	655,275
Long-term debt	39,097	64,211
Subordinated debt, net	98,052	-
Junior subordinated debt	101,196	101,196
Other liabilities	256,865	187,026
Total liabilities	$9,745,288	$8,595,528
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at December 31, 2020 and 2019	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at December 31, 2020 and 2019, issued 49,651,493 at December 31, 2020 and 2019	497	497
Additional paid-in-capital	578,082	576,708
Retained earnings	749,056	696,214
Accumulated other comprehensive income (loss)	417	(19,026)
Common stock in treasury, at cost, 6,022,399 and 5,854,882 shares at December 31, 2020 and 2019, respectively	(140,434)	(133,996)
Total stockholders’ equity	$1,187,618	$1,120,397
Total liabilities and stockholders’ equity	$10,932,906	$9,715,925

(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2020	2019	2018
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$307,859	$321,474	$300,827
Securities available for sale	22,434	23,303	26,920
Securities held to maturity	15,283	19,105	13,242
Other	2,706	3,652	3,266
Total interest, fee and dividend income	$348,282	$367,534	$344,255
Interest expense
Deposits	$22,070	$39,986	$22,144
Short-term borrowings	3,408	9,693	10,552
Long-term debt	1,553	1,875	1,790
Subordinated debt	2,842	-	-
Junior subordinated debt	2,731	4,425	4,140
Total interest expense	$32,604	$55,979	$38,626
Net interest income	$315,678	$311,555	$305,629
Provision for loan losses (1)	51,134	25,412	28,828
Net interest income after provision for loan losses	$264,544	$286,143	$276,801
Noninterest income
Service charges on deposit accounts	$13,201	$17,151	$17,224
ATM and debit card fees	25,960	23,893	22,699
Retirement plan administration fees	35,851	30,388	26,992
Wealth management	29,247	28,400	28,747
Insurance	14,757	15,770	15,122
Bank owned life insurance	5,743	5,355	5,091
Net securities (losses) gains	(388)	4,213	(6,341)
Other	21,905	18,853	15,228
Total noninterest income	$146,276	$144,023	$124,762
Noninterest expense
Salaries and employee benefits	$161,934	$156,867	$151,685
Occupancy	21,634	22,706	22,318
Data processing and communications	16,527	18,318	17,652
Professional fees and outside services	15,082	14,785	14,376
Equipment	19,889	18,583	17,037
Office supplies and postage	6,138	6,579	6,204
FDIC expenses	2,688	1,946	4,651
Advertising	2,288	2,773	2,782
Amortization of intangible assets	3,395	3,579	4,042
Loan collection and other real estate owned, net	3,295	4,158	4,217
Other	24,863	24,440	19,597
Total noninterest expense	$277,733	$274,734	$264,561
Income before income tax expense	$133,087	$155,432	$137,002
Income tax expense	28,699	34,411	24,436
Net income	$104,388	$121,021	$112,566
Earnings per share
Basic	$2.39	$2.76	$2.58
Diluted	$2.37	$2.74	$2.56

(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019	2018
(In thousands)
Net income	$104,388	$121,021	$112,566
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$23,204	$25,836	$(11,985)
Tax effect	(5,800)	(6,459)	2,996
Unrealized net holding gains (losses) arising during the period, net	$17,404	$19,377	$(8,989)

Reclassification adjustment for net (gains) losses in net income, gross	$(3)	$79	$6,622
Tax effect	1	(20)	(1,655)
Reclassification adjustment for net (gains) losses in net income, net	$(2)	$59	$4,967

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$644	$737	$688
Tax effect	(161)	(184)	(172)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$483	$553	$516

Total securities available for sale, net	$17,885	$19,989	$(3,506)

Cash flow hedges:
Unrealized (losses) gains on derivatives (cash flow hedges), gross	$(275)	$(459)	$1,218
Tax effect	69	115	(304)
Unrealized (losses) gains on derivatives (cash flow hedges), net	$(206)	$(344)	$914

Reclassification of net unrealized losses (gains) on cash flow hedges to interest (income), gross	$296	$(2,012)	$(2,300)
Tax effect	(74)	503	575
Reclassification of net unrealized losses (gains) on cash flow hedges to interest (income), net	$222	$(1,509)	$(1,725)

Total cash flow hedges, net	$16	$(1,853)	$(811)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$1,627	$2,686	$1,145
Tax effect	(407)	(672)	(286)
Amortization of prior service cost and actuarial losses, net	$1,220	$2,014	$859

Decrease (increase) in unrecognized actuarial loss, gross	$429	$5,331	$(12,457)
Tax effect	(107)	(1,333)	3,038
Decrease (increase) in unrecognized actuarial loss, net	$322	$3,998	$(9,419)

Total pension and other benefits, net	$1,542	$6,012	$(8,560)

Total other comprehensive income (loss)	$19,443	$24,148	$(12,877)
Comprehensive income	$123,831	$145,169	$99,689

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2017	$497	$574,209	$543,713	$(22,077)	$(138,165)	$958,177
Net income	-	-	112,566	-	-	112,566
Cumulative effect adjustment for ASU 2016-01 implementation	-	-	2,618	(2,645)	-	(27)
Cumulative effect adjustment for ASU 2018-02 implementation	-	-	5,575	(5,575)	-	-
Cash dividends - $0.99 per share	-	-	(43,269)	-	-	(43,269)
Net issuance of 130,157 shares to employee and other stock plans	-	(2,679)	-	-	2,082	(597)
Stock-based compensation	-	3,936	-	-	-	3,936
Other comprehensive (loss)	-	-	-	(12,877)	-	(12,877)
Balance at December 31, 2018	$497	$575,466	$621,203	$(43,174)	$(136,083)	$1,017,909
Net income	-	-	121,021	-	-	121,021
Cash dividends - $1.05 per share	-	-	(46,010)	-	-	(46,010)
Net issuance of 123,645 shares to employee and other stock plans	-	(2,968)	-	-	2,087	(881)
Stock-based compensation	-	4,210	-	-	-	4,210
Other comprehensive income	-	-	-	24,148	-	24,148
Balance at December 31, 2019	$497	$576,708	$696,214	$(19,026)	$(133,996)	$1,120,397
Net income	-	-	104,388	-	-	104,388
Cash dividends - $1.08 per share	-	-	(47,207)	-	-	(47,207)
Cumulative effect adjustment for ASU 2016-13 implementation	-	-	(4,339)	-	-	(4,339)
Purchase of 263,507 treasury shares	-	-	-	-	(7,980)	(7,980)
Net issuance of 95,990 shares to employee and other stock plans	-	(3,207)	-	-	1,542	(1,665)
Stock-based compensation	-	4,581	-	-	-	4,581
Other comprehensive income	-	-	-	19,443	-	19,443
Balance at December 31, 2020	$497	$578,082	$749,056	$417	$(140,434)	$1,187,618

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
(In thousands)
Operating activities
Net income	$104,388	$121,021	$112,566
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	51,134	25,412	28,828
Depreciation and amortization of premises and equipment	9,772	9,497	9,280
Net amortization on securities	4,369	3,375	4,007
Amortization of intangible assets	3,395	3,579	4,042
Amortization of operating lease right-of-use assets	7,382	7,239	-
Excess tax benefit on stock-based compensation	(181)	(409)	(543)
Stock-based compensation expense	4,581	4,210	3,936
Bank owned life insurance income	(5,743)	(5,355)	(5,091)
Amortization of subordinated debt issuance costs	230	-	-
Proceeds from sale of loans held for sale	168,707	175,829	102,547
Originations of loans held for sale	(158,279)	(181,261)	(108,070)
Net gains on sales of loans held for sale	(1,989)	(786)	(286)
Net security losses (gains)	388	(4,213)	6,341
Net (gains) losses on sale of other real estate owned	(96)	227	(230)
Lease termination loss	4,284	1,872	-
Net change in other assets and other liabilities	(49,930)	(6,774)	(9,554)
Net cash provided by operating activities	$142,412	$153,463	$147,773
Investing activities
Net cash used in acquisitions	$(3,899)	$-	$(7,884)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	336,410	273,578	259,446
Proceeds from sales	-	26,203	101,315
Purchases	(689,932)	(252,963)	(132,448)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	243,136	223,733	100,738
Proceeds from sales	996	-	-
Purchases	(230,951)	(70,660)	(400,602)
Equity securities:
Proceeds from calls	2,000	-	-
Proceeds from sales	-	3,966	3,318
Purchases	-	(93)	(2)
Other:
Net increase in loans	(378,765)	(272,698)	(331,166)
Proceeds from Federal Home Loan Bank stock redemption	63,305	182,752	246,844
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(46,038)	(174,143)	(253,367)
Proceeds from settlement of bank owned life insurance	1,057	1,086	-
Purchases of premises and equipment, net	(8,157)	(6,647)	(7,402)
Proceeds from sales of other real estate owned	1,113	1,543	3,591
Net cash used in investing activities	$(709,725)	$(64,343)	$(417,619)
Financing activities
Net increase in deposits	$1,493,872	$219,609	$197,575
Net (decrease) increase in short-term borrowings	(486,889)	(216,421)	152,573
Proceeds from issuance of subordinated debt	100,000	-	-
Payment of subordinated debt issuance costs	(2,178)	-	-
Proceeds from issuance of long-term debt	-	10,598	25,000
Repayments of long-term debt	(25,114)	(20,111)	(40,145)
Proceeds from the issuance of shares to employee and other stock plans	184	725	1,296
Cash paid by employer for tax-withholding on stock issuance	(1,537)	(1,622)	(1,893)
Purchase of treasury stock	(7,980)	-	-
Cash dividends	(47,207)	(46,010)	(43,269)
Net cash provided by (used in) financing activities	$1,023,151	$(53,232)	$291,137
Net increase in cash and cash equivalents	$455,838	$35,888	$21,291
Cash and cash equivalents at beginning of year	216,843	180,955	159,664
Cash and cash equivalents at end of year	$672,681	$216,843	$180,955

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$31,692	$55,908	$36,691
Income taxes paid, net of refund	45,790	28,374	31,898
Noncash investing activities:
Loans transferred to other real estate owned	$1,017	$787	$1,273
Acquisitions:
Fair value of assets acquired	$3,328	$-	$6,274

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

1.          Summary of Significant Accounting Policies

The accounting and reporting policies of NBT Bancorp Inc. (“NBT Bancorp”) and its subsidiaries, NBT Bank, National Association (“NBT Bank” or the “Bank”), NBT Financial Services, Inc. and NBT Holdings, Inc., conform, in all material respects, with  generally accepted accounting principles in the United States of America (“GAAP”) and to general practices within the banking industry. Collectively, NBT Bancorp and its subsidiaries are referred to herein as (“the Company”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such estimates could be material to the financial statements.

Estimates associated with the allowance for credit losses, provision for income taxes, pension accounting, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company’s wholly-owned subsidiaries CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

Segment Reporting

The Company’s operations are primarily in the community banking industry and include the provision of traditional banking services. The Company also provides other services through its subsidiaries such as insurance, retirement plan administration and trust administration. The Company operates solely in the geographical regions of central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, Vermont, the southern coastal Maine area and now entering central Connecticut. The Company has no reportable operating segments.

Cash Equivalents

The Company considers amounts due from correspondent banks, cash items in process of collection and institutional money market mutual funds to be cash equivalents for purposes of the consolidated statements of cash flows.

Securities

The Company classifies its securities at date of purchase as either held to maturity (“HTM”), available for sale (“AFS”) or equity. HTM debt securities are those that the Company has the ability and intent to hold until maturity. AFS debt securities are securities that are not classified as HTM. AFS securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on AFS securities are excluded from earnings and are reported in the consolidated statements of changes in stockholders’ equity and the consolidated statements of comprehensive income as a component of accumulated other comprehensive income or loss (“AOCI”). HTM securities are recorded at amortized cost. Equity securities are recorded at fair value, with net unrealized gains and losses recognized in income. Transfers of securities between categories are recorded at fair value at the date of transfer. Non-marketable equity securities are carried at cost. Equity securities without readily determinable fair values are carried at cost. The Company performs a qualitative assessment to determine whether investments are impaired. Downward or upward adjustments are recognized through the income statement.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

Allowance for Credit Losses –HTM Debt Securities

With respect to its HTM debt securities, the Company is required to utilize the Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) approach to estimate expected credit losses. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, such as (as applicable): internal or external (third-party) credit score or credit ratings, risk ratings or classification, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or expected credit loss patterns, and reasonable and supportable forecast periods. Management classifies the HTM portfolio into the following major security types: U.S. government agency or U.S. government sponsored mortgage backed and collateralized mortgage obligations securities, and state and municipal debt securities.

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

State and municipal bonds carry a Moody’s rating of A to AAA. In addition, the Company has a limited amount of New York state local municipal bonds that are not rated. The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and considers historical credit loss information, current conditions and reasonable and supportable forecasts. Given the rarity of municipal defaults and losses, the Company utilized Moody’s Municipal Loss Forecast Model as the sole source of municipal default and loss rates which provides decades of data across all municipal sectors and geographies. As with the loan portfolio, cash flows are forecast over a 6-quarter period under various weighted economic conditions, with a reversion to long-term average economic conditions over a 4-quarter period on a straight-line basis. Management may exercise discretion to make adjustments based on environmental factors. As of December 31, 2020, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded.

Allowance for Credit Losses –AFS Debt Securities

The impairment model for AFS debt securities differs from the CECL approach utilized for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows should be estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Prior to the adoption of CECL on January 1, 2020, declines in the fair value of AFS and HTM securities below their amortized cost, less any current period credit loss, that are deemed to be other-than-temporary were reflected in earnings as realized losses, or in other comprehensive income (“OCI”).

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

For all loan classes within the Company’s loan portfolio, loans are placed on nonaccrual status when timely collection of principal and/or interest in accordance with contractual terms is in doubt. Loans are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for credit losses.

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

A loan is considered to be a troubled debt restructuring (“TDR”) when the Company grants a concession to the borrower because of the borrower’s financial condition that the Company would not otherwise consider. Such concessions generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a temporary reduction in the interest rate; or a change in scheduled payment amount. TDR loans are nonaccrual loans; however, they can be returned to accrual status after a period of performance, generally evidenced by six months of compliance with their modified terms.

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring as defined by GAAP. To be eligible, each loan modification must be (1) related to the coronavirus (“COVID-19”) pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013. Accordingly, the Company is offering modifications made in response to COVID-19 to borrowers who were current and otherwise not past due in accordance with the criteria stated in Section 4013. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. Accordingly, the Company did not account for such loan modifications as TDRs. As of December 31, 2020, there were $110.8 million in loans in modification programs related to COVID-19. On December 27, 2020, the Consolidated Appropriations Act amended section 2014 of the CARES Act extending the exemption of qualified loan modifications from classification as a troubled debt restructuring as defined by GAAP to the earlier of January 1, 2022, or 60 days after the National Emergency concerning COVID-19 ends.

Allowance for Credit Losses - Loans

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

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Upon adoption of CECL, management revised the manner in which loans were pooled for similar risk characteristics. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined or subsegmented as needed to ensure loans of similar risk profiles are appropriately pooled.

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

Paycheck Protection Program (“PPP”) – Section 1102 of the CARES Ac) created the Paycheck Protection Program, a program administered by the Small Business Administration (the “SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. The Company has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for six months of the loan. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020, or as long as the appropriated funding was available. No collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees. The Company began accepting applications from qualified borrowers on April 3, 2020 and as of December 31, 2020 processed approximately 3,000 loans totaling over $548 million in relief. On December 27, 2020, President Trump signed into law the Consolidated Appropriation Act (“CAA”). The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. The Company is participating in the CAA’s second round of PPP lending beginning in January 2021.

Commercial Real Estate (“CRE”) – The Company offers CRE loans to finance real estate purchases, refinancing’s, expansions and improvements to commercial and agricultural properties. CRE loans are loans that are secured by liens on real estate, which may include both owner-occupied and nonowner-occupied properties, such as apartments, commercial structures, health care facilities and other facilities. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property. Government loan guarantees may be obtained to provide further support for agricultural property.

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

The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, discounted PD/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to multiple, probabilistically weighted external economic forecasts. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level stated interest rate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Allowance for Loan Losses – Incurred Loss Method

Prior to the adoption of CECL on January 1, 2020, the Company calculated the allowance for loan losses using the incurred loss method whereby the allowance represented management’s estimate of probable incurred losses inherent in the current loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, additions and reductions of the allowance for loan losses may fluctuate from one reporting period to another based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. The evaluation of the various components of the allowance for loan losses requires considerable judgment in order to estimate inherent loss exposures.

Historical loss rates are first applied to pools of loans with similar risk characteristics. Each segment has a distinct set of risk characteristics monitored by management. Unique characteristics such as borrower type, loan type, collateral type and risk characteristics define each class segment. The Company further assess and monitor risk and performance at a more disaggregated level, which includes our internal risk grading system for the Commercial segments. Under the incurred loss method, the loan portfolio was segmented into the Commercial, Consumer and Residential Real Estate portfolio segments. The Commercial segment was further pooled into three classes: Commercial and Industrial, Commercial Real Estate and Business Banking. The Consumer segment was further pooled into three classes: Indirect Auto, Specialty Lending and Direct. Those segments were further segregated between our loans accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired in a business combination (referred to as “acquired” loans).

Loss rates are calculated by historical charge-offs that have occurred within each pool of loans over the lookback period (“LBP”), multiplied by the loss emergence period (“LEP”). The LBP represents the historical data period utilized to calculate loss rates. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers are better able to delay loss confirmation after a potential loss event has occurred. In conjunction with our annual review of the allowance for loan loss assumptions, the Company updates our study of LEPs for each portfolio segment using our loan charge-off history.

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

The allowance for loan losses related to impaired loans specifically allocated for impairment is based on discounted expected cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (“collateral dependent”). The Company’s impaired loans, if any, are generally collateral dependent. The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

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

Leases

The Company determines if a lease is present at the inception of an agreement. Right-of-use (“ROU”) assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets and operating lease liabilities, are included in other assets and other liabilities, respectively, on the consolidated balance sheets. Leases with original terms of 12 months or less are recognized in profit or loss on a straight-line basis over the lease term.

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in the consolidated statements of income.

When the Company purchases or sells a portion of a commercial loan that has an existing interest rate swap, it may enter into a risk participation agreement to provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions. Any fee paid to the Company under a risk participation agreement is in consideration of the credit risk of the counterparties and is recognized in the income statement. Credit risk on the risk participation agreements is determined after considering the risk rating, probability of default and loss given default of the counterparties.

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

Other Financial Instruments

The Company is a party to certain instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit, standby letter of credit and certain agricultural real estate loans sold to investors with recourse. The Company’s policy is to record such instruments when funded.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers. Under the standby letters of credit, the Company is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit typically have one year expirations with an option to renew upon annual review. The Company typically receives a fee for these transactions. The fair value of standby letters of credit is recorded upon inception.

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

Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification (“ASC”) Topic 606) (“ASC 606” and “ASU 2014-09”), and all subsequent ASUs that modified ASC 606. The implementation of ASC 606 did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities and certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives and certain credit card fees are also not in scope. ASC 606 is applicable to noninterest revenue streams such as retirement plan administration fees, trust and asset management income, deposit related fees and annuity and insurance commissions; however, the recognition of these revenue streams did not change significantly upon adoption of ASC 606.

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

Wealth Management

Wealth Management revenue primarily is comprised of trust and other financial services revenue. Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts, pensions and other customer assets. The Company’s performance obligation is generally satisfied with the resulting fees recognized monthly, based upon services completed or the month-end market value of the assets under management and the applicable fee rate. Payment is generally received shortly after services are rendered or a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Financial services revenue primarily consists of commissions received on brokered investment product sales. For other financial services revenue, the Company’s performance obligation is generally satisfied upon the issuance of the annuity policy. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company does not earn a significant amount of trailing commission fees on brokered investment product sales. The majority of the trailing commission fees are calculated based on a percentage of market value of a period end and revenue is recognized when an investment product’s market value can be determined.

Insurance Revenue

Insurance and other financial services revenue primarily consists of commissions received on insurance. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation related to insurance sales for both property and casualty insurance and employee benefit plans is generally satisfied upon the later of the issuance or effective date of the policy. The Company earns performance based incentives, commonly known as contingency payments, which usually are based on certain criteria established by the insurance carrier such as premium volume, growth and insured loss ratios. Contingent payments are accrued for based upon management’s expectations for the year. Commission expense associated with sales of insurance products is expensed as incurred. The Company does not earn a significant amount of trailing commission fees on insurance product sales. The majority of the trailing commission fees are calculated based on a percentage of market value of a period end and revenue is recognized when an investment product’s market value can be determined.

Other

Other noninterest income consists of other recurring revenue streams such as account and loan fees, interest rate swap fees, safe deposit box rental fees and other miscellaneous revenue streams. These revenue streams are primarily transactional based and payment is received immediately or in the following month, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Noninterest income
In-Scope of ASC 606:
Service charges on deposit accounts	$13,201	$17,151	$17,224
ATM and debit card fees	25,960	23,893	22,699
Retirement plan administration fees	35,851	30,388	26,992
Wealth management	29,247	28,400	28,747
Insurance	14,757	15,770	15,122
Other	21,905	18,853	15,228
Total noninterest income in-scope of ASC 606	$140,921	$134,455	$126,012
Total noninterest income out-of-scope of ASC 606	$5,355	$9,568	$(1,250)
Total noninterest income	$146,276	$144,023	$124,762

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

Contract Acquisition Costs

ASC 606 requires the capitalization, and subsequently amortization into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company elected the practical expedient, which allows immediate expensing of contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less, and did not capitalize any contract acquisition costs upon adoption of ASC 606 as of or during the year ended December 31, 2020.

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

The Company adopted CECL on January 1, 2020 (“Day 1”) using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $4.3 million as of January 1, 2020 for the cumulative effect of adopting ASC 326. The transition adjustment includes a $3.0 million impact due to the allowance for credit losses on loans, a $2.8 million impact due to the allowance for credit losses on off-balance sheet credit exposure, and a $1.5 million impact to the deferred tax asset. The Company did not record an allowance for HTM debt securities on January 1, 2020 as the amount of credit risk was deemed immaterial. The Company did not record an allowance for credit losses on its AFS debt securities under the newly codified AFS debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of loss is minimal. Refer to Note 4 Securities and Note 6 Allowance for Credit Losses and Credit Quality of Loans to the Company’s consolidated financial statements included in this Form 10-K for more information.

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

On March 22, 2020, a statement was issued by the Company’s banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the recent COVID-19 pandemic. Additionally, Section 4013 of the CARES Act, which was enacted on March 27, 2020, further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring as defined by GAAP. To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013. Accordingly, the Company is offering modifications made in response to COVID-19 to borrowers who were current and otherwise not past due in accordance with the criteria stated in Section 4013. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. Accordingly, the Company did not account for such loan modifications as TDRs. As of December 31, 2020, there were $110.8 million in loans in modification programs related to COVID-19. On December 27, 2020, the Consolidated Appropriations Act amended section 2014 of the CARES Act extending the exemption of qualified loan modifications from classification as a troubled debt restructuring as defined by GAAP to the earlier of January 1, 2022, or 60 days after the National Emergency concerning COVID-19 ends.

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

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20), provides changes to the disclosure requirements for defined benefit plans. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments are a result of the disclosure framework project that focuses on improvements to the effectiveness of disclosures in the notes to financial statements. The amendments remove and add certain disclosure requirements. The disclosure requirements being removed relating to public companies are: (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, (2) the amount and timing of plan assets expected to be returned to the employer, (3) the 2001 disclosure requirement relating to Japanese Welfare Pension Insurance Law, (4) related party disclosures about the amount of future annual benefits covered by insurance, and (5) the effects of a one-percentage-point change in assumed health care cost trends on the benefit cost and obligation. The disclosure requirements being added relating to public companies are (1) the weighted-average interest crediting rates for cash balance plans, and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. ASU 2018-14 is effective for the Company on January 1, 2021 and early adoption is permitted. The Company adopted the provisions of ASU 2018-14 as of December 31, 2020 and it did not have a material impact on its disclosures to the consolidated financial statements.

Accounting Standards Issued Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of ASC 848 and clarifies some of its guidance. The ASU and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the London Interbank Offered Rate (“LIBOR”) or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements and does not expect it will have a material impact on the consolidated financial statements.

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

3.	Acquisitions

In 2020, the Company acquired Alliance Benefit Group of Illinois, Inc. for a total consideration of $9.1 million. As part of the acquisition, the Company recorded goodwill of $5.8 million and $5.1 million contingent consideration recorded in other liabilities on the consolidated balance sheet as of December 31, 2020.

In 2018, the Company acquired Retirement Plan Services, LLC for a total consideration of $13.0 million. As part of the acquisition, the Company recorded goodwill of $6.7 million and $5.1 million contingent consideration recorded in other liabilities on the consolidated balance sheet as of December 31, 2018.

The operating results of acquired companies are included in the consolidated results after the dates of acquisition.

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2020
Federal agency	$245,590	$59	$2,052	$243,597
State & municipal	42,550	630	-	43,180
Mortgage-backed:
Government-sponsored enterprises	521,448	17,079	22	538,505
U.S. government agency securities	55,049	2,332	47	57,334
Collateralized mortgage obligations:
Government-sponsored enterprises	311,710	7,549	58	319,201
U.S. government agency securities	114,864	3,739	-	118,603
Corporate	27,500	778	-	28,278
Total AFS securities	$1,318,711	$32,166	$2,179	$1,348,698
As of December 31, 2019
Federal agency	$34,998	$3	$243	$34,758
State & municipal	2,533	-	20	2,513
Mortgage-backed:
Government-sponsored enterprises	453,614	4,982	239	458,357
U.S. government securities	44,758	667	156	45,269
Collateralized mortgage obligations:
Government-sponsored enterprises	328,499	1,949	467	329,981
U.S. government securities	104,152	718	408	104,462
Total AFS securities	$968,554	$8,319	$1,533	$975,340

There was no allowance for credit losses on AFS securities as of the year ending December 31, 2020.

The components of net realized gains (losses) on AFS securities are as follows. These amounts were reclassified out of AOCI and into earnings.

	Years Ended December 31,
(In thousands)	2020	2019	2018
Gross realized gains	$3	$73	$-
Gross realized (losses)	-	(152)	(6,622)
Net AFS realized gains (losses)	$3	$(79)	$(6,622)

Included in net realized gains (losses) on AFS securities, the Company recorded gains from calls of approximately $3 thousand for the year ended December 31, 2020, $25 thousand for the year ended December 31, 2019 and none for the year ended December 31, 2018.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2020
Federal agency	$100,000	$-	$1,658	$98,342
Mortgage-backed:
Government-sponsored enterprises	107,914	4,583	-	112,497
U.S. government agency securities	11,533	979	-	12,512
Collateralized mortgage obligations:
Government-sponsored enterprises	103,105	4,477	-	107,582
U.S. government agency securities	79,145	3,950	-	83,095
State & municipal	214,863	7,953	17	222,799
Total HTM securities	$616,560	$21,942	$1,675	$636,827
As of December 31, 2019
Mortgage-backed:
Government-sponsored enterprises	$149,448	$3,184	$155	$152,477
U.S. government agency securities	13,667	584	-	14,251
Collateralized mortgage obligations:
Government-sponsored enterprises	189,402	2,165	368	191,199
U.S. government agency securities	110,498	3,256	100	113,654
State & municipal	167,059	2,628	6	169,681
Total HTM securities	$630,074	$11,817	$629	$641,262

At December 31, 2020 and 2019, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and Government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of December 31, 2020.

Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $24 thousand for the year ended December 31, 2020 and approximately $12 thousand for the year ended December 31, 2019. There were no recorded gains from calls on HTM securities included in the net realizes gains (losses) for the year ended December 31, 2018.

During the year ended December 31, 2020, the Company sold HTM securities with an amortized cost of $1.0 million and resulted in a realized loss of $1 thousand. Due to significant deterioration in the creditworthiness of the issuer of the HTM securities, the circumstances caused the Company to change its intent to hold the HTM securities sold to maturity, which did not affect the Company’s intent to hold the remainder of the HTM portfolio to maturity. There were no sales of HTM securities in the years ended December 31, 2019 and 2018.

AFS and HTM securities with amortized costs totaling $1.4 billion at December 31, 2020 and $1.3 billion at December 31, 2019 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2020 and 2019, AFS and HTM securities with an amortized cost of $305.2 million and $189.8 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Years Ended December 31,
(In thousands)	2020	2019
Net (losses) and gains recognized on equity securities	$(414)	$4,280
Less: Net gains recognized during the period on equity securities sold during the period	-	3,966
Unrealized (losses) and gains recognized on equity securities still held	$(414)	$314

Included in the net realized gains and (losses) recognized on equity securities during the year ended December 31, 2019, the Company recorded a $4.0 million gain from the sale of Visa Class B common stock, which had no readily determinable fair value at the time of the sale. As of December 31, 2020 and 2019 the carrying value of equity securities without readily determinable fair values was $2.0 million and $4.0 million, respectively. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of December 31, 2020 and 2019. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the years ended December 31, 2020 and 2019.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2020:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$438	$449
From one to five years	21,476	22,324
From five to ten years	545,330	551,215
After ten years	751,467	774,710
Total AFS debt securities	$1,318,711	$1,348,698
HTM debt securities:
Within one year	$18,088	$18,104
From one to five years	58,963	60,483
From five to ten years	231,927	237,275
After ten years	307,582	320,965
Total HTM debt securities	$616,560	$636,827

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities and Government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2020 and 2019.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded at December 31, 2020, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of December 31, 2020
AFS securities:
Federal agency	$148,537	$(2,052)	10	$-	$-	-	$148,537	$(2,052)	10
Mortgage-backed	47,269	(60)	3	800	(9)	4	48,069	(69)	7
Collateralized mortgage obligations	17,837	(58)	6	-	-	-	17,837	(58)	6
Total securities with unrealized losses	$213,643	$(2,170)	19	$800	$(9)	4	$214,443	$(2,179)	23

HTM securities:
Federal agency	$98,342	$(1,658)	4	$-	$-	-	$98,342	$(1,658)	4
State & municipal	4,805	(17)	5	-	-	-	4,805	(17)	5
Total securities with unrealized losses	$103,147	$(1,675)	9	$-	$-	-	$103,147	$(1,675)	9

As of December 31, 2019
AFS securities:
Federal agency	$14,891	$(109)	2	$9,866	$(134)	1	$24,757	$(243)	3
State & municipal	2,503	(20)	1	-	-	-	2,503	(20)	1
Mortgage-backed	67,986	(273)	21	37,745	(122)	16	105,731	(395)	37
Collateralized mortgage obligations	113,121	(316)	24	49,632	(559)	17	162,753	(875)	41
Total securities with unrealized losses	$198,501	$(718)	48	$97,243	$(815)	34	$295,744	$(1,533)	82

HTM securities:
Mortgage-backed	$-	$-	-	$25,370	$(155)	2	$25,370	$(155)	2
Collateralized mortgage obligations	18,040	(181)	3	22,389	(287)	5	40,429	(468)	8
State & municipal	2,257	(6)	4	-	-	-	2,257	(6)	4
Total securities with unrealized losses	$20,297	$(187)	7	$47,759	$(442)	7	$68,056	$(629)	14

The Company does not believe the AFS securities that were in an unrealized loss position as of December 31, 2020, which consisted of 23 individual securities, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of December 31, 2020, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. AIR on AFS debt securities totaled $3.3 million at December 31, 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

None of the bank’s HTM debt securities were past due or on nonaccrual status as of the year ended December 31, 2020. There was no accrued interest reversed against interest income for the year ended December 31, 2020 as all securities remained on accrual status. In addition, there were no collateral dependent HTM debt securities as of year ended December 31, 2020. 65% of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk-free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2020. The remaining HTM debt securities at December 31, 2020 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the CECL approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of December 31, 2020. AIR on HTM debt securities totaled $2.7 million at December 31, 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

5.          Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2020	2019
Commercial	$1,267,679	$1,302,209
Commercial Real Estate	2,380,358	2,142,057
Paycheck Protection Program	430,810	-
Residential Real Estate	1,466,662	1,445,156
Indirect Auto	931,286	1,193,635
Specialty Lending	579,644	542,063
Home Equity	387,974	444,082
Other Consumer	54,472	66,896
Total loans	$7,498,885	$7,136,098

Included in the above loans are net deferred loan origination costs totaling $9.4 million and $35.3 million at December 31, 2020 and 2019, respectively. The Company had $1.1 million residential loans held for sale as of December 31, 2020. The Company had $11.5 million of residential loans held for sale as of December 31, 2019.

The total amount of loans serviced by the Company for unrelated third parties was $614.5 million and $612.3 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company had $1.3 million and $0.8 million, respectively, of mortgage servicing rights.

At December 31, 2020 and 2019, the Company serviced $25.7 million and $25.6 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2020 and 2019.

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

(In thousands)	2020	2019
Balance at January 1	$2,166	$1,638
New loans	1,524	587
Adjustment due to change in composition of related parties	2,448	389
Repayments	(202)	(448)
Balance at December 31	$5,936	$2,166

6.          Allowance for Credit Losses and Credit Quality of Loans

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the Company’s January 1, 2020 adoption of CECL resulted in a significant change to our methodology for estimating the allowance for credit losses since December 31, 2019. Portfolio segmentation has been redefined under CECL and therefore prior year tables are presented separately.

The Day 1 increase in the allowance for credit loss on loans relating to adoption of ASU 2016-13 was $3.0 million, which decreased retained earnings by $2.3 million and increased the deferred tax asset by $0.7 million.

There were no loans purchased with credit deterioration during the year ended December 31, 2020. During 2020, the Company purchased $51.9 million of consumer loans at a 1% discount. The allowance for credit losses recorded for these loans on the purchase date was $3.6 million. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $23.7 million at December 31, 2020 and was included in the allowance for loan credit losses to estimate the impact of accrued interest receivable related to loans with modifications due to the pandemic as the length of time between interest recognition and the write-off of uncollectible interest could exceed 120 days, exempting these loans from our policy election for accrued interest receivable. The estimated allowance for credit losses related to AIR at December 31, 2020 was $0.6 million.

The Day 1 and December 31, 2020 allowance for credit losses calculation incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverted to long-term economic conditions over a 4-quarter reversion period on a straight-line basis.

The quantitative model as of December 31, 2020 incorporated a baseline economic outlook, along with alternative upside and downside scenarios sourced from a reputable third-party to accommodate other potential economic conditions in the model. The baseline outlook reflected an unemployment rate environment above pre-COVID-19 levels for the entire forecast period, though steadily improving, before returning to low single digits by the end of 2023. Northeast GDP’s annual growth was expected to start 2021 in the low to mid-single digits, with a peak growth rate of 8% in the fourth quarter of 2021 and steadily falling back down to normalized levels through 2023 and 2024. Other utilized economic variables show improvement in their respective forecasts, namely business output. Key assumptions in the baseline economic outlook included an additional stimulus package passed at the same timing and a comparable level to that of the actual $900 billion COVID-19 relief package passed in December 2020 along with no significant secondary surge in COVID-19 cases or pandemic-related business closures. The alternative downside scenario assumed deteriorated economic and epidemiological conditions from the baseline outlook. In the same way, the alternative upside scenario assumed a faster economic recovery and more effective management of the COVID-19 virus from the baseline outlook. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2020. Additional adjustments were made for COVID-19 related factors not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus in 2020, including direct payments to individuals, increased unemployment benefits, the Company’s loan deferral and modification initiatives and various government-sponsored loan programs. The commercial & industrial and consumer segment models were based upon percent change in unemployment with modeled values as of December 31, 2020 well outside the observed historical experience. Therefore, adjustments were required to produce outputs more aligned with default expectations given the forecast economic environment. Additionally, the Company identified a slightly higher level of criticized and classified loans during 2020 than those contemplated by the model during similar economic conditions in the past for which an adjustment was made for estimated expected additional losses above modeled output. These factors were considered through a separate quantitative process and incorporated into the estimate for allowance for credit losses at December 31, 2020.

The allowance for credit losses totaled $110.0 million at December 31, 2020, compared to $73.0 million at December 31, 2019. The allowance for credit losses as a percentage of loans was 1.47% at December 31, 2020, compared to 1.02% at December 31, 2019. The increase in the allowance for credit losses from January 1, 2020 to December 31, 2020 was primarily due to the deteriorated economic forecast due to the COVID-19 pandemic.

The provision for loan losses was $51.1 million for the twelve months ended December 31, 2020, compared to $25.4 million for the twelve months ended December 31, 2019. The increase to provision expense was driven by the deteriorated economic forecast due to the COVID-19 pandemic. The Company expects that with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

The following table illustrate the changes in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of January 1, 2020 (after adoption of ASC 326)	$27,156	$32,122	$16,721	$75,999
Charge-offs	(4,005)	(21,938)	(1,135)	(27,078)
Recoveries	786	8,541	618	9,945
Provision	27,005	19,078	5,051	51,134
Ending Balance as of December 31, 2020	$50,942	$37,803	$21,255	$110,000

The increase in the allowance for credit losses from Day 1 to December 31, 2020 was primarily due to the deterioration of macroeconomic factors surrounding the COVID-19 pandemic.

Individually Evaluated Loans

As of December 31, 2020, there were five relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $15.2 million. The allowance for credit loss was $3.2 million and was determined by an estimate of the fair value of the collateral which consisted of business assets (accounts receivable, inventory and machinery, real estate and equipment). As of Day 1, there were no relationships identified to be evaluated for loss on an individual basis.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2020
Commercial Loans:
C&I	$2,235	$2,394	$23	$4,652	$4,278	$1,116,686	$1,125,616
CRE	682	-	470	1,152	19,971	2,391,162	2,412,285
PPP	-	-	-	-	-	430,810	430,810
Total Commercial Loans	$2,917	$2,394	$493	$5,804	$24,249	$3,938,658	$3,968,711
Consumer Loans:
Auto	$9,125	$1,553	$866	$11,544	$2,730	$877,831	$892,105
Other Consumer	3,711	1,929	1,272	6,912	290	640,952	648,154
Total Consumer Loans	$12,836	$3,482	$2,138	$18,456	$3,020	$1,518,783	$1,540,259
Residential	$2,719	$309	$518	$3,546	$17,378	$1,968,991	$1,989,915
Total Loans	$18,472	$6,185	$3,149	$27,806	$44,647	$7,426,432	$7,498,885

As of December 31, 2020, there were no loans in nonaccrual without an allowance for credit losses.

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

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by vintage as of December 31, 2020:

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
C&I
By Internally Assigned Grade:
Pass	$331,921	$182,329	$91,230	$41,856	$32,625	$32,609	$322,674	$412	$1,035,656
Special Mention	20,064	6,534	5,053	4,702	1,624	2,830	13,614	-	54,421
Substandard	338	6,364	10,219	3,388	791	4,272	9,945	14	35,331
Doubtful	-	-	-	207	-	1	-	-	208
Total C&I	$352,323	$195,227	$106,502	$50,153	$35,040	$39,712	$346,233	$426	$1,125,616

CRE
By Internally Assigned Grade:
Pass	$469,919	$361,187	$256,154	$271,874	$212,197	$383,690	$113,128	$4,034	$2,072,183
Special Mention	2,051	44,034	22,260	55,039	36,830	43,537	1,297	11,524	216,572
Substandard	536	5,307	18,298	15,691	6,018	62,168	1,501	4,642	114,161
Doubtful	-	1,897	-	-	-	7,472	-	-	9,369
Total CRE	$472,506	$412,425	$296,712	$342,604	$255,045	$496,867	$115,926	$20,200	$2,412,285

PPP
By Internally Assigned Grade:
Pass	$430,810	$-	$-	$-	$-	$-	$-	$-	$430,810
Total PPP	$430,810	$-	$-	$-	$-	$-	$-	$-	$430,810

Auto
By Payment Activity:
Performing	$197,881	$314,034	$201,850	$115,977	$45,495	$13,250	$22	$-	$888,509
Nonperforming	359	1,140	1,135	525	437	-	-	-	3,596
Total Auto	$198,240	$315,174	$202,985	$116,502	$45,932	$13,250	$22	$-	$892,105

Other Consumer
By Payment Activity:
Performing	$234,628	$178,411	$127,549	$55,676	$14,255	$17,414	$18,588	$71	$646,592
Nonperforming	339	418	307	265	90	133	10	-	1,562
Total Other Consumer	$234,967	$178,829	$127,856	$55,941	$14,345	$17,547	$18,598	$71	$648,154

Residential
By Payment Activity:
Performing	$237,338	$210,505	$213,437	$182,993	$164,424	$684,495	$268,878	$9,991	$1,972,061
Nonperforming	1,245	659	2,318	2,535	902	10,195	-	-	17,854
Total Residential	$238,583	$211,164	$215,755	$185,528	$165,326	$694,690	$268,878	$9,991	$1,989,915

Total Loans	$1,927,429	$1,312,819	$949,810	$750,728	$515,688	$1,262,066	$749,657	$30,688	$7,498,885

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

As of December 31, 2020, the allowance for losses on unfunded commitments totaled $6.4 million, compared to $0.9 million as of December 31, 2019. Prior to January 1, 2020, the Company calculated the allowance for losses on unfunded commitments using the incurred loss methodology.

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

The Company began offering loan modifications to assist borrowers during the COVID-19 national emergency. The CARES Act, along with a joint agency statement issued by banking regulatory agencies, provides that modifications made in response to COVID-19 do not need to be accounted for as a TDR. The Company evaluated the modification programs provided to its borrowers and has concluded the modifications were generally made in accordance with the CARES Act guidance to borrowers who were in good standing prior to the COVID-19 pandemic and are not required to be designated as TDRs. See Note 2 Recent Accounting Pronouncements for more information.

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Year Ended December 31, 2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Loans:
C&I	1	$22	$22
Total Commercial Loans	1	$22	$22
Consumer Loans:
Auto	1	$44	$44
Total Consumer Loans	1	$44	$44
Residential	35	$2,834	$2,960
Total Troubled Debt Restructurings	37	$2,900	$3,026

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the year:

	Year Ended December 31, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment
Commercial Loans:
C&I	1	$387
CRE	1	168
Total Commercial Loans	2	$555
Consumer Loans:
Auto	1	$6
Total Consumer Loans	1	$6
Residential	61	$3,213
Total Trouble Debt Restructurings	64	$3,774

Allowance for Loan Losses

Prior to the adoption of ASU 2016-13 on January 1, 2020, the Company’s calculated allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of December 31, 2018	$32,759	$37,178	$2,568	$72,505
Charge-offs	(3,151)	(28,398)	(991)	(32,540)
Recoveries	534	6,913	141	7,588
Provision	4,383	19,954	1,075	25,412
Ending Balance as of December 31, 2019	$34,525	$35,647	$2,793	$72,965

Balance as of December 31, 2017	$27,606	$36,830	$5,064	$69,500
Charge-offs	(3,463)	(29,752)	(913)	(34,128)
Recoveries	1,178	6,821	306	8,305
Provision	7,438	23,279	(1,889)	28,828
Ending Balance as of December 31, 2018	$32,759	$37,178	$2,568	$72,505

The following table illustrates the allowance for loan losses and the recorded investment by portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
As of December 31, 2019
Allowance for loan losses	$34,525	$35,647	$2,793	$72,965
Allowance for loans individually evaluated for impairment	-	-	-	-
Allowance for loans collectively evaluated for impairment	$34,525	$35,647	$2,793	$72,965
Ending balance of loans	$3,444,266	$2,246,676	$1,445,156	$7,136,098
Ending balance of originated loans individually evaluated for impairment	3,488	7,044	7,721	18,253
Ending balance of acquired loans collectively evaluated for impairment	115,266	23,733	125,879	264,878
Ending balance of originated loans collectively evaluated for impairment	$3,325,512	$2,215,899	$1,311,556	$6,852,967

The following table sets forth information with regard to past due and nonperforming loans by loan class:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2019
Originated
Commercial Loans:
C&I	$1,227	$-	$-	$1,227	$1,177	$838,502	$840,906
CRE	3,576	-	-	3,576	4,847	1,941,143	1,949,566
Business Banking	794	162	-	956	7,035	530,537	538,528
Total Commercial Loans	$5,597	$162	$-	$5,759	$13,059	$3,310,182	$3,329,000
Consumer Loans:
Indirect Auto	$11,860	$2,108	$1,005	$14,973	$2,175	$1,176,487	$1,193,635
Specialty Lending	3,153	2,087	1,307	6,547	-	535,516	542,063
Direct	2,564	564	478	3,606	2,475	481,164	487,245
Total Consumer Loans	$17,577	$4,759	$2,790	$25,126	$4,650	$2,193,167	$2,222,943
Residential Real Estate	$1,179	$190	$663	$2,032	$5,872	$1,311,373	$1,319,277
Total Originated Loans	$24,353	$5,111	$3,453	$32,917	$23,581	$6,814,722	$6,871,220

Acquired
Commercial Loans:
C&I	$149	$-	$-	$149	$-	$19,215	$19,364
CRE	-	-	-	-	-	60,937	60,937
Business Banking	397	287	-	684	382	33,899	34,965
Total Commercial Loans	$546	$287	$-	$833	$382	$114,051	$115,266
Consumer Loans:
Direct	$136	$58	$-	$194	$105	$23,434	$23,733
Total Consumer Loans	$136	$58	$-	$194	$105	$23,434	$23,733
Residential Real Estate	$575	$20	$264	$859	$1,106	$123,914	$125,879
Total Acquired Loans	$1,257	$365	$264	$1,886	$1,593	$261,399	$264,878

Total Loans	$25,610	$5,476	$3,717	$34,803	$25,174	$7,076,121	$7,136,098

The following table provides information on loans specifically evaluated for impairment:

	December 31, 2019
(In thousands)	Recorded Investment Balance (Book)	Unpaid Principal Balance (Legal)	Related Allowance
Originated
With no related allowance recorded:
Commercial Loans:
C&I	$76	$302
CRE	2,410	2,437	-
Business Banking	1,002	1,443
Total Commercial Loans	$3,488	$4,182
Consumer Loans:
Indirect Auto	$154	$242
Direct	6,862	8,335
Specialty Lending	28	28
Total Consumer Loans	$7,044	$8,605
Residential Real Estate	$7,721	$9,754
Total	$18,253	$22,541

Total Loans	$18,253	$22,541	$-

The following table summarizes the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	December 31, 2019		December 31, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated
Commercial Loans:
C&I	$242	$1	$453	$1
CRE	3,311	123	4,078	128
Business Banking	1,089	24	1,018	26
Total Commercial Loans	$4,642	$148	$5,549	$155
Consumer Loans:
Indirect Auto	$192	$10	$179	$10
Direct	7,387	382	7,922	431
Specialty Lending	7	1	-	-
Total Consumer Loans	$7,586	$393	$8,101	$441
Residential Real Estate	$7,505	$350	$6,779	$305
Total Originated	$19,733	$891	$20,429	$901

Total Loans	$19,733	$891	$20,429	$901

Under the incurred loss method, classified loans, including all TDRs and nonaccrual Commercial loans that are graded Substandard, Doubtful or Loss, with outstanding balances of $1.0 million or more are evaluated for impairment through the Company’s quarterly status review process. In the third quarter of 2019 the threshold for evaluating loans for impairment was increased from $750 thousand. In determining that we will be unable to collect all principal and/or interest payments due in accordance with the contractual terms of the loan agreements, we consider factors such as payment history and changes in the financial condition of individual borrowers, local economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated. For loans that are identified as impaired, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price. These impaired loans are reviewed on a quarterly basis for changes in the level of impairment. Impaired amounts are charged off immediately if such amounts are determined by management to be uncollectable. Any change to the previously recognized impairment loss is recognized as a component of the provision for loan losses.

 The following tables illustrate the Company’s credit quality by loan class:

(In thousands)	As of December 31, 2019
Originated
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$782,763	$1,868,678	$2,651,441
Special Mention	28,380	30,519	58,899
Substandard	29,257	50,369	79,626
Doubtful	506	-	506
Total	$840,906	$1,949,566	$2,790,472

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking	Total
Non-classified	$524,725	$524,725
Classified	13,803	13,803
Total	$538,528	$538,528

Consumer Credit Exposure		Specialty
By Payment Activity:	Indirect Auto	Lending	Direct	Total
Performing	$1,190,455	$540,756	$484,292	$2,215,503
Nonperforming	3,180	1,307	2,953	7,440
Total	$1,193,635	$542,063	$487,245	$2,222,943

Residential Real Estate Credit Exposure	Residential
By Payment Activity:	Real Estate	Total
Performing	$1,312,742	$1,312,742
Nonperforming	6,535	6,535
Total	$1,319,277	$1,319,277

Acquired
Commercial Credit Exposure
By Internally Assigned Grade:	C&I	CRE	Total
Pass	$17,801	$60,545	$78,346
Special Mention	1,269	-	1,269
Substandard	294	392	686
Total	$19,364	$60,937	$80,301

Business Banking Credit Exposure	Business
By Internally Assigned Grade:	Banking	Total
Non-classified	$32,030	$32,030
Classified	2,935	2,935
Total	$34,965	$34,965

Consumer Credit Exposure
By Payment Activity:	Direct	Total
Performing	$23,628	$23,628
Nonperforming	105	105
Total	$23,733	$23,733

Residential Real Estate Credit Exposure	Residential
By Payment Activity:	Real Estate	Total
Performing	$124,509	$124,509
Nonperforming	1,370	1,370
Total	$125,879	$125,879

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

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Year Ended December 31, 2019
(Dollars in thousands)	Number of Contracts	Recorded Investment
Consumer Loans:
Indirect Auto	3	$18
Direct	29	1,385
Total Consumer Loans	32	$1,403
Residential Real Estate	23	$1,203
Total Troubled Debt Restructurings	55	$2,606

7.          Premises, Equipment and Leases

A summary of premises and equipment follows:

	December 31,
(In thousands)	2020	2019
Land, buildings and improvements	$125,002	$121,479
Equipment	55,195	58,431
Premises and equipment before accumulated depreciation	$180,197	$179,910
Accumulated depreciation	105,991	104,279
Total premises and equipment	$74,206	$75,631

Buildings and improvements are depreciated based on useful lives of five to twenty years. Equipment is depreciated based on useful lives of three to ten years.

Operating leases in which we are the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated balance sheets. The Company does not have any significant finance leases in which we are the lessee as of December 31, 2020 and December 31, 2019.

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

Our leases relate primarily to office space and bank branches, and some contain options to renew the lease. These options to renew are generally not considered reasonably certain to exercise, and are therefore not included in the lease term until such time that the option to renew is reasonably certain. As of December 31, 2020, operating lease ROU assets and liabilities were $26.4 million and $32.8 million, respectively. As of December 31, 2019 operating lease ROU assets and liabilities were $34.8 million and $37.3 million, respectively.

The table below summarizes our net lease cost:

	December 31,
(In thousands)	2020	2019
Operating lease cost	$7,382	$7,239
Variable lease cost	2,141	2,231
Short-term lease cost	453	356
Sublease income	(502)	(448)
Total premises and equipment	$9,474	$9,378

The table below show future minimum rental commitments related to non-cancelable operating leases for the next five years and thereafter as of December 31, 2020.

(In thousands)
2021	$7,209
2022	6,339
2023	5,251
2024	4,581
2025	3,411
Thereafter	10,023
Total lease payments	$36,814
Less: interest	(3,990)
Present value of lease liabilities	$32,824

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental information on the consolidated statements of cash flows for operating leases:

	December 31,
(In thousands except for percent and period data)	2020	2019
Weighted average remaining lease term, in years	7.21	7.69
Weighted average discount rate	3.02%	3.00%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,934	$6,211
ROU assets obtained in exchange for lease liabilities	3,441	41,008

As of December 31, 2020 there are no new significant leases that have not yet commenced.

Rental expense included in occupancy expense amounted to $8.0 million in 2020, $8.0 million in December 31, 2019 and $8.6 million in December 31, 2018.

8.          Goodwill and Other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2020	$274,769
Goodwill acquired	5,772
December 31, 2020	$280,541

January 1, 2019	$274,769
Goodwill acquired	-
December 31, 2019	$274,769

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets. These intangible assets are amortized over their estimated useful lives, which range primarily from one to twenty years.

There was no impairment of goodwill recorded during the year ended December 31, 2020 and 2019.
A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2020	2019
Core deposit intangibles:
Gross carrying amount	$8,951	$8,951
Less: accumulated amortization	8,463	7,988
Net carrying amount	$488	$963

Identified intangible assets:
Gross carrying amount	$27,057	$34,623
Less: accumulated amortization	15,810	23,566
Net carrying amount	$11,247	$11,057

Total intangibles:
Gross carrying amount	$36,008	$43,574
Less: accumulated amortization	24,273	31,554
Net carrying amount	$11,735	$12,020

Amortization expense on intangible assets with definite useful lives totaled $3.4 million for 2020, $3.6 million for 2019 and $4.0 million for 2018. Amortization expense on intangible assets with definite useful lives is expected to total $2.8 million for 2021, $2.2 million for 2022, $1.8 million for 2023, $1.5 million for 2024, $1.2 million for 2025 and $2.3 million thereafter. Other identified intangible assets include customer lists and non-compete agreements.

During the years ended December 31, 2020 and 2019, there was no impairment of intangible assets.

9.          Deposits

The following table sets forth the maturity distribution of time deposits:

(In thousands)	December 31, 2020
Within one year	$476,983
After one but within two years	77,081
After two but within three years	36,857
After three but within four years	27,888
After four but within five years	14,381
After five years	289
Total	$633,479

Time deposits of $250,000 or more aggregated $104.1 million and $140.4 million December 31, 2020 and 2019, respectively.

10.          Borrowings

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

Short-term borrowings totaled $168.4 million and $655.3 million at December 31, 2020 and 2019, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing. Those sources totaled approximately $3.1 billion and $2.4 billion at December 31, 2020 and 2019, respectively. Borrowings on the FHLB lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows as of December 31:

(Dollars in thousands)	2020	2019	2018
Federal funds purchased:
Balance at year-end	$-	$65,000	$80,000
Average during the year	14,727	47,137	66,839
Maximum month end balance	40,000	80,000	80,000
Weighted average rate during the year	2.05%	3.90%	3.43%
Weighted average rate at year-end	-	2.84%	4.25%

Securities sold under repurchase agreements:
Balance at year-end	$143,386	$143,775	$160,696
Average during the year	154,383	123,337	146,135
Maximum month end balance	176,840	146,410	170,350
Weighted average rate during the year	0.17%	0.33%	0.16%
Weighted average rate at year-end	0.20%	0.40%	0.38%

Other short-term borrowings:
Balance at year-end	$25,000	$446,500	$631,000
Average during the year	183,699	403,453	514,662
Maximum month end balance	366,500	576,000	653,000
Weighted average rate during the year	1.55%	1.85%	1.56%
Weighted average rate at year-end	1.99%	1.73%	1.82%

See Note 4 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, and a blanket lien on its residential real estate mortgage loans. As of December 31, 2020 the Company had no callable long-term debt. A summary is as follows:
(Dollars in thousands)	December 31, 2020		December 31, 2019
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2020	$-	-	$25,000	2.34%
2021	25,003	2.56%	25,021	2.56%
2022	10,598	2.53%	10,598	2.53%
2031	3,496	2.45%	3,592	2.45%
Total	$39,097		$64,211

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million aggregate principal amount of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated notes issuance costs of $2.2 million are being amortized on a straight-line basis into interest expense over five years.

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
The following table summarizes the Company’s subordinated debt:
(Dollars in thousands)		December 31, 2020
Subordinated notes issued June 2020 – fixed interest rate of 5.00% through June 2025 and a variable interest rate equivalent to three-month SOFR plus 4.85% thereafter, maturing July 1, 2030	-	$100,000
Unamortized debt issuance costs		(1,948)
Total subordinated debt, net		$98,052

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

The debentures held by each trust are the sole assets of that trust. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $98.0 million at December 31, 2020. The Company owns all of the common securities of the Trusts and has accordingly recorded $3.2 million in equity method investments classified as other assets in our consolidated balance sheets at December 31, 2020. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

As of December 31, 2020, the Trusts had the following trust preferred securities outstanding and held the following junior subordinated debentures of the Company (dollars in thousands):
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

11.          Income Taxes

The significant components of income tax expense attributable to operations are as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Current
Federal	$36,358	$28,475	$15,762
State	9,768	7,653	5,977
Total Current	$46,126	$36,128	$21,739

Deferred
Federal	$(14,021)	$(1,379)	$2,281
State	(3,406)	(338)	416
Total Deferred	$(17,427)	$(1,717)	$2,697
Total income tax expense	$28,699	$34,411	$24,436

During 2018, the Company recorded a $5.5 million benefit primarily related to changes in accounting methods approved by the Internal Revenue Services in the fourth quarter of 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$27,282	$18,535
Lease liability	8,141	9,331
Deferred compensation	11,602	8,336
Postretirement benefit obligation	1,511	1,631
Fair value adjustments from acquisitions	259	422
Loan fees	5,400	1,384
Accrued liabilities	1,307	1,176
Stock-based compensation expense	3,213	3,032
Other	3,558	1,498
Total deferred tax assets	$62,273	$45,345
Deferred tax liabilities:
Pension benefits	$14,406	$13,014
Lease right-of-use asset	6,567	9,259
Amortization of intangible assets	12,725	12,202
Premises and equipment, primarily due to accelerated depreciation	4,774	5,137
Unrealized gain on securities	7,732	1,770
Other	952	1,429
Total deferred tax liabilities	$47,156	$42,811
Net deferred tax asset at year-end	$15,117	$2,534
Net deferred tax asset at beginning of year	2,534	8,795
Increase (decrease) in net deferred tax asset	$12,583	$(6,261)

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2020 and 2019.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate to income before taxes:

	Years Ended December 31
(In thousands)	2020	2019	2018
Federal income tax at statutory rate	$27,948	$32,641	$28,770
Tax exempt income	(981)	(1,233)	(1,456)
Net increase in cash surrender value of life insurance	(1,135)	(927)	(973)
Federal tax credit	(1,705)	(1,458)	(1,499)
State taxes, net of federal tax benefit	5,026	5,773	5,051
Accounting method changes - tax rate change impact	-	-	(5,326)
Stock-based compensation, excess tax benefit	(152)	(342)	(456)
Other, net	(302)	(43)	325
Income tax expense	$28,699	$34,411	$24,436

A reconciliation of the beginning and ending balance of Federal and State gross unrecognized tax benefits (“UTBs”) is as follows:

(In thousands)	2020	2019
Balance at January 1	$779	$641
Additions for tax positions of prior years	254	26
Current period tax positions	145	112
Balance at December 31	$1,178	$779
Amount that would affect the effective tax rate if recognized, gross of tax	$931	$615

The Company recognizes interest and penalties on the income tax expense line in the accompanying consolidated statements of income. The Company monitors changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2020, no significant changes to UTBs are projected; however, tax audit examinations are possible, but it is not reasonably possible to estimate when examinations in subsequent years will be completed. The Company recognized an insignificant amount of interest expense related to UTBs in the consolidated statement of income for the year ended December 31, 2020.
As of December 31, 2020, the Company is no longer subject to U.S. Federal tax examination by tax authorities for years prior to 2016 and New York State for years prior to 2015. The tax years 2015 to 2019 are currently being audited by New York State.

12.          Employee Benefit Plans

Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at December 31, 2020. Benefits paid from the plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. Prior to January 1, 2000, the Plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the Plan was converted to a cash balance plan with grandfathering provisions for existing participants. Effective March 1, 2013, the Plan was amended. Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013. In May 2013, the noncontributory, frozen, defined benefit pension plan assumed from Alliance in the acquisition was merged into the Plan.

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

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20), provides changes to the disclosure requirements for defined benefit plans. The Company adopted the provisions of ASU 2018-14 as of December 31, 2020 and it did not have a material impact on its disclosures to the consolidated financial statements.

The components of AOCI, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other post-retirement benefits are summarized below:

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019
Net actuarial loss	$26,108	$28,334	$317	$125
Prior service cost	378	491	43	94
Total amounts recognized in AOCI (pre-tax)	$26,486	$28,825	$360	$219

A December 31 measurement date is used for the pension, supplemental pension and post-retirement benefit plans. The following table sets forth changes in benefit obligations, changes in plan assets and the funded status of the pension plans and other post-retirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$90,586	$85,134	$6,083	$7,034
Service cost	1,840	1,723	8	7
Interest cost	3,237	3,942	213	272
Plan participants’ contributions	-	-	173	201
Actuarial loss (gain)	3,411	6,030	191	(719)
Curtailments	(67)	-	-	-
Benefits paid	(8,813)	(6,243)	(669)	(712)
Projected benefit obligation at end of year	$90,194	$90,586	$5,999	$6,083
Change in plan assets:
Fair value of plan assets at beginning of year	$122,995	$109,746	$-	$-
Gain on plan assets	12,449	18,120	-	-
Employer contributions	1,932	1,372	496	511
Plan participants’ contributions	-	-	173	201
Benefits paid	(8,813)	(6,243)	(669)	(712)
Fair value of plan assets at end of year	$128,563	$122,995	$-	$-

Funded (unfunded) status at year end	$38,369	$32,409	$(5,999)	$(6,083)

An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. The accumulated benefit obligation for pension benefits was $90.2 million and $90.6 million at December 31, 2020 and 2019, respectively. The accumulated benefit obligation for other post-retirement benefits was $6.0 million and $6.1 million at December 31, 2020 and 2019, respectively. The funded status of the pension and other post-retirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2020 and 2019.

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019
Other assets	$57,456	$51,988	$-	$-
Other liabilities	(19,087)	(19,579)	(5,999)	(6,083)
Funded status	$38,369	$32,409	$(5,999)	$(6,083)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years Ended December 31,
	2020	2019	2018
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	3.08% - 3.25%	3.69% - 3.73%	4.79% - 4.80%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Interest rate of credit for cash balance plan	1.62%	2.28%	3.36%

The following assumptions were used to determine net periodic pension cost:
Discount rate	3.69% - 3.73%	4.79% - 4.80%	4.20% - 4.21%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Interest rate of credit for cash balance plan	2.28%	3.36%	2.80%

Net periodic benefit cost and other amounts recognized in OCI for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2020	2019	2018	2020	2019	2018
Components of net periodic (benefit) cost:
Service cost	$1,840	$1,723	$1,659	$8	$7	$10
Interest cost	3,237	3,942	3,645	213	272	327
Expected return on plan assets	(8,410)	(7,480)	(8,478)	-	-	-
Additional gain due to curtailment	(74)	-	-	-	-	-
Amortization of prior service cost	41	43	40	51	50	51
Amortization of unrecognized net loss	1,535	2,593	930	-	-	124
Net periodic pension (benefit) cost	$(1,831)	$821	$(2,204)	$272	$329	$512

Other changes in plan assets and benefit obligations recognized in OCI (pre-tax):
Net (gain) loss	$(628)	$(4,611)	$12,882	$192	$(720)	$(762)
Prior service cost	-	-	337	-	-	-
Additional gain due to curtailment	7	-	-	-	-	-
Amortization of prior service cost	(41)	(43)	(40)	(51)	(50)	(51)
Amortization of unrecognized net (loss)	(1,535)	(2,593)	(930)	-	-	(124)
Total recognized in OCI	$(2,197)	$(7,247)	$12,249	$141	$(770)	$(937)

Total recognized in net periodic (benefit) cost and OCI, pre-tax	$(4,028)	$(6,426)	$10,045	$413	$(441)	$(425)

The service cost component of the net periodic (benefit) cost is included in Salaries and Employee Benefits and the interest cost, expected return on plan assets and net amortization components are included in Other Noninterest Expense on the consolidated statements of income.

The following table sets forth estimated future benefit payments for the pension plans and other post-retirement benefit plans as of December 31, 2020:

(In thousands)	Pension Benefits	Other Benefits
2021	$6,910	$453
2022	6,977	451
2023	6,807	448
2024	7,083	443
2025	7,409	436
2026 - 2030	33,579	1,962

The Company made no voluntary contributions to the pension and other benefit plans during the year ended December 31, 2020 and 2019.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2020 were assumed to be 4.5% to 7.0% percent. The rates were assumed to decrease gradually to 3.8% for fiscal year 2075 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans.

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target 2020	2020	2019
Cash and cash equivalents	0 - 15%	3%	3%
Fixed income securities	30 - 60%	38%	40%
Equities	40 - 70%	59%	57%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio. All issues that are rated lower than A by Standard and Poor’s are to be excluded. Equity securities at December 31, 2020 and 2019 do not include any Company common stock.

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan:

(In thousands)	Level 1	Level 2	December 31, 2020
Cash and cash equivalents	$3,461	$-	$3,461
Foreign equity mutual funds	41,000	-	41,000
Equity mutual funds	35,637	-	35,637
U.S. government bonds	-	47	47
Corporate bonds	-	48,418	48,418
Total	$80,098	$48,465	$128,563

	Level 1	Level 2	December 31, 2019
Cash and cash equivalents	$4,143	$-	$4,143
Foreign equity mutual funds	40,239	-	40,239
Equity mutual funds	29,886	-	29,886
U.S. government bonds	-	58	58
Corporate bonds	-	48,669	48,669
Total	$74,268	$48,727	$122,995

The plan had no financial instruments recorded at fair value on a non-recurring basis as of December 31, 2020 and 2019.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets was 7.0% at December 31, 2020 and 2019. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”). The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries. In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The employer contributions associated with the 401(k) Plan were $3.6 million in 2020, $3.6 million in 2019 and $3.2 million in 2018.

Other Retirement Benefits

Included in other liabilities is $1.6 million and $1.7 million at December 31, 2020 and 2019, respectively, for supplemental retirement benefits for retired executives from legacy plans assumed in acquisitions. The Company recognized $0.2 million, $0.1 million and $0.1 million in expense for each of the years ended December 31, 2020, 2019 and 2018 respectively, related to these plans.

13.          Stock-Based Compensation

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

The Company has outstanding restricted stock granted from various plans at December 31, 2020. The Company recognized $4.6 million, $4.2 million and $3.9 million in stock-based compensation expense related to these stock awards for the years ended December 31, 2020, 2019 and 2018, respectively. Tax benefits recognized with respect to restricted stock awards and stock units were $1.0 million, $1.1 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Unrecognized compensation cost related to restricted stock units totaled $5.1 million at December 31, 2020 and will be recognized over 1.5 years on a weighted average basis. Shares issued are funded from the Company’s treasury stock. The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2020	555,440	$30.11
Forfeited	(2,315)	34.82
Vested	(115,432)	29.93
Granted	147,562	28.61
Unvested at December 31, 2020	585,255	$29.78

The following table summarizes information concerning stock options outstanding:

(In thousands, except share and per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	33,145	$23.73
Exercised	(8,845)	20.87
Expired	(10,500)	20.74
Outstanding at December 31, 2020	13,800	$27.83	3.36	$75

Exercisable at December 31, 2020	13,800	$27.83	3.36	$75

There was no stock-based compensation expense for stock option awards for the year ended December 31, 2020. Total stock-based compensation expense for stock option awards totaled $1 thousand and $11 thousand for the years ended December 31, 2019 and 2018, respectively. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Proceeds from stock options exercised	$185	$725	$999
Tax benefits related to stock options exercised	41	123	173
Intrinsic value of stock options exercised	165	490	692
Fair value of shares vested during the year	-	13	16

The Company has 781,123 securities remaining available to be granted as part of the Plan at December 31, 2020.

14.          Stockholders’ Equity

In accordance with GAAP, unrecognized prior service costs and net actuarial gains or losses associated with the Company’s pension and postretirement benefit plans and unrealized gains on derivatives and on AFS securities are included in AOCI, net of tax. For the years ended December 31, components of AOCI are:

(In thousands)	2020	2019	2018
Unrecognized prior service cost and net actuarial (losses) on pension plans	$(20,134)	$(21,677)	$(27,689)
Unrealized (losses) gains on derivatives (cash flow hedges)	(16)	(32)	1,821
Unrealized net holding gains (losses) on AFS securities	20,567	2,683	(17,306)
AOCI	$417	$(19,026)	$(43,174)

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At December 31, 2020, approximately $194.2 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

The Company purchased 263,507 shares of its common stock during the year ended December 31, 2020, for a total of $8.0 million at an average price of $30.28 per share under its previously announced plan. As of December 31, 2020, there were 736,493 shares available for repurchase under this plan, which expires on December 31, 2021. On January 27, 2021, the NBT Board of Directors approved an increase to the total number of shares authorized under the stock repurchase program to 2 million shares from 1 million shares, previously.

15.          Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. In addition to maintaining minimum capital ratios, the Company is subject to a capital conservation buffer (“Buffer”) of 2.50% above the minimum to avoid restriction on capital distributions and discretionary bonus paychecks to officers. At December 31, 2020 and 2019, the Company and the Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2020 and 2019, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 Capital to Average Asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory Ratio Requirements
(Dollars in thousands)	Amount	Ratio	Minimum Capital Adequacy	Minimum plus Buffer	For Classification as Well- Capitalized
As of December 31, 2020
Tier I Capital (to average assets)
Company	$1,018,320	9.56%	4.00%		5.00%
NBT Bank	1,054,097	9.95%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	921,320	11.84%	4.50%	7.00%	6.50%
NBT Bank	1,054,097	13.67%	4.50%	7.00%	6.50%
Tier I Capital (to risk-weighted assets)
Company	1,018,320	13.09%	6.00%	8.50%	8.00%
NBT Bank	1,054,097	13.67%	6.00%	8.50%	8.00%
Total Capital (to risk-weighted assets)
Company	1,215,672	15.62%	8.00%	10.50%	10.00%
NBT Bank	1,150,544	14.93%	8.00%	10.50%	10.00%

As of December 31, 2019
Tier I Capital (to average assets)
Company	$963,147	10.33%	4.00%		5.00%
NBT Bank	894,407	9.64%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	866,147	11.29%	4.50%	7.00%	6.50%
NBT Bank	894,407	11.76%	4.50%	7.00%	6.50%
Tier I Capital (to risk-weighted assets)
Company	963,147	12.56%	6.00%	8.50%	8.00%
NBT Bank	894,407	11.76%	6.00%	8.50%	8.00%
Total Capital (to risk-weighted assets)
Company	1,037,041	13.52%	8.00%	10.50%	10.00%
NBT Bank	968,301	12.73%	8.00%	10.50%	10.00%

16.         Earnings Per Share

The following is a reconciliation of basic and diluted EPS for the years presented in the consolidated statements of income:

	Years Ended December 31,
	2020			2019			2018
(In thousands except per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$104,388	43,693	$2.39	$121,021	43,815	$2.76	$112,566	43,701	$2.58
Effect of dilutive securities:
Stock-based compensation		296			309			319
Diluted EPS	$104,388	43,989	$2.37	$121,021	44,124	$2.74	$112,566	44,020	$2.56

There was a nominal number of weighted average stock options outstanding for the years ended December 31, 2020, 2019 and 2018, respectively, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

17.          Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified From AOCI			Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
(In thousands)	Years Ended December 31,
	2020	2019	2018
AFS securities:
(Gains) losses on AFS securities	$(3)	$79	$6,622	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	644	737	688	Interest income
Tax effect	$(160)	$(204)	$(1,827)	Income tax (benefit)
Net of tax	$481	$612	$5,483

Cash flow hedges:
Net unrealized losses (gains) on cash flow hedges reclassified to interest expense	$296	$(2,012)	$(2,300)	Interest expense
Tax effect	$(74)	$503	$575	Income tax (benefit) expense
Net of tax	$222	$(1,509)	$(1,725)

Pension and other benefits:
Amortization of net losses	$1,535	$2,593	$1,054	Other noninterest expense
Amortization of prior service costs	92	93	91	Other noninterest expense
Tax effect	$(407)	$(672)	$(286)	Income tax (benefit)
Net of tax	$1,220	$2,014	$859

Total reclassifications, net of tax	$1,923	$1,117	$4,617

18.          Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2020, approximately 59% of the Company’s loans were secured by real estate located in central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont and southern coastal Maine area. Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

	At December 31,
(In thousands)	2020	2019
Unused lines of credit	$351,876	$340,703
Commitments to extend credits, primarily variable rate	1,831,671	1,579,414
Standby letters of credit	54,009	34,479
Loans sold with recourse	25,659	25,639

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are frequently issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company’s standby letters of credit at December 31, 2020 and 2019 was not significant.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 30, 2020 was $64.6 million.

19.          Derivative Instruments and Hedging Activities

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

As of December 31, 2020 the Company had seventeen risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. The fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amount to $292 thousand and $125 thousand, respectively as of December 31, 2020. As of December 31, 2019 the Company had fifteen risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. The fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amount to $112 thousand and $82 thousand, respectively. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements:

	December 31,
(In thousands)	2020	2019
Derivatives Not Designated as Hedging Instruments:
Fair value adjustment included in other assets and other liabilities
Interest rate derivatives	$108,487	$41,650
Notional amount
Interest rate derivatives	2,447,168	963,209
Risk participation agreements	112,313	97,614
Derivatives Designated as Hedging Instruments:
Fair value adjustment included in other assets
Interest rate derivatives	-	4
Fair value adjustment included in other liabilities
Interest rate derivatives	34	45
Notional amount
Interest rate derivatives	25,000	50,000

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s short-term rate borrowings. During the next twelve months, the Company estimates that an additional $21 thousand will be reclassified from AOCI as a reduction to interest expense.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income:

	December 31,
(In thousands)	2020	2019	2018
Derivatives Designated as Hedging Instruments:
Interest rate derivatives - included component
Amount of (loss) gain recognized in OCI	$(275)	$(459)	$1,218
Amount of loss (gain) reclassified from AOCI into interest expense	296	(2,012)	(2,300)

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	December 31,
(In thousands)	2020	2019	2018
Derivatives Not Designated as Hedging Instruments:
Increase (decrease) in other income	$1	$295	$(120)

20.          Fair Values of Financial Instruments

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

The following tables sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	December 31, 2020
Assets:
AFS securities:
Federal agency	$-	$243,597	$-	$243,597
State & municipal	-	43,180	-	43,180
Mortgage-backed	-	595,839	-	595,839
Collateralized mortgage obligations	-	437,804	-	437,804
Corporate	-	28,278	-	28,278
Total AFS securities	$-	$1,348,698	$-	$1,348,698
Equity securities	28,737	2,000	-	30,737
Derivatives	-	108,779	-	108,779
Total	$28,737	$1,459,477	$-	$1,488,214

Liabilities:
Derivatives	$-	$108,646	$-	$108,646
Total	$-	$108,646	$-	$108,646

(In thousands)	Level 1	Level 2	Level 3	December 31, 2019
Assets:
AFS securities:
Federal agency	$-	$34,758	$-	$34,758
State & municipal	-	2,513	-	2,513
Mortgage-backed	-	503,626	-	503,626
Collateralized mortgage obligations	-	434,443	-	434,443
Total AFS securities	$-	$975,340	$-	$975,340
Equity securities	23,771	4,000	-	27,771
Derivatives	-	41,766	-	41,766
Total	$23,771	$1,021,106	$-	$1,044,877

Liabilities:
Derivatives	$-	$41,777	$-	$41,777
Total	$-	$41,777	$-	$41,777

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The non-recurring fair value measurements recorded during the years ended December 31, 2020 and 2019 were related to impaired loans, write-downs of other real estate owned and write-down of branch assets to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

As of December 31, 2020 the Company had collateral dependent individually evaluated loans with a carrying value of $15.2 million, which had an estimated allowance for credit loss of $3.2 million. As of December 31, 2019 the Company had no collateral dependent loans.

During the year ended December 31, 2020, the Company recorded a $0.5 million write-off of branch locations due to a pending disposition of the locations. During the year ended December 31, 2019, the Company recorded a $1.0 million write-down of a branch location to fair value of $0.2 million due to a pending disposition of the location.

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

		December 31, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$616,560	$636,827	$630,074	$641,262
Net loans	3	7,390,004	7,530,033	7,074,864	6,999,690
Financial liabilities:
Time deposits	2	$633,479	$638,721	$861,193	$858,085
Long-term debt	2	39,097	39,820	64,211	64,373
Subordinated debt	1	100,000	103,277	-	-
Junior subordinated debt	2	101,196	108,926	101,196	105,694

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

21.          Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2020	2019
Assets
Cash and cash equivalents	$37,915	$9,387
Equity securities, at estimated fair value	25,111	22,441
Investment in subsidiaries, on equity basis	1,345,317	1,209,752
Other assets	30,577	30,855
Total assets	$1,438,920	$1,272,435
Liabilities and Stockholders’ Equity
Total liabilities	$251,302	$152,038
Stockholders’ equity	1,187,618	1,120,397
Total liabilities and stockholders’ equity	$1,438,920	$1,272,435

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2020	2019	2018
Dividends from subsidiaries	$77,000	$50,200	$43,000
Management fee from subsidiaries	4,151	7,981	7,907
Net securities (losses) gains	(483)	165	399
Interest, dividends and other income	824	876	905
Total revenue	$81,492	$59,222	$52,211
Operating expenses	11,825	14,262	14,226
Income before income tax benefit and equity in undistributed income of subsidiaries	$69,667	$44,960	$37,985
Income tax benefit	(2,653)	(1,588)	(1,608)
Equity in undistributed income of subsidiaries	32,068	74,473	72,973
Net income	$104,388	$121,021	$112,566

Condensed Statements of Cash Flow

	Years Ended December 31,
(In thousands)	2020	2019	2018
Operating activities
Net income	$104,388	$121,021	$112,566
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of premises and equipment	1,739	2,298	2,814
Excess tax benefit on stock-based compensation	(181)	(409)	(543)
Stock-based compensation expense	4,581	4,210	3,936
Net securities losses (gains)	483	(165)	(399)
Equity in undistributed income of subsidiaries	(32,068)	(74,473)	(72,973)
Bank owned life insurance income	(391)	(398)	(424)
Amortization of subordinated debt issuance costs	230	-	-
Net change in other assets and other liabilities	(3,535)	(1,573)	(6,124)
Net cash provided by operating activities	$75,246	$50,511	$38,853
Investing activities
Investment in the Bank	$(90,000)	$-	$-
Proceeds from calls of equity securities	2,000	-	-
Proceeds on sales of equity securities	-	-	3,318
Purchases of equity securities	-	(93)	(2)
Net cash (used in) provided by investing activities	$(88,000)	$(93)	$3,316
Financing activities
Proceeds from issuance of subordinated debt	$100,000	$-	$-
Payment of subordinated debt issuance costs	(2,178)	-	-
Proceeds from the issuance of shares to employee and other stock plans	184	725	1,296
Cash paid by employer for tax-withholding on stock issuance	(1,537)	(1,622)	(1,893)
Purchases of treasury shares	(7,980)	-	-
Cash dividends	(47,207)	(46,010)	(43,269)
Net cash provided by (used in) financing activities	$41,282	$(46,907)	$(43,866)
Net increase (decrease) in cash and cash equivalents	$28,528	$3,511	$(1,697)
Cash and cash equivalents at beginning of year	9,387	5,876	7,572
Cash and cash equivalents at end of year	$37,915	$9,387	$5,876

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

Effective January 1, 2020, the Company adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, model operation and expanded controls over loan level data. There were no other changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NBT Bancorp Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 25, 2021 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2020 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the Company’s 2020 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	13,800	$27.83	781,123
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2020 fiscal year end.

ITEM  13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2020 fiscal year end.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2020 fiscal year end.

PART  IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2020 and 2019.

Consolidated Statements of Income for each of the three years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2020, 2019 and 2018.

Notes to the Consolidated Financial Statements.

(a)(2)  There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3)  See below for all exhibits filed herewith and the Exhibit Index.

3.1
Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to Registrant’s Form 10-Q, filed on August 10, 2015, and incorporated herein by reference)

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

4.2	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 2019, filed on March 2, 2020, and incorporated herein by reference).
4.3
Subordinated Indenture, dated as of June 23, 2020, between NBT Bancorp Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to Registrant’s Form 8-K, filed on June 23, 2020 and incorporated herein by reference).

4.4
First Supplemental Indenture, dated as of June 23, 2020, between NBT Bancorp Inc. and U.S. Bank National Association (filed as Exhibit 4.2 to Registrant’s Form 8-K, filed on June 23, 2020 and incorporated herein by reference).

4.5	Form of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2030 (included in Exhibit 4.4).
10.1
NBT Bancorp Inc. Non-employee Directors Restricted and Deferred Stock Plan (filed as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, and incorporated herein by reference).*

10.2
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2010 (filed as Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2009, filed on March 1, 2010, and incorporated herein by reference).*

10.3
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008, and incorporated herein by reference).*

10.4
First Amendment dated November 5, 2009 to Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009, and incorporated herein by reference).*

10.5
Second Amendment dated July 28, 2014 to Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association, and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on August 1, 2014, and incorporated herein by reference).*

10.6	NBT Bancorp Inc. 2008 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A, filed on March 31, 2008, and incorporated herein by reference).*
10.7
Long-Term Incentive Compensation Plan for Named Executive Officers (filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, and incorporated herein by reference).*

10.8
Amended and Restated Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and Timothy L. Brenner (filed as Exhibit 10.4 to Registrant’s Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.9
Amended and Restated Supplemental Retirement Agreement and First Amendment to the Supplemental Retirement Agreement between Alliance Financial Corporation, Alliance Bank, N.A. and Jack H. Webb (filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2013, filed on March 3, 2014, and incorporated herein by reference).*

10.10
Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.11
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and John H. Watt, Jr. dated May 9, 2017 (filed as Exhibit 10.1 to Registrant’s Form 10-Q, filed on May 10, 2017, and incorporated herein by reference).*

10.12
Supplemental Executive Retirement Agreement, dated December 19, 2016 by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.13
Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and Joseph R. Stagliano (Filed as Exhibit 10.19 to Registrant’s Form 10-K, filed on March 1, 2018, and incorporated herein by reference).*

10.14
Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and Catherine M. Scarlett (Filed as Exhibit 10.18 to Registrant’s Form 10-K, filed on March 2, 2020, and incorporated herein by reference).*

10.15
Form of Amendment to Employment Agreements, dated September 27, 2017, by and between NBT Bancorp Inc. and John H. Watt, Jr., Timothy L. Brenner, Joseph R. Stagliano and Catherine M. Scarlett, respectively (Filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on September 29, 2017, and incorporated herein by reference).*

10.16	NBT Bancorp Inc. 2018 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A, filed on April 6, 2018, and incorporated herein by reference).*
10.17
Employment Agreement, dated December 16, 2019, by and between NBT Bancorp Inc. and John V. Moran (Filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on December 20, 2019, and incorporated herein by reference).*

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

/s/ Martin A. Dietrich	/s/ Andrew S. Kowalczyk III
Martin A. Dietrich	Andrew S. Kowalczyk III, Director
Chairman and Director	Date: March 1, 2021
Date: March 1, 2021

/s/ John H. Watt, Jr.	/s/ John C. Mitchell
John H. Watt, Jr.	John C. Mitchell, Director
President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 1, 2021
Date: March 1, 2021

/s/ John V. Moran	/s/ V. Daniel Robinson II
John V. Moran	V. Daniel Robinson II, Director
Chief Financial Officer (Principal Financial Officer)	Date: March 1, 2021
Date: March 1, 2021

/s/ Annette L. Burns	/s/ Matthew J. Salanger
Annette L. Burns	Matthew J. Salanger, Director
Chief Accounting Officer (Principal Accounting Officer)	Date: March 1, 2021
Date: March 1, 2021

/s/ Johanna R. Ames	/s/ Joseph A. Santangelo
Johanna R. Ames, Director	Joseph A. Santangelo, Director
Date: March 1, 2021	Date: March 1, 2021

/s/ Patricia T. Civil	/s/ Lowell A. Seifter
Patricia T. Civil, Director	Lowell A. Seifter, Director
Date: March 1, 2021	Date: March 1, 2021

/s/ Timothy E. Delaney	/s/ Robert A. Wadsworth
Timothy E. Delaney, Director	Robert A. Wadsworth, Director
Date: March 1, 2021	Date: March 1, 2021

/s/ James H. Douglas	/s/ Jack H. Webb
James H. Douglas, Director	Jack H. Webb, Director
Date: March 1, 2021	Date: March 1, 2021