Form 10-Q
period 2021-03-31
NBT BANCORP INC
filed 2021-05-06
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.

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

As of April 30, 2021, there were 43,425,202 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended March 31, 2021

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2021	2020
(In thousands, except share and per share data)
Assets
Cash and due from banks	$182,830	$159,995
Short-term interest bearing accounts	972,195	512,686
Equity securities, at fair value	32,247	30,737
Securities available for sale, at fair value	1,387,028	1,348,698
Securities held to maturity (fair value $600,176 and $636,827, respectively)	592,999	616,560
Federal Reserve and Federal Home Loan Bank stock	25,127	27,353
Loans held for sale	1,295	1,119
Loans	7,633,459	7,498,885
Less allowance for loan losses	105,000	110,000
Net loans	$7,528,459	$7,388,885
Premises and equipment, net	72,705	74,206
Goodwill	280,541	280,541
Intangible assets, net	10,923	11,735
Bank owned life insurance	187,458	186,434
Other assets	263,446	293,957
Total assets	$11,537,253	$10,932,906
Liabilities
Demand (noninterest bearing)	$3,495,622	$3,241,123
Savings, NOW and money market	5,715,935	5,207,090
Time	604,373	633,479
Total deposits	$9,815,930	$9,081,692
Short-term borrowings	95,339	168,386
Long-term debt	14,069	39,097
Subordinated debt, net	98,162	98,052
Junior subordinated debt	101,196	101,196
Other liabilities	221,576	256,865
Total liabilities	$10,346,272	$9,745,288
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2021 and December 31, 2020	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at March 31, 2021 and December 31, 2020, issued 49,651,493 at March 31, 2021 and December 31, 2020	497	497
Additional paid-in-capital	578,597	578,082
Retained earnings	777,170	749,056
Accumulated other comprehensive (loss) income	(16,699)	417
Common stock in treasury, at cost, 6,226,291 and 6,022,399 shares at March 31, 2021 and December 31, 2020, respectively	(148,584)	(140,434)
Total stockholders’ equity	$1,190,981	$1,187,618
Total liabilities and stockholders’ equity	$11,537,253	$10,932,906

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2021	2020
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$75,093	$78,728
Securities available for sale	5,544	5,753
Securities held to maturity	3,382	4,091
Other	291	829
Total interest, fee and dividend income	$84,310	$89,401
Interest expense
Deposits	$3,172	$9,104
Short-term borrowings	70	1,797
Long-term debt	124	393
Subordinated debt	1,359	-
Junior subordinated debt	530	926
Total interest expense	$5,255	$12,220
Net interest income	$79,055	$77,181
Provision for loan losses	(2,796)	29,640
Net interest income after provision for loan losses	$81,851	$47,541
Noninterest income
Service charges on deposit accounts	$3,027	$3,997
ATM and debit card fees	6,862	5,854
Retirement plan administration fees	10,098	7,941
Wealth management	7,910	7,273
Insurance	3,461	4,269
Bank owned life insurance income	1,381	1,374
Net securities gains (losses)	467	(812)
Other	3,832	5,527
Total noninterest income	$37,038	$35,423
Noninterest expense
Salaries and employee benefits	$41,601	$40,750
Occupancy	5,873	5,995
Data processing and communications	4,731	4,233
Professional fees and outside services	3,589	3,897
Equipment	5,177	4,642
Office supplies and postage	1,499	1,636
FDIC expenses	808	311
Advertising	451	609
Amortization of intangible assets	812	834
Loan collection and other real estate owned, net	590	1,017
Other	2,757	6,957
Total noninterest expense	$67,888	$70,881
Income before income tax expense	$51,001	$12,083
Income tax expense	11,155	1,715
Net income	$39,846	$10,368
Earnings per share
Basic	$0.91	$0.24
Diluted	$0.91	$0.23

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2021	2020
(In thousands)
Net income	$39,846	$10,368
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(23,311)	$21,339
Tax effect	5,827	(5,335)
Unrealized net holding (losses) gains arising during the period, net	$(17,484)	$16,004

Reclassification adjustment for net gains in net income, gross	$-	$(3)
Tax effect	-	1
Reclassification adjustment for net gains in net income, net	$-	$(2)

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$142	$173
Tax effect	(35)	(43)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$107	$130

Total securities available for sale, net	$(17,377)	$16,132

Cash flow hedges:
Unrealized losses on derivatives (cash flow hedges), gross	$-	$(255)
Tax effect	-	64
Unrealized losses on derivatives (cash flow hedges), net	$-	$(191)

Reclassification of net unrealized losses on cash flow hedges to interest (income), gross	$21	$10
Tax effect	(5)	(3)
Reclassification of net unrealized losses on cash flow hedges to interest (income), net	$16	$7

Total cash flow hedges, net	$16	$(184)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$326	$381
Tax effect	(81)	(95)
Amortization of prior service cost and actuarial losses, net	$245	$286

Total pension and other benefits, net	$245	$286

Total other comprehensive (loss) income	$(17,116)	$16,234
Comprehensive income	$22,730	$26,602

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2020	$497	$578,082	$749,056	$417	$(140,434)	$1,187,618
Net income	-	-	39,846	-	-	39,846
Cash dividends - $0.27 per share	-	-	(11,732)	-	-	(11,732)
Purchase of 257,031 treasury shares	-	-	-	-	(9,020)	(9,020)
Net issuance of 53,139 shares to employee and other stock plans	-	(2,153)	-	-	870	(1,283)
Stock-based compensation	-	2,668	-	-	-	2,668
Other comprehensive loss	-	-	-	(17,116)	-	(17,116)
Balance at March 31, 2021	$497	$578,597	$777,170	$(16,699)	$(148,584)	$1,190,981

Balance at December 31, 2019	$497	$576,708	$696,214	$(19,026)	$(133,996)	$1,120,397
Net income	-	-	10,368	-	-	10,368
Cumulative effect adjustment for ASU 2016-13 implementation	-	-	(4,339)	-	-	(4,339)
Cash dividends - $0.54 per share	-	-	(23,632)	-	-	(23,632)
Purchase of 263,507 treasury shares	-	-	-	-	(7,980)	(7,980)
Net issuance of 54,341 shares to employee and other stock plans	-	(2,303)	-	-	759	(1,544)
Stock-based compensation	-	2,675	-	-	-	2,675
Other comprehensive income	-	-	-	16,234	-	16,234
Balance at March 31, 2020	$497	$577,080	$678,611	$(2,792)	$(141,217)	$1,112,179

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2021	2020
(In thousands)
Operating activities
Net income	$39,846	$10,368
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(2,796)	29,640
Depreciation and amortization of premises and equipment	2,441	2,478
Net amortization on securities	1,477	722
Amortization of intangible assets	812	834
Amortization of operating lease right-of-use assets	1,821	1,829
Excess tax benefit on stock-based compensation	(107)	(189)
Stock-based compensation expense	2,668	2,675
Bank owned life insurance income	(1,381)	(1,374)
Amortization of subordinated debt issuance costs	110	-
Proceeds from sale of loans held for sale	13,877	50,946
Originations of loans held for sale	(13,943)	(46,956)
Net gain on sale of loans held for sale	(110)	(242)
Net security (gains) losses	(467)	812
Net losses on sale of other real estate owned	-	11
Net change in other assets and other liabilities	(1,946)	(10,627)
Net cash provided by operating activities	$42,302	$40,927
Investing activities
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	$95,274	$83,394
Purchases	(158,196)	(88,209)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	66,282	39,843
Purchases	(42,760)	(31,163)
Other:
Net increase in loans	(136,778)	(116,434)
Proceeds from Federal Home Loan Bank stock redemption	2,252	35,664
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(26)	(32,062)
Proceeds from settlement of bank owned life insurance	357	-
Purchases of premises and equipment, net	(901)	(3,348)
Proceeds from sales of other real estate owned	140	80
Net cash used in investing activities	$(174,356)	$(112,235)
Financing activities
Net increase in deposits	$734,238	$276,818
Net decrease in short-term borrowings	(73,048)	(106,371)
Repayments of long-term debt	(25,027)	(28)
Proceeds from the issuance of shares to employee and other stock plans	112	184
Cash paid by employer for tax-withholding on stock issuance	(1,125)	(1,166)
Purchase of treasury stock	(9,020)	(7,980)
Cash dividends	(11,732)	(23,632)
Net cash provided by financing activities	$614,398	$137,825
Net increase in cash and cash equivalents	$482,344	$66,517
Cash and cash equivalents at beginning of period	672,681	216,843
Cash and cash equivalents at end of period	$1,155,025	$283,360

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$7,105	$12,530
Income taxes paid, net of refund	2,540	1,960
Noncash investing activities:
Loans transferred to other real estate owned	$-	$1,017

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2021

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

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, the southern coastal Maine area and central Connecticut. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly-owned subsidiaries, the Bank, NBT Financial and NBT Holdings. Collectively, NBT Bancorp Inc. and its subsidiaries are referred to herein as (“the Company”). The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements.

3.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The amendments in this ASU were effective for the Company on January 1, 2021, and interim periods within those fiscal years. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

Accounting Standards Issued Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of Accounting Standards Codification 848 (“ASC 848”) and clarifies some of its guidance. ASU 2020-04 and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the London Interbank Offered Rate (“LIBOR”) or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to available for sale (“AFS”) or trading held to maturity (“HTM”) debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements and does not expect it will have a material impact on the consolidated financial statements.

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2021
Federal agency	$258,479	$2	$9,594	$248,887
State & municipal	49,048	128	1,151	48,025
Mortgage-backed:
Government-sponsored enterprises	606,988	12,506	5,448	614,046
U.S. government agency securities	57,913	1,390	110	59,193
Collateralized mortgage obligations:
Government-sponsored enterprises	278,532	6,568	934	284,166
U.S. government agency securities	101,892	2,655	-	104,547
Corporate	27,500	709	45	28,164
Total AFS securities	$1,380,352	$23,958	$17,282	$1,387,028
As of December 31, 2020
Federal agency	$245,590	$59	$2,052	$243,597
State & municipal	42,550	630	-	43,180
Mortgage-backed:
Government-sponsored enterprises	521,448	17,079	22	538,505
U.S. government agency securities	55,049	2,332	47	57,334
Collateralized mortgage obligations:
Government-sponsored enterprises	311,710	7,549	58	319,201
U.S. government agency securities	114,864	3,739	-	118,603
Corporate	27,500	778	-	28,278
Total AFS securities	$1,318,711	$32,166	$2,179	$1,348,698

There was no allowance for credit losses on AFS securities as March 31, 2021 and December 31, 2020.

During the three months ended March 31, 2021 there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings. During the three months ended March 31, 2020 there were $3 thousand of gross realized gains reclassified out of AOCI and into earnings. Included in net realized gains (losses) on AFS securities, the Company recorded gains from call of approximately $3 thousand for the three months ended March 31, 2020.

The amortized cost, estimated fair value and unrealized gains (losses) of securities HTM are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2021
Federal agency	$100,000	$-	$5,841	$94,159
Mortgage-backed:
Government-sponsored enterprises	92,584	3,312	108	95,788
U.S. government agency securities	10,309	670	-	10,979
Collateralized mortgage obligations:
Government-sponsored enterprises	92,059	4,078	-	96,137
U.S. government agency securities	53,814	2,124	-	55,938
State & municipal	244,233	5,309	2,367	247,175
Total HTM securities	$592,999	$15,493	$8,316	$600,176
As of December 31, 2020
Federal agency	$100,000	$-	$1,658	$98,342
Mortgage-backed:
Government-sponsored enterprises	107,914	4,583	-	112,497
U.S. government agency securities	11,533	979	-	12,512
Collateralized mortgage obligations:
Government-sponsored enterprises	103,105	4,477	-	107,582
U.S. government agency securities	79,145	3,950	-	83,095
State & municipal	214,863	7,953	17	222,799
Total HTM securities	$616,560	$21,942	$1,675	$636,827

At March 31, 2021 and December 31, 2020, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and Government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of March 31, 2021 and December 31, 2020.

Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $15 thousand for the three months ended March 31, 2021. There were no recorded gains from calls on HTM securities included in net realized gains (losses) for the three months ended March 31, 2020.

AFS and HTM securities with amortized costs totaling $1.6 billion at March 31, 2021 and $1.4 billion December 31, 2020 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at March 31, 2021 and December 31, 2020, AFS and HTM securities with an amortized cost of $273.2 million and $305.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to gains and (losses) on equity securities:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net gains and (losses) recognized on equity securities	$452	$(815)
Less: Net gains and (losses) recognized on equity securities sold during the period	-	-
Unrealized gains and (losses) recognized on equity securities still held	$452	$(815)

As of March 31, 2021 and December 31, 2020, the carrying value of equity securities without readily determinable fair values was $2.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of March 31, 2021 and 2020. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three months ended March 31, 2021 and 2020.

The following table sets forth information with regard to contractual maturities of debt securities at March 31, 2021:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$1,710	$1,724
From one to five years	22,127	22,984
From five to ten years	572,232	564,112
After ten years	784,283	798,208
Total AFS debt securities	$1,380,352	$1,387,028
HTM debt securities:
Within one year	$18,116	$18,155
From one to five years	57,331	58,621
From five to ten years	228,313	227,625
After ten years	289,239	295,775
Total HTM debt securities	$592,999	$600,176

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities and Government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2021 and December 31, 2020.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of March 31, 2021
AFS securities:
Federal agency	$238,885	$(9,594)	16	$-	$-	-	$238,885	$(9,594)	16
State & municipal	45,370	(1,151)	28	-	-	-	45,370	(1,151)	28
Mortgage-backed	289,888	(5,549)	21	787	(9)	4	290,675	(5,558)	25
Collateralized mortgage obligations	32,238	(934)	11	-	-	-	32,238	(934)	11
Corporate	7,455	(45)	3	-	-	-	7,455	(45)	3
Total securities with unrealized losses	$613,836	$(17,273)	79	$787	$(9)	4	$614,623	$(17,282)	83

HTM securities:
Federal agency	$94,159	$(5,841)	4	$-	$-	-	$94,159	$(5,841)	4
Mortgage-backed	8,312	(108)	1	-	-	-	8,312	(108)	1
State & municipal	70,315	(2,367)	56	-	-	-	70,315	(2,367)	56
Total securities with unrealized losses	$172,786	$(8,316)	61	$-	$-	-	$172,786	$(8,316)	61

As of December 31, 2020
AFS securities:
Federal agency	$148,537	$(2,052)	10	$-	$-	-	$148,537	$(2,052)	10
Mortgage-backed	47,269	(60)	3	800	(9)	4	48,069	(69)	7
Collateralized mortgage obligations	17,837	(58)	6	-	-	-	17,837	(58)	6
Total securities with unrealized losses	$213,643	$(2,170)	19	$800	$(9)	4	$214,443	$(2,179)	23

HTM securities:
Federal agency	$98,342	$(1,658)	4	$-	$-	-	$98,342	$(1,658)	4
State & municipal	4,805	(17)	5	-	-	-	4,805	(17)	5
Total securities with unrealized losses	$103,147	$(1,675)	9	$-	$-	-	$103,147	$(1,675)	9

The Company does not believe the AFS securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, which consisted of 83 and 23 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of March 31, 2021 and December 31, 2020, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. AIR on AFS debt securities totaled $3.2 million at March 31, 2021 and $3.3 million at December 31, 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

None of the bank’s HTM debt securities were past due or on non-accrual status as of March 31, 2021 and December 31, 2020. There was no accrued interest reversed against interest income for the three months ended March 31, 2021 or the year-ended December 31, 2020 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, 59% and 65%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2021 and December 31, 2020. The remaining HTM debt securities at March 31, 2021 and December 31, 2020 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the Current Expected Credit Losses (“CECL”) approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2021 and December 31, 2020. AIR on HTM debt securities totaled $2.7 million at March 31, 2021 and December 31, 2020 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

5.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $105.0 million at March 31, 2021, compared to $110.0 million at December 31, 2020. The allowance for credit losses as a percentage of loans was 1.38% at March 31, 2021, compared to 1.47% at December 31, 2020. The decrease in the allowance for credit losses from December 31, 2020 to March 31, 2021 was primarily due to the positive impact the improving economic conditions had on expected credit losses.

The Day 1 increase in the allowance for credit loss on loans relating to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was $3.0 million which decreased retained earnings by $2.3 million and increased the deferred tax asset by $0.7 million. The increase in the allowance for credit losses from Day 1 to March 31, 2020 was primarily due to macroeconomic factors surrounding the coronavirus (“COVID-19”) pandemic.

The March 31, 2021, December 31, 2020, March 31, 2020 and Day 1 allowance for credit losses calculation incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverts to long-term economic conditions over a 4-quarter reversion period on a straight-line basis. The Company considers a baseline, upside, and downside economic forecast in measuring in the allowance.

The quantitative model as of March 31, 2021 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. The baseline outlook reflected an unemployment rate environment above pre-COVID-19 levels for the entire forecast period, though steadily improving to below 5% by mid-2022. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start 2021 in the low to mid-single digits, with a peak growth rate of 10% in the fourth quarter of 2021 and steadily falling back down to normalized levels through 2023. Other utilized economic variables also showed improvement in their respective forecasts. Key assumptions in the baseline economic outlook included herd immunity expected by summer 2021, additional legislation focused on infrastructure and social benefits enacted in the second half of 2021 and GDP growth expectations at levels not seen since the 1980s. The alternative downside scenario assumed deteriorated economic and epidemiological conditions from the baseline outlook, leading to a double-dip recession. The alternative upside scenario was not incorporated by management because of the underlying assumptions, forecasted economic data and modeled default rates. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2021. Additional adjustments were made for COVID-19 related factors not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus in 2020 and 2021, including direct payments to individuals, increased unemployment benefits, the Company’s loan deferral and modification initiatives and various government-sponsored loan programs. Additionally, the Company identified a slightly higher level of criticized and classified loans at in the first quarter of 2021 than those contemplated by the model during similar economic conditions in the past for which an adjustment was made for estimated expected additional losses above modeled output. These factors were considered through a separate quantitative process and incorporated into the estimate for allowance for credit losses at March 31, 2021.

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

There were no loans purchased with credit deterioration during the three months ended March 31, 2021 or the year ended December 31, 2020. During 2020, the Company purchased $51.9 million of consumer loans at a 1% discount. The allowance for credit losses recorded for these loans on the purchase date was $3.6 million. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $22.6 million at March 31, 2021 and $23.7 million at December 31, 2020 and was included in the allowance for loan credit losses to estimate the impact of accrued interest receivable related to loans with modifications due to the pandemic as the length of time between interest recognition and the write-off of uncollectible interest could exceed 120 days, exempting these loans from our policy election for accrued interest receivable. The estimated allowance for credit losses related to AIR at March 31, 2021 was $0.5 million and $0.6 million at December 31, 2020.

The following table illustrate the changes in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2020	$50,942	$37,803	$21,255	$110,000
Charge-offs	(242)	(4,348)	(70)	(4,660)
Recoveries	118	2,075	263	2,456
Provision	(773)	(950)	(1,073)	(2,796)
Ending balance as of March 31, 2021	$50,045	$34,580	$20,375	$105,000

Balance as of January 1, 2020 (after adoption of ASC 326)	$27,156	$32,122	$16,721	$75,999
Charge-offs	(1,020)	(6,891)	(315)	(8,226)
Recoveries	228	2,235	124	2,587
Provision	15,848	10,080	3,712	29,640
Ending balance as of March 31, 2020	$42,212	$37,546	$20,242	$100,000

The decrease in the allowance for credit losses from December 31, 2020 to March 31, 2021 was primarily due to an improvement in the economic forecast. The increase in the allowance for credit losses from Day 1 to March 31, 2020 was primarily due to macroeconomic factors surrounding the COVID-19 pandemic.

Individually Evaluated Loans

As of March 31, 2021, there were five relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $15.8 million. These loans’ allowance for credit loss was $3.9 million and was determined by an estimate of the fair value of the collateral which consisted of business assets (accounts receivable, inventory and machinery and equipment). As of December 31, 2020, the same five relationships were identified to be evaluated for loss on an individual basis which had an amortized cost basis of $15.2 million and the allowance for credit loss was $3.2 million. As of Day 1, there were no relationships identified to be evaluated for loss on an individual basis.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of March 31, 2021
Commercial loans:
C&I	$1,985	$402	$-	$2,387	$4,994	$1,145,359	$1,152,740
CRE	374	291	74	739	19,512	2,430,963	2,451,214
PPP	-	-	-	-	-	536,494	536,494
Total commercial loans	$2,359	$693	$74	$3,126	$24,506	$4,112,816	$4,140,448
Consumer loans:
Auto	$4,365	$847	$503	$5,715	$1,789	$865,474	$872,978
Other consumer	2,867	1,830	1,109	5,806	286	633,245	639,337
Total consumer loans	$7,232	$2,677	$1,612	$11,521	$2,075	$1,498,719	$1,512,315
Residential	$1,096	$339	$469	$1,904	$16,818	$1,961,974	$1,980,696
Total loans	$10,687	$3,709	$2,155	$16,551	$43,399	$7,573,509	$7,633,459

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2020
Commercial loans:
C&I	$2,235	$2,394	$23	$4,652	$4,278	$1,116,686	$1,125,616
CRE	682	-	470	1,152	19,971	2,391,162	2,412,285
PPP	-	-	-	-	-	430,810	430,810
Total commercial loans	$2,917	$2,394	$493	$5,804	$24,249	$3,938,658	$3,968,711
Consumer loans:
Auto	$9,125	$1,553	$866	$11,544	$2,730	$877,831	$892,105
Other consumer	3,711	1,929	1,272	6,912	290	640,952	648,154
Total consumer loans	$12,836	$3,482	$2,138	$18,456	$3,020	$1,518,783	$1,540,259
Residential	$2,719	$309	$518	$3,546	$17,378	$1,968,991	$1,989,915
Total loans	$18,472	$6,185	$3,149	$27,806	$44,647	$7,426,432	$7,498,885

As of March 31, 2021 and December 31, 2020, there were no loans in non-accrual without an allowance for credit losses.

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

Commercial Grading System

For Commercial and Industrial (“C&I”), Paycheck Protection Program (“PPP”) and Commercial Real Estate (“CRE”) loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available. This includes comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment and management. C&I and CRE loans are graded Doubtful, Substandard, Special Mention and Pass.

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

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by vintage:

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2021
C&I
By internally assigned grade:
Pass	$113,273	$305,135	$157,578	$82,451	$34,635	$55,540	$310,850	$10,149	$1,069,611
Special mention	13	15,988	6,099	4,576	4,149	4,001	17,420	-	52,246
Substandard	-	405	7,672	8,262	2,865	4,411	6,537	527	30,679
Doubtful	-	-	-	-	203	1	-	-	204
Total C&I	$113,286	$321,528	$171,349	$95,289	$41,852	$63,953	$334,807	$10,676	$1,152,740

CRE
By internally assigned grade:
Pass	$132,195	$452,951	$356,643	$260,570	$253,673	$535,309	$134,394	$2,860	$2,128,595
Special mention	-	2,544	41,189	7,508	54,121	88,045	1,293	-	194,700
Substandard	-	534	20,160	17,651	13,719	65,288	1,253	-	118,605
Doubtful	-	-	1,897	-	-	7,417	-	-	9,314
Total CRE	$132,195	$456,029	$419,889	$285,729	$321,513	$696,059	$136,940	$2,860	$2,451,214

PPP
By internally assigned grade:
Pass	$218,938	$317,556	$-	$-	$-	$-	$-	$-	$536,494
Total PPP	$218,938	$317,556	$-	$-	$-	$-	$-	$-	$536,494

Auto
By payment activity:
Performing	$98,666	$183,147	$280,077	$173,240	$94,084	$41,451	$21	$-	$870,686
Nonperforming	10	271	596	751	664	-	-	-	2,292
Total auto	$98,676	$183,418	$280,673	$173,991	$94,748	$41,451	$21	$-	$872,978

Other consumer
By payment activity:
Performing	$67,050	$208,960	$159,896	$112,634	$47,920	$26,535	$14,923	$24	$637,942
Nonperforming	-	197	467	344	239	121	10	17	1,395
Total other consumer	$67,050	$209,157	$160,363	$112,978	$48,159	$26,656	$14,933	$41	$639,337

Residential
By payment activity:
Performing	$67,100	$233,363	$204,995	$204,255	$173,135	$808,168	$259,861	$12,532	$1,963,409
Nonperforming	-	1,379	650	2,298	2,228	10,670	-	62	17,287
Total residential	$67,100	$234,742	$205,645	$206,553	$175,363	$818,838	$259,861	$12,594	$1,980,696

Total loans	$697,245	$1,722,430	$1,237,919	$874,540	$681,635	$1,646,957	$746,562	$26,171	$7,633,459

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
C&I
By internally assigned grade:
Pass	$331,921	$182,329	$91,230	$41,856	$32,625	$32,609	$322,674	$412	$1,035,656
Special mention	20,064	6,534	5,053	4,702	1,624	2,830	13,614	-	54,421
Substandard	338	6,364	10,219	3,388	791	4,272	9,945	14	35,331
Doubtful	-	-	-	207	-	1	-	-	208
Total C&I	$352,323	$195,227	$106,502	$50,153	$35,040	$39,712	$346,233	$426	$1,125,616

CRE
By internally assigned grade:
Pass	$469,919	$361,187	$256,154	$271,874	$212,197	$383,690	$113,128	$4,034	$2,072,183
Special mention	2,051	44,034	22,260	55,039	36,830	43,537	1,297	11,524	216,572
Substandard	536	5,307	18,298	15,691	6,018	62,168	1,501	4,642	114,161
Doubtful	-	1,897	-	-	-	7,472	-	-	9,369
Total CRE	$472,506	$412,425	$296,712	$342,604	$255,045	$496,867	$115,926	$20,200	$2,412,285

PPP
By internally assigned grade:
Pass	$430,810	$-	$-	$-	$-	$-	$-	$-	$430,810
Total PPP	$430,810	$-	$-	$-	$-	$-	$-	$-	$430,810

Auto
By payment activity:
Performing	$197,881	$314,034	$201,850	$115,977	$45,495	$13,250	$22	$-	$888,509
Nonperforming	359	1,140	1,135	525	437	-	-	-	3,596
Total auto	$198,240	$315,174	$202,985	$116,502	$45,932	$13,250	$22	$-	$892,105

Other consumer
By payment activity:
Performing	$234,628	$178,411	$127,549	$55,676	$14,255	$17,414	$18,588	$71	$646,592
Nonperforming	339	418	307	265	90	133	10	-	1,562
Total other consumer	$234,967	$178,829	$127,856	$55,941	$14,345	$17,547	$18,598	$71	$648,154

Residential
By payment activity:
Performing	$237,338	$210,505	$213,437	$182,993	$164,424	$684,495	$268,878	$9,991	$1,972,061
Nonperforming	1,245	659	2,318	2,535	902	10,195	-	-	17,854
Total residential	$238,583	$211,164	$215,755	$185,528	$165,326	$694,690	$268,878	$9,991	$1,989,915

Total loans	$1,927,429	$1,312,819	$949,810	$750,728	$515,688	$1,262,066	$749,657	$30,688	$7,498,885

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

As of March 31, 2021, the allowance for losses on unfunded commitments totaled $5.9 million, compared to $6.4 million as of December 31, 2020

Troubled Debt Restructuring

When the Company modifies a loan in a troubled debt restructuring (“TDR”), such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount. Residential and Consumer TDRs occurring during 2021 and 2020 were due to the reduction in the interest rate or extension of the term.

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

The Company began offering loan modifications to assist borrowers during the COVID-19 national emergency. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), along with a joint agency statement issued by banking regulatory agencies, provides that modifications made in response to COVID-19 do not need to be accounted for as a TDR. The Company evaluated the modification programs provided to its borrowers and has concluded the modifications were generally made in accordance with the CARES Act guidance to borrowers who were in good standing prior to the COVID-19 pandemic and are not required to be designated as TDRs.

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer loans:
Auto	-	$-	$-	1	$44	$44
Total consumer loans	-	$-	$-	1	$44	$44
Residential	3	$242	$252	7	$691	$735
Total TDRs	3	$242	$252	8	$735	$779

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
C&I	-	$-	1	$387
Total commercial loans	-	$-	1	$387
Consumer loans:
Auto	2	$18	-	$-
Total consumer loans	2	$18	-	$-
Residential	17	$624	16	$803
Total TDRs	19	$642	17	$1,190

6.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at March 31, 2021. Benefits paid from the Plan are based on age, years of service, compensation, social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives of Alliance Financial Corporation (“Alliance”) when the Company acquired Alliance. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the pension and other benefits plans during the three months ended March 31, 2021 and 2020.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2021	2020	2021	2020
Components of net periodic (benefit) cost:
Service cost	$485	$446	$2	$2
Interest cost	677	809	45	55
Expected return on plan assets	(2,203)	(2,105)	-	-
Net amortization	313	368	13	13
Total net periodic (benefit) cost	$(728)	$(482)	$60	$70

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Basic EPS:
Weighted average common shares outstanding	43,559	43,835
Net income available to common stockholders	$39,846	$10,368
Basic EPS	$0.91	$0.24

Diluted EPS:
Weighted average common shares outstanding	43,559	43,835
Dilutive effect of common stock options and restricted stock	331	295
Weighted average common shares and common share equivalents	43,890	44,130
Net income available to common stockholders	$39,846	$10,368
Diluted EPS	$0.91	$0.23

There was a nominal number of stock options outstanding for the three months ended March 31, 2021 and March 31, 2020, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

8.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of  AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
AFS securities:
Gains on AFS securities	$-	$(3)	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	142	173	Interest income
Tax effect	$(35)	$(42)	Income tax (benefit)
Net of tax	$107	$128

Cash flow hedges:
Net unrealized losses on cash flow hedges reclassified to interest expense	$21	$10	Interest expense
Tax effect	$(5)	$(3)	Income tax (benefit)
Net of tax	$16	$7

Pension and other benefits:
Amortization of net losses	$298	$358	Other noninterest expense
Amortization of prior service costs	28	23	Other noninterest expense
Tax effect	$(81)	$(95)	Income tax (benefit)
Net of tax	$245	$286

Total reclassifications, net of tax	$368	$421

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

The Company is subject to over-the-counter derivative clearing requirements, which require certain derivatives to be cleared through central clearing houses. Accordingly, the Company began to clear certain derivative transactions through the Chicago Mercantile Exchange Clearing House (“CME”) in January of 2021. This clearing house requires the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts. A daily settlement occurs through the CME for changes in the fair value of centrally cleared derivatives. Not all of the derivatives are required to be cleared through the daily clearing agent. As a result, the total fair values of loan level derivative assets and liabilities recognized on the Company’s financial statements are not equal and offsetting.

As of March 31, 2021 and December 31, 2020, the Company had seventeen risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

Derivatives Designated as Hedging Instruments

The Company has previously entered into interest rate swaps to modify the interest rate characteristics of certain short-term Federal Home Loan Bank (“FHLB”) advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of March 31, 2021
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,268,421	Other assets	$70,589	$1,268,421	Other liabilities	$70,589
Risk participation agreements	72,131	Other assets	124	39,153	Other liabilities	72
Total derivatives not designated as hedging instruments			$70,713			$70,661
Netting adjustments(1)			100			513
Net derivatives in the balance sheet			$70,613			$70,148
Derivatives not offset on the balance sheet			$9,911			$9,911
Cash collateral(2)			-			50,126
Net derivative amounts			$60,702			$10,111

As of December 31, 2020
Derivatives designated as hedging instruments
Interest rate derivatives	$-	Other assets	$-	$25,000	Other liabilities	$34

Derivatives not designated as hedging instruments
Interest rate derivatives	$1,223,584	Other assets	$108,487	$1,223,584	Other liabilities	$108,487
Risk participation agreements	72,528	Other assets	292	39,785	Other liabilities	125
Total derivatives not designated as hedging instruments			$108,779			$108,612
Cash collateral(2)			-			107,350
Net derivative amounts			$108,779			$1,262

(1)Netting adjustments represents the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance on the settle to market rules for cleared derivatives. The CME legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral. Company began to clear certain derivative transactions through the CME in 2021.

(2)Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consist of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s short-term rate borrowings. During the three months ended March 31, 2021 the Company’s final cash flow hedge of interest rate risk matured and the renaming balance was reclassified from AOCI as a reduction to interest expense. There is no additional amount that will be reclassified from AOCI as a reduction to interest expense.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

	March 31,
(In thousands)	2021	2020
Derivatives designated as hedging instruments:
Interest rate derivatives - included component
Amount of (loss) recognized in other comprehensive income	$-	$(255)
Amount of loss reclassified from AOCI into interest expense	21	10

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	March 31,
(In thousands)	2021	2020
Derivatives not designated as hedging instruments:
(Increase) decrease in other income	$(115)	$143

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions. Valuations are adjusted to reflect illiquidity and/or nontransferability and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate will be used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets and changes in financial ratios or cash flows.

The following tables sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	March 31, 2021
Assets:
AFS securities:
Federal agency	$-	$248,887	$-	$248,887
State & municipal	-	48,025	-	48,025
Mortgage-backed	-	673,239	-	673,239
Collateralized mortgage obligations	-	388,713	-	388,713
Corporate	-	28,164	-	28,164
Total AFS securities	$-	$1,387,028	$-	$1,387,028
Equity securities	30,247	2,000	-	32,247
Derivatives	-	70,713	-	70,713
Total	$30,247	$1,459,741	$-	$1,489,988

Liabilities:
Derivatives	$-	$70,661	$-	$70,661
Total	$-	$70,661	$-	$70,661

(In thousands)	Level 1	Level 2	Level 3	December 31, 2020
Assets:
AFS securities:
Federal agency	$-	$243,597	$-	$243,597
State & municipal	-	43,180	-	43,180
Mortgage-backed	-	595,839	-	595,839
Collateralized mortgage obligations	-	437,804	-	437,804
Corporate	-	28,278	-	28,278
Total AFS securities	$-	$1,348,698	$-	$1,348,698
Equity securities	28,737	2,000	-	30,737
Derivatives	-	108,779	-	108,779
Total	$28,737	$1,459,477	$-	$1,488,214

Liabilities:
Derivatives	$-	$108,646	$-	$108,646
Total	$-	$108,646	$-	$108,646

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The non-recurring fair value measurements recorded during the three month period ended March 31, 2021 and the year ended December 31, 2020 were related to impaired loans, write-downs of other real estate owned and write-down of branch assets to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

As of March 31, 2021, the Company had collateral dependent individually evaluated loans with a carrying value of $15.8 million, which had an estimated allowance for credit loss of $3.9 million. As of December 31, 2020, the Company had collateral dependent individually evaluated loans with a carrying value of $15.2 million, which had an estimated allowance for credit loss of $3.2 million.

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

		March 31, 2021		December 31, 2020
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$592,999	$600,176	$616,560	$636,827
Net loans	3	7,634,754	7,677,033	7,390,004	7,530,033
Financial liabilities:
Time deposits	2	$604,373	$606,134	$633,479	$638,721
Long-term debt	2	14,069	14,651	39,097	39,820
Subordinated debt	1	100,000	105,024	100,000	103,277
Junior subordinated debt	2	101,196	108,841	101,196	108,926

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $2.1 billion at March 31, 2021 and $2.2 billion at December 31, 2020.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $54.6 million at March 31, 2021 and $54.0 million at December 31, 2020. As of March 31, 2021 and December 31, 2020, the fair value of the Company’s standby letters of credit was not significant.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020 for an understanding of the following discussion and analysis. Operating results for the three month period ending March 31, 2021 are not necessarily indicative of the results of the full year ending December 31, 2021 or any future period.

Forward-Looking Statements

Certain statements in this filing and future filings by the NBT Bancorp Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, Economic Growth, Regulatory Relief, Consumer Protection Act of 2018, Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and other legislative and regulatory responses to the coronavirus (“COVID-19”) pandemic; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; (20) the adverse impact on the U.S. economy, including the markets in which we operate, of the novel coronavirus, which causes COVID-19 global pandemic; and (21) the Company’s success at managing the risks involved in the foregoing items.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company, its customers and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on the Company’s customers and demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, national and local economic activity, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

The Company’s policies on the CECL method for allowance for credit losses, pension accounting and provision for income taxes are disclosed in Note 1 to the consolidated financial statements presented in our 2020 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2020 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported. Refer to Note 3 to the unaudited interim consolidated finance statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The Company’s results in 2020 and 2021 have been impacted by the COVID-19 pandemic and the CECL accounting methodology, including the estimated impact of the COVID-19 pandemic on expected credit losses. The following information should be considered in connection with the Company’s results for the three months ended March 31, 2021:

●	net income of $39.8 million, up $5.7 million from the fourth quarter of 2020 and up $29.5 million from the first quarter of 2020;
●	diluted earnings per share of $0.91, up $0.13 from the fourth quarter of 2020 and up $0.68 from the first quarter of 2020;
●	pre-provision net revenue (“PPNR”)(1) for the first quarter of 2021 was $47.5 million compared to $48.2 million in the previous quarter and $44.9 million in the first quarter of 2020;
●	period end loans were $7.6 billion, up 7%, annualized, from December 31, 2020 (0.4% excluding Paycheck Protection Program (“PPP”) loans);
●	net charge-offs to average loans of 0.12%, annualized (0.13% excluding PPP loans) and allowance for loan losses to total loans at 1.38% (1.48% excluding PPP loans and related allowance);
●	book value per share of $27.43 at March 31, 2021; tangible book value per share grew 1% for the quarter and 9% from March 31, 2020 to $20.71(2).

(1)
PPNR is a Non-GAAP financial measure that management believes is useful in evaluating the underlying operating results of the Company excluding the volatility in loan loss provision due to CECL adoption and the impact of the COVID-19 pandemic, net securities gains (losses) and non-recurring income and/or expense.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income before income tax expense	$51,001	$12,083
FTE adjustment	302	329
Provision for loan losses	(2,796)	29,640
Net securities (gains) losses	(467)	812
Nonrecurring expense	-	-
Provision for unfunded loan commitments reserve	(500)	2,000
PPNR	$47,540	$44,864

(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.

COVID-19 Pandemic and Company Response

The year 2020 began with overall stable U.S. economic conditions that were significantly impacted by the COVID-19 pandemic and subsequent shut-down of non-essential business throughout the Company’s footprint. A prolonged global pandemic like COVID-19 could adversely affect our operations. The results of operations and the ultimate effect of pandemic will depend on numerous factors that are highly uncertain including how long restrictions for business and individuals will last, further information around the severity of the virus itself, additional actions taken by federal, state and local governments to contain and treat COVID-19 and what, if any, additional government relief will be provided. The expected impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has not fully manifested. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Company. Once these stimulus programs have been exhausted, the Company’s credit metrics may worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon the resurgence of the virus, including any new strains, offset by the potency of the vaccine along with its extensive distribution, and the ability for customers and businesses to return to their prepandemic routines. However, economic uncertainty remains relatively high and volatility is expected to continue in 2021.

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

The Company has been a participant in the Small Business Administration’s Paycheck Protection Program (“PPP”), a loan guarantee program created under the CARES Act targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration (“SBA”), whose guarantee is backed by the full faith and credit of the United States. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally-applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. The Company processed approximately 2,500 loans totaling $250 million in relief as of March 31, 2021 as compared to 3,000 loans totaling over $548 million in 2020. The Company is supporting PPP’s application and forgiveness processes with online resources, educational webinars and a CPA partnership. As of April 23, 2021, the Company has received payment from the SBA on 1,773 of our loans totaling $281.6 million.

On December 27, 2020, the President signed into law the Consolidated Appropriation Act (“CAA”). The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. The Company is participating in the CAA’s second round of PPP lending. In mid-January the Company opened its lending portal and began processing PPP loan applications from current and new customers. As of March 31, 2021, the Company has originated $250 million in PPP loans during this round with an average loan size of $99,000 and is continuing to receive applications.

The Company established a committee to ensure employee and customer safety and nimble response across geographic and functional areas. The five focus areas for the Company’s reopening are employee well-being, alternate work plans, physical workspace, working with customers and vendors, and policies, training and communication. The Committee monitored state and local responses and adapted physical locations across its footprint in its re-opening plans and will continue to monitor and adapt its response as the impact of COVID-19 continues to develop. The Company has taken significant actions to address the needs of employees and customers

The Company has taken further steps to address the safety of its employees and its customers:
●	Employees
-	Health and safety protocols protect branch and onsite workers.
-	Full-time remote and hybrid work arrangements continue for the majority of non-branch staff. Work-from-home experiences have been enhanced through investment in digital tools and technology.
-	Offered additional benefits for health, childcare/eldercare needs and well-being including paid time off flexibility and childcare assistance program.
-	Cross-training and redeployment programs directing staff resources to areas of greatest need.
●	Customers
-	Branch lobbies fully accessible starting March 8, 2021.
-	31% increase in consumer digital adoption since March 2020, including a 60% increase in online account opening and a 95% increase in mobile dollars deposited.
-	30% increase in self service transactions from March 2020, previously conducted at teller lines or through a call center.
-	New mobile, online, business banking and mortgage banking platforms launched in 2020.

Results of Operations

The Company reported net income of $39.8 million for the three months ended March 31, 2021, up $5.7 million from the fourth quarter of 2020 and up $29.5 million from the first quarter of 2020. Diluted earnings per share for the three months ended March 31, 2021 was $0.91, as compared with $0.78 for the prior quarter, and $0.23 for the first quarter of 2020. Net interest income was $79.1 million for the three months ended March 31, 2021, down $1.1 million, or 1.3%, from the fourth quarter of 2020 and up $1.9 million or 2.4% from the first quarter of 2020. The fully taxable equivalent (“FTE”) net interest margin (annualized) for the first quarter of 2021 was 3.17%, down 3 basis points (“bps”) from the fourth quarter of 2020 and down 35 bps from the first quarter of 2020. Average interest earning assets were up $155.5 million, or 1.6%, from the prior quarter and grew $1.3 billion, or 14.4%, from the first quarter of 2020. The provision for loan losses totaled ($2.8) million for the three months ended March 31, 2021, as compared with ($0.6) million in the fourth quarter of 2020 and $29.6 million in the first quarter of 2020. Return on average assets (annualized) was 1.46% for the three months ended March 31, 2021 as compared to 1.24% for the prior quarter and 0.43% for the same period last year. Return on average equity (annualized) was 13.57% for the three months ended March 31, 2021 as compared to 11.59% for the prior quarter and 3.69% for the three months ended March 31, 2020. Return on average tangible common equity (annualized) was 18.24% for the three months ended March 31, 2021 as compared to 15.71% for the prior quarter and 5.24% for the three months ended March 31, 2020.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income	$39,846	$10,368
Amortization of intangible assets (net of tax)	609	626
Net income, excluding intangible amortization	$40,455	$10,994

Average stockholders’ equity	$1,191,280	$1,129,595
Less: average goodwill and other intangibles	291,921	286,400
Average tangible common equity	$899,359	$843,195

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

Net interest income was $79.1 million for the first quarter of 2021, down $1.1 million, or 1.3%, from the fourth quarter of 2020. The FTE net interest margin was 3.17% for the three months ended March 31, 2021, a decrease of 3 bps from the previous quarter. Interest income decreased $2.1 million, or 2.5%, as the yield on average interest-earning assets decreased 8 bps from the prior quarter to 3.38%, while average interest-earning assets of $10.1 billion increased $155.5 million from the prior quarter. Interest expense was down $1.1 million, or 17.0%, as the cost of interest-bearing liabilities decreased 6 bps to 0.34% for the quarter ended March 31, 2021, driven by interest-bearing deposit costs decreasing 5 bps along with decreased short-term and long-term borrowings cost.

Net interest income was $79.1 million for the first quarter of 2021, up $1.9 million, or 2.4%, from the first quarter of 2020. The FTE net interest margin of 3.17% was down 35 bps from the first quarter of 2020. Interest income decreased $5.1 million, or 5.7%, as the yield on average interest-earning assets decreased 69 bps from the same period in 2020, and average interest-earning assets increased $1.3 billion, or 14.4%, primarily due to higher levels of short-term interest bearing assets as deposit inflows from federal stimulus programs earning asset growth and an increase in average loans due to PPP loan originations. Interest expense decreased $7.0 million, or 57.0%, as the cost of interest-bearing liabilities decreased 48 bps, driven by interest-bearing deposit costs decreasing 48 bps along with a 110 bps decrease in short-term borrowings cost.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	March 31, 2021			December 31, 2020			March 31, 2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest bearing accounts	$587,358	$136	0.09%	$552,529	$146	0.11%	$74,695	$238	1.28%
Securities available for sale (1)(3)	1,346,380	5,544	1.67%	1,230,411	5,478	1.77%	962,527	5,753	2.40%
Securities held to maturity (1)(3)	607,407	3,646	2.43%	640,422	3,801	2.36%	622,398	4,353	2.81%
Federal Reserve Bank and FHLB stock	25,606	155	2.45%	28,275	422	5.94%	39,784	591	5.97%
Loans (2) (3)	7,574,337	75,131	4.02%	7,533,953	76,912	4.06%	7,163,114	78,795	4.42%
Total interest-earning assets	$10,141,088	$84,612	3.38%	$9,985,590	$86,759	3.46%	$8,862,518	$89,730	4.07%
Other assets	960,994			954,123			885,570
Total assets	$11,102,082			$10,939,713			$9,748,088

Liabilities and stockholders’ equity
Money market deposit accounts	$2,484,120	$1,391	0.23%	$2,455,510	$1,668	0.27%	$2,101,306	$5,250	1.00%
NOW deposit accounts	1,358,955	169	0.05%	1,315,370	168	0.05%	1,086,205	283	0.10%
Savings deposits	1,547,983	195	0.05%	1,465,562	192	0.05%	1,276,285	181	0.06%
Time deposits	615,343	1,417	0.93%	645,288	1,859	1.15%	842,989	3,390	1.62%
Total interest-bearing deposits	$6,006,401	$3,172	0.21%	$5,881,730	$3,887	0.26%	$5,306,785	$9,104	0.69%
Short-term borrowings	115,182	70	0.25%	175,597	193	0.44%	533,516	1,797	1.35%
Long-term debt	19,913	124	2.53%	59,488	369	2.47%	64,194	393	2.46%
Subordinated debt	98,095	1,359	5.62%	97,984	1,339	5.44%	-	-	-
Junior subordinated debt	101,196	530	2.12%	101,196	545	2.14%	101,196	926	3.68%
Total interest-bearing liabilities	$6,340,787	$5,255	0.34%	$6,315,995	$6,333	0.40%	$6,005,691	$12,220	0.82%
Demand deposits	3,319,024			3,178,410			2,398,307
Other liabilities	250,991			271,206			214,495
Stockholders’ equity	1,191,280			1,174,102			1,129,595
Total liabilities and stockholders’ equity	$11,102,082			$10,939,713			$9,748,088
Net interest income (FTE)		$79,357			$80,426			$77,510
Interest rate spread			3.04%			3.06%			3.25%
Net interest margin (FTE)			3.17%			3.20%			3.52%
Taxable equivalent adjustment		$302			$318			$329
Net interest income		$79,055			$80,108			$77,181

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended March 31,	Increase (Decrease) 2021 over 2020
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$296	$(398)	$(102)
Securities available for sale	1,855	(2,064)	(209)
Securities held to maturity	(107)	(600)	(707)
Federal Reserve Bank and FHLB stock	(164)	(272)	(436)
Loans	4,076	(7,740)	(3,664)
Total FTE interest income	$5,956	$(11,074)	$(5,118)
Money market deposit accounts	$800	$(4,659)	$(3,859)
NOW deposit accounts	58	(172)	(114)
Savings deposits	35	(21)	14
Time deposits	(769)	(1,204)	(1,973)
Short-term borrowings	(845)	(882)	(1,727)
Long-term debt	(279)	10	(269)
Subordinated debt	1,359	-	1,359
Junior subordinated debt	-	(396)	(396)
Total FTE interest expense	$359	$(7,324)	$(6,965)
Change in FTE net interest income	$5,597	$(3,750)	$1,847

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2021	2020
Service charges on deposit accounts	$3,027	$3,997
ATM and debit card fees	6,862	5,854
Retirement plan administration fees	10,098	7,941
Wealth management	7,910	7,273
Insurance	3,461	4,269
Bank owned life insurance	1,381	1,374
Net securities gains (losses)	467	(812)
Other	3,832	5,527
Total noninterest income	$37,038	$35,423

Noninterest income for the three months ended March 31, 2021 was $37.0 million, down $1.1 million, or 2.8%, from the prior quarter and up $1.6 million, or 4.6%, from the first quarter of 2020. Excluding net securities gains (losses), noninterest income for the three months ended March 31, 2021 would have been $36.6 million, down $1.4 million, or 3.6% from the prior quarter and up $0.3 million, or 0.9% from the first quarter of 2020. Excluding net securities gains (losses), the decrease from the prior quarter was primarily driven by lower service charges on deposit accounts due to lower overdraft charges as customer average account balances have increased due to inflows of federal stimulus payments during the COVID-19 pandemic and lower swap fees, partly offset by an increase in retirement plan administration fees driven by market performance and organic growth. Excluding net securities gains (losses), the increase from the first quarter of 2020 was primarily due to an increase in retirement plan administration fees due to the April 1, 2020 acquisition of Alliance Benefit Group of Illinois, Inc. (“ABG”), and an increase in ATM and debit card fees due to increased volume and higher per transaction rates, partly offset by lower swap fees and lower mortgage banking income.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2021	2020
Salaries and employee benefits	$41,601	$40,750
Occupancy	5,873	5,995
Data processing and communications	4,731	4,233
Professional fees and outside services	3,589	3,897
Equipment	5,177	4,642
Office supplies and postage	1,499	1,636
FDIC expenses	808	311
Advertising	451	609
Amortization of intangible assets	812	834
Loan collection and other real estate owned, net	590	1,017
Other	2,757	6,957
Total noninterest expense	$67,888	$70,881

Noninterest expense for the three months ended March 31, 2021 was $67.9 million, down $7.3 million, or 9.7%, from the prior quarter and down $3.0 million, or 4.2%, from the first quarter of 2020. The decrease from the prior quarter was primarily due to $4.1 million in branch optimization costs incurred during the fourth quarter of 2020, a $1.4 million decrease in the provision for the reserve for unfunded commitments, lower professional fees and outside services due to timing of initiatives, partly offset by an increase in salaries and employee benefits expense driven by seasonally higher payroll taxes and stock-based compensation expense and an increase in data processing and communications driven by charges related to the addition of a digitized PPP platform. The decrease from the first quarter of 2020 was driven by decreases in other noninterest expense due to a $2.5 million decrease in the reserve for unfunded commitments, lower travel training expenses during the COVID-19 pandemic and lower pension costs, partly offset by an increase in salary and employee benefits expense due to the ABG acquisition and an increase in data processing and communications driven by charges related to the addition of a digitized PPP platform.

Income Taxes

Income tax expense for the three months ended March 31, 2021 was $11.2 million, up $1.7 million, from the prior quarter and up $9.4 million from the first quarter of 2020. The effective tax rate was 21.9% for the first quarter of 2021 compared to 21.6% for the fourth quarter of 2020 and 14.2% for the first quarter of 2020. The increase in income tax expense from the prior quarter and from the first quarter of 2020 was due to a higher level of taxable income.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $16.3 million, or 0.8%, from December 31, 2020 to March 31, 2021. The securities portfolio represented 17.4% of total assets as of March 31, 2021 as compared to 18.3% of total assets as of December 31, 2020.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2021	December 31, 2020
Mortgage-backed securities:
With maturities 15 years or less	20%	21%
With maturities greater than 15 years	12%	8%
Collateral mortgage obligations	30%	35%
Municipal securities	14%	13%
U.S. agency notes	21%	20%
Corporate	1%	1%
Equity securities	2%	2%
Total	100%	100%

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

Loans

A summary of loans, net of deferred fees and origination costs, by type (1) for the periods indicated follows:

(In thousands)	March 31, 2021	December 31, 2020
Commercial	$1,271,319	$1,267,679
Commercial real estate	2,437,811	2,380,358
Paycheck protection program	536,494	430,810
Residential real estate	1,478,216	1,466,662
Indirect auto	913,083	931,286
Specialty lending	577,509	579,644
Home equity	369,633	387,974
Other consumer	49,394	54,472
Total loans	$7,633,459	$7,498,885

(1)	Loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans increased $134.6 million, or 7.3% annualized from December 31, 2020 to March 31, 2021. Total PPP loans as of March 31, 2021 were $536.5 million (net of unamortized fees). The following PPP loan activity occurred during the first quarter of 2021: $250 million in PPP loan originations, $132.8 million of loans forgiven and $6.2 million of interest and fees recognized into interest income. Excluding PPP loans, period end loans increased $28.9 million from December 31, 2020. Commercial and industrial loans decreased $3.6 million to $1.3 billion; commercial real estate loans increased $57.5 million to $2.4 billion; and total consumer loans decreased $32.2 million to $3.4 billion. Total loans represented approximately 66.2% of assets as of March 31, 2021, as compared to 68.6% as of December 31, 2020.

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

The allowance for credit losses totaled $105.0 million at March 31, 2021, compared to $110.0 million at December 31, 2020 and $100.0 million at March 31, 2020. The allowance for credit losses as a percentage of loans was 1.38% (1.48% excluding PPP loans) at March 31, 2021, compared to 1.47% (1.56% excluding PPP loans) at December 31, 2020 and 1.38% at March 31, 2020. The decrease in the allowance for credit losses from December 31, 2020 to March 31, 2021 was primarily due to the improved economic conditions in the CECL forecast. The increase in the allowance for credit losses from March 31, 2020 was primarily due to specific allowance for credit losses on individually analyzed credits.

The provision for loan losses was ($2.8) million for three months ended March 31, 2021, compared to ($0.6) million in the prior quarter and $29.6 million for the same period in the prior year. Provision expense decreased from the prior quarter due to improved economic conditions in the CECL forecast. Provision expense decreased from the same period in the prior year due primarily to the improved economic condition forecast in the current quarter as compared to significant deterioration of the economic forecast that took place at the end of first quarter in 2020 due to COVID-19. Net charge-offs totaled $2.2 million during the three months ended March 31, 2021, compared to net charge-offs of $3.9 million during the fourth quarter of 2020 and $5.6 million in the first quarter of 2020.

As of March 31, 2021, the unfunded commitment reserve totaled $5.9 million, compared to $6.4 million as of December 31, 2020 and $5.7 million as of March 31, 2020. The decrease in the unfunded commitment reserve in 2021 compared to 2020 is primarily related to the improved economic conditions.

Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing, restructured loans, other real estate owned (“OREO”) and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and nonperforming loans specifically evaluated for impairment is $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$23,825	55%	$23,557	53%
Residential	12,660	29%	13,082	29%
Consumer	2,075	5%	3,020	7%
Troubled debt restructured loans	4,839	11%	4,988	11%
Total nonaccrual loans	$43,399	100%	$44,647	100%

Loans 90 days or more past due and still accruing:
Commercial	$74	3%	$493	16%
Residential	469	22%	518	16%
Consumer	1,612	75%	2,138	68%
Total loans 90 days or more past due and still accruing	$2,155	100%	$3,149	100%

Total nonperforming loans	$45,554		$47,796
OREO	1,318		1,458
Total nonperforming assets	$46,872		$49,254

Total nonperforming loans to total loans	0.60%		0.64%
Total nonperforming assets to total assets	0.41%		0.45%
Allowance for credit losses to total nonperforming loans	230.50%		230.14%

Total nonperforming assets were $46.9 million at March 31, 2021, compared to $49.3 million at December 31, 2020 and $34.6 million at March 31, 2020. Nonperforming loans at March 31, 2021 were $45.6 million, or 0.60%, of total loans (0.64% excluding PPP loan originations), compared with $47.8 million, or 0.64% of total loans (0.68% excluding PPP loan originations) and $32.3 million, or 0.45% at March 31, 2020.

The increase in nonperforming loans as compared to a year ago resulted primarily from five COVID-19 impacted commercial relationships totaling $15.8 million on non-accrual as of March 31, 2021. Past due loans as a percentage of total loans was 0.22% at March 31, 2021 (0.23% excluding PPP loan originations), down from 0.37% at December 31, 2020 (0.39% excluding PPP loan originations) and down from 0.51% at March 31, 2020.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act, along with a joint agency statement issued by banking regulatory agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring (“TDR”). The Company evaluated the short-term modification programs provided to its borrowers and has concluded the modifications were generally made to borrowers who were in good standing prior to the COVID-19 pandemic and the modifications were temporary and minor in nature and therefore do not qualify for designation as TDRs. As of March 31, 2021, 1.0% of total loans outstanding (excluding PPP loan originations) were in payment deferral programs, of which 87% are commercial borrowers and 13% are consumer borrowers. As of December 31, 2020, 1.6% of total loans outstanding (excluding PPP loan originations) were in payment deferral programs, of which 80% were commercial borrowers and 20% were consumer borrowers.

In addition to nonperforming loans discussed above, the Company has also identified approximately $136.7 million in potential problem loans at March 31, 2021 as compared to $136.6 million at December 31, 2020. The increase in potential problem loans is primarily due to the Company’s proactive approach to risk ratings throughout the deferral process and relates to higher risk industries impacted by the COVID-19 pandemic. Higher risk industries include entertainment, restaurants, retail, healthcare and accommodations. As of March 31, 2021, 8.7% of the Company’s outstanding loans were in higher risk industries due to the COVID-19 pandemic. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $9.8 billion at March 31, 2021, up $734.2 million, or 8.1%, from December 31, 2020. Total average deposits increased $1.6 billion, or 21.0%, from the same period last year. The growth was driven primarily by an increase of $920.7 million, or 38.4%, in demand deposits, combined with an increase in interest-bearing deposits of $699.6 million, or 13.2%, due to growth in money market deposit accounts (“MMDA”), NOW deposit accounts and savings deposit accounts, partly offset by a decrease in time accounts. The high rate of deposit growth was primarily due to funding of PPP loans and various government support programs.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $95.3 million at March 31, 2021 compared to $168.4 million at December 31, 2020. The notional value of interest rate swaps hedging cash flow related to short-term borrowings totaled $25.0 million at December 31, 2020 and matured during the three months ending March 31, 2021. Long-term debt was $14.1 million at March 31, 2021 and $39.1 million at December 31, 2020.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost, which is being amortized on a straight-line basis, was $2.2 million. As of March 31, 2021 and December 31, 2020 the subordinated debt net of unamortized issuance costs was $98.2 million and $98.1 million, respectively.

Capital Resources

Stockholders’ equity of $1.2 billion represented 10.32% of total assets at March 31, 2021 compared with $1.2 billion, or 10.86% as of December 31, 2020. Stockholders’ equity was consistent with December 31, 2020 as net income of $39.8 million for the three months ending March 31, 2021 was offset by a decrease in accumulated other comprehensive income of $17.1 million, dividends declared of $11.7 million during the period and repurchase of common stock of $9.0 million.

The Company purchased 257,031 shares of common stock during the first quarter of 2021 at a weighted average price of $35.09 per share excluding commissions under a previously announced plan. As of March 31, 2021, there were 1,742,969 shares available for repurchase under this plan authorized on October 28, 2019, amended on January 27, 2021 and set to expire on December 31, 2021.

The Board of Directors considers the Company’s earnings position and earnings potential when making dividend decisions. The Board of Directors approved a second-quarter 2021 cash dividend of $0.27 per share at a meeting held on April 26, 2021. The dividend will be paid on June 15, 2021 to stockholders of record as of June 1, 2021.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2021 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	March 31, 2021	December 31, 2020
Tier 1 leverage ratio	9.60%	9.56%
Common equity tier 1 capital ratio	12.13%	11.84%
Tier 1 capital ratio	13.38%	13.09%
Total risk-based capital ratio	15.92%	15.62%
Cash dividends as a percentage of net income	29.44%	45.22%
Per common share:
Book value	$27.43	$27.22
Tangible book value (1)	$20.71	$20.52
Tangible equity ratio (2)	8.00%	8.41%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

In March 2020, the Office of Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (“FDIC”)announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. Under the modified CECL transition provision, the regulatory capital impact of the January 1, 2020 CECL adoption date adjustment to the allowance for credit losses (after-tax) has been deferred and will phase into regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, the Company is allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020 and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020 and December 31, 2021, will also phase into regulatory capital at 25% per year commencing January 1, 2022. The Company adopted the capital transition relief over the permissible five-year period.

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

To manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. The Management’s Asset Liability Committee (“ALCO”) meets monthly to review the Company’s interest rate risk position and profitability and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets rolling over at lower yields while interest-bearing liabilities remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a modest increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the +200/+100/-50 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2021 balance sheet position:

Interest Rate Sensitivity Analysis Change in interest rates (In basis points)	Percent change in net interest income
+200	6.07%
+100	2.77%
-50	(0.72%)

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At March 31, 2021, the Company’s Basic Surplus measurement was 29.4% of total assets or approximately $3.4 billion as compared to the December 31, 2020 Basic Surplus of 25.7% or $2.8 billion and which was above the Company’s minimum of 5% (calculated at $576.9 million and $546.6 million, of period end total assets at March 31, 2021 and December 31, 2020, respectively) set forth in its liquidity policies.

At March 31, 2021 and December 31, 2020, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $14.1 million and $64.1 million, respectively. At March 31, 2021 and December 31, 2020, the Bank had $65.0 million and $74.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.7 billion at March 31, 2021 and $1.6 billion at December 31, 2020. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $743.3 million and $839.4 million at March 31, 2021 and December 31, 2020, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.9 billion at March 31, 2021 and $1.8 billion at December 31, 2020. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans as collateral. At March 31, 2021 and December 31, 2020, the Bank had the capacity to borrow $619.2 million and $658.1 million, respectively, from this program. In addition, due to the creation of the Paycheck Protection Program Liquidity Facility during 2020, the Bank has the ability to borrow $568.5 million and $447.8 million through this program as of 568.5 and December 31, 2020, respectively. The Company’s internal policies authorize borrowings up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $2.8 billion at March 31, 2021 and $2.6 billion at December 31, 2020.

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

At March 31, 2021, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is depleted, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At March 31, 2021, approximately $149.3 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company’s 2020 Annual Report on Form 10-K.

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A of our 2020 Annual Report on Form 10-K.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plans(1)
1/1/21 - 1/31/21	-	$-	-	2,000,000
2/1/21 - 2/28/21	257,031	35.09	257,031	1,742,969
3/1/21 - 3/31/21	-	-	-	1,742,969
Total	257,031	$35.09	257,031	1,742,969

(1)
The Company purchased 257,031 shares of its common stock during the first quarter of 2021 at an average price of $35.09 per share under a previously announced plan. As of March 31, 2021, there were 1,742,969 shares available for repurchase under this plan announced on October 28, 2019, amended on January 27, 2021 and set to expire on December 31, 2021.

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

10.1	Compensation arrangement for Interim Chief Financial Officer and Chief Accounting Officer.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 6th day of May 2021.

NBT BANCORP INC.

By:	/s/ John V. Moran
John V. Moran
Executive Vice President
Chief Financial Officer