Form 10-Q
period 2021-06-30
NBT BANCORP INC
filed 2021-08-06
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021.

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

As of July 31, 2021, there were 43,336,021 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended June 30, 2021

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2021	2020
(In thousands, except share and per share data)
Assets
Cash and due from banks	$183,185	$159,995
Short-term interest-bearing accounts	883,758	512,686
Equity securities, at fair value	32,806	30,737
Securities available for sale, at fair value	1,534,733	1,348,698
Securities held to maturity (fair value $632,954 and $636,827, respectively)	622,351	616,560
Federal Reserve and Federal Home Loan Bank stock	25,132	27,353
Loans held for sale	1,404	1,119
Loans	7,517,627	7,498,885
Less allowance for loan losses	98,500	110,000
Net loans	$7,419,127	$7,388,885
Premises and equipment, net	72,482	74,206
Goodwill	280,541	280,541
Intangible assets, net	10,241	11,735
Bank owned life insurance	226,507	186,434
Other assets	282,680	293,957
Total assets	$11,574,947	$10,932,906
Liabilities
Demand (noninterest bearing)	$3,582,705	$3,241,123
Savings, NOW and money market	5,633,523	5,207,090
Time	569,029	633,479
Total deposits	$9,785,257	$9,081,692
Short-term borrowings	90,598	168,386
Long-term debt	14,045	39,097
Subordinated debt, net	98,271	98,052
Junior subordinated debt	101,196	101,196
Other liabilities	260,524	256,865
Total liabilities	$10,349,891	$9,745,288
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2021 and December 31, 2020	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at June 30, 2021 and December 31, 2020; issued 49,651,493 at June 30, 2021 and December 31, 2020	497	497
Additional paid-in-capital	576,732	578,082
Retained earnings	805,722	749,056
Accumulated other comprehensive (loss) income	(9,292)	417
Common stock in treasury, at cost, 6,196,130 and 6,022,399 shares at June 30, 2021 and December 31, 2020, respectively	(148,603)	(140,434)
Total stockholders’ equity	$1,225,056	$1,187,618
Total liabilities and stockholders’ equity	$11,574,947	$10,932,906

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$74,795	$77,270	$149,888	$155,998
Securities available for sale	5,762	5,600	11,306	11,353
Securities held to maturity	3,096	3,926	6,478	8,017
Other	391	650	682	1,479
Total interest, fee and dividend income	$84,044	$87,446	$168,354	$176,847
Interest expense
Deposits	$2,862	$4,812	$6,034	$13,916
Short-term borrowings	32	972	102	2,769
Long-term debt	88	393	212	786
Subordinated debt	1,359	128	2,718	128
Junior subordinated debt	525	695	1,055	1,621
Total interest expense	$4,866	$7,000	$10,121	$19,220
Net interest income	$79,178	$80,446	$158,233	$157,627
Provision for loan losses	(5,216)	18,840	(8,012)	48,480
Net interest income after provision for loan losses	$84,394	$61,606	$166,245	$109,147
Noninterest income
Service charges on deposit accounts	$3,028	$2,529	$6,055	$6,526
ATM and debit card fees	8,309	6,136	15,171	11,990
Retirement plan administration fees	9,779	9,214	19,877	17,155
Wealth management fees	8,406	6,823	16,316	14,096
Insurance services	3,508	3,292	6,969	7,561
Bank owned life insurance income	1,659	1,381	3,040	2,755
Net securities gains (losses)	201	180	668	(632)
Other	4,426	5,456	8,258	10,983
Total noninterest income	$39,316	$35,011	$76,354	$70,434
Noninterest expense
Salaries and employee benefits	$42,671	$39,717	$84,272	$80,467
Occupancy	5,291	5,065	11,164	11,060
Data processing and communications	4,427	4,079	9,158	8,312
Professional fees and outside services	4,030	3,403	7,619	7,300
Equipment	5,493	4,779	10,670	9,421
Office supplies and postage	1,615	1,455	3,114	3,091
FDIC expense	663	993	1,471	1,304
Advertising	468	322	919	931
Amortization of intangible assets	682	883	1,494	1,717
Loan collection and other real estate owned, net	663	728	1,253	1,745
Other	5,416	3,916	8,173	10,873
Total noninterest expense	$71,419	$65,340	$139,307	$136,221
Income before income tax expense	$52,291	$31,277	$103,292	$43,360
Income tax expense	11,995	6,564	23,150	8,279
Net income	$40,296	$24,713	$80,142	$35,081
Earnings per share
Basic	$0.93	$0.57	$1.84	$0.80
Diluted	$0.92	$0.56	$1.83	$0.80

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands)
Net income	$40,296	$24,713	$80,142	$35,081
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$9,408	$6,433	$(13,903)	$27,772
Tax effect	(2,352)	(1,608)	3,475	(6,943)
Unrealized net holding gains (losses) arising during the period, net	$7,056	$4,825	$(10,428)	$20,829

Reclassification adjustment for net gains in net income, gross	$-	$-	$-	$(3)
Tax effect	-	-	-	1
Reclassification adjustment for net gains in net income, net	$-	$-	$-	$(2)

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$143	$165	$285	$338
Tax effect	(36)	(42)	(71)	(85)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$107	$123	$214	$253

Total securities available for sale, net	$7,163	$4,948	$(10,214)	$21,080

Cash flow hedges:
Unrealized losses on derivatives (cash flow hedges), gross	$-	$(19)	$-	$(274)
Tax effect	-	5	-	69
Unrealized losses on derivatives (cash flow hedges), net	$-	$(14)	$-	$(205)

Reclassification of net unrealized losses on cash flow hedges to interest (income), gross	$-	$81	$21	$91
Tax effect	-	(20)	(5)	(23)
Reclassification of net unrealized losses on cash flow hedges to interest (income), net	$-	$61	$16	$68

Total cash flow hedges, net	$-	$47	$16	$(137)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$326	$381	$652	$762
Tax effect	(82)	(96)	(163)	(191)
Amortization of prior service cost and actuarial losses, net	$244	$285	$489	$571

Total pension and other benefits, net	$244	$285	$489	$571

Total other comprehensive income (loss)	$7,407	$5,280	$(9,709)	$21,514
Comprehensive income	$47,703	$29,993	$70,433	$56,595

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at March 31, 2021	$497	$578,597	$777,170	$(16,699)	$(148,584)	$1,190,981
Net income	-	-	40,296	-	-	40,296
Cash dividends - $0.27 per share	-	-	(11,744)	-	-	(11,744)
Purchase of 23,627 treasury shares	-	-	-	-	(851)	(851)
Net issuance of 53,788 shares to employee and other stock plans	-	(2,453)	-	-	832	(1,621)
Stock-based compensation	-	588	-	-	-	588
Other comprehensive income	-	-	-	7,407	-	7,407
Balance at June 30, 2021	$497	$576,732	$805,722	$(9,292)	$(148,603)	$1,225,056

Balance at March 31, 2020	$497	$577,080	$678,611	$(2,792)	$(141,217)	$1,112,179
Net income	-	-	24,713	-	-	24,713
Cash dividends - $0.00 per share	-	-	(2)	-	-	(2)
Net issuance of 20,905 shares to employee and other stock plans	-	(517)	-	-	365	(152)
Stock-based compensation	-	634	-	-	-	634
Other comprehensive income	-	-	-	5,280	-	5,280
Balance at June 30, 2020	$497	$577,197	$703,322	$2,488	$(140,852)	$1,142,652

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2020	$497	$578,082	$749,056	$417	$(140,434)	$1,187,618
Net income	-	-	80,142	-	-	80,142
Cash dividends - $0.81 per share	-	-	(23,476)	-	-	(23,476)
Purchase of 280,658 treasury shares	-	-	-	-	(9,871)	(9,871)
Net issuance of 106,927 shares to employee and other stock plans	-	(4,606)	-	-	1,702	(2,904)
Stock-based compensation	-	3,256	-	-	-	3,256
Other comprehensive (loss)	-	-	-	(9,709)	-	(9,709)
Balance at June 30, 2021	$497	$576,732	$805,722	$(9,292)	$(148,603)	$1,225,056

Balance at December 31, 2019	$497	$576,708	$696,214	$(19,026)	$(133,996)	$1,120,397
Net income	-	-	35,081	-	-	35,081
Cumulative effect adjustment for ASU 2016-13 implementation	-	-	(4,339)	-	-	(4,339)
Cash dividends - $0.54 per share	-	-	(23,634)	-	-	(23,634)
Purchase of 263,507 treasury shares	-	-	-	-	(7,980)	(7,980)
Net issuance of 75,246 shares to employee and other stock plans	-	(2,820)	-	-	1,124	(1,696)
Stock-based compensation	-	3,309	-	-	-	3,309
Other comprehensive income	-	-	-	21,514	-	21,514
Balance at June 30, 2020	$497	$577,197	$703,322	$2,488	$(140,852)	$1,142,652

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2021	2020
(In thousands)
Operating activities
Net income	$80,142	$35,081
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(8,012)	48,480
Depreciation and amortization of premises and equipment	4,921	4,952
Net amortization on securities	3,049	1,596
Amortization of intangible assets	1,494	1,717
Amortization of operating lease right-of-use assets	3,613	3,702
Excess tax benefit on stock-based compensation	(322)	(178)
Stock-based compensation expense	3,256	3,309
Bank owned life insurance income	(3,040)	(2,755)
Amortization of subordinated debt issuance costs	219	17
Proceeds from sale of loans held for sale	28,667	101,286
Originations of loans held for sale	(28,792)	(106,381)
Net gains on sale of loans held for sale	(160)	(829)
Net security (gains) losses	(668)	632
Net gains on sale of other real estate owned	(19)	(85)
Net change in other assets and other liabilities	11,339	(13,502)
Net cash provided by operating activities	$95,687	$77,042
Investing activities
Net cash used in acquisitions	$-	$(3,899)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	216,468	148,658
Purchases	(418,915)	(255,143)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	110,328	116,022
Proceeds from sales	-	996
Purchases	(116,360)	(86,209)
Equity securities:
Proceeds from calls	1,000	-
Other:
Net increase in loans	(22,270)	(502,382)
Proceeds from Federal Home Loan Bank stock redemption	2,352	48,672
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(131)	(36,588)
Proceeds from settlement of bank owned life insurance	2,967	527
Purchases of bank owned life insurance	(40,000)	-
Purchases of premises and equipment, net	(3,138)	(3,586)
Proceeds from sales of other real estate owned	719	777
Net cash used in investing activities	$(266,980)	$(572,155)
Financing activities
Net increase in deposits	$703,565	$1,228,071
Net decrease in short-term borrowings	(77,788)	(315,619)
Proceeds from issuance of subordinated debt	-	100,000
Payment of subordinated debt issuance costs	-	(2,035)
Repayments of long-term debt	(25,052)	(57)
Proceeds from the issuance of shares to employee and other stock plans	112	184
Cash paid by employer for tax-withholdings on stock issuance	(1,935)	(1,168)
Purchase of treasury stock	(9,871)	(7,980)
Cash dividends	(23,476)	(23,634)
Net cash provided by financing activities	$565,555	$977,762
Net increase in cash and cash equivalents	$394,262	$482,649
Cash and cash equivalents at beginning of period	672,681	216,843
Cash and cash equivalents at end of period	$1,066,943	$699,492

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$11,350	$19,985
Income taxes paid, net of refund	28,004	4,157
Noncash investing activities:
Loans transferred to other real estate owned	$40	$1,017
Acquisitions:
Fair value of assets acquired	$-	$3,328

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2021

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

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2021
Federal agency	$248,470	$-	$4,810	$243,660
State & municipal	58,347	201	480	58,068
Mortgage-backed:
Government-sponsored enterprises	615,554	12,456	2,418	625,592
U.S. government agency securities	57,786	2,167	62	59,891
Collateralized mortgage obligations:
Government-sponsored enterprises	411,168	6,179	773	416,574
U.S. government agency securities	92,824	2,241	-	95,065
Corporate	34,500	1,383	-	35,883
Total AFS securities	$1,518,649	$24,627	$8,543	$1,534,733
As of December 31, 2020
Federal agency	$245,590	$59	$2,052	$243,597
State & municipal	42,550	630	-	43,180
Mortgage-backed:
Government-sponsored enterprises	521,448	17,079	22	538,505
U.S. government agency securities	55,049	2,332	47	57,334
Collateralized mortgage obligations:
Government-sponsored enterprises	311,710	7,549	58	319,201
U.S. government agency securities	114,864	3,739	-	118,603
Corporate	27,500	778	-	28,278
Total AFS securities	$1,318,711	$32,166	$2,179	$1,348,698

There was no allowance for credit losses on AFS securities as of June 30, 2021 and December 31, 2020.

During the three and six months ended June 30, 2021 there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings. During the three months ended June 30, 2020 there were no gains or losses reclassified out of AOCI and into earnings. During the six months ended June 30, 2020, there were $3 thousand of gross realized gains reclassified out of AOCI and into earnings. Included in net realized gains (losses) on AFS securities, the Company recorded gains from calls of approximately $3 thousand for the six months ended June 30, 2020.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2021
Federal agency	$100,000	$-	$3,293	$96,707
Mortgage-backed:
Government-sponsored enterprises	114,278	3,003	38	117,243
U.S. government agency securities	10,299	821	-	11,120
Collateralized mortgage obligations:
Government-sponsored enterprises	83,300	3,664	-	86,964
U.S. government agency securities	39,472	1,163	-	40,635
State & municipal	275,002	6,171	888	280,285
Total HTM securities	$622,351	$14,822	$4,219	$632,954
As of December 31, 2020
Federal agency	$100,000	$-	$1,658	$98,342
Mortgage-backed:
Government-sponsored enterprises	107,914	4,583	-	112,497
U.S. government agency securities	11,533	979	-	12,512
Collateralized mortgage obligations:
Government-sponsored enterprises	103,105	4,477	-	107,582
U.S. government agency securities	79,145	3,950	-	83,095
State & municipal	214,863	7,953	17	222,799
Total HTM securities	$616,560	$21,942	$1,675	$636,827

At June 30, 2021 and December 31, 2020, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and Government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of June 30, 2021 and December 31, 2020.

Included in net realized gains (losses), the Company recorded no gains from calls on HTM securities for the three months ended June 30, 2021 and approximately $15 thousand for the six months ended June 30, 2021. Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $4 thousand for the three and six months ended June 30, 2020.

AFS and HTM securities with amortized costs totaling $1.6 billion at June 30, 2021 and $1.4 billion at December 31, 2020 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at June 30, 2021 and December 31, 2020, AFS and HTM securities with an amortized cost of $164.5 million and $305.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Three Months Ended June 30,
(In thousands)	2021	2020
Net gains and (losses) recognized on equity securities	$201	$177
Less: Net gains and (losses) recognized on equity securities sold during the period	-	-
Unrealized gains and (losses) recognized on equity securities still held	$201	$177

	Six Months Ended June 30,
(In thousands)	2021	2020
Net gains and (losses) recognized on equity securities	$653	$(638)
Less: Net gains and (losses) recognized on equity securities sold during the period	-	-
Unrealized gains and (losses) recognized on equity securities still held	$653	$(638)

As of June 30, 2021 and December 31, 2020, the carrying value of equity securities without readily determinable fair values was $1.0 million and $2.0 million, respectively. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of June 30, 2021 and 2020. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three months ended June 30, 2021 and 2020.

The following table sets forth information with regard to contractual maturities of debt securities at June 30, 2021:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$1,265	$1,273
From one to five years	49,595	50,379
From five to ten years	589,435	589,990
After ten years	878,354	893,091
Total AFS debt securities	$1,518,649	$1,534,733
HTM debt securities:
Within one year	$51,610	$51,659
From one to five years	54,875	56,215
From five to ten years	227,013	229,266
After ten years	288,853	295,814
Total HTM debt securities	$622,351	$632,954

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities and Government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2021 and December 31, 2020.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded at June 30, 2021, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of June 30, 2021
AFS securities:
Federal agency	$243,660	$(4,810)	16	$-	$-	-	$243,660	$(4,810)	16
State & municipal	42,038	(480)	27	-	-	-	42,038	(480)	27
Mortgage-backed	250,767	(2,472)	17	774	(8)	4	251,541	(2,480)	21
Collateralized mortgage obligations	118,506	(772)	15	420	(1)	1	118,926	(773)	16
Total securities with unrealized losses	$654,971	$(8,534)	75	$1,194	$(9)	5	$656,165	$(8,543)	80

HTM securities:
Federal agency	$96,707	$(3,293)	4	$-	$-	-	$96,707	$(3,293)	4
Mortgage-backed	7,710	(38)	1	-	-	-	7,710	(38)	1
State & municipal	47,425	(888)	38	-	-	-	47,425	(888)	38
Total securities with unrealized losses	$151,842	$(4,219)	43	$-	$-	-	$151,842	$(4,219)	43

As of December 31, 2020
AFS securities:
Federal agency	$148,537	$(2,052)	10	$-	$-	-	$148,537	$(2,052)	10
Mortgage-backed	47,269	(60)	3	800	(9)	4	48,069	(69)	7
Collateralized mortgage obligations	17,837	(58)	6	-	-	-	17,837	(58)	6
Total securities with unrealized losses	$213,643	$(2,170)	19	$800	$(9)	4	$214,443	$(2,179)	23

HTM securities:
Federal agency	$98,342	$(1,658)	4	$-	$-	-	$98,342	$(1,658)	4
State & municipal	4,805	(17)	5	-	-	-	4,805	(17)	5
Total securities with unrealized losses	$103,147	$(1,675)	9	$-	$-	-	$103,147	$(1,675)	9

The Company does not believe the AFS securities that were in an unrealized loss position as of June 30, 2021 and December 31, 2020, which consisted of 80 and 23 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of June 30, 2021 and December 31, 2020, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $3.5 million at June 30, 2021 and $3.3 million at December 31, 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

None of the bank’s HTM debt securities were past due or on non-accrual status as of June 30, 2021 and December 31, 2020. There was no accrued interest reversed against interest income for the three and six months ended June 30, 2021 or the year-ended December 31, 2020 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, 56% and 65%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2021 and December 31, 2020. The remaining HTM debt securities at June 30, 2021 and December 31, 2020 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the Current Expected Credit Losses (“CECL”) approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2021 and December 31, 2020. AIR on HTM debt securities totaled $2.6 million and $2.7 million at June 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

5.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $98.5 million at June 30, 2021, compared to $110.0 million at December 31, 2020. The allowance for credit losses as a percentage of loans was 1.31% at June 30, 2021, compared to 1.47% at December 31, 2020.

The Day 1 increase in the allowance for credit loss on loans relating to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was $3.0 million, which decreased retained earnings by $2.3 million and increased the deferred tax asset by $0.7 million. The increase in the allowance for credit losses from Day 1 to June 30, 2021 was primarily due to macroeconomic factors surrounding the coronavirus (“COVID-19”) pandemic.

The June 30, 2021, March 31, 2021, December 31, 2020, June 30, 2020 and Day 1 allowance for credit losses calculation incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverts to long-term economic conditions over a 4-quarter reversion period on a straight-line basis. The Company considers a baseline, upside and downside economic forecast in measuring in the allowance.

The quantitative model as of June 30, 2021 incorporated a baseline economic outlook along with alternative upside and downside scenarios sourced from a reputable third-party to accommodate other potential economic conditions in the model. The baseline outlook reflected an unemployment rate environment above pre-COVID-19 levels for the entire forecast period, though steadily improving to below 4% by the end of 2022. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start in the second half of 2021 in the high single digits (9.86%) and steadily fall back down to normalized levels by the end of 2022. Other utilized economic variables showed mixed changes in their respective forecasts, with retail sales and business output being relatively unchanged and housing starts lowered from the prior quarter forecast. Key assumptions in the baseline economic outlook included herd “resiliency” expected by summer-2021, additional legislation focused on infrastructure and social benefits enacted in the second half of 2021 and high, near-term GDP growth expectations. The alternative downside scenario assumed deteriorated economic and epidemiological conditions from the baseline outlook. Under this scenario, northeast unemployment rose from 8.1% in the third quarter of 2021 to a peak of 8.7% in the second quarter of 2022, remaining above 8% for the entire forecast period. The alternative upside scenario incorporated a more optimistic outlook than the baseline scenario, with a swift return to full employment by the first quarter of 2022 and down to a low of 3.5% by the end of the forecast period. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2021. Additional adjustments were made for COVID-19 related factors not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus in the second and third quarters of 2020, including direct payments to individuals, increased unemployment benefits, the Company’s loan deferral and modification initiatives and various government sponsored loan programs. The Company also continued to identify a slightly higher level of criticized and classified loans in the second quarter of 2021 than those contemplated by the model during similar, historical economic conditions for which an adjustment was made to estimate potential additional losses above modeled losses. Additionally, a qualitative adjustment was made for isolated model limitations related to modeled outputs given abnormally high retail sales and business output growth rates. These factors were considered through separate quantitative processes and incorporated into the estimate of current expected credit losses at June 30, 2021.

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

On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013. Accordingly, the Company is offering modifications made in response to COVID-19 to borrowers who were current and otherwise not past due in accordance with the criteria stated in Section 4013. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. Accordingly, the Company did not account for such loan modifications as TDRs. As of June 30, 2021, there were $32.3 million in loans in modification programs related to COVID-19. On December 27, 2020, the Consolidated Appropriations Act amended section 2014 of the CARES Act extending the exemption of qualified loan modifications from classification as a troubled debt restructuring as defined by GAAP to the earlier of January 1, 2022, or 60 days after the National Emergency concerning COVID-19 ends.

There were no loans purchased with credit deterioration during the six months ended June 30, 2021 or the year ended December 31, 2020. During 2021, the Company purchased $20.1 million of residential loans at a 2% premium. The allowance for credit losses recorded for these loans on the purchase date was $0.2 million. During 2020, the Company purchased $51.9 million of consumer loans at a 1% discount. The allowance for credit losses recorded for these loans on the purchase date was $3.6 million. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $20.6 million at June 30, 2021 and $23.7 million at December 31, 2020 and was included in the allowance for loan credit losses to estimate the impact of accrued interest receivable related to loans with modifications due to the pandemic as the length of time between interest recognition and the write-off of uncollectible interest could exceed 120 days, exempting these loans from our policy election for accrued interest receivable. The estimated allowance for credit losses related to AIR at June 30, 2021 was $0.4 million and $0.6 million at December 31, 2020.

The following tables present the activity in the allowance for credit losses by portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of March 31, 2021	$50,045	$34,580	$20,375	$105,000
Charge-offs	(389)	(3,271)	(349)	(4,009)
Recoveries	61	2,288	376	2,725
Provision	(5,526)	1,284	(974)	(5,216)
Ending balance as of June 30, 2021	$44,191	$34,881	$19,428	$98,500

Balance as of March 31, 2020	$42,212	$37,546	$20,242	$100,000
Charge-offs	(709)	(6,178)	(490)	(7,377)
Recoveries	113	1,810	114	2,037
Provision	8,770	6,916	3,154	18,840
Ending balance as of June 30, 2020	$50,386	$40,094	$23,020	$113,500

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2020	$50,942	$37,803	$21,255	$110,000
Charge-offs	(631)	(7,619)	(419)	(8,669)
Recoveries	179	4,363	639	5,181
Provision	(6,299)	334	(2,047)	(8,012)
Ending balance as of June 30, 2021	$44,191	$34,881	$19,428	$98,500

Balance as of January 1, 2020 (after adoption of ASC 326)	$27,156	$32,122	$16,721	$75,999
Charge-offs	(1,729)	(13,069)	(805)	(15,603)
Recoveries	341	4,045	238	4,624
Provision	24,618	16,996	6,866	48,480
Ending balance as of June 30, 2020	$50,386	$40,094	$23,020	$113,500

The decrease in the allowance for credit losses from December 31, 2020 to March 31, 2021 and June 30, 2021 was primarily due to an improvement in the economic forecast. The increase in the allowance for credit losses from Day 1 to March 31, 2020 and June 30, 2020 was primarily due to the deterioration of macroeconomic factors surrounding the COVID-19 pandemic.

Individually Evaluated Loans

As of June 30, 2021, there were five relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $15.0 million. These loans’ allowance for credit loss was $3.4 million and was determined by an estimate of the fair value of the collateral which consisted of business assets (accounts receivable, inventory, machinery and equipment). As of December 31, 2020, these same five relationships were identified to be evaluated for loss on an individual basis which had an amortized cost basis of $15.2 million and the allowance for credit loss was $3.2 million.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of June 30, 2021
Commercial loans:
C&I	$292	$30	$1,496	$1,818	$4,908	$1,138,204	$1,144,930
CRE	-	1,671	-	1,671	18,959	2,478,321	2,498,951
PPP	-	-	-	-	-	359,738	359,738
Total commercial loans	$292	$1,701	$1,496	$3,489	$23,867	$3,976,263	$4,003,619
Consumer loans:
Auto	$6,233	$878	$217	$7,328	$1,273	$854,506	$863,107
Other consumer	3,024	1,588	755	5,367	168	657,165	662,700
Total consumer loans	$9,257	$2,466	$972	$12,695	$1,441	$1,511,671	$1,525,807
Residential	$2,296	$930	$107	$3,333	$15,242	$1,969,626	$1,988,201
Total loans	$11,845	$5,097	$2,575	$19,517	$40,550	$7,457,560	$7,517,627

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2020
Commercial loans:
C&I	$2,235	$2,394	$23	$4,652	$4,278	$1,116,686	$1,125,616
CRE	682	-	470	1,152	19,971	2,391,162	2,412,285
PPP	-	-	-	-	-	430,810	430,810
Total commercial loans	$2,917	$2,394	$493	$5,804	$24,249	$3,938,658	$3,968,711
Consumer loans:
Auto	$9,125	$1,553	$866	$11,544	$2,730	$877,831	$892,105
Other consumer	3,711	1,929	1,272	6,912	290	640,952	648,154
Total consumer loans	$12,836	$3,482	$2,138	$18,456	$3,020	$1,518,783	$1,540,259
Residential	$2,719	$309	$518	$3,546	$17,378	$1,968,991	$1,989,915
Total loans	$18,472	$6,185	$3,149	$27,806	$44,647	$7,426,432	$7,498,885

As of June 30, 2021 and December 31, 2020, there were no loans in non-accrual without an allowance for credit losses.

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

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by vintage:

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2021
C&I
By internally assigned grade:
Pass	$180,367	$267,935	$143,922	$77,622	$28,251	$48,225	$306,465	$10,934	$1,063,721
Special mention	98	15,548	5,926	3,619	3,547	4,057	20,651	-	53,446
Substandard	26	382	7,504	5,514	2,741	3,823	7,318	257	27,565
Doubtful	-	-	-	1	196	1	-	-	198
Total C&I	$180,491	$283,865	$157,352	$86,756	$34,735	$56,106	$334,434	$11,191	$1,144,930

CRE
By internally assigned grade:
Pass	$224,088	$445,353	$351,481	$252,634	$275,791	$516,252	$116,287	$60,252	$2,242,138
Special mention	432	1,408	40,057	8,046	22,483	67,304	1,068	-	140,798
Substandard	-	81	16,231	15,418	12,733	61,573	1,246	-	107,282
Doubtful	-	-	1,897	-	-	6,836	-	-	8,733
Total CRE	$224,520	$446,842	$409,666	$276,098	$311,007	$651,965	$118,601	$60,252	$2,498,951

PPP
By internally assigned grade:
Pass	$270,953	$88,785	$-	$-	$-	$-	$-	$-	$359,738
Total PPP	$270,953	$88,785	$-	$-	$-	$-	$-	$-	$359,738

Auto
By payment activity:
Performing	$204,980	$164,749	$243,935	$144,665	$75,078	$28,190	$20	$-	$861,617
Nonperforming	37	265	473	368	347	-	-	-	1,490
Total auto	$205,017	$165,014	$244,408	$145,033	$75,425	$28,190	$20	$-	$863,107

Other consumer
By payment activity:
Performing	$157,719	$183,271	$143,208	$99,444	$40,466	$22,031	$15,621	$17	$661,777
Nonperforming	6	379	206	72	229	9	2	20	923
Total other consumer	$157,725	$183,650	$143,414	$99,516	$40,695	$22,040	$15,623	$37	$662,700

Residential
By payment activity:
Performing	$161,399	$232,662	$199,467	$191,931	$164,674	$763,772	$246,550	$12,397	$1,972,852
Nonperforming	-	1,351	652	1,913	2,168	9,265	-	-	15,349
Total residential	$161,399	$234,013	$200,119	$193,844	$166,842	$773,037	$246,550	$12,397	$1,988,201

Total loans	$1,200,105	$1,402,169	$1,154,959	$801,247	$628,704	$1,531,338	$715,228	$83,877	$7,517,627

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
C&I
By internally assigned grade:
Pass	$331,921	$182,329	$91,230	$41,856	$32,625	$32,609	$322,674	$412	$1,035,656
Special mention	20,064	6,534	5,053	4,702	1,624	2,830	13,614	-	54,421
Substandard	338	6,364	10,219	3,388	791	4,272	9,945	14	35,331
Doubtful	-	-	-	207	-	1	-	-	208
Total C&I	$352,323	$195,227	$106,502	$50,153	$35,040	$39,712	$346,233	$426	$1,125,616

CRE
By internally assigned grade:
Pass	$469,919	$361,187	$256,154	$271,874	$212,197	$383,690	$113,128	$4,034	$2,072,183
Special mention	2,051	44,034	22,260	55,039	36,830	43,537	1,297	11,524	216,572
Substandard	536	5,307	18,298	15,691	6,018	62,168	1,501	4,642	114,161
Doubtful	-	1,897	-	-	-	7,472	-	-	9,369
Total CRE	$472,506	$412,425	$296,712	$342,604	$255,045	$496,867	$115,926	$20,200	$2,412,285

PPP
By internally assigned grade:
Pass	$430,810	$-	$-	$-	$-	$-	$-	$-	$430,810
Total PPP	$430,810	$-	$-	$-	$-	$-	$-	$-	$430,810

Auto
By payment activity:
Performing	$197,881	$314,034	$201,850	$115,977	$45,495	$13,250	$22	$-	$888,509
Nonperforming	359	1,140	1,135	525	437	-	-	-	3,596
Total auto	$198,240	$315,174	$202,985	$116,502	$45,932	$13,250	$22	$-	$892,105

Other consumer
By payment activity:
Performing	$234,628	$178,411	$127,549	$55,676	$14,255	$17,414	$18,588	$71	$646,592
Nonperforming	339	418	307	265	90	133	10	-	1,562
Total other consumer	$234,967	$178,829	$127,856	$55,941	$14,345	$17,547	$18,598	$71	$648,154

Residential
By payment activity:
Performing	$237,338	$210,505	$213,437	$182,993	$164,424	$684,495	$268,878	$9,991	$1,972,061
Nonperforming	1,245	659	2,318	2,535	902	10,195	-	-	17,854
Total residential	$238,583	$211,164	$215,755	$185,528	$165,326	$694,690	$268,878	$9,991	$1,989,915

Total loans	$1,927,429	$1,312,819	$949,810	$750,728	$515,688	$1,262,066	$749,657	$30,688	$7,498,885

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

As of June 30, 2021, the allowance for losses on unfunded commitments totaled $5.8 million, compared to $6.4 million as of December 31, 2020.

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

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer loans:
Auto	1	$19	$19	-	$-	$-
Total consumer loans	1	$19	$19	-	$-	$-
Residential	3	$369	$423	7	$269	$294
Total TDRs	4	$388	$442	7	$269	$294

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer loans:
Auto	1	$19	$19	1	$44	$44
Total consumer loans	1	$19	$19	1	$44	$44
Residential	6	$611	$675	14	$960	$1,029
Total TDRs	7	$630	$694	15	$1,004	$1,073

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
CRE	-	$-	1	$168
Total commercial loans	-	$-	1	$168
Residential	15	$820	26	$1,505
Total TDRs	15	$820	27	$1,673

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
C&I	-	$-	1	$387
CRE	-	-	1	168
Total commercial loans	-	$-	2	$555
Consumer loans:
Auto	2	$18	-	$-
Total consumer loans	2	$18	-	$-
Residential	26	$1,218	38	$2,192
Total TDRs	28	$1,236	40	$2,747

6.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at June 30, 2021. Benefits paid from the plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives of Alliance Financial Corporation (“Alliance”) when the Company acquired Alliance. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits”.

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

The Company made no voluntary contributions to the pension and other benefits plans during the three and six months ended June 30, 2021 and 2020.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Components of net periodic (benefit) cost:
Service cost	$485	$446	$2	$2
Interest cost	677	809	45	55
Expected return on plan assets	(2,203)	(2,105)	-	-
Net amortization	313	368	13	13
Total net periodic (benefit) cost	$(728)	$(482)	$60	$70

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Components of net periodic (benefit) cost:
Service cost	$970	$892	$4	$4
Interest cost	1,354	1,618	90	110
Expected return on plan assets	(4,406)	(4,210)	-	-
Net amortization	626	736	26	26
Total net periodic (benefit) cost	$(1,456)	$(964)	$120	$140

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended June 30,
(In thousands, except per share data)	2021	2020
Basic EPS:
Weighted average common shares outstanding	43,474	43,637
Net income available to common stockholders	$40,296	$24,713
Basic EPS	$0.93	$0.57

Diluted EPS:
Weighted average common shares outstanding	43,474	43,637
Dilutive effect of common stock options and restricted stock	319	291
Weighted average common shares and common share equivalents	43,793	43,928
Net income available to common stockholders	$40,296	$24,713
Diluted EPS	$0.92	$0.56

	Six Months Ended June 30,
(In thousands, except per share data)	2021	2020
Basic EPS:
Weighted average common shares outstanding	43,517	43,735
Net income available to common stockholders	$80,142	$35,081
Basic EPS	$1.84	$0.80

Diluted EPS:
Weighted average common shares outstanding	43,517	43,735
Dilutive effect of common stock options and restricted stock	323	291
Weighted average common shares and common share equivalents	43,840	44,026
Net income available to common stockholders	$80,142	$35,081
Diluted EPS	$1.83	$0.80

There was a nominal number of stock options outstanding for the three and six months ended June 30, 2021 and June 30, 2020, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

8.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statement of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	June 30, 2021	June 30, 2020
AFS securities:
Gains on AFS securities	$-	$-	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	$143	$165	Interest income
Tax effect	$(36)	$(42)	Income tax (benefit)
Net of tax	$107	$123

Cash flow hedges:
Net unrealized losses on cash flow hedges reclassified to interest expense	$-	$81	Interest expense
Tax effect	$-	$(20)	Income tax (benefit)
Net of tax	$-	$61

Pension and other benefits:
Amortization of net losses	$298	$358	Other noninterest expense
Amortization of prior service costs	28	23	Other noninterest expense
Tax effect	$(82)	$(96)	Income tax (benefit)
Net of tax	$244	$285

Total reclassifications, net of tax	$351	$469

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line item in the Consolidated Statement of Comprehensive Income (Loss)
	Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020
AFS securities:
Gains on AFS securities	$-	$(3)	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	285	338	Interest income
Tax effect	$(71)	$(84)	Income tax (benefit)
Net of tax	$214	$251

Cash flow hedges:
Net unrealized losses on cash flow hedges reclassified to interest expense	$21	$91	Interest expense
Tax effect	$(5)	$(23)	Income tax (benefit)
Net of tax	$16	$68

Pension and other benefits:
Amortization of net losses	$596	$716	Other noninterest expense
Amortization of prior service costs	56	46	Other noninterest expense
Tax effect	$(163)	$(191)	Income tax (benefit)
Net of tax	$489	$571

Total reclassifications, net of tax	$719	$890

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

As of June 30, 2021 and December 31, 2020, the Company had seventeen risk participation agreements with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of June 30, 2021
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,306,215	Other assets	$78,213	$1,306,215	Other liabilities	$78,213
Risk participation agreements	71,741	Other assets	172	38,507	Other liabilities	80
Total derivatives not designated as hedging instruments			$78,385			$78,293
Netting adjustments(1)			(46)			4,096
Net derivatives in the balance sheet			$78,431			$74,197
Derivatives not offset on the balance sheet			$3,745			$3,745
Cash collateral(2)			-			65,480
Net derivative amounts			$74,686			$4,972

As of December 31, 2020
Derivatives designated as hedging instruments
Interest rate derivatives	$-	Other assets	$-	$25,000	Other liabilities	$34

Derivatives not designated as hedging instruments
Interest rate derivatives	$1,223,584	Other assets	$108,487	$1,223,584	Other liabilities	$108,487
Risk participation agreements	72,528	Other assets	292	39,785	Other liabilities	125
Total derivatives not designated as hedging instruments			$108,779			$108,612
Cash collateral(2)			-			107,350
Net derivative amounts			$108,779			$1,262

(1) Netting adjustments represents the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance on the settle to market rules for cleared derivatives. The CME legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral. Company began to clear certain derivative transactions through the CME in 2021.

(2) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.
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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate derivatives - included component
Amount of (loss) recognized in other comprehensive income	$-	$(19)	$-	$(274)
Amount of loss reclassified from AOCI into interest expense	-	81	21	91

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Increase (decrease) in other income	$40	$4	$(75)	$147

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	June 30, 2021
Assets:
AFS securities
Federal agency	$-	$243,660	$-	$243,660
State & municipal	-	58,068	-	58,068
Mortgage-backed	-	685,483	-	685,483
Collateralized mortgage obligations	-	511,639	-	511,639
Corporate	-	35,883	-	35,883
Total AFS securities	$-	$1,534,733	$-	$1,534,733
Equity securities	31,806	1,000	-	32,806
Derivatives	-	78,431	-	78,431
Total	$31,806	$1,614,164	$-	$1,645,970

Liabilities:
Derivatives	$-	$78,293	$-	$78,293
Total	$-	$78,293	$-	$78,293

(In thousands)	Level 1	Level 2	Level 3	December 31, 2020
Assets:
AFS securities
Federal agency	$-	$243,597	$-	$243,597
State & municipal	-	43,180	-	43,180
Mortgage-backed	-	595,839	-	595,839
Collateralized mortgage obligations	-	437,804	-	437,804
Corporate	-	28,278	-	28,278
Total AFS securities	$-	$1,348,698	$-	$1,348,698
Equity securities	28,737	2,000	-	30,737
Derivatives	-	108,779	-	108,779
Total	$28,737	$1,459,477	$-	$1,488,214

Liabilities:
Derivatives	$-	$108,646	$-	$108,646
Total	$-	$108,646	$-	$108,646

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The non-recurring fair value measurements recorded during the three and six month periods ended June 30, 2021 and the year ended December 31, 2020 were related to impaired loans, write-downs of other real estate owned and write-down of branch assets to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

As of June 30, 2021, the Company had collateral dependent individually evaluated loans with a carrying value of $15.0 million, which had an estimated allowance for credit loss of $3.4 million. As of December 31, 2020, the Company had collateral dependent individually evaluated loans with a carrying value of $15.2 million, which had an estimated allowance for credit loss of $3.2 million.

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

		June 30, 2021		December 31, 2020
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$622,351	$632,954	$616,560	$636,827
Net loans	3	7,420,531	7,525,470	7,390,004	7,530,033
Financial liabilities:
Time deposits	2	$569,029	$606,134	$633,479	$638,721
Long-term debt	2	14,045	14,545	39,097	39,820
Subordinated debt	1	100,000	108,671	100,000	103,277
Junior subordinated debt	2	101,196	109,940	101,196	108,926

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s credit worthiness. Commitments to extend credit and unused lines of credit totaled $2.3 billion at June 30, 2021 and $2.2 billion at December 31, 2020.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $53.7 million at June 30, 2021 and $54.0 million at December 31, 2020. As of June 30, 2021 and December 31, 2020, the fair value of the Company’s standby letters of credit was not significant.

BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020 for an understanding of the following discussion and analysis. Operating results for the three and six month periods ending June 30, 2021 are not necessarily indicative of the results of the full year ending December 31, 2021 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by the NBT Bancorp Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, Economic Growth, Regulatory Relief, Consumer Protection Act of 2018, Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and other legislative and regulatory responses to the coronavirus (“COVID-19”) pandemic; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; (20) the adverse impact on the U.S. economy, including the markets in which we operate, of the COVID-19 global pandemic; and (21) the Company’s success at managing the risks involved in the foregoing items.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The Company’s results in 2021 and 2020 have been impacted by the COVID-19 pandemic and the CECL accounting methodology, including the estimated impact of the COVID-19 pandemic on expected credit losses. The following information should be considered in connection with the Company’s results for the three and six months ended June 30, 2021:

●	net income for the three months ended June 30, 2021 was $40.3 million, up $15.6 million from the second quarter of 2020 and up $0.5 million from the first quarter of 2021;
●	diluted earnings per share of $0.92 for the three months ended June 30, 2021, up $0.36 from the second quarter of 2020 and up $0.01 from the first quarter of 2021;
●	period end loans were $7.5 billion, up 1%, annualized, from December 31, 2020 (2.6% excluding Paycheck Protection Program (“PPP”) loans);
●	net charge-offs to average loans of 0.07%, annualized (0.07% excluding PPP loans) and allowance for loan losses to total loans at 1.31% (1.38% excluding PPP loans and related allowance);
●	book value per share of $28.19 at June 30, 2021; tangible book value per share grew 4% for the quarter and 10% from June 30, 2020 to $21.50(1).

(1) Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.

COVID-19 Pandemic and Company Response

The year 2020 began with overall stable U.S. economic conditions that were significantly impacted by the COVID-19 pandemic and subsequent shut-down of non-essential business throughout the Company’s footprint. A prolonged global pandemic like COVID-19 could adversely affect our operations. The results of operations and the ultimate effect of pandemic will depend on numerous factors that are highly uncertain including how long restrictions for business and individuals will last, further information around the severity of the virus itself, additional actions taken by federal, state and local governments to contain and treat COVID-19 and what, if any, additional government relief will be provided. The expected impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has not fully manifested. The fiscal stimulus and relief programs appear to have delayed or mitigated any materially adverse financial impact to the Company. Once these stimulus programs have been exhausted, the Company’s credit metrics may worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon the resurgence of the virus, including any new strains, offset by the potency of the vaccine along with its extensive distribution, and the ability for customers and businesses to return to their prepandemic routines. However, economic uncertainty remains relatively high and volatility is expected to continue in 2021.

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

The Company has been a participant in the Small Business Administration’s Paycheck Protection Program, a loan guarantee program created under the CARES Act targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration (“SBA”), whose guarantee is backed by the full faith and credit of the United States. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally-applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. The Company processed approximately 3,100 loans totaling $287 million in relief during the six months ended June 30, 2021 as compared to 3,000 loans totaling over $548 million in 2020. The Company is supporting PPP’s application and forgiveness processes with online resources, educational webinars and a CPA partnership. As of June 30, 2021, the Company has received payment from the SBA on 2,348 of our loans totaling $365.1 million.

On December 27, 2020, the President signed into law the Consolidated Appropriation Act (“CAA”). The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. The Company is participating in the CAA’s second round of PPP lending. In mid-January the Company opened its lending portal and began processing PPP loan applications from current and new customers. As of June 30, 2021, the Company has originated $287 million in PPP loans during this round with an average loan size of $93,000.

The Company established a committee to ensure employee and customer safety and nimble response across geographic and functional areas. The five focus areas for the Company’s reopening are employee well-being, alternate work plans, physical workspace, working with customers and vendors, and policies, training and communication. The Committee monitored state and local responses and adapted physical locations across its footprint in its re-opening plans and will continue to monitor and adapt its response as the impact of COVID-19 continues to develop. The Company has taken several steps to address the safety of its employees and its customers including health and safety protocols to protect branch and onsite workers, full-time remote and hybrid work arrangement, additional benefits for health, childcare/eldercare needs and well-being and new mobile, online, business banking and mortgage platforms were launched in 2020.

Results of Operations

Net income for the three months ended June 30, 2021 was $40.3 million, up $0.5 million from $39.8 million for the first quarter of 2021 and up $15.6 million from $24.7 million for the second quarter of 2020. Diluted earnings per share for the three months ended June 30, 2021 was $0.92, as compared with $0.91 for the prior quarter, and $0.56 for the second quarter of 2020. Return on average assets (annualized) was 1.39% for the three months ended June 30, 2021 as compared to 1.46% for the prior quarter and 0.94% for the same period last year. Return on average equity (annualized) was 13.42% for the three months ended June 30, 2021 as compared to 13.57% for the prior quarter and 8.76% for the three months ended June 30, 2020. Return on average tangible common equity (annualized) was 17.93% for the three months ended June 30, 2021 as compared to 18.24% for the prior quarter and 12.14% for the three months ended June 30, 2020.

Net income for the six months ended June 30, 2021 was $80.1 million, up $45.1 from $35.1 million for the same period last year. Diluted earnings per share for the six months ended June 30, 2021 was $1.83 as compared with $0.80 for the same period in 2020. Return on average assets (annualized) was 1.42% for the six months ended June 30, 2021 as compared to 0.69% for the same period last year. Return on average equity (annualized) was 13.49% for the six months ended June 30, 2021 as compared to 6.23% for the six months ended June 30, 2020. Return on average tangible common equity (annualized) was 18.08% for the six months ended June 30, 2021 as compared to 8.69% for the six months ended June 30, 2020.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income	$40,296	$24,713	$80,142	$35,081
Amortization of intangible assets (net of tax)	512	662	1,121	1,288
Net income, excluding intangible amortization	$40,808	$25,375	$81,263	$36,369
Average stockholders’ equity	$1,203,974	$1,134,794	$1,197,662	$1,132,194
Less: average goodwill and other intangibles	291,133	294,423	291,525	290,411
Average tangible common equity	$912,841	$840,371	$906,137	$841,783

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

Net interest income was $79.2 million for the second quarter of 2021, up $0.1 million, or 0.2%, from the previous quarter. The fully taxable equivalent (“FTE”) net interest margin was 3.00% for the three months ended June 30, 2021, a decrease of 17 bps from the previous quarter. Interest income decreased $0.3 million, or 0.3%, as the yield on average interest-earning assets decreased 20 bps from the prior quarter to 3.18%, while average interest-earning assets of $10.6 billion increased $490.0 million from the prior quarter, primarily due to an increase in short-term interest-bearing accounts due to higher levels of short-term interest bearing accounts (“excess liquidity”) and an increase in average investment securities. Interest expense was down $0.4 million, or 7.4%, as the cost of interest-bearing liabilities decreased 5 bps to 0.29% for the quarter ended June 30, 2021, driven by interest-bearing deposit costs decreasing 3 bps.

Net interest income was $79.2 million for the second quarter of 2021, down $1.3 million, or 1.6%, from the second quarter of 2020. The FTE net interest margin was 3.00% for the three months ended June 30, 2021, a decrease of 38 bps from the second quarter of 2020. Interest income decreased $3.4 million, or 3.9%, as the yield on average interest-earning assets decreased 50 bps from the same period in 2020 to 3.18%, while average interest-earning assets of $10.6 billion increased $1.0 billion from the second quarter of 2020, primarily due to excess liquidity and an increase in average investment securities. Interest expense was down $2.1 million, or 30.5%, as the cost of interest-bearing liabilities decreased 16 bps to 0.29% for the quarter ended June 30, 2021, driven by interest-bearing deposit costs decreasing 16 bps along with a 79 bps decrease in short-term borrowings cost.

Net interest income for the first six months of 2021 was $158.2 million, up $0.6 million, or 0.4%, from the same period in 2020. FTE net interest margin of 3.08% for the six months ended June 30, 2021, was down from 3.45% for the same period in 2020. Interest income decreased $8.5 million, or 4.8%, as the yield on average interest-earning assets decreased 59 bps from the same period in 2020 to 3.28%, while average interest-earning assets of $10.4 billion increased $1.2 billion primarily due to excess liquidity and an increase in average investment securities. Interest expense was down $9.1 million, or 47.3%, for the six months ended June 30, 2021 as compared to the same period in 2020 as the cost of interest-bearing liabilities decreased 32 bps to 0.31%, driven by interest-bearing deposit costs decreasing 31 bps along with a 96 bps decrease in short-term borrowings cost. The Federal Reserve lowered its target fed funds rate by 150 basis points in the first quarter of 2020.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	June 30, 2021			June 30, 2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$974,034	$224	0.09%	$380,260	$96	0.10%
Securities available for sale (1) (3)	1,453,068	5,762	1.59%	985,561	5,600	2.29%
Securities held to maturity (1) (3)	604,582	3,358	2.23%	613,899	4,201	2.75%
Federal Reserve Bank and FHLB stock	25,115	167	2.67%	36,604	554	6.09%
Loans (2) (3)	7,574,272	74,832	3.96%	7,589,032	77,324	4.10%
Total interest-earning assets	$10,631,071	$84,343	3.18%	$9,605,356	$87,775	3.68%
Other assets	971,681			961,807
Total assets	$11,602,752			$10,567,163

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,605,767	$1,364	0.21%	$2,360,407	$1,716	0.29%
NOW deposit accounts	1,454,751	179	0.05%	1,167,486	121	0.04%
Savings deposits	1,660,722	212	0.05%	1,383,495	180	0.05%
Time deposits	591,147	1,107	0.75%	760,803	2,795	1.48%
Total interest-bearing deposits	$6,312,387	$2,862	0.18%	$5,672,191	$4,812	0.34%
Short-term borrowings	95,226	32	0.13%	427,004	972	0.92%
Long-term debt	14,053	88	2.51%	64,165	393	2.46%
Subordinated debt	98,204	1,359	5.55%	8,633	128	5.96%
Junior subordinated debt	101,196	525	2.08%	101,196	695	2.76%
Total interest-bearing liabilities	$6,621,066	$4,866	0.29%	$6,273,189	$7,000	0.45%
Demand deposits	$3,542,176			$2,887,545
Other liabilities	235,536			271,635
Stockholders’ equity	1,203,974			1,134,794
Total liabilities and stockholders’ equity	$11,602,752			$10,567,163
Net interest income (FTE)		$79,477			$80,775
Interest rate spread			2.89%			3.23%
Net interest margin (FTE)			3.00%			3.38%
Taxable equivalent adjustment		$299			$329
Net interest income		$79,178			$80,446

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

Six Months Ended	June 30, 2021			June 30, 2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$781,764	$360	0.09%	$227,478	$335	0.30%
Securities available for sale (1) (3)	1,400,019	11,306	1.63%	974,044	11,353	2.34%
Securities held to maturity (1) (3)	605,987	7,004	2.33%	618,149	8,554	2.78%
Federal Reserve Bank and FHLB stock	25,359	322	2.56%	38,194	1,144	6.02%
Loans (2) (3)	7,574,304	149,963	3.99%	7,376,072	156,119	4.26%
Total interest-earning assets	$10,387,433	$168,955	3.28%	$9,233,937	$177,505	3.87%
Other assets	966,367			923,689
Total assets	$11,353,800			$10,157,626

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,545,280	$2,755	0.22%	$2,230,857	$6,965	0.63%
NOW deposit accounts	1,407,118	348	0.05%	1,126,845	404	0.07%
Savings deposits	1,604,664	406	0.05%	1,329,890	360	0.05%
Time deposits	603,178	2,525	0.84%	801,896	6,187	1.55%
Total interest-bearing deposits	$6,160,240	$6,034	0.20%	$5,489,488	$13,916	0.51%
Short-term borrowings	105,149	102	0.20%	480,261	2,769	1.16%
Long-term debt	16,967	212	2.52%	64,179	786	2.46%
Subordinated debt	98,149	2,718	5.58%	4,316	128	5.96%
Junior subordinated debt	101,196	1,055	2.10%	101,196	1,621	3.22%
Total interest-bearing liabilities	$6,481,701	$10,121	0.31%	$6,139,440	$19,220	0.63%
Demand deposits	$3,431,216			$2,642,926
Other liabilities	243,221			243,066
Stockholders’ equity	1,197,662			1,132,194
Total liabilities and stockholders’ equity	$11,353,800			$10,157,626
Net interest income (FTE)		$158,834			$158,285
Interest rate spread			2.97%			3.24%
Net interest margin (FTE)			3.08%			3.45%
Taxable equivalent adjustment		$601			$658
Net interest income		$158,233			$157,627

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended June 30,	Increase (Decrease) 2021 over 2020
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$138	$(10)	$128
Securities available for sale	2,180	(2,018)	162
Securities held to maturity	(62)	(781)	(843)
Federal Reserve Bank and FHLB stock	(139)	(248)	(387)
Loans	(139)	(2,353)	(2,492)
Total FTE interest income	$1,978	$(5,410)	$(3,432)
Money market deposit accounts	$167	$(519)	$(352)
NOW deposit accounts	33	25	58
Savings deposits	36	(4)	32
Time deposits	(527)	(1,161)	(1,688)
Short-term borrowings	(448)	(492)	(940)
Long-term debt	(313)	8	(305)
Subordinated debt	1,240	(9)	1,231
Junior subordinated debt	-	(170)	(170)
Total FTE interest expense	$188	$(2,322)	$(2,134)
Change in FTE net interest income	$1,790	$(3,088)	$(1,298)

Six Months Ended June 30,	Increase (Decrease) 2021 over 2020
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$377	$(352)	$25
Securities available for sale	4,043	(4,090)	(47)
Securities held to maturity	(167)	(1,382)	(1,549)
Federal Reserve Bank and FHLB stock	(303)	(519)	(822)
Loans	3,975	(10,132)	(6,157)
Total FTE interest income	$7,925	$(16,475)	$(8,550)
Money market deposit accounts	$862	$(5,072)	$(4,210)
NOW deposit accounts	86	(142)	(56)
Savings deposits	70	(24)	46
Time deposits	(1,290)	(2,372)	(3,662)
Short-term borrowings	(1,292)	(1,375)	(2,667)
Long-term debt	(592)	18	(574)
Subordinated debt	2,599	(9)	2,590
Junior subordinated debt	-	(566)	(566)
Total FTE interest expense	$443	$(9,542)	$(9,099)
Change in net FTE interest income	$7,482	$(6,933)	$549

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Service charges on deposit accounts	$3,028	$2,529	$6,055	$6,526
ATM and debit card fees	8,309	6,136	15,171	11,990
Retirement plan administration fees	9,779	9,214	19,877	17,155
Wealth management fees	8,406	6,823	16,316	14,096
Insurance services	3,508	3,292	6,969	7,561
Bank owned life insurance	1,659	1,381	3,040	2,755
Net securities gains (losses)	201	180	668	(632)
Other	4,426	5,456	8,258	10,983
Total noninterest income	$39,316	$35,011	$76,354	$70,434

Noninterest income for the three months ended June 30, 2021 was $39.3 million, up $2.3 million, or 6.2%, from the prior quarter and up $4.3 million, or 12.3%, from the second quarter of 2020. Excluding net securities gains (losses), noninterest income for the three months ended June 30, 2021 was $39.1 million, up $2.5 million, or 7.0%, from the prior quarter and up $4.3 million, or 12.3%, from the second quarter of 2020. The increase from the prior quarter was primarily driven by higher ATM and debit card fees due to increased volume and higher per transaction rates and higher wealth management fees driven by market performance and organic growth. The increase from the second quarter of 2020 was primarily due to higher ATM and debit card fees due to increased volume and higher per transaction rates, higher wealth management fees driven by market performance and organic growth, an increase in retirement plan administration fees driven by driven by market performance and organic growth, and higher service charges on deposit accounts due to lower overdraft charges during the COVID-19 pandemic, partly offset by lower swap fees and lower mortgage banking income.

Noninterest income for the six months ended June 30, 2021 was $76.4 million, up $5.9 million, or 8.4%, from the same period in 2020. Excluding net securities gains (losses), noninterest income for the six months ended June 30, 2021 would have been $75.7 million, up $4.6 million, or 6.5%, from the same period in 2020. The increase from the prior year was primarily due to higher ATM and debit card fess due to increased volume and higher per transaction rates, higher wealth management fees driven by market performance and organic growth and an increase in retirement plan administration fees driven by the April 1, 2020 acquisition of Alliance Benefit Group of Illinois, Inc. (“ABG”), partly offset by lower swap fees and lower mortgage banking income.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Salaries and employee benefits	$42,671	$39,717	$84,272	$80,467
Occupancy	5,291	5,065	11,164	11,060
Data processing and communications	4,427	4,079	9,158	8,312
Professional fees and outside services	4,030	3,403	7,619	7,300
Equipment	5,493	4,779	10,670	9,421
Office supplies and postage	1,615	1,455	3,114	3,091
FDIC expense	663	993	1,471	1,304
Advertising	468	322	919	931
Amortization of intangible assets	682	883	1,494	1,717
Loan collection and other real estate owned, net	663	728	1,253	1,745
Other	5,416	3,916	8,173	10,873
Total noninterest expense	$71,419	$65,340	$139,307	$136,221

Noninterest expense for the three months ended June 30, 2021 was $71.4 million, up $3.5 million, or 5.2%, from the prior quarter and up $6.1 million, or 9.3%, from the second quarter of 2020. The increase from the prior quarter was due to higher salaries and employee benefits due to one additional day of payroll in the second quarter, annual merit pay increases and higher medical expenses, partially offset by lower stock-based compensation. Other expenses increased due to $1.9 million in non-recurring costs, including an estimated legal settlement charge, which was partly offset by lower occupancy expense due to lower seasonal maintenance and utility expenses. The increase in noninterest expense from the second quarter of 2020 was due to higher salaries and employee benefits due to annual merit pay increases and higher medical expenses, higher equipment expense due to higher technology costs associated with several digital upgrades, and an increase in professional fees and outside services as a result of projects paused during the COVID-19 pandemic. Other expenses increased due to $1.9 million in non-recurring costs, including an estimated legal settlement charge.

Noninterest expense for the six months ended June 30, 2021 was $139.3 million, up $3.1 million, or 2.3%, from the same period in 2020. The increase from the prior year was driven by higher salaries and employee benefits due to annual merit pay increases, the ABG acquisition and higher medical expenses, increase in data processing communication expense driven by continued investments in digital platform solutions including a PPP specific platform, higher equipment expense due to higher technology costs associated with several digital upgrades, partly offset by $2.7 million in lower other expenses driven by the change in the reserve for unfunded commitments and lower travel and training expenses.

Income Taxes

Income tax expense for the three months ended June 30, 2021 was $12.0 million, up $0.8 million from the prior quarter and up $5.4 million from the second quarter of 2020. The effective tax rate was 22.9% for the second quarter of 2021, 21.9% in the prior quarter and 21.0% for the second quarter of 2020. The higher effective tax rate compared to the prior quarter and the second quarter of 2021 was due to higher level of taxable income relative to total income.

Income tax expense for the six months ended June 30, 2021 was $23.2 million, up $14.9 million from the same period of 2020. The effective tax rate of 22.4% for the first six months of 2021 was up from 19.1% for the same period in the prior year. The increase in income tax expense from the prior year was due to a higher level of taxable income as a result of the COVID-19 pandemic and decreased provision for loan losses.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $193.9 million, or 9.7%, from December 31, 2020 to June 30, 2021. The securities portfolio represented 18.9% of total assets as of June 30, 2021 as compared to 18.3% of total assets as of December 31, 2020.

The following table details the composition of securities available for sale, securities held to maturity and equity securities for the periods indicated:

	June 30, 2021	December 31, 2020
Mortgage-backed securities:
With maturities 15 years or less	23%	21%
With maturities greater than 15 years	8%	8%
Collateralized mortgage obligations	32%	35%
Municipal securities	15%	13%
U.S. agency notes	19%	20%
Corporate	2%	1%
Equity securities	1%	2%
Total	100%	100%

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

Loans

A summary of loans, net of deferred fees and origination costs, by type(1) for the periods indicated follows:

(In thousands)	June 30, 2021	December 31, 2020
Commercial	$1,479,258	$1,451,560
Commercial real estate	2,265,754	2,196,477
Paycheck protection program	359,738	430,810
Residential real estate	1,512,354	1,466,662
Indirect auto	899,324	931,286
Specialty lending	602,585	579,644
Home equity	351,469	387,974
Other consumer	47,145	54,472
Total loans	$7,517,627	$7,498,885

(1)	Loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans increased by $18.7 million, or 1% annualized from December 31, 2020 to June 30, 2021. Total PPP loans as of June 30, 2021 were $359.7 million (net of unamortized fees). The following PPP loan activity occurred during the six months ended June 30, 2021: $286.6 million in PPP loan originations, $365.1 million of loans forgiven and $10.9 million of interest and fees recognized into interest income. Excluding PPP loans, period end loans increased $89.8 million from December 31, 2020. Commercial and industrial loans increased $27.7 million to $1.5 billion; commercial real estate loans increased $69.3 million to $2.3 billion; and total consumer loans decreased $7.2 million to $3.4 billion. Total loans represent approximately 64.9% of assets as of June 30, 2021, as compared to 68.6% as of December 31, 2020.

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

The allowance for credit losses totaled $98.5 million at June 30, 2021, compared to $105.0 million at March 31, 2021 and $113.5 million at June 30, 2020. The allowance for credit losses as a percentage of loans was 1.31% (1.38% excluding PPP loans) at June 30, 2021, compared to 1.38% (1.48% excluding PPP loans) at March 31, 2021 and 1.49% (1.59% excluding PPP loans) at June 30, 2020. The decrease in the allowance for credit losses from March 31, 2021 and June 30, 2020 to June 30, 2021 was primarily due to the improved economic conditions in the CECL forecast.

The provision for loan losses was ($5.2) million for three months ended June 30, 2021, compared to ($2.8) million in the prior quarter and $18.8 million for the same period in the prior year. Provision expense decreased from the prior quarter due to improved economic conditions in the CECL forecast. Provision expense decreased from the same period in the prior year due primarily to the improved economic condition forecast in the current quarter as compared to significant deterioration of the economic forecast that took place at the end of the second quarter in 2020 due to COVID-19. Net charge-offs totaled $1.3 million during the three months ended June 30, 2021, compared to net charge-offs of $2.2 million during the first quarter of 2021 and $5.3 million in the second quarter of 2020.

The provision for loan losses was ($8.0) million for the six months ended June 30, 2021, compared to $48.5 million for the six months ended June 30, 2020. Provision expense decreased from the same period in the prior year due primarily to the improved economic condition forecast in the current quarter as compared to significant deterioration of the economic forecast that took place at the end of the six months ended June 30, 2020 due to COVID-19. Net charge-offs totaled $3.5 million during the six months ended June 30, 2021, compared to net charge-offs of $11.0 million during the six months ended June 30, 2020.

As of June 30, 2021, the unfunded commitment reserve totaled $5.8 million, compared to $5.9 million as of March 31, 2021 and $5.5 million as of June 30, 2020.

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

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$23,220	57%	$23,557	53%
Residential	11,806	29%	13,082	29%
Consumer	1,422	4%	3,020	7%
Troubled debt restructured loans	4,102	10%	4,988	11%
Total nonaccrual loans	$40,550	100%	$44,647	100%

Loans 90 days or more past due and still accruing:
Commercial	$1,496	58%	$493	16%
Residential	107	4%	518	16%
Consumer	972	38%	2,138	68%
Total loans 90 days or more past due and still accruing	$2,575	100%	$3,149	100%

Total nonperforming loans	$43,125		$47,796
OREO	798		1,458
Total nonperforming assets	$43,923		$49,254

Total nonperforming loans to total loans	0.57%		0.64%
Total nonperforming assets to total assets	0.38%		0.45%
Allowance for loan losses to total nonperforming loans	228.41%		230.14%

Total nonperforming assets were $43.9 million at June 30, 2021, compared to $49.3 million at December 31, 2020 and $29.4 million at June 30, 2020. Nonperforming loans at June 30, 2021 were $43.1 million, or 0.57%, of total loans (0.60% excluding PPP loan originations), compared with $47.8 million, or 0.64% of total loans (0.68% excluding PPP loan originations) at December 31, 2020 and $27.6 million, or 0.36% of total loans (0.39% excluding PPP loan originations) at June 30, 2020.

The increase in nonperforming loans as compared to a year ago resulted primarily from five commercial relationships totaling $15.0 million on non-accrual as of June 30, 2021. Past due loans as a percentage of total loans was 0.26% at June 30, 2021 (0.27% excluding PPP loan originations), down from 0.37% at December 31, 2020 (0.39% excluding PPP loan originations) and down from 0.30% at June 30, 2020 (0.32% excluding PPP loan originations).

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act, along with a joint agency statement issued by banking regulatory agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring (“TDR”). The Company evaluated the short-term modification programs provided to its borrowers and has concluded the modifications were generally made to borrowers who were in good standing prior to the COVID-19 pandemic and the modifications were temporary and minor in nature and therefore do not qualify for designation as TDRs. As of June 30, 2021, 0.5% of total loans outstanding (excluding PPP loan originations) were in payment deferral programs, of which 85% are commercial borrowers and 15% are consumer borrowers. As of December 31, 2020, 1.6% of total loans outstanding (excluding PPP loan originations) were in payment deferral programs, of which 80% were commercial borrowers and 20% were consumer borrowers.

In addition to nonperforming loans discussed above, the Company has also identified approximately $120.5 million in potential problem loans at June 30, 2021 as compared to $136.6 million at December 31, 2020 and $115.3 million at June 30, 2020. The increase in potential problem loans from June 30, 2020 is primarily due to the Company’s proactive approach to risk ratings throughout the deferral process and relates to higher risk industries impacted by the COVID-19 pandemic. Higher risk industries include entertainment, restaurants, retail, healthcare and accommodations. As of June 30, 2021, 8.9% of the Company’s outstanding loans were in higher risk industries due to the COVID-19 pandemic. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $9.8 billion at June 30, 2021, up $703.6 million, or 7.7%, from December 31, 2020. Total average deposits increased $1.5 billion, or 17.9%, from the same period last year. The growth was driven primarily by an increase of $788.3 million, or 29.8%, in demand deposits, combined with an increase in interest-bearing deposits of $670.8 million, or 12.2%, due to growth in money market deposit accounts (“MMDA”), NOW deposit accounts and savings deposit accounts, partly offset by a decrease in time accounts. The high rate of deposit growth was primarily due to funding of PPP loans and various government support programs.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $90.6 million at June 30, 2021 compared to $168.4 million at December 31, 2020. The notional value of interest rate swaps hedging cash flows related to short-term borrowings totaled $25.0 million at December 31, 2020 and matured during the six months ended June 30, 2021. Long-term debt was $14.0 million at June 30, 2021 and $39.1 million at December 31, 2020.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost, which is being amortized on a straight-line basis, was $2.2 million. As of June 30, 2021 and December 31, 2020 the subordinated debt net of unamortized issuance costs was $98.3 million and $98.1 million, respectively.

Capital Resources

Stockholders’ equity of $1.2 billion represented 10.58% of total assets at June 30, 2021 compared with $1.2 billion, or 10.86%, as of December 31, 2020. Stockholders’ equity was consistent with December 31, 2020 as net income of $80.1 million for the six months ending June 30, 2021 was offset by a decrease in accumulated other comprehensive income of $9.7 million, dividends declared of $23.5 million during the period and repurchase of common stock of $9.9 million.

The Company repurchased 23,627 shares of common stock during the second quarter of 2021 at a weighted average price of $36.03 per share excluding commissions under a previous announced plan. As of June 30, 2021, there were 1,719,342 shares available for repurchase under this plan authorized on October 28, 2019, amended on March 23, 2020 and January 27, 2021, and set to expire on December 31, 2021.

The Board of Directors considers the Company’s earnings position and earnings potential when making dividend decisions. The Board of Directors approved a third-quarter 2021 cash dividend of $0.28 per share at a meeting held on July 26, 2021. The dividend, which represents a $0.01, or 3.7% increase, will be paid on September 15, 2021 to shareholders of record as of September 1, 2021.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2021 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	June 30, 2021	December 31, 2020
Tier 1 leverage ratio	9.40%	9.56%
Common equity tier 1 capital ratio	12.12%	11.84%
Tier 1 capital ratio	13.34%	13.09%
Total risk-based capital ratio	15.78%	15.62%
Cash dividends as a percentage of net income	29.29%	45.22%
Per common share:
Book value	$28.19	$27.22
Tangible book value(1)	$21.50	$20.52
Tangible equity ratio(2)	8.28%	8.41%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

In March 2020, the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (“FDIC”) announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. Under the modified CECL transition provision, the regulatory capital impact of the January 1, 2020 CECL adoption date adjustment to the allowance for credit losses (after-tax) has been deferred and will phase into regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, the Company is allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020 and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020 and December 31, 2021, will also phase into regulatory capital at 25% per year commencing January 1, 2022. The Company adopted the capital transition relief over the permissible five-year period.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets rolling over at lower yields while interest-bearing liabilities remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a modest increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the +200/+100/-50 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2021 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps points)	net interest income
+200	6.07%
+100	2.80%
-50	(0.87%)

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At June 30, 2021, the Company’s Basic Surplus measurement was 28.9% of total assets or approximately $3.3 billion as compared to the December 31, 2020 Basic Surplus of 25.7% or $2.8 billion and was above the Company’s minimum of 5% (calculated at $578.7 million and $546.6 million, of period end total assets as June 30, 2021 and December 31, 2020, respectively) set forth in its liquidity policies.

At June 30, 2021 and December 31, 2020, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $14.0 million and $64.1 million, respectively. At June 30, 2021 and December 31, 2020, the Bank had $105.0 million and $74.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.7 billion at June 30, 2021 and $1.6 billion at December 31, 2020. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $934.8 million and $839.4 million at June 30, 2021 and December 31, 2020, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.0 billion at June 30, 2021 and $1.8 billion at December 31, 2020. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans as collateral. At June 30, 2021 and December 31, 2020, the Bank had the capacity to borrow $609.2 million and $658.1 million, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $2.8 billion at June 30, 2021 and $2.6 billion at December 31, 2020.

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

At June 30, 2021, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is depleted, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At June 30, 2021, approximately $188.7 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective.

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

(c)
The table below sets forth the information with respect to purchases made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plans(1)
4/1/21 - 4/30/21	-	$-	-	1,742,969
5/1/21 - 5/31/21	-	-	-	1,742,969
6/1/21 - 6/30/21	23,627	36.03	23,627	1,719,342
Total	23,627	$36.03	23,627	1,719,342

(1)
The Company purchased 23,627 shares of its common stock during the second quarter of 2021 at an average price of $36.03 per share under a previously announced plan. As of June 30, 2021, there were 1,719,342 shares available for repurchase under this plan announced on October 28, 2019, amended on March 23, 2020 and January 27, 2021, and set to expire on December 31, 2021.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

None

Item 5 – OTHER INFORMATION

On August 5, 2021, NBT entered into an employment agreement with Scott A. Kingsley, Executive Vice President and Chief Financial Officer of NBT (the “Employment Agreement”). The Employment Agreement will terminate upon the earlier occurrence of the executive’s death, “disability,” discharge for “cause,” resignation, termination “without cause” (as such terms are defined in the Employment Agreement), or January 1, 2023. On December 31, 2022 and on each December 31 thereafter, the term of the Employment Agreement will automatically extend for one additional year unless either NBT or Mr. Kingsley provides timely, prior notice of non-renewal.

Mr. Kingsley’s annual base salary will be $500,000 and will be subject to annual adjustments, but in no case will his salary be less than $500,000. In addition to an annual base salary, the Employment Agreement provides that Mr. Kingsley will be eligible to be considered for a performance bonus commensurate with his title and salary grade in accordance with the compensation policies of NBT and provides for the ability to participate in stock benefit plans, employee benefit plans, and other fringe benefits applicable to executive personnel, including, without limitation, use of an NBT provided car and country club membership paid by NBT. Mr. Kingsley is also eligible to receive an annual contribution to his deferred compensation account in an amount determined by the Board of Directors of NBT in its sole discretion.

The Employment Agreement also (i) sets forth Mr. Kingsley’s right to severance payments and/or benefits upon his termination of employment and (ii) contains customary non-competition and non-solicitation covenants that apply during the term and until the second anniversary of the expiration or termination of Mr. Kingsley’s employment.

The foregoing description of the Employment Agreement is not complete and is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed as Exhibit 10.1 hereto and the terms of which are incorporated herein by reference.

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

10.1	Employment Agreement, dated August 5, 2021 by and between NBT Bancorp Inc. and Scott A. Kingsley
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 6th day of August 2021.

NBT BANCORP INC.

By:	/s/ Scott A. Kingsley
Scott A. Kingsley
Executive Vice President
Chief Financial Officer