Form 10-Q
period 2021-09-30
NBT BANCORP INC
filed 2021-11-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021.

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

As of October 29, 2021, there were 43,349,877 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended September 30, 2021

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2021	2020
(In thousands, except share and per share data)
Assets
Cash and due from banks	$215,032	$159,995
Short-term interest-bearing accounts	1,131,074	512,686
Equity securities, at fair value	33,013	30,737
Securities available for sale, at fair value	1,576,030	1,348,698
Securities held to maturity (fair value $689,129 and $636,827, respectively)	683,103	616,560
Federal Reserve and Federal Home Loan Bank stock	25,161	27,353
Loans held for sale	1,024	1,119
Loans	7,566,442	7,498,885
Less allowance for loan losses	93,000	110,000
Net loans	$7,473,442	$7,388,885
Premises and equipment, net	71,928	74,206
Goodwill	280,541	280,541
Intangible assets, net	9,578	11,735
Bank owned life insurance	227,451	186,434
Other assets	267,034	293,957
Total assets	$11,994,411	$10,932,906
Liabilities
Demand (noninterest bearing)	$3,748,162	$3,241,123
Savings, NOW and money market	5,894,743	5,207,090
Time	552,273	633,479
Total deposits	$10,195,178	$9,081,692
Short-term borrowings	99,715	168,386
Long-term debt	14,020	39,097
Subordinated debt, net	98,380	98,052
Junior subordinated debt	101,196	101,196
Other liabilities	244,465	256,865
Total liabilities	$10,752,954	$9,745,288
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2021 and December 31, 2020	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at September 30, 2021 and December 31, 2020; issued 49,651,493 at September 30, 2021 and December 31, 2020	497	497
Additional paid-in-capital	577,222	578,082
Retained earnings	831,017	749,056
Accumulated other comprehensive (loss) income	(14,492)	417
Common stock in treasury, at cost, 6,313,800 and 6,022,399 shares at September 30, 2021 and December 31, 2020, respectively	(152,787)	(140,434)
Total stockholders’ equity	$1,241,457	$1,187,618
Total liabilities and stockholders’ equity	$11,994,411	$10,932,906

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$72,817	$74,998	$222,705	$230,996
Securities available for sale	5,898	5,603	17,204	16,956
Securities held to maturity	2,976	3,734	9,454	11,751
Other	524	659	1,206	2,138
Total interest, fee and dividend income	$82,215	$84,994	$250,569	$261,841
Interest expense
Deposits	$2,548	$4,267	$8,582	$18,183
Short-term borrowings	28	446	130	3,215
Long-term debt	89	398	301	1,184
Subordinated debt	1,359	1,375	4,077	1,503
Junior subordinated debt	517	565	1,572	2,186
Total interest expense	$4,541	$7,051	$14,662	$26,271
Net interest income	$77,674	$77,943	$235,907	$235,570
Provision for loan losses	(3,342)	3,261	(11,354)	51,741
Net interest income after provision for loan losses	$81,016	$74,682	$247,261	$183,829
Noninterest income
Service charges on deposit accounts	$3,489	$3,087	$9,544	$9,613
ATM and debit card fees	8,172	7,194	23,343	19,184
Retirement plan administration fees	10,495	9,685	30,372	26,840
Wealth management fees	8,783	7,695	25,099	21,791
Insurance services	3,720	3,742	10,689	11,303
Bank owned life insurance income	1,548	1,255	4,588	4,010
Net securities (losses) gains	(100)	84	568	(548)
Other	4,222	4,985	12,480	15,968
Total noninterest income	$40,329	$37,727	$116,683	$108,161
Noninterest expense
Salaries and employee benefits	$44,190	$40,451	$128,462	$120,918
Occupancy	5,117	5,294	16,281	16,354
Data processing and communications	3,881	4,058	13,039	12,370
Professional fees and outside services	3,784	3,394	11,403	10,694
Equipment	5,577	5,073	16,247	14,494
Office supplies and postage	1,364	1,530	4,478	4,621
FDIC expense	772	645	2,243	1,949
Advertising	583	530	1,502	1,461
Amortization of intangible assets	663	856	2,157	2,573
Loan collection and other real estate owned, net	706	620	1,959	2,365
Other	6,232	3,857	14,405	14,730
Total noninterest expense	$72,869	$66,308	$212,176	$202,529
Income before income tax expense	$48,476	$46,101	$151,768	$89,461
Income tax expense	11,043	10,988	34,193	19,267
Net income	$37,433	$35,113	$117,575	$70,194
Earnings per share
Basic	$0.86	$0.80	$2.71	$1.61
Diluted	$0.86	$0.80	$2.69	$1.60

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands)
Net income	$37,433	$35,113	$117,575	$70,194
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(7,426)	$(1,263)	$(21,329)	$26,509
Tax effect	1,857	316	5,332	(6,627)
Unrealized net holding (losses) gains arising during the period, net	$(5,569)	$(947)	$(15,997)	$19,882

Reclassification adjustment for net gains in net income, gross	$-	$-	$-	$(3)
Tax effect	-	-	-	1
Reclassification adjustment for net gains in net income, net	$-	$-	$-	$(2)

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$149	$157	$434	$495
Tax effect	(38)	(39)	(109)	(124)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$111	$118	$325	$371

Total securities available for sale, net	$(5,458)	$(829)	$(15,672)	$20,251

Cash flow hedges:
Unrealized losses on derivatives (cash flow hedges), gross	$-	$-	$-	$(274)
Tax effect	-	-	-	69
Unrealized losses on derivatives (cash flow hedges), net	$-	$-	$-	$(205)

Reclassification of net unrealized losses on cash flow hedges to interest (income), gross	$-	$101	$21	$192
Tax effect	-	(25)	(5)	(48)
Reclassification of net unrealized losses on cash flow hedges to interest (income), net	$-	$76	$16	$144

Total cash flow hedges, net	$-	$76	$16	$(61)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$344	$381	$996	$1,143
Tax effect	(86)	(95)	(249)	(286)
Amortization of prior service cost and actuarial losses, net	$258	$286	$747	$857

Total pension and other benefits, net	$258	$286	$747	$857

Total other comprehensive (loss) income	$(5,200)	$(467)	$(14,909)	$21,047
Comprehensive income	$32,233	$34,646	$102,666	$91,241

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at June 30, 2021	$497	$576,732	$805,722	$(9,292)	$(148,603)	$1,225,056
Net income	-	-	37,433	-	-	37,433
Cash dividends - $0.28 per share	-	-	(12,138)	-	-	(12,138)
Purchase of 119,342 treasury shares	-	-	-	-	(4,212)	(4,212)
Net issuance of 1,672 shares to employee and other stock plans	-	(73)	-	-	28	(45)
Stock-based compensation	-	563	-	-	-	563
Other comprehensive (loss)	-	-	-	(5,200)	-	(5,200)
Balance at September 30, 2021	$497	$577,222	$831,017	$(14,492)	$(152,787)	$1,241,457

Balance at June 30, 2020	$497	$577,197	$703,322	$2,488	$(140,852)	$1,142,652
Net income	-	-	35,113	-	-	35,113
Cash dividends - $0.27 per share	-	-	(11,785)	-	-	(11,785)
Net issuance of 3,030 shares to employee and other stock plans	-	(108)	-	-	58	(50)
Stock-based compensation	-	648	-	-	-	648
Other comprehensive (loss)	-	-	-	(467)	-	(467)
Balance at September 30, 2020	$497	$577,737	$726,650	$2,021	$(140,794)	$1,166,111

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2020	$497	$578,082	$749,056	$417	$(140,434)	$1,187,618
Net income	-	-	117,575	-	-	117,575
Cash dividends - $0.82 per share	-	-	(35,614)	-	-	(35,614)
Purchase of 400,000 treasury shares	-	-	-	-	(14,083)	(14,083)
Net issuance of 108,599 shares to employee and other stock plans	-	(4,679)	-	-	1,730	(2,949)
Stock-based compensation	-	3,819	-	-	-	3,819
Other comprehensive (loss)	-	-	-	(14,909)	-	(14,909)
Balance at September 30, 2021	$497	$577,222	$831,017	$(14,492)	$(152,787)	$1,241,457

Balance at December 31, 2019	$497	$576,708	$696,214	$(19,026)	$(133,996)	$1,120,397
Net income	-	-	70,194	-	-	70,194
Cumulative effect adjustment for ASU 2016-13 implementation	-	-	(4,339)	-	-	(4,339)
Cash dividends - $0.81 per share	-	-	(35,419)	-	-	(35,419)
Purchase of 263,507 treasury shares	-	-	-	-	(7,980)	(7,980)
Net issuance of 78,276 shares to employee and other stock plans	-	(2,928)	-	-	1,182	(1,746)
Stock-based compensation	-	3,957	-	-	-	3,957
Other comprehensive income	-	-	-	21,047	-	21,047
Balance at September 30, 2020	$497	$577,737	$726,650	$2,021	$(140,794)	$1,166,111

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2021	2020
(In thousands)
Operating activities
Net income	$117,575	$70,194
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(11,354)	51,741
Depreciation and amortization of premises and equipment	7,339	7,378
Net amortization on securities	4,460	2,812
Amortization of intangible assets	2,157	2,573
Amortization of operating lease right-of-use assets	5,401	5,549
Excess tax benefit on stock-based compensation	(321)	(188)
Stock-based compensation expense	3,819	3,957
Bank owned life insurance income	(4,588)	(4,010)
Amortization of subordinated debt issuance costs	328	121
Proceeds from sale of loans held for sale	48,371	153,732
Originations of loans held for sale	(47,996)	(144,105)
Net gains on sale of loans held for sale	(280)	(1,892)
Net security (gains) losses	(568)	548
Net gains on sale of other real estate owned	(44)	(243)
Net change in other assets and other liabilities	10,951	(40,760)
Net cash provided by operating activities	$135,250	$107,407
Investing activities
Net cash used in acquisitions	$-	$(3,899)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	308,688	239,622
Purchases	(560,884)	(437,827)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	149,200	181,143
Proceeds from sales	-	996
Purchases	(216,205)	(215,327)
Equity securities:
Proceeds from calls	1,000	-
Other:
Net increase in loans	(73,344)	(436,630)
Proceeds from Federal Home Loan Bank stock redemption	2,355	58,799
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(163)	(42,663)
Proceeds from settlement of bank owned life insurance	3,571	531
Purchases of bank owned life insurance	(40,000)	-
Purchases of premises and equipment, net	(5,007)	(4,512)
Proceeds from sales of other real estate owned	784	1,113
Net cash used in investing activities	$(430,005)	$(658,654)
Financing activities
Net increase in deposits	$1,113,486	$1,370,363
Net decrease in short-term borrowings	(68,671)	(471,803)
Proceeds from issuance of subordinated debt	-	100,000
Payment of subordinated debt issuance costs	-	(2,178)
Repayments of long-term debt	(25,077)	(85)
Proceeds from the issuance of shares to employee and other stock plans	112	184
Cash paid by employer for tax-withholdings on stock issuance	(1,973)	(1,218)
Purchase of treasury stock	(14,083)	(7,980)
Cash dividends	(35,614)	(35,419)
Net cash provided by financing activities	$968,180	$951,864
Net increase in cash and cash equivalents	$673,425	$400,617
Cash and cash equivalents at beginning of period	672,681	216,843
Cash and cash equivalents at end of period	$1,346,106	$617,460

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$17,161	$26,373
Income taxes paid, net of refund	39,025	38,137
Noncash investing activities:
Loans transferred to other real estate owned	$141	$1,017
Acquisitions:
Fair value of assets acquired	$-	$3,328

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2021

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

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2021
Federal agency	$248,462	$-	$5,496	$242,966
State & municipal	84,636	138	753	84,021
Mortgage-backed:
Government-sponsored enterprises	575,884	10,907	3,959	582,832
U.S. government agency securities	65,762	1,710	109	67,363
Collateralized mortgage obligations:
Government-sponsored enterprises	438,255	5,002	2,004	441,253
U.S. government agency securities	115,873	1,774	189	117,458
Corporate	38,500	1,637	-	40,137
Total AFS securities	$1,567,372	$21,168	$12,510	$1,576,030
As of December 31, 2020
Federal agency	$245,590	$59	$2,052	$243,597
State & municipal	42,550	630	-	43,180
Mortgage-backed:
Government-sponsored enterprises	521,448	17,079	22	538,505
U.S. government agency securities	55,049	2,332	47	57,334
Collateralized mortgage obligations:
Government-sponsored enterprises	311,710	7,549	58	319,201
U.S. government agency securities	114,864	3,739	-	118,603
Corporate	27,500	778	-	28,278
Total AFS securities	$1,318,711	$32,166	$2,179	$1,348,698

There was no allowance for credit losses on AFS securities as of September 30, 2021 and December 31, 2020.

During the three and nine months ended September 30, 2021 there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings. During the three months ended September 30, 2020 there were no gains or losses reclassified out of AOCI and into earnings. During the nine months ended September 30, 2020, there were $3 thousand of gross realized gains reclassified out of AOCI and into earnings. Included in net realized gains (losses) on AFS securities, the Company recorded gains from calls of approximately $3 thousand for the nine months ended September 30, 2020.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2021
Federal agency	$100,000	$-	$3,821	$96,179
Mortgage-backed:
Government-sponsored enterprises	121,040	2,851	568	123,323
U.S. government agency securities	9,121	659	-	9,780
Collateralized mortgage obligations:
Government-sponsored enterprises	75,852	3,050	-	78,902
U.S. government agency securities	54,587	679	341	54,925
State & municipal	322,503	5,021	1,504	326,020
Total HTM securities	$683,103	$12,260	$6,234	$689,129
As of December 31, 2020
Federal agency	$100,000	$-	$1,658	$98,342
Mortgage-backed:
Government-sponsored enterprises	107,914	4,583	-	112,497
U.S. government agency securities	11,533	979	-	12,512
Collateralized mortgage obligations:
Government-sponsored enterprises	103,105	4,477	-	107,582
U.S. government agency securities	79,145	3,950	-	83,095
State & municipal	214,863	7,953	17	222,799
Total HTM securities	$616,560	$21,942	$1,675	$636,827

At September 30, 2021 and December 31, 2020, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and Government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of September 30, 2021 and December 31, 2020.

Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $14 thousand for the three months ended September 30, 2021 and approximately $29 thousand for the nine months ended September 30, 2021. Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $11 thousand for the three months ended September 30, 2020 and approximately $15 thousand for the nine months ended September 30, 2020.

There were no sales of HTM securities during the three and nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company sold HTM securities with an amortized cost of $1.0 million and resulted in a realized loss of $1 thousand. Due to significant deterioration in the creditworthiness of the issuer of the HTM securities, the circumstances caused the Company to change its intent to hold the HTM securities sold to maturity, which did not affect the Company’s intent to hold the remainder of the HTM portfolio to maturity.

AFS and HTM securities with amortized costs totaling $1.6 billion at September 30, 2021 and $1.4 billion at December 31, 2020 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at September 30, 2021 and December 31, 2020, AFS and HTM securities with an amortized cost of $149.2 million and $305.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Three Months Ended September 30,
(In thousands)	2021	2020
Net (losses) and gains recognized on equity securities	$(114)	$73
Less: Net (losses) and gains recognized on equity securities sold during the period	-	-
Unrealized (losses) and gains recognized on equity securities still held	$(114)	$73

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net gains and (losses) recognized on equity securities	$539	$(565)
Less: Net gains and (losses) recognized on equity securities sold during the period	-	-
Unrealized gains and (losses) recognized on equity securities still held	$539	$(565)

As of September 30, 2021 and December 31, 2020, the carrying value of equity securities without readily determinable fair values was $1.0 million and $2.0 million, respectively. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of September 30, 2021 and 2020. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and nine months ended September 30, 2021 and 2020.

The following table sets forth information with regard to contractual maturities of debt securities at September 30, 2021:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$1,258	$1,262
From one to five years	56,017	56,596
From five to ten years	642,112	639,238
After ten years	867,985	878,934
Total AFS debt securities	$1,567,372	$1,576,030
HTM debt securities:
Within one year	$97,203	$97,239
From one to five years	56,120	57,485
From five to ten years	226,478	227,026
After ten years	303,302	307,379
Total HTM debt securities	$683,103	$689,129

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2021 and December 31, 2020.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded at September 30, 2021, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of September 30, 2021
AFS securities:
Federal agency	$101,674	$(1,799)	7	$141,292	$(3,697)	9	$242,966	$(5,496)	16
State & municipal	68,492	(753)	45	-	-	-	68,492	(753)	45
Mortgage-backed	239,779	(4,060)	18	761	(8)	4	240,540	(4,068)	22
Collateralized mortgage obligations	247,618	(1,793)	24	12,816	(400)	2	260,434	(2,193)	26
Total securities with unrealized losses	$657,563	$(8,405)	94	$154,869	$(4,105)	15	$812,432	$(12,510)	109

HTM securities:
Federal agency	$-	$-	-	$96,179	$(3,821)	4	$96,179	$(3,821)	4
Mortgage-backed	56,996	(568)	5	-	-	-	56,996	(568)	5
Collateralized mortgage obligation	31,809	(341)	5	-	-	-	31,809	(341)	5
State & municipal	67,806	(1,381)	50	3,453	(123)	4	71,259	(1,504)	54
Total securities with unrealized losses	$156,611	$(2,290)	60	$99,632	$(3,944)	8	$256,243	$(6,234)	68

As of December 31, 2020
AFS securities:
Federal agency	$148,537	$(2,052)	10	$-	$-	-	$148,537	$(2,052)	10
Mortgage-backed	47,269	(60)	3	800	(9)	4	48,069	(69)	7
Collateralized mortgage obligations	17,837	(58)	6	-	-	-	17,837	(58)	6
Total securities with unrealized losses	$213,643	$(2,170)	19	$800	$(9)	4	$214,443	$(2,179)	23

HTM securities:
Federal agency	$98,342	$(1,658)	4	$-	$-	-	$98,342	$(1,658)	4
State & municipal	4,805	(17)	5	-	-	-	4,805	(17)	5
Total securities with unrealized losses	$103,147	$(1,675)	9	$-	$-	-	$103,147	$(1,675)	9

The Company does not believe the AFS securities that were in an unrealized loss position as of September 30, 2021 and December 31, 2020, which consisted of 109 and 23 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of September 30, 2021 and December 31, 2020, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $3.3 million at September 30, 2021 and December 31, 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

None of the bank’s HTM debt securities were past due or on non-accrual status as of September 30, 2021 and December 31, 2020. There was no accrued interest reversed against interest income for the three and nine months ended September 30, 2021 or the year-ended December 31, 2020 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, 53% and 65%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2021 and December 31, 2020. The remaining HTM debt securities at September 30, 2021 and December 31, 2020 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the Current Expected Credit Losses (“CECL”) approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of September 30, 2021 and December 31, 2020. AIR on HTM debt securities totaled $2.6 million and $2.7 million at September 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

5.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $93.0 million at September 30, 2021, compared to $110.0 million at December 31, 2020. The allowance for credit losses as a percentage of loans was 1.23% at September 30, 2021, compared to 1.47% at December 31, 2020.

The Day 1 increase in the allowance for credit loss on loans relating to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was $3.0 million, which decreased retained earnings by $2.3 million and increased the deferred tax asset by $0.7 million.

The September 30, 2021, June 30, 2021, December 31, 2020, September 30, 2020 and Day 1 allowance for credit losses calculation incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverts to long-term economic conditions over a 4-quarter reversion period on a straight-line basis. The Company considers a baseline, upside and downside economic forecast in measuring the allowance.

The quantitative model as of September 30, 2021 incorporated a baseline economic outlook along with alternative upside and downside scenarios sourced from a reputable third-party to accommodate other potential economic conditions in the model. The baseline outlook reflected an unemployment rate environment initially above pre-COVID-19 levels although steadily improving to below 4% mid-way through the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the fourth quarter of 2021 at approximately 10% and steadily fall back down to normalized levels by the end of 2022. Other utilized economic variables showed mixed changes in their respective forecasts, with retail sales and business output declining from the prior quarter and housing starts increasing from the prior quarter’s forecast. Key assumptions in the baseline economic outlook included abatement of the coronavirus (“COVID-19”) pandemic in November, additional legislation focused on infrastructure and social benefits programs enacted by the end of 2021 totaling $2.5 trillion, and full employment reached by the end of 2022. The alternative downside scenario assumed deteriorated economic and epidemiological conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 6.2% in the third quarter of 2021 to a peak of 8.2% in the fourth quarter of 2022, remaining above 7% for the entire forecast period. The alternative upside scenario incorporated a more optimistic outlook than the baseline scenario, with a swift return to full employment by the first quarter of 2022 and with northeast unemployment moving down to 3.1% by the end of the forecast period. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of September 30, 2021. Additional adjustments were made for COVID-19 related factors not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus in the second and third quarters of 2020, including direct payments to individuals, increased unemployment benefits, the Company’s loan deferral and modification initiatives and various government sponsored loan programs. The Company also continued to monitor the level of criticized and classified loans in the third quarter of 2021 compared to the level contemplated by the model during similar, historical economic conditions, and an adjustment was made to estimate potential additional losses above modeled losses. Additionally, a qualitative adjustment was made for isolated model limitations related to modeled outputs given abnormally high retail sales and business output growth rates. These factors were considered through separate quantitative processes and incorporated into the estimate of current expected credit losses at September 30, 2021.

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

On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under section 4013 (“Section 4013”) of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Accordingly, the Company is offering modifications made in response to COVID-19 to borrowers who were current and otherwise not past due in accordance with the criteria stated in Section 4013. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. Accordingly, the Company did not account for such loan modifications as TDRs. As of September 30, 2021, there were $2.0 million in loans in modification programs related to COVID-19. On December 27, 2020, the Consolidated Appropriations Act amended section 2014 of the CARES Act extending the exemption of qualified loan modifications from classification as a troubled debt restructuring as defined by GAAP to the earlier of January 1, 2022, or 60 days after the National Emergency concerning COVID-19 ends.

There were no loans purchased with credit deterioration during the nine months ended September 30, 2021 or the year ended December 31, 2020. During 2021, the Company purchased $52.4 million of residential loans at a 2% premium and $60.3 million in consumer loans at par. The allowance for credit losses recorded for these loans on the purchase date was $4.6 million. During 2020, the Company purchased $51.9 million of consumer loans at a 1% discount. The allowance for credit losses recorded for these loans on the purchase date was $3.6 million. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $20.4 million at September 30, 2021 and $23.7 million at December 31, 2020 and was included in the allowance for loan credit losses to estimate the impact of accrued interest receivable related to loans with modifications due to the pandemic as the length of time between interest recognition and the write-off of uncollectible interest could exceed 120 days, exempting these loans from our policy election for accrued interest receivable. There was no estimated allowance for credit losses related to AIR at September 30, 2021 and $0.6 million at December 31, 2020.

The following tables present the activity in the allowance for credit losses by portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of June 30, 2021	$44,191	$34,881	$19,428	$98,500
Charge-offs	(1,492)	(3,083)	(312)	(4,887)
Recoveries	354	2,143	232	2,729
Provision	(9,875)	7,130	(597)	(3,342)
Ending balance as of September 30, 2021	$33,178	$41,071	$18,751	$93,000

Balance as of June 30, 2020	$50,386	$40,094	$23,020	$113,500
Charge-offs	(624)	(4,097)	(58)	(4,779)
Recoveries	333	2,123	62	2,518
Provision	1,651	442	1,168	3,261
Ending balance as of September 30, 2020	$51,746	$38,562	$24,192	$114,500

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2020	$50,942	$37,803	$21,255	$110,000
Charge-offs	(2,123)	(10,702)	(731)	(13,556)
Recoveries	533	6,506	871	7,910
Provision	(16,174)	7,464	(2,644)	(11,354)
Ending balance as of September 30, 2021	$33,178	$41,071	$18,751	$93,000

Balance as of January 1, 2020 (after adoption of ASC 326)	$27,156	$32,122	$16,721	$75,999
Charge-offs	(2,353)	(17,166)	(863)	(20,382)
Recoveries	674	6,168	300	7,142
Provision	26,269	17,438	8,034	51,741
Ending balance as of September 30, 2020	$51,746	$38,562	$24,192	$114,500

The decrease in the allowance for credit losses from December 31, 2020 to June 30, 2021 and September 30, 2021 was primarily due to an improvement in the economic forecast. The increase in the allowance for credit losses from Day 1 to June 30, 2020 and September 30, 2020 was primarily due to the deterioration of macroeconomic factors surrounding the COVID-19 pandemic.

Individually Evaluated Loans

As of September 30, 2021, there were five relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $12.5 million. These loans’ allowance for credit loss was $1.3 million and was determined by an estimate of the fair value of the collateral which consisted of business assets (accounts receivable, inventory, machinery and equipment). As of December 31, 2020, these same five relationships were identified to be evaluated for loss on an individual basis with an amortized cost basis of $15.2 million and an allowance for credit loss of $3.2 million. The decrease in the allowance for credit losses evaluated on an individual basis from December 31, 2020 to September 30, 2021 was primarily due to decrease in the amortized cost basis on the loans due to a principal payments and charge-offs.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of September 30, 2021
Commercial loans:
C&I	$2,518	$106	$-	$2,624	$4,261	$1,110,920	$1,117,805
CRE	11,759	1,754	441	13,954	16,084	2,528,193	2,558,231
PPP	-	-	-	-	-	276,195	276,195
Total commercial loans	$14,277	$1,860	$441	$16,578	$20,345	$3,915,308	$3,952,231
Consumer loans:
Auto	$6,455	$1,110	$580	$8,145	$1,407	$829,585	$839,137
Other consumer	3,473	2,003	810	6,286	210	748,241	754,737
Total consumer loans	$9,928	$3,113	$1,390	$14,431	$1,617	$1,577,826	$1,593,874
Residential	$1,879	$734	$1,109	$3,722	$13,775	$2,002,840	$2,020,337
Total loans	$26,084	$5,707	$2,940	$34,731	$35,737	$7,495,974	$7,566,442

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2020
Commercial loans:
C&I	$2,235	$2,394	$23	$4,652	$4,278	$1,116,686	$1,125,616
CRE	682	-	470	1,152	19,971	2,391,162	2,412,285
PPP	-	-	-	-	-	430,810	430,810
Total commercial loans	$2,917	$2,394	$493	$5,804	$24,249	$3,938,658	$3,968,711
Consumer loans:
Auto	$9,125	$1,553	$866	$11,544	$2,730	$877,831	$892,105
Other consumer	3,711	1,929	1,272	6,912	290	640,952	648,154
Total consumer loans	$12,836	$3,482	$2,138	$18,456	$3,020	$1,518,783	$1,540,259
Residential	$2,719	$309	$518	$3,546	$17,378	$1,968,991	$1,989,915
Total loans	$18,472	$6,185	$3,149	$27,806	$44,647	$7,426,432	$7,498,885

As of September 30, 2021 and December 31, 2020, there were no loans in non-accrual without an allowance for credit losses.

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

Nonperforming

Nonperforming loans are loans that are (1) over 90 days past due and interest is still accruing or (2) on nonaccrual status.

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by vintage:

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2021
C&I
By internally assigned grade:
Pass	$258,044	$256,285	$127,995	$71,024	$23,541	$40,962	$282,471	$6,724	$1,067,046
Special mention	163	4,277	5,157	3,339	3,063	3,381	8,477	-	27,857
Substandard	14	367	7,286	1,684	2,675	2,939	2,796	4,829	22,590
Doubtful	-	-	-	126	185	1	-	-	312
Total C&I	$258,221	$260,929	$140,438	$76,173	$29,464	$47,283	$293,744	$11,553	$1,117,805

CRE
By internally assigned grade:
Pass	$325,092	$453,138	$390,834	$249,362	$264,620	$486,685	$152,622	$16,661	$2,339,014
Special mention	796	933	21,467	4,747	20,344	67,530	1,140	-	116,957
Substandard	-	79	15,692	15,555	12,541	50,428	1,239	-	95,534
Doubtful	-	-	-	-	-	6,726	-	-	6,726
Total CRE	$325,888	$454,150	$427,993	$269,664	$297,505	$611,369	$155,001	$16,661	$2,558,231

PPP
By internally assigned grade:
Pass	$256,940	$19,255	$-	$-	$-	$-	$-	$-	$276,195
Total PPP	$256,940	$19,255	$-	$-	$-	$-	$-	$-	$276,195

Auto
By payment activity:
Performing	$280,805	$145,585	$211,921	$121,108	$59,047	$18,684	$-	$-	$837,150
Nonperforming	148	320	712	538	269	-	-	-	1,987
Total auto	$280,953	$145,905	$212,633	$121,646	$59,316	$18,684	$-	$-	$839,137

Other consumer
By payment activity:
Performing	$298,505	$166,111	$128,954	$88,311	$34,858	$18,447	$18,516	$15	$753,717
Nonperforming	96	290	235	96	191	109	3	-	1,020
Total other consumer	$298,601	$166,401	$129,189	$88,407	$35,049	$18,556	$18,519	$15	$754,737

Residential
By payment activity:
Performing	$263,254	$229,961	$187,776	$185,798	$155,725	$722,718	$248,727	$11,494	$2,005,453
Nonperforming	-	1,530	733	1,772	1,632	9,086	39	92	14,884
Total residential	$263,254	$231,491	$188,509	$187,570	$157,357	$731,804	$248,766	$11,586	$2,020,337

Total loans	$1,683,857	$1,278,131	$1,098,762	$743,460	$578,691	$1,427,696	$716,030	$39,815	$7,566,442

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
C&I
By internally assigned grade:
Pass	$331,921	$182,329	$91,230	$41,856	$32,625	$32,609	$322,674	$412	$1,035,656
Special mention	20,064	6,534	5,053	4,702	1,624	2,830	13,614	-	54,421
Substandard	338	6,364	10,219	3,388	791	4,272	9,945	14	35,331
Doubtful	-	-	-	207	-	1	-	-	208
Total C&I	$352,323	$195,227	$106,502	$50,153	$35,040	$39,712	$346,233	$426	$1,125,616

CRE
By internally assigned grade:
Pass	$469,919	$361,187	$256,154	$271,874	$212,197	$383,690	$113,128	$4,034	$2,072,183
Special mention	2,051	44,034	22,260	55,039	36,830	43,537	1,297	11,524	216,572
Substandard	536	5,307	18,298	15,691	6,018	62,168	1,501	4,642	114,161
Doubtful	-	1,897	-	-	-	7,472	-	-	9,369
Total CRE	$472,506	$412,425	$296,712	$342,604	$255,045	$496,867	$115,926	$20,200	$2,412,285

PPP
By internally assigned grade:
Pass	$430,810	$-	$-	$-	$-	$-	$-	$-	$430,810
Total PPP	$430,810	$-	$-	$-	$-	$-	$-	$-	$430,810

Auto
By payment activity:
Performing	$197,881	$314,034	$201,850	$115,977	$45,495	$13,250	$22	$-	$888,509
Nonperforming	359	1,140	1,135	525	437	-	-	-	3,596
Total auto	$198,240	$315,174	$202,985	$116,502	$45,932	$13,250	$22	$-	$892,105

Other consumer
By payment activity:
Performing	$234,628	$178,411	$127,549	$55,676	$14,255	$17,414	$18,588	$71	$646,592
Nonperforming	339	418	307	265	90	133	10	-	1,562
Total other consumer	$234,967	$178,829	$127,856	$55,941	$14,345	$17,547	$18,598	$71	$648,154

Residential
By payment activity:
Performing	$237,338	$210,505	$213,437	$182,993	$164,424	$684,495	$268,878	$9,991	$1,972,061
Nonperforming	1,245	659	2,318	2,535	902	10,195	-	-	17,854
Total residential	$238,583	$211,164	$215,755	$185,528	$165,326	$694,690	$268,878	$9,991	$1,989,915

Total loans	$1,927,429	$1,312,819	$949,810	$750,728	$515,688	$1,262,066	$749,657	$30,688	$7,498,885

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

As of September 30, 2021, the allowance for losses on unfunded commitments totaled $5.3 million, compared to $6.4 million as of December 31, 2020.

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

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer loans:
Auto	1	$20	$20	-	$-	$-
Total consumer loans	1	$20	$20	-	$-	$-
Residential	3	$460	$507	10	$659	$715
Total TDRs	4	$480	$527	10	$659	$715

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer loans:
Auto	2	$38	$38	1	$44	$44
Total consumer loans	2	$38	$38	1	$44	$44
Residential	9	$1,071	$1,183	24	$1,619	$1,745
Total TDRs	11	$1,109	$1,221	25	$1,663	$1,789

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential	19	$1,401	9	$299
Total TDRs	19	$1,401	9	$299

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
C&I	-	$-	1	$387
CRE	-	-	1	168
Total commercial loans	-	$-	2	$555
Consumer loans:
Auto	2	$18	-	$-
Total consumer loans	2	$18	-	$-
Residential	39	$2,356	45	$2,280
Total TDRs	41	$2,374	47	$2,835

6.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at September 30, 2021. Benefits paid from the plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives of Alliance Financial Corporation (“Alliance”) when the Company acquired Alliance. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits”.

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

The Company made no voluntary contributions to the pension and other benefits plans during the three and nine months ended September 30, 2021 and 2020.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Components of net periodic (benefit) cost:
Service cost	$517	$446	$2	$2
Interest cost	679	809	45	55
Expected return on plan assets	(2,197)	(2,105)	-	-
Net amortization	331	368	13	13
Total net periodic (benefit) cost	$(670)	$(482)	$60	$70

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Components of net periodic (benefit) cost:
Service cost	$1,486	$1,338	$6	$6
Interest cost	2,034	2,427	135	165
Expected return on plan assets	(6,602)	(6,315)	-	-
Net amortization	957	1,104	39	39
Total net periodic (benefit) cost	$(2,125)	$(1,446)	$180	$210

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended September 30,
(In thousands, except per share data)	2021	2020
Basic EPS:
Weighted average common shares outstanding	43,360	43,643
Net income available to common stockholders	$37,433	$35,113
Basic EPS	$0.86	$0.80

Diluted EPS:
Weighted average common shares outstanding	43,360	43,643
Dilutive effect of common stock options and restricted stock	271	299
Weighted average common shares and common share equivalents	43,631	43,942
Net income available to common stockholders	$37,433	$35,113
Diluted EPS	$0.86	$0.80

	Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020
Basic EPS:
Weighted average common shares outstanding	43,464	43,704
Net income available to common stockholders	$117,575	$70,194
Basic EPS	$2.71	$1.61

Diluted EPS:
Weighted average common shares outstanding	43,464	43,704
Dilutive effect of common stock options and restricted stock	305	293
Weighted average common shares and common share equivalents	43,769	43,997
Net income available to common stockholders	$117,575	$70,194
Diluted EPS	$2.69	$1.60

There was a nominal number of stock options outstanding for the three and nine months ended September 30, 2021 and September 30, 2020, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

8.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statement of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	September 30, 2021	September 30, 2020
AFS securities:
Gains on AFS securities	$-	$-	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	$149	$157	Interest income
Tax effect	$(38)	$(39)	Income tax (benefit)
Net of tax	$111	$118

Cash flow hedges:
Net unrealized losses on cash flow hedges reclassified to interest expense	$-	$101	Interest expense
Tax effect	$-	$(25)	Income tax (benefit)
Net of tax	$-	$76

Pension and other benefits:
Amortization of net losses	$317	$359	Other noninterest expense
Amortization of prior service costs	27	22	Other noninterest expense
Tax effect	$(86)	$(95)	Income tax (benefit)
Net of tax	$258	$286

Total reclassifications, net of tax	$369	$480

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line item in the Consolidated Statement of Comprehensive Income (Loss)
	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020
AFS securities:
Gains on AFS securities	$-	$(3)	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	434	495	Interest income
Tax effect	$(109)	$(123)	Income tax (benefit)
Net of tax	$325	$369

Cash flow hedges:
Net unrealized losses on cash flow hedges reclassified to interest expense	$21	$192	Interest expense
Tax effect	$(5)	$(48)	Income tax (benefit)
Net of tax	$16	$144

Pension and other benefits:
Amortization of net losses	$913	$1,075	Other noninterest expense
Amortization of prior service costs	83	68	Other noninterest expense
Tax effect	$(249)	$(286)	Income tax (benefit)
Net of tax	$747	$857

Total reclassifications, net of tax	$1,088	$1,370

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

The Company is subject to over-the-counter derivative clearing requirements, which require certain derivatives to be cleared through central clearing houses. Accordingly, the Company began to clear certain derivative transactions through the Chicago Mercantile Exchange Clearing House (“CME”) in January 2021. The CME requires the Company to post initial and variation margin payments to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts. A daily settlement occurs through the CME for changes in the fair value of centrally cleared derivatives. Not all of the derivatives are required to be cleared through the daily clearing agent. As a result, the total fair values of loan level derivative assets and liabilities recognized on the Company’s financial statements are not equal and offsetting.

As of September 30, 2021 and December 31, 2020, the Company had eighteen and seventeen risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of September 30, 2021
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,346,853	Other assets	$71,246	$1,346,853	Other liabilities	$71,246
Risk participation agreements	91,348	Other assets	235	37,852	Other liabilities	68
Total derivatives not designated as hedging instruments			$71,481			$71,314
Netting adjustments(1)			-			3,684
Net derivatives in the balance sheet			$71,481			$67,630
Derivatives not offset on the balance sheet			$4,869			$4,869
Cash collateral(2)			-			55,730
Net derivative amounts			$66,612			$7,031

As of December 31, 2020
Derivatives designated as hedging instruments
Interest rate derivatives	$-	Other assets	$-	$25,000	Other liabilities	$34

Derivatives not designated as hedging instruments
Interest rate derivatives	$1,223,584	Other assets	$108,487	$1,223,584	Other liabilities	$108,487
Risk participation agreements	72,528	Other assets	292	39,785	Other liabilities	125
Total derivatives not designated as hedging instruments			$108,779			$108,612
Cash collateral(2)			-			107,350
Net derivative amounts			$108,779			$1,262

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s short-term rate borrowings. During the three months ended March 31, 2021 the Company’s final cash flow hedge of interest rate risk matured and the remaining balance was reclassified from AOCI as a reduction to interest expense. There is no additional amount that will be reclassified from AOCI as a reduction to interest expense.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate derivatives - included component
Amount of (loss) recognized in other comprehensive income	$-	$-	$-	$(274)
Amount of loss reclassified from AOCI into interest expense	-	101	21	192

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
(Decrease) increase in other income	$(307)	$(20)	$(382)	$127

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	September 30, 2021
Assets:
AFS securities
Federal agency	$-	$242,966	$-	$242,966
State & municipal	-	84,021	-	84,021
Mortgage-backed	-	650,195	-	650,195
Collateralized mortgage obligations	-	558,711	-	558,711
Corporate	-	40,137	-	40,137
Total AFS securities	$-	$1,576,030	$-	$1,576,030
Equity securities	32,013	1,000	-	33,013
Derivatives	-	71,481	-	71,481
Total	$32,013	$1,648,511	$-	$1,680,524

Liabilities:
Derivatives	$-	$71,314	$-	$71,314
Total	$-	$71,314	$-	$71,314

(In thousands)	Level 1	Level 2	Level 3	December 31, 2020
Assets:
AFS securities
Federal agency	$-	$243,597	$-	$243,597
State & municipal	-	43,180	-	43,180
Mortgage-backed	-	595,839	-	595,839
Collateralized mortgage obligations	-	437,804	-	437,804
Corporate	-	28,278	-	28,278
Total AFS securities	$-	$1,348,698	$-	$1,348,698
Equity securities	28,737	2,000	-	30,737
Derivatives	-	108,779	-	108,779
Total	$28,737	$1,459,477	$-	$1,488,214

Liabilities:
Derivatives	$-	$108,646	$-	$108,646
Total	$-	$108,646	$-	$108,646

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans, mortgage servicing rights and HTM securities. The non-recurring fair value measurements recorded during the three and nine month periods ended September 30, 2021 and the year ended December 31, 2020 were related to impaired loans, write-downs of other real estate owned and write-down of branch assets to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

As of September 30, 2021, the Company had collateral dependent individually evaluated loans with a carrying value of $12.5 million, which had an estimated allowance for credit loss of $1.3 million. As of December 31, 2020, the Company had collateral dependent individually evaluated loans with a carrying value of $15.2 million, which had an estimated allowance for credit loss of $3.2 million.

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

		September 30, 2021		December 31, 2020
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$683,103	$689,129	$616,560	$636,827
Net loans	3	7,474,466	7,615,405	7,390,004	7,530,033
Financial liabilities:
Time deposits	2	$552,273	$553,125	$633,479	$638,721
Long-term debt	2	14,020	14,376	39,097	39,820
Subordinated debt	1	100,000	107,684	100,000	103,277
Junior subordinated debt	2	101,196	109,001	101,196	108,926

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s credit worthiness. Commitments to extend credit and unused lines of credit totaled $2.3 billion at September 30, 2021 and $2.2 billion at December 31, 2020.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $50.6 million at September 30, 2021 and $54.0 million at December 31, 2020. As of September 30, 2021 and December 31, 2020, the fair value of the Company’s standby letters of credit was not significant.

BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020 for an understanding of the following discussion and analysis. Operating results for the three and nine month periods ending September 30, 2021 are not necessarily indicative of the results of the full year ending December 31, 2021 or any future period.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company, its customers and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, and its impact on the Company’s customers and demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, national and local economic activity, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The Company’s results in 2021 and 2020 have been impacted by the COVID-19 pandemic and the CECL accounting methodology, including the estimated impact of the COVID-19 pandemic on expected credit losses. The following information should be considered in connection with the Company’s results for the three and nine months ended September 30, 2021:

●	net income for the three months ended September 30, 2021 was $37.4 million, up $2.3 million from the third quarter of 2020 and down $2.9 million from the second quarter of 2021;
●	diluted earnings per share of $0.86 for the three months ended September 30, 2021, up $0.06 from the third quarter of 2020 and down $0.06 from the second quarter of 2021;
●	period end loans were $7.6 billion, up 1%, annualized, from December 31, 2020 (4.2% excluding Paycheck Protection Program (“PPP”) loans);
●	net charge-offs to average loans of 0.11%, annualized (0.12% excluding PPP loans) and allowance for loan losses to total loans at 1.23% (1.28% excluding PPP loans and related allowance);
●	book value per share of $28.65 at September 30, 2021; tangible book value per share grew 2% for the quarter and 10% from September 30, 2020 to $21.95(1).

(1)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.

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

The Company has been a participant in the Small Business Administration’s Paycheck Protection Program, a loan guarantee program created under the CARES Act targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration (“SBA”), whose guarantee is backed by the full faith and credit of the United States. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally-applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. The Company processed approximately 3,100 loans totaling $287 million in relief during the nine months ended September 30, 2021 as compared to 3,000 loans totaling over $548 million in 2020. The Company is supporting the PPP application and forgiveness processes with online resources, educational webinars and a partnership with a certified public accounting firm. As of September 30, 2021, the Company has received payment from the SBA on 2,622 of our loans totaling $449.8 million.

On December 27, 2020, the President signed into law the Consolidated Appropriation Act (“CAA”). The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. The Company is participating in the CAA’s second round of PPP lending. In mid-January the Company opened its lending portal and began processing PPP loan applications from current and new customers. As of September 30, 2021, the Company has originated $287 million in PPP loans during this round with an average loan size of $93,000.

The Company established a committee to ensure employee and customer safety and a nimble response across geographic and functional areas. The five focus areas for the Company’s reopening are employee well-being, alternate work plans, physical workspace, working with customers and vendors, and policies, training and communication. The Committee monitored state and local responses and adapted physical locations across its footprint in its re-opening plans and will continue to monitor and adapt its response as the impact of COVID-19 continues to develop. The Company has taken several steps to address the safety of its employees and its customers including health and safety protocols to protect branch and onsite workers, full-time remote and hybrid work arrangement, additional benefits for health, childcare/eldercare needs and well-being and new mobile, online, business banking and mortgage platforms were launched in 2020.

Results of Operations

Net income for the three months ended September 30, 2021 was $37.4 million, down $2.9 million from $40.3 million for the second quarter of 2021 and up $2.3 million from $35.1 million for the third quarter of 2020. Diluted earnings per share for the three months ended September 30, 2021 was $0.86, as compared with $0.92 for the prior quarter, and $0.80 for the third quarter of 2020. Return on average assets (annualized) was 1.26% for the three months ended September 30, 2021 as compared to 1.39% for the prior quarter and 1.29% for the same period last year. Return on average equity (annualized) was 12.04% for the three months ended September 30, 2021 as compared to 13.42% for the prior quarter and 12.09% for the three months ended September 30, 2020. Return on average tangible common equity (annualized) was 15.97% for the three months ended September 30, 2021 as compared to 17.93% for the prior quarter and 16.51% for the three months ended September 30, 2020.

Net income for the nine months ended September 30, 2021 was $117.6 million, up $47.4 from $70.2 million for the same period last year. Diluted earnings per share for the nine months ended September 30, 2021 was $2.69 as compared with $1.60 for the same period in 2020. Return on average assets (annualized) was 1.37% for the nine months ended September 30, 2021 as compared to 0.90% for the same period last year. Return on average equity (annualized) was 13.00% for the nine months ended September 30, 2021 as compared to 8.23% for the nine months ended September 30, 2020. Return on average tangible common equity (annualized) was 17.35% for the nine months ended September 30, 2021 as compared to 11.36% for the nine months ended September 30, 2020.

Return on average tangible common equity is a non-GAAP measure and excludes amortization of intangible assets (net of tax) from net income and average tangible equity calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income	$37,433	$35,113	$117,575	$70,194
Amortization of intangible assets (net of tax)	497	642	1,618	1,930
Net income, excluding intangible amortization	$37,930	$35,755	$119,193	$72,124
Average stockholders’ equity	$1,233,045	$1,155,056	$1,209,586	$1,139,871
Less: average goodwill and other intangibles	290,492	293,572	291,177	291,472
Average tangible common equity	$942,553	$861,484	$918,409	$848,399

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

Net interest income was $77.7 million for the third quarter of 2021, down $1.5 million, or 1.9%, from the previous quarter. PPP loan interest and fees recognized into interest income for the three months ended September 30, 2021 was $2.9 million compared to $4.7 million for the previous quarter. The fully taxable equivalent (“FTE”) net interest margin was 2.88% for the three months ended September 30, 2021, a decrease of 12 bps from the previous quarter. Interest income decreased $1.8 million, or 2.2%, as the yield on average interest-earning assets decreased 13 bps from the prior quarter to 3.05%, while average interest-earning assets of $10.7 billion increased $96.4 million from the prior quarter, primarily due to an increase in short-term interest-bearing accounts due to higher levels of short-term interest bearing accounts (“excess liquidity”) and an increase in average investment securities. Interest expense was down $0.3 million, or 6.7%, as the cost of interest-bearing liabilities decreased 2 bps to 0.27% for the quarter ended September 30, 2021, driven by interest-bearing deposit costs decreasing 2 bps.

Net interest income was $77.7 million for the third quarter of 2021, down $0.3 million, or 0.3%, from the third quarter of 2020. PPP loan interest and fees recognized into interest income for the three months ended September 30, 2021 was $2.9 million compared to $4.6 million for the third quarter of 2020. The FTE net interest margin was 2.88% for the three months ended September 30, 2021, a decrease of 29 bps from the third quarter of 2020. Interest income decreased $2.8 million, or 3.3%, as the yield on average interest-earning assets decreased 40 bps from the same period in 2020 to 3.05%, while average interest-earning assets of $10.7 billion increased $0.9 billion from the third quarter of 2020, primarily due to excess liquidity and an increase in average investment securities. Interest expense was down $2.5 million, or 35.6%, as the cost of interest-bearing liabilities decreased 18 bps to 0.27% for the quarter ended September 30, 2021, driven by interest-bearing deposit costs decreasing 14 bps along with a 53 bps decrease in short-term borrowings cost.

Net interest income for the first nine months of 2021 was $235.9 million, up $0.3 million, or 0.1%, from the same period in 2020. PPP loan interest and fees recognized into interest income for the nine months ended September 30, 2021 was $13.8 million compared to $8.5 million for the same period in 2020. FTE net interest margin of 3.01% for the nine months ended September 30, 2021, was down from 3.35% for the same period in 2020. Interest income decreased $11.3 million, or 4.3%, as the yield on average interest-earning assets decreased 52 bps from the same period in 2020 to 3.20%, while average interest-earning assets of $10.5 billion increased $1.1 billion primarily due to excess liquidity and an increase in average investment securities. Interest expense was down $11.6 million, or 44.2%, for the nine months ended September 30, 2021 as compared to the same period in 2020 as the cost of interest-bearing liabilities decreased 27 bps to 0.30%, driven by interest-bearing deposit costs decreasing 25 bps along with a 87 bps decrease in short-term borrowings cost. The Federal Reserve lowered its target fed funds rate by 150 basis points in the first quarter of 2020.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	September 30, 2021			September 30, 2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$1,014,120	$403	0.16%	$477,946	$130	0.11%
Securities available for sale (1) (3)	1,513,071	5,898	1.55%	1,137,604	5,603	1.96%
Securities held to maturity (1) (3)	657,314	3,234	1.95%	621,812	4,008	2.56%
Federal Reserve Bank and FHLB stock	25,154	121	1.91%	29,720	529	7.08%
Loans (2) (3)	7,517,839	72,857	3.84%	7,559,218	75,049	3.95%
Total interest-earning assets	$10,727,498	$82,513	3.05%	$9,826,300	$85,319	3.45%
Other assets	1,019,797			967,194
Total assets	$11,747,295			$10,793,494

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,580,570	$1,266	0.19%	$2,364,606	$1,680	0.28%
NOW deposit accounts	1,442,678	183	0.05%	1,207,064	144	0.05%
Savings deposits	1,691,539	219	0.05%	1,447,021	192	0.05%
Time deposits	565,216	880	0.62%	684,708	2,251	1.31%
Total interest-bearing deposits	$6,280,003	$2,548	0.16%	$5,703,399	$4,267	0.30%
Short-term borrowings	99,703	28	0.11%	277,890	446	0.64%
Long-term debt	14,029	89	2.52%	64,137	398	2.47%
Subordinated debt	98,311	1,359	5.48%	97,934	1,375	5.59%
Junior subordinated debt	101,196	517	2.03%	101,196	565	2.22%
Total interest-bearing liabilities	$6,593,242	$4,541	0.27%	$6,244,556	$7,051	0.45%
Demand deposits	$3,676,883			$3,111,617
Other liabilities	244,125			282,265
Stockholders’ equity	1,233,045			1,155,056
Total liabilities and stockholders’ equity	$11,747,295			$10,793,494
Net interest income (FTE)		$77,972			$78,268
Interest rate spread			2.78%			3.00%
Net interest margin (FTE)			2.88%			3.17%
Taxable equivalent adjustment		$298			$325
Net interest income		$77,674			$77,943

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

Nine Months Ended	September 30, 2021			September 30, 2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$860,067	$763	0.12%	$311,577	$464	0.20%
Securities available for sale (1) (3)	1,438,117	17,204	1.60%	1,028,962	16,956	2.20%
Securities held to maturity (1) (3)	623,284	10,237	2.20%	619,379	12,562	2.71%
Federal Reserve Bank and FHLB stock	25,290	443	2.34%	35,349	1,674	6.33%
Loans (2) (3)	7,555,276	222,821	3.94%	7,437,566	231,168	4.15%
Total interest-earning assets	$10,502,034	$251,468	3.20%	$9,432,833	$262,824	3.72%
Other assets	984,372			938,296
Total assets	$11,486,406			$10,371,129

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,557,172	$4,022	0.21%	$2,275,765	$8,646	0.51%
NOW deposit accounts	1,419,102	531	0.05%	1,153,780	548	0.06%
Savings deposits	1,633,941	625	0.05%	1,369,219	553	0.05%
Time deposits	590,385	3,404	0.77%	762,548	8,436	1.48%
Total interest-bearing deposits	$6,200,600	$8,582	0.19%	$5,561,312	$18,183	0.44%
Short-term borrowings	103,314	130	0.17%	412,312	3,215	1.04%
Long-term debt	15,976	301	2.52%	64,165	1,184	2.46%
Subordinated debt	98,204	4,077	5.55%	35,750	1,503	5.62%
Junior subordinated debt	101,196	1,572	2.08%	101,196	2,186	2.89%
Total interest-bearing liabilities	$6,519,290	$14,662	0.30%	$6,174,735	$26,271	0.57%
Demand deposits	$3,514,005			$2,800,297
Other liabilities	243,525			256,226
Stockholders’ equity	1,209,586			1,139,871
Total liabilities and stockholders’ equity	$11,486,406			$10,371,129
Net interest income (FTE)		$236,806			$236,553
Interest rate spread			2.90%			3.15%
Net interest margin (FTE)			3.01%			3.35%
Taxable equivalent adjustment		$899			$983
Net interest income		$235,907			$235,570

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended September 30,	Increase (Decrease) 2021 over 2020
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$194	$79	$273
Securities available for sale	1,625	(1,330)	295
Securities held to maturity	221	(995)	(774)
Federal Reserve Bank and FHLB stock	(71)	(337)	(408)
Loans	(375)	(1,817)	(2,192)
Total FTE interest income	$1,594	$(4,400)	$(2,806)
Money market deposit accounts	$144	$(558)	$(414)
NOW deposit accounts	30	9	39
Savings deposits	32	(5)	27
Time deposits	(341)	(1,030)	(1,371)
Short-term borrowings	(183)	(235)	(418)
Long-term debt	(317)	8	(309)
Subordinated debt	6	(22)	(16)
Junior subordinated debt	-	(48)	(48)
Total FTE interest expense	$(629)	$(1,881)	$(2,510)
Change in FTE net interest income	$2,223	$(2,519)	$(296)

Nine Months Ended September 30,	Increase (Decrease) 2021 over 2020
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$548	$(249)	$299
Securities available for sale	5,636	(5,388)	248
Securities held to maturity	78	(2,403)	(2,325)
Federal Reserve Bank and FHLB stock	(383)	(848)	(1,231)
Loans	3,560	(11,907)	(8,347)
Total FTE interest income	$9,439	$(20,795)	$(11,356)
Money market deposit accounts	$958	$(5,582)	$(4,624)
NOW deposit accounts	112	(129)	(17)
Savings deposits	102	(30)	72
Time deposits	(1,613)	(3,419)	(5,032)
Short-term borrowings	(1,456)	(1,629)	(3,085)
Long-term debt	(908)	25	(883)
Subordinated debt	2,592	(18)	2,574
Junior subordinated debt	-	(614)	(614)
Total FTE interest expense	$(213)	$(11,396)	$(11,609)
Change in net FTE interest income	$9,652	$(9,399)	$253

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Service charges on deposit accounts	$3,489	$3,087	$9,544	$9,613
ATM and debit card fees	8,172	7,194	23,343	19,184
Retirement plan administration fees	10,495	9,685	30,372	26,840
Wealth management fees	8,783	7,695	25,099	21,791
Insurance services	3,720	3,742	10,689	11,303
Bank owned life insurance	1,548	1,255	4,588	4,010
Net securities gains (losses)	(100)	84	568	(548)
Other	4,222	4,985	12,480	15,968
Total noninterest income	$40,329	$37,727	$116,683	$108,161

Noninterest income for the three months ended September 30, 2021 was $40.3 million, up $1.0 million, or 2.6%, from the prior quarter and up $2.6 million, or 6.9%, from the third quarter of 2020. Excluding net securities gains (losses), noninterest income for the three months ended September 30, 2021 was $40.4 million, up $1.3 million, or 3.4%, from the prior quarter and up $2.8 million, or 7.4%, from the third quarter of 2020. The increase from the prior quarter was primarily driven by higher service charges on deposit accounts, higher retirement plan administration fees due to market performance and organic growth in relationships and higher wealth management fees driven by market performance and organic growth. The increase from the third quarter of 2020 was primarily due to higher ATM and debit card fees due to increased volume and higher per transaction rates, higher wealth management fees driven by market performance and organic growth, an increase in retirement plan administration fees driven by driven by market performance and organic growth, and higher service charges on deposit accounts due to lower overdraft charges during the COVID-19 pandemic, partly offset by lower swap fees and lower mortgage banking income.

Noninterest income for the nine months ended September 30, 2021 was $116.7 million, up $8.5 million, or 7.9%, from the same period in 2020. Excluding net securities gains (losses), noninterest income for the nine months ended September 30, 2021 would have been $116.1 million, up $7.4 million, or 6.8%, from the same period in 2020. The increase from the prior year was primarily due to higher ATM and debit card fess due to increased volume and higher per transaction rates, higher wealth management fees driven by market performance and organic growth and an increase in retirement plan administration fees driven by the April 1, 2020 acquisition of Alliance Benefit Group of Illinois, Inc. (“ABG”), partly offset by lower swap fees and lower mortgage banking income.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Salaries and employee benefits	$44,190	$40,451	$128,462	$120,918
Occupancy	5,117	5,294	16,281	16,354
Data processing and communications	3,881	4,058	13,039	12,370
Professional fees and outside services	3,784	3,394	11,403	10,694
Equipment	5,577	5,073	16,247	14,494
Office supplies and postage	1,364	1,530	4,478	4,621
FDIC expense	772	645	2,243	1,949
Advertising	583	530	1,502	1,461
Amortization of intangible assets	663	856	2,157	2,573
Loan collection and other real estate owned, net	706	620	1,959	2,365
Other	6,232	3,857	14,405	14,730
Total noninterest expense	$72,869	$66,308	$212,176	$202,529

Noninterest expense for the three months ended September 30, 2021 was $72.9 million, up $1.5 million, or 2.0%, from the prior quarter and up $6.6 million, or 9.9%, from the third quarter of 2020. The increase from the prior quarter was due to higher salaries and employee benefits due to one additional day of payroll in the third quarter, increased medical expenses and higher incentive compensation accruals. Other expenses increased due to $2.3 million in non-recurring costs, primarily from estimated litigation settlement costs related to a pending lawsuit regarding certain of the Company’s deposit products and related disclosures. The Company does not anticipate further material accruals related to this legal matter. The increase in noninterest expense from the third quarter of 2020 was due to higher salaries and employee benefits due to annual merit pay increases, increased medical expenses and higher incentive compensation accrual. Higher equipment expense due to higher technology costs associated with several digital upgrades. Other expenses increased due to $2.3 million in non-recurring costs, including the previously mentioned estimated litigation settlement costs.

Noninterest expense for the nine months ended September 30, 2021 was $212.2 million, up $9.6 million, or 4.8%, from the same period in 2020. The increase from the prior year was driven by higher salaries and employee benefits due to annual merit pay increases, the ABG acquisition and higher medical expenses, increase in data processing communication expense driven by continued investments in digital platform solutions including a PPP specific platform, an increase in professional fees and outside services as a result of projects paused during the COVID-19 pandemic, higher equipment expense due to higher technology costs associated with several digital upgrades.

Income Taxes

Income tax expense for the three months ended September 30, 2021 was $11.0 million, down $1.0 million from the prior quarter and up $0.1 million from the third quarter of 2020. The effective tax rate was 22.8% for the third quarter of 2021, 22.9% in the prior quarter and 23.8% for the third quarter of 2020. The lower effective tax rate compared to the third quarter of 2020 was due to the change in the level of taxable income to bring the nine months ended September 30, 2020 estimated effective tax rate to 21.75%.

Income tax expense for the nine months ended September 30, 2021 was $34.2 million, up $14.9 million from the same period of 2020. The effective tax rate of 22.5% for the first nine months of 2021 was up from 21.5% for the same period in the prior year. The increase in income tax expense from the prior year was due to a higher level of taxable income as a result of the COVID-19 pandemic and decreased provision for loan losses.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $296.2 million, or 14.8%, from December 31, 2020 to September 30, 2021. The securities portfolio represented 19.1% of total assets as of September 30, 2021 as compared to 18.3% of total assets as of December 31, 2020.

The following table details the composition of securities available for sale, securities held to maturity and equity securities for the periods indicated:

	September 30, 2021	December 31, 2020
Mortgage-backed securities:
With maturities 15 years or less	20%	21%
With maturities greater than 15 years	8%	8%
Collateralized mortgage obligations	33%	35%
Municipal securities	18%	13%
U.S. agency notes	18%	20%
Corporate	2%	1%
Equity securities	1%	2%
Total	100%	100%

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

Loans

A summary of loans, net of deferred fees and origination costs, by type(1) for the periods indicated follows:

(In thousands)	September 30, 2021	December 31, 2020
Commercial	$1,466,597	$1,451,560
Commercial real estate	2,320,341	2,196,477
Paycheck protection program	276,195	430,810
Residential real estate	1,549,684	1,466,662
Indirect auto	873,860	931,286
Specialty lending	692,919	579,644
Home equity	339,316	387,974
Other consumer	47,530	54,472
Total loans	$7,566,442	$7,498,885

(1)	Loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans increased by $67.6 million from December 31, 2020 to September 30, 2021. Total PPP loans as of September 30, 2021 were $276.2 million (net of unamortized fees). The following PPP loan activity occurred during the nine months ended September 30, 2021: $286.6 million in PPP loan originations, $449.8 million of loans forgiven and $13.8 million of interest and fees recognized into interest income. Excluding PPP loans, period end loans increased $222.2 million from December 31, 2020. Commercial and industrial loans increased $15.0 million to $1.5 billion; commercial real estate loans increased $123.9 million to $2.3 billion; and total consumer loans increased $83.3 million to $3.5 billion. Total loans represent approximately 63.1% of assets as of September 30, 2021, as compared to 68.6% as of December 31, 2020.

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

The allowance for credit losses totaled $93.0 million at September 30, 2021, compared to $98.5 million at June 30, 2021 and $114.5 million at September 30, 2020. The allowance for credit losses as a percentage of loans was 1.23% (1.28% excluding PPP loans) at September 30, 2021, compared to 1.31% (1.38% excluding PPP loans) at June 30, 2021 and 1.51% (1.62% excluding PPP loans) at September 30, 2020. The decrease in the allowance for credit losses from June 30, 2021 and September 30, 2020 to September 30, 2021 was primarily due to the improved economic conditions in the CECL forecast.

The provision for loan losses was a net benefit of $3.3 million for three months ended September 30, 2021, compared to a net benefit of $5.2 million in the prior quarter and a provision expense of $3.3 million for the same period in the prior year. Provision expense increased from the prior quarter due primarily to increased net charge-offs and higher reserves established due to change in loan mix, partly offset by continued improvement in economic conditions in the CECL forecast. Provision expense decreased from the same period in the prior year due primarily to the improved economic condition forecast in the current quarter as compared to deterioration of the economic forecast that took place at the end of the third quarter in 2020 due to COVID-19. Net charge-offs totaled $2.2 million during the three months ended September 30, 2021, compared to net charge-offs of $1.3 million during the second quarter of 2021 and $2.3 million in the third quarter of 2020.

The provision for loan losses was a net benefit of $11.4 million for the nine months ended September 30, 2021, compared to a provision expense of $51.7 million for the nine months ended September 30, 2020. Provision expense decreased from the same period in the prior year due primarily to the improved economic condition forecast in the current quarter as compared to significant deterioration of the economic forecast that took place at the end of the nine months ended September 30, 2020 due to COVID-19. Net charge-offs totaled $5.6 million during the nine months ended September 30, 2021, compared to net charge-offs of $13.2 million during the nine months ended September 30, 2020.

As of September 30, 2021, the unfunded commitment reserve totaled $5.3 million, compared to $5.8 million as of June 30, 2021 and $5.5 million as of September 30, 2020.

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

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$19,726	55%	$23,557	53%
Residential	10,139	28%	13,082	29%
Consumer	1,585	5%	3,020	7%
Troubled debt restructured loans	4,287	12%	4,988	11%
Total nonaccrual loans	$35,737	100%	$44,647	100%

Loans 90 days or more past due and still accruing:
Commercial	$441	15%	$493	16%
Residential	1,109	38%	518	16%
Consumer	1,390	47%	2,138	68%
Total loans 90 days or more past due and still accruing	$2,940	100%	$3,149	100%

Total nonperforming loans	$38,677		$47,796
OREO	859		1,458
Total nonperforming assets	$39,536		$49,254

Total nonperforming loans to total loans	0.51%		0.64%
Total nonperforming assets to total assets	0.33%		0.45%
Allowance for loan losses to total nonperforming loans	240.45%		230.14%

Total nonperforming assets were $39.5 million at September 30, 2021, compared to $49.3 million at December 31, 2020 and $40.1 million at September 30, 2020. Nonperforming loans at September 30, 2021 were $38.7 million, or 0.51%, of total loans (0.53% excluding PPP loan originations), compared with $47.8 million, or 0.64% of total loans (0.68% excluding PPP loan originations) at December 31, 2020 and $38.5 million, or 0.51% of total loans (0.55% excluding PPP loan originations) at September 30, 2020.

Nonperforming loans were consistent compared to a year ago. Past due loans as a percentage of total loans was 0.46% at September 30, 2021 (0.48% excluding PPP loan originations), up from 0.37% at December 31, 2020 (0.39% excluding PPP loan originations) and up from 0.26% at September 30, 2020 (0.28% excluding PPP loan originations).

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act, along with a joint agency statement issued by banking regulatory agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring (“TDR”). The Company evaluated the short-term modification programs provided to its borrowers and has concluded the modifications were generally made to borrowers who were in good standing prior to the COVID-19 pandemic and the modifications were temporary and minor in nature and therefore do not qualify for designation as TDRs. As of September 30, 2021, $2.0 million of total loans outstanding were in payment deferral programs, of which 71% are commercial borrowers and 29% are consumer borrowers. As of December 31, 2020, $106.0 million of total loans outstanding were in payment deferral programs, of which 80% were commercial borrowers and 20% were consumer borrowers.

In addition to nonperforming loans discussed above, the Company has also identified approximately $105.7 million in potential problem loans at September 30, 2021 as compared to $136.6 million at December 31, 2020 and $117.7 million at September 30, 2020. The increase in potential problem loans from September 30, 2020 is primarily due to the Company’s proactive approach to risk ratings throughout the deferral process and relates to higher risk industries impacted by the COVID-19 pandemic. Higher risk industries include entertainment, restaurants, retail, healthcare and accommodations. As of September 30, 2021, 8.7% of the Company’s outstanding loans were in higher risk industries due to the COVID-19 pandemic. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $10.2 billion at September 30, 2021, up $1.1 billion, or 12.3%, from December 31, 2020. Total average deposits increased $1.4 billion, or 16.2%, from the same period last year. The growth was driven primarily by an increase of $713.7 million, or 25.5%, in demand deposits, combined with an increase in interest-bearing deposits of $639.3 million, or 11.5%, due to growth in money market deposit accounts (“MMDA”), NOW deposit accounts and savings deposit accounts, partly offset by a decrease in time accounts. The high rate of deposit growth was primarily due to funding of PPP loans and various government support programs.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $99.7 million at September 30, 2021 compared to $168.4 million at December 31, 2020. The notional value of interest rate swaps hedging cash flows related to short-term borrowings totaled $25.0 million at December 31, 2020 and matured during the nine months ended September 30, 2021. Long-term debt was $14.0 million at September 30, 2021 and $39.1 million at December 31, 2020.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost, which is being amortized on a straight-line basis, was $2.2 million. As of September 30, 2021 and December 31, 2020 the subordinated debt net of unamortized issuance costs was $98.4 million and $98.1 million, respectively.

Capital Resources

Stockholders’ equity of $1.2 billion represented 10.35% of total assets at September 30, 2021 compared with $1.2 billion, or 10.86% of total assets, as of December 31, 2020. Stockholders’ equity was consistent with December 31, 2020 as net income of $117.6 million for the nine months ending September 30, 2021 was offset by a decrease in accumulated other comprehensive income of $14.9 million, dividends declared of $35.6 million during the period and repurchase of common stock of $14.1 million.

The Company repurchased 119,342 shares of common stock during the third quarter of 2021 at a weighted average price of $35.30 per share excluding commissions under a previous announced plan. As of September 30, 2021, there were 1,600,000 shares available for repurchase under this plan authorized on October 28, 2019, amended on March 23, 2020 and January 27, 2021, and set to expire on December 31, 2021.

The Board of Directors considers the Company’s capital levels, earnings position and earnings potential when making dividend decisions. The Board of Directors approved a fourth-quarter 2021 cash dividend of $0.28 per share at a meeting held on October 25, 2021. The dividend will be paid on December 15, 2021 to shareholders of record as of December 1, 2021.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2021 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	September 30, 2021	December 31, 2020
Tier 1 leverage ratio	9.47%	9.56%
Common equity tier 1 capital ratio	12.20%	11.84%
Tier 1 capital ratio	13.39%	13.09%
Total risk-based capital ratio	15.74%	15.62%
Cash dividends as a percentage of net income	30.29%	45.22%
Per common share:
Book value	$28.65	$27.22
Tangible book value(1)	$21.95	$20.52
Tangible equity ratio(2)	8.13%	8.41%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets rolling over at lower yields while interest-bearing liabilities remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a modest increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the +200/+100/-50 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2021 balance sheet position:

Interest Rate Sensitivity Analysis

Change in interest rates (in bps points)	Percent change in net interest income
+200	6.93%
+100	3.22%
-50	(0.84%)

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At September 30, 2021, the Company’s Basic Surplus measurement was 29.4% of total assets or approximately $3.5 billion as compared to the December 31, 2020 Basic Surplus of 25.7% or $2.8 billion and was above the Company’s minimum of 5% (calculated at $599.7 million and $546.6 million, of period end total assets as September 30, 2021 and December 31, 2020, respectively) set forth in its liquidity policies.

At September 30, 2021 and December 31, 2020, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $14.0 million and $64.1 million, respectively. At September 30, 2021 and December 31, 2020, the Bank had $130.0 million and $74.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.7 billion at September 30, 2021 and $1.6 billion at December 31, 2020. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $901.2 million and $839.4 million at September 30, 2021 and December 31, 2020, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.0 billion at September 30, 2021 and $1.8 billion at December 31, 2020. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans as collateral. At September 30, 2021 and December 31, 2020, the Bank had the capacity to borrow $588.3 million and $658.1 million, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $2.8 billion at September 30, 2021 and $2.6 billion at December 31, 2020.

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

At September 30, 2021, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is depleted, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At September 30, 2021, approximately $193.0 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective.

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

(c)
The table below sets forth the information with respect to purchases made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plans(1)
7/1/21 - 7/31/21	119,342	$35.30	119,342	1,600,000
8/1/21 - 8/31/21	-	-	-	1,600,000
9/1/21 - 9/30/21	-	-	-	1,600,000
Total	119,342	$35.30	119,342	1,600,000

(1)
The Company purchased 119,342 shares of its common stock during the third quarter of 2021 at an average price of $35.30 per share under a previously announced plan. As of September 30, 2021, there were 1,600,000 shares available for repurchase under this plan announced on October 28, 2019, amended on March 23, 2020 and January 27, 2021, and set to expire on December 31, 2021.

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

10.1
Employment Agreement, dated August 5, 2021, by and between NBT Bancorp, Inc. and Scott A. Kingsley (filed as Exhibit 10.1 to Registrant’s Form 10-Q filed on August 6, 2021 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2021.

NBT BANCORP INC.

By:	/s/ Scott A. Kingsley
Scott A. Kingsley
Executive Vice President
Chief Financial Officer