Form 10-K
period 2021-12-31
NBT BANCORP INC
filed 2022-03-01
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
Registrant’s telephone number, including area code (607) 337-2265

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

Based on the closing price of the registrant’s common stock as of June 30, 2021, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $1,511,801,584.

The number of shares of common stock outstanding as of February 7, 2022, was 43,171,757.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2022 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2021

PART I

ITEM 1.	BUSINESS

NBT Bancorp Inc. (the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2021 had assets of $12.0 billion and stockholders’ equity of $1.3 billion.

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

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, New Hampshire, Massachusetts, Vermont, Maine and Connecticut. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers. The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest and dividend income earned on its earning assets, primarily loans and investments and the interest expense paid on its interest-bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan losses and noninterest income, such as insurance and other financial services revenue, trust revenue and gains/losses on securities sales, bank owned life insurance income, ATM and debit card fees, retirement plan administration fees and service charges on deposit accounts, as well as noninterest expenses, such as salaries and employee benefits, occupancy, equipment, data processing and communications, professional fees and outside services, office supplies and postage, amortization of intangible assets, loan collection and other real estate owned (“OREO”) expenses, advertising, Federal Deposit Insurance Corporation (“FDIC”) expenses and other expenses.

NBT Bank, N.A.

The Bank, a full service commercial bank formed in 1856, provides a broad range of financial products to individuals, corporations and municipalities throughout central and upstate New York, northeastern Pennsylvania, New Hampshire, Massachusetts, Vermont, Maine and Connecticut.

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

NBT Financial Services, Inc.

Through NBT Financial, the Company operates EPIC Advisors, Inc. (“EPIC”), a retirement plan administrator. EPIC offers services including retirement plan consulting and recordkeeping services. EPIC’s headquarters are located in Rochester, New York.

NBT Holdings, Inc.

Through NBT Holdings, the Company operates NBT Insurance Agency, LLC (“NBT Insurance”), a full-service insurance agency acquired by the Company on September 1, 2008. NBT Insurance’s headquarters are located in Norwich, New York. NBT Insurance offers a full array of insurance products, including personal property and casualty, business liability and commercial insurance, tailored to serve the specific insurance needs of individuals as well as businesses in a range of industries operating in the markets served by the Company.

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

Operating Subsidiaries of the Bank

The Bank has three operating subsidiaries, NBT Capital Corp., Broad Street Property Associates, Inc. and NBT Capital Management, Inc. NBT Capital Corp., formed in 1998, is a venture capital corporation. Broad Street Property Associates, Inc., formed in 2004, is a property management company. NBT Capital Management, Inc., formerly Columbia Ridge Capital Management, Inc., was acquired in 2016 and is a registered investment advisor that provides investment management and financial consulting services. One operating subsidiary, CNB Realty Trust, formed in 1998, was a real estate investment trust which was dissolved during 2021.

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

Various in-state market competitors and out-of-state banks continue to enter or have announced plans to enter or expand their presence in the market areas where the Company currently operates. With the addition of new financial services providers within our market, the Company expects increased competition for loans, deposits and other financial products and services.

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

The table below summarizes the Bank’s deposits and market share as of June 30, 2021 by the thirty-eight counties of New York, Pennsylvania, New Hampshire, Massachusetts, Vermont, Maine and Connecticut. Market share is based on deposits of all commercial banks, credit unions, savings and loans associations and savings banks.

County	State	Deposits in Thousands	Market Share	Market Rank	Number of Branches*	Number of ATMs*
Chenango	NY	$1,212,561	95.19%	1	11	12
Fulton	NY	598,208	60.35%	1	5	6
Schoharie	NY	272,133	45.31%	1	4	4
Hamilton	NY	47,385	39.98%	2	1	1
Montgomery	NY	382,441	38.67%	2	5	4
Cortland	NY	329,639	35.03%	2	4	6
Otsego	NY	487,453	34.92%	1	8	11
Essex	NY	307,108	31.70%	1	3	4
Madison	NY	347,460	29.42%	2	5	7
Delaware	NY	327,141	28.54%	3	5	5
Susquehanna	PA	230,519	17.43%	2	5	7
Broome	NY	575,719	16.23%	2	7	9
Oneida	NY	645,365	13.82%	4	6	9
St. Lawrence	NY	214,321	13.08%	4	4	4
Pike	PA	109,790	12.15%	4	2	2
Oswego	NY	187,100	10.74%	4	4	5
Wayne	PA	164,540	9.15%	4	3	4
Herkimer	NY	69,360	8.71%	5	1	1
Tioga	NY	44,948	8.29%	4	1	1
Schenectady	NY	296,965	7.58%	5	2	2
Clinton	NY	136,649	7.21%	5	2	2
Lackawanna	PA	563,825	7.03%	6	10	14
Franklin	NY	39,993	5.77%	4	1	1
Onondaga	NY	644,161	4.73%	6	10	10
Saratoga	NY	259,013	3.95%	8	3	4
Warren	NY	100,519	3.59%	5	2	2
Chittenden	VT	196,535	3.20%	7	3	4
Berkshire	MA	157,305	3.11%	7	5	5
Cheshire	NH	69,166	2.98%	7	1	1
Monroe	PA	108,147	2.84%	8	3	3
Albany	NY	354,060	1.89%	9	4	5
Greene	NY	42,499	1.51%	5	1	1
Luzerne	PA	95,533	1.22%	13	2	2
Hillsborough	NH	137,249	0.81%	13	2	2
Rensselaer	NY	20,396	0.70%	11	1	1
Cumberland	ME	36,295	0.26%	15	1	1
Merrimack	NH	1,165	0.02%	16	1	1
Hartford	CT	6,888	0.01%	22	2	1
		$9,819,554			140	164

Source: S&P Global Market Intelligence
* Branch and ATM data is as of December 31, 2021.

Data Privacy and Security Practices

The Company’s enterprise security strategy revolves around people, processes and technology. The Company employs a defense in depth strategy, which combines physical control measures with logical control measures and uses a layered security model to provide end-to-end security of Company and client information. The high-level objective of the information security program is to protect the confidentiality, integrity and availability of all information assets in our environment. We accomplish this by building our program around six foundational control areas: program oversight and governance, safeguards and controls, security awareness training, service provider oversight, incident response and business continuity. The Company’s data security and privacy practices follow all applicable laws and regulations including the Gramm-Leach Bliley Act of 2001 (“GLBA”) and applicable privacy laws described under the heading Supervision and Regulation in this Item 1. Business section.

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

Human Capital Resources

Diversity, Equity and Inclusion

We retooled our initiatives to diversity, equity and inclusion (“DEI”) to take into consideration our remote and hybrid working conditions over the past 18 months. Our Chief Diversity Officer led both grassroots and Executive sponsored strategies to continue our DEI journey. Executive sponsored strategies include providing leadership opportunities with cross-functional/geographic teams, webinars and virtual sessions on topics such as working parents and providing contribution support to employee interests such as a fundraiser for the LGBTQ community. Grassroot efforts include more focus and awareness of various cultural and diverse interests from our company-wide DEI Roundtable. The Roundtable also provided an internal forum called NBT Communities where employees with similar interests across our footprint have a way to get to know each other. The Company has a DEI steering committee comprised of members of the executive team, including the Chief Executive Officer. The plan is shared with our Board of Directors, management and employees, who are often included in implementing specific action items.

Both the Roundtable and the Steering Committee utilized data from our September 2021 Employee Engagement survey to understand perspectives and create specific initiatives addressing employee feedback and perceptions. More information can be located on the Company’s website at https://www.nbtbank.com/about-us/Diversity-and-Inclusion/.

Investment in Our People

The Company’s focus on investing in our people includes key initiatives to attract, develop and retain our valued employees. Talent acquisition and more importantly, retention, are top priorities in the post-coronavirus (“COVID-19”) “great resignation” and boomer generation transition to retirement.

While our employee retention rate remains consistently high, significant effort is placed on retaining our valued employees  - various compensation strategies, stay interviews, career planning conversations, an on-going coaching process instead of annual performance appraisals, and enhanced communications all play a part in employee satisfaction. Our 2021 Employee Engagement survey provided insights leading to specific initiatives to enhance future engagement including clarity around business strategies, decision making and development opportunities.

The Company offers total rewards that address employees at various stages of their personal lives and careers, including a student loan repayment program, enhanced financial and emotional wellness programs and initiatives, undergraduate and graduation tuition, paid parental leave, recently enhanced paid time off, additional flexibility in work schedules with hybrid and remove work, paid leave benefits and a retirement transition option. The Company’s incentive programs recognize all full-time employees at all levels and are designed to motivate employees to support achievement of company success, with appropriate risk assessment and prevention measures designed to prevent fraud.

Learning and Career Development

The Company focuses on the future by encouraging and promoting internal talent development. During the pandemic, emphasis was placed on connecting our employees using Microsoft Teams to ensure employees would be successful working and leading in a remote work environment. This past year the Company doubled the number of participants in our development programs to encourage individual growth and foster retention.

The Management Development Program aims at attracting qualified diverse college graduates. The program consists of accelerated advancement, mentoring with senior executives and targeted benefit programs.

The Professional Development Program provide an entry point for early career professionals. This 12-18 month program provides an overview of banking functions ultimately placing employees with working knowledge in positions of responsibility around the Company.

The Emerging Leaders program is intended for employees who have approximately 5-7 years of professional experience who may or may not have had prior leadership experience but shows potential for becoming a future leader for the Company. This program works on developing the essential leadership skills and building confidence.

The Star Impact program is designed to further develop leaders who are already established in their leadership roles who demonstrate potential for assuming expanded responsibility in role or through promotion. This program is designed to further develop and strengthen leadership styles and it includes feedback, coaching, networking and team building.

Employees have access to career paths and career exploration programs throughout a variety of business areas, supported by mentors, individual development plans and internal learning resources. To support this process, we employ an internal career manager to work as a liaison with employees and managers to direct their personal career aspirations. The Company also has a robust talent review and succession planning process. Significant time is spent at the Board and Management level identifying and providing development opportunities for potential successors.

Engaging Employees

The Company seeks to further refine its workforce programs through its employee engagement survey which is planned on an annual basis with follow up pulse surveys in the interim. In addition to the pulse surveys conducted to understand employee well-being, attitudes about remote work, productivity and work-life balance during the last 18 months, a full Engagement Survey was completed in September 2021 to discover more about overall employee engagement. We were pleased at the high level of participation and overall engagement at the same high level as pre-pandemic. Divisional and Corporate actions have been developed to address areas employees would like to be more knowledgeable and involved in. The Company believes our engaged employees will drive retention and effort, ultimately correlating to a better experience for our customers.

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

Through our active contribution program, administered by market-based committees with representation from all lines of business, the Company contributed nearly $2.0 million in 2021, a 43% increase from 2020. Our teams’ efforts to distribute philanthropic resources across our footprint ensure alignment with local needs and support for hundreds of organizations that provide health and human services and promote education, affordable housing, economic development, the arts and agriculture.

A consistent way that the Company and our employees support our communities across our markets is through giving to United Way chapters in the form of corporate pledges and employee campaign contributions. In 2021, these commitments resulted in over $375,000 in funding for United Way chapters that provide resources to local organizations offering critical education, financial, food security and health services.

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

Products

The Company offers a comprehensive array of financial products and services for consumers and businesses with options that are beneficial to unbanked and underbanked individuals. Deposit accounts include low balance savings and checking options that feature minimal or no monthly service fees, provide assistance rebuilding positive deposit relationships, and assistance for those just starting a new banking relationship. The new NBT iSelect Account was certified as meeting the Bank On National Account Standard with no monthly charges for maintenance, inactivity or dormancy, no overdraft fees and no minimum balance requirement. An enhanced digital banking platform incorporates ready access through online and mobile services to current credit score information and a personal financial management tool for budget and expense tracking.

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

Environmental

The Company offers a financing product to homeowners on a national basis which provides an opportunity to power their homes with sustainable solar energy. It enables households to reduce their carbon footprint at an affordable price. Services like mobile and online banking, remote deposit capture, electronic loan payments, eStatements and combined statements enable us to support all customers in their efforts to consume less fuel and paper. We continue to digitize loan origination and deposit account opening processes, reducing trips to the bank and paper documents for our customers. Across our footprint, we host community shred days with multiple confidential document destruction companies to promote safe document disposal and recycling.

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

Paycheck Protection Program

Section 1102 of the CARES Act created the Paycheck Protection Program (“PPP”), a program that was administered by the Small Business Administration (“SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. The PPP ended on May 31, 2021. The Company participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments are deferred for the first six months of the loan term. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring (“TDR”) as defined by generally accepted accounting principles in the United States of America (“GAAP”), from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. Section 541 of the Consolidated Appropriation Act (“CAA”) extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as to set forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank offered short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Notes 1 and 6 to the consolidated financial statements for further information on non-TDR loan modifications. As of December 31, 2021, there were less than 1% of our customer loan balances participating under these loan programs.

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

Section 22(h) of the FRA and its implementing Regulation O restricts loans to the Bank’s and its affiliates’ directors, executive officers and principal stockholders (“Insiders”). Under Section 22(h), loans to Insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank’s loan-to-one borrower limit. Loans to Insiders above specified amounts must receive the prior approval of the Bank’s board of directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such Insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the Insider over the employees. Section 22(g) of the FRA places additional limitations on loans to the Bank’s and its affiliates’ executive officers.

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

Under FDIC laws and regulations, no FDIC-insured depository institution can accept brokered deposits unless it is well-capitalized or unless it is adequately capitalized and receives a waiver from the FDIC. Applicable laws and regulations also limits the interest rate that any depository institution that is not well-capitalized may pay on brokered deposits.

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

Federal Home Loan Bank System

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.125% of mortgage related assets at the beginning of each year. The Bank was in compliance with FHLB rules and requirements as of December 31, 2021.

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

In December 2020, the OCC together with the Board of Governors of the Federal Reserve System and the FDIC, issued an interim final rule to temporarily mitigate transition costs related to the COVID-19 pandemic on community banking organizations with less than $10 billion in total assets as of December 31, 2019. The rule allows organizations, including the Company, to use assets as of December 31, 2019, to determine the applicability of various regulatory asset thresholds. During 2020, the Company crossed the $10 billion threshold but elected to delay the regulatory implications of crossing the $10 billion threshold until 2022 for these debit card interchange fee standards. The Company will be subject to the new standards starting in July 2022.

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

For purposes of PCA, to be: (1) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (2) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (3) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (4) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; (5) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 2021, the Bank qualified as “well-capitalized” under applicable regulatory capital standards.

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

The GLBA requires that financial institutions implement comprehensive written information security programs that include administrative, technical and physical safeguards to protect consumer information. Further, pursuant to interpretive guidance issued under the GLBA and certain state laws, financial institutions are required to notify clients of security breaches resulting in unauthorized access to their personal information. The Bank follows all GLBA obligations.

The Bank is also subject to data security standards, privacy and data breach notice requirements, primarily those issued by the OCC. The federal banking agencies, through the Federal Financial Institutions Examination Council, have adopted guidelines to encourage financial institutions to address cyber security risks and identify, assess and mitigate these risks, both internally and at critical third-party services providers.

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

Employees

At December 31, 2021, the Company had 1,801 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.

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

Risks Related to our Business and Industry

The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely impacted the Company and our customers, counterparties, employees and third-party service providers and another pandemic or public health crisis in the future could material adverse effect on our business, results of operations and financial condition. Such effects will depend on future developments, that are highly uncertain and difficult to predict.

The COVID-19 pandemic has had and continues to have, and another pandemic or public health crisis in the future could have, repercussions across domestic and global economies and financial markets. The global impact of the COVID-19 pandemic evolved rapidly and many countries, and state and local governments in the United States, including those in which we operate, reacted by instituting government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines that, among other things, resulted in a dramatic increase in national unemployment and a significant economic contraction in 2020.

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

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, each of which is highly uncertain and difficult to predict, including, but not limited to, the scope, severity and duration of the pandemic and its impact on our customers and demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the direct and indirect economic effects of the pandemic and containment measures, treatment developments, public adoption rates of COVID-19 vaccines, including booster shots, and their effectiveness against emerging variants of COVID-19, such as the Delta and Omicron variants, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the pandemic, including the availability of and access to credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

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

The Company’s success depends primarily on the general economic conditions in central and upstate New York, northeastern Pennsylvania, New Hampshire, Massachusetts, Vermont, Maine, Connecticut and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Syracuse, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburgh, Glens Falls and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton and Wilkes-Barre, Berkshire County, Massachusetts, New Hampshire, Vermont, Maine and Connecticut. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

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

Severe weather, flooding and other effects of climate change and other natural disasters, such as earthquakes, could adversely affect our financial condition, results of operations or liquidity.

Our branch locations and our customers’ properties may be adversely impacted by flooding, wildfires, high winds and other effects of severe weather conditions that may be caused or exacerbated by climate change. These events can force property closures, result in property damage and/or result in delays in expansion, development or renovation of our properties and those of our customers. Even if these events do not directly impact our properties or our customers’ properties, they may impact us and our customers through increased insurance, energy or other costs. In addition, changes in laws or regulations, including federal, state or city laws, relating to climate change could result in increased capital expenditures to improve the energy efficiency of our branch locations and/or our customers’ properties.

Variations in interest rates could adversely affect our results of operations and financial condition.

The Company’s earnings and financial condition, like that of most financial institutions, are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect rates and, therefore, interest income and interest expense. In order to address rising inflation, it is expected that the FRB will raise interest rates; however, the magnitude of any such increase is not currently known. High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost. The Company may also experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

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

As of December 31, 2021, approximately 52% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our commercial and industrial, agricultural, construction and commercial real estate loans.

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

As of December 31, 2021, we had total assets of $12.0 billion. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets. For bank holding companies with more than $10 billion in total consolidated assets, such requirements include, among other things:

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

In December 2020 the OCC together with the Board of Governors of the Federal Reserve System and the FDIC, issued an interim final rule to temporarily mitigate transition costs related to the COVID-19 pandemic on community banking organizations with less than $10 billion in total assets as of December 31, 2019. The rule allows organizations, including the Company, to use assets as of December 31, 2019 to determine the applicability of various regulatory asset thresholds. During 2020, the Company crossed the $10 billion threshold and has elected to delay the regulatory implications of crossing the $10 billion threshold until July 1, 2022 for the limits on interchange fees on debit cards.

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

A significant portion of our loan portfolio at December 31, 2021 was secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations, financial condition and liquidity.

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

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program. The carrying value and fair market value of our FHLB of New York common stock was $7.2 million as of December 31, 2021. There are 11 branches of the FHLB, including New York, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects on the FHLB of New York could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

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

The Company has risk related to legal proceedings.

The Company is involved in judicial, regulatory, and arbitration proceedings concerning matters arising from our business activities and fiduciary responsibilities. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if a reserve is not established. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending or future legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.

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

The Company owns its headquarters located at 52 South Broad Street, Norwich, New York 13815. In addition, as of December 31, 2021 the Company has 140 branch locations, of which 61 are leased from third parties. The Company owns all other banking premises.

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

Market Information

The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol “NBTB.” The closing price of the Common Stock on February 7, 2022 was $38.93. As of February 7, 2022, there were 5,333 stockholders of record of Common Stock. No unregistered securities were sold by the Company during the year ended December 31, 2021.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the KBW Regional Bank Index (Peer Group). The stock performance graph assumes that $100 was invested on December 31, 2016. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. We calculate each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
NBT Bancorp	$100.00	$90.09	$86.92	$104.81	$85.82	$106.10
KBW Regional Bank Index	$100.00	$101.81	$84.00	$104.05	$95.02	$129.84
NASDAQ Composite Index	$100.00	$129.73	$126.08	$172.41	$250.08	$305.63
Source: Bloomberg, L.P.

Dividends

The Company depends primarily upon dividends from subsidiaries for a substantial part of the Company’s revenue. Accordingly, the ability to pay dividends to stockholders depends primarily upon the receipt of dividends or other capital distributions from the subsidiaries. Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions. Under Office of the Comptroller of the Currency (“OCC”) regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2021, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of up to $164.6 million to the Company without the prior approval of the OCC.

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

Stock Repurchase

The Company purchased 604,637 shares of its common stock during year ended December 31, 2021 at an average price of $35.91 per share under its previously announced share repurchase program. The repurchase program under which these shares were purchased expired on December 31, 2021. On December 20, 2021, the NBT Board of Directors authorized a repurchase program for the Company to repurchase up to an additional 2,000,000 shares of its outstanding common stock. The plan expires on December 31, 2023. The Company purchased 204,637 shares of its common stock during the fourth quarter of 2021 at a weighted average price of $37.29.

The following table summarizes the share purchases made during the fourth quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plans
10/1/21 - 10/31/21	-	$-	-	1,600,000
11/1/21 - 11/30/21	161,200	37.29	161,200	1,438,800
12/1/21 - 12/31/21	43,437	37.29	43,437	1,395,363
Total	204,637	$37.29	204,637	1,395,363

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of the Company’s results of operations for the fiscal years ended December 31, 2021, 2020, and 2019, and financial condition as of December 31, 2021 and 2020. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.

Forward-Looking Statements

Certain statements in this filing and future filings by the NBT Bancorp Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, Economic Growth, Regulatory Relief, Consumer Protection Act of 2018, Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and other legislative and regulatory responses to the coronavirus (“COVID-19”) pandemic; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; (20) the adverse impact on the U.S. economy, including the markets in which we operate, of the COVID-19 global pandemic; and (21) the Company’s success at managing the risks involved in the foregoing items. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company, its customers and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, treatment developments, public adoption rates of COVID-19 vaccines, including booster shots, and their effectiveness against emerging variants of COVID-19, including the Delta and Omicron variants, the impact of the COVID-19 pandemic on the Company’s customers and demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, national and local economic activity, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in this Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

General

NBT Bancorp Inc. is a financial holding company headquartered in Norwich, New York, with total assets of $12.0 billion at December 31, 2021. The Company’s business, primarily conducted through the Bank and its full-service retirement plan administration and recordkeeping subsidiary and full-service insurance agency subsidiary, consists of providing commercial banking, retail banking, wealth management and other financial services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, New Hampshire, Massachusetts, Vermont, Maine and Connecticut. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to individual, commercial and municipal customers. The financial review that follows focuses on the factors affecting the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiaries, the Bank, NBT Financial and NBT Holdings during 2021 and, in summary form, the preceding two years. Collectively, the registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (“FTE”) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2021 and 2020 and for each of the years in the three-year period ended December 31, 2021 should be read in conjunction with this review.

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

The allowance for credit losses consists of the allowance for credit losses and the allowance for losses on unfunded commitments. As a result of the Company’s January 1, 2020, adoption of Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) and its related amendments, our methodology for estimating the reserve for credit losses changed significantly from December 31, 2019. The standard replaced the “incurred loss” approach with an “expected loss” approach known as current expected credit loss. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.” The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. The allowance for credit losses for loans, as reported in our consolidated statements of financial condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. The allowance for losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws.

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

The Company is subject to examinations from various taxing authorities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. Quarterly, a review of income tax expense and the carrying value of deferred tax assets and liabilities is performed and balances are adjusted as appropriate. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Although management believes that the assumptions and judgments used to record tax-related assets or liabilities have been reasonable and appropriate, actual results could differ and we may be exposed to losses or gains that could be material. Should tax laws change or the taxing authorities during their examinations determine that management’s assumptions differ from management’s and we do not prevail in a dispute over interpretations of tax laws, an adjustment may be required which could have a material effect on the Company’s results of operations.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The Company’s results in 2021 and 2020 have been impacted by the COVID-19 pandemic and the CECL accounting methodology, including the estimated impact of the COVID-19 pandemic on expected credit losses. The following information should be considered in connection with the Company’s results for the fiscal year ended December 31, 2021:

●	net income of $154.9 million, or $3.54 diluted earnings per share;
●	noninterest income of $157.8 million, up 8% from 2020; represents 33% of total revenues;
●	loan growth for the year ended December 31, 2021 of 5% excluding Paycheck Protection Program (“PPP”) loans;
●	strong credit quality metrics including charge-offs of 0.13% (0.14% excluding PPP loans) and allowance for loan losses to total loans at 1.23% (1.24% excluding PPP loans and related allowance);
●	book value per share of $28.97 at December 31, 2021; tangible book value per share grew 8% from prior year to $22.26(1) at December 31, 2021.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

COVID-19 Pandemic and Company Response

The COVID-19 pandemic and countermeasures taken to contain its spread have caused economic and financial disruptions globally. The impact of the COVID-19 pandemic on the Company’s results of operations and the ultimate effect of the pandemic will depend on numerous factors that are highly uncertain, including how long restrictions for business and individuals will last, further information around the severity of the virus and any variants, additional actions taken by federal, state and local governments to contain and treat COVID-19 and what, if any, additional government relief will be provided. The expected impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has not fully manifested. The fiscal stimulus and relief programs appear to have delayed or mitigated any materially adverse financial impact to the Company. Once these stimulus programs have been exhausted, the Company’s credit metrics are expected to worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon the resurgence of the virus, including any new strains, offset by the potency of the vaccine along with its extensive distribution, and the ability for customers and businesses to return to their pre-pandemic routines. However, economic uncertainty remains high and volatility is expected to continue in 2022.

In March 2020, the Company formed an Executive Task Force and engaged its established Incident Response Team under its Business Continuity Plan to execute a comprehensive pandemic response plan. The Company has taken significant steps to address the needs of its customers impacted by COVID-19. The Company provided payment relief for all its customers for 180 days or less, waiving associated late fees while not reporting these payment deferrals as late payments to the credit bureaus for all its consumer customers who were current prior to this event. The Company also offered longer payment deferral options on a limited, case by case basis to address certain customers’ hardships related to the pandemic where it was able to gather information on the ongoing viability of the borrower’s long-term ability to return to full payment. The Company continues to responsibly lend to qualified consumer and commercial customers, has designed special lending programs and continues to participate in government sponsored relief programs to respond to customers’ needs during the pandemic. The Company believes its historically strong underwriting practices, diverse and granular portfolios and geographic footprint will help to mitigate any adverse impact to the Company.

The Company has participated in the Small Business Administration’s (“SBA”) PPP, a loan guarantee program created under the CARES Act targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the SBA, whose guarantee is backed by the full faith and credit of the United States government. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally-applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes.

On December 27, 2020, the President signed into law the Consolidated Appropriation Act (“CAA”). The CAA, among other things, extended the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. The Company participated in the CAA’s second round of PPP lending. The Company processed approximately 3,100 loans totaling $287 million in relief during 2021 as compared to 3,000 loans totaling over $548 million in 2020. The Company is supporting the forgiveness process under the PPP with online resources, educational webinars and a partnership with a certified public accounting firm. During 2021, the Company has received payment from the SBA on 4,505 loans totaling $632.4 million as compared to 214 loans totaling $72.7 million in 2020.

The Company established a committee to ensure employee and customer safety and nimble response across geographic and functional areas. The teams that make up this committee are focused on employee well-being, alternate work plans, physical workspace, working with customers and vendors, and policies, training and communication. The Committee monitors the pandemic and the latest guidance at the local, state and national level. Health and safety protocols are in place to protect branch and onsite workers and are adjusted based on current information. Remote team members have transitioned to hybrid work schedules. The Company has also offered additional benefits for health, childcare/eldercare needs and well-being to employees. New mobile, online, business banking and mortgage banking platforms were launched in 2020, and a new commercial banking platform was launched in 2021.

Results of Operations

The Company reported net income of $154.9 million for 2021, up 48.4% from net income of $104.4 million for 2020. Net interest income was $321.1 million for the year ended December 31, 2021, up $5.4 million, or 1.7%, from 2020. Average interest-earning assets were up $1.1 billion, or 11.1%, for the year ended December 31, 2021, as compared to 2020. The provision for loan losses was a net benefit of $8.3 million for the year ended December 31, 2021, as compared with a net expense of $51.1 million for the year ended December 31, 2020. Significant non-recurring transactions occurring in 2021 included a $4.3 million estimated litigation settlement cost related to a pending lawsuit regarding certain of the Company’s deposit products and related disclosures. Significant non-recurring transactions occurring in 2020 included a $4.8 million expense related to branch optimization.

The following table sets forth certain financial highlights:

	Years Ended December 31,
	2021	2020	2019
Performance:
Diluted earnings per share	$3.54	$2.37	$2.74
Return on average assets	1.33%	0.99%	1.26%
Return on average equity	12.71%	9.09%	11.32%
Return on average tangible common equity	16.92%	12.48%	15.85%
Net interest margin (FTE)	3.03%	3.31%	3.58%
Capital:
Equity to assets	10.41%	10.86%	11.53%
Tangible equity ratio	8.20%	8.41%	8.84%
Book value per share	$28.97	$27.22	$25.58
Tangible book value per share	$22.26	$20.52	$19.03
Leverage ratio	9.41%	9.56%	10.33%
Common equity tier 1 capital ratio	12.25%	11.84%	11.29%
Tier 1 capital ratio	13.43%	13.09%	12.56%
Total risk-based capital ratio	15.73%	15.62%	13.56%

The following tables provide non-GAAP reconciliations:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Net income	$154,885	$104,388	$121,021
Amortization of intangible assets (net of tax)	2,106	2,546	2,684
Net income, excluding intangible amortization	$156,991	$106,934	$123,705
Average stockholders’ equity	$1,218,449	$1,148,475	$1,068,948
Less: average goodwill and other intangibles	290,838	291,787	288,539
Average tangible common equity	$927,611	$856,688	$780,409
Return on average tangible common equity	16.92%	12.48%	15.85%

	Years Ended December 31,
(In thousands)	2021	2020	2019
Stockholder’s equity	$1,250,453	$1,187,618	$1,120,397
Intangibles	289,468	292,276	286,789
Assets	$12,012,111	$10,932,906	$9,715,925
Tangible equity	8.20%	8.41%	8.84%

	Years Ended December 31,
(In thousands, except share and per share data)	2021	2020	2019
Stockholder’s equity	$1,250,453	$1,187,618	$1,120,397
Intangibles	289,468	292,276	286,789
Tangible equity	$960,985	$895,342	$833,608
Diluted common shares outstanding	43,168	43,629	43,797
Tangible book value	$22.26	$20.52	$19.03

2022 Outlook

The Company’s 2021 earnings reflected the Company’s continued ability to operate and manage through the volatile economic conditions and challenges in the economy, while investing in the Company’s future. Throughout 2021, the Company, along with other financial services companies, experienced continued material disruptions from the COVID-19 pandemic and the subsequent rapid downward shift in the yield curve, which remained relatively flat for the majority of the year. However, the Company continues to see signs of recovery in the United States as the economy is poised for continued above average growth in 2022, with consensus estimates for GDP growth approximately 4%. The combination of strong consumer demand, strong consumer and corporate balance sheets, a continuing reopening of the economy and historically low interest rates provide fuel for growth. Significant items that may have an impact on 2022 results include:

●	Historic levels of excess liquidity:
ο	loan growth may be muted as borrowers are able to utilize excess liquidity to payoff existing debt and/or fund future expenditures;
ο
excess liquidity has proven to be longer lived than initially anticipated. While this creates a headwind to current day net interest margin, it should allow for slower repricing of deposit rates and NIM expansion if short term interest rates rise.

●	Inflationary pressures that have manifested themselves in the economy have proven to be persistent:
ο	this spike to inflation has had a significant impact on current and expected Federal Reserve Monetary Policy;
ο	the tightening of monetary policy through measures to raise interest rates are expected to have a beneficial impact to the Company as long as it does not produce a slowing of the economy.
●	The Company’s continued focus on long-term strategies including growth in the New England markets, diversification of revenue, improving operating efficiencies and investing in technology.

The Company’s 2022 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in ITEM 1A. RISK FACTORS.

Asset/Liability Management

The Company attempts to maximize net interest income and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposit products and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company’s asset mix and sources of funds, and the resulting impact on net interest income, on a FTE basis, are discussed below. The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 21% for 2021, 2020 and 2019.

Average Balances and Net Interest Income

	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term interest-bearing accounts	$932,086	$1,229	0.13%	$372,144	$610	0.16%	$36,174	$773	2.14%
Securities taxable (1)	1,910,641	31,962	1.67%	1,531,237	33,653	2.20%	1,475,352	37,382	2.53%
Securities tax-exempt (1)(3)	220,759	4,929	2.23%	173,031	5,144	2.97%	211,909	6,362	3.00%
Federal Reserve Bank and FHLB stock	25,255	616	2.44%	33,570	2,096	6.24%	43,385	2,879	6.64%
Loans (2)(3)	7,543,149	302,331	4.01%	7,461,795	308,080	4.13%	6,972,438	321,805	4.62%
Total interest-earning assets	$10,631,890	$341,067	3.21%	$9,571,777	$349,583	3.65%	$8,739,258	$369,201	4.22%
Other assets	983,809			942,274			831,954
Total assets	$11,615,699			$10,514,051			$9,571,212
Liabilities and stockholders’ equity:
Money market deposit accounts	$2,587,748	$5,117	0.20%	$2,320,947	$10,313	0.44%	$1,949,147	$22,257	1.14%
NOW deposit accounts	1,452,560	738	0.05%	1,194,398	716	0.06%	1,095,402	1,518	0.14%
Savings deposits	1,656,893	829	0.05%	1,393,436	745	0.05%	1,265,112	733	0.06%
Time deposits	577,150	4,030	0.70%	733,073	10,296	1.40%	910,546	15,478	1.70%
Total interest-bearing deposits	$6,274,351	$10,714	0.17%	$5,641,854	$22,070	0.39%	$5,220,207	$39,986	0.77%
Federal funds purchased	17	-	-	14,727	302	2.05%	47,137	1,838	3.90%
Repurchase agreements	100,519	132	0.13%	154,383	266	0.17%	123,337	410	0.33%
Short-term borrowings	1,302	26	2.00%	183,699	2,840	1.55%	403,453	7,445	1.85%
Long-term debt	15,479	389	2.51%	62,990	1,553	2.47%	80,528	1,875	2.33%
Subordinated debt	98,259	5,437	5.53%	51,394	2,842	5.53%	-	-	-
Junior subordinated debt	101,196	2,090	2.07%	101,196	2,731	2.70%	101,196	4,425	4.37%
Total interest-bearing liabilities	$6,591,123	$18,788	0.29%	$6,210,243	$32,604	0.53%	$5,975,858	$55,979	0.94%
Demand deposits	3,565,693			2,895,341			2,351,515
Other liabilities	240,434			259,992			174,891
Stockholders’ equity	1,218,449			1,148,475			1,068,948
Total liabilities and stockholders’ equity	$11,615,699			$10,514,051			$9,571,212
Net interest income (FTE)		$322,279			$316,979			$313,222
Interest rate spread			2.92%			3.12%			3.28%
Net interest margin (FTE)			3.03%			3.31%			3.58%
Taxable equivalent adjustment		$1,191			$1,301			$1,667
Net interest income		$321,088			$315,678			$311,555

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

2021 OPERATING RESULTS AS COMPARED TO 2020 OPERATING RESULTS

Net Interest Income

Net interest income for the year ended 2021 was $321.1 million, up $5.4 million, or 1.7%, from 2020. FTE net interest margin of 3.03% for the year ended December 31, 2021, was down from 3.31% for the year ended December 31, 2020. Interest income decreased $8.4 million, or 2.4%, as the yield on average interest-earning assets decreased 44 basis points (“bps”) from 2020 to 3.21%, while average interest-earning assets increased $1.1 billion primarily due to excess liquidity which was invested in both investment securities and loans resulting in an increase to the average balance of investment securities. Interest expense was down $13.8 million, or 42.4%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020 as the cost of interest-bearing liabilities decreased 24 bps. The Federal Reserve lowered its target fed funds rate by 150 basis points in the first quarter of 2020.

Analysis of Changes in FTE Net Interest Income

	Increase (Decrease) 2021 over 2020			Increase (Decrease) 2020 over 2019
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$759	$(140)	$619	$1,150	$(1,313)	$(163)
Securities taxable	7,324	(9,015)	(1,691)	1,374	(5,103)	(3,729)
Securities tax-exempt	1,233	(1,448)	(215)	(1,156)	(62)	(1,218)
Federal Reserve Bank and FHLB stock	(428)	(1,052)	(1,480)	(621)	(162)	(783)
Loans	3,332	(9,081)	(5,749)	21,634	(35,359)	(13,725)
Total FTE interest income	$12,220	$(20,736)	$(8,516)	$22,381	$(41,999)	$(19,618)
Money market deposit accounts	1,073	(6,269)	(5,196)	3,628	(15,572)	(11,944)
NOW deposit accounts	141	(119)	22	126	(928)	(802)
Savings deposits	134	(50)	84	71	(59)	12
Time deposits	(1,863)	(4,403)	(6,266)	(2,740)	(2,442)	(5,182)
Federal funds purchased	(151)	(151)	(302)	(909)	(627)	(1,536)
Repurchase agreements	(80)	(54)	(134)	86	(230)	(144)
Short-term borrowings	(3,456)	642	(2,814)	(3,548)	(1,057)	(4,605)
Long-term debt	(1,193)	29	(1,164)	(427)	105	(322)
Subordinated debt	2,593	2	2,595	2,842	-	2,842
Junior subordinated debt	-	(641)	(641)	-	(1,694)	(1,694)
Total FTE interest expense	$(2,802)	$(11,014)	$(13,816)	$(871)	$(22,504)	$(23,375)
Change in FTE net interest income	$15,022	$(9,722)	$5,300	$23,252	$(19,495)	$3,757

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $81.4 million, or 1.1%, from 2020 to 2021 with the increases in commercial, commercial real estate, residential mortgage and specialty lending portfolios being partly offset by the reduction in the average balance of PPP loans. The yield on average loans decreased from 4.13% in 2020 to 4.01% in 2021, as loans re-priced downward due to the interest rate environment in 2021. FTE interest income from loans decreased 1.9%, from $308.1 million in 2020 to $302.3 million in 2021. This decrease was due to the decreases in yields. Net interest income in 2021 included $21.3 million of interest and fees on PPP loans.

Total loans were $7.5 billion at December 31, 2021 and 2020. Total PPP loans as of December 31, 2021 were $101.2 million (net of unamortized fees). The following PPP loan activity occurred during 2021: $286.6 million in PPP loan originations, $632.4 million of loans forgiven and $21.3 million of interest and fees recognized into interest income. Excluding PPP loans, period end loans increased $329.2 million or 4.7% from December 31, 2020. Commercial and industrial loans increased $37.9 million to $1.5 billion; commercial real estate loans increased $124.7 million to $2.3 billion; and total consumer loans increased $166.6 million to $3.6 billion. Total loans represent approximately 62.4% of assets as of December 31, 2021, as compared to 68.6% as of December 31, 2020.

The following table reflects the loan portfolio by major categories(1), net of deferred fees and origination costs, for the years indicated:

Composition of Loan Portfolio

	December 31,
(In thousands)	2021	2020	2019	2018	2017
Commercial	$1,489,414	$1,451,560	$1,463,017	$1,423,302	$1,337,382
Commercial real estate	2,321,193	2,196,477	1,981,249	1,799,008	1,690,450
Paycheck protection program	101,222	430,810	-	-	-
Residential real estate	1,571,232	1,466,662	1,445,156	1,380,836	1,320,370
Indirect auto	859,454	931,286	1,193,635	1,216,144	1,227,870
Specialty lending	778,291	579,644	542,063	524,928	438,866
Home equity	330,357	387,974	444,082	474,566	498,179
Other consumer	47,296	54,472	66,896	68,925	70,522
Total loans	$7,498,459	$7,498,885	$7,136,098	$6,887,709	$6,583,639

(1)	Loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Residential real estate loans consist primarily of loans secured by a first or second mortgage on primary residences. We originate adjustable-rate and fixed-rate, one-to-four-family residential loans for the construction or purchase of a residential property or refinancing of a mortgage. These loans are collateralized by properties located in the Company’s market area. Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that the Company has ever actively pursued. The market does not apply a uniform definition of what constitutes “subprime” lending. Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies (the “Agencies”), on June 29, 2007, which further referenced the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.

Loans in the commercial and commercial real estate, consist primarily of loans made to small and medium-sized entities. The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchases and seasonal crop expenses. These loans typically are collateralized by business assets such as equipment, accounts receivable and perishable agricultural products, which are exposed to industry price volatility. The Company offers commercial real estate (“CRE”) loans to finance real estate purchases, refinancings, expansions and improvements to commercial and agricultural properties. CRE loans are loans secured by liens on real estate, which may include both owner-occupied and nonowner-occupied properties, such as apartments, commercial structures, health care facilities and other facilities.

The Company offers a variety of Consumer loan products including indirect auto, specialty lending, home equity and other consumer loans. Indirect auto loans include indirect installment loans to individuals, which are primarily secured by automobiles. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. The specialty lending portfolio includes unsecured consumer loans across a national footprint originated through our relationship with national technology-driven consumer lending companies that began over 10 years ago beginning with our investment in Springstone Financial LLC (“Springstone”) which was subsequently acquired by LendingClub in 2014. In 2017, the Company partnered with Sungage Financial, Inc. to offer financing to consumers for solar ownership with the program tailored for delivery through solar installers. Advances of credit through this specialty lending business line are to prime borrowers and are subject to the Company’s underwriting standards. Other Consumer loans consist of direct installment loans to individuals most secured by automobiles and other personal property. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, home equity lines of credit and second mortgage loans (loans secured by a lien position on one-to-four family residential real estate) to finance home improvements, debt consolidation, education and other uses. For home equity loans, consumers are able to borrow up to 85% of the equity in their homes, and are generally tied to Prime with a ten year draw followed by a fifteen year amortization. As of December 31, 2021, there were $200.5 million in construction and development loans included in total loans.

Risks associated with the commercial real estate portfolio include the ability of borrowers to pay interest and principal during the loan’s term, as well as the ability of the borrowers to refinance at the end of the loan term.

Loans by Maturity and Interest Rate Sensitivity

The following table presents the maturity distribution and an analysis of loans that have predetermined and floating interest rates. Scheduled repayments are reported in the maturity category in which the contractual payment is due. Commercial includes PPP and other consumer includes specialty lending, home equity and other consumer loans.

	Remaining Maturity as of December 31, 2021
(In thousands)	Commercial	CRE	Indirect Auto	Other Consumer	Residential	Total
Within one year	$330,398	$123,967	$14,151	$22,358	$392	$491,266
From one to five years	481,861	476,676	535,485	290,235	22,333	1,806,590
From five to fifteen years	428,740	1,668,129	309,818	618,759	432,972	3,458,418
After fifteen years	349,637	52,421	-	224,592	1,115,535	1,742,185
Total	$1,590,636	$2,321,193	$859,454	$1,155,944	$1,571,232	$7,498,459

Interest rate terms on amounts due after one year:
Fixed	$694,550	$477,254	$845,266	$907,759	$1,493,034	$4,417,863
Variable	$565,688	$1,719,972	$37	$225,827	$77,806	$2,589,330

Securities and Corresponding Interest and Dividend Income

The average balance of taxable securities available for sale (“AFS”) and held to maturity (“HTM”) increased $379.4 million, or 24.8%, from 2020 to 2021. The yield on average taxable securities was 1.67% for 2021 compared to 2.20% in 2020. The average balance of tax-exempt securities AFS and HTM increased from $173.0 million in 2020 to $220.8 million in 2021. The FTE yield on tax-exempt securities decreased from 2.97% in 2020 to 2.23% in 2021.

The average balance of Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock decreased to $25.3 million in 2021 from $33.6 million in 2020. The yield on investments in Federal Reserve Bank and FHLB stock decreased from 6.24% in 2020 to 2.44% in 2021.

Securities Portfolio

	As of December 31,
	2021		2020		2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities:
U.S. treasury	$73,016	$73,069	$-	$-	$-	$-
Federal agency	248,454	239,931	245,590	243,597	34,998	34,758
State & municipal	95,531	94,088	42,550	43,180	2,533	2,513
Mortgage-backed	603,375	606,675	576,497	595,839	498,372	503,626
Collateralized mortgage obligations	623,930	621,595	426,574	437,804	432,651	434,443
Corporate	50,500	52,003	27,500	28,278	-	-
Total AFS securities	$1,694,806	$1,687,361	$1,318,711	$1,348,698	$968,554	$975,340

HTM securities:
Federal agency	$100,000	$95,635	$100,000	$98,342	$-	$-
Mortgage-backed	170,574	172,001	119,447	125,009	163,115	166,728
Collateralized mortgage obligations	138,815	140,280	182,250	190,677	299,900	304,853
State & municipal	323,821	327,344	214,863	222,799	167,059	169,681
Total HTM securities	$733,210	$735,260	$616,560	$636,827	$630,074	$641,262

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

The following tables set forth information with regard to contractual maturities of debt securities shown in amortized cost ($) and weighted average yield (%) at December 31, 2021. Weighted-average yields are an arithmetic computation of income (not FTE adjusted) divided by amortized cost. Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than 1 Year		1 Year to 5 Years		5 Years to 10 Years		Over 10 Years		Total
(Dollars in thousands)	$	%	$	%	$	%	$	%	$	%
AFS securities:
U.S. treasury	$-	-	$49,111	1.20%	$23,905	1.40%	$-	-	$73,016	1.27%
Federal agency	-	-	-	-	248,454	1.04%	-	-	248,454	1.04%
State & municipal	3	8.50%	16,865	1.04%	78,663	1.40%	-	-	95,531	1.34%
Mortgage-backed	30	1.64%	18,104	2.39%	245,845	1.82%	339,396	1.44%	603,375	1.63%
Collateralized mortgage obligations	886	1.63%	27,301	1.05%	91,524	1.38%	504,219	1.57%	623,930	1.52%
Corporate	-	-	-	-	50,500	3.75%	-	-	50,500	3.75%
Total AFS securities	$919	1.65%	$111,381	1.33%	$738,891	1.58%	$843,615	1.52%	$1,694,806	1.53%

HTM securities:
Federal agency	$-	-	$-	-	$100,000	1.11%	$-	-	$100,000	1.11%
Mortgage-backed	-	-	12	7.73%	9,100	3.49%	161,462	1.85%	170,574	1.94%
Collateralized mortgage obligations	-	-	525	2.06%	43,627	2.69%	94,663	2.12%	138,815	2.30%
State & municipal	102,967	0.58%	57,827	2.30%	69,451	2.01%	93,576	1.75%	323,821	1.53%
Total HTM securities	$102,967	0.58%	$58,364	2.30%	$222,178	1.80%	$349,701	1.90%	$733,210	1.71%
Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased $380.9 million from 2020 primarily due to the increase in interest-bearing deposits and totaled $6.6 billion in 2021. The rate paid on interest-bearing liabilities decreased from 0.53% in 2020 to 0.29% in 2021. This decrease in rates caused a decrease in interest expense of $13.8 million, or 42.4%, from $32.6 million in 2020 to $18.8 million in 2021.

Deposits

Average interest-bearing deposits increased $632.5 million, or 11.2%, from 2020 to 2021. Average money market deposits increased $266.8 million, or 11.5% during 2021 compared to 2020. Average NOW accounts increased $258.2 million, or 21.6% during 2021 as compared to 2020. The average balance of savings accounts increased $263.5 million, or 18.9% during 2021 compared to 2020. The average balance of time deposits decreased $155.9 million, or 21.3%, from 2020 to 2021. The average balance of demand deposits increased $670.4 million, or 23.2%, during 2021 compared to 2020. The high rate of deposit growth was primarily due to funding of PPP loans and various government support programs.

The rate paid on average interest-bearing deposits was down 22 basis points to 0.17% for 2021. The rate paid for money market deposit accounts decreased from 0.44% during 2020 to 0.20% during 2021. The rate paid for NOW deposit accounts decreased from 0.06% in 2020 to 0.05% in 2021. The rate paid for savings deposits was a consistent at 0.05% for 2020 and 2021. The rate paid for time deposits decreased from 1.40% during 2020 to 0.70% during 2021.

	Years Ended December 31,
	2021		2020		2019
(In thousands)	Average Balance	Yield/Rate	Average Balance	Yield/Rate	Average Balance	Yield/Rate
Demand deposits	$3,565,693		$2,895,341		$2,351,515

Money market deposit accounts	2,587,748	0.20%	2,320,947	0.44%	1,949,147	1.14%
NOW deposit accounts	1,452,560	0.05%	1,194,398	0.06%	1,095,402	0.14%
Savings deposits	1,656,893	0.05%	1,393,436	0.05%	1,265,112	0.06%
Time deposits	577,150	0.70%	733,073	1.40%	910,546	1.70%
Total interest-bearing deposits	$6,274,351	0.17%	$5,641,854	0.39%	$5,220,207	0.77%

The following table presents the estimated amounts of uninsured deposits based on the same methodologies and assumptions used for the bank regulatory reporting:

	As of December 31,
(In thousands)	2021	2020	2019
Estimated amount of uninsured deposits	$4,175,208	$3,639,731	$3,868,134

The following table presents the maturity distribution of time deposits of $250,000 or more:

(In thousands)	December 31, 2021
Portion of time deposits in excess of insurance limit	$33,092

Time deposits otherwise uninsured with a maturity of:
Within three months	$4,387
After three but within six months	7,907
After six but within twelve months	10,107
Over twelve months	10,691

Borrowings

Average repurchase agreements decreased to $100.5 million in 2021 from $154.4 million in 2020. The average rate paid on repurchase agreements decreased from 0.17% in 2020 to 0.13% in 2021. Average short-term borrowings decreased to $1.3 million in 2021 from $183.7 million in 2020. The average rate paid on short-term borrowings increased from 1.55% in 2020 to 2.00% in 2021. Average long-term debt decreased from $63.0 million in 2020 to $15.5 million in 2021. The average balance of junior subordinated debt remained at $101.2 million in 2021. The average rate paid for junior subordinated debt in 2021 was 2.07%, down from 2.70% in 2020.

Total short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing of approximately $3.4 billion and $3.1 billion at December 31, 2021 and 2020, respectively. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost, which is being amortized on a straight-line basis, was $2.2 million. As of December 31, 2021 and 2020 the subordinated debt net of unamortized issuance costs was $98.5 million and $98.1 million, respectively.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Service charges on deposit account	$13,348	$13,201	$17,151
ATM and debit card fees	31,301	25,960	23,893
Retirement plan administration fees	42,188	35,851	30,388
Wealth management	33,718	29,247	28,400
Insurance services	14,083	14,757	15,770
Bank owned life insurance income	6,217	5,743	5,355
Net securities gains (losses)	566	(388)	4,213
Other	16,373	21,905	18,853
Total noninterest income	$157,794	$146,276	$144,023

Noninterest income for the year ended December 31, 2021 was $157.8 million, up $11.5 million, or 7.9%, from the year ended December 31, 2020. Excluding net securities gains (losses), noninterest income for the year ended December 31, 2021 was $157.2 million, up $10.6 million or 7.2%, from the year ended December 31, 2020. The increase from the prior year was driven by an increase in ATM and debit card fees due to increased volume and higher per transaction rates, retirement plan administration fees driven by the April 1, 2020 acquisition of Alliance Benefit Group of Illinois Inc. (“ABG”) and wealth management fees driven by market performance and organic growth, partly offset by other noninterest income driven by lower swap fees and lower mortgage banking income.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Salaries and employee benefits	$172,580	$161,934	$156,867
Occupancy	21,922	21,634	22,706
Data processing and communications	16,989	16,527	18,318
Professional fees and outside services	16,306	15,082	14,785
Equipment	21,854	19,889	18,583
Office supplies and postage	6,006	6,138	6,579
FDIC expenses	3,041	2,688	1,946
Advertising	2,521	2,288	2,773
Amortization of intangible assets	2,808	3,395	3,579
Loan collection and other real estate owned, net	2,915	3,295	4,158
Other	20,339	24,863	24,440
Total noninterest expense	$287,281	$277,733	$274,734

Noninterest expense for the year ended December 31, 2021 was $287.3 million, up $9.5 million or 3.4%, from the year ended December 31, 2020. The increase from the prior year was driven by higher salaries and employee benefits due to annual merit pay increases, the ABG acquisition, higher medical expenses and higher levels of incentive compensation. In addition, the increase in professional fees and outside services was a result of projects paused during the COVID-19 pandemic and the increase in equipment expenses was due to higher technology costs associated with several digital upgrades. The increase in expenses was partly offset by lower other noninterest expense due to a $4.0 million decrease in the provision for unfunded commitments and lower nonrecurring expenses due to a $4.3 million estimated litigation settlement expense in 2021 compared to a $4.8 million branch optimization charge in 2020.

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

Income tax expense for the year ended December 31, 2021 was $45.0 million, up $16.3 million, or 56.7%, from the year ended December 31, 2020. The effective tax rate of 22.5% in 2021 was up from 21.6% in 2020. The increase in income tax expense from the prior year was due to a higher level of taxable income as a result of the decreased provision for loan losses.

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

Nonperforming assets consist of nonaccrual loans, loans over 90 days past due and still accruing, restructured loans, other real estate owned (“OREO”) and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and nonperforming loans specifically evaluated for impairment is $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

Nonperforming Assets

	As of December 31,
(Dollars in thousands)	2021	%	2020	%
Nonaccrual loans:
Commercial	$15,942	53%	$23,557	53%
Residential	8,862	29%	13,082	29%
Consumer	1,511	5%	3,020	7%
Troubled debt restructured loans	3,970	13%	4,988	11%
Total nonaccrual loans	$30,285	100%	$44,647	100%

Loans over 90 days past due and still accruing:
Commercial	$-	-	$493	16%
Residential	808	33%	518	16%
Consumer	1,650	67%	2,138	68%
Total loans over 90 days past due and still accruing	$2,458	100%	$3,149	100%

Total nonperforming loans	$32,743		$47,796
Other real estate owned	167		1,458
Total nonperforming assets	$32,910		$49,254

Total nonaccrual loans to total loans	0.40%		0.60%
Total nonperforming loans to total loans	0.44%		0.64%
Total nonperforming assets to total assets	0.27%		0.45%
Total allowance for loan losses to nonperforming loans	280.98%		230.14%
Total allowance for loan losses to nonaccrual loans	303.78%		246.38%

The following tables are related to non-performing loans in prior periods. Non-performing loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL for 2021 and 2020.

	As of December 31,
(Dollars in thousands)	2019	%	2018	%	2017	%
Nonaccrual loans:
Commercial	$12,379	49%	$11,804	46%	$12,485	48%
Residential real estate	5,233	21%	6,526	26%	5,919	23%
Consumer	4,046	16%	4,068	16%	4,324	17%
Troubled debt restructured loans	3,516	14%	3,089	12%	2,980	12%
Total nonaccrual loans	$25,174	100%	$25,487	100%	$25,708	100%

Loans over 90 days past due and still accruing:
Commercial	$-	-	$588	12%	$-	-
Residential real estate	927	25%	1,182	23%	1,402	26%
Consumer	2,790	75%	3,315	65%	4,008	74%
Total loans over 90 days past due and still accruing	$3,717	100%	$5,085	100%	$5,410	100%

Total nonperforming loans	$28,891		$30,572		$31,118
Other real estate owned	1,458		2,441		4,529
Total nonperforming assets	$30,349		$33,013		$35,647

Total nonaccrual loans to total loans	0.35%		0.37%		0.39%
Total nonperforming loans to total loans	0.40%		0.44%		0.47%
Total nonperforming assets to total assets	0.31%		0.35%		0.39%
Total allowance for loan losses to nonperforming loans	252.55%		237.16%		223.34%
Total allowance for loan losses to nonaccrual loans	289.84%		284.48%		270.34%

Total nonperforming assets were $32.9 million at December 31, 2021, compared to $49.3 million at December 31, 2020. Nonperforming loans at December 31, 2021 were $32.7 million or 0.44% of total loans (0.44% excluding PPP loan originations), compared with $47.8 million or 0.64% of total loans (0.68% excluding PPP loan originations) at December 31, 2020. The decrease in nonperforming loans primarily resulted from a reduction in commercial and residential mortgage nonaccrual loans during 2021. Total nonaccrual loans were $30.3 million or 0.40% of total loans at December 31, 2021, compared to $44.6 million or 0.60% of total loans at December 31, 2020. Past due loans as a percentage of total loans was 0.29% at December 31, 2021 (0.29% excluding PPP loan originations), down from 0.37% of total loans (0.39% excluding PPP loan originations) at December 31, 2020.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act, along with a joint agency statement issued by banking regulatory agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring (“TDR”). The Company evaluated the short-term modification programs provided to its borrowers and has concluded the modifications were generally made to borrowers who were in good standing prior to the COVID-19 pandemic and the modifications were temporary and minor in nature and therefore do not qualify for designation as TDRs. As of December 31, 2021, $1.4 million of total loans outstanding were in payment deferral programs, of which 5% are commercial borrowers and 95% are consumer borrowers. As of December 31, 2020, $110.8 million of total loans outstanding were in payment deferral programs, of which 80% were commercial borrowers and 20% were consumer borrowers.

In addition to nonperforming loans discussed above, the Company has also identified approximately $74.9 million in potential problem loans at December 31, 2021 as compared to $136.6 million at December 31, 2020. The decrease in potential problem loans from December 31, 2020 is primarily due to the improved economic conditions which resulted in loans coming off deferral and returning to payment in 2021. Higher risk industries include entertainment, restaurants, retail, healthcare and accommodations. As of December 31, 2021, 8.9% of the Company’s outstanding loans were in higher risk industries due to the COVID-19 pandemic. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Allowance for Loan Losses

Beginning January 1, 2020, the Company calculated the allowance for credit losses using current expected credit losses methodology. As a result of our January 1, 2020, adoption of CECL and its related amendments, our methodology for estimating the allowance for credit losses changed significantly from December 31, 2019. The Company recorded a net decrease to retained earnings of $4.3 million as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13. The transition adjustment included a $3.0 million impact due to the allowance for credit losses on loans, $2.8 million impact due to the allowance for unfunded commitments reserve, and $1.5 million impact to the deferred tax asset.

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

The CECL approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaces the incurred loss approach’s threshold that required recognition of a credit loss when it was probable a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

The allowance for credit losses totaled $92.0 million at December 31, 2021, compared to $110.0 million at December 31, 2020. The allowance for credit losses as a percentage of loans was 1.23% (1.24% excluding PPP loans) at December 31, 2021, compared to 1.47% (1.56% excluding PPP loans) at December 31, 2020. The decrease in the allowance for credit losses from December 31, 2020 to December 31, 2021 was primarily due to the improved economic conditions in the CECL forecast, partly offset by providing for the increase in loan balances.

(Dollars in thousands)	2021	2020
Balance at January 1*	$110,000	$75,999
Loans charged-off
Commercial	4,638	4,005
Residential	979	1,135
Consumer**	14,489	21,938
Total loans charged-off	$20,106	$27,078
Recoveries
Commercial	$723	$786
Residential	1,069	618
Consumer**	8,571	8,541
Total recoveries	$10,363	$9,945
Net loans charged-off	$9,743	$17,133

Provision for loan losses	$(8,257)	$51,134
Balance at December 31	$92,000	$110,000
Allowance for loan losses to loans outstanding at end of year	1.23%	1.47%

Commercial net charge-offs to average loans outstanding	0.05%	0.04%
Residential net charge-offs to average loans outstanding	-	0.01%
Consumer net charge-offs to average loans outstanding	0.08%	0.18%
Net charge-offs to average loans outstanding	0.13%	0.23%

*	2020 includes an adjustment of $3.0 million as a result of our January 1, 2020, adoption of Accounting Standards Codification (“ASC”) 326.
**	Consumer charge-off and recoveries include consumer and home equity.

Prior to the adoption of ASU 2016-13 on January 1, 2020, the Company’s calculated allowance for loan losses used the incurred loss methodology. The following tables related to the allowance for loan losses in prior periods under the incurred methodology. Charge-off and recoveries are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL for 2021 and 2020.

(Dollars in thousands)	2019	2018	2017
Balance at January 1*	$72,505	$69,500	$65,200
Loans charged-off
Commercial and agricultural	3,151	3,463	4,169
Residential real estate	991	913	1,846
Consumer	28,398	29,752	27,072
Total loans charged-off	$32,540	$34,128	$33,087
Recoveries
Commercial and agricultural	$534	$1,178	$1,077
Residential real estate	141	306	180
Consumer	6,913	6,821	5,142
Total recoveries	$7,588	$8,305	$6,399
Net loans charged-off	$24,952	$25,823	$26,688

Provision for loan losses	$25,412	$28,828	$30,988
Balance at December 31	$72,965	$72,505	$69,500
Allowance for loan losses to loans outstanding at end of year	1.02%	1.05%	1.06%

Commercial and agricultural net charge-offs to average loans outstanding	0.04%	0.03%	0.05%
Residential real estate net charge-offs to average loans outstanding	0.01%	0.01%	0.03%
Consumer net charge-offs to average loans outstanding	0.31%	0.34%	0.34%
Net charge-offs to average loans outstanding	0.36%	0.38%	0.42%

The provision for loan losses was a net benefit of $8.3 million for year ended December 31, 2021, compared to provision expense of $51.1 million in for the year ended December 31, 2020. The allowance for credit losses was 280.98% of nonperforming loans at December 31, 2021 as compared to 230.14% at December 31, 2020. The allowance for credit losses was 303.78% of nonaccrual loans at December 31, 2021 as compared to 246.38% at December 31, 2020. The allowance for credit losses as a percentage of loans was 1.23% (1.24% excluding PPP loan originations) at December 31, 2021 compared to 1.47% (1.56% excluding PPP loan originations) at December 31, 2020. The decrease to the December 31, 2021 allowance for credit loss and provision expense was primarily due to the improved economic conditions in the CECL forecast.

Total net charge-offs for 2021 were $9.7 million, down from $17.1 million in 2020. Net charge-offs to average loans was 13 bps for 2021 compared to 23 bps for 2020. Net charge-offs to average loans decreased during 2021 due to COVID-19 pandemic relief programs during 2020 and 2021 and improved economic conditions in 2021.

Allocation of the Allowance for Loan Losses

	December 31,
	2021		2020
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans
Commercial	$28,941	51%	$50,942	53%
Residential	18,806	27%	21,255	26%
Consumer	44,253	22%	37,803	21%
Total	$92,000	100%	$110,000	100%

Prior to the adoption of ASU 2016-13 on January 1, 2020, the Company’s calculated allowance for loan losses used the incurred loss methodology. The following tables are related to the allowance for loan losses in prior periods. Category percentage of loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL for 2021 and 2020.

	December 31,
	2019		2018		2017
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans
Commercial and agricultural	$34,525	48%	$32,759	47%	$27,606	46%
Residential real estate	2,793	20%	2,568	20%	5,064	20%
Consumer	35,647	32%	37,178	33%	36,830	34%
Total	$72,965	100%	$72,505	100%	$69,500	100%

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. As of December 31, 2021, the allowance for losses on unfunded commitments totaled $5.1 million, compared to $6.4 million as of December 31, 2020. The decrease in the allowance in 2021 compared to 2020 is related to a decrease in expected losses due to the adoption of CECL and the deterioration of the economic forecast due to COVID-19. Prior to January 1, 2020, the Company calculated the allowance for losses on unfunded commitments using the incurred loss methodology.

Liquidity Risk

Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments or may become unduly reliant on alternate funding sources. The objective of liquidity management is to ensure the Company can fund balance sheet growth, meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Management’s Asset Liability Committee (“ALCO”) is responsible for liquidity management and has developed guidelines, which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies, regular monitoring of liquidity and testing of the contingent liquidity plan. Requirements change as loans grow, deposits and securities mature and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, the housing market, general and local economic conditions, and competition in the marketplace. Management continually monitor marketplace trends to identify patterns that might improve the predictability of the timing of deposit flows or asset prepayments.

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At December 31, 2021, the Company’s Basic Surplus measurement was 28.5% of total assets or approximately $3.4 billion as compared to the December 31, 2020 Basic Surplus measurement of 25.7% of total assets, or $2.8 billion, and was above the Company’s minimum of 5% (calculated at $600.6 million and $546.6 million, of period end total assets as of December 31, 2021 and 2020, respectively) set forth in its liquidity policies.

At December 31, 2021 and 2020, FHLB advances outstanding totaled $14.0 million and $64.1 million, respectively. At December 31, 2021 and 2020, the Bank had $81.0 million and $74.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.7 billion and $1.6 billion at December 31, 2021 and 2020, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $999.1 million and $839.4 million at December 31, 2021 and 2020, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.0 billion at December 31, 2021 and $1.8 billion at December 31, 2020. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans as collateral. At December 31, 2021 and 2020, the Bank had the capacity to borrow $580.8 million and $658.1 million, respectively, from this program. The Company’s internal policies authorize borrowings up to 25% of assets. Under this policy, remaining available borrowings capacity totaled $2.9 billion at December 31, 2021 and $2.6 billion at December 31, 2020.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considered its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2022. The large inflow of deposits experienced since the second quarter of 2020 could reverse itself and flow out. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Significant monetary and fiscal policy actions taken by the federal government have helped to mitigate these risks. Enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the COVID-19 pandemic including increasing the frequency of monitoring and adding additional sources of liquidity.

At December 31, 2021, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is depleted, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $157.6 million and $142.4 million in 2021 and 2020, respectively. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization and cash flows generated through changes in other assets and liabilities.

Net cash flows used in investing activities totaled $546.1 million and $709.7 million in 2021 and 2020, respectively. Critical elements of investing activities are loan and investment securities transactions.

Net cash flows provided by financing activities totaled $1.0 billion in 2021 and 2020. The critical elements of financing activities are proceeds from deposits, borrowings and stock issuance. In addition, financing activities are impacted by dividends and treasury stock transactions.

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2021 and 2020, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $2.3 billion and $2.2 billion, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are frequently issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2021 and 2020, outstanding standby letters of credit were approximately $55.1 million and $54.0 million, respectively. The fair value of the Company’s standby letters of credit at December 31, 2021 and 2020 was not significant. The following table sets forth the commitment expiration period for standby letters of credit at:

(In thousands)	December 31, 2021
Within one year	$50,177
After one but within three years	2,518
After three but within five years	1,738
After five years	700
Total	$55,133

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

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $575.9 million and $614.5 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company had approximately $1.0 million and $1.3 million, respectively, of mortgage servicing rights. At December 31, 2021 and 2020, the Company serviced $25.6 million and $25.7 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company serviced Springstone consumer loans of $11.4 million and $11.8 million, respectively.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under Office of the Comptroller of the Currency (“OCC”) regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2021 and 2020, approximately $164.6 million and $194.2 million, respectively, of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Stock Repurchase Plan

The Company purchased 604,637 shares of its common stock during the year ended December 31, 2021 at an average price of $35.91 per share under its previously announced share repurchase program. The repurchase program under which these shares were purchased expired on December 31, 2021. On December 20, 2021, the NBT Board of Directors authorized a repurchase program for the Company to repurchase up to an additional 2,000,000 shares of its outstanding common stock. The plan expires on December 31, 2023.

Recent Accounting Updates

See Note 2 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.

2020 OPERATING RESULTS AS COMPARED TO 2019 OPERATING RESULTS

For similar operating and financial data and discussion of our results for the year ended December 31, 2020 compared to our results for the year ended December 31, 2019, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021 and is incorporated herein by reference.

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

To manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. Management’s ALCO meets monthly to review the Company’s interest rate risk position and profitability and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets rolling over at lower yields while interest-bearing liabilities remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a modest increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the +200/+100/-50 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% reduction in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2021 balance sheet position:

Interest Rate Sensitivity Analysis

Change in interest rates (in basis points)	Percent change in net interest income
+200	6.46%
+100	3.10%
-50	(0.74%)

The Company anticipates that the trajectory of net interest income will depend significantly on the timing and path of the recovery from the recent economic downturn and related inflationary pressures. In response to the economic impact of the pandemic, the federal funds rate was reduced by 150 bps in March 2020, and term interest rates fell sharply across the yield curve. The Company has reduced deposit rates, but future reductions are likely to be smaller and more selective. With deposit rates near their lower bound, the Company will focus on managing asset yields in order to maintain the net interest margin and position itself for anticipated increases to short term interest rates. Competitive pressure may limit the Company’s ability to maintain asset yields in the current environment, however.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses – Loans evaluated on a collective basis

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $92.0 million of a total allowance for credit losses of $92.0 million as of December 31, 2021. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for class segments of loans that share similar risk characteristics. The Company estimated the collective ACL on loans using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. The Company uses a discounted cash flow methodology where the respective quantitative allowance for each segment is measured by comparing the present value of expected principal and interest cash flows projected using an econometric, probability of default (PD) and loss given default (LGD) modeling methodology to the amortized cost. The Company uses regression models to develop the PD and LGD, which are derived from historical credit loss experience for both the Company and class segment-specific selected peers, that incorporate multiple weighted external economic forecasts for the economic variables over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to long-term average economic variables over a reversion period on a straight-line basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level stated interest rate. After quantitative considerations, the Company applies additional qualitative adjustments, including the effects of limitations inherent in the quantitative model, so that the collective ACL is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans estimate, including controls over the:
•	development of the collective ACL on loans methodology
•	development of certain models
•	continued use and appropriateness of changes made to PD and LGD models
•	performance monitoring of the PD and LGD models
•	identification and determination of the expected prepayments assumption and the significant assumptions used in the PD and LGD models
•	development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments
•	analysis of the collective ACL on loans results, trends, and ratios.

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
•
evaluating the selection of economic forecast scenarios, including weighting of the scenarios, and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices

•
evaluating the length of the period from which historical Company and peer experience was used and the reasonable and supportable forecast period by comparing them to specific portfolio risk characteristics and trends

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

Albany, New York
March 1, 2022

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2021	2020
(In thousands except share and per share data)
Assets
Cash and due from banks	$157,775	$159,995
Short-term interest-bearing accounts	1,111,296	512,686
Equity securities, at fair value	33,550	30,737
Securities available for sale, at fair value	1,687,361	1,348,698
Securities held to maturity (fair value $735,260 and $636,827, respectively)	733,210	616,560
Federal Reserve and Federal Home Loan Bank stock	25,098	27,353
Loans held for sale	830	1,119
Loans	7,498,459	7,498,885
Less allowance for loan losses	92,000	110,000
Net loans	$7,406,459	$7,388,885
Premises and equipment, net	72,093	74,206
Goodwill	280,541	280,541
Intangible assets, net	8,927	11,735
Bank owned life insurance	228,238	186,434
Other assets	266,733	293,957
Total assets	$12,012,111	$10,932,906
Liabilities
Demand (noninterest bearing)	$3,689,556	$3,241,123
Savings, NOW and money market	6,043,441	5,207,090
Time	501,472	633,479
Total deposits	$10,234,469	$9,081,692
Short-term borrowings	97,795	168,386
Long-term debt	13,995	39,097
Subordinated debt, net	98,490	98,052
Junior subordinated debt	101,196	101,196
Other liabilities	215,713	256,865
Total liabilities	$10,761,658	$9,745,288
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at December 31, 2021 and 2020	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at December 31, 2021 and 2020, issued 49,651,493 at December 31, 2021 and 2020	497	497
Additional paid-in-capital	576,976	578,082
Retained earnings	856,203	749,056
Accumulated other comprehensive (loss) income	(23,344)	417
Common stock in treasury, at cost, 6,483,481 and 6,022,399 shares at December 31, 2021 and 2020, respectively	(159,879)	(140,434)
Total stockholders’ equity	$1,250,453	$1,187,618
Total liabilities and stockholders’ equity	$12,012,111	$10,932,906

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2021	2020	2019
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$302,175	$307,859	$321,474
Securities available for sale	23,305	22,434	23,303
Securities held to maturity	12,551	15,283	19,105
Other	1,845	2,706	3,652
Total interest, fee and dividend income	$339,876	$348,282	$367,534
Interest expense
Deposits	$10,714	$22,070	$39,986
Short-term borrowings	158	3,408	9,693
Long-term debt	389	1,553	1,875
Subordinated debt	5,437	2,842	-
Junior subordinated debt	2,090	2,731	4,425
Total interest expense	$18,788	$32,604	$55,979
Net interest income	$321,088	$315,678	$311,555
Provision for loan losses (1)	(8,257)	51,134	25,412
Net interest income after provision for loan losses	$329,345	$264,544	$286,143
Noninterest income
Service charges on deposit accounts	$13,348	$13,201	$17,151
ATM and debit card fees	31,301	25,960	23,893
Retirement plan administration fees	42,188	35,851	30,388
Wealth management	33,718	29,247	28,400
Insurance services	14,083	14,757	15,770
Bank owned life insurance income	6,217	5,743	5,355
Net securities gains (losses)	566	(388)	4,213
Other	16,373	21,905	18,853
Total noninterest income	$157,794	$146,276	$144,023
Noninterest expense
Salaries and employee benefits	$172,580	$161,934	$156,867
Occupancy	21,922	21,634	22,706
Data processing and communications	16,989	16,527	18,318
Professional fees and outside services	16,306	15,082	14,785
Equipment	21,854	19,889	18,583
Office supplies and postage	6,006	6,138	6,579
FDIC expenses	3,041	2,688	1,946
Advertising	2,521	2,288	2,773
Amortization of intangible assets	2,808	3,395	3,579
Loan collection and other real estate owned, net	2,915	3,295	4,158
Other	20,339	24,863	24,440
Total noninterest expense	$287,281	$277,733	$274,734
Income before income tax expense	$199,858	$133,087	$155,432
Income tax expense	44,973	28,699	34,411
Net income	$154,885	$104,388	$121,021
Earnings per share
Basic	$3.57	$2.39	$2.76
Diluted	$3.54	$2.37	$2.74

(1)	Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021	2020	2019
(In thousands)
Net income	$154,885	$104,388	$121,021
Other comprehensive (loss) income, net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(37,432)	$23,204	$25,836
Tax effect	9,358	(5,800)	(6,459)
Unrealized net holding (losses) gains arising during the period, net	$(28,074)	$17,404	$19,377

Reclassification adjustment for net (gains) losses in net income, gross	$-	$(3)	$79
Tax effect	-	1	(20)
Reclassification adjustment for net (gains) losses in net income, net	$-	$(2)	$59

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$577	$644	$737
Tax effect	(145)	(161)	(184)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$432	$483	$553

Total securities available for sale, net	$(27,642)	$17,885	$19,989

Cash flow hedges:
Unrealized losses on derivatives (cash flow hedges), gross	$-	$(275)	$(459)
Tax effect	-	69	115
Unrealized losses on derivatives (cash flow hedges), net	$-	$(206)	$(344)

Reclassification of net unrealized losses (gains) on cash flow hedges to interest expense, gross	$21	$296	$(2,012)
Tax effect	(5)	(74)	503
Reclassification of net unrealized losses (gains) on cash flow hedges to interest expense, net	$16	$222	$(1,509)

Total cash flow hedges, net	$16	$16	$(1,853)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$1,373	$1,627	$2,686
Tax effect	(343)	(407)	(672)
Amortization of prior service cost and actuarial losses, net	$1,030	$1,220	$2,014

Decrease in unrecognized actuarial loss, gross	$3,780	$429	$5,331
Tax effect	(945)	(107)	(1,333)
Decrease in unrecognized actuarial loss, net	$2,835	$322	$3,998

Total pension and other benefits, net	$3,865	$1,542	$6,012

Total other comprehensive (loss) income	$(23,761)	$19,443	$24,148
Comprehensive income	$131,124	$123,831	$145,169

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2018	$497	$575,466	$621,203	$(43,174)	$(136,083)	$1,017,909
Net income	-	-	121,021	-	-	121,021
Cash dividends - $1.05 per share	-	-	(46,010)	-	-	(46,010)
Net issuance of 123,645 shares to employee and other stock plans	-	(2,968)	-	-	2,087	(881)
Stock-based compensation	-	4,210	-	-	-	4,210
Other comprehensive income	-	-	-	24,148	-	24,148
Balance at December 31, 2019	$497	$576,708	$696,214	$(19,026)	$(133,996)	$1,120,397
Net income	-	-	104,388	-	-	104,388
Cash dividends - $1.08 per share	-	-	(47,207)	-	-	(47,207)
Cumulative effect adjustment for ASU 2016-13 implementation	-	-	(4,339)	-	-	(4,339)
Purchase of 263,507 treasury shares	-	-	-	-	(7,980)	(7,980)
Net issuance of 95,990 shares to employee and other stock plans	-	(3,207)	-	-	1,542	(1,665)
Stock-based compensation	-	4,581	-	-	-	4,581
Other comprehensive income	-	-	-	19,443	-	19,443
Balance at December 31, 2020	$497	$578,082	$749,056	$417	$(140,434)	$1,187,618
Net income	-	-	154,885	-	-	154,885
Cash dividends - $1.10 per share	-	-	(47,738)	-	-	(47,738)
Purchase of 604,637 treasury shares	-	-	-	-	(21,714)	(21,714)
Net issuance of 143,555 shares to employee and other stock plans	-	(5,520)	-	-	2,269	(3,251)
Stock-based compensation	-	4,414	-	-	-	4,414
Other comprehensive (loss)	-	-	-	(23,761)	-	(23,761)
Balance at December 31, 2021	$497	$576,976	$856,203	$(23,344)	$(159,879)	$1,250,453

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
(In thousands)
Operating activities
Net income	$154,885	$104,388	$121,021
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(8,257)	51,134	25,412
Depreciation and amortization of premises and equipment	9,896	9,772	9,497
Net amortization on securities	5,832	4,369	3,375
Amortization of intangible assets	2,808	3,395	3,579
Amortization of operating lease right-of-use assets	7,176	7,382	7,239
Excess tax benefit on stock-based compensation	(385)	(181)	(409)
Stock-based compensation expense	4,414	4,581	4,210
Bank owned life insurance income	(6,217)	(5,743)	(5,355)
Amortization of subordinated debt issuance costs	438	230	-
Proceeds from sale of loans held for sale	55,065	168,707	175,829
Originations of loans held for sale	(54,608)	(158,279)	(181,261)
Net gains on sales of loans held for sale	(361)	(1,989)	(786)
Net security (gains) losses	(566)	388	(4,213)
Net losses (gains) on sale of other real estate owned	182	(96)	227
Lease termination losses	-	4,284	1,872
Net change in other assets and other liabilities	(12,667)	(49,930)	(6,774)
Net cash provided by operating activities	$157,635	$142,412	$153,463
Investing activities
Net cash used in acquisitions	$-	$(3,899)	$-
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	395,386	336,410	273,578
Proceeds from sales	-	-	26,203
Purchases	(775,963)	(689,932)	(252,963)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	181,620	243,136	223,733
Proceeds from sales	-	996	-
Purchases	(299,014)	(230,951)	(70,660)
Equity securities:
Proceeds from calls	1,000	2,000	-
Proceeds from sales	-	-	3,966
Purchases	-	-	(93)
Other:
Net increase in loans	(9,305)	(378,765)	(272,698)
Proceeds from Federal Home Loan Bank stock redemption	2,422	63,305	182,752
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(167)	(46,038)	(174,143)
Proceeds from settlement of bank owned life insurance	4,413	1,057	1,086
Purchase of bank owned life insurance	(40,000)	-	-
Purchases of premises and equipment, net	(7,740)	(8,157)	(6,647)
Proceeds from sales of other real estate owned	1,290	1,113	1,543
Net cash used in investing activities	$(546,058)	$(709,725)	$(64,343)
Financing activities
Net increase in deposits	$1,152,777	$1,493,872	$219,609
Net decrease in short-term borrowings	(70,592)	(486,889)	(216,421)
Proceeds from issuance of subordinated debt	-	100,000	-
Payment of subordinated debt issuance costs	-	(2,178)	-
Proceeds from issuance of long-term debt	-	-	10,598
Repayments of long-term debt	(25,101)	(25,114)	(20,111)
Proceeds from the issuance of shares to employee and other stock plans	112	184	725
Cash paid by employer for tax-withholding on stock issuance	(2,931)	(1,537)	(1,622)
Purchase of treasury stock	(21,714)	(7,980)	-
Cash dividends	(47,738)	(47,207)	(46,010)
Net cash provided by (used in) financing activities	$984,813	$1,023,151	$(53,232)
Net increase in cash and cash equivalents	$596,390	$455,838	$35,888
Cash and cash equivalents at beginning of year	672,681	216,843	180,955
Cash and cash equivalents at end of year	$1,269,071	$672,681	$216,843

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$20,285	$31,692	$55,908
Income taxes paid, net of refund	46,097	45,790	28,374
Noncash investing activities:
Loans transferred to other real estate owned	$181	$1,017	$787
Acquisitions:
Fair value of assets acquired	$-	$3,328	$-

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

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

Estimates associated with the allowance for credit losses, pension accounting, provision for income taxes, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

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

Segment Reporting

The Company’s operations are primarily in the community banking industry and include the provision of traditional banking services. The Company also provides other services through its subsidiaries such as insurance, retirement plan administration and trust administration. The Company operates in the geographical regions of central and upstate New York, northeastern Pennsylvania, New Hampshire, Massachusetts, Vermont, Maine and Connecticut. The Company has no reportable operating segments.

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

Allowance for Credit Losses –HTM Debt Securities

With respect to its HTM debt securities, the Company is required to utilize the Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) approach to estimate expected credit losses. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, such as (as applicable): internal or external (third-party) credit score or credit ratings, risk ratings or classification, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or expected credit loss patterns, and reasonable and supportable forecast periods. Management classifies the HTM portfolio into the following major security types: U.S. government agency or U.S. government-sponsored mortgage backed and collateralized mortgage obligations securities, and state and municipal debt securities.

The mortgage-backed and collateralized mortgage obligations HTM securities are issued by U.S. government entities and agencies. These securities are either explicitly and/or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit loss for these securities.

State and municipal bonds carry a Moody’s rating of A to AAA. In addition, the Company has a limited amount of New York state local municipal bonds that are not rated. The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and considers historical credit loss information, current conditions and reasonable and supportable forecasts. Given the rarity of municipal defaults and losses, the Company utilized Moody’s Municipal Loss Forecast Model as the sole source of municipal default and loss rates which provides decades of data across all municipal sectors and geographies. As with the loan portfolio, cash flows are forecast over a 6-quarter period under various weighted economic conditions, with a reversion to long-term average economic conditions over a 4-quarter period on a straight-line basis. Management may exercise discretion to make adjustments based on environmental factors. The Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit losses was recorded.

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

For all loan classes within the Company’s loan portfolio, loans are placed on nonaccrual status when timely collection of principal and/or interest in accordance with contractual terms is in doubt. Loans are transferred to nonaccrual status generally when principal or interest payments become over ninety days delinquent, unless the loan is well secured and in the process of collection or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for credit losses.

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

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring as defined by GAAP. To be eligible, each loan modification must be (1) related to the coronavirus (“COVID-19”) pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013 (“Section 4013”) of the CARES Act. Accordingly, the Company is offering modifications made in response to COVID-19 to borrowers who were current and otherwise not past due in accordance with the criteria stated in Section 4013. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. Accordingly, the Company did not account for such loan modifications as TDRs. As of December 31, 2021, and 2020 there were $1.4 million and $110.8 million, respectively, of loans in modification programs related to COVID-19. On December 27, 2020, the Consolidated Appropriations Act amended section 2014 of the CARES Act extending the exemption of qualified loan modifications from classification as a troubled debt restructuring as defined by GAAP to the earlier of January 1, 2022, or 60 days after the National Emergency concerning COVID-19 ends.

Allowance for Credit Losses - Loans

The CECL approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaced the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience is used. Adjustments to historical loss information is made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as changes in environmental conditions, such as changes in unemployment rates, production metrics, property values, or other relevant factors. Company historical loss experience is supplemented with peer information when there is insufficient loss data for the Company. Peer selection is based on a review of institutions with comparable loss experience as well as loan yield, bank size, portfolio concentration and geography. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. Significant management judgment is required at various points in the measurement process.

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. During the 2020 adoption of CECL, management revised the manner in which loans were pooled for similar risk characteristics. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined or subsegmented as needed to ensure loans of similar risk profiles are appropriately pooled.

The following table illustrates the portfolio and class segments for the Company’s loan portfolio beginning in 2020:

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

Paycheck Protection Program (“PPP”) – Section 1102 of the CARES Act created the Paycheck Protection Program, a program administered by the Small Business Administration (the “SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. The Company has been a participant in the PPP as a lender. Loans made under the PPP are fully guaranteed by the SBA, whose guarantee is backed by the full faith and credit of the United States government. PPP covered loans afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally-applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. The first round of the PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020, or as long as the appropriated funding was available. On December 27, 2020, the President signed into law the Consolidated Appropriation Act (“CAA”). The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. The Company processed approximately 3,100 loans totaling $287 million in relief during 2021 as compared to 3,000 loans totaling over $548 million in 2020. The Company is supporting the PPP application and forgiveness processes with online resources, educational webinars and a partnership with a certified public accounting firm. During 2021, the Company has received payment from the SBA on 4,505 of our loans totaling $632.4 million as compared to 214 loans totaling $72.7 million in 2020.

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

Other Consumer – The Other Consumer loan segment consists primarily of specialty lending loans and direct consumer loans. The Company offers unsecured specialty lending consumer loans across a national footprint originated through our relationships with national technology-driven consumer lending companies to finance such things as dental and medical procedures, K-12 tuition, solar energy installations and other consumer purpose loans. Advances of credit through this specialty lending business line are subject to the Company’s underwriting standards including criteria such as FICO score and debt to income thresholds. The Company offers a variety of direct consumer installment loans to finance various personal expenditures. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, debt consolidation, education and other uses. Direct consumer installment loans carry a fixed rate of interest with principal repayment terms typically ranging from one to fifteen years, based upon the nature of the collateral and the size of the loan. Consumer installment loans are often secured with collateral consisting of a perfected lien on the asset being purchased or a perfected lien on a consumer’s deposit account. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower’s financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

After quantitative considerations, management applies additional qualitative adjustments so that the allowance for credit losses is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date. Qualitative considerations include limitations inherent in the quantitative model; trends experienced in nonperforming and delinquent loans; changes in value of underlying collateral; changes in lending policies and procedures; nature and composition of loans; portfolio concentrations that may affect loss experience across one or more components of the portfolio; the experience, ability and depth of lending management and staff; the Company’s credit review system; and the effect of external factors; such as competition, legal and regulatory requirements.

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

Allowance for Loan Losses – Incurred Loss Method

Prior to the adoption of CECL on January 1, 2020, the Company calculated the allowance for loan losses using the incurred loss method whereby the allowance represented management’s estimate of probable incurred losses inherent in the current loan portfolio. Management believed that the allowance for loan losses was adequate. While management used available information to recognize losses on loans, additions and reductions of the allowance for loan losses fluctuated from one reporting period to another based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. The evaluation of the various components of the allowance for loan losses required considerable judgment in order to estimate inherent loss exposures.

Historical loss rates were first applied to pools of loans with similar risk characteristics. Each segment had a distinct set of risk characteristics monitored by management. Unique characteristics such as borrower type, loan type, collateral type and risk characteristics defined each class segment. The Company further assessed and monitored risk and performance at a more disaggregated level, which included our internal risk grading system for the Commercial segments. Under the incurred loss method, the loan portfolio was segmented into the Commercial, Consumer and Residential Real Estate portfolio segments. The Commercial segment was further pooled into three classes: Commercial and Industrial, Commercial Real Estate and Business Banking. The Consumer segment was further pooled into three classes: Indirect Auto, Specialty Lending and Direct. Those segments were further segregated between our loans accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired in a business combination (referred to as “acquired” loans).

Loss rates were calculated by historical charge-offs that had occurred within each pool of loans over the lookback period (“LBP”), multiplied by the loss emergence period (“LEP”). The LBP represents the historical data period utilized to calculate loss rates. The LEP was an estimate of the average amount of time from the point at which a loss was incurred on a loan to the point at which the loss was confirmed. In general, the LEP would be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers were better able to delay loss confirmation after a potential loss event had occurred. In conjunction with our annual review of the allowance for loan loss assumptions, the Company updated our study of LEPs for each portfolio segment using our loan charge-off history.

After consideration of the historic loss analysis, management applied additional qualitative adjustments so that the allowance for loan losses was reflective of the estimate of incurred losses that existed in the loan portfolio at the balance sheet date. Qualitative adjustments were made if, in the judgment of management, incurred loan losses inherent in the loan portfolio were not fully captured in the historical loss analysis. Qualitative considerations include the loan portfolio trends, composition and nature of loans; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experience across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability and depth of lending management and staff.

The allowance for loan losses related to impaired loans specifically allocated for impairment is based on discounted expected cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan was expected to be provided solely by the underlying collateral (“collateral dependent”). The Company’s impaired loans, if any, were generally collateral dependent. The Company considered the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

After a thorough consideration and validation of the factors discussed above, required additions or reductions to the allowance for loan losses were made periodically by charges or credits to the provision for loan losses. These were necessary to maintain the allowance at a level which management believed reasonably reflective of the level of incurred credit losses inherent in the portfolio. Loan losses were charged off against the allowance, while recoveries of amounts previously charged off were credited to the allowance.

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

Stock-Based Compensation

The Company maintains various long-term incentive stock benefit plans under which restricted stock units are granted to certain directors and key employees. Compensation expense is recognized in the consolidated statements of income over the requisite service period, based on the grant-date fair value of the award. For restricted stock units, compensation expense is recognized ratably over the vesting period for the fair value of the award, measured at the grant date.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Noninterest income
In-Scope of ASC 606:
Service charges on deposit accounts	$13,348	$13,201	$17,151
ATM and debit card fees	31,301	25,960	23,893
Retirement plan administration fees	42,188	35,851	30,388
Wealth management	33,718	29,247	28,400
Insurance services	14,083	14,757	15,770
Other	16,373	21,905	18,853
Total noninterest income in-scope of ASC 606	$151,011	$140,921	$134,455
Total noninterest income out-of-scope of ASC 606	$6,783	$5,355	$9,568
Total noninterest income	$157,794	$146,276	$144,023

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

Contract Acquisition Costs

ASC 606 requires the capitalization, and subsequently amortization into expense, of certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company elected the practical expedient, which allows immediate expensing of contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less, and did not capitalize any contract acquisition costs upon adoption of ASC 606 as of or during the year ended December 31, 2021, 2020 and 2019.

Trust Operations

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The amendments in this ASU were effective for the Company on January 1, 2021. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

Accounting Standards Issued Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of ASC 848 and clarifies some of its guidance. ASU 2020-04 and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the London Interbank Offered Rate (“LIBOR”) or other interbank offered rates on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements and does not expect it will have a material impact on the consolidated financial statements.

3.	Acquisitions

In 2020, the Company acquired Alliance Benefit Group of Illinois, Inc. for a total consideration of $9.1 million. As part of the acquisition, the Company recorded goodwill of $5.8 million and $5.1 million of contingent consideration recorded in other liabilities on the consolidated balance sheet as of December 31, 2020.

The operating results of acquired companies are included in the consolidated results after the dates of acquisition.

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2021
U.S. treasury	$73,016	$59	$6	$73,069
Federal agency	248,454	-	8,523	239,931
State & municipal	95,531	116	1,559	94,088
Mortgage-backed:
Government-sponsored enterprises	538,036	8,036	5,589	540,483
U.S. government agency securities	65,339	1,108	255	66,192
Collateralized mortgage obligations:
Government-sponsored enterprises	484,550	2,723	5,113	482,160
U.S. government agency securities	139,380	939	884	139,435
Corporate	50,500	1,516	13	52,003
Total AFS securities	$1,694,806	$14,497	$21,942	$1,687,361
As of December 31, 2020
Federal agency	$245,590	$59	$2,052	$243,597
State & municipal	42,550	630	-	43,180
Mortgage-backed:
Government-sponsored enterprises	521,448	17,079	22	538,505
U.S. government securities	55,049	2,332	47	57,334
Collateralized mortgage obligations:
Government-sponsored enterprises	311,710	7,549	58	319,201
U.S. government securities	114,864	3,739	-	118,603
Corporate	27,500	778	-	28,278
Total AFS securities	$1,318,711	$32,166	$2,179	$1,348,698

There was no allowance for credit losses on AFS securities as of the year ending December 31, 2021 and 2020.

The components of net realized gains (losses) on AFS securities are as follows. These amounts were reclassified out of AOCI and into earnings.

	Years Ended December 31,
(In thousands)	2021	2020	2019
Gross realized gains	$-	$3	$73
Gross realized (losses)	-	-	(152)
Net AFS realized gains (losses)	$-	$3	$(79)

The Company had no net realized gains (losses) on AFS securities for the year ended December 31, 2021. Included in net realized gains (losses) on AFS securities, the Company recorded gains from calls of approximately $3 thousand for the year ended December 31, 2020 and  $25 thousand for the year ended December 31, 2019.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2021
Federal agency	$100,000	$-	$4,365	$95,635
Mortgage-backed:
Government-sponsored enterprises	161,462	2,232	1,319	162,375
U.S. government agency securities	9,112	514	-	9,626
Collateralized mortgage obligations:
Government-sponsored enterprises	94,342	1,932	129	96,145
U.S. government agency securities	44,473	336	674	44,135
State & municipal	323,821	5,026	1,503	327,344
Total HTM securities	$733,210	$10,040	$7,990	$735,260
As of December 31, 2020
Federal agency	$100,000	$-	$1,658	$98,342
Mortgage-backed:
Government-sponsored enterprises	107,914	4,583	-	112,497
U.S. government agency securities	11,533	979	-	12,512
Collateralized mortgage obligations:
Government-sponsored enterprises	103,105	4,477	-	107,582
U.S. government agency securities	79,145	3,950	-	83,095
State & municipal	214,863	7,953	17	222,799
Total HTM securities	$616,560	$21,942	$1,675	$636,827

At December 31, 2021 and 2020, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and Government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of December 31, 2021 and 2020.

Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $29 thousand for the year ended December 31, 2021, approximately $24 thousand for the year ended December 31, 2020 and approximately $12 thousand for the year ended December 31, 2019.

During the year ended December 31, 2020, the Company sold HTM securities with an amortized cost of $1.0 million and resulted in a realized loss of $1 thousand. Due to significant deterioration in the creditworthiness of the issuer of the HTM securities, the circumstances caused the Company to change its intent to hold the HTM securities sold to maturity, which did not affect the Company’s intent to hold the remainder of the HTM portfolio to maturity. There were no sales of HTM securities in the years ended December 31, 2021 and 2019.

AFS and HTM securities with amortized costs totaling $1.6 billion at December 31, 2021 and $1.4 billion at December 31, 2020 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2021 and 2020, AFS and HTM securities with an amortized cost of $162.1 million and $305.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Years Ended December 31,
(In thousands)	2021	2020
Net gains and (losses) recognized on equity securities	$537	$(414)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	-	-
Unrealized gains and (losses) recognized on equity securities still held	$537	$(414)

As of December 31, 2021 and 2020 the carrying value of equity securities without readily determinable fair values was $1.0 million and $2.0 million, respectively. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of December 31, 2021 and 2020. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the years ended December 31, 2021 and 2020.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2021:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$919	$920
From one to five years	111,381	111,252
From five to ten years	738,891	731,896
After ten years	843,615	843,293
Total AFS debt securities	$1,694,806	$1,687,361
HTM debt securities:
Within one year	$102,967	$103,011
From one to five years	58,364	59,832
From five to ten years	222,178	221,043
After ten years	349,701	351,374
Total HTM debt securities	$733,210	$735,260

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2021 and 2020.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded at December 31, 2021, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of December 31, 2021
AFS securities:
U.S. treasury	$49,105	$(6)	2	$-	$-	-	$49,105	$(6)	2
Federal agency	41,618	(1,846)	4	198,313	(6,677)	12	239,931	(8,523)	16
State & municipal	87,515	(1,559)	61	-	-	-	87,515	(1,559)	61
Mortgage-backed	281,217	(4,319)	24	39,491	(1,525)	6	320,708	(5,844)	30
Collateralized mortgage obligations	341,673	(5,495)	34	15,774	(502)	4	357,447	(5,997)	38
Corporate	9,987	(13)	2	-	-	-	9,987	(13)	2
Total securities with unrealized losses	$811,115	$(13,238)	127	$253,578	$(8,704)	22	$1,064,693	$(21,942)	149

HTM securities:
Federal agency	$-	$-	-	$95,635	$(4,365)	4	$95,635	$(4,365)	4
Mortgage-backed	103,789	(1,319)	10	-	-	-	103,789	(1,319)	10
Collateralized mortgage obligations	54,612	(803)	6	-	-	-	54,612	(803)	6
State & municipal	52,783	(1,189)	40	8,950	(314)	10	61,733	(1,503)	50
Total securities with unrealized losses	$211,184	$(3,311)	56	$104,585	$(4,679)	14	$315,769	$(7,990)	70

As of December 31, 2020
AFS securities:
Federal agency	$148,537	$(2,052)	10	$-	$-	-	$148,537	$(2,052)	10
Mortgage-backed	47,269	(60)	3	800	(9)	4	48,069	(69)	7
Collateralized mortgage obligations	17,837	(58)	6	-	-	-	17,837	(58)	6
Total securities with unrealized losses	$213,643	$(2,170)	19	$800	$(9)	4	$214,443	$(2,179)	23

HTM securities:
Federal agency	$98,342	$(1,658)	4	$-	$-	-	$98,342	$(1,658)	4
State & municipal	4,805	(17)	5	-	-	-	4,805	(17)	5
Total securities with unrealized losses	$103,147	$(1,675)	9	$-	$-	-	$103,147	$(1,675)	9

The Company does not believe the AFS securities that were in an unrealized loss position as of December 31, 2021 and 2020, which consisted of 149 and 23 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of December 31, 2021 and 2020, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $3.9 million at December 31, 2021 and $3.3 million at December 31, 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

None of the bank’s HTM debt securities were past due or on nonaccrual status as of the year ended December 31, 2021 and 2020. There was no accrued interest reversed against interest income for the year ended December 31, 2021 and 2020 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of year ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, 56% and 65%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2021 and 2020. The remaining HTM debt securities at December 31, 2021 and 2020 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the CECL approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of December 31, 2021 and 2020. AIR on HTM debt securities totaled $2.7 million at December 31, 2021 and 2020 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

5.          Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2021	2020
Commercial	$1,489,414	$1,451,560
Commercial real estate	2,321,193	2,196,477
Paycheck protection program	101,222	430,810
Residential real estate	1,571,232	1,466,662
Indirect auto	859,454	931,286
Specialty lending	778,291	579,644
Home equity	330,357	387,974
Other consumer	47,296	54,472
Total loans	$7,498,459	$7,498,885

Included in the above loans are net deferred loan origination (fees) costs totaling $(23.7) million and $9.4 million at December 31, 2021 and 2020, respectively. The Company had $0.8 million and $1.1 million of residential loans held for sale as of December 31, 2021 and  2020 respectively.

The total amount of loans serviced by the Company for unrelated third parties was $575.9 million and $614.5 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company had $1.0 million and $1.3 million, respectively, of mortgage servicing rights. The amortization of mortgage servicing rights was $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, as of December 31, 2021 and 2020, the Company serviced Springstone consumer loans of $11.4 million and $11.8 million, respectively.

At December 31, 2021 and 2020, the Company serviced $25.6 million and $25.7 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2021 and 2020.

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

(In thousands)	2021	2020
Balance at January 1	$5,936	$2,166
New loans	182	1,524
Adjustment due to change in composition of related parties	(683)	2,448
Repayments	(2,143)	(202)
Balance at December 31	$3,292	$5,936
6.          Allowance for Credit Losses and Credit Quality of Loans

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the Company’s January 1, 2020 (“Day 1”) adoption of CECL resulted in a significant change to our methodology for estimating the allowance for credit losses since December 31, 2019. Portfolio segmentation has been redefined under CECL and therefore 2019 disclosures are presented separately.

The allowance for credit losses totaled $92.0 million at December 31, 2021, compared to $110.0 million at December 31, 2020. The allowance for credit losses as a percentage of loans was 1.23% at December 31, 2021, compared to 1.47% at December 31, 2020.

The Day 1 increase in the allowance for credit loss on loans relating to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was $3.0 million, which decreased retained earnings by $2.3 million and increased the deferred tax asset by $0.7 million.

The Day 1, December 31, 2020 and December 31, 2021 allowance for credit losses calculation incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverts to long-term economic conditions over a 4-quarter reversion period on a straight-line basis. The Company considers a baseline, upside and downside economic forecast in measuring the allowance.

The quantitative model as of December 31, 2021 incorporated a baseline economic outlook along with alternative upside and downside scenarios sourced from a reputable third-party to accommodate other potential economic conditions in the model. The baseline outlook reflected an unemployment rate environment initially above pre-COVID-19 levels at 4.8% but falling below pre-COVID-19 levels by the end of the forecast period to 3.5%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the first quarter of 2022 at approximately 9% and hovering around 5% by the middle and end of the forecast period. Other utilized economic variables showed mixed changes in their respective forecasts, with northeast housing starts and national non-farm business output increasing from the prior year and a consistent level of national retail sales from the prior year. Key assumptions in the baseline economic outlook included continued abatement of COVID-19, enactment of the Build Back Better Act by the end of 2021, near-term peaking of consumer price acceleration, accelerated asset purchase tapering at the Federal Reserve, and full employment by the end of 2022. The alternative downside scenario assumed deteriorated economic and epidemiological conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 5.7% in the fourth quarter of 2021 to a peak of 8% in the first quarter of 2023, remaining around or above 7% for the entire forecast period. The alternative upside scenario incorporated a more optimistic outlook than the baseline scenario, with a swift return to full employment by the second quarter of 2022 and with northeast unemployment moving down to 3.1% by the end of the forecast period. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2021. Additional adjustments were made for COVID-19 related factors not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus in the second and third quarters of 2020, including direct payments to individuals, increased unemployment benefits, the Company’s loan deferral and modification initiatives and various government sponsored loan programs. The Company also continued to monitor the level of criticized and classified loans in the fourth quarter of 2021 compared to the level contemplated by the model during similar, historical economic conditions, and an adjustment was made to estimate potential additional losses above modeled losses. Additionally, qualitative adjustments were made for Moody’s baseline economic forecast to include impacts of the Build Back Better Act not passing by December 31, 2021 and to address potential economic deterioration due to Omicron, as well as isolated model limitations related to modeled outputs given abnormally high retail sales and business output growth rates in historical periods. These factors were considered through separate quantitative processes and incorporated into the estimate of current expected credit losses at December 31, 2021.

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

On August 3, 2020, the FFIEC issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under section 4013 (“Section 4013”) of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Accordingly, the Company is offering modifications made in response to COVID-19 to borrowers who were current and otherwise not past due in accordance with the criteria stated in Section 4013. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. Accordingly, the Company did not account for such loan modifications as TDRs. As of December 31, 2021 and 2020, there were $1.4 million and $110.8 million, respectively, in loans in modification programs related to COVID-19. On December 27, 2020, the Consolidated Appropriations Act amended section 2014 of the CARES Act extending the exemption of qualified loan modifications from classification as a troubled debt restructuring as defined by GAAP to the earlier of January 1, 2022, or 60 days after the National Emergency concerning COVID-19 ends.

There were no loans purchased with credit deterioration during the year ended December 31, 2021 and 2020. During 2021, the Company purchased $58.9 million of residential loans at a 2%-5% premium and $92.5 million in consumer loans at par. The allowance for credit losses recorded for these loans on the purchase date was $6.8 million. During 2020, the Company purchased $51.9 million of consumer loans at a 1% discount. The allowance for credit losses recorded for these loans on the purchase date was $3.6 million. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $19.5 million at December 31, 2021 and $23.7 million at December 31, 2020 and was included in the allowance for loan credit losses to estimate the impact of accrued interest receivable related to loans with modifications due to the pandemic as the length of time between interest recognition and the write-off of uncollectible interest could exceed 120 days, exempting these loans from our policy election for accrued interest receivable. There was no estimated allowance for credit losses related to AIR at December 31, 2021 and $0.6 million at December 31, 2020.

The provision for loan losses was a benefit of $8.3 million for the twelve months ended December 31, 2021, compared to provision expenses of $51.1 million for the twelve months ended December 31, 2020. The reduction to provision expense was driven by the improvement in economic condition forecasts during 2021 as compared to the deterioration of the economic forecast that took place in 2020 due to the COVID-19 pandemic, partly offset by providing for the increase in loan balances.

The following tables present the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2020	$50,942	$37,803	$21,255	$110,000
Charge-offs	(4,638)	(14,489)	(979)	(20,106)
Recoveries	723	8,571	1,069	10,363
Provision	(18,086)	12,368	(2,539)	(8,257)
Ending Balance as of December 31, 2021	$28,941	$44,253	$18,806	$92,000

Balance as of January 1, 2020 (after adoption of ASC 326)	$27,156	$32,122	$16,721	$75,999
Charge-offs	(4,005)	(21,938)	(1,135)	(27,078)
Recoveries	786	8,541	618	9,945
Provision	27,005	19,078	5,051	51,134
Ending Balance as of December 31, 2020	$50,942	$37,803	$21,255	$110,000

The decrease in the allowance for credit losses from December 31, 2020 to December 31, 2021 was primarily due to the improvement in the economic forecast, partly offset by providing for the increase in loan balances. The increase in the allowance for credit losses from Day 1 to December 31, 2020 was primarily due to the deterioration of macroeconomic factors surrounding the COVID-19 pandemic.

Individually Evaluated Loans

As of December 31, 2021, there were five relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $10.2 million and no allowance for credit loss. As of December 31, 2020, the same five relationships were identified to be evaluated for loss on an individual basis with an amortized cost basis of $15.2 million and an allowance for credit loss of $3.2 million. The decrease in the allowance for credit losses evaluated on an individual basis from December 31, 2020 to December 31, 2021 was primarily due to a decrease in the amortized cost basis on the loans due to principal payments and charge-offs.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2021
Commercial loans:
C&I	$622	$-	$-	$622	$3,618	$1,126,430	$1,130,670
CRE	1,219	132	-	1,351	12,726	2,550,910	2,564,987
PPP	-	-	-	-	-	101,222	101,222
Total commercial loans	$1,841	$132	$-	$1,973	$16,344	$3,778,562	$3,796,879
Consumer loans:
Auto	$6,911	$1,547	$545	$9,003	$1,295	$816,210	$826,508
Other consumer	3,789	1,816	1,105	6,710	233	832,447	839,390
Total consumer loans	$10,700	$3,363	$1,650	$15,713	$1,528	$1,648,657	$1,665,898
Residential	$2,481	$420	$808	$3,709	$12,413	$2,019,560	$2,035,682
Total loans	$15,022	$3,915	$2,458	$21,395	$30,285	$7,446,779	$7,498,459

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2020
Commercial loans:
C&I	$2,235	$2,394	$23	$4,652	$4,278	$1,116,686	$1,125,616
CRE	682	-	470	1,152	19,971	2,391,162	2,412,285
PPP	-	-	-	-	-	430,810	430,810
Total commercial loans	$2,917	$2,394	$493	$5,804	$24,249	$3,938,658	$3,968,711
Consumer loans:
Auto	$9,125	$1,553	$866	$11,544	$2,730	$877,831	$892,105
Other consumer	3,711	1,929	1,272	6,912	290	640,952	648,154
Total consumer loans	$12,836	$3,482	$2,138	$18,456	$3,020	$1,518,783	$1,540,259
Residential	$2,719	$309	$518	$3,546	$17,378	$1,968,991	$1,989,915
Total loans	$18,472	$6,185	$3,149	$27,806	$44,647	$7,426,432	$7,498,885

As of December 31, 2021 and 2020, there were no loans in nonaccrual without an allowance for credit losses.

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

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by vintage:

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2021
C&I
By internally assigned grade:
Pass	$335,685	$219,931	$114,617	$64,310	$20,137	$32,146	$280,476	$15,731	$1,083,033
Special mention	148	5,255	4,641	2,430	2,699	1,111	11,835	522	28,641
Substandard	1,482	874	7,010	187	2,582	3,272	3,512	34	18,953
Doubtful	-	-	-	1	42	-	-	-	43
Total C&I	$337,315	$226,060	$126,268	$66,928	$25,460	$36,529	$295,823	$16,287	$1,130,670

CRE
By internally assigned grade:
Pass	$489,300	$434,866	$370,377	$236,274	$251,082	$441,310	$141,367	$43,942	$2,408,518
Special mention	789	826	11,235	3,544	15,379	53,372	780	420	86,345
Substandard	-	77	4,539	12,934	12,424	34,563	744	-	65,281
Doubtful	-	-	-	-	-	4,843	-	-	4,843
Total CRE	$490,089	$435,769	$386,151	$252,752	$278,885	$534,088	$142,891	$44,362	$2,564,987

PPP
By internally assigned grade:
Pass	$92,884	$8,338	$-	$-	$-	$-	$-	$-	$101,222
Total PPP	$92,884	$8,338	$-	$-	$-	$-	$-	$-	$101,222

Auto
By payment activity:
Performing	$351,778	$129,419	$183,959	$101,441	$46,007	$12,064	$-	$-	$824,668
Nonperforming	305	319	457	411	266	82	-	-	1,840
Total auto	$352,083	$129,738	$184,416	$101,852	$46,273	$12,146	$-	$-	$826,508

Other consumer
By payment activity:
Performing	$427,401	$151,300	$116,451	$78,523	$29,705	$15,660	$19,011	$1	$838,052
Nonperforming	216	429	249	134	238	33	18	21	1,338
Total other consumer	$427,617	$151,729	$116,700	$78,657	$29,943	$15,693	$19,029	$22	$839,390

Residential
By payment activity:
Performing	$345,338	$226,723	$179,087	$179,575	$146,611	$687,863	$246,103	$11,161	$2,022,461
Nonperforming	-	1,411	643	1,072	1,534	8,522	-	39	13,221
Total residential	$345,338	$228,134	$179,730	$180,647	$148,145	$696,385	$246,103	$11,200	$2,035,682

Total loans	$2,045,326	$1,179,768	$993,265	$680,836	$528,706	$1,294,841	$703,846	$71,871	$7,498,459

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2020
C&I
By internally assigned grade:
Pass	$331,921	$182,329	$91,230	$41,856	$32,625	$32,609	$322,674	$412	$1,035,656
Special mention	20,064	6,534	5,053	4,702	1,624	2,830	13,614	-	54,421
Substandard	338	6,364	10,219	3,388	791	4,272	9,945	14	35,331
Doubtful	-	-	-	207	-	1	-	-	208
Total C&I	$352,323	$195,227	$106,502	$50,153	$35,040	$39,712	$346,233	$426	$1,125,616

CRE
By internally assigned grade:
Pass	$469,919	$361,187	$256,154	$271,874	$212,197	$383,690	$113,128	$4,034	$2,072,183
Special mention	2,051	44,034	22,260	55,039	36,830	43,537	1,297	11,524	216,572
Substandard	536	5,307	18,298	15,691	6,018	62,168	1,501	4,642	114,161
Doubtful	-	1,897	-	-	-	7,472	-	-	9,369
Total CRE	$472,506	$412,425	$296,712	$342,604	$255,045	$496,867	$115,926	$20,200	$2,412,285

PPP
By internally assigned grade:
Pass	$430,810	$-	$-	$-	$-	$-	$-	$-	$430,810
Total PPP	$430,810	$-	$-	$-	$-	$-	$-	$-	$430,810

Auto
By payment activity:
Performing	$197,881	$314,034	$201,850	$115,977	$45,495	$13,250	$22	$-	$888,509
Nonperforming	359	1,140	1,135	525	437	-	-	-	3,596
Total auto	$198,240	$315,174	$202,985	$116,502	$45,932	$13,250	$22	$-	$892,105

Other consumer
By payment activity:
Performing	$234,628	$178,411	$127,549	$55,676	$14,255	$17,414	$18,588	$71	$646,592
Nonperforming	339	418	307	265	90	133	10	-	1,562
Total other consumer	$234,967	$178,829	$127,856	$55,941	$14,345	$17,547	$18,598	$71	$648,154

Residential
By payment activity:
Performing	$237,338	$210,505	$213,437	$182,993	$164,424	$684,495	$268,878	$9,991	$1,972,061
Nonperforming	1,245	659	2,318	2,535	902	10,195	-	-	17,854
Total residential	$238,583	$211,164	$215,755	$185,528	$165,326	$694,690	$268,878	$9,991	$1,989,915

Total loans	$1,927,429	$1,312,819	$949,810	$750,728	$515,688	$1,262,066	$749,657	$30,688	$7,498,885

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

As of December 31, 2021, the allowance for losses on unfunded commitments totaled $5.1 million, compared to $6.4 million as of December 31, 2020.

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

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Year Ended December 31, 2021			Year Ended December 31, 2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial loans:
C&I	-	$-	$-	1	$22	$22
Total commercial loans	-	$-	$-	1	$22	$22
Consumer loans:
Auto	2	$38	$38	1	$44	$44
Total consumer loans	2	$38	$38	1	$44	$44
Residential	10	$1,121	$1,236	35	$2,834	$2,960
Total TDRs	12	$1,159	$1,274	37	$2,900	$3,026

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the year:

	Year Ended December 31, 2021		Year Ended December 31, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
C&I	-	$-	1	$387
CRE	-	-	1	168
Total commercial loans	-	$-	2	$555
Consumer loans:
Auto	3	$36	1	$6
Total consumer loans	3	$36	1	$6
Residential	49	$2,830	61	$3,213
Total TDRs	52	$2,866	64	$3,774

Allowance for Loan Losses

Prior to the adoption of ASU 2016-13 on January 1, 2020, the Company’s calculated allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following tables illustrate the changes in the allowance for loan losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential Real Estate	Total
Balance as of December 31, 2018	$32,759	$37,178	$2,568	$72,505
Charge-offs	(3,151)	(28,398)	(991)	(32,540)
Recoveries	534	6,913	141	7,588
Provision	4,383	19,954	1,075	25,412
Ending Balance as of December 31, 2019	$34,525	$35,647	$2,793	$72,965

The following table summarizes the average recorded investments on loans specifically evaluated for impairment and the interest income recognized:

	December 31, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized
Originated
Commercial loans:
C&I	$242	$1
CRE	3,311	123
Business banking	1,089	24
Total commercial loans	$4,642	$148
Consumer loans:
Indirect auto	$192	$10
Direct	7,387	382
Specialty lending	7	1
Total consumer loans	$7,586	$393
Residential real estate	$7,505	$350
Total originated	$19,733	$891

Total loans	$19,733	$891
7.          Premises, Equipment and Leases

A summary of premises and equipment follows:

	December 31,
(In thousands)	2021	2020
Land, buildings and improvements	$125,320	$125,002
Furniture and equipment	59,041	55,195
Premises and equipment before accumulated depreciation	$184,361	$180,197
Accumulated depreciation	112,268	105,991
Total premises and equipment	$72,093	$74,206

Buildings and improvements are depreciated based on useful lives of five to twenty years. Furniture and equipment is depreciated based on useful lives of three to ten years.

Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated balance sheets. The Company does not have any significant finance leases in which we are the lessee as of December 31, 2021 and December 31, 2020.

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

Our leases relate primarily to office space and bank branches, and some contain options to renew the lease. These options to renew are generally not considered reasonably certain to exercise, and are therefore not included in the lease term until such time that the option to renew is reasonably certain. As of December 31, 2021, operating lease ROU assets and liabilities were $23.3 million and $27.6 million, respectively. As of December 31, 2020 operating lease ROU assets and liabilities were $26.4 million and $32.8 million, respectively.

The table below summarizes our net lease cost:

	December 31,
(In thousands)	2021	2020
Operating lease cost	$7,176	$7,382
Variable lease cost	2,090	2,141
Short-term lease cost	369	453
Sublease income	(466)	(502)
Total premises and equipment	$9,169	$9,474

The table below show future minimum rental commitments related to non-cancelable operating leases for the next five years and thereafter as of December 31, 2021.

(In thousands)
2022	$6,543
2023	5,440
2024	4,696
2025	3,499
2026	2,609
Thereafter	7,985
Total lease payments	$30,772
Less: interest	(3,171)
Present value of lease liabilities	$27,601

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental information on the consolidated statements of cash flows for operating leases:

	December 31,
(In thousands except for percent and period data)	2021	2020
Weighted average remaining lease term, in years	6.91	7.21
Weighted average discount rate	2.97%	3.02%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,373	$7,934
ROU assets obtained in exchange for lease liabilities	1,843	3,441

As of December 31, 2021 there are no new significant leases that have not yet commenced.

Rental expense included in occupancy expense amounted to $7.2 million in 2021, $8.0 million in December 31, 2020 and $8.0 million in December 31, 2019.

8.          Goodwill and Other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2021	$280,541
Goodwill acquired	-
December 31, 2021	$280,541

January 1, 2020	$274,769
Goodwill acquired	5,772
December 31, 2020	$280,541

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets. These intangible assets are amortized over their estimated useful lives, which range primarily from one to twenty years.

There was no impairment of goodwill recorded during the year ended December 31, 2021 and 2020.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2021	2020
Core deposit intangibles:
Gross carrying amount	$7,435	$8,951
Less: accumulated amortization	7,258	8,463
Net carrying amount	$177	$488

Identified intangible assets:
Gross carrying amount	$25,025	$27,057
Less: accumulated amortization	16,275	15,810
Net carrying amount	$8,750	$11,247

Total intangibles:
Gross carrying amount	$32,460	$36,008
Less: accumulated amortization	23,533	24,273
Net carrying amount	$8,927	$11,735

Amortization expense on intangible assets with definite useful lives totaled $2.8 million for 2021, $3.4 million for 2020 and $3.6 million for 2019. Amortization expense on intangible assets with definite useful lives is expected to total $2.2 million for 2022, $1.8 million for 2023, $1.5 million for 2024, $1.2 million for 2025, $0.9 million for 2026 and $1.3 million thereafter. Other identified intangible assets include customer lists and non-compete agreements.

During the years ended December 31, 2021, 2020 and 2019 there was no impairment of intangible assets.

9.          Deposits

The following table sets forth the maturity distribution of time deposits:

(In thousands)	December 31, 2021
Within one year	$355,046
After one but within two years	63,676
After two but within three years	47,641
After three but within four years	17,734
After four but within five years	16,943
After five years	432
Total	$501,472

Time deposits of $250,000 or more aggregated $72.3 million and $104.1 million December 31, 2021 and 2020, respectively.

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

Short-term borrowings totaled $97.8 million and $168.4 million at December 31, 2021 and 2020, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing. Those sources totaled approximately $3.4 billion and $3.1 billion at December 31, 2021 and 2020, respectively. Borrowings on the FHLB lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows as of December 31:

(Dollars in thousands)	2021	2020	2019
Federal funds purchased:
Balance at year-end	$-	$-	$65,000
Average during the year	17	14,727	47,137
Maximum month end balance	-	40,000	80,000
Weighted average rate during the year	0.11%	2.05%	3.90%
Weighted average rate at year-end	-	-	2.84%

Securities sold under repurchase agreements:
Balance at year-end	$97,795	$143,386	$143,775
Average during the year	100,519	154,383	123,337
Maximum month end balance	135,623	176,840	146,410
Weighted average rate during the year	0.13%	0.17%	0.33%
Weighted average rate at year-end	0.11%	0.20%	0.40%

Other short-term borrowings:
Balance at year-end	$-	$25,000	$446,500
Average during the year	1,302	183,699	403,453
Maximum month end balance	-	366,500	576,000
Weighted average rate during the year	2.02%	1.55%	1.85%
Weighted average rate at year-end	-	1.99%	1.73%

See Note 4 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, and a blanket lien on its residential real estate mortgage loans. As of December 31, 2021 the Company had no callable long-term debt. A summary is as follows:

(Dollars in thousands)	December 31, 2021		December 31, 2020
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2021	$-	-	$25,003	2.56%
2022	10,598	2.53%	10,598	2.53%
2031	3,397	2.45%	3,496	2.45%
Total	$13,995		$39,097

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

The following table summarizes the Company’s subordinated debt:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Subordinated notes issued June 2020 – fixed interest rate of 5.00% through June 2025 and a variable interest rate equivalent to three-month SOFR plus 4.85% thereafter, maturing July 1, 2030	$100,000	$100,000
Unamortized debt issuance costs	(1,510)	(1,948)
Total subordinated debt, net	$98,490	$98,052

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

The debentures held by each trust are the sole assets of that trust. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $98.0 million at December 31, 2021. The Company owns all of the common securities of the Trusts and has accordingly recorded $3.2 million in equity method investments classified as other assets in our consolidated balance sheets at December 31, 2021. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

As of December 31, 2021, the Trusts had the following trust preferred securities outstanding and held the following junior subordinated debentures of the Company (dollars in thousands):

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

11.          Income Taxes

The significant components of income tax expense attributable to operations are as follows:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Current
Federal	$35,483	$36,358	$28,475
State	8,626	9,768	7,653
Total Current	$44,109	$46,126	$36,128

Deferred
Federal	$507	$(14,021)	$(1,379)
State	357	(3,406)	(338)
Total Deferred	$864	$(17,427)	$(1,717)
Total income tax expense	$44,973	$28,699	$34,411

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$22,479	$27,282
Lease liability	6,744	8,141
Deferred compensation	9,584	11,602
Postretirement benefit obligation	1,286	1,511
Fair value adjustments from acquisitions	199	259
Loan fees	12,936	5,400
Accrued liabilities	1,424	1,307
Stock-based compensation expense	2,679	3,213
Unrealized losses on securities	1,482	-
Other	4,200	3,558
Total deferred tax assets	$63,013	$62,273
Deferred tax liabilities:
Pension benefits	$16,137	$14,406
Lease right-of-use asset	5,681	6,567
Amortization of intangible assets	13,187	12,725
Premises and equipment, primarily due to accelerated depreciation	4,962	4,774
Unrealized gain on securities	-	7,732
Other	1,008	952
Total deferred tax liabilities	$40,975	$47,156
Net deferred tax asset at year-end	$22,038	$15,117
Net deferred tax asset at beginning of year	15,117	2,534
Increase in net deferred tax asset	$6,921	$12,583

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2021 and 2020.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate to income before taxes:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Federal income tax at statutory rate	$41,971	$27,948	$32,641
Tax exempt income	(1,014)	(981)	(1,233)
Net increase in cash surrender value of life insurance	(1,230)	(1,135)	(927)
Federal tax credits	(1,884)	(1,705)	(1,458)
State taxes, net of federal tax benefit	7,097	5,026	5,773
Stock-based compensation, excess tax benefit	(323)	(152)	(342)
Other, net	356	(302)	(43)
Income tax expense	$44,973	$28,699	$34,411

A reconciliation of the beginning and ending balance of Federal and State gross unrecognized tax benefits (“UTBs”) is as follows:

(In thousands)	2021	2020
Balance at January 1	$1,178	$779
Additions for tax positions of prior years	80	254
Current period tax positions	287	145
Balance at December 31	$1,545	$1,178
Amount that would affect the effective tax rate if recognized, gross of tax	$1,221	$931

The Company recognizes interest and penalties on the income tax expense line in the accompanying consolidated statements of income. The Company monitors changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2021, no significant changes to UTBs are projected; however, tax audit examinations are possible, but it is not reasonably possible to estimate when examinations in subsequent years will be completed. The Company recognized an insignificant amount of interest expense related to UTBs in the consolidated statement of income for the year ended December 31, 2021.

As of December 31, 2021, the Company is no longer subject to U.S. Federal tax examination by tax authorities for years prior to 2016. The tax years 2015 to 2019 are currently being audited by New York State.

12.          Employee Benefit Plans

Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at December 31, 2021. Benefits paid from the plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. Prior to January 1, 2000, the Plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the Plan was converted to a cash balance plan with grandfathering provisions for existing participants. Effective March 1, 2013, the Plan was amended. Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013. In May 2013, the noncontributory, frozen, defined benefit pension plan assumed from Alliance in the acquisition was merged into the Plan.

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

The components of AOCI, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other post-retirement benefits are summarized below:

	Pension Benefits		Other Benefits
(In thousands)	2021	2020	2021	2020
Net actuarial loss (gain)	$21,608	$26,108	$(226)	$317
Prior service cost (credit)	320	378	(8)	43
Total amounts recognized in AOCI (pre-tax)	$21,928	$26,486	$(234)	$360

A December 31 measurement date is used for the pension, supplemental pension and post-retirement benefit plans. The following table sets forth changes in benefit obligations, changes in plan assets and the funded status of the pension plans and other post-retirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$90,194	$90,586	$5,999	$6,083
Service cost	2,069	1,840	8	8
Interest cost	2,717	3,237	163	213
Plan participants’ contributions	-	-	160	173
Actuarial loss (gain)	499	3,411	(543)	191
Curtailments	-	(67)	-	-
Benefits paid	(6,560)	(8,813)	(635)	(669)
Projected benefit obligation at end of year	$88,919	$90,194	$5,152	$5,999
Change in plan assets:
Fair value of plan assets at beginning of year	$128,563	$122,995	$-	$-
Gain on plan assets	12,523	12,449	-	-
Employer contributions	1,341	1,932	475	496
Plan participants’ contributions	-	-	160	173
Benefits paid	(6,560)	(8,813)	(635)	(669)
Fair value of plan assets at end of year	$135,867	$128,563	$-	$-

Funded (unfunded) status at year end	$46,948	$38,369	$(5,152)	$(5,999)

An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. The accumulated benefit obligation for pension benefits was $88.9 million and $90.2 million at December 31, 2021 and 2020, respectively. The accumulated benefit obligation for other post-retirement benefits was $5.2 million and $6.0 million at December 31, 2021 and 2020, respectively. The funded status of the pension and other post-retirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2021 and 2020.

	Pension Benefits		Other Benefits
(In thousands)	2021	2020	2021	2020
Other assets	$65,638	$57,456	$-	$-
Other liabilities	(18,690)	(19,087)	(5,152)	(5,999)
Funded status	$46,948	$38,369	$(5,152)	$(5,999)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years Ended December 31,
	2021	2020	2019
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	3.23% - 3.35%	3.08% - 3.25%	3.69% - 3.73%
Expected long-term return on plan assets	6.70%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Interest rate of credit for cash balance plan	1.94%	1.62%	2.28%

The following assumptions were used to determine net periodic pension cost:
Discount rate	3.08% - 3.25%	3.69% - 3.73%	4.79% - 4.80%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Interest rate of credit for cash balance plan	1.62%	2.28%	3.36%

Net periodic benefit cost and other amounts recognized in OCI for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2021	2020	2019	2021	2020	2019
Components of net periodic (benefit) cost:
Service cost	$2,069	$1,840	$1,723	$8	$8	$7
Interest cost	2,717	3,237	3,942	163	213	272
Expected return on plan assets	(8,786)	(8,410)	(7,480)	-	-	-
Additional gain due to curtailment	-	(74)	-	-	-	-
Amortization of prior service cost	59	41	43	51	51	50
Amortization of unrecognized net loss	1,263	1,535	2,593	-	-	-
Net periodic pension (benefit) cost	$(2,678)	$(1,831)	$821	$222	$272	$329

Other changes in plan assets and benefit obligations recognized in OCI (pre-tax):
Net (gain) loss	$(3,237)	$(628)	$(4,611)	$(543)	$192	$(720)
Prior service cost	-	-	-	-	-	-
Additional gain due to curtailment	-	7	-	-	-	-
Amortization of prior service cost	(59)	(41)	(43)	(51)	(51)	(50)
Amortization of unrecognized net (loss)	(1,263)	(1,535)	(2,593)	-	-	-
Total recognized in OCI	$(4,559)	$(2,197)	$(7,247)	$(594)	$141	$(770)

Total recognized in net periodic (benefit) cost and OCI, pre-tax	$(7,237)	$(4,028)	$(6,426)	$(372)	$413	$(441)

The service cost component of the net periodic (benefit) cost is included in Salaries and Employee Benefits and the interest cost, expected return on plan assets and net amortization components are included in Other Noninterest Expense on the consolidated statements of income.

The following table sets forth estimated future benefit payments for the pension plans and other post-retirement benefit plans as of December 31, 2021:

(In thousands)	Pension Benefits	Other Benefits
2022	$7,185	$397
2023	6,831	394
2024	7,111	390
2025	7,460	385
2026	6,951	380
2027 - 2031	32,437	1,690

The Company made no voluntary contributions to the pension and other benefit plans during the year ended December 31, 2021 and 2020.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2021 were assumed to be 4.5% to 7.0%. The rates were assumed to decrease gradually to 3.8% for fiscal year 2075 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans.

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target 2021	2021	2020
Cash and cash equivalents	0 - 15%	2%	3%
Fixed income securities	30 - 60%	37%	38%
Equities	40 - 70%	61%	59%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio. All issues that are rated lower than A by Standard and Poor’s are to be excluded. Equity securities at December 31, 2021 and 2020 do not include any Company common stock.

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan:

(In thousands)	Level 1	Level 2	December 31, 2021
Cash and cash equivalents	$3,298	$-	$3,298
Foreign equity mutual funds	46,385	-	46,385
Equity mutual funds	36,034	-	36,034
U.S. government bonds	-	33	33
Corporate bonds	-	50,117	50,117
Total	$85,717	$50,150	$135,867

	Level 1	Level 2	December 31, 2020
Cash and cash equivalents	$3,461	$-	$3,461
Foreign equity mutual funds	41,000	-	41,000
Equity mutual funds	35,637	-	35,637
U.S. government bonds	-	47	47
Corporate bonds	-	48,418	48,418
Total	$80,098	$48,465	$128,563

The plan had no financial instruments recorded at fair value on a non-recurring basis as of December 31, 2021 and 2020.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets was 6.7% and 7.0% at December 31, 2021 and 2020, respectively. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”). The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries. In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The employer contributions associated with the 401(k) Plan were $3.9 million in 2021, $3.6 million in 2020 and $3.6 million in 2019.

Other Retirement Benefits

Included in other liabilities is $1.3 million and $1.6 million at December 31, 2021 and 2020, respectively, for supplemental retirement benefits for retired executives from legacy plans assumed in acquisitions. The Company recognized $0.2 million, $0.2 million and $0.1 million in expense for each of the years ended December 31, 2021, 2020 and 2019 respectively, related to these plans.

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

The Company has outstanding restricted stock granted from various plans at December 31, 2021. The Company recognized $4.4 million, $4.6 million and $4.2 million in stock-based compensation expense related to these stock awards for the years ended December 31, 2021, 2020 and 2019, respectively. Tax benefits recognized with respect to restricted stock awards and stock units were $1.9 million, $1.0 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Unrecognized compensation cost related to restricted stock units totaled $4.7 million at December 31, 2021 and will be recognized over 1.5 years on a weighted average basis. Shares issued are funded from the Company’s treasury stock. The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2021	585,255	$29.78
Forfeited	(29,747)	30.60
Vested	(202,765)	29.48
Granted	141,289	34.03
Unvested at December 31, 2021	494,032	$30.89

The following table summarizes information concerning stock options outstanding:

(In thousands, except share and per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	13,800	$27.83
Exercised	(4,700)	23.82
Expired	-	-
Outstanding at December 31, 2021	9,100	$29.89	4.07	$82

Exercisable at December 31, 2021	9,100	$29.89	4.07	$82

There was no stock-based compensation expense for stock option awards for the years ended December 31, 2021 and 2020. Total stock-based compensation expense for stock option awards totaled $1 thousand for the year ended December 31, 2019. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Proceeds from stock options exercised	$112	$185	$725
Tax benefits related to stock options exercised	13	41	123
Intrinsic value of stock options exercised	52	165	490
Fair value of shares vested during the year	-	-	13

The Company has 613,810 securities remaining available to be granted as part of the Plan at December 31, 2021.

14.          Stockholders’ Equity

In accordance with GAAP, unrecognized prior service costs and net actuarial gains or losses associated with the Company’s pension and postretirement benefit plans and unrealized gains on derivatives and on AFS securities are included in AOCI, net of tax. For the years ended December 31, components of AOCI are:

(In thousands)	2021	2020	2019
Unrecognized prior service cost and net actuarial (losses) on pension plans	$(16,269)	$(20,134)	$(21,677)
Unrealized (losses) gains on derivatives (cash flow hedges)	-	(16)	(32)
Unrealized net holding gains (losses) on AFS securities	(7,075)	20,567	2,683
AOCI	$(23,344)	$417	$(19,026)

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of the Comptroller of the Currency (“OCC”) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At December 31, 2021, approximately $164.6 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

The Company purchased 604,637 shares of its common stock during the year ended December 31, 2021, for a total of $21.7 million at an average price of $35.91 per share under its previously announced share repurchase program. On December 20, 2021, the Board of Directors authorized a repurchase program for the Company to repurchase up to 2,000,000 shares of its outstanding common stock. As of December 31, 2021, there were 2,000,000 shares available for repurchase under this plan, which expires on December 31, 2023.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. In addition to maintaining minimum capital ratios, the Company is subject to a capital conservation buffer (“Buffer”) of 2.50% above the minimum to avoid restriction on capital distributions and discretionary bonus paychecks to officers. At December 31, 2021 and 2020, the Company and the Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2021 and 2020, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 Capital to Average Asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (“FDIC”) announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. Under the modified CECL transition provision, the regulatory capital impact of the January 1, 2020 CECL adoption date adjustment to the allowance for credit losses (after-tax) has been deferred and will phase into regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, the Company is allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020 and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020 and December 31, 2021, will also phase into regulatory capital at 25% per year commencing January 1, 2022. The Company adopted the capital transition relief over the permissible five-year period.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory Ratio Requirements
(Dollars in thousands)	Amount	Ratio	Minimum Capital Adequacy	Minimum plus Buffer	For Classification as Well- Capitalized
As of December 31, 2021
Tier I Capital (to average assets)
Company	$1,103,661	9.41%	4.00%		5.00%
NBT Bank	1,087,990	9.32%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	1,006,661	12.25%	4.50%	7.00%	6.50%
NBT Bank	1,087,990	13.36%	4.50%	7.00%	6.50%
Tier I Capital (to risk-weighted assets)
Company	1,103,661	13.43%	6.00%	8.50%	8.00%
NBT Bank	1,087,990	13.36%	6.00%	8.50%	8.00%
Total Capital (to risk-weighted assets)
Company	1,292,669	15.73%	8.00%	10.50%	10.00%
NBT Bank	1,176,998	14.45%	8.00%	10.50%	10.00%

As of December 31, 2020
Tier I Capital (to average assets)
Company	$1,018,320	9.56%	4.00%		5.00%
NBT Bank	1,054,097	9.95%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	921,320	11.84%	4.50%	7.00%	6.50%
NBT Bank	1,054,097	13.67%	4.50%	7.00%	6.50%
Tier I Capital (to risk-weighted assets)
Company	1,018,320	13.09%	6.00%	8.50%	8.00%
NBT Bank	1,054,097	13.67%	6.00%	8.50%	8.00%
Total Capital (to risk-weighted assets)
Company	1,215,672	15.62%	8.00%	10.50%	10.00%
NBT Bank	1,150,544	14.93%	8.00%	10.50%	10.00%

16.         Earnings Per Share

The following is a reconciliation of basic and diluted EPS for the years presented in the consolidated statements of income:

	Years Ended December 31,
	2021			2020			2019
(In thousands except per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$154,885	43,421	$3.57	$104,388	43,693	$2.39	$121,021	43,815	$2.76
Effect of dilutive securities:
Stock-based compensation		298			296			309
Diluted EPS	$154,885	43,719	$3.54	$104,388	43,989	$2.37	$121,021	44,124	$2.74

There was a nominal number of weighted average stock options outstanding for the years ended December 31, 2021, 2020 and 2019, respectively, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

17.          Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified From AOCI			Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
(In thousands)	Years Ended December 31,
	2021	2020	2019
AFS securities:
(Gains) losses on AFS securities	$-	$(3)	$79	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	577	644	737	Interest income
Tax effect	$(145)	$(160)	$(204)	Income tax (benefit)
Net of tax	$432	$481	$612

Cash flow hedges:
Net unrealized losses (gains) on cash flow hedges reclassified to interest expense	$21	$296	$(2,012)	Interest expense
Tax effect	$(5)	$(74)	$503	Income tax (benefit) expense
Net of tax	$16	$222	$(1,509)

Pension and other benefits:
Amortization of net losses	$1,263	$1,535	$2,593	Other noninterest expense
Amortization of prior service costs	110	92	93	Other noninterest expense
Tax effect	$(343)	$(407)	$(672)	Income tax (benefit)
Net of tax	$1,030	$1,220	$2,014

Total reclassifications, net of tax	$1,478	$1,923	$1,117

18.          Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2021, approximately 61% of the Company’s loans were secured by real estate located in central and upstate New York, northeastern Pennsylvania, Massachusetts, New Hampshire, Vermont, Maine and Connecticut. Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

	At December 31,
(In thousands)	2021	2020
Unused lines of credit	$355,852	$351,876
Commitments to extend credits, primarily variable rate	1,944,615	1,831,671
Standby letters of credit	55,133	54,009
Loans sold with recourse	25,593	25,659

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are frequently issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company’s standby letters of credit at December 31, 2021 and 2020 was not significant.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 29, 2021 was $80.4 million.
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

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statements of income.
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

As of December 31, 2021 and 2020, the Company had eighteen and seventeen risk participation agreements, respectively with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

Derivatives Designated as Hedging Instruments

The Company has previously entered into interest rate swaps to modify the interest rate characteristics of certain short-term FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of December 31, 2021
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,342,187	Other assets	$60,203	$1,342,187	Other liabilities	$60,203
Risk participation agreements	90,938	Other assets	252	37,193	Other liabilities	60
Total derivatives not designated as hedging instruments			$60,455			$60,263
Netting adjustments(1)			(170)			5,482
Net derivatives in the balance sheet			$60,625			$54,781
Derivatives not offset on the balance sheet			$5,455			$5,455
Cash collateral(2)			-			43,420
Net derivative amounts			$55,170			$5,906

As of December 31, 2020
Derivatives designated as hedging instruments
Interest rate derivatives	$-	Other assets	$-	$25,000	Other liabilities	$34

Derivatives not designated as hedging instruments
Interest rate derivatives	$1,223,584	Other assets	$108,487	$1,223,584	Other liabilities	$108,487
Risk participation agreements	72,528	Other assets	292	39,785	Other liabilities	125
Total derivatives not designated as hedging instruments			$108,779			$108,612
Cash collateral(2)			-			107,350
Net derivative amounts			$108,779			$1,262

(1)
Netting adjustments represents the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance on the settle to market rules for cleared derivatives. The CME legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral. The Company began to clear certain derivative transactions through the CME in 2021.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s short-term rate borrowings. During 2021 the Company’s final cash flow hedge of interest rate risk matured and the remaining balance was reclassified from AOCI as a reduction to interest expense. There is no additional amount that will be reclassified from AOCI as a reduction to interest expense.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Derivatives Designated as Hedging Instruments:
Interest rate derivatives - included component
Amount of (loss) recognized in OCI	$-	$(275)	$(459)
Amount of loss (gain) reclassified from AOCI into interest expense	21	296	(2,012)

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Derivatives Not Designated as Hedging Instruments:
(Decrease) increase in other income	$(356)	$1	$295

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

The following tables sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	December 31, 2021
Assets:
AFS securities:
U.S. treasury	$73,069	$-	$-	$73,069
Federal agency	-	239,931	-	239,931
State & municipal	-	94,088	-	94,088
Mortgage-backed	-	606,675	-	606,675
Collateralized mortgage obligations	-	621,595	-	621,595
Corporate	-	52,003	-	52,003
Total AFS securities	$73,069	$1,614,292	$-	$1,687,361
Equity securities	32,550	1,000	-	33,550
Derivatives	-	60,625	-	60,625
Total	$105,619	$1,675,917	$-	$1,781,536

Liabilities:
Derivatives	$-	$60,263	$-	$60,263
Total	$-	$60,263	$-	$60,263

(In thousands)	Level 1	Level 2	Level 3	December 31, 2020
Assets:
AFS securities:
Federal agency	$-	$243,597	$-	$243,597
State & municipal	-	43,180	-	43,180
Mortgage-backed	-	595,839	-	595,839
Collateralized mortgage obligations	-	437,804	-	437,804
Corporate	-	28,278	-	28,278
Total AFS securities	$-	$1,348,698	$-	$1,348,698
Equity securities	28,737	2,000	-	30,737
Derivatives	-	108,779	-	108,779
Total	$28,737	$1,459,477	$-	$1,488,214

Liabilities:
Derivatives	$-	$108,646	$-	$108,646
Total	$-	$108,646	$-	$108,646

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans and HTM securities. The non-recurring fair value measurements recorded during the years ended December 31, 2021 and 2020 were related to impaired loans, write-downs of other real estate owned and write-down of branch assets to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

As of December 31, 2021 the Company had collateral dependent individually evaluated loans with a carrying value of $10.2 million, which has no estimated allowance for credit loss. As of December 31, 2020 the Company had collateral dependent individually evaluated loans with a carrying value of $15.2 million, which had an estimated allowance for credit loss of $3.2 million.

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

		December 31, 2021		December 31, 2020
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$733,210	$735,260	$616,560	$636,827
Net loans	3	7,407,289	7,530,768	7,390,004	7,530,033
Financial liabilities:
Time deposits	2	$501,472	$500,717	$633,479	$638,721
Long-term debt	2	13,995	14,260	39,097	39,820
Subordinated debt	1	100,000	107,402	100,000	103,277
Junior subordinated debt	2	101,196	107,569	101,196	108,926

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

21.          Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2021	2020
Assets
Cash and cash equivalents	$77,182	$37,915
Equity securities, at estimated fair value	27,622	25,111
Investment in subsidiaries, on equity basis	1,359,613	1,345,317
Other assets	36,216	30,577
Total assets	$1,500,633	$1,438,920
Liabilities and Stockholders’ Equity
Total liabilities	$250,180	$251,302
Stockholders’ equity	1,250,453	1,187,618
Total liabilities and stockholders’ equity	$1,500,633	$1,438,920

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2021	2020	2019
Dividends from subsidiaries	$118,900	$77,000	$50,200
Management fee from subsidiaries	2,653	4,151	7,981
Net securities gains (losses)	543	(483)	165
Interest, dividends and other income	564	824	876
Total revenue	$122,660	$81,492	$59,222
Operating expenses	11,956	11,825	14,262
Income before income tax benefit and equity in undistributed income of subsidiaries	$110,704	$69,667	$44,960
Income tax benefit	(2,250)	(2,653)	(1,588)
Equity in undistributed income of subsidiaries	41,931	32,068	74,473
Net income	$154,885	$104,388	$121,021

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2021	2020	2019
Operating activities
Net income	$154,885	$104,388	$121,021
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of premises and equipment	1,113	1,739	2,298
Excess tax benefit on stock-based compensation	(385)	(181)	(409)
Stock-based compensation expense	4,414	4,581	4,210
Net securities (gains) losses	(543)	483	(165)
Equity in undistributed income of subsidiaries	(41,931)	(32,068)	(74,473)
Bank owned life insurance income	(326)	(391)	(398)
Amortization of subordinated debt issuance costs	438	230	-
Net change in other assets and other liabilities	(7,127)	(3,535)	(1,573)
Net cash provided by operating activities	$110,538	$75,246	$50,511
Investing activities
Investment in the Bank	$-	$(90,000)	$-
Proceeds from calls of equity securities	1,000	2,000	-
Purchases of equity securities	-	-	(93)
Net cash provided by (used in) investing activities	$1,000	$(88,000)	$(93)
Financing activities
Proceeds from issuance of subordinated debt	$-	$100,000	$-
Payment of subordinated debt issuance costs	-	(2,178)	-
Proceeds from the issuance of shares to employee and other stock plans	112	184	725
Cash paid by employer for tax-withholding on stock issuance	(2,931)	(1,537)	(1,622)
Purchases of treasury shares	(21,714)	(7,980)	-
Cash dividends	(47,738)	(47,207)	(46,010)
Net cash (used in) provided by financing activities	$(72,271)	$41,282	$(46,907)
Net increase in cash and cash equivalents	$39,267	$28,528	$3,511
Cash and cash equivalents at beginning of year	37,915	9,387	5,876
Cash and cash equivalents at end of year	$77,182	$37,915	$9,387

A statement of changes in stockholders’ equity has not been presented since it is the same as the consolidated statement of changes in stockholders’ equity previously presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NBT Bancorp Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Albany, New York
March 1, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 17, 2022 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2021 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the Company’s 2021 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	9,100	$29.89	613,810
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2021 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2021 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Albany, NY, Auditor Firm ID: 185.
The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2021 fiscal year end.

PART  IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Income for each of the three years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2021, 2020 and 2019.

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
10.7
Long-Term Incentive Compensation Plan for Named Executive Officers (filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, and incorporated herein by reference).*

10.8
Employment Agreement, dated April 3, 2017, by and between NBT Bancorp Inc. and Sarah A. Halliday (Filed as Exhibit 10.20 to Registrant’s Form 8-K, filed on March 1, 2018, and incorporated herein by reference).*

10.9
Amended and Restated Supplemental Retirement Agreement and First Amendment to the Supplemental Retirement Agreement between Alliance Financial Corporation, Alliance Bank, N.A. and Jack H. Webb (filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2013, filed on March 3, 2014, and incorporated herein by reference).*

10.10
Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.11
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and John H. Watt, Jr. dated May 9, 2017 (filed as Exhibit 10.1 to Registrant’s Form 10-Q, filed on May 10, 2017, and incorporated herein by reference).*

10.12
Supplemental Executive Retirement Agreement, dated December 19, 2016 by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.13
Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and Joseph R. Stagliano (Filed as Exhibit 10.19 to Registrant’s Form 10-K, filed on March 1, 2018, and incorporated herein by reference).*

10.14
Employment Agreement, dated August 5, 2021 by and between NBT Bancorp Inc. and Scott A. Kingsley (Filed as Exhibit 10.1 to Registrant’s Form 10-Q, filed on August 6, 2021, and incorporated herein by reference).*

10.15
Form of Amendment to Employment Agreements, dated September 27, 2017, by and between NBT Bancorp Inc. and John H. Watt, Jr., Sarah A. Halliday and Joseph R. Stagliano, respectively (Filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on September 29, 2017, and incorporated herein by reference).*

10.16	NBT Bancorp Inc. 2018 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A, filed on April 6, 2018, and incorporated herein by reference).*
10.17
Compensation arrangement for Interim Chief Financial Officer and Chief Accounting Officer (Filed as Exhibit 10.1 to Registrant's Form 10-Q, filed on May 6, 2021, and incorporated herein by reference).*

10.18	Employment Agreement, dated January 1, 2018, by and between NBT Bancorp Inc. and Amy Wiles.*
10.19	NBT Bancorp Inc. 2015 Enhanced Separation Pay Plan.*
10.20	Acknowledgement of NBT Bancorp Inc. Enhanced Separation Pay Plan, dated May 4, 2021 by and between NBT Bancorp Inc. and Annette L. Burns.*
21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as noted above.

(c)	Not applicable.

ITEM 16.	FORM 10-K SUMMARY

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

/s/ Martin A. Dietrich	/s/ James H. Douglas
Martin A. Dietrich	James H. Douglas, Director
Chairman and Director	Date: March 1, 2022
Date: March 1, 2022

/s/ John H. Watt, Jr.	/s/ Andrew S. Kowalczyk III
John H. Watt, Jr.	Andrew S. Kowalczyk III, Director
President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 1, 2022
Date: March 1, 2022

/s/ Scott A. Kingsley	/s/ John C. Mitchell
Scott A. Kingsley	John C. Mitchell, Director
Chief Financial Officer (Principal Financial Officer)	Date: March 1, 2022
Date: March 1, 2022

/s/ Annette L. Burns	/s/ V. Daniel Robinson II
Annette L. Burns	V. Daniel Robinson II, Director
Chief Accounting Officer (Principal Accounting Officer)	Date: March 1, 2022
Date: March 1, 2022

/s/ Johanna R. Ames	/s/ Matthew J. Salanger
Johanna R. Ames, Director	Matthew J. Salanger, Director
Date: March 1, 2022	Date: March 1, 2022

/s/ J. David Brown	/s/ Joseph A. Santangelo
J. David Brown, Director	Joseph A. Santangelo, Director
Date: March 1, 2022	Date: March 1, 2022

/s/ Patricia T. Civil	/s/ Lowell A. Seifter
Patricia T. Civil, Director	Lowell A. Seifter, Director
Date: March 1, 2022	Date: March 1, 2022

/s/ Timothy E. Delaney	/s/ Jack H. Webb
Timothy E. Delaney, Director	Jack H. Webb, Director
Date: March 1, 2022	Date: March 1, 2022