Form 10-Q
period 2022-03-31
NBT BANCORP INC
filed 2022-05-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.

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

As of April 29, 2022, there were 42,826,146 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended March 31, 2022

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2022	2021
(In thousands, except share and per share data)
Assets
Cash and due from banks	$180,865	$157,775
Short-term interest-bearing accounts	913,315	1,111,296
Equity securities, at fair value	32,554	33,550
Securities available for sale, at fair value	1,662,697	1,687,361
Securities held to maturity (fair value $851,635 and $735,260, respectively)	895,005	733,210
Federal Reserve and Federal Home Loan Bank stock	25,005	25,098
Loans held for sale	263	830
Loans	7,649,826	7,498,459
Less allowance for loan losses	90,000	92,000
Net loans	$7,559,826	$7,406,459
Premises and equipment, net	71,030	72,093
Goodwill	280,541	280,541
Intangible assets, net	8,291	8,927
Bank owned life insurance	228,979	228,238
Other assets	289,462	266,733
Total assets	$12,147,833	$12,012,111
Liabilities
Demand (noninterest bearing)	$3,751,268	$3,689,556
Savings, NOW and money market	6,222,378	6,043,441
Time	487,977	501,472
Total deposits	$10,461,623	$10,234,469
Short-term borrowings	65,022	97,795
Long-term debt	13,971	13,995
Subordinated debt, net	98,599	98,490
Junior subordinated debt	101,196	101,196
Other liabilities	205,172	215,713
Total liabilities	$10,945,583	$10,761,658
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2022 and December 31, 2021	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at March 31, 2022 and December 31, 2021, issued 49,651,493 at March 31, 2022 and December 31, 2021	497	497
Additional paid-in-capital	577,374	576,976
Retained earnings	883,246	856,203
Accumulated other comprehensive loss	(91,375)	(23,344)
Common stock in treasury, at cost, 6,659,170 and 6,483,481 shares at March 31, 2022 and December 31, 2021, respectively	(167,492)	(159,879)
Total stockholders’ equity	$1,202,250	$1,250,453
Total liabilities and stockholders’ equity	$12,147,833	$12,012,111

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2022	2021
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$73,343	$75,093
Securities available for sale	6,840	5,544
Securities held to maturity	3,493	3,382
Other	525	291
Total interest, fee and dividend income	$84,201	$84,310
Interest expense
Deposits	$1,842	$3,172
Short-term borrowings	16	70
Long-term debt	87	124
Subordinated debt	1,359	1,359
Junior subordinated debt	549	530
Total interest expense	$3,853	$5,255
Net interest income	$80,348	$79,055
Provision for loan losses	596	(2,796)
Net interest income after provision for loan losses	$79,752	$81,851
Noninterest income
Service charges on deposit accounts	$3,688	$3,027
Card services income	8,695	7,550
Retirement plan administration fees	13,279	10,098
Wealth management	8,640	7,910
Insurance services	3,788	3,461
Bank owned life insurance income	1,654	1,381
Net securities (losses) gains	(179)	467
Other	3,094	3,144
Total noninterest income	$42,659	$37,038
Noninterest expense
Salaries and employee benefits	$45,508	$41,601
Technology and data services	8,547	8,892
Occupancy	6,793	6,889
Professional fees and outside services	4,276	3,589
Office supplies and postage	1,424	1,499
FDIC expenses	802	808
Advertising	654	451
Amortization of intangible assets	636	812
Loan collection and other real estate owned, net	384	590
Other	3,119	2,757
Total noninterest expense	$72,143	$67,888
Income before income tax expense	$50,268	$51,001
Income tax expense	11,142	11,155
Net income	$39,126	$39,846
Earnings per share
Basic	$0.91	$0.91
Diluted	$0.90	$0.91

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2022	2021
(In thousands)
Net income	$39,126	$39,846
Other comprehensive (loss) income, net of tax:

Securities available for sale:
Unrealized net holding (losses) arising during the period, gross	$(91,030)	$(23,311)
Tax effect	22,758	5,827
Unrealized net holding (losses) arising during the period, net	$(68,272)	$(17,484)

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$137	$142
Tax effect	(35)	(35)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$102	$107

Total securities available for sale, net	$(68,170)	$(17,377)

Cash flow hedges:
Reclassification of net unrealized losses on cash flow hedges to interest expense, gross	$-	$21
Tax effect	-	(5)
Reclassification of net unrealized losses on cash flow hedges to interest expense, net	$-	$16

Total cash flow hedges, net	$-	$16

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$186	$326
Tax effect	(47)	(81)
Amortization of prior service cost and actuarial losses, net	$139	$245

Total pension and other benefits, net	$139	$245

Total other comprehensive (loss)	$(68,031)	$(17,116)
Comprehensive (loss) income	$(28,905)	$22,730

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2021	$497	$576,976	$856,203	$(23,344)	$(159,879)	$1,250,453
Net income	-	-	39,126	-	-	39,126
Cash dividends - $0.28 per share	-	-	(12,083)	-	-	(12,083)
Purchase of 217,100 treasury shares	-	-	-	-	(8,152)	(8,152)
Net issuance of 41,411 shares to employee and other stock plans	-	(2,074)	-	-	539	(1,535)
Stock-based compensation	-	2,472	-	-	-	2,472
Other comprehensive (loss)	-	-	-	(68,031)	-	(68,031)
Balance at March 31, 2022	$497	$577,374	$883,246	$(91,375)	$(167,492)	$1,202,250

Balance at December 31, 2020	$497	$578,082	$749,056	$417	$(140,434)	$1,187,618
Net income	-	-	39,846	-	-	39,846
Cash dividends - $0.27 per share	-	-	(11,732)	-	-	(11,732)
Purchase of 257,031 treasury shares	-	-	-	-	(9,020)	(9,020)
Net issuance of 53,139 shares to employee and other stock plans	-	(2,153)	-	-	870	(1,283)
Stock-based compensation	-	2,668	-	-	-	2,668
Other comprehensive (loss)	-	-	-	(17,116)	-	(17,116)
Balance at March 31, 2021	$497	$578,597	$777,170	$(16,699)	$(148,584)	$1,190,981

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2022	2021
(In thousands)
Operating activities
Net income	$39,126	$39,846
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	596	(2,796)
Depreciation and amortization of premises and equipment	2,420	2,441
Net amortization on securities	1,036	1,477
Amortization of intangible assets	636	812
Amortization of operating lease right-of-use assets	1,688	1,821
Excess tax benefit on stock-based compensation	(168)	(107)
Stock-based compensation expense	2,472	2,668
Bank owned life insurance income	(1,654)	(1,381)
Amortization of subordinated debt issuance costs	109	110
Proceeds from sale of loans held for sale	2,106	13,877
Originations of loans held for sale	(1,479)	(13,943)
Net gain on sale of loans held for sale	(60)	(110)
Net security losses (gains)	179	(467)
Net gains on sale of other real estate owned	(211)	-
Net change in other assets and other liabilities	(11,652)	(1,946)
Net cash provided by operating activities	$35,144	$42,302
Investing activities
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	$72,281	$95,274
Purchases	(139,273)	(158,196)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	29,028	66,282
Purchases	(191,092)	(42,760)
Other:
Net increase in loans	(153,963)	(136,778)
Proceeds from Federal Home Loan Bank stock redemption	93	2,252
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	-	(26)
Proceeds from settlement of bank owned life insurance	913	357
Purchases of premises and equipment, net	(1,312)	(901)
Proceeds from sales of other real estate owned	378	140
Net cash used in investing activities	$(382,947)	$(174,356)
Financing activities
Net increase in deposits	$227,154	$734,238
Net decrease in short-term borrowings	(32,773)	(73,048)
Repayments of long-term debt	(24)	(25,027)
Proceeds from the issuance of shares to employee and other stock plans	-	112
Cash paid by employer for tax-withholding on stock issuance	(1,210)	(1,125)
Purchase of treasury stock	(8,152)	(9,020)
Cash dividends	(12,083)	(11,732)
Net cash provided by financing activities	$172,912	$614,398
Net (decrease) increase in cash and cash equivalents	$(174,891)	$482,344
Cash and cash equivalents at beginning of period	1,269,071	672,681
Cash and cash equivalents at end of period	$1,094,180	$1,155,025

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$5,238	$7,105
Income taxes paid, net of refund	2,448	2,540

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2022

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly-owned subsidiaries: the Bank, NBT Financial and NBT Holdings. Collectively, NBT Bancorp Inc. and its subsidiaries are referred to herein as (the “Company”). In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation. The Company combined ATM and debit cards fees with card related income previously reported in Other noninterest income which is now disclosed as Card services income. The Company reclassified Data processing and communications expense into Technology and data services expense. The Company reclassified Equipment expense into Occupancy expense and Technology and data services expense. The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

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

Accounting Standards Issued Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of Accounting Standards Codification (“ASC 848”) and clarifies some of its guidance. The ASU and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the London Interbank Offered Rate (“LIBOR”) or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to available for sale (“AFS”) or trading held to maturity (“HTM”) debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity. The Company does not expect that the impact of adopting the new guidance on the consolidated financial statements will have a material impact on the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the guidance on Troubled Debt Restructurings (“TDRs”) and requires an evaluation on all loan modifications to determine if they result in a new loan or a continuation of the existing loan. The ASU also requires that entities disclose current-period gross charge-offs by year of origination. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. The amendments in this ASU are effective for the Company on January 1, 2023, with early adoption permitted. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements and does not expect it will have a material impact on the consolidated financial statements.

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2022
U.S. treasury	$122,444	$-	$4,809	$117,635
Federal agency	248,445	-	22,833	225,612
State & municipal	95,339	-	7,037	88,302
Mortgage-backed:
Government-sponsored enterprises	510,500	355	25,782	485,073
U.S. government agency securities	75,846	59	2,581	73,324
Collateralized mortgage obligations:
Government-sponsored enterprises	462,288	149	26,908	435,529
U.S. government agency securities	190,310	57	7,897	182,470
Corporate	56,000	246	1,494	54,752
Total AFS securities	$1,761,172	$866	$99,341	$1,662,697
As of December 31, 2021
U.S. treasury	$73,016	$59	$6	$73,069
Federal agency	248,454	-	8,523	239,931
State & municipal	95,531	116	1,559	94,088
Mortgage-backed:
Government-sponsored enterprises	538,036	8,036	5,589	540,483
U.S. government agency securities	65,339	1,108	255	66,192
Collateralized mortgage obligations:
Government-sponsored enterprises	484,550	2,723	5,113	482,160
U.S. government agency securities	139,380	939	884	139,435
Corporate	50,500	1,516	13	52,003
Total AFS securities	$1,694,806	$14,497	$21,942	$1,687,361

There was no allowance for credit losses on AFS securities as of March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022 and 2021 there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings.

The amortized cost, estimated fair value and unrealized gains (losses) of securities HTM are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2022
Federal agency	$100,000	$-	$10,872	$89,128
Mortgage-backed:
Government-sponsored enterprises	269,153	137	16,499	252,791
U.S. government agency securities	7,425	50	6	7,469
Collateralized mortgage obligations:
Government-sponsored enterprises	111,254	105	2,722	108,637
U.S. government agency securities	74,596	76	3,755	70,917
State & municipal	332,577	394	10,278	322,693
Total HTM securities	$895,005	$762	$44,132	$851,635
As of December 31, 2021
Federal agency	$100,000	$-	$4,365	$95,635
Mortgage-backed:
Government-sponsored enterprises	161,462	2,232	1,319	162,375
U.S. government agency securities	9,112	514	-	9,626
Collateralized mortgage obligations:
Government-sponsored enterprises	94,342	1,932	129	96,145
U.S. government agency securities	44,473	336	674	44,135
State & municipal	323,821	5,026	1,503	327,344
Total HTM securities	$733,210	$10,040	$7,990	$735,260

At March 31, 2022 and December 31, 2021, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and Government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of March 31, 2022 and December 31, 2021 because the expectations of nonrepayment of the amortized cost is zero, except for State & municipal which is inconsequential.

Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $4 thousand and $15 thousand for the three months ended March 31, 2021 and 2022, respectively.

AFS and HTM securities with amortized costs totaling $1.8 billion at March 31, 2022 and $1.6 billion at December 31, 2021 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at March 31, 2022 and December 31, 2021, AFS and HTM securities with an amortized cost of $144.9 million and $162.1 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to gains and (losses) on equity securities:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net (losses) and gains recognized on equity securities	$(183)	$452
Less: Net (losses) and gains recognized on equity securities sold during the period	-	-
Unrealized (losses) and gains recognized on equity securities still held	$(183)	$452

As of March 31, 2022 and December 31, 2021, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of March 31, 2022 and 2021. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three months ended March 31, 2022 and 2021.

The following table sets forth information with regard to contractual maturities of debt securities at March 31, 2022:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$112	$116
From one to five years	159,032	151,684
From five to ten years	780,821	732,172
After ten years	821,207	778,725
Total AFS debt securities	$1,761,172	$1,662,697
HTM debt securities:
Within one year	$103,973	$103,988
From one to five years	67,047	67,061
From five to ten years	242,804	228,349
After ten years	481,181	452,237
Total HTM debt securities	$895,005	$851,635

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2022 and December 31, 2021.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of March 31, 2022
AFS securities:
U.S. treasury	$117,635	$(4,809)	7	$-	$-	-	$117,635	$(4,809)	7
Federal agency	2,586	(269)	1	223,026	(22,564)	15	225,612	(22,833)	16
State & municipal	74,201	(5,690)	55	14,097	(1,347)	10	88,298	(7,037)	65
Mortgage-backed	333,335	(11,186)	105	182,752	(17,177)	19	516,087	(28,363)	124
Collateralized mortgage obligations	569,994	(33,158)	88	20,422	(1,647)	7	590,416	(34,805)	95
Corporate	44,507	(1,494)	14	-	-	-	44,507	(1,494)	14
Total securities with unrealized losses	$1,142,258	$(56,606)	270	$440,297	$(42,735)	51	$1,582,555	$(99,341)	321

HTM securities:
Federal agency	$-	$-	-	$89,128	$(10,872)	4	$89,128	$(10,872)	4
Mortgage-backed	238,120	(16,505)	27	-	-	-	238,120	(16,505)	27
Collateralized mortgage obligations	165,781	(6,477)	35	-	-	-	165,781	(6,477)	35
State & municipal	115,512	(7,299)	116	26,492	(2,979)	24	142,004	(10,278)	140
Total securities with unrealized losses	$519,413	$(30,281)	178	$115,620	$(13,851)	28	$635,033	$(44,132)	206

As of December 31, 2021
AFS securities:
U.S. treasury	$49,105	$(6)	2	$-	$-	-	$49,105	$(6)	2
Federal agency	41,618	(1,846)	4	198,313	(6,677)	12	239,931	(8,523)	16
State & municipal	87,515	(1,559)	61	-	-	-	87,515	(1,559)	61
Mortgage-backed	281,217	(4,319)	24	39,491	(1,525)	6	320,708	(5,844)	30
Collateralized mortgage obligations	341,673	(5,495)	34	15,774	(502)	4	357,447	(5,997)	38
Corporate	9,987	(13)	2	-	-	-	9,987	(13)	2
Total securities with unrealized losses	$811,115	$(13,238)	127	$253,578	$(8,704)	22	$1,064,693	$(21,942)	149

HTM securities:
Federal agency	$-	$-	-	$95,635	$(4,365)	4	$95,635	$(4,365)	4
Mortgage-backed	103,789	(1,319)	10	-	-	-	103,789	(1,319)	10
Collateralized mortgage obligations	54,612	(803)	6	-	-	-	54,612	(803)	6
State & municipal	52,783	(1,189)	40	8,950	(314)	10	61,733	(1,503)	50
Total securities with unrealized losses	$211,184	$(3,311)	56	$104,585	$(4,679)	14	$315,769	$(7,990)	70

The Company does not believe the AFS securities that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, which consisted of 321 and 149 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of March 31, 2022 and December 31, 2021, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $4.0 million at March 31, 2022 and $3.9 million at December 31, 2021 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of March 31, 2022 and December 31, 2021. There was no accrued interest reversed against interest income for the three months ended March 31, 2022 or the year ended December 31, 2021 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, 63% and 56%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2022 and December 31, 2021. The remaining HTM debt securities at March 31, 2022 and December 31, 2021 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the Current Expected Credit Losses (“CECL”) approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2022 and December 31, 2021. AIR on HTM debt securities totaled $3.0 million at March 31, 2022 and $2.7 million at December 31, 2021 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

5.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $90.0 million at March 31, 2022, compared to $92.0 million at December 31, 2021. The allowance for credit losses as a percentage of loans was 1.18% at March 31, 2022, compared to 1.23% at December 31, 2021.

The March 31, 2022, December 31, 2021, March 31, 2021 and December 31, 2020 allowance for credit losses calculation incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverts to long-term economic conditions over a 4-quarter reversion period on a straight-line basis. The Company considers a baseline, upside, and downside economic forecast in measuring the allowance.

The quantitative model as of March 31, 2022 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model, particularly significant unknowns relating to downside risks as of the measurement date. The baseline outlook reflected an unemployment rate environment initially above pre-COVID-19 levels at 4.3% but falling below pre-coronavirus (“COVID-19”) pandemic levels by the fourth quarter of the forecast period and to a low of 3.4%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the second quarter of 2022 at approximately 9% and hover around 5.5% by the middle and end of the forecast period. Other utilized economic variables either improved or remained relatively flat, with retail sales and business output remaining steady from the prior quarter and housing starts increasing from the prior quarter’s forecast. Key assumptions in the baseline economic outlook included continued abatement of COVID-19, the containment of the European conflict to only Russia and Ukraine, further increase of interest rates by the Federal Reserve, and achievement of full employment by the end of 2022. The alternative downside scenario assumed deteriorated economic and epidemiological conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.8% in the first quarter of 2022 to a peak of 7.15% in the second quarter of 2023. The alternative upside scenario incorporated a more optimistic outlook than the baseline scenario, with an imminent return to full employment with northeast unemployment declining to 2.99% by the end of the forecast period. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2022. At March 31, 2022, the weightings were 60%, 0% and 40% for the baseline, upside and downside economic forecasts, respectively. The Company also continued to monitor the level of criticized and classified loans in the first quarter of 2022 compared to the level contemplated by the model during similar, historical economic conditions, and determined that an adjustment was no longer required.

The quantitative model as of December 31, 2021 incorporated a baseline economic outlook along with alternative upside and downside scenarios sourced from a reputable third-party to accommodate other potential economic conditions in the model. The baseline outlook reflected an unemployment rate environment initially above pre-COVID-19 levels at 4.8% but falling below pre-COVID-19 levels by the end of the forecast period to 3.5%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the first quarter of 2022 at approximately 9% and hovering around 5% by the middle and end of the forecast period. Other utilized economic variables showed mixed changes in their respective forecasts, with retail sales and business output declining from the prior quarter and housing starts increasing from the prior quarter’s forecast. Key assumptions in the baseline economic outlook included continued abatement of the COVID-19 pandemic, enactment of the Build Back Better Act by the end of 2021, near-term peaking of consumer price acceleration, accelerated asset purchase tapering at the Federal Reserve, and full employment by the end of 2022. The alternative downside scenario assumed deteriorated economic and epidemiological conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 5.7% in the fourth quarter of 2021 to a peak of 8% in the first quarter of 2023, remaining around or above 7% for the entire forecast period. The alternative upside scenario incorporated a more optimistic outlook than the baseline scenario, with a swift return to full employment by the second quarter of 2022 and with northeast unemployment moving down to 3.1% by the end of the forecast period. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2021. At December 31, 2021, the weightings were 60%, 10% and 30% for the baseline, upside and downside economic forecasts, respectively. Additional adjustments were made for COVID-19 related factors not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus in the second and third quarters of 2020, including direct payments to individuals, increased unemployment benefits, the Company’s loan deferral and modification initiatives and various government sponsored loan programs. The Company also continued to monitor the level of criticized and classified loans in the fourth quarter of 2021 compared to the level contemplated by the model during similar, historical economic conditions, and an adjustment was made to estimate potential additional losses above modeled losses. Additionally, qualitative adjustments were made for Moody’s baseline economic forecast to include impacts of the Build Back Better Act not passing by December 31, 2021 and to address potential economic deterioration due to Omicron, as well as isolated model limitations related to modeled outputs given abnormally high retail sales and business output growth rates in historical periods. These factors were considered through separate quantitative processes and incorporated into the estimate of current expected credit losses at December 31, 2021.

There were no loans purchased with credit deterioration during the three months ended March 31, 2022 or the year ended December 31, 2021. During 2022, the Company purchased $3.0 million of residential loans at a 1.35% premium and $33.5 million in consumer loans at par. The allowance for credit losses recorded for these loans on the purchase date was $2.1 million. During 2021, the Company purchased $58.9 million of residential loans at a 2%-5% premium and $92.5 million in consumer loans at par. The allowance for credit losses recorded for these loans on the purchase date was $6.8 million. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $19.1 million at March 31, 2022 and $19.5 million at December 31, 2021 and there was no estimated allowance for credit losses related to AIR as of March 31, 2022 and December 31, 2021.

The provision for loan losses was an expense of $0.6 million and a benefit of $2.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in provision expense was driven by providing for the increase in loan balances in the first quarter of 2022 and the changes in the economic condition forecasts from quarter to quarter.

The following tables present the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2021	$28,941	$44,253	$18,806	$92,000
Charge-offs	(588)	(3,591)	(312)	(4,491)
Recoveries	93	1,652	150	1,895
Provision	111	1,277	(792)	596
Ending balance as of March 31, 2022	$28,557	$43,591	$17,852	$90,000

Balance as of December 31, 2020	$50,942	$37,803	$21,255	$110,000
Charge-offs	(242)	(4,348)	(70)	(4,660)
Recoveries	118	2,075	263	2,456
Provision	(773)	(950)	(1,073)	(2,796)
Ending balance as of March 31, 2021	$50,045	$34,580	$20,375	$105,000

The decrease in the allowance for credit losses from December 31, 2021 to March 31, 2022 was primarily due to an improvement in the economic forecast, partly offset by providing for the increase in loan balances. The decrease in the allowance for credit losses from December 31, 2020 to March 31, 2021 was primarily due to an improvement in the economic forecast.

Individually Evaluated Loans

As of March 31, 2022, there were five relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $9.9 million and no allowance for credit loss. As of December 31, 2021, the same five relationships were identified to be evaluated for loss on an individual basis with an amortized cost basis of $10.2 million and no allowance for credit loss.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of March 31, 2022
Commercial loans:
C&I	$476	$633	$-	$1,109	$3,345	$1,171,795	$1,176,249
CRE	1,066	-	-	1,066	12,552	2,615,792	2,629,410
PPP	77	-	-	77	-	50,900	50,977
Total commercial loans	$1,619	$633	$-	$2,252	$15,897	$3,838,487	$3,856,636
Consumer loans:
Auto	$6,250	$1,038	$455	$7,743	$1,622	$850,425	$859,790
Other consumer	3,303	1,643	927	5,873	301	888,977	895,151
Total consumer loans	$9,553	$2,681	$1,382	$13,616	$1,923	$1,739,402	$1,754,941
Residential	$1,761	$532	$562	$2,855	$7,992	$2,027,402	$2,038,249
Total loans	$12,933	$3,846	$1,944	$18,723	$25,812	$7,605,291	$7,649,826

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2021
Commercial loans:
C&I	$622	$-	$-	$622	$3,618	$1,126,430	$1,130,670
CRE	1,219	132	-	1,351	12,726	2,550,910	2,564,987
PPP	-	-	-	-	-	101,222	101,222
Total commercial loans	$1,841	$132	$-	$1,973	$16,344	$3,778,562	$3,796,879
Consumer loans:
Auto	$6,911	$1,547	$545	$9,003	$1,295	$816,210	$826,508
Other consumer	3,789	1,816	1,105	6,710	233	832,447	839,390
Total consumer loans	$10,700	$3,363	$1,650	$15,713	$1,528	$1,648,657	$1,665,898
Residential	$2,481	$420	$808	$3,709	$12,413	$2,019,560	$2,035,682
Total loans	$15,022	$3,915	$2,458	$21,395	$30,285	$7,446,779	$7,498,459

As of March 31, 2022 and December 31, 2021, there were no loans in nonaccrual without an allowance for credit losses.

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

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by vintage:

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2022
C&I
By internally assigned grade:
Pass	$93,408	$312,325	$210,961	$108,348	$59,572	$43,397	$303,639	$2,964	$1,134,614
Special mention	-	142	3,497	2,493	1,969	3,192	11,591	-	22,884
Substandard	-	1,468	840	6,790	509	5,300	3,824	19	18,750
Doubtful	-	-	-	-	-	1	-	-	1
Total C&I	$93,408	$313,935	$215,298	$117,631	$62,050	$51,890	$319,054	$2,983	$1,176,249

CRE
By internally assigned grade:
Pass	$120,316	$486,375	$444,779	$362,644	$234,268	$660,198	$153,714	$21,009	$2,483,303
Special mention	616	783	815	10,766	1,122	68,783	-	1,294	84,179
Substandard	-	-	139	4,828	12,796	35,421	4,026	-	57,210
Doubtful	-	-	-	-	-	4,718	-	-	4,718
Total CRE	$120,932	$487,158	$445,733	$378,238	$248,186	$769,120	$157,740	$22,303	$2,629,410

PPP
By internally assigned grade:
Pass	$-	$49,017	$1,960	$-	$-	$-	$-	$-	$50,977
Total PPP	$-	$49,017	$1,960	$-	$-	$-	$-	$-	$50,977

Auto
By payment activity:
Performing	$140,144	$320,921	$112,646	$158,224	$83,689	$42,089	$-	$-	$857,713
Nonperforming	7	743	312	502	305	208	-	-	2,077
Total auto	$140,151	$321,664	$112,958	$158,726	$83,994	$42,297	$-	$-	$859,790

Other consumer
By payment activity:
Performing	$129,573	$391,276	$138,270	$105,863	$69,913	$39,194	$19,828	$6	$893,923
Nonperforming	-	294	304	185	208	217	1	19	1,228
Total other consumer	$129,573	$391,570	$138,574	$106,048	$70,121	$39,411	$19,829	$25	$895,151

Residential
By payment activity:
Performing	$72,366	$345,762	$224,010	$172,010	$171,770	$803,616	$229,871	$10,290	$2,029,695
Nonperforming	-	158	724	317	1,008	6,312	17	18	8,554
Total residential	$72,366	$345,920	$224,734	$172,327	$172,778	$809,928	$229,888	$10,308	$2,038,249

Total loans	$556,430	$1,909,264	$1,139,257	$932,970	$637,129	$1,712,646	$726,511	$35,619	$7,649,826

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
C&I
By internally assigned grade:
Pass	$335,685	$219,931	$114,617	$64,310	$20,137	$32,146	$280,476	$15,731	$1,083,033
Special mention	148	5,255	4,641	2,430	2,699	1,111	11,835	522	28,641
Substandard	1,482	874	7,010	187	2,582	3,272	3,512	34	18,953
Doubtful	-	-	-	1	42	-	-	-	43
Total C&I	$337,315	$226,060	$126,268	$66,928	$25,460	$36,529	$295,823	$16,287	$1,130,670

CRE
By internally assigned grade:
Pass	$489,300	$434,866	$370,377	$236,274	$251,082	$441,310	$141,367	$43,942	$2,408,518
Special mention	789	826	11,235	3,544	15,379	53,372	780	420	86,345
Substandard	-	77	4,539	12,934	12,424	34,563	744	-	65,281
Doubtful	-	-	-	-	-	4,843	-	-	4,843
Total CRE	$490,089	$435,769	$386,151	$252,752	$278,885	$534,088	$142,891	$44,362	$2,564,987

PPP
By internally assigned grade:
Pass	$92,884	$8,338	$-	$-	$-	$-	$-	$-	$101,222
Total PPP	$92,884	$8,338	$-	$-	$-	$-	$-	$-	$101,222

Auto
By payment activity:
Performing	$351,778	$129,419	$183,959	$101,441	$46,007	$12,064	$-	$-	$824,668
Nonperforming	305	319	457	411	266	82	-	-	1,840
Total auto	$352,083	$129,738	$184,416	$101,852	$46,273	$12,146	$-	$-	$826,508

Other consumer
By payment activity:
Performing	$427,401	$151,300	$116,451	$78,523	$29,705	$15,660	$19,011	$1	$838,052
Nonperforming	216	429	249	134	238	33	18	21	1,338
Total other consumer	$427,617	$151,729	$116,700	$78,657	$29,943	$15,693	$19,029	$22	$839,390

Residential
By payment activity:
Performing	$345,338	$226,723	$179,087	$179,575	$146,611	$687,863	$246,103	$11,161	$2,022,461
Nonperforming	-	1,411	643	1,072	1,534	8,522	-	39	13,221
Total residential	$345,338	$228,134	$179,730	$180,647	$148,145	$696,385	$246,103	$11,200	$2,035,682

Total loans	$2,045,326	$1,179,768	$993,265	$680,836	$528,706	$1,294,841	$703,846	$71,871	$7,498,459

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

As of March 31, 2022, the allowance for losses on unfunded commitments totaled $4.8 million, compared to $5.1 million as of December 31, 2021.

Troubled Debt Restructuring

When the Company modifies a loan in a TDR, such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount. Residential and Consumer TDRs occurring during 2022 and 2021 were due to the reduction in the interest rate or extension of the term.

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

The Company began offering loan modifications to assist borrowers during the COVID-19 national emergency. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), along with a joint agency statement issued by banking regulatory agencies, provides that modifications made in response to COVID-19 do not need to be accounted for as a TDR. The Company evaluated the modification programs provided to its borrowers and has concluded the modifications were generally made in accordance with the CARES Act guidance to borrowers who were in good standing prior to the COVID-19 pandemic and are not required to be designated as TDRs.

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential	2	$118	$124	3	$242	$252
Total TDRs	2	$118	$124	3	$242	$252

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Consumer loans:
Auto	1	$11	2	$18
Total consumer loans	1	$11	2	$18
Residential	20	$900	17	$624
Total TDRs	21	$911	19	$642

6.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at March 31, 2022. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives of Alliance Financial Corporation (“Alliance”) when the Company acquired Alliance. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the pension and other benefits plans during the three months ended March 31, 2022 and 2021.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Components of net periodic (benefit) cost:
Service cost	$534	$485	$2	$2
Interest cost	694	677	41	45
Expected return on plan assets	(2,228)	(2,203)	-	-
Net amortization	185	313	1	13
Total net periodic (benefit) cost	$(815)	$(728)	$44	$60

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Basic EPS:
Weighted average common shares outstanding	43,141	43,559
Net income available to common stockholders	$39,126	$39,846
Basic EPS	$0.91	$0.91

Diluted EPS:
Weighted average common shares outstanding	43,141	43,559
Dilutive effect of common stock options and restricted stock	244	331
Weighted average common shares and common share equivalents	43,385	43,890
Net income available to common stockholders	$39,126	$39,846
Diluted EPS	$0.90	$0.91

There was a nominal number of weighted average stock options outstanding for the three months ended March 31, 2022 and March 31, 2021, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

8.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
AFS securities:
Amortization of unrealized gains related to securities transfer	$137	$142	Interest income
Tax effect	$(35)	$(35)	Income tax (benefit)
Net of tax	$102	$107

Cash flow hedges:
Net unrealized losses on cash flow hedges reclassified to interest expense	$-	$21	Interest expense
Tax effect	$-	$(5)	Income tax (benefit)
Net of tax	$-	$16

Pension and other benefits:
Amortization of net losses	$157	$298	Other noninterest expense
Amortization of prior service costs	29	28	Other noninterest expense
Tax effect	$(47)	$(81)	Income tax (benefit)
Net of tax	$139	$245

Total reclassifications, net of tax	$241	$368

9.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, primarily by managing the amount, sources and duration of its assets and liabilities and through the use of derivative instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Generally, the Company may use derivative financial instruments to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments. Currently, the Company has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

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

As of March 31, 2022 and December 31, 2021, the Company had sixteen and eighteen risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of March 31, 2022
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,381,076	Other assets	$49,054	$1,381,076	Other liabilities	$49,054
Risk participation agreements	90,456	Other assets	174	22,556	Other liabilities	34
Total derivatives not designated as hedging instruments			$49,228			$49,088
Netting adjustments(1)			7,292			34
Net derivatives in the balance sheet			$41,936			$49,054
Derivatives not offset on the balance sheet			$8,524			$8,524
Cash collateral(2)			-			2,900
Net derivative amounts			$33,412			$37,630

As of December 31, 2021
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,342,187	Other assets	$60,203	$1,342,187	Other liabilities	$60,203
Risk participation agreements	90,938	Other assets	252	37,193	Other liabilities	60
Total derivatives not designated as hedging instruments			$60,455			$60,263
Netting adjustments(1)			(170)			5,482
Net derivatives in the balance sheet			$60,625			$54,781
Derivatives not offset on the balance sheet			$5,455			$5,455
Cash collateral(2)			-			43,420
Net derivative amounts			$55,170			$5,906

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

	March 31,
(In thousands)	2022	2021
Derivatives designated as hedging instruments:
Interest rate derivatives - included component
Amount of loss reclassified from AOCI into interest expense	$-	$21

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	March 31,
(In thousands)	2022	2021
Derivatives not designated as hedging instruments:
(Decrease) in other income	$(52)	$(115)

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

The following tables sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	March 31, 2022
Assets:
AFS securities
U.S. treasury	$117,635	$-	$-	$117,635
Federal agency	-	225,612	-	225,612
State & municipal	-	88,302	-	88,302
Mortgage-backed	-	558,397	-	558,397
Collateralized mortgage obligations	-	617,999	-	617,999
Corporate	-	54,752	-	54,752
Total AFS securities	$117,635	$1,545,062	$-	$1,662,697
Equity securities	31,554	1,000	-	32,554
Derivatives	-	49,486	-	49,486
Total	$149,189	$1,595,548	$-	$1,744,737

Liabilities:
Derivatives	$-	$49,088	$-	$49,088
Total	$-	$49,088	$-	$49,088

(In thousands)	Level 1	Level 2	Level 3	December 31, 2021
Assets:
AFS securities
U.S. treasury	$73,069	$-	$-	$73,069
Federal agency	-	239,931	-	239,931
State & municipal	-	94,088	-	94,088
Mortgage-backed	-	606,675	-	606,675
Collateralized mortgage obligations	-	621,595	-	621,595
Corporate	-	52,003	-	52,003
Total AFS securities	$73,069	$1,614,292	$-	$1,687,361
Equity securities	32,550	1,000	-	33,550
Derivatives	-	60,625	-	60,625
Total	$105,619	$1,675,917	$-	$1,781,536

Liabilities:
Derivatives	$-	$60,263	$-	$60,263
Total	$-	$60,263	$-	$60,263

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans and HTM securities. The non-recurring fair value measurements recorded during the three month period ended March 31, 2022 and the year ended December 31, 2021 were related to impaired loans and write-downs of other real estate owned. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

As of March 31, 2022, the Company had collateral dependent individually evaluated loans with a carrying value of $9.9 million, which had no estimated allowance for credit loss. As of December 31, 2021, the Company had collateral dependent individually evaluated loans with a carrying value of $10.2 million, which had no estimated allowance for credit loss.

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

		March 31, 2022		December 31, 2021
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$895,005	$851,635	$733,210	$735,260
Net loans	3	7,560,089	7,611,744	7,407,289	7,530,768
Financial liabilities:
Time deposits	2	$487,977	$480,294	$501,472	$500,717
Long-term debt	2	13,971	13,983	13,995	14,260
Subordinated debt	1	100,000	102,218	100,000	107,402
Junior subordinated debt	2	101,196	102,624	101,196	107,569

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $2.2 billion at March 31, 2022 and $2.3 billion at December 31, 2021.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $54.5 million at March 31, 2022 and $55.1 million at December 31, 2021. As of March 31, 2022 and December 31, 2021, the fair value of the Company’s standby letters of credit was not significant.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021 for an understanding of the following discussion and analysis. Operating results for the three month period ending March 31, 2022 are not necessarily indicative of the results of the full year ending December 31, 2022 or any future period.

Forward-Looking Statements

Certain statements in this filing and future filings by the NBT Bancorp Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war, including international military conflicts, or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, Economic Growth, Regulatory Relief, Consumer Protection Act of 2018, Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and other legislative and regulatory responses to the coronavirus (“COVID-19”) pandemic; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; (20) the adverse impact on the U.S. economy, including the markets in which we operate, of the COVID-19 global pandemic; and (21) the Company’s success at managing the risks involved in the foregoing items.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company, its customers and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, treatment developments, public adoption rates of COVID-19 vaccines, including booster shots, and their effectiveness against emerging variants of COVID-19, the impact of the COVID-19 pandemic on the Company’s customers and demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, national and local economic activity, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2021 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

Critical Accounting Policies and Estimates

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings.

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

The Company is subject to examinations from various taxing authorities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. Quarterly, a review of income tax expense and the carrying value of deferred tax assets and liabilities is performed and balances are adjusted as appropriate. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Although management believes that the assumptions and judgments used to record tax-related assets or liabilities have been reasonable and appropriate, actual results could differ and we may be exposed to losses or gains that could be material. Should tax laws change or the taxing authorities during their examinations determine that their assumptions differ from management’s and we do not prevail in a dispute over interpretations of tax laws, an adjustment may be required which could have a material effect on the Company’s results of operations.

The Company’s policies on the CECL method for allowance for credit losses, pension accounting and provision for income taxes are disclosed in Note 1 to the consolidated financial statements presented in our 2021 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2021 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported. Refer to Note 3 to the unaudited interim consolidated finance statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The Company’s results in 2022 and 2021 have been impacted by the COVID-19 pandemic and the CECL accounting methodology, including the estimated impact of the COVID-19 pandemic on expected credit losses. The following information should be considered in connection with the Company’s results for the three months ended March 31, 2022:

●	net income for the three months ended March 31, 2022 was $39.1 million, up $1.8 million from the fourth quarter of 2021 and down $0.7 million from the first quarter of 2021;
●	diluted earnings per share of $0.90 for the three months ended March 31, 2022, up $0.04 from the fourth quarter of 2021 and down $0.01 from the first quarter of 2021;
●
noninterest income for the three months ended March 31, 2022 was $42.7 million, up $1.5 million from the fourth quarter of 2021 and up $5.6 million from the first quarter of 2021; represents 35% of total revenues;

●	period end loans were $7.6 billion, up 8%, annualized, from December 31, 2021 (11% excluding Paycheck Protection Program (“PPP”) loans);
●	strong credit quality metrics including net charge-offs to average loans of 0.14% annualized, and allowance for loan losses to total loans at 1.18%;
●	book value per share of $27.96 at March 31, 2022; tangible book value per share(1) was $21.25 at March 31, 2022, $22.26 at December 31, 2021 and $20.71 at March 31, 2021.

(1) Non-GAAP measure - Refer to non-GAAP reconciliation below.

COVID-19 Pandemic

The COVID-19 pandemic and countermeasures taken to contain its spread have caused economic and financial disruptions globally. The impact of the COVID-19 pandemic on the Company’s results of operations and the ultimate effect of the pandemic will depend on numerous factors that are highly uncertain, including how long restrictions for business and individuals will last, further information around the severity of the virus and any variants, additional actions taken by federal, state and local governments to contain and treat COVID-19 and what, if any, additional government relief will be provided. The expected impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has not fully manifested. The pandemic appears to be slowly receding, and thus becoming less disruptive on the Company's business, financial condition, results of operations, and its clients as of March 31, 2022. However, economic uncertainty remains high and volatility is expected to continue in 2022. The Company believes its historically strong underwriting practices, diverse and granular portfolios and geographic footprint will help to mitigate any adverse impact to the Company.

The Company has participated in the Small Business Administration’s (“SBA”) PPP, a loan guarantee program created under the CARES Act and the Consolidated Appropriation Act targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the SBA, whose guarantee is backed by the full faith and credit of the United States government. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes.

The Company processed approximately 6,100 loans totaling $835 million in relief. The Company is supporting the forgiveness process under the PPP with online resources, educational webinars and a partnership with a certified public accounting firm. As of March 31, 2022, the Company has received payment from the SBA on 5,479 of our loans totaling $754 million and total forgiveness and paydown is equal to 94% of the original balance.

Results of Operations

The Company reported net income of $39.1 million for the three months ended March 31, 2022, up $1.8 million from the fourth quarter of 2021 and down $0.7 million from the first quarter of 2021. Net interest income was $80.3 million for the three months ended March 31, 2022, down $4.8 million, or 5.7%, from the fourth quarter of 2021 and up $1.3 million or 1.6% from the first quarter of 2021. Average interest-earning assets were up $71.9 million, or 0.7%, from the prior quarter and grew $0.9 billion, or 9.3%, from the first quarter of 2021. The provision for loan losses was $0.6 million for the three months ended March 31, 2022, as compared with $3.1 million in the fourth quarter of 2021 and a net benefit of $2.8 million in the first quarter of 2021.

The following table sets forth certain financial highlights:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Performance:
Diluted earnings per share	$0.90	$0.86	$0.91
Return on average assets(2)	1.32%	1.23%	1.46%
Return on average equity(2)	12.78%	11.89%	13.57%
Return on average tangible common equity(2)	16.87%	15.70%	18.24%
Net interest margin, fully taxable equivalent (“FTE”)(2)	2.95%	3.08%	3.17%
Capital:
Equity to assets	9.90%	10.41%	10.32%
Tangible equity ratio	7.70%	8.20%	8.00%
Book value per share	$27.96	$28.97	$27.43
Tangible book value per share	$21.25	$22.26	$20.71
Leverage ratio	9.52%	9.41%	9.60%
Common equity tier 1 capital ratio	12.23%	12.25%	12.13%
Tier 1 capital ratio	13.39%	13.43%	13.38%
Total risk-based capital ratio	15.64%	15.73%	15.92%

The following tables provide non-GAAP reconciliations:

	Three Months Ended
(In thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Net income	$39,126	$37,310	$39,846
Amortization of intangible assets (net of tax)	477	488	609
Net income, excluding intangible amortization	$39,603	$37,798	$40,455
Average stockholders’ equity	$1,241,188	$1,244,751	$1,191,280
Less: average goodwill and other intangibles	289,218	289,834	291,921
Average tangible common equity	$951,970	$954,917	$899,359
Return on average tangible common equity(2)	16.87%	15.70%	18.24%

	Three Months Ended
(In thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Stockholder’s equity	$1,202,250	$1,250,453	$1,190,981
Intangibles	288,832	289,468	291,464
Assets	$12,147,833	$12,012,111	$11,537,253
Tangible equity ratio	7.70%	8.20%	8.00%

	Three Months Ended
(In thousands, except share and per share data)	March 31, 2022	December 31, 2021	March 31, 2021
Stockholder’s equity	$1,202,250	$1,250,453	$1,190,981
Intangibles	288,832	289,468	291,464
Tangible equity	$913,418	$960,985	$899,517
Diluted common shares outstanding	42,992	43,168	43,425
Tangible book value	$21.25	$22.26	$20.71

(2) Annualized.

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

Net interest income was $80.3 million for the first quarter of 2022, down $4.8 million, or 5.7%, from the previous quarter. PPP loan interest and fees recognized into interest income for the three months ended March 31, 2022 was $2.0 million compared to $7.5 million for the previous quarter. The FTE net interest margin was 2.95% for the three months ended March 31, 2022, a decrease of 13 bps from the previous quarter. Interest income decreased $5.1 million, or 5.7%, as the yield on average interest-earning assets decreased 14 bps from the prior quarter to 3.09%, while average interest-earning assets of $11.1 billion increased $71.9 million from the prior quarter, primarily due to an increase in average investment securities partly offset by a decrease in short-term interest-bearing accounts (“excess liquidity”). Interest expense was down $0.3 million, or 6.6%, as the cost of interest-bearing liabilities decreased 1 bps to 0.23% for the quarter ended March 31, 2022, driven by interest-bearing deposit costs decreasing 2 bps.

Net interest income was $80.3 million for the first quarter of 2022, up $1.3 million, or 1.6%, from the first quarter of 2021. PPP loan interest and fees recognized into interest income for the three months ended March 31, 2022 was $2.0 million compared to $6.2 million for the three months ended March 31, 2021. The FTE net interest margin was 2.95% for the three months ended March 31, 2022, a decrease of 22 bps from the first quarter of 2021. Interest income decreased $0.1 million, or 0.1%, as the yield on average interest-earning assets decreased 29 bps from the same period in 2021 to 3.09%, while average interest-earning assets increased $0.9 billion, or 9.3%, from the first quarter of 2021, primarily due to excess liquidity and an increase in average investment securities. Interest expense decreased $1.4 million, or 26.7%, as the cost of interest-bearing liabilities decreased 11 bps to 0.23% for the quarter ended March 31, 2022, driven by interest-bearing deposit costs decreasing 10 bps.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	March 31, 2022			December 31, 2021			March 31, 2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$990,319	$403	0.17%	$1,145,794	$465	0.16%	$587,358	$136	0.09%
Securities taxable(1)	2,284,578	9,407	1.67%	2,081,796	8,251	1.57%	1,768,945	7,931	1.82%
Securities tax-exempt(1)(3)	258,513	1,172	1.84%	257,320	1,199	1.85%	184,842	1,259	2.76%
Federal Reserve Bank and FHLB stock	25,026	122	1.98%	25,149	174	2.74%	25,606	155	2.45%
Loans(2)(3)	7,530,674	73,382	3.95%	7,507,165	79,510	4.20%	7,574,337	75,131	4.02%
Total interest-earning assets	$11,089,110	$84,486	3.09%	$11,017,224	$89,599	3.23%	$10,141,088	$84,612	3.38%
Other assets	947,578			982,136			960,994
Total assets	$12,036,688			$11,999,360			$11,102,082

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,720,338	$1,022	0.15%	$2,678,477	$1,095	0.16%	$2,484,120	$1,391	0.23%
NOW deposit accounts	1,583,091	192	0.05%	1,551,846	207	0.05%	1,358,955	169	0.05%
Savings deposits	1,794,549	143	0.03%	1,725,004	204	0.05%	1,547,983	195	0.05%
Time deposits	494,632	485	0.40%	537,875	626	0.46%	615,343	1,417	0.93%
Total interest-bearing deposits	$6,592,610	$1,842	0.11%	$6,493,202	$2,132	0.13%	$6,006,401	$3,172	0.21%
Federal funds purchased	-	-	-	65	-	-	-	-	-
Repurchase agreements	72,768	16	0.09%	97,389	28	0.11%	109,904	44	0.16%
Short-term borrowings	-	-	-	1	-	-	5,278	26	2.00%
Long-term debt	13,979	87	2.52%	14,004	88	2.49%	19,913	124	2.53%
Subordinated debt	98,531	1,359	5.59%	98,422	1,360	5.48%	98,095	1,359	5.62%
Junior subordinated debt	101,196	549	2.20%	101,196	518	2.03%	101,196	530	2.12%
Total interest-bearing liabilities	$6,879,084	$3,853	0.23%	$6,804,279	$4,126	0.24%	$6,340,787	$5,255	0.34%
Demand deposits	3,710,124			3,719,070			3,319,024
Other liabilities	206,292			231,260			250,991
Stockholders’ equity	1,241,188			1,244,751			1,191,280
Total liabilities and stockholders’ equity	$12,036,688			$11,999,360			$11,102,082
Net interest income (FTE)		$80,633			$85,473			$79,357
Interest rate spread			2.86%			2.99%			3.04%
Net interest margin (FTE)			2.95%			3.08%			3.17%
Taxable equivalent adjustment		$285			$292			$302
Net interest income		$80,348			$85,181			$79,055

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended March 31,	Increase (Decrease) 2022 over 2021
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$127	$140	$267
Securities taxable	2,164	(688)	1,476
Securities tax-exempt	411	(498)	(87)
Federal Reserve Bank and FHLB stock	(3)	(30)	(33)
Loans	(431)	(1,318)	(1,749)
Total FTE interest income	$2,268	$(2,394)	$(126)
Money market deposit accounts	$123	$(492)	$(369)
NOW deposit accounts	27	(4)	23
Savings deposits	28	(80)	(52)
Time deposits	(237)	(695)	(932)
Repurchase agreements	(12)	(16)	(28)
Short-term borrowings	(13)	(13)	(26)
Long-term debt	(37)	-	(37)
Subordinated debt	6	(6)	-
Junior subordinated debt	-	19	19
Total FTE interest expense	$(115)	$(1,287)	$(1,402)
Change in FTE net interest income	$2,383	$(1,107)	$1,276

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2022	2021
Service charges on deposit accounts	$3,688	$3,027
Card services income	8,695	7,550
Retirement plan administration fees	13,279	10,098
Wealth management	8,640	7,910
Insurance services	3,788	3,461
Bank owned life insurance	1,654	1,381
Net securities (losses) gains	(179)	467
Other	3,094	3,144
Total noninterest income	$42,659	$37,038

Noninterest income for the three months ended March 31, 2022 was $42.7 million, up $1.5 million, or 3.8%, from the prior quarter and up $5.6 million, or 15.2%, from the first quarter of 2021. Excluding net securities (losses) gains, noninterest income for the three months ended March 31, 2022 was $42.8 million, up $1.7 million, or 4.2% from the prior quarter and up $6.3 million, or 17.1% from the first quarter of 2021. The increase from the prior quarter was primarily driven by an increase in retirement plan administration fees driven by higher activity-based fees, continued organic growth as well as the impact of positive equity market returns over the past year. The increase from the first quarter of 2021 was primarily due to an increase in retirement plan administration fees driven by higher activity-based fees, continued organic growth as well as the impact of positive equity market returns over the past year, higher wealth management fees aided by market performance and additional new customers, higher card services income due to increased volume and higher per transaction rates and higher service charges on deposit accounts as the volume of transactions has normalized to near pre-pandemic levels.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2022	2021
Salaries and employee benefits	$45,508	$41,601
Technology and data services	8,547	8,892
Occupancy	6,793	6,889
Professional fees and outside services	4,276	3,589
Office supplies and postage	1,424	1,499
FDIC expenses	802	808
Advertising	654	451
Amortization of intangible assets	636	812
Loan collection and other real estate owned, net	384	590
Other	3,119	2,757
Total noninterest expense	$72,143	$67,888

Noninterest expense for the three months ended March 31, 2022 was $72.1 million, down $3.0 million, or 3.9%, from the prior quarter and up $4.3 million, or 6.3%, from the first quarter of 2021. The decrease from the prior quarter was primarily driven by lower other expenses due principally to the seasonal timing of certain items, lower professional fees and outside services due to timing of cost associated with several digital and other technology-related initiatives, lower loan collection and other real estate owned due to the gain on the sale of a property in the first quarter of 2022 and a write-down of a property in the prior quarter. The decrease from the prior quarter was partly offset by the increase in salaries and employee benefits due to seasonally higher payroll taxes and stock-based compensation expenses, partly offset by two less payroll days. The increase from the first quarter of 2021 was due to higher salaries and employee benefits due to increased salaries and wages including merit pay increases and higher levels of incentive compensation and higher professional fees and outside services due to timing of cost associated with several digital and other technology-related initiatives.

Income Taxes

Income tax expense for the three months ended March 31, 2022 was $11.1 million, up $0.4 million from the prior quarter and comparable to the first quarter of 2021. The effective tax rate was 22.2% for the first quarter of 2022 compared to 22.4% for the fourth quarter of 2021 and 21.9% for the first quarter of 2021.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $136.1 million, or 5.5%, from December 31, 2021 to March 31, 2022. The securities portfolio represents 21.3% of total assets as of March 31, 2022 as compared to 20.4% of total assets as of December 31, 2021.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2022	December 31, 2021
Mortgage-backed securities:
With maturities 15 years or less	15%	18%
With maturities greater than 15 years	12%	8%
Collateral mortgage obligations	34%	34%
Municipal securities	16%	17%
U.S. agency notes	20%	20%
Corporate	2%	2%
Equity securities	1%	1%
Total	100%	100%

The Company’s mortgage-backed securities, U.S. agency notes and collateralized mortgage obligations are all guaranteed by Fannie Mae, Freddie Mac, the Federal Home Loan Bank, Federal Farm Credit Banks or Ginnie Mae (“GNMA”). GNMA securities are considered similar in credit quality to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio.

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated follows:

(In thousands)	March 31, 2022	December 31, 2021
Commercial	$1,214,834	$1,155,240
Commercial real estate	2,709,611	2,655,367
Paycheck protection program	50,977	101,222
Residential real estate	1,584,551	1,571,232
Indirect auto	890,643	859,454
Specialty lending	835,546	778,291
Home equity	319,180	330,357
Other consumer	44,484	47,296
Total loans	$7,649,826	$7,498,459

(1) Loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans increased by $151.4 million, or 8.2% annualized, from December 31, 2021 to March 31, 2022. Total PPP loans as of March 31, 2022 were $51.0 million (net of unamortized fees). The following PPP loan activity occurred during three months ended March 31, 2022; there were no PPP loan originations, $48.4 million of loans forgiven and $2.0 million of interest and fees recognized into interest income. Excluding PPP loans, period end loans increased $201.6 million from December 31, 2021. Commercial and industrial loans increased $59.6 million to $1.2 billion; commercial real estate loans increased $54.2 million to $2.7 billion; and total consumer loans increased $87.8 million to $3.7 billion. Total loans represent approximately 63.0% of assets as of March 31, 2022, as compared to 62.4% as of December 31, 2021.

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

Additional information about our Allowance for Loan Losses is included in Note 5 to the consolidated financial statements. The Company’s management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

The allowance for credit losses totaled $90.0 million at March 31, 2022, compared to $92.0 million at December 31, 2021 and $105.0 million at March 31, 2021. The allowance for credit losses as a percentage of loans was 1.18% (1.18% excluding PPP loans) at March 31, 2022, compared to 1.23% (1.24% excluding PPP loans) at December 31, 2021 and 1.38% (1.48% excluding PPP loans) at March 31, 2021. The allowance for credit losses was 324.25% of nonperforming loans at March 31, 2022, compared to 280.98% at December 31, 2021 and 230.50% at March 31, 2021. The allowance for credit losses was 348.68% of nonaccrual loans at March 31, 2022, compared to 303.78% of nonaccrual loans at December 31, 2021 and compared to 241.94% at March 31, 2021. The decrease in allowance for credit losses from December 31, 2021 and March 31, 2021 to March 31, 2022 was primarily due to the improved economic conditions in the CECL forecast, partly offset by providing for the increase in loan balances.

The provision for loan losses was $0.6 million for three months ended March 31, 2022, compared to $3.1 million in the prior quarter and a net benefit of $2.8 million for the same period in the prior year. Provision expense decreased from the prior quarter due to reductions in the reserve due to improved economic conditions in the CECL forecast, partly offset by providing for the increase in loan balances and a decline in net charge-offs in the current quarter. Provision expense increased from the same period in the prior year due primarily to the stable economic condition forecast in the current quarter as compared to improvements in the significantly deteriorated economic conditions that took place at the end of first quarter in 2020 due to COVID-19.

Net charge-offs totaled $2.6 million during the three months ended March 31, 2022, compared to net charge-offs of $4.1 million during the fourth quarter of 2021 and $2.2 million in the first quarter of 2021. Net charge-offs to average loans was 14 bps for the three months ended March 31, 2022, compared to 22 bps for the fourth quarter of 2021 and 12 bps for the three months ended March 31, 2021.

As of March 31, 2022, the unfunded commitment reserve totaled $4.8 million, compared to $5.1 million as of December 31, 2021 and $5.9 million as of March 31, 2021.

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

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$15,505	60%	$15,942	53%
Residential	5,530	22%	8,862	29%
Consumer	1,906	7%	1,511	5%
Troubled debt restructured loans	2,871	11%	3,970	13%
Total nonaccrual loans	$25,812	100%	$30,285	100%

Loans over 90 days past due and still accruing:
Commercial	$-	-	$-	-
Residential	562	29%	808	33%
Consumer	1,382	71%	1,650	67%
Total loans over 90 days past due and still accruing	$1,944	100%	$2,458	100%

Total nonperforming loans	$27,756		$32,743
OREO	-		167
Total nonperforming assets	$27,756		$32,910

Total nonaccrual loans to total loans	0.34%		0.40%
Total nonperforming loans to total loans	0.36%		0.44%
Total nonperforming assets to total assets	0.23%		0.27%
Total allowance for loan losses to total nonperforming loans	324.25%		280.98%
Total allowance for loan losses to nonaccrual loans	348.68%		303.78%

Total nonperforming assets were $27.8 million at March 31, 2022, compared to $32.9 million at December 31, 2021 and $46.9 million at March 31, 2021. Nonperforming loans at March 31, 2022 were $27.8 million, or 0.36% of total loans (0.37% excluding PPP loan originations), compared with $32.7 million, or 0.44% of total loans (0.44% excluding PPP loan originations) at December 31, 2021 and $45.6 million, or 0.60% of total loans (0.64% excluding PPP loan originations) at March 31, 2021. The decrease in nonperforming loans primarily resulted from a reduction in commercial and residential mortgage nonaccrual loans. Total nonaccrual loans were $25.8 million or 0.33% of total loans at March 31, 2022, compared to $30.3 million or 0.40% of total loans at December 31, 2021 and compared to $43.4 million or 0.57% of total loans at March 31, 2021. Past due loans as a percentage of total loans was 0.24% at March 31, 2022 (0.25% excluding PPP loan originations), down from 0.29% at December 31, 2021 (0.29% excluding PPP loan originations) and up slightly from 0.22% at March 31, 2021 (0.23% excluding PPP loan originations).

In addition to nonperforming loans discussed above, the Company has also identified approximately $66.7 million in potential problem loans at March 31, 2022 as compared to $74.9 million at December 31, 2021 and $136.7 million at March 31, 2021. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” The decrease in potential problem loans from March 31, 2021 is primarily due to the improved economic conditions which resulted in loans coming off deferral and returning to payment. Higher risk industries include entertainment, restaurants, retail, healthcare and accommodations. As of March 31, 2022, 8.8% of the Company’s outstanding loans were in higher risk industries due to the COVID-19 pandemic. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $10.5 billion at March 31, 2022, up $227.2 million, or 2.2%, from December 31, 2021. Total average deposits increased $1.0 billion, or 10.5%, from the same period last year. The growth was driven primarily by an increase of $391.1 million, or 11.8%, in demand deposits, combined with an increase in interest-bearing deposits of $586.2 million, or 9.8%, due to growth in money market deposit account (“MMDA”), NOW deposit account and savings deposit accounts, partly offset by a decrease in time accounts. The high rate of deposit growth was primarily due to funding of PPP loans and various government support programs.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $65.0 million at March 31, 2022 compared to $97.8 million at December 31, 2021. Long-term debt was $14.0 million at March 31, 2022 and December 31, 2021.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost, which is being amortized on a straight-line basis, was $2.2 million. As of March 31, 2022 and December 31, 2021 the subordinated debt net of unamortized issuance costs was $98.6 million and $98.5 million, respectively.

Capital Resources

Stockholders’ equity of $1.2 billion represented 9.90% of total assets at March 31, 2022 compared with $1.3 billion, or 10.41% of total assets, as of December 31, 2021. Stockholders’ equity decreased $48.2 million from December 31, 2021 as net income of $39.1 million for the three months ending March 31, 2022 was offset by a decrease in accumulated other comprehensive income of $68.0 million due to the change in the market value of securities available for sale, dividends declared of $12.1 million during the period and repurchase of common stock of $8.2 million. The deferred tax asset related to the unrealized losses in investment securities decreased $22.8 million from December 31, 2021.

The Company purchased 217,100 shares of its common stock during the first quarter of 2022 at an average price of $37.55 per share under its previously announced share repurchase program. As of March 31, 2022, there were 1,782,900 shares available for repurchase under this plan authorized on December 20, 2021 and set to expire on December 31, 2023.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2022 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	March 31, 2022	December 31, 2021
Tier 1 leverage ratio	9.52%	9.41%
Common equity tier 1 capital ratio	12.23%	12.25%
Tier 1 capital ratio	13.39%	13.43%
Total risk-based capital ratio	15.64%	15.73%
Cash dividends as a percentage of net income	30.88%	30.82%
Per common share:
Book value	$27.96	$28.97
Tangible book value (1)	$21.25	$22.26
Tangible equity ratio (2)	7.70%	8.20%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets rolling over at lower yields while interest-bearing liabilities remain at or near their floors. In the rising rate scenarios, net interest income is projected to experience a modest increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the +200/+100/-50 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2022 balance sheet position:

Interest Rate Sensitivity Analysis

Change in interest rates (in basis points)	Percent change in net interest income
+200	5.64%
+100	3.07%
-50	(1.53%)

The Company anticipates that the trajectory of net interest income will depend significantly on the timing and path of the recovery from the recent economic downturn, related inflationary pressures and FOMC monetary policy. In response to the economic impact of the pandemic, the federal funds rate was reduced by 150 bps in March 2020, term interest rates fell sharply across the yield curve and the Company reduced deposit rates.  Inflationary pressures have resulted in a higher overall yield curve and expectations for material increases to short term interest rates. With deposit rates near their historic lows, the Company will focus on managing deposit expense in a rising rate environment while allowing assets to reprice upward.  It is important to note that the current competitive lending environment may limit the Company’s ability to increase asset yields commensurate with relative interest rates.

Liquidity Risk

Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments or may become unduly reliant on alternate funding sources. The objective of liquidity management is to ensure the Company can fund balance sheet growth, meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. ALCO is responsible for liquidity management and has developed guidelines, which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies, regular monitoring of liquidity and testing of the contingent liquidity plan. Requirements change as loans grow, deposits and securities mature and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, the housing market, general and local economic conditions, and competition in the marketplace. Management continually monitors marketplace trends to identify patterns that might improve the predictability of the timing of deposit flows or asset prepayments.

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At March 31, 2022, the Company’s Basic Surplus measurement was 25.3% of total assets or approximately $3.1 billion as compared to the December 31, 2021 Basic Surplus of 28.5% or $3.4 billion, and was above the Company’s minimum of 5% (calculated at $607.4 million and $600.6 million, of period end total assets at March 31, 2022 and December 31, 2021, respectively) set forth in its liquidity policies.

At March 31, 2022 and December 31, 2021, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $14.0 million. At March 31, 2022 and December 31, 2021, the Bank had $8.0 million and $81.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.8 billion at March 31, 2022 and $1.7 billion at December 31, 2021. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $827.0 million and $999.1 million at March 31, 2022 and December 31, 2021, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.1 billion at March 31, 2022 and $2.0 billion at December 31, 2021. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans as collateral. At March 31, 2022 and December 31, 2021, the Bank had the capacity to borrow $574.2 million and $580.8 million, respectively, from this program. The Company’s internal policies authorize borrowings up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $3.0 billion at March 31, 2022 and $2.9 billion at December 31, 2021.

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

At March 31, 2022, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is depleted, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At March 31, 2022, approximately $109.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, except as described in the Company’s 2021 Annual Report on Form 10-K.

Item 1A – RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A of our 2021 Annual Report on Form 10-K.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
1/1/22 - 1/31/22	30,258	$37.95	30,258	1,969,742
2/1/22 - 2/28/22	50,732	37.34	50,732	1,919,010
3/1/22 - 3/31/22	136,110	37.54	136,110	1,782,900
Total	217,100	$37.55	217,100	1,782,900

(1) The Company purchased 217,100 shares of its common stock during the first quarter of 2022 at an average price of $37.55 per share under its previously announced share repurchase program. As of March 31, 2022, there were 1,782,900 shares available for repurchase under this plan announced on December 20, 2021 and set to expire on December 31, 2023.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of May 2022.

NBT BANCORP INC.

By:	/s/ Scott A. Kingsley
Scott A. Kingsley
Executive Vice President
Chief Financial Officer