Form 10-Q
period 2022-06-30
NBT BANCORP INC
filed 2022-08-08
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022.

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

As of July 29, 2022, there were 42,838,910 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended June 30, 2022

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2022	2021
(In thousands, except share and per share data)
Assets
Cash and due from banks	$195,023	$157,775
Short-term interest-bearing accounts	328,593	1,111,296
Equity securities, at fair value	29,974	33,550
Securities available for sale, at fair value	1,619,356	1,687,361
Securities held to maturity (fair value $864,234 and $735,260, respectively)	936,512	733,210
Federal Reserve and Federal Home Loan Bank stock	24,893	25,098
Loans held for sale	128	830
Loans	7,777,681	7,498,459
Less allowance for loan losses	93,600	92,000
Net loans	$7,684,081	$7,406,459
Premises and equipment, net	69,426	72,093
Goodwill	281,112	280,541
Intangible assets, net	8,147	8,927
Bank owned life insurance	230,390	228,238
Other assets	312,824	266,733
Total assets	$11,720,459	$12,012,111
Liabilities
Demand (noninterest bearing)	$3,717,899	$3,689,556
Savings, NOW and money market	5,845,045	6,043,441
Time	465,764	501,472
Total deposits	$10,028,708	$10,234,469
Short-term borrowings	62,545	97,795
Long-term debt	3,347	13,995
Subordinated debt, net	98,708	98,490
Junior subordinated debt	101,196	101,196
Other liabilities	237,399	215,713
Total liabilities	$10,531,903	$10,761,658
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2022 and December 31, 2021	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at June 30, 2022 and December 31, 2021; issued 49,651,493 at June 30, 2022 and December 31, 2021	497	497
Additional paid-in-capital	577,345	576,976
Retained earnings	909,029	856,203
Accumulated other comprehensive loss	(124,781)	(23,344)
Common stock in treasury, at cost, 6,815,087 and 6,483,481 shares at June 30, 2022 and December 31, 2021, respectively	(173,534)	(159,879)
Total stockholders’ equity	$1,188,556	$1,250,453
Total liabilities and stockholders’ equity	$11,720,459	$12,012,111

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$78,539	$74,795	$151,882	$149,888
Securities available for sale	7,317	5,762	14,157	11,306
Securities held to maturity	4,185	3,096	7,678	6,478
Other	1,442	391	1,967	682
Total interest, fee and dividend income	$91,483	$84,044	$175,684	$168,354
Interest expense
Deposits	$1,756	$2,862	$3,598	$6,034
Short-term borrowings	13	32	29	102
Long-term debt	33	88	120	212
Subordinated debt	1,359	1,359	2,718	2,718
Junior subordinated debt	737	525	1,286	1,055
Total interest expense	$3,898	$4,866	$7,751	$10,121
Net interest income	$87,585	$79,178	$167,933	$158,233
Provision for loan losses	4,390	(5,216)	4,986	(8,012)
Net interest income after provision for loan losses	$83,195	$84,394	$162,947	$166,245
Noninterest income
Service charges on deposit accounts	$3,763	$3,028	$7,451	$6,055
Card services income	9,751	9,184	18,446	16,733
Retirement plan administration fees	12,676	9,779	25,955	19,877
Wealth management	8,252	8,406	16,892	16,316
Insurance services	3,578	3,508	7,366	6,969
Bank owned life insurance income	1,411	1,659	3,065	3,040
Net securities (losses) gains	(587)	201	(766)	668
Other	2,812	3,551	5,906	6,696
Total noninterest income	$41,656	$39,316	$84,315	$76,354
Noninterest expense
Salaries and employee benefits	$46,716	$42,671	$92,224	$84,272
Technology and data services	8,945	8,841	17,492	17,733
Occupancy	6,487	6,370	13,280	13,259
Professional fees and outside services	3,906	4,030	8,182	7,619
Office supplies and postage	1,548	1,615	2,972	3,114
FDIC expense	810	663	1,612	1,471
Advertising	730	468	1,384	919
Amortization of intangible assets	545	682	1,181	1,494
Loan collection and other real estate owned, net	757	663	1,141	1,253
Other	5,675	5,416	8,794	8,173
Total noninterest expense	$76,119	$71,419	$148,262	$139,307
Income before income tax expense	$48,732	$52,291	$99,000	$103,292
Income tax expense	10,957	11,995	22,099	23,150
Net income	$37,775	$40,296	$76,901	$80,142
Earnings per share
Basic	$0.88	$0.93	$1.79	$1.84
Diluted	$0.88	$0.92	$1.78	$1.83

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In thousands)
Net income	$37,775	$40,296	$76,901	$80,142
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(44,860)	$9,408	$(135,890)	$(13,903)
Tax effect	11,215	(2,352)	33,973	3,475
Unrealized net holding (losses) gains arising during the period, net	$(33,645)	$7,056	$(101,917)	$(10,428)

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$131	$143	$268	$285
Tax effect	(32)	(36)	(67)	(71)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$99	$107	$201	$214

Total securities available for sale, net	$(33,546)	$7,163	$(101,716)	$(10,214)

Cash flow hedges:
Reclassification of net unrealized losses on cash flow hedges to interest expense, gross	$-	$-	$-	$21
Tax effect	-	-	-	(5)
Reclassification of net unrealized losses on cash flow hedges to interest expense, net	$-	$-	$-	$16

Total cash flow hedges, net	$-	$-	$-	$16

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$186	$326	$372	$652
Tax effect	(46)	(82)	(93)	(163)
Amortization of prior service cost and actuarial losses, net	$140	$244	$279	$489

Total pension and other benefits, net	$140	$244	$279	$489

Total other comprehensive (loss) income	$(33,406)	$7,407	$(101,437)	$(9,709)
Comprehensive income (loss)	$4,369	$47,703	$(24,536)	$70,433

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at March 31, 2022	$497	$577,374	$883,246	$(91,375)	$(167,492)	$1,202,250
Net income	-	-	37,775	-	-	37,775
Cash dividends - $0.28 per share	-	-	(11,992)	-	-	(11,992)
Purchase of 182,900 treasury shares	-	-	-	-	(6,561)	(6,561)
Net issuance of 26,983 shares to employee and other stock plans	-	(836)	-	-	519	(317)
Stock-based compensation	-	807	-	-	-	807
Other comprehensive (loss)	-	-	-	(33,406)	-	(33,406)
Balance at June 30, 2022	$497	$577,345	$909,029	$(124,781)	$(173,534)	$1,188,556

Balance at March 31, 2021	$497	$578,597	$777,170	$(16,699)	$(148,584)	$1,190,981
Net income	-	-	40,296	-	-	40,296
Cash dividends - $0.27 per share	-	-	(11,744)	-	-	(11,744)
Purchase of 23,627 treasury shares	-	-	-	-	(851)	(851)
Net issuance of 53,788 shares to employee and other stock plans	-	(2,453)	-	-	832	(1,621)
Stock-based compensation	-	588	-	-	-	588
Other comprehensive income	-	-	-	7,407	-	7,407
Balance at June 30, 2021	$497	$576,732	$805,722	$(9,292)	$(148,603)	$1,225,056

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2021	$497	$576,976	$856,203	$(23,344)	$(159,879)	$1,250,453
Net income	-	-	76,901	-	-	76,901
Cash dividends - $0.56 per share	-	-	(24,075)	-	-	(24,075)
Purchase of 400,000 treasury shares	-	-	-	-	(14,713)	(14,713)
Net issuance of 68,394 shares to employee and other stock plans	-	(2,910)	-	-	1,058	(1,852)
Stock-based compensation	-	3,279	-	-	-	3,279
Other comprehensive (loss)	-	-	-	(101,437)	-	(101,437)
Balance at June 30, 2022	$497	$577,345	$909,029	$(124,781)	$(173,534)	$1,188,556

Balance at December 31, 2020	$497	$578,082	$749,056	$417	$(140,434)	$1,187,618
Net income	-	-	80,142	-	-	80,142
Cash dividends - $0.54 per share	-	-	(23,476)	-	-	(23,476)
Purchase of 280,658 treasury shares	-	-	-	-	(9,871)	(9,871)
Net issuance of 106,927 shares to employee and other stock plans	-	(4,606)	-	-	1,702	(2,904)
Stock-based compensation	-	3,256	-	-	-	3,256
Other comprehensive (loss)	-	-	-	(9,709)	-	(9,709)
Balance at June 30, 2021	$497	$576,732	$805,722	$(9,292)	$(148,603)	$1,225,056

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2022	2021
(In thousands)
Operating activities
Net income	$76,901	$80,142
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,986	(8,012)
Depreciation and amortization of premises and equipment	5,003	4,921
Net amortization on securities	1,927	3,049
Amortization of intangible assets	1,181	1,494
Amortization of operating lease right-of-use assets	3,341	3,613
Excess tax benefit on stock-based compensation	(176)	(322)
Stock-based compensation expense	3,279	3,256
Bank owned life insurance income	(3,065)	(3,040)
Amortization of subordinated debt issuance costs	218	219
Proceeds from sale of loans held for sale	2,728	28,667
Originations of loans held for sale	(2,139)	(28,792)
Net gains on sale of loans held for sale	(78)	(160)
Net security losses (gains)	766	(668)
Net gains on sale of other real estate owned	(259)	(19)
Net change in other assets and other liabilities	8,127	11,339
Net cash provided by operating activities	$102,740	$95,687
Investing activities
Net cash used in acquisitions	$(477)	$-
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	133,012	216,468
Purchases	(201,985)	(418,915)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	109,956	110,328
Purchases	(313,825)	(116,360)
Equity securities:
Proceeds from calls	-	1,000
Other:
Net increase in loans	(282,417)	(22,270)
Proceeds from Federal Home Loan Bank stock redemption	572	2,352
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(367)	(131)
Proceeds from settlement of bank owned life insurance	913	2,967
Purchases of bank owned life insurance	-	(40,000)
Purchases of premises and equipment, net	(2,267)	(3,138)
Proceeds from sales of other real estate owned	426	719
Net cash used in investing activities	$(556,459)	$(266,980)
Financing activities
Net (decrease) increase in deposits	$(205,761)	$703,565
Net decrease in short-term borrowings	(35,250)	(77,788)
Repayments of long-term debt	(10,648)	(25,052)
Proceeds from the issuance of shares to employee and other stock plans	-	112
Cash paid by employer for tax-withholdings on stock issuance	(1,289)	(1,935)
Purchase of treasury stock	(14,713)	(9,871)
Cash dividends	(24,075)	(23,476)
Net cash (used in) provided by financing activities	$(291,736)	$565,555
Net (decrease) increase in cash and cash equivalents	$(745,455)	$394,262
Cash and cash equivalents at beginning of period	1,269,071	672,681
Cash and cash equivalents at end of period	$523,616	$1,066,943

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$8,452	$11,350
Income taxes paid, net of refund	24,203	28,004
Noncash investing activities:
Loans transferred to other real estate owned	$-	$40
Acquisitions:
Fair value of assets acquired	$429	$-

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2022

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

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central Connecticut. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly-owned subsidiaries: the Bank, NBT Financial and NBT Holdings. Collectively, NBT Bancorp Inc. and its subsidiaries are referred to herein as (the “Company”). In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation. The Company combined ATM and debit card fees with card related income previously reported in Other noninterest income which is now disclosed as Card services income. The Company reclassified Data processing and communications expense into Technology and data services expense. The Company reclassified Equipment expense into Occupancy expense and Technology and data services expense. The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

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

Accounting Standards Issued Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of Accounting Standards Codification 848 (“ASC 848”) and clarifies some of its guidance. ASU 2020-04 and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the London Interbank Offered Rate (“LIBOR”) or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to available for sale (“AFS”) or trading held to maturity (“HTM”) debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permit relief solely for reference rate reform actions and permit different elections over the effective date for legacy and new activity. The Company does not expect that the impact of adopting the new guidance on the consolidated financial statements will have a material impact on the consolidated financial statements.

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

4.	Securities

The amortized cost, estimated fair value and unrealized gains and losses of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2022
U.S. treasury	$122,569	$-	$7,392	$115,177
Federal agency	248,436	-	31,004	217,432
State & municipal	98,322	10	10,373	87,959
Mortgage-backed:
Government-sponsored enterprises	488,032	43	37,701	450,374
U.S. government agency securities	75,747	42	4,118	71,671
Collateralized mortgage obligations:
Government-sponsored enterprises	495,186	73	36,802	458,457
U.S. government agency securities	178,399	17	13,310	165,106
Corporate	56,000	-	2,820	53,180
Total AFS securities	$1,762,691	$185	$143,520	$1,619,356
As of December 31, 2021
U.S. treasury	$73,016	$59	$6	$73,069
Federal agency	248,454	-	8,523	239,931
State & municipal	95,531	116	1,559	94,088
Mortgage-backed:
Government-sponsored enterprises	538,036	8,036	5,589	540,483
U.S. government agency securities	65,339	1,108	255	66,192
Collateralized mortgage obligations:
Government-sponsored enterprises	484,550	2,723	5,113	482,160
U.S. government agency securities	139,380	939	884	139,435
Corporate	50,500	1,516	13	52,003
Total AFS securities	$1,694,806	$14,497	$21,942	$1,687,361

There was no allowance for credit losses on AFS securities as of June 30, 2022 and December 31, 2021.

During the three and six months ended June 30, 2022 and 2021 there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings.

The amortized cost, estimated fair value and unrealized gains and losses of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2022
Federal agency	$100,000	$-	$15,150	$84,850
Mortgage-backed:
Government-sponsored enterprises	261,323	-	26,711	234,612
U.S. government agency securities	7,416	9	104	7,321
Collateralized mortgage obligations:
Government-sponsored enterprises	209,232	478	6,049	203,661
U.S. government agency securities	70,335	16	5,955	64,396
State & municipal	288,206	66	18,878	269,394
Total HTM securities	$936,512	$569	$72,847	$864,234
As of December 31, 2021
Federal agency	$100,000	$-	$4,365	$95,635
Mortgage-backed:
Government-sponsored enterprises	161,462	2,232	1,319	162,375
U.S. government agency securities	9,112	514	-	9,626
Collateralized mortgage obligations:
Government-sponsored enterprises	94,342	1,932	129	96,145
U.S. government agency securities	44,473	336	674	44,135
State & municipal	323,821	5,026	1,503	327,344
Total HTM securities	$733,210	$10,040	$7,990	$735,260

At June 30, 2022 and December 31, 2021, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of June 30, 2022 and December 31, 2021 because the expectation of nonrepayment of the amortized cost is zero, except for state & municipal securities, which such expected losses are immaterial.

The Company recorded no gains from calls on HTM securities for the three months ended June 30, 2022 and 2021. Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $4 thousand and $15 thousand for the six months ended June 30, 2022 and 2021, respectively.

AFS and HTM securities with amortized costs totaling $1.7 billion at June 30, 2022 and $1.6 billion at December 31, 2021 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at June 30, 2022 and December 31, 2021, AFS and HTM securities with an amortized cost of $137.0 million and $162.1 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Three Months Ended June 30,
(In thousands)	2022	2021
Net (losses) and gains recognized on equity securities	$(587)	$201
Less: Net (losses) and gains recognized on equity securities sold during the period	-	-
Unrealized (losses) and gains recognized on equity securities still held	$(587)	$201

	Six Months Ended June 30,
(In thousands)	2022	2021
Net (losses) and gains recognized on equity securities	$(770)	$653
Less: Net (losses) and gains recognized on equity securities sold during the period	-	-
Unrealized (losses) and gains recognized on equity securities still held	$(770)	$653

As of June 30, 2022 and December 31, 2021, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of June 30, 2022 and 2021. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and six months ended June 30, 2022 and 2021.

The following table sets forth information with regard to contractual maturities of debt securities at June 30, 2022:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$994	$996
From one to five years	200,771	189,668
From five to ten years	756,482	689,296
After ten years	804,444	739,396
Total AFS debt securities	$1,762,691	$1,619,356
HTM debt securities:
Within one year	$62,615	$62,624
From one to five years	68,680	68,169
From five to ten years	291,880	268,047
After ten years	513,337	465,394
Total HTM debt securities	$936,512	$864,234

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2022 and December 31, 2021.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of June 30, 2022
AFS securities:
U.S. treasury	$115,177	$(7,392)	7	$-	$-	-	$115,177	$(7,392)	7
Federal agency	2,448	(398)	1	214,984	(30,606)	15	217,432	(31,004)	16
State & municipal	73,635	(8,489)	57	13,541	(1,884)	10	87,176	(10,373)	67
Mortgage-backed	347,683	(18,428)	139	172,189	(23,391)	19	519,872	(41,819)	158
Collateralized mortgage obligations	579,941	(45,744)	100	35,505	(4,368)	9	615,446	(50,112)	109
Corporate	53,180	(2,820)	16	-	-	-	53,180	(2,820)	16
Total securities with unrealized losses	$1,172,064	$(83,271)	320	$436,219	$(60,249)	53	$1,608,283	$(143,520)	373

HTM securities:
Federal agency	$-	$-	-	$84,850	$(15,150)	4	$84,850	$(15,150)	4
Mortgage-backed	241,782	(26,815)	33	-	-	-	241,782	(26,815)	33
Collateralized mortgage obligation	209,362	(12,004)	44	-	-	-	209,362	(12,004)	44
State & municipal	152,678	(14,041)	168	24,578	(4,837)	24	177,256	(18,878)	192
Total securities with unrealized losses	$603,822	$(52,860)	245	$109,428	$(19,987)	28	$713,250	$(72,847)	273

As of December 31, 2021
AFS securities:
U.S. treasury	$49,105	$(6)	2	$-	$-	-	$49,105	$(6)	2
Federal agency	41,618	(1,846)	4	198,313	(6,677)	12	239,931	(8,523)	16
State & municipal	87,515	(1,559)	61	-	-	-	87,515	(1,559)	61
Mortgage-backed	281,217	(4,319)	24	39,491	(1,525)	6	320,708	(5,844)	30
Collateralized mortgage obligations	341,673	(5,495)	34	15,774	(502)	4	357,447	(5,997)	38
Corporate	9,987	(13)	2	-	-	-	9,987	(13)	2
Total securities with unrealized losses	$811,115	$(13,238)	127	$253,578	$(8,704)	22	$1,064,693	$(21,942)	149

HTM securities:
Federal agency	$-	$-	-	$95,635	$(4,365)	4	$95,635	$(4,365)	4
Mortgage-backed	103,789	(1,319)	10	-	-	-	103,789	(1,319)	10
Collateralized mortgage obligations	54,612	(803)	6	-	-	-	54,612	(803)	6
State & municipal	52,783	(1,189)	40	8,950	(314)	10	61,733	(1,503)	50
Total securities with unrealized losses	$211,184	$(3,311)	56	$104,585	$(4,679)	14	$315,769	$(7,990)	70

The Company does not believe the AFS securities that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, which consisted of 373 and 149 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of June 30, 2022 and December 31, 2021, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $4.1 million at June 30, 2022 and $3.9 million at December 31, 2021 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of June 30, 2022 and December 31, 2021. There was no accrued interest reversed against interest income for the three and six months ended June 30, 2022 or the year ended December 31, 2021 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, 69% and 56%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2022 and December 31, 2021. The remaining HTM debt securities at June 30, 2022 and December 31, 2021 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the Current Expected Credit Losses (“CECL”) approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2022 and December 31, 2021. AIR on HTM debt securities totaled $3.2 million at June 30, 2022 and $2.7 million at December 31, 2021 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

5.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $93.6 million at June 30, 2022, compared to $92.0 million at December 31, 2021. The allowance for credit losses as a percentage of loans was 1.20% at June 30, 2022, compared to 1.23% at December 31, 2021.

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

The quantitative model as of June 30, 2022 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model, particularly significant unknowns relating to downside risks as of the measurement date. The baseline outlook reflected an unemployment rate environment initially at pre-coronavirus (“COVID-19”) pandemic levels of 3.8% but falling below pre-COVID-19 pandemic levels by the end of the forecast period to a low of 3.4%. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the third quarter of 2022 at about 9.5% and hover around 5% by the end of the forecast period. Other utilized economic variables worsened overall during the quarter, with outlooks for annualized growth in retail sales and business output declining from the prior quarter along with housing starts. Key assumptions in the baseline economic outlook included the containment of the European conflict to only Russia and Ukraine, further interest rate hikes by the Federal Reserve, and achievement of full employment by the end of 2022. The alternative downside scenario assumed deteriorated economic and pandemic related conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.2% in the second quarter of 2022 to a peak of 7.0% in the third quarter of 2023. The alternative upside scenario incorporated a more optimistic outlook than the baseline scenario, with an imminent return to full employment, with northeast unemployment declining to 2.9% by the end of the forecast period. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2022. At June 30, 2022, the weightings were 50%, 0%, and 50% for the baseline, upside, and downside economic forecasts, respectively. Additionally, qualitative adjustments were made for isolated model limitations related to modeled outputs given abnormally high retail sales and business output growth rates in prior quarters. These factors were considered through separate quantitative processes and incorporated into the estimate of current expected credit losses at June 30, 2022.

The quantitative model as of March 31, 2022 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model, particularly significant unknowns relating to downside risks as of the measurement date. The baseline outlook reflected an unemployment rate environment initially above pre-COVID-19 levels at 4.3% but falling below pre-coronavirus pandemic levels by the fourth quarter of the forecast period and to a low of 3.4%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the second quarter of 2022 at approximately 9% and hover around 5.5% by the middle and end of the forecast period. Other utilized economic variables either improved or remained relatively flat, with retail sales and business output remaining steady from the prior quarter and housing starts increasing from the prior quarter’s forecast. Key assumptions in the baseline economic outlook included continued abatement of COVID-19, the containment of the European conflict to only Russia and Ukraine, further increase of interest rates by the Federal Reserve, and achievement of full employment by the end of 2022. The alternative downside scenario assumed deteriorated economic and pandemic related conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.8% in the first quarter of 2022 to a peak of 7.15% in the second quarter of 2023. The alternative upside scenario incorporated a more optimistic outlook than the baseline scenario, with an imminent return to full employment with northeast unemployment declining to 2.99% by the end of the forecast period. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2022. At March 31, 2022, the weightings were 60%, 0% and 40% for the baseline, upside and downside economic forecasts, respectively. The Company also continued to monitor the level of criticized and classified loans in the first quarter of 2022 compared to the level contemplated by the model during similar, historical economic conditions, and determined that an adjustment was no longer required.

The quantitative model as of December 31, 2021 incorporated a baseline economic outlook along with alternative upside and downside scenarios sourced from a reputable third-party to accommodate other potential economic conditions in the model. The baseline outlook reflected an unemployment rate environment initially above pre-COVID-19 levels at 4.8% but falling below pre-COVID-19 levels by the end of the forecast period to 3.5%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the first quarter of 2022 at approximately 9% and hover around 5% by the middle and end of the forecast period. The alternative downside scenario assumed deteriorated economic and pandemic related conditions from the baseline outlook. Under this scenario, northeast unemployment rose from 5.7% in the fourth quarter of 2021 to a peak of 8% in the first quarter of 2023, remaining around or above 7% for the entire forecast period. The alternative upside scenario incorporated a more optimistic outlook than the baseline scenario, with a swift return to full employment by the second quarter of 2022 and with northeast unemployment moving down to 3.1% by the end of the forecast period. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2021. At December 31, 2021, the weightings were 60%, 10% and 30% for the baseline, upside and downside economic forecasts, respectively. Additional adjustments were made for COVID-19 related factors not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus in the second and third quarters of 2020, including direct payments to individuals, increased unemployment benefits, the Company’s loan deferral and modification initiatives and various government sponsored loan programs. The Company also continued to monitor the level of criticized and classified loans in the fourth quarter of 2021 compared to the level contemplated by the model during similar, historical economic conditions, and an adjustment was made to estimate potential additional losses above modeled losses. Additionally, qualitative adjustments were made for Moody’s baseline economic forecast to include impacts of the Build Back Better Act not passing by December 31, 2021 and to address potential economic deterioration due to Omicron, as well as isolated model limitations related to modeled outputs given abnormally high retail sales and business output growth rates in historical periods. These factors were considered through separate quantitative processes and incorporated into the estimate of current expected credit losses at December 31, 2021.

There were no loans purchased with credit deterioration during the six months ended June 30, 2022 or the year ended December 31, 2021. During 2022, the Company purchased $8.0 million of residential loans at a slight discount and $50.1 million in consumer loans at par. The allowance for credit losses recorded for these loans on the purchase date was $3.2 million. During 2021, the Company purchased $58.9 million of residential loans at a 2%-5% premium and $92.5 million in consumer loans at par. The allowance for credit losses recorded for these loans on the purchase date was $6.8 million. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $19.6 million at June 30, 2022 and $19.5 million at December 31, 2021 and there was no estimated allowance for credit losses related to AIR as of June 30, 2022 and December 31, 2021.

The following tables present the activity in the allowance for credit losses by portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of March 31, 2022	$28,557	$43,591	$17,852	$90,000
Charge-offs	(447)	(3,509)	(90)	(4,046)
Recoveries	837	2,117	302	3,256
Provision	3,411	2,741	(1,762)	4,390
Ending balance as of June 30, 2022	$32,358	$44,940	$16,302	$93,600

Balance as of March 31, 2021	$50,045	$34,580	$20,375	$105,000
Charge-offs	(389)	(3,271)	(349)	(4,009)
Recoveries	61	2,288	376	2,725
Provision	(5,526)	1,284	(974)	(5,216)
Ending balance as of June 30, 2021	$44,191	$34,881	$19,428	$98,500

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2021	$28,941	$44,253	$18,806	$92,000
Charge-offs	(1,035)	(7,100)	(402)	(8,537)
Recoveries	930	3,769	452	5,151
Provision	3,522	4,018	(2,554)	4,986
Ending balance as of June 30, 2022	$32,358	$44,940	$16,302	$93,600

Balance as of December 31, 2020	$50,942	$37,803	$21,255	$110,000
Charge-offs	(631)	(7,619)	(419)	(8,669)
Recoveries	179	4,363	639	5,181
Provision	(6,299)	334	(2,047)	(8,012)
Ending balance as of June 30, 2021	$44,191	$34,881	$19,428	$98,500

The increase in the allowance for credit losses from December 31, 2021 and March 31, 2022 to June 30, 2022 was due to an increase in loan balances, an additional specific reserve established during the second quarter and a modest deterioration in the economic forecast. The decrease in the allowance for credit losses from December 31, 2020 and March 31, 2021 to June 30, 2021 was primarily due to an improvement in the economic forecast.

Individually Evaluated Loans

As of June 30, 2022, there were five relationships identified to be evaluated for loss on an individual basis which, in aggregate, had an amortized cost basis of $9.3 million, with an allowance for credit loss of $0.8 million, which was deemed collateral dependent, and therefore determined by an estimate of the fair value of the collateral which consisted of business assets (accounts receivable, inventory, machinery and equipment). As of December 31, 2021, these same five relationships were identified to be evaluated for loss on an individual basis with an aggregate amortized cost basis of $10.2 million and no allowance for credit loss.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of June 30, 2022
Commercial loans:
C&I	$704	$5	$37	$746	$3,177	$1,248,962	$1,252,885
CRE	12,230	5	-	12,235	11,392	2,561,634	2,585,261
PPP	-	-	3	3	-	17,283	17,286
Total commercial loans	$12,934	$10	$40	$12,984	$14,569	$3,827,879	$3,855,432
Consumer loans:
Auto	$7,288	$1,317	$537	$9,142	$1,089	$896,532	$906,763
Other consumer	3,255	1,378	919	5,552	332	944,621	950,505
Total consumer loans	$10,543	$2,695	$1,456	$14,694	$1,421	$1,841,153	$1,857,268
Residential	$2,034	$772	$600	$3,406	$7,683	$2,053,892	$2,064,981
Total loans	$25,511	$3,477	$2,096	$31,084	$23,673	$7,722,924	$7,777,681

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2021
Commercial loans:
C&I	$622	$-	$-	$622	$3,618	$1,126,430	$1,130,670
CRE	1,219	132	-	1,351	12,726	2,550,910	2,564,987
PPP	-	-	-	-	-	101,222	101,222
Total commercial loans	$1,841	$132	$-	$1,973	$16,344	$3,778,562	$3,796,879
Consumer loans:
Auto	$6,911	$1,547	$545	$9,003	$1,295	$816,210	$826,508
Other consumer	3,789	1,816	1,105	6,710	233	832,447	839,390
Total consumer loans	$10,700	$3,363	$1,650	$15,713	$1,528	$1,648,657	$1,665,898
Residential	$2,481	$420	$808	$3,709	$12,413	$2,019,560	$2,035,682
Total loans	$15,022	$3,915	$2,458	$21,395	$30,285	$7,446,779	$7,498,459

As of June 30, 2022 and December 31, 2021, there were no loans in non-accrual without an allowance for credit losses.

Credit Quality Indicators

The Company has developed an internal loan grading system to evaluate and quantify the Company’s loan portfolio with respect to quality and risk. The system focuses on, among other things, financial strength of borrowers, experience and depth of borrower’s management, primary and secondary sources of repayment, payment history, nature of the business and outlook on particular industries. The internal grading system enables the Company to monitor the quality of the entire loan portfolio on a consistent basis and provide management with an early warning system, which facilitates recognition and response to problem loans and potential problem loans.

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

Substandard

Substandard loans have a high probability of payment default or they have other well-defined weaknesses. They require more intensive supervision by bank management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity and/or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. For some Substandard loans, the likelihood of full collection of interest and principal may be in doubt and those loans should be placed on nonaccrual. Although Substandard assets, in the aggregate, will have a distinct potential for loss, an individual asset’s loss potential does not have to be distinct for the asset to be rated Substandard.

Special Mention

Special Mention loans have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s position at some future date. These loans pose elevated risk, but their weakness does not yet justify a Substandard classification. Borrowers may be experiencing adverse operating trends (e.g., declining revenues or margins) or may be struggling with an ill-proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, and/or tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a Special Mention rating. Although a Special Mention loan has a higher probability of default than a Pass asset, its default is not imminent.

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

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by year of origination (vintage):

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2022
C&I
By internally assigned grade:
Pass	$202,059	$281,480	$195,394	$104,478	$47,547	$39,547	$341,800	$7,760	$1,220,065
Special mention	730	137	2,240	1,478	1,644	1,438	10,526	-	18,193
Substandard	-	1,588	785	3,133	137	4,495	4,382	98	14,618
Doubtful	-	-	-	-	-	9	-	-	9
Total C&I	$202,789	$283,205	$198,419	$109,089	$49,328	$45,489	$356,708	$7,858	$1,252,885

CRE
By internally assigned grade:
Pass	$196,306	$472,180	$421,023	$340,413	$228,895	$627,839	$130,986	$60,376	$2,478,018
Special mention	613	776	809	2,685	4,781	42,689	850	-	53,203
Substandard	-	-	135	4,192	7,945	33,052	4,019	-	49,343
Doubtful	-	-	-	-	-	4,697	-	-	4,697
Total CRE	$196,919	$472,956	$421,967	$347,290	$241,621	$708,277	$135,855	$60,376	$2,585,261

PPP
By internally assigned grade:
Pass	$-	$17,283	$3	$-	$-	$-	$-	$-	$17,286
Total PPP	$-	$17,283	$3	$-	$-	$-	$-	$-	$17,286

Auto
By payment activity:
Performing	$283,827	$290,414	$97,519	$135,538	$68,543	$29,296	$-	$-	$905,137
Nonperforming	152	405	400	377	210	82	-	-	1,626
Total auto	$283,979	$290,819	$97,919	$135,915	$68,753	$29,378	$-	$-	$906,763

Other consumer
By payment activity:
Performing	$261,318	$349,126	$126,781	$95,652	$62,567	$34,103	$19,048	$659	$949,254
Nonperforming	80	440	276	131	186	132	-	6	1,251
Total other consumer	$261,398	$349,566	$127,057	$95,783	$62,753	$34,235	$19,048	$665	$950,505

Residential
By payment activity:
Performing	$141,614	$348,291	$220,386	$166,254	$164,916	$773,359	$226,559	$15,319	$2,056,698
Nonperforming	79	54	666	301	972	6,073	119	19	8,283
Total residential	$141,693	$348,345	$221,052	$166,555	$165,888	$779,432	$226,678	$15,338	$2,064,981

Total loans	$1,086,778	$1,762,174	$1,066,417	$854,632	$588,343	$1,596,811	$738,289	$84,237	$7,777,681

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
C&I
By internally assigned grade:
Pass	$335,685	$219,931	$114,617	$64,310	$20,137	$32,146	$280,476	$15,731	$1,083,033
Special mention	148	5,255	4,641	2,430	2,699	1,111	11,835	522	28,641
Substandard	1,482	874	7,010	187	2,582	3,272	3,512	34	18,953
Doubtful	-	-	-	1	42	-	-	-	43
Total C&I	$337,315	$226,060	$126,268	$66,928	$25,460	$36,529	$295,823	$16,287	$1,130,670

CRE
By internally assigned grade:
Pass	$489,300	$434,866	$370,377	$236,274	$251,082	$441,310	$141,367	$43,942	$2,408,518
Special mention	789	826	11,235	3,544	15,379	53,372	780	420	86,345
Substandard	-	77	4,539	12,934	12,424	34,563	744	-	65,281
Doubtful	-	-	-	-	-	4,843	-	-	4,843
Total CRE	$490,089	$435,769	$386,151	$252,752	$278,885	$534,088	$142,891	$44,362	$2,564,987

PPP
By internally assigned grade:
Pass	$92,884	$8,338	$-	$-	$-	$-	$-	$-	$101,222
Total PPP	$92,884	$8,338	$-	$-	$-	$-	$-	$-	$101,222

Auto
By payment activity:
Performing	$351,778	$129,419	$183,959	$101,441	$46,007	$12,064	$-	$-	$824,668
Nonperforming	305	319	457	411	266	82	-	-	1,840
Total auto	$352,083	$129,738	$184,416	$101,852	$46,273	$12,146	$-	$-	$826,508

Other consumer
By payment activity:
Performing	$427,401	$151,300	$116,451	$78,523	$29,705	$15,660	$19,011	$1	$838,052
Nonperforming	216	429	249	134	238	33	18	21	1,338
Total other consumer	$427,617	$151,729	$116,700	$78,657	$29,943	$15,693	$19,029	$22	$839,390

Residential
By payment activity:
Performing	$345,338	$226,723	$179,087	$179,575	$146,611	$687,863	$246,103	$11,161	$2,022,461
Nonperforming	-	1,411	643	1,072	1,534	8,522	-	39	13,221
Total residential	$345,338	$228,134	$179,730	$180,647	$148,145	$696,385	$246,103	$11,200	$2,035,682

Total loans	$2,045,326	$1,179,768	$993,265	$680,836	$528,706	$1,294,841	$703,846	$71,871	$7,498,459

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for losses on unfunded commitments totaled $5.1 million as of June 30, 2022 and December 31, 2021.

Troubled Debt Restructuring

When the Company modifies a loan in a TDR, such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a temporary reduction in the interest rate; or a change in scheduled payment amount. Residential and Consumer TDRs occurring during 2022 and 2021 were due to reductions in the interest rate and/or extensions of the term.
An allowance for impaired commercial and consumer loans that have been modified in a TDR is measured based on the present value of the expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs. If management determines that the value of the modified loan is less than the recorded investment in the loan, an impairment charge would be recorded.

TheCompany began offering loan modifications to assist borrowers during the COVID-19 national emergency. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), along with a joint agency statement issued by banking regulatory agencies, provides that modifications made in response to COVID-19 do not need to be accounted for as a TDR. The Company evaluated the modification programs provided to its borrowers and concluded the modifications were generally made in accordance with the CARES Act guidance to borrowers who were in good standing prior to the COVID-19 pandemic and are not required to be designated as TDRs.

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer loans:
Auto	-	$-	$-	1	$19	$19
Total consumer loans	-	$-	$-	1	$19	$19
Residential	2	$98	$123	3	$369	$423
Total TDRs	2	$98	$123	4	$388	$442

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer loans:
Auto	-	$-	$-	1	$19	$19
Total consumer loans	-	$-	$-	1	$19	$19
Residential	4	$216	$247	6	$611	$675
Total TDRs	4	$216	$247	7	$630	$694
The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential	18	$890	15	$820
Total TDRs	18	$890	15	$820

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Consumer loans:
Auto	1	$11	2	$18
Total consumer loans	1	$11	2	$18
Residential	34	$1,714	26	$1,218
Total TDRs	35	$1,725	28	$1,236

6.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at June 30, 2022. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives of Alliance Financial Corporation (“Alliance”) when the Company acquired Alliance. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits”.

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

The Company made no voluntary contributions to the pension and other benefits plans during the three and six months ended June 30, 2022 and 2021.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Components of net periodic (benefit) cost:
Service cost	$534	$485	$2	$2
Interest cost	694	677	41	45
Expected return on plan assets	(2,228)	(2,203)	-	-
Net amortization	185	313	1	13
Total net periodic (benefit) cost	$(815)	$(728)	$44	$60

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Components of net periodic (benefit) cost:
Service cost	$1,068	$970	$4	$4
Interest cost	1,388	1,354	82	90
Expected return on plan assets	(4,456)	(4,406)	-	-
Net amortization	370	626	2	26
Total net periodic (benefit) cost	$(1,630)	$(1,456)	$88	$120

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended June 30,
(In thousands, except per share data)	2022	2021
Basic EPS:
Weighted average common shares outstanding	42,845	43,474
Net income available to common stockholders	$37,775	$40,296
Basic EPS	$0.88	$0.93

Diluted EPS:
Weighted average common shares outstanding	42,845	43,474
Dilutive effect of common stock options and restricted stock	248	319
Weighted average common shares and common share equivalents	43,093	43,793
Net income available to common stockholders	$37,775	$40,296
Diluted EPS	$0.88	$0.92

	Six Months Ended June 30,
(In thousands, except per share data)	2022	2021
Basic EPS:
Weighted average common shares outstanding	42,992	43,517
Net income available to common stockholders	$76,901	$80,142
Basic EPS	$1.79	$1.84

Diluted EPS:
Weighted average common shares outstanding	42,992	43,517
Dilutive effect of common stock options and restricted stock	246	323
Weighted average common shares and common share equivalents	43,238	43,840
Net income available to common stockholders	$76,901	$80,142
Diluted EPS	$1.78	$1.83

There was a nominal number of weighted average stock options outstanding for the three and six months ended June 30, 2022 and June 30, 2021, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

8.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statement of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	June 30, 2022	June 30, 2021
AFS securities:
Amortization of unrealized gains related to securities transfer	$131	$143	Interest income
Tax effect	$(32)	$(36)	Income tax (benefit)
Net of tax	$99	$107

Cash flow hedges:
Net unrealized losses on cash flow hedges reclassified to interest expense	$-	$-	Interest expense
Tax effect	$-	$-	Income tax (benefit)
Net of tax	$-	$-

Pension and other benefits:
Amortization of net losses	$157	$298	Other noninterest expense
Amortization of prior service costs	29	28	Other noninterest expense
Tax effect	$(46)	$(82)	Income tax (benefit)
Net of tax	$140	$244

Total reclassifications, net of tax	$239	$351

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line item in the Consolidated Statement of Comprehensive Income (Loss)
	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021
AFS securities:
Amortization of unrealized gains related to securities transfer	$268	$285	Interest income
Tax effect	$(67)	$(71)	Income tax (benefit)
Net of tax	$201	$214

Cash flow hedges:
Net unrealized losses on cash flow hedges reclassified to interest expense	$-	$21	Interest expense
Tax effect	$-	$(5)	Income tax (benefit)
Net of tax	$-	$16

Pension and other benefits:
Amortization of net losses	$314	$596	Other noninterest expense
Amortization of prior service costs	58	56	Other noninterest expense
Tax effect	$(93)	$(163)	Income tax (benefit)
Net of tax	$279	$489

Total reclassifications, net of tax	$480	$719

9.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate risk, primarily by managing the amount, sources and duration of its assets and liabilities and through the use of derivative instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Generally, the Company may use derivative financial instruments to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments. Currently, the Company has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated as hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income.

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

As of June 30, 2022 and December 31, 2021, the Company had sixteen and eighteen risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

Derivatives Designated as Hedging Instruments

The Company has previously entered into interest rate swaps to modify the interest rate characteristics of certain short-term Federal Home Loan Bank (“FHLB”) advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges with currently none outstanding.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of June 30, 2022
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,375,315	Other assets	$75,173	$1,375,315	Other liabilities	$75,173
Risk participation agreements	89,969	Other assets	93	21,949	Other liabilities	20
Total derivatives not designated as hedging instruments			$75,266			$75,193
Netting adjustments(1)			15,935			-
Net derivatives in the balance sheet			$59,331			$75,193
Derivatives not offset on the balance sheet			$3,989			$3,989
Cash collateral(2)			-			-
Net derivative amounts			$55,342			$71,204

As of December 31, 2021
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,342,187	Other assets	$60,203	$1,342,187	Other liabilities	$60,203
Risk participation agreements	90,938	Other assets	252	37,193	Other liabilities	60
Total derivatives not designated as hedging instruments			$60,455			$60,263
Netting adjustments(1)			(170)			5,482
Net derivatives in the balance sheet			$60,625			$54,781
Derivatives not offset on the balance sheet			$5,455			$5,455
Cash collateral(2)			-			43,420
Net derivative amounts			$55,170			$5,906

(1)
Netting adjustments represents the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance on the settle-to-market rules for cleared derivatives. The CME legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral. The Company began to clear certain derivative transactions through the CME in 2021.

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate derivatives - included component
Amount of loss reclassified from AOCI into interest expense	$-	$-	$-	$21

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
(Decrease) increase in other income	$(67)	$40	$(119)	$(75)

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations or quote from alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid agency securities, less liquid listed equities, state, municipal and provincial obligations and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy. Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). Other investment securities are reported at fair value utilizing Level 1 and Level 2 inputs. The prices for Level 2 instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the methodologies used by its third-party providers in pricing the securities.

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	June 30, 2022
Assets:
AFS securities
U.S. Treasury	$115,177	$-	$-	$115,177
Federal agency	-	217,432	-	217,432
State & municipal	-	87,959	-	87,959
Mortgage-backed	-	522,045	-	522,045
Collateralized mortgage obligations	-	623,563	-	623,563
Corporate	-	53,180	-	53,180
Total AFS securities	$115,177	$1,504,179	$-	$1,619,356
Equity securities	28,974	1,000	-	29,974
Derivatives	-	75,675	-	75,675
Total	$144,151	$1,580,854	$-	$1,725,005

Liabilities:
Derivatives	$-	$75,193	$-	$75,193
Total	$-	$75,193	$-	$75,193

(In thousands)	Level 1	Level 2	Level 3	December 31, 2021
Assets:
AFS securities
U.S. Treasury	$73,069	$-	$-	$73,069
Federal agency	-	239,931	-	239,931
State & municipal	-	94,088	-	94,088
Mortgage-backed	-	606,675	-	606,675
Collateralized mortgage obligations	-	621,595	-	621,595
Corporate	-	52,003	-	52,003
Total AFS securities	$73,069	$1,614,292	$-	$1,687,361
Equity securities	32,550	1,000	-	33,550
Derivatives	-	60,625	-	60,625
Total	$105,619	$1,675,917	$-	$1,781,536

Liabilities:
Derivatives	$-	$60,263	$-	$60,263
Total	$-	$60,263	$-	$60,263

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans and HTM securities. The non-recurring fair value measurements recorded during the three and six month periods ended June 30, 2022 and the year ended December 31, 2021 were related to impaired loans, write-downs of other real estate owned and write-down of branch assets to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

As of June 30, 2022, the Company had collateral dependent individually evaluated loans with a carrying value of $9.3 million, which had an estimated allowance for credit loss of $0.8 million. As of December 31, 2021, the Company had collateral dependent individually evaluated loans with a carrying value of $10.2 million, which had no estimated allowance for credit loss.

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

		June 30, 2022		December 31, 2021
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$936,512	$864,234	$733,210	$735,260
Net loans	3	7,684,209	7,580,692	7,407,289	7,530,768
Financial liabilities:
Time deposits	2	$465,764	$453,540	$501,472	$500,717
Long-term debt	2	3,347	3,264	13,995	14,260
Subordinated debt	1	100,000	98,793	100,000	107,402
Junior subordinated debt	2	101,196	96,175	101,196	107,569

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s credit worthiness. Commitments to extend credit and unused lines of credit totaled $2.4 billion at June 30, 2022 and $2.3 billion at December 31, 2021.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $56.2 million at June 30, 2022 and $55.1 million at December 31, 2021. As of June 30, 2022 and December 31, 2021, the fair value of the Company’s standby letters of credit was not significant.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021 for an understanding of the following discussion and analysis. Operating results for the three and six month periods ending June 30, 2022 are not necessarily indicative of the results of the full year ending December 31, 2022 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by NBT Bancorp Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war, including international military conflicts, or terrorism; (8) the timely development and acceptance of new products and services and the perceived overall value of these products and services by users; (9) changes in consumer spending, borrowing and saving habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisition and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, Economic Growth, Regulatory Relief, Consumer Protection Act of 2018, Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and other legislative and regulatory responses to the coronavirus (“COVID-19”) pandemic; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; (20) the adverse impact on the U.S. economy, including the markets in which we operate, of the COVID-19 global pandemic; and (21) the Company’s success at managing the risks involved in the foregoing items.

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

Unless required by law, the Company does not undertake, and specifically disclaims any obligation to publicly release any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Critical Accounting Estimates

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

One of the most significant judgements involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of June 30, 2022, the quantitative model incorporated a baseline economic outlook along with an alternative downside scenario. Excluding other factors, the changes in the weightings of our forecasted scenarios would impact the amount of estimated allowance for credit losses. To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of June 30, 2022, the Company increased the downside scenario weighting by 10% to 60% and decreased the baseline scenario to 40% weighting which resulted in a 4% increase in the estimated allowance for credit losses.

The Company’s policies on the CECL method for allowance for credit losses are disclosed in Note 1 to the consolidated financial statements presented in our 2021 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2021 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported. Refer to Note 3 to the unaudited interim consolidated finance statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The Company’s results in 2022 and 2021 have been impacted by the COVID-19 pandemic and the CECL accounting methodology, including the estimated impact of the COVID-19 pandemic on expected credit losses. The following information should be considered in connection with the Company’s results for the three and six months ended June 30, 2022:

●	net income for the three months ended June 30, 2022 was $37.8 million, down $2.5 million from the second quarter of 2021 and down $1.4 million from the first quarter of 2022;
●	diluted earnings per share of $0.88 for the three months ended June 30, 2022, down $0.04 from the second quarter of 2021 and down $0.02 from the first quarter of 2022;
●
noninterest income for the three months ended June 30, 2022 was $41.7 million, up $2.3 million from the second quarter of 2021 and down $1.0 million from the first quarter of 2022; represents 33% of total revenues excluding securities gains (losses);

●	period end loans were $7.78 billion, up 7.5%, annualized, from December 31, 2021 (9.9% excluding Paycheck Protection Program (“PPP”) loans);
●
strong credit quality metrics including net charge-offs to average loans of 0.04% annualized for the three months ended June 30, 2022 and 0.09% annualized for the six months ended June 30, 2022, and allowance for loan losses to total loans at 1.20% (1.21% excluding PPP loans and related allowance);

●	book value per share of $27.75 at June 30, 2022; tangible book value per share(1) was $20.99 at June 30, 2022, $21.25 at March 31, 2022, and $21.50 at June 30, 2021.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

COVID-19 Pandemic

The COVID-19 pandemic and countermeasures taken to contain its spread have caused economic and financial disruptions globally. The impact of the COVID-19 pandemic on the Company’s results of operations and the ultimate effect of the pandemic will depend on numerous factors that are highly uncertain, including how long restrictions for business and individuals will last, further information around the severity of the virus and any variants, additional actions taken by federal, state and local governments to contain and treat COVID-19 and what, if any, additional government relief will be provided. The expected impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has not fully manifested. The pandemic appears to be slowly receding, and thus becoming less disruptive on the Company’s business, financial condition, results of operations, and its clients as of June 30, 2022. However, economic uncertainty remains high and volatility is expected to continue in 2022. The Company believes its historically strong underwriting practices, diverse and granular portfolios and geographic footprint will help to mitigate any adverse impact to the Company.

The Company participated in the Small Business Administration’s (“SBA”) PPP, a guaranteed, forgivable loan program created under the CARES Act and the Consolidated Appropriation Act targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the SBA, the guarantee is backed by the full faith and credit of the United States government. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. The Company processed approximately 6,100 loans totaling $835 million in relief. The Company is supporting the forgiveness process under the PPP with online resources, educational webinars and a partnership with a certified public accounting firm. As of June 30, 2022, the Company has received payment from the SBA on 5,867 loans totaling $790 million and total forgiveness and paydown is equal to 98% of the original balance.

Results of Operations

The Company reported net income of $37.8 million for the three months ended June 30, 2022, down $1.4 million from $39.1 million for the first quarter of 2022 and down $2.5 million from $40.3 million for the second quarter of 2021. Net interest income was $87.6 million for the three months ended June 30, 2022, up $7.2 million, or 9.0%, from the first quarter of 2022 and up $8.4 million, or 10.6% from the second quarter of 2021. Average interest-earning assets were down $106.1 million, or 1.0% from the prior quarter and up $351.9 million, or 3.3%, from the second quarter of 2021. The provision for loan losses was $4.4 million for three months ended June 30, 2022, as compared with $0.6 million in the first quarter of 2022 and a net benefit of $5.2 million in the second quarter of 2021.

The Company reported net income of $76.9 million for the six months ended June 30, 2022, down $3.2 million from $80.1 million for the same period last year. Net interest income was $167.9 million for the six months ended June 30, 2022, up $9.7 million, or 6.1% from $158.2 million for the six months ended June 30, 2021. Average interest-earning assets were up $648.3 million, or 6.2% from the same period last year. The provision for loan losses was $5.0 million for the six months ended June 30, 2022, as compared to a net benefit of $8.0 million for the six months ended June 30, 2021.

The following table sets forth certain financial highlights:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Performance:
Diluted earnings per share	$0.88	$0.90	$0.92	$1.78	$1.83
Return on average assets(2)	1.28%	1.32%	1.39%	1.30%	1.42%
Return on average equity(2)	12.73%	12.78%	13.42%	12.76%	13.49%
Return on average tangible common equity(2)	17.00%	16.87%	17.93%	16.93%	18.08%
Net interest margin, fully taxable equivalent (“FTE”)(2)	3.21%	2.95%	3.00%	3.08%	3.08%
Capital:
Equity to assets	10.14%	9.90%	10.58%	10.14%	10.58%
Tangible equity ratio	7.87%	7.70%	8.28%	7.87%	8.28%
Book value per share	$27.75	$27.96	$28.19	$27.75	$28.19
Tangible book value per share	$20.99	$21.25	$21.50	$20.99	$21.50
Leverage ratio	9.77%	9.52%	9.40%	9.77%	9.40%
Common equity tier 1 capital ratio	12.14%	12.23%	12.12%	12.14%	12.12%
Tier 1 capital ratio	13.27%	13.39%	13.34%	13.27%	13.34%
Total risk-based capital ratio	15.50%	15.64%	15.78%	15.50%	15.78%

The following table provide non-GAAP reconciliations:

	Three Months Ended			Six Months Ended
(In thousands, except share and per share data)	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Return on average tangible common equity:
Net income	$37,775	$39,126	$40,296	$76,901	$80,142
Amortization of intangible assets (net of tax)	409	477	512	886	1,121
Net income, excluding intangible amortization	$38,184	$39,603	$40,808	$77,787	$81,263
Average stockholders’ equity	$1,190,585	$1,241,188	$1,203,974	$1,215,747	$1,197,662
Less: average goodwill and other intangibles	289,584	289,218	291,133	289,402	291,525
Average tangible common equity	$901,001	$951,970	$912,841	$926,345	$906,137
Return on average tangible common equity (2)	17.00%	16.87%	17.93%	16.93%	18.08%
Tangible equity ratio:
Stockholders’ equity	$1,188,556	$1,202,250	$1,225,056	$1,188,556	$1,225,056
Intangibles	289,259	288,832	290,782	289,259	290,782
Assets	$11,720,459	$12,147,833	$11,574,947	$11,720,459	$11,574,947
Tangible equity ratio	7.87%	7.70%	8.28%	7.87%	8.28%
Tangible book value:
Stockholders’ equity	$1,188,556	$1,202,250	$1,225,056	$1,188,556	$1,225,056
Intangibles	289,259	288,832	290,782	289,259	290,782
Tangible equity	$899,297	$913,418	$934,274	$899,297	$934,274
Diluted common shares outstanding	42,836	42,992	43,455	42,836	43,455
Tangible book value	$20.99	$21.25	$21.50	$20.99	$21.50
(2) Annualized

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

Net interest income was $87.6 million for the second quarter of 2022, up $7.2 million, or 9.0%, from the previous quarter. PPP loan interest and fees recognized into interest income for the three months ended June 30, 2022 was $1.3 million compared to $2.0 million for the previous quarter. The FTE net interest margin was 3.21% for the three months ended June 30, 2022, an increase of 26 basis points (“bps”) from the previous quarter. Interest income increased $7.3 million, or 8.6%, as the yield on average interest-earning assets increased 26 bps from the prior quarter to 3.35%, while average interest-earning assets of $10.98 billion decreased $106.1 million from the prior quarter, primarily due to a decrease in short-term interest-bearing accounts (“excess liquidity”), resulting primarily from the incremental deployment of excess liquidity into loans and investment securities. Interest expense and the cost of interest-bearing liabilities remained consistent for the quarter ended June 30, 2022 compared to the prior quarter.

Net interest income was $87.6 million for the second quarter of 2022, up $8.4 million, or 10.6%, from the second quarter of 2021. PPP loan interest and fees recognized into interest income for the three months ended June 30, 2022 was $1.3 million compared to $4.7 million for the second quarter of 2021. The FTE net interest margin was 3.21% for the three months ended June 30, 2022, an increase of 21 bps from the second quarter of 2021. Interest income increased $7.4 million, or 8.9%, as the yield on average interest-earning assets increased 17 bps from the same period in 2021 to 3.35%, while average interest-earning assets of $10.98 billion increased $351.9 million from the second quarter of 2021, primarily due to an increase in average investment securities partly offset by a decrease in excess liquidity and an increase in Federal Reserve’s targeted Federal Funds rate. Interest expense was down $1.0 million, or 19.9%, as the cost of interest-bearing liabilities decreased 6 bps to 0.23% for the quarter ended June 30, 2022, driven by interest-bearing deposit costs decreasing 7 bps.

Net interest income for the first six months of 2022 was $167.9 million, up $9.7 million, or 6.1%, from the same period in 2021. PPP loan interest and fees recognized into interest income for the six months ended June 30, 2022 was $3.3 million compared to $10.9 million for the same period in 2021. FTE net interest margin of 3.08% for the six months ended June 30, 2022, was comparable to the same period in 2021. Interest income increased $7.3 million, or 4.4%, as the yield on average interest-earning assets decreased 6 bps from the same period in 2021 to 3.22%, while average interest-earning assets of $11.04 billion increased $648.3 million primarily due to an increase in average investment securities. Interest expense was down $2.4 million, or 23.4%, for the six months ended June 30, 2022 as compared to the same period in 2021 as the cost of interest-bearing liabilities decreased 8 bps to 0.23%, driven by interest-bearing deposit costs decreasing 9 bps.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	June 30, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$553,548	$1,129	0.82%	$974,034	$224	0.09%
Securities taxable (1)	2,439,960	10,575	1.74%	1,864,542	7,875	1.69%
Securities tax-exempt (1) (3)	256,799	1,174	1.83%	193,108	1,245	2.59%
Federal Reserve Bank and FHLB stock	24,983	313	5.03%	25,115	167	2.67%
Loans (2) (3)	7,707,730	78,582	4.09%	7,574,272	74,832	3.96%
Total interest-earning assets	$10,983,020	$91,773	3.35%	$10,631,071	$84,343	3.18%
Other assets	883,498			971,681
Total assets	$11,866,518			$11,602,752

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,577,367	$902	0.14%	$2,605,767	$1,364	0.21%
NOW deposit accounts	1,580,132	268	0.07%	1,454,751	179	0.05%
Savings deposits	1,845,128	150	0.03%	1,660,722	212	0.05%
Time deposits	478,531	436	0.37%	591,147	1,107	0.75%
Total interest-bearing deposits	$6,481,158	$1,756	0.11%	$6,312,387	$2,862	0.18%
Federal funds purchased	-	-	-	-	-	-
Repurchase agreements	60,061	13	0.09%	95,226	32	0.13%
Short-term borrowings	-	-	-	-	-	-
Long-term debt	5,336	33	2.48%	14,053	88	2.51%
Subordinated debt, net	98,642	1,359	5.53%	98,204	1,359	5.55%
Junior subordinated debt	101,196	737	2.92%	101,196	525	2.08%
Total interest-bearing liabilities	$6,746,393	$3,898	0.23%	$6,621,066	$4,866	0.29%
Demand deposits	$3,711,049			$3,542,176
Other liabilities	218,491			235,536
Stockholders’ equity	1,190,585			1,203,974
Total liabilities and stockholders’ equity	$11,866,518			$11,602,752
Net interest income (FTE)		$87,875			$79,477
Interest rate spread			3.12%			2.89%
Net interest margin (FTE)			3.21%			3.00%
Taxable equivalent adjustment		$290			$299
Net interest income		$87,585			$79,178

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

Six Months Ended	June 30, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$770,727	$1,533	0.40%	$781,764	$360	0.09%
Securities taxable (1)	2,362,699	19,981	1.71%	1,817,008	15,806	1.75%
Securities tax-exempt (1) (3)	257,651	2,347	1.84%	188,998	2,504	2.67%
Federal Reserve Bank and FHLB stock	25,004	434	3.50%	25,359	322	2.56%
Loans (2) (3)	7,619,691	151,964	4.02%	7,574,304	149,963	3.99%
Total interest-earning assets	$11,035,772	$176,259	3.22%	$10,387,433	$168,955	3.28%
Other assets	915,361			966,367
Total assets	$11,951,133			$11,353,800

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,648,458	$1,924	0.15%	$2,545,280	$2,755	0.22%
NOW deposit accounts	1,581,603	460	0.06%	1,407,118	348	0.05%
Savings deposits	1,819,978	293	0.03%	1,604,664	406	0.05%
Time deposits	486,537	921	0.38%	603,178	2,525	0.84%
Total interest-bearing deposits	$6,536,576	$3,598	0.11%	$6,160,240	$6,034	0.20%
Federal funds purchased	-	-	-	-	-	-
Repurchase agreements	66,379	29	0.09%	102,525	75	0.15%
Short-term borrowings	-	-	-	2,624	27	2.07%
Long-term debt	9,634	120	2.51%	16,967	212	2.52%
Subordinated debt, net	98,587	2,718	5.56%	98,149	2,718	5.58%
Junior subordinated debt	101,196	1,286	2.56%	101,196	1,055	2.10%
Total interest-bearing liabilities	$6,812,372	$7,751	0.23%	$6,481,701	$10,121	0.31%
Demand deposits	$3,710,589			$3,431,216
Other liabilities	212,425			243,221
Stockholders’ equity	1,215,747			1,197,662
Total liabilities and stockholders’ equity	$11,951,133			$11,353,800
Net interest income (FTE)		$168,508			$158,834
Interest rate spread			2.99%			2.97%
Net interest margin (FTE)			3.08%			3.08%
Taxable equivalent adjustment		$575			$601
Net interest income		$167,933			$158,233

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended June 30,	Increase (Decrease) 2022 over 2021
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$(136)	$1,041	$905
Securities taxable	2,489	211	2,700
Securities tax-exempt	347	(418)	(71)
Federal Reserve Bank and FHLB stock	(1)	147	146
Loans	1,333	2,417	3,750
Total FTE interest income	$4,032	$3,398	$7,430
Money market deposit accounts	$(15)	$(447)	$(462)
NOW deposit accounts	17	72	89
Savings deposits	22	(84)	(62)
Time deposits	(182)	(489)	(671)
Repurchase agreements	(10)	(9)	(19)
Short-term borrowings	-	-	-
Long-term debt	(54)	(1)	(55)
Subordinated debt, net	6	(6)	-
Junior subordinated debt	-	212	212
Total FTE interest expense	$(216)	$(752)	$(968)
Change in FTE net interest income	$4,248	$4,150	$8,398

Six Months Ended June 30,	Increase (Decrease) 2022 over 2021
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$(5)	$1,178	$1,173
Securities taxable	4,626	(451)	4,175
Securities tax exempt	757	(914)	(157)
Federal Reserve Bank and FHLB stock	(5)	117	112
Loans	902	1,099	2,001
Total FTE interest income	$6,275	$1,029	$7,304
Money market deposit accounts	$108	$(939)	$(831)
NOW deposit accounts	46	66	112
Savings deposits	49	(162)	(113)
Time deposits	(418)	(1,186)	(1,604)
Repurchase agreements	(21)	(25)	(46)
Short-term borrowings	(14)	(14)	(28)
Long-term debt	(91)	(1)	(92)
Subordinated debt	12	(12)	-
Junior subordinated debt	-	232	232
Total FTE interest expense	$(329)	$(2,041)	$(2,370)
Change in net FTE interest income	$6,604	$3,070	$9,674

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Service charges on deposit accounts	$3,763	$3,028	$7,451	$6,055
Card services income	9,751	9,184	18,446	16,734
Retirement plan administration fees	12,676	9,779	25,955	19,877
Wealth management	8,252	8,406	16,892	16,316
Insurance services	3,578	3,508	7,366	6,969
Bank owned life insurance	1,411	1,659	3,065	3,040
Net securities (losses) gains	(587)	201	(766)	668
Other	2,812	3,551	5,906	6,695
Total noninterest income	$41,656	$39,316	$84,315	$76,354

Noninterest income for the three months ended June 30, 2022 was $41.7 million, down $1.0 million, or 2.4%, from the prior quarter and up $2.3 million, or 6.0%, from the second quarter of 2021. Excluding net securities (losses) gains, noninterest income for the three months ended June 30, 2022 was $42.2 million, down $0.6 million, or 1.4%, from the prior quarter and up $3.1 million, or 8.0%, from the second quarter of 2021. The decrease from the prior quarter was primarily driven by lower retirement plan administration fees, resulting from seasonal revenue fluctuations related to activity-based fees and lower wealth management fees due to market performance. The increase from the second quarter of 2021 was primarily due to higher retirement plan administration fees driven by higher activity-based fees and continued organic growth, higher card services income resulting from increased volume and higher service charges on deposit accounts as the volume of transaction has normalized to near pre-pandemic levels.

Noninterest income for the six months ended June 30, 2022 was $84.3 million, up $8.0 million, or 10.4%, from the same period in 2021. Excluding net securities (losses) gains, noninterest income for the six months ended June 30, 2022 was $85.1 million, up $9.4 million, or 12.4%, from the same period in 2021. The increase from the prior year was primarily due to an increase in retirement plan administration fees driven by higher activity-based fees, continued organic growth as well as the impact of positive equity market returns over the past year, higher card services income resulting from increased volume and higher service charges on deposit accounts as the volume of transactions has normalized to near pre-pandemic levels, partly offset by lower swap fees.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Salaries and employee benefits	$46,716	$42,671	$92,224	$84,272
Technology and data services	8,945	8,841	17,492	17,733
Occupancy	6,487	6,370	13,280	13,259
Professional fees and outside services	3,906	4,030	8,182	7,619
Office supplies and postage	1,548	1,615	2,972	3,114
FDIC expense	810	663	1,612	1,471
Advertising	730	468	1,384	919
Amortization of intangible assets	545	682	1,181	1,494
Loan collection and other real estate owned, net	757	663	1,141	1,253
Other	5,675	5,416	8,794	8,173
Total noninterest expense	$76,119	$71,419	$148,262	$139,307

Noninterest expense for the three months ended June 30, 2022 was $76.1 million, up $4.0 million, or 5.5%, from the prior quarter and up $4.7 million, or 6.6%, from the second quarter of 2021. The increase from the prior quarter was due to higher salaries and employee benefits due to one additional day of payroll in the second quarter, annual merit pay increases and higher medical expenses. Technology and data services expense increased from the prior quarter due to continued investment in digital platform solutions including the completion of the Company’s human resources information system conversion. Loan collection and other real estate owned were higher than the prior quarter due to higher collection expenses and a gain on the sale of a property in the first quarter of 2022. Other expenses increased from the prior quarter due to a $0.5 million increase in the provision for the reserve for unfunded commitments, higher travel and training expenses and seasonal timing of certain expenditures. The increase in noninterest expense from the second quarter of 2021 was due to increased salaries and wages including merit pay increases, higher levels of incentive compensation and increased medical expenses. Other expenses increased from the second quarter of 2021 due to higher activity-based expenses including travel and training along with an increase in the provision for the reserve for unfunded commitments mostly offset by $1.9 million in lower non-recurring costs which occurred during the second quarter of 2021, including an estimated legal settlement charge.

Noninterest expense for the six months ended June 30, 2022 was $148.3 million, up $9.0 million, or 6.4%, from the same period in 2021. The increase from the prior year was driven by higher salaries and employee benefits due to increased salaries and wages including merit pay increases, higher levels of incentive compensation and increased medical expenses, along with increased professional fees and outside services due to timing of expenditures, increased advertising expenses and higher travel and training expenditures.

Income Taxes

Income tax expense for the three months ended June 30, 2022 was $11.0 million, down $0.2 million from the prior quarter and down $1.0 million from the second quarter of 2021. The effective tax rate was 22.5% for the second quarter of 2022, compared to 22.2% in the prior quarter and 22.9% for the second quarter of 2021.

Income tax expense for the six months ended June 30, 2022 was $22.1 million, down $1.1 million from the same period of 2021. The effective tax rate of 22.3% for the first six months of 2022 was down from 22.4% for the same period in the prior year.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $131.7 million, or 5.4%, from December 31, 2021 to June 30, 2022. The securities portfolio represented 22.1% of total assets as of June 30, 2022 as compared to 20.4% of total assets as of December 31, 2021.

The following table details the composition of securities available for sale, securities held to maturity and equity securities for the periods indicated:

	June 30, 2022	December 31, 2021
Mortgage-backed securities:
With maturities 15 years or less	14%	18%
With maturities greater than 15 years	11%	8%
Collateralized mortgage obligations	37%	34%
Municipal securities	15%	17%
U.S. agency notes	20%	20%
Corporate	2%	2%
Equity securities	1%	1%
Total	100%	100%

The Company’s mortgage-backed securities, U.S. agency notes and collateralized mortgage obligations are all guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks or Ginnie Mae (“GNMA”). GNMA securities are considered similar in credit quality to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in the investment portfolio.

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated follows:

(In thousands)	June 30, 2022	December 31, 2021
Commercial	$1,298,072	$1,155,240
Commercial real estate	2,670,633	2,655,367
Paycheck protection program	17,286	101,222
Residential real estate mortgages	1,606,188	1,571,232
Indirect auto	936,516	859,454
Residential solar	599,565	440,016
Home equity	313,395	330,357
Other consumer	336,026	385,571
Total loans	$7,777,681	$7,498,459

(1)	Loans are summarized by business line which does not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans increased by $279.2 million, or 7.5% annualized, from December 31, 2021 to June 30, 2022. Total PPP loans as of June 30, 2022 were $17.3 million (net of unamortized fees). The following PPP loan activity occurred during the six months ended June 30, 2022: there were no PPP loan originations, $85.1 million of loans forgiven and $3.3 million of interest and fees recognized into interest income. Excluding PPP loans, period end loans increased $363.2 million from December 31, 2021, or 9.9% annualized. Commercial and industrial loans increased $142.8 million to $1.30 billion; commercial real estate loans increased $15.3 million to $2.67 billion; and total consumer loans increased $205.1 million to $3.79 billion. Total loans represent approximately 66.4% of assets as of June 30, 2022, as compared to 62.4% as of December 31, 2021.

Allowance for Credit Losses, Provision for Loan Losses and Nonperforming Assets

Management considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the degree of judgment exercised in evaluating the level of the allowance required to estimate expected credit losses over the expected contractual life of our loan portfolio and the material effect that such judgments can have on the consolidated results of operations.

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

Management estimates the allowance for credit losses using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Company historical loss experience was supplemented with peer information when there was insufficient loss data for the Company. Significant management judgment is required at each point in the measurement process.

The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, discounted probability of default (PD) and loss given default (LGD) modeling methodology in which distinct, segment-specific multi-variate regression models are applied to multiple, probabilistically weighted external economic forecasts. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. After quantitative considerations, management applies additional qualitative adjustments so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

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

The allowance for credit losses totaled $93.6 million at June 30, 2022, compared to $90.0 million at March 31, 2022 and $98.5 million at June 30, 2021. The allowance for credit losses as a percentage of loans was 1.20% (1.21% excluding PPP loans) at June 30, 2022, compared to 1.18% (1.18% excluding PPP loans) at March 31, 2022 and 1.31% (1.38% excluding PPP loans) at June 30, 2021. The allowance for credit losses was 363.23% of nonperforming loans at June 30, 2022, compared to 324.25% at March 31, 2022 and 228.41% at June 30, 2021. The allowance for credit losses was 395.39% of nonaccrual loans at June 30, 2022, compared to 348.68% of nonaccrual loans at March 31, 2022 and compared to 242.91% at June 30, 2021. The increase in the allowance for credit losses from March 31, 2022 to June 30, 2022 was primarily due to the deterioration in the forecast of economic conditions, which increased the level of expected credit losses, the increase in loan balances and an additional specific reserve established during the quarter. The decrease in allowance for credit losses from June 30, 2021 to June 30, 2022 was primarily due to the improved economic conditions in the current quarter CECL forecast as compared to those in the same period in the prior year.

The provision for loan losses was $4.4 million for three months ended June 30, 2022, compared to $0.6 million in the prior quarter and a net benefit of $5.2 million for the same period in the prior year. Provision expense increased from the prior quarter driven by modest deterioration of the macro-economic forecasts, providing for loan growth and an additional specific reserve established during the quarter, partly offset by a lower level of net charge-offs. Provision expense increased from the same period in the prior year driven by providing for loan growth and an additional specific reserve established during the quarter, and an increase in the level of allowance for loan losses resulting from less favorable economic forecasts in the current quarter relative to improved economic forecasts that took place at the end of second quarter in 2021. Net charge-offs totaled $0.8 million during the three months ended June 30, 2022, compared to net charge-offs of $2.6 million during the first quarter of 2022 and $1.3 million in the second quarter of 2021. Net charge-offs to average loans was 4 bps for the three months ended June 30, 2022, compared to 14 bps for the first quarter of 2022 and 7 bps for the three months ended June 30, 2021.

The provision for loan losses was $5.0 million for the six months ended June 30, 2022, compared to a net benefit of $8.0 million for the six months ended June 30, 2021. Provision expense increased from the same period in the prior year due primarily to a more stable economic condition forecast in the current year as compared to significant improvements experienced in the economic condition forecast in the prior year. Net charge-offs totaled $3.4 million during the six months ended June 30, 2022, compared to net charge-offs of $3.5 million during the six months ended June 30, 2021.

As of June 30, 2022, the unfunded commitment reserve totaled $5.1 million, compared to $4.8 million as of March 31, 2022 and $5.8 million as of June 30, 2021.

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

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$14,194	60%	$15,942	53%
Residential	5,163	22%	8,862	29%
Consumer	1,421	6%	1,511	5%
Troubled debt restructured loans	2,895	12%	3,970	13%
Total nonaccrual loans	$23,673	100%	$30,285	100%

Loans over 90 days past due and still accruing:
Commercial	$40	2%	$-	-
Residential	600	29%	808	33%
Consumer	1,456	69%	1,650	67%
Total loans over 90 days past due and still accruing	$2,096	100%	$2,458	100%

Total nonperforming loans	$25,769		$32,743
OREO	-		167
Total nonperforming assets	$25,769		$32,910

Total nonaccrual loans to total loans	0.30%		0.40%
Total nonperforming loans to total loans	0.33%		0.44%
Total nonperforming assets to total assets	0.22%		0.27%
Total allowance for loan losses to total nonperforming loans	363.23%		280.98%
Total allowance for loan losses to nonaccrual loans	395.39%		303.78%

Total nonperforming assets were $25.8 million at June 30, 2022, compared to $32.9 million at December 31, 2021 and $43.9 million at June 30, 2021. Nonperforming loans at June 30, 2022 were $25.8 million, or 0.33% of total loans (0.33% excluding PPP loan originations), compared with $32.7 million, or 0.44% of total loans (0.44% excluding PPP loan originations) at December 31, 2021 and $43.1 million, or 0.57% of total loans (0.60% excluding PPP loan originations) at June 30, 2021. The decrease in nonperforming loans primarily resulted from a reduction in commercial and residential mortgage nonaccrual loans. Total nonaccrual loans were $23.7 million or 0.30% of total loans at June 30, 2022, compared to $30.3 million or 0.40% of total loans at December 31, 2021 and compared to $40.6 million or 0.54% of total loans at June 30, 2021. Past due loans as a percentage of total loans was 0.40% at June 30, 2022 (0.40% excluding PPP loan originations), up from 0.29% at December 31, 2021 (0.29% excluding PPP loan originations) and up from 0.26% at June 30, 2021 (0.27% excluding PPP loan originations). The increase in past due loans in the second quarter of 2022 was almost entirely due to one commercial credit which returned to current status in early July.

In addition to nonperforming loans discussed above, the Company has also identified approximately $56.0 million in potential problem loans at June 30, 2022 as compared to $74.9 million at December 31, 2021 and $120.5 million at June 30, 2021. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” The decrease in potential problem loans from June 30, 2021 is primarily due to the improved economic conditions which resulted in loans coming off deferral and returning to payment. Higher risk industries include entertainment, restaurants, retail, healthcare and accommodations. As of June 30, 2022, 8.5% of the Company’s outstanding loans were in higher risk industries due to the COVID-19 pandemic. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $10.03 billion at June 30, 2022, down $0.21 billion, or 2.0%, from December 31, 2021. Total average deposits increased $0.66 billion, or 6.8%, from the same period last year. The growth was driven primarily by an increase of $279.4 million, or 8.1%, in demand deposits, combined with an increase in interest-bearing deposits of $376.3 million, or 6.1%, due to growth in money market deposit accounts (“MMDA”), NOW deposit accounts and savings deposit accounts, partly offset by a decrease in time accounts.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $62.5 million at June 30, 2022 compared to $97.8 million at December 31, 2021. Long-term debt was $3.3 million at June 30, 2022 compared to $14.0 million at December 31, 2021.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost, which is being amortized on a straight-line basis, was $2.2 million. As of June 30, 2022 and December 31, 2021 the subordinated debt net of unamortized issuance costs was $98.7 million and $98.5 million, respectively.

Capital Resources

Stockholders’ equity of $1.19 billion represented 10.14% of total assets at June 30, 2022 compared with $1.3 billion, or 10.41% of total assets, as of December 31, 2021. Stockholders’ equity decreased $61.9 million from December 31, 2021 driven by the $101.4 million decrease in accumulated other comprehensive income due to the change in market value of securities available for sale, dividends declared of $24.1 million and the repurchase of common stock of $14.7 million, partly offset by net income of $76.9 million for the six months ending June 30, 2022. The deferred tax asset related to the unrealized losses in investment securities increased $34.0 million from December 31, 2021.

The Company purchased 182,900 shares of its common stock during the second quarter of 2022 at an average price of $35.88 per share under its previously announced share repurchase program. As of June 30, 2022, there were 1,600,000 shares available for repurchase under this plan authorized on December 20, 2021 and set to expire on December 31, 2023.

The Board of Directors considers the Company’s capital levels, earnings position and earnings potential when making dividend decisions. The Board of Directors approved a third-quarter 2022 cash dividend of $0.30 per share at a meeting held on July 25, 2022. The dividend, which represents a $0.02 per share, or 7.1% increase, will be paid on September 15, 2022 to stockholders of record as of September 1, 2022.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2022 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	June 30, 2022	December 31, 2021
Tier 1 leverage ratio	9.77%	9.41%
Common equity tier 1 capital ratio	12.14%	12.25%
Tier 1 capital ratio	13.27%	13.43%
Total risk-based capital ratio	15.50%	15.73%
Cash dividends as a percentage of net income	31.31%	30.82%
Per common share:
Book value	$27.75	$28.97
Tangible book value(1)	$20.99	$22.26
Tangible equity ratio(2)	7.87%	8.20%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

The primary tool utilized by the ALCO to manage interest rate risk is earnings at risk modeling (interest rate sensitivity analysis). Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates are uploaded into the model to create an ending balance sheet. In addition, the ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (e.g., no change in current interest rates) with a static balance sheet. Three additional models are run in which a gradual increase of 200 bps, a gradual increase of 100 bps and a gradual decrease of 50 bps takes place over a 12-month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded in them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario. The Company also runs other interest rate scenarios to highlight potential interest rate risk.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. In the rising rate scenarios, net interest income is projected to experience an increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the +200/+100/-50 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2022 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps points)	net interest income
+200	4.32%
+100	2.37%
-50	(1.40%)

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of the recovery from the recent economic downturn, related inflationary pressures and FOMC monetary policy. In response to the economic impact of the pandemic, the federal funds rate was reduced by 150 bps in March 2020, term interest rates fell sharply across the yield curve and the Company reduced deposit rates. Inflationary pressures have resulted in a higher overall yield curve, Fed Funds increases of 150 bps so far in 2022 and expectations for continued increases to short-term interest rates. With deposit rates near their historic lows, the Company will focus on managing deposit expense in a rising rate environment while allowing assets to reprice upward.

Liquidity Risk

Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternate funding sources. The objective of liquidity management is to ensure the Company can fund balance sheet growth, meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. ALCO is responsible for liquidity management and has developed guidelines, which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies, along with regular monitoring of liquidity and testing of the contingent liquidity plan. Requirements change as loans grow, deposits and securities mature and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, the housing market, general and local economic conditions, and competition in the marketplace. Management continually monitors marketplace trends to identify patterns that might improve the predictability of the timing of deposit flows or asset prepayments.

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At June 30, 2022, the Company’s Basic Surplus measurement was 22.2% of total assets, or $2.60 billion, as compared to the December 31, 2021 Basic Surplus of 28.5%, or $3.43 billion, and was above the Company’s minimum of 5% (calculated at $586.0 million and $600.6 million, of period end total assets as June 30, 2022 and December 31, 2021, respectively) set forth in its liquidity policies.

At June 30, 2022 and December 31, 2021, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $3.3 million and $14.0 million, respectively. At June 30, 2022 and December 31, 2021, the Bank had $8.0 million and $81.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.68 billion at June 30, 2022 and $1.67 billion at December 31, 2021. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.05 billion and $1.00 billion at June 30, 2022 and December 31, 2021, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.99 billion at June 30, 2022 and $2.03 billion at December 31, 2021. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans as collateral. At June 30, 2022 and December 31, 2021, the Bank had the capacity to borrow $608.5 million and $580.8 million, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $2.90 billion at June 30, 2022 and $2.89 billion at December 31, 2021.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considers its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2022. The large inflow of deposits experienced since the second quarter of 2020 could reverse itself and flow out. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Significant monetary and fiscal policy actions taken by the federal government have helped to mitigate these risks. Enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the COVID-19 pandemic including increasing the frequency of monitoring and adding additional sources of liquidity.

At June 30, 2022, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is depleted, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At June 30, 2022, approximately $120.8 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective.

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

(c)
The table below sets forth the information with respect to purchases made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plans(1)
4/1/22 - 4/30/22	182,900	$35.88	182,900	1,600,000
5/1/22 - 5/31/22	-	-	-	1,600,000
6/1/22 - 6/30/22	-	-	-	1,600,000
Total	182,900	$35.88	182,900	1,600,000

(1)
The Company purchased 182,900 shares of its common stock during the second quarter of 2022 at an average price of $35.88 per share under its previously announced share repurchase program. As of June 30, 2022, there were 1,600,000 shares available for repurchase under this plan announced on December 20, 2021, and set to expire on December 31, 2023.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of August 2022.

NBT BANCORP INC.

By:	/s/ Scott A. Kingsley
Scott A. Kingsley
Chief Financial Officer