Form 10-Q
period 2022-09-30
NBT BANCORP INC
filed 2022-11-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.

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

As of October 31, 2022, there were 42,839,903 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended September 30, 2022

PART I	FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2022	2021
(In thousands, except share and per share data)
Assets
Cash and due from banks	$223,755	$157,775
Short-term interest-bearing accounts	97,303	1,111,296
Equity securities, at fair value	30,428	33,550
Securities available for sale, at fair value	1,556,501	1,687,361
Securities held to maturity (fair value $814,100 and $735,260, respectively)	929,541	733,210
Federal Reserve and Federal Home Loan Bank stock	24,892	25,098
Loans held for sale	87	830
Loans	7,904,784	7,498,459
Less allowance for loan losses	96,800	92,000
Net loans	$7,807,984	$7,406,459
Premises and equipment, net	69,338	72,093
Goodwill	281,204	280,541
Intangible assets, net	7,879	8,927
Bank owned life insurance	230,990	228,238
Other assets	380,840	266,733
Total assets	$11,640,742	$12,012,111
Liabilities
Demand (noninterest bearing)	$3,714,342	$3,689,556
Savings, NOW and money market	5,758,736	6,043,441
Time	445,673	501,472
Total deposits	$9,918,751	$10,234,469
Short-term borrowings	74,554	97,795
Long-term debt	3,322	13,995
Subordinated debt, net	98,817	98,490
Junior subordinated debt	101,196	101,196
Other liabilities	287,556	215,713
Total liabilities	$10,484,196	$10,761,658
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2022 and December 31, 2021	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at September 30, 2022 and December 31, 2021; issued 49,651,493 at September 30, 2022 and December 31, 2021	497	497
Additional paid-in-capital	577,899	576,976
Retained earnings	935,170	856,203
Accumulated other comprehensive loss	(183,539)	(23,344)
Common stock in treasury, at cost, 6,812,238 and 6,483,481 shares at September 30, 2022 and December 31, 2021, respectively	(173,481)	(159,879)
Total stockholders’ equity	$1,156,546	$1,250,453
Total liabilities and stockholders’ equity	$11,640,742	$12,012,111

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$85,266	$72,817	$237,148	$222,705
Securities available for sale	7,665	5,898	21,822	17,204
Securities held to maturity	4,854	2,976	12,532	9,454
Other	1,429	524	3,396	1,206
Total interest, fee and dividend income	$99,214	$82,215	$274,898	$250,569
Interest expense
Deposits	$2,233	$2,548	$5,831	$8,582
Short-term borrowings	84	28	113	130
Long-term debt	20	89	140	301
Subordinated debt	1,360	1,359	4,078	4,077
Junior subordinated debt	1,039	517	2,325	1,572
Total interest expense	$4,736	$4,541	$12,487	$14,662
Net interest income	$94,478	$77,674	$262,411	$235,907
Provision for loan losses	4,484	(3,342)	9,470	(11,354)
Net interest income after provision for loan losses	$89,994	$81,016	$252,941	$247,261
Noninterest income
Service charges on deposit accounts	$3,581	$3,489	$11,032	$9,544
Card services income	5,654	9,101	24,100	25,835
Retirement plan administration fees	11,496	10,495	37,451	30,372
Wealth management	8,402	8,783	25,294	25,099
Insurance services	3,892	3,720	11,258	10,689
Bank owned life insurance income	1,560	1,548	4,625	4,588
Net securities (losses) gains	(148)	(100)	(914)	568
Other	2,735	3,293	8,641	9,988
Total noninterest income	$37,172	$40,329	$121,487	$116,683
Noninterest expense
Salaries and employee benefits	$48,371	$44,190	$140,595	$128,462
Technology and data services	9,096	8,421	26,588	26,154
Occupancy	6,481	6,154	19,761	19,413
Professional fees and outside services	3,817	3,784	11,999	11,403
Office supplies and postage	1,469	1,364	4,441	4,478
FDIC expense	787	772	2,399	2,243
Advertising	559	583	1,943	1,502
Amortization of intangible assets	544	663	1,725	2,157
Loan collection and other real estate owned, net	549	706	1,690	1,959
Other	5,021	6,232	13,815	14,405
Total noninterest expense	$76,694	$72,869	$224,956	$212,176
Income before income tax expense	$50,472	$48,476	$149,472	$151,768
Income tax expense	11,499	11,043	33,598	34,193
Net income	$38,973	$37,433	$115,874	$117,575
Earnings per share
Basic	$0.91	$0.86	$2.70	$2.71
Diluted	$0.90	$0.86	$2.68	$2.69

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In thousands)
Net income	$38,973	$37,433	$115,874	$117,575
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(78,653)	$(7,426)	$(214,543)	$(21,329)
Tax effect	19,663	1,857	53,636	5,332
Unrealized net holding (losses) gains arising during the period, net	$(58,990)	$(5,569)	$(160,907)	$(15,997)

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$125	$149	$393	$434
Tax effect	(31)	(38)	(98)	(109)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$94	$111	$295	$325

Total securities available for sale, net	$(58,896)	$(5,458)	$(160,612)	$(15,672)

Cash flow hedges:
Reclassification of net unrealized losses on cash flow hedges to interest expense, gross	$-	$-	$-	$21
Tax effect	-	-	-	(5)
Reclassification of net unrealized losses on cash flow hedges to interest expense, net	$-	$-	$-	$16

Total cash flow hedges, net	$-	$-	$-	$16

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$185	$344	$557	$996
Tax effect	(47)	(86)	(140)	(249)
Amortization of prior service cost and actuarial losses, net	$138	$258	$417	$747

Total pension and other benefits, net	$138	$258	$417	$747

Total other comprehensive (loss)	$(58,758)	$(5,200)	$(160,195)	$(14,909)
Comprehensive (loss) income	$(19,785)	$32,233	$(44,321)	$102,666

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at June 30, 2022	$497	$577,345	$909,029	$(124,781)	$(173,534)	$1,188,556
Net income	-	-	38,973	-	-	38,973
Cash dividends - $0.30 per share	-	-	(12,832)	-	-	(12,832)
Net issuance of 2,849 shares to employee and other stock plans	-	(116)	-	-	53	(63)
Stock-based compensation	-	670	-	-	-	670
Other comprehensive (loss)	-	-	-	(58,758)	-	(58,758)
Balance at September 30, 2022	$497	$577,899	$935,170	$(183,539)	$(173,481)	$1,156,546

Balance at June 30, 2021	$497	$576,732	$805,722	$(9,292)	$(148,603)	$1,225,056
Net income	-	-	37,433	-	-	37,433
Cash dividends - $0.28 per share	-	-	(12,138)	-	-	(12,138)
Purchase of 119,342 treasury shares	-	-	-	-	(4,212)	(4,212)
Net issuance of 1,672 shares to employee and other stock plans	-	(73)	-	-	28	(45)
Stock-based compensation	-	563	-	-	-	563
Other comprehensive (loss)	-	-	-	(5,200)	-	(5,200)
Balance at September 30, 2021	$497	$577,222	$831,017	$(14,492)	$(152,787)	$1,241,457

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2021	$497	$576,976	$856,203	$(23,344)	$(159,879)	$1,250,453
Net income	-	-	115,874	-	-	115,874
Cash dividends - $0.86 per share	-	-	(36,907)	-	-	(36,907)
Purchase of 400,000 treasury shares	-	-	-	-	(14,713)	(14,713)
Net issuance of 71,243 shares to employee and other stock plans	-	(3,026)	-	-	1,111	(1,915)
Stock-based compensation	-	3,949	-	-	-	3,949
Other comprehensive (loss)	-	-	-	(160,195)	-	(160,195)
Balance at September 30, 2022	$497	$577,899	$935,170	$(183,539)	$(173,481)	$1,156,546

Balance at December 31, 2020	$497	$578,082	$749,056	$417	$(140,434)	$1,187,618
Net income	-	-	117,575	-	-	117,575
Cash dividends - $0.82 per share	-	-	(35,614)	-	-	(35,614)
Purchase of 400,000 treasury shares	-	-	-	-	(14,083)	(14,083)
Net issuance of 108,599 shares to employee and other stock plans	-	(4,679)	-	-	1,730	(2,949)
Stock-based compensation	-	3,819	-	-	-	3,819
Other comprehensive (loss)	-	-	-	(14,909)	-	(14,909)
Balance at September 30, 2021	$497	$577,222	$831,017	$(14,492)	$(152,787)	$1,241,457

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2022	2021
(In thousands)
Operating activities
Net income	$115,874	$117,575
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	9,470	(11,354)
Depreciation and amortization of premises and equipment	7,581	7,339
Net amortization on securities	2,736	4,460
Amortization of intangible assets	1,725	2,157
Amortization of operating lease right-of-use assets	4,989	5,401
Excess tax benefit on stock-based compensation	(183)	(321)
Stock-based compensation expense	3,949	3,819
Bank owned life insurance income	(4,625)	(4,588)
Amortization of subordinated debt issuance costs	327	328
Proceeds from sale of loans held for sale	4,238	48,371
Originations of loans held for sale	(3,573)	(47,996)
Net gains on sale of loans held for sale	(112)	(280)
Net security losses (gains)	914	(568)
Net gains on sale of other real estate owned	(259)	(44)
Net change in other assets and other liabilities	10,470	12,501
Net cash provided by operating activities	$153,521	$136,800
Investing activities
Net cash used in acquisitions	$(2,534)	$(1,550)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	177,704	308,688
Purchases	(262,861)	(560,884)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	154,194	149,200
Purchases	(351,390)	(216,205)
Equity securities:
Proceeds from calls	-	1,000
Purchases	(1,000)	-
Other:
Net increase in loans	(410,805)	(73,344)
Proceeds from Federal Home Loan Bank stock redemption	6,491	2,355
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(6,285)	(163)
Proceeds from settlement of bank owned life insurance	1,873	3,571
Purchases of bank owned life insurance	-	(40,000)
Purchases of premises and equipment, net	(4,749)	(5,007)
Proceeds from sales of other real estate owned	426	784
Net cash used in investing activities	$(698,936)	$(431,555)
Financing activities
Net (decrease) increase in deposits	$(315,718)	$1,113,486
Net decrease in short-term borrowings	(23,241)	(68,671)
Repayments of long-term debt	(10,673)	(25,077)
Proceeds from the issuance of shares to employee and other stock plans	-	112
Cash paid by employer for tax-withholdings on stock issuance	(1,346)	(1,973)
Purchase of treasury stock	(14,713)	(14,083)
Cash dividends	(36,907)	(35,614)
Net cash (used in) provided by financing activities	$(402,598)	$968,180
Net (decrease) increase in cash and cash equivalents	$(948,013)	$673,425
Cash and cash equivalents at beginning of period	1,269,071	672,681
Cash and cash equivalents at end of period	$321,058	$1,346,106

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$14,456	$17,161
Income taxes paid, net of refund	41,903	39,025
Noncash investing activities:
Loans transferred to other real estate owned	$-	$141
Acquisitions:
Fair value of assets acquired	$705	$-

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2022

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly-owned subsidiaries: the Bank, NBT Financial and NBT Holdings. Collectively, NBT Bancorp Inc. and its subsidiaries are referred to herein as the “Company”. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation. The Company combined ATM and debit card fees with card related income previously reported in Other noninterest income which is now disclosed as Card services income. The Company reclassified Data processing and communications expense into Technology and data services expense. The Company reclassified Equipment expense into Occupancy expense and Technology and data services expense. The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

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

4.	Securities

The amortized cost, estimated fair value and unrealized gains and losses of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2022
U.S. treasury	$132,600	$-	$11,978	$120,622
Federal agency	248,427	-	43,637	204,790
State & municipal	98,126	-	14,311	83,815
Mortgage-backed:
Government-sponsored enterprises	469,757	8	60,393	409,372
U.S. government agency securities	82,086	19	7,966	74,139
Collateralized mortgage obligations:
Government-sponsored enterprises	513,088	35	58,833	454,290
U.S. government agency securities	175,425	1	19,332	156,094
Corporate	58,980	-	5,601	53,379
Total AFS securities	$1,778,489	$63	$222,051	$1,556,501
As of December 31, 2021
U.S. treasury	$73,016	$59	$6	$73,069
Federal agency	248,454	-	8,523	239,931
State & municipal	95,531	116	1,559	94,088
Mortgage-backed:
Government-sponsored enterprises	538,036	8,036	5,589	540,483
U.S. government agency securities	65,339	1,108	255	66,192
Collateralized mortgage obligations:
Government-sponsored enterprises	484,550	2,723	5,113	482,160
U.S. government agency securities	139,380	939	884	139,435
Corporate	50,500	1,516	13	52,003
Total AFS securities	$1,694,806	$14,497	$21,942	$1,687,361

There was no allowance for credit losses on AFS securities as of September 30, 2022 and December 31, 2021.

During the three and nine months ended September 30, 2022 and 2021 there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings.

The amortized cost, estimated fair value and unrealized gains and losses of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2022
Federal agency	$100,000	$-	$21,179	$78,821
Mortgage-backed:
Government-sponsored enterprises	254,889	-	40,946	213,943
U.S. government agency securities	18,403	4	573	17,834
Collateralized mortgage obligations:
Government-sponsored enterprises	203,213	-	14,608	188,605
U.S. government agency securities	67,940	1	9,071	58,870
State & municipal	285,096	2	29,071	256,027
Total HTM securities	$929,541	$7	$115,448	$814,100
As of December 31, 2021
Federal agency	$100,000	$-	$4,365	$95,635
Mortgage-backed:
Government-sponsored enterprises	161,462	2,232	1,319	162,375
U.S. government agency securities	9,112	514	-	9,626
Collateralized mortgage obligations:
Government-sponsored enterprises	94,342	1,932	129	96,145
U.S. government agency securities	44,473	336	674	44,135
State & municipal	323,821	5,026	1,503	327,344
Total HTM securities	$733,210	$10,040	$7,990	$735,260

At September 30, 2022 and December 31, 2021, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of September 30, 2022 and December 31, 2021 because the expectation of nonrepayment of the amortized cost is zero, except for state & municipal securities, which such expected losses from nonrepayment are immaterial.

The Company recorded no gains from calls on HTM securities for the three months ended September 30, 2022. Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $14 thousand for the three months ended September 30, 2021. Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $4 thousand and $29 thousand for the nine months ended September 30, 2022 and 2021, respectively.

AFS and HTM securities with amortized costs totaling $1.74 billion at September 30, 2022 and $1.63 billion at December 31, 2021 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at September 30, 2022 and December 31, 2021, AFS and HTM securities with an amortized cost of $126.2 million and $162.1 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Three Months Ended September 30,
(In thousands)	2022	2021
Net (losses) and gains recognized on equity securities	$(148)	$(114)
Less: Net (losses) and gains recognized on equity securities sold during the period	-	-
Unrealized (losses) and gains recognized on equity securities still held	$(148)	$(114)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net (losses) and gains recognized on equity securities	$(918)	$539
Less: Net (losses) and gains recognized on equity securities sold during the period	-	-
Unrealized (losses) and gains recognized on equity securities still held	$(918)	$539

As of September 30, 2022 and December 31, 2021, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of September 30, 2022 and 2021. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and nine months ended September 30, 2022 and 2021.

The following table sets forth information with regard to contractual maturities of debt securities at September 30, 2022:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$1,644	$1,636
From one to five years	253,118	233,059
From five to ten years	741,574	638,816
After ten years	782,153	682,990
Total AFS debt securities	$1,778,489	$1,556,501
HTM debt securities:
Within one year	$56,687	$56,676
From one to five years	77,429	74,329
From five to ten years	291,847	253,807
After ten years	503,578	429,288
Total HTM debt securities	$929,541	$814,100

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2022 and December 31, 2021.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of September 30, 2022
AFS securities:
U.S. treasury	$120,622	$(11,978)	8	$-	$-	-	$120,622	$(11,978)	8
Federal agency	-	-	-	204,790	(43,637)	16	204,790	(43,637)	16
State & municipal	19,439	(2,716)	16	64,376	(11,595)	52	83,815	(14,311)	68
Mortgage-backed	245,801	(22,675)	160	236,256	(45,684)	24	482,057	(68,359)	184
Collateralized mortgage obligations	381,916	(37,494)	96	223,569	(40,671)	26	605,485	(78,165)	122
Corporate	53,379	(5,601)	17	-	-	-	53,379	(5,601)	17
Total securities with unrealized losses	$821,157	$(80,464)	297	$728,991	$(141,587)	118	$1,550,148	$(222,051)	415

HTM securities:
Federal agency	$-	$-	-	$78,821	$(21,179)	4	$78,821	$(21,179)	4
Mortgage-backed	159,823	(24,108)	25	71,827	(17,411)	9	231,650	(41,519)	34
Collateralized mortgage obligation	204,362	(13,975)	47	42,467	(9,704)	6	246,829	(23,679)	53
State & municipal	154,286	(17,017)	189	40,517	(12,054)	42	194,803	(29,071)	231
Total securities with unrealized losses	$518,471	$(55,100)	261	$233,632	$(60,348)	61	$752,103	$(115,448)	322

As of December 31, 2021
AFS securities:
U.S. treasury	$49,105	$(6)	2	$-	$-	-	$49,105	$(6)	2
Federal agency	41,618	(1,846)	4	198,313	(6,677)	12	239,931	(8,523)	16
State & municipal	87,515	(1,559)	61	-	-	-	87,515	(1,559)	61
Mortgage-backed	281,217	(4,319)	24	39,491	(1,525)	6	320,708	(5,844)	30
Collateralized mortgage obligations	341,673	(5,495)	34	15,774	(502)	4	357,447	(5,997)	38
Corporate	9,987	(13)	2	-	-	-	9,987	(13)	2
Total securities with unrealized losses	$811,115	$(13,238)	127	$253,578	$(8,704)	22	$1,064,693	$(21,942)	149

HTM securities:
Federal agency	$-	$-	-	$95,635	$(4,365)	4	$95,635	$(4,365)	4
Mortgage-backed	103,789	(1,319)	10	-	-	-	103,789	(1,319)	10
Collateralized mortgage obligations	54,612	(803)	6	-	-	-	54,612	(803)	6
State & municipal	52,783	(1,189)	40	8,950	(314)	10	61,733	(1,503)	50
Total securities with unrealized losses	$211,184	$(3,311)	56	$104,585	$(4,679)	14	$315,769	$(7,990)	70

The Company does not believe the AFS securities that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, which consisted of 415 and 149 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of September 30, 2022 and December 31, 2021, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $4.3 million at September 30, 2022 and $3.9 million at December 31, 2021 and is excluded from the estimate of credit losses and reported in the financial statement line for other assets.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of September 30, 2022 and December 31, 2021. There was no accrued interest reversed against interest income for the three and nine months ended September 30, 2022 or the year ended December 31, 2021 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, 69% and 56%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2022 and December 31, 2021. The remaining HTM debt securities at September 30, 2022 and December 31, 2021 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the Current Expected Credit Losses (“CECL”) approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of September 30, 2022 and December 31, 2021. AIR on HTM debt securities totaled $3.3 million at September 30, 2022 and $2.7 million at December 31, 2021 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

5.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $96.8 million at September 30, 2022, compared to $92.0 million at December 31, 2021. The allowance for credit losses as a percentage of loans was 1.22% at September 30, 2022, compared to 1.23% at December 31, 2021.

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

The quantitative model as of September 30, 2022 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model, particularly significant unknowns relating to downside risks as of the measurement date. The baseline outlook reflected an unemployment rate environment at pre-coronavirus (“COVID-19”) pandemic levels of 3.8% and maintaining those levels to the end of the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the fourth quarter of 2022 at about 4.5% and hover around that level across the forecast period. Other utilized economic variables worsened overall during the fourth quarter of the forecast, with outlooks for annualized growth in retail sales and business output declining from the prior quarter along with housing starts. Key assumptions in the baseline economic outlook included the economy reaching full employment in the coming quarters, further interest rate increases by the Federal Reserve, and the global oil market remaining relatively balanced into 2023. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.0% in the third quarter of 2022 to a peak of 6.9% in the fourth quarter of 2023. The alternative upside scenario incorporated a more optimistic outlook than the baseline scenario, with an imminent return to full employment and northeast unemployment declining to 3.3% by the end of the forecast period. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of September 30, 2022. At September 30, 2022, the weightings were 50%, 0% and 50% for the baseline, upside and downside economic forecasts, respectively. Qualitative adjustments were made for isolated model limitations related to modeled inputs and outputs given abnormally high retail sales and business output growth rates in prior quarters. Additionally, a qualitative adjustment for inflation was added to adjust for potential model limitations arising from the use of a macroeconomic variable denominated in nominal dollar terms. These factors were considered through separate quantitative processes and incorporated into the estimate of current expected credit losses at September 30, 2022.

The quantitative model as of June 30, 2022 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model, particularly significant unknowns relating to downside risks as of the measurement date. The baseline outlook reflected an unemployment rate environment initially at pre-COVID-19 levels of 3.8% but falling below pre-COVID-19 levels by the end of the forecast period to a low of 3.4%. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the third quarter of 2022 at about 9.5% and hover around 5% by the end of the forecast period. Other utilized economic variables worsened overall during the quarter, with outlooks for annualized growth in retail sales and business output declining from the prior quarter along with housing starts. Key assumptions in the baseline economic outlook included the containment of the European conflict to only Russia and Ukraine, further interest rate increases by the Federal Reserve, and achievement of full employment by the end of 2022. The alternative downside scenario assumed deteriorated economic and pandemic related conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.2% in the second quarter of 2022 to a peak of 7.0% in the third quarter of 2023. The alternative upside scenario incorporated a more optimistic outlook than the baseline scenario, with an imminent return to full employment, with northeast unemployment declining to 2.9% by the end of the forecast period. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2022. At June 30, 2022, the weightings were 50%, 0% and 50% for the baseline, upside and downside economic forecasts, respectively. Additionally, qualitative adjustments were made for isolated model limitations related to modeled outputs given abnormally high retail sales and business output growth rates in prior quarters. These factors were considered through separate quantitative processes and incorporated into the estimate of current expected credit losses at June 30, 2022.

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

There were no loans purchased with credit deterioration during the nine months ended September 30, 2022 or the year ended December 31, 2021. During 2022, the Company purchased $8.0 million of residential loans at a slight discount and $50.1 million in consumer loans at par. The allowance for credit losses recorded for these loans on the purchase date was $3.2 million. During 2021, the Company purchased $58.9 million of residential loans at a 2%-5% premium and $92.5 million in consumer loans at par. The allowance for credit losses recorded for these loans on the purchase date was $6.8 million. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $21.2 million at September 30, 2022 and $19.5 million at December 31, 2021 and there was no estimated allowance for credit losses related to AIR as of September 30, 2022 and December 31, 2021.

The following tables present the activity in the allowance for credit losses by portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of June 30, 2022	$32,358	$44,940	$16,302	$93,600
Charge-offs	(624)	(3,951)	(118)	(4,693)
Recoveries	1,282	1,924	203	3,409
Provision	(60)	5,397	(853)	4,484
Ending balance as of September 30, 2022	$32,956	$48,310	$15,534	$96,800

Balance as of June 30, 2021	$44,191	$34,881	$19,428	$98,500
Charge-offs	(1,492)	(3,083)	(312)	(4,887)
Recoveries	354	2,143	232	2,729
Provision	(9,875)	7,130	(597)	(3,342)
Ending balance as of September 30, 2021	$33,178	$41,071	$18,751	$93,000

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2021	$28,941	$44,253	$18,806	$92,000
Charge-offs	(1,659)	(11,051)	(520)	(13,230)
Recoveries	2,212	5,693	655	8,560
Provision	3,462	9,415	(3,407)	9,470
Ending balance as of September 30, 2022	$32,956	$48,310	$15,534	$96,800

Balance as of December 31, 2020	$50,942	$37,803	$21,255	$110,000
Charge-offs	(2,123)	(10,702)	(731)	(13,556)
Recoveries	533	6,506	871	7,910
Provision	(16,174)	7,464	(2,644)	(11,354)
Ending balance as of September 30, 2021	$33,178	$41,071	$18,751	$93,000

The increase in the allowance for credit losses from December 31, 2021 and June 30, 2022 to September 30, 2022 was due to an increase in loan balances and a modest deterioration in the economic forecast. The decrease in the allowance for credit losses from December 31, 2020 and June 30, 2021 to September 30, 2021 was primarily due to an improvement in the economic forecast.

Individually Evaluated Loans

As of September 30, 2022, there were four relationships identified to be evaluated for loss on an individual basis which, in aggregate, had an amortized cost basis of $4.3 million, with no allowance for credit loss. As of December 31, 2021, there were five relationships identified to be evaluated for loss on an individual basis with an aggregate amortized cost basis of $10.2 million and no allowance for credit loss. The decrease in the amortized cost basis on an individual basis from December 31, 2021 to September 30, 2022 was primarily due to principal payments and resolution of one relationship in which the cost basis was substantially collected and the related $0.8 million allowance for credit losses was reversed.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of September 30, 2022
Commercial loans:
C&I	$356	$272	$-	$628	$3,951	$1,232,057	$1,236,636
CRE	-	-	-	-	5,839	2,604,852	2,610,691
PPP	60	-	-	60	-	3,268	3,328
Total commercial loans	$416	$272	$-	$688	$9,790	$3,840,177	$3,850,655
Consumer loans:
Auto	$7,969	$1,047	$462	$9,478	$1,399	$913,068	$923,945
Other consumer	5,234	2,104	1,086	8,424	357	1,031,095	1,039,876
Total consumer loans	$13,203	$3,151	$1,548	$17,902	$1,756	$1,944,163	$1,963,821
Residential	$3,182	$390	$1,184	$4,756	$7,552	$2,078,000	$2,090,308
Total loans	$16,801	$3,813	$2,732	$23,346	$19,098	$7,862,340	$7,904,784

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2021
Commercial loans:
C&I	$622	$-	$-	$622	$3,618	$1,126,430	$1,130,670
CRE	1,219	132	-	1,351	12,726	2,550,910	2,564,987
PPP	-	-	-	-	-	101,222	101,222
Total commercial loans	$1,841	$132	$-	$1,973	$16,344	$3,778,562	$3,796,879
Consumer loans:
Auto	$6,911	$1,547	$545	$9,003	$1,295	$816,210	$826,508
Other consumer	3,789	1,816	1,105	6,710	233	832,447	839,390
Total consumer loans	$10,700	$3,363	$1,650	$15,713	$1,528	$1,648,657	$1,665,898
Residential	$2,481	$420	$808	$3,709	$12,413	$2,019,560	$2,035,682
Total loans	$15,022	$3,915	$2,458	$21,395	$30,285	$7,446,779	$7,498,459

As of September 30, 2022 and December 31, 2021, there were no loans in nonaccrual without an allowance for credit losses.

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

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by year of origination (vintage):

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2022
C&I
By internally assigned grade:
Pass	$245,005	$266,027	$184,084	$97,714	$43,160	$34,942	$332,028	$3,795	$1,206,755
Special mention	832	591	194	172	1,575	1,340	2,285	-	6,989
Substandard	-	1,661	490	3,725	116	3,550	11,991	1,353	22,886
Doubtful	-	-	-	-	-	6	-	-	6
Total C&I	$245,837	$268,279	$184,768	$101,611	$44,851	$39,838	$346,304	$5,148	$1,236,636

CRE
By internally assigned grade:
Pass	$280,862	$471,072	$443,924	$332,477	$224,344	$600,377	$142,329	$36,163	$2,531,548
Special mention	609	771	35	2,663	4,686	26,099	850	-	35,713
Substandard	-	-	59	4,068	2,049	31,701	5,553	-	43,430
Total CRE	$281,471	$471,843	$444,018	$339,208	$231,079	$658,177	$148,732	$36,163	$2,610,691

PPP
By internally assigned grade:
Pass	$-	$3,328	$-	$-	$-	$-	$-	$-	$3,328
Total PPP	$-	$3,328	$-	$-	$-	$-	$-	$-	$3,328

Auto
By payment activity:
Performing	$383,328	$262,078	$85,865	$115,909	$55,123	$19,781	$-	$-	$922,084
Nonperforming	273	519	389	418	237	25	-	-	1,861
Total auto	$383,601	$262,597	$86,254	$116,327	$55,360	$19,806	$-	$-	$923,945

Other consumer
By payment activity:
Performing	$400,118	$325,016	$118,278	$88,449	$56,685	$30,060	$19,820	$7	$1,038,433
Nonperforming	182	649	199	125	39	211	13	25	1,443
Total other consumer	$400,300	$325,665	$118,477	$88,574	$56,724	$30,271	$19,833	$32	$1,039,876

Residential
By payment activity:
Performing	$200,520	$347,085	$215,272	$161,759	$162,244	$742,940	$240,655	$11,097	$2,081,572
Nonperforming	109	833	644	268	847	5,894	21	120	8,736
Total residential	$200,629	$347,918	$215,916	$162,027	$163,091	$748,834	$240,676	$11,217	$2,090,308

Total loans	$1,511,838	$1,679,630	$1,049,433	$807,747	$551,105	$1,496,926	$755,545	$52,560	$7,904,784

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
C&I
By internally assigned grade:
Pass	$335,685	$219,931	$114,617	$64,310	$20,137	$32,146	$280,476	$15,731	$1,083,033
Special mention	148	5,255	4,641	2,430	2,699	1,111	11,835	522	28,641
Substandard	1,482	874	7,010	187	2,582	3,272	3,512	34	18,953
Doubtful	-	-	-	1	42	-	-	-	43
Total C&I	$337,315	$226,060	$126,268	$66,928	$25,460	$36,529	$295,823	$16,287	$1,130,670

CRE
By internally assigned grade:
Pass	$489,300	$434,866	$370,377	$236,274	$251,082	$441,310	$141,367	$43,942	$2,408,518
Special mention	789	826	11,235	3,544	15,379	53,372	780	420	86,345
Substandard	-	77	4,539	12,934	12,424	34,563	744	-	65,281
Doubtful	-	-	-	-	-	4,843	-	-	4,843
Total CRE	$490,089	$435,769	$386,151	$252,752	$278,885	$534,088	$142,891	$44,362	$2,564,987

PPP
By internally assigned grade:
Pass	$92,884	$8,338	$-	$-	$-	$-	$-	$-	$101,222
Total PPP	$92,884	$8,338	$-	$-	$-	$-	$-	$-	$101,222

Auto
By payment activity:
Performing	$351,778	$129,419	$183,959	$101,441	$46,007	$12,064	$-	$-	$824,668
Nonperforming	305	319	457	411	266	82	-	-	1,840
Total auto	$352,083	$129,738	$184,416	$101,852	$46,273	$12,146	$-	$-	$826,508

Other consumer
By payment activity:
Performing	$427,401	$151,300	$116,451	$78,523	$29,705	$15,660	$19,011	$1	$838,052
Nonperforming	216	429	249	134	238	33	18	21	1,338
Total other consumer	$427,617	$151,729	$116,700	$78,657	$29,943	$15,693	$19,029	$22	$839,390

Residential
By payment activity:
Performing	$345,338	$226,723	$179,087	$179,575	$146,611	$687,863	$246,103	$11,161	$2,022,461
Nonperforming	-	1,411	643	1,072	1,534	8,522	-	39	13,221
Total residential	$345,338	$228,134	$179,730	$180,647	$148,145	$696,385	$246,103	$11,200	$2,035,682

Total loans	$2,045,326	$1,179,768	$993,265	$680,836	$528,706	$1,294,841	$703,846	$71,871	$7,498,459

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for losses on unfunded commitments totaled $5.3 million as of September 30, 2022, compared to $5.1 million as of December 31, 2021.

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

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer loans:
Auto	-	$-	$-	1	$20	$20
Total consumer loans	-	$-	$-	1	$20	$20
Residential	6	$613	$682	3	$460	$507
Total TDRs	6	$613	$682	4	$480	$527

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer loans:
Auto	-	$-	$-	2	$38	$38
Total consumer loans	-	$-	$-	2	$38	$38
Residential	10	$829	$928	9	$1,071	$1,183
Total TDRs	10	$829	$928	11	$1,109	$1,221
The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
C&I	1	$320	-	$-
Total commercial loans	1	$320	-	$-
Residential	18	$869	19	$1,401
Total TDRs	19	$1,189	19	$1,401

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
C&I	1	$320	-	$-
Total commercial loans	1	$320	-	$-
Consumer loans:
Auto	1	$11	2	$18
Total consumer loans	1	$11	2	$18
Residential	44	$2,320	39	$2,356
Total TDRs	46	$2,651	41	$2,374

6.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at September 30, 2022. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives of Alliance Financial Corporation (“Alliance”) when the Company acquired Alliance. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits”.

In addition, the Company provides certain health care benefits for retired employees. Benefits were accrued over the employees’ active service period. Only employees that were employed by the Company on or before January 1, 2000 are eligible to receive post-retirement health care benefits. In addition, the Company assumed post-retirement medical and life insurance benefits for certain Alliance employees, retirees and their spouses, if applicable, in the Alliance acquisition. These post-retirement benefits are referred to herein as “Other Benefits”.

The Company made no voluntary contributions to the pension and other benefits plans during the three and nine months ended September 30, 2022 and 2021.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Components of net periodic (benefit) cost:
Service cost	$506	$517	$2	$2
Interest cost	690	679	42	45
Expected return on plan assets	(2,220)	(2,197)	-	-
Net amortization	183	331	2	13
Total net periodic (benefit) cost	$(841)	$(670)	$46	$60

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Components of net periodic (benefit) cost:
Service cost	$1,574	$1,486	$6	$6
Interest cost	2,078	2,034	124	135
Expected return on plan assets	(6,676)	(6,602)	-	-
Net amortization	553	957	4	39
Total net periodic (benefit) cost	$(2,471)	$(2,125)	$134	$180

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended September 30,
(In thousands, except per share data)	2022	2021
Basic EPS:
Weighted average common shares outstanding	42,838	43,360
Net income available to common stockholders	$38,973	$37,433
Basic EPS	$0.91	$0.86

Diluted EPS:
Weighted average common shares outstanding	42,838	43,360
Dilutive effect of common stock options and restricted stock	273	271
Weighted average common shares and common share equivalents	43,111	43,631
Net income available to common stockholders	$38,973	$37,433
Diluted EPS	$0.90	$0.86

	Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021
Basic EPS:
Weighted average common shares outstanding	42,940	43,464
Net income available to common stockholders	$115,874	$117,575
Basic EPS	$2.70	$2.71

Diluted EPS:
Weighted average common shares outstanding	42,940	43,464
Dilutive effect of common stock options and restricted stock	254	305
Weighted average common shares and common share equivalents	43,194	43,769
Net income available to common stockholders	$115,874	$117,575
Diluted EPS	$2.68	$2.69

There was a nominal number of weighted average stock options outstanding for the three and nine months ended September 30, 2022 and September 30, 2021, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

8.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statement of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	September 30, 2022	September 30, 2021
AFS securities:
Amortization of unrealized gains related to securities transfer	$125	$149	Interest income
Tax effect	$(31)	$(38)	Income tax (benefit)
Net of tax	$94	$111

Cash flow hedges:
Net unrealized losses on cash flow hedges reclassified to interest expense	$-	$-	Interest expense
Tax effect	$-	$-	Income tax (benefit)
Net of tax	$-	$-

Pension and other benefits:
Amortization of net losses	$156	$317	Other noninterest expense
Amortization of prior service costs	29	27	Other noninterest expense
Tax effect	$(47)	$(86)	Income tax (benefit)
Net of tax	$138	$258

Total reclassifications, net of tax	$232	$369

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line item in the Consolidated Statement of Comprehensive Income (Loss)
	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021
AFS securities:
Amortization of unrealized gains related to securities transfer	$393	$434	Interest income
Tax effect	$(98)	$(109)	Income tax (benefit)
Net of tax	$295	$325

Cash flow hedges:
Net unrealized losses on cash flow hedges reclassified to interest expense	$-	$21	Interest expense
Tax effect	$-	$(5)	Income tax (benefit)
Net of tax	$-	$16

Pension and other benefits:
Amortization of net losses	$470	$913	Other noninterest expense
Amortization of prior service costs	87	83	Other noninterest expense
Tax effect	$(140)	$(249)	Income tax (benefit)
Net of tax	$417	$747

Total reclassifications, net of tax	$712	$1,088

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

As of September 30, 2022 and December 31, 2021, the Company had fifteen and eighteen risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of September 30, 2022
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,380,347	Other assets	$124,892	$1,380,347	Other liabilities	$124,892
Risk participation agreements	89,472	Other assets	51	18,982	Other liabilities	11
Total derivatives not designated as hedging instruments			$124,943			$124,903
Netting adjustments(1)			26,369			(41)
Net derivatives in the balance sheet			$98,574			$124,944
Derivatives not offset on the balance sheet			$9			$9
Cash collateral(2)			-			-
Net derivative amounts			$98,565			$124,935

As of December 31, 2021
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,342,187	Other assets	$60,203	$1,342,187	Other liabilities	$60,203
Risk participation agreements	90,938	Other assets	252	37,193	Other liabilities	60
Total derivatives not designated as hedging instruments			$60,455			$60,263
Netting adjustments(1)			(170)			5,482
Net derivatives in the balance sheet			$60,625			$54,781
Derivatives not offset on the balance sheet			$5,455			$5,455
Cash collateral(2)			-			43,420
Net derivative amounts			$55,170			$5,906

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate derivatives - included component
Amount of loss reclassified from AOCI into interest expense	$-	$-	$-	$21

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
(Decrease) in other income	$(33)	$(307)	$(152)	$(382)

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	September 30, 2022
Assets:
AFS securities
U.S. treasury	$120,622	$-	$-	$120,622
Federal agency	-	204,790	-	204,790
State & municipal	-	83,815	-	83,815
Mortgage-backed	-	483,511	-	483,511
Collateralized mortgage obligations	-	610,384	-	610,384
Corporate	-	53,379	-	53,379
Total AFS securities	$120,622	$1,435,879	$-	$1,556,501
Equity securities	29,428	1,000	-	30,428
Derivatives	-	124,943	-	124,943
Total	$150,050	$1,561,822	$-	$1,711,872

Liabilities:
Derivatives	$-	$124,903	$-	$124,903
Total	$-	$124,903	$-	$124,903

(In thousands)	Level 1	Level 2	Level 3	December 31, 2021
Assets:
AFS securities
U.S. treasury	$73,069	$-	$-	$73,069
Federal agency	-	239,931	-	239,931
State & municipal	-	94,088	-	94,088
Mortgage-backed	-	606,675	-	606,675
Collateralized mortgage obligations	-	621,595	-	621,595
Corporate	-	52,003	-	52,003
Total AFS securities	$73,069	$1,614,292	$-	$1,687,361
Equity securities	32,550	1,000	-	33,550
Derivatives	-	60,625	-	60,625
Total	$105,619	$1,675,917	$-	$1,781,536

Liabilities:
Derivatives	$-	$60,263	$-	$60,263
Total	$-	$60,263	$-	$60,263

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent impaired loans and HTM securities. The non-recurring fair value measurements recorded during the three and nine month periods ended September 30, 2022 and the year ended December 31, 2021 were related to impaired loans, write-downs of other real estate owned and write-down of branch assets to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		September 30, 2022		December 31, 2021
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$929,541	$814,100	$733,210	$735,260
Net loans	3	7,808,071	7,538,178	7,407,289	7,530,768
Financial liabilities:
Time deposits	2	$445,673	$428,762	$501,472	$500,717
Long-term debt	2	3,322	3,066	13,995	14,260
Subordinated debt	1	100,000	96,025	100,000	107,402
Junior subordinated debt	2	101,196	96,107	101,196	107,569

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

Net Loans

Net loans include portfolio loans and loans held for sale. Loans were first segregated by type and then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments, including credit risk, illiquidity risk and other market factors to calculate the exit price fair value in accordance with ASC 820.

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s credit worthiness. Commitments to extend credit and unused lines of credit totaled $2.40 billion at September 30, 2022 and $2.30 billion at December 31, 2021.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $54.3 million at September 30, 2022 and $55.1 million at December 31, 2021. As of September 30, 2022 and December 31, 2021, the fair value of the Company’s standby letters of credit was not significant.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021 for an understanding of the following discussion and analysis. Operating results for the three and nine month periods ending September 30, 2022 are not necessarily indicative of the results of the full year ending December 31, 2022 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by NBT Bancorp Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war, including international military conflicts, or terrorism; (8) the timely development and acceptance of new products and services and the perceived overall value of these products and services by users; (9) changes in consumer spending, borrowing and saving habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisition and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, Economic Growth, Regulatory Relief, Consumer Protection Act of 2018, Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and other legislative and regulatory responses to the coronavirus (“COVID-19”) pandemic; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; (20) the adverse impact on the U.S. economy, including the markets in which we operate, of the COVID-19 global pandemic or other public health crises; and (21) the Company’s success at managing the risks involved in the foregoing items.

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

One of the most significant judgements involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of September 30, 2022, the model incorporated a baseline economic outlook along with an alternative downside scenario. All else held equal, the changes in the weightings of our forecasted scenarios would impact the amount of estimated allowance for credit losses through changes in the quantitative reserve and scenario-specific qualitative adjustments. To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of September 30, 2022, the Company increased the downside scenario weighting by 10% to 60% and decreased the baseline scenario to 40% weighting which resulted in a 3% increase in the overall estimated allowance for credit losses.

The Company’s policies on the CECL method for allowance for credit losses are disclosed in Note 1 to the consolidated financial statements presented in our 2021 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2021 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported. Refer to Note 3 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company’s results for the three and nine months ended September 30, 2022:

●	net income for the three months ended September 30, 2022 was $39.0 million, up $1.5 million from the third quarter of 2021 and up $1.2 million from the second quarter of 2022;
●	diluted earnings per share of $0.90 for the three months ended September 30, 2022, up $0.04 from the third quarter of 2021 and up $0.02 from the second quarter of 2022;
●
noninterest income for the three months ended September 30, 2022 was $37.2 million, down $3.2 million from the third quarter of 2021 and down $4.5 million from the second quarter of 2022; represents 28% of total revenues excluding securities gains (losses);

●	period end loans were $7.90 billion, up 7.2%, annualized, from December 31, 2021 (9.1% excluding Paycheck Protection Program (“PPP”) loans);
●
strong credit quality metrics including net charge-offs to average loans of 0.07% annualized for the three months ended September 30, 2022 and 0.08% annualized for the nine months ended September 30, 2022, and allowance for loan losses to total loans at 1.22%;

●	book value per share of $27.00 at September 30, 2022; tangible book value per share(1) was $20.25 at September 30, 2022, $20.99 at June 30, 2022 and $21.95 at September 30, 2021.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

COVID-19 Pandemic

The COVID-19 pandemic and countermeasures taken to contain its spread have caused economic and financial disruptions globally. The impact of the COVID-19 pandemic on the Company’s results of operations and the ultimate effect of the pandemic will depend on numerous factors that are highly uncertain, including how long restrictions for business and individuals will last, further information around the severity of the virus and any variants, additional actions taken by federal, state and local governments to contain and treat COVID-19 and what, if any, additional government relief will be provided. The expected impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has not fully manifested. The pandemic appears to be slowly receding, and thus becoming less disruptive on the Company’s business, financial condition, results of operations, and its clients as of September 30, 2022. However, economic uncertainty remains high and volatility is expected to continue. The Company continues to monitor the impact of the COVID-19 pandemic on its business and customers, and believes its historically strong underwriting practices, diverse and granular portfolios and geographic footprint will help to mitigate any adverse impact to the Company.

The Company participated in the Small Business Administration’s (“SBA”) PPP, a guaranteed, forgivable loan program created under the CARES Act and the Consolidated Appropriation Act targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the SBA, the guarantee is backed by the full faith and credit of the United States government. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. The Company processed approximately 6,100 loans totaling $835 million in relief. The Company is supporting the forgiveness process under the PPP with online resources, educational webinars and a partnership with a certified public accounting firm. As of September 30, 2022, the Company has received payment from the SBA on 5,980 loans totaling $804 million and total forgiveness and paydown is equal to 99% of the original balance.

Results of Operations

The Company reported net income of $39.0 million for the three months ended September 30, 2022, up $1.2 million from $37.8 million for the second quarter of 2022 and up $1.5 million from $37.4 million for the third quarter of 2021. Net interest income was $94.5 million for the three months ended September 30, 2022, up $6.9 million, or 7.9%, from the second quarter of 2022 and up $16.8 million, or 21.6% from the third quarter of 2021. Average interest-earning assets were down $255.7 million, or 2.3% from the prior quarter and comparable to the third quarter of 2021. The provision for loan losses was $4.5 million for three months ended September 30, 2022, as compared with $4.4 million in the second quarter of 2022 and a net benefit of $3.3 million in the third quarter of 2021.

The Company reported net income of $115.9 million for the nine months ended September 30, 2022, down $1.7 million from $117.6 million for the same period last year. Net interest income was $262.4 million for the nine months ended September 30, 2022, up $26.5 million, or 11.2% from $235.9 million for the nine months ended September 30, 2021. Average interest-earning assets were up $429.8 million, or 4.1% from the same period last year. The provision for loan losses was $9.5 million for the nine months ended September 30, 2022, as compared to a net benefit of $11.4 million for the nine months ended September 30, 2021.

The following table sets forth certain financial highlights:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Performance:
Diluted earnings per share	$0.90	$0.88	$0.86	$2.68	$2.69
Return on average assets(2)	1.33%	1.28%	1.26%	1.31%	1.37%
Return on average equity(2)	12.87%	12.73%	12.04%	12.79%	13.00%
Return on average tangible common equity(2)	17.12%	17.00%	15.97%	17.00%	17.35%
Net interest margin, fully taxable equivalent (“FTE”)(2)	3.51%	3.21%	2.88%	3.22%	3.01%
Capital:
Equity to assets	9.94%	10.14%	10.35%	9.94%	10.35%
Tangible equity ratio	7.64%	7.87%	8.13%	7.64%	8.13%
Book value per share	$27.00	$27.75	$28.65	$27.00	$28.65
Tangible book value per share	$20.25	$20.99	$21.95	$20.25	$21.95
Leverage ratio	10.21%	9.77%	9.47%	10.21%	9.47%
Common equity tier 1 capital ratio	12.17%	12.14%	12.20%	12.17%	12.20%
Tier 1 capital ratio	13.27%	13.27%	13.39%	13.27%	13.39%
Total risk-based capital ratio	15.50%	15.50%	15.74%	15.50%	15.74%

The following table provide non-GAAP reconciliations:

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Return on average tangible common equity:
Net income	$38,973	$37,775	$37,433	$115,874	$117,575
Amortization of intangible assets (net of tax)	408	409	497	1,294	1,618
Net income, excluding intangible amortization	$39,381	$38,184	$37,930	$117,168	$119,193
Average stockholders’ equity	$1,201,656	$1,190,585	$1,233,045	$1,210,998	$1,209,586
Less: average goodwill and other intangibles	289,296	289,584	290,492	289,366	291,177
Average tangible common equity	$912,360	$901,001	$942,553	$921,632	$918,409
Return on average tangible common equity (2)	17.12%	17.00%	15.97%	17.00%	17.35%
Tangible equity ratio:
Stockholders’ equity	$1,156,546	$1,188,556	$1,241,457	$1,156,546	$1,241,457
Intangibles	289,083	289,259	290,119	289,083	290,119
Assets	$11,640,742	$11,720,459	$11,994,411	$11,640,742	$11,994,411
Tangible equity ratio	7.64%	7.87%	8.13%	7.64%	8.13%
Tangible book value:
Stockholders’ equity	$1,156,546	$1,188,556	$1,241,457	$1,156,546	$1,241,457
Intangibles	289,083	289,259	290,119	289,083	290,119
Tangible equity	$867,463	$899,297	$951,338	$867,463	$951,338
Diluted common shares outstanding	42,839	42,836	43,338	42,839	43,338
Tangible book value per share	$20.25	$20.99	$21.95	$20.25	$21.95
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

Net interest income was $94.5 million for the third quarter of 2022, up $6.9 million, or 7.9%, from the previous quarter. PPP loan interest and fees recognized into interest income for the three months ended September 30, 2022 was $0.3 million compared to $1.3 million for the previous quarter. The FTE net interest margin was 3.51% for the three months ended September 30, 2022, an increase of 30 basis points (“bps”) from the previous quarter. Interest income increased $7.7 million, or 8.5%, as the yield on average interest-earning assets increased 33 bps from the prior quarter to 3.68%, while average interest-earning assets of $10.73 billion decreased $255.7 million from the prior quarter, primarily due to a decrease in short-term interest-bearing accounts (“excess liquidity”), resulting primarily from the incremental deployment of excess liquidity into loans and investment securities. Interest expense was up $0.8 million, or 21.5%, as the cost of interest-bearing liabilities increased 6 bps to 0.29% for the quarter ended September 30, 2022, driven by an increase in the cost of deposits and the higher interest rate on borrowings.

Net interest income was $94.5 million for the third quarter of 2022, up $16.8 million, or 21.6%, from the third quarter of 2021. PPP loan interest and fees recognized into interest income for the three months ended September 30, 2022 was $0.3 million compared to $2.9 million for the third quarter of 2021. The FTE net interest margin was 3.51% for the three months ended September 30, 2022, an increase of 63 bps from the third quarter of 2021. Interest income increased $17.0 million, or 20.7%, as the yield on average interest-earning assets increased 63 bps from the same period in 2021 to 3.68%, while average interest-earning assets of $10.73 billion was comparable with the third quarter of 2021 as the decrease in excess liquidity was fully offset by the increase in loans and investment securities. Interest expense was up $0.2 million, or 4.3%, as the cost of interest-bearing liabilities increased 2 bps to 0.29% for the quarter ended September 30, 2022, driven by the higher interest rate on borrowings.

Net interest income for the first nine months of 2022 was $262.4 million, up $26.5 million, or 11.2%, from the same period in 2021. PPP loan interest and fees recognized into interest income for the nine months ended September 30, 2022 was $3.6 million compared to $13.8 million for the same period in 2021. FTE net interest margin was 3.22% for the nine months ended September 30, 2022, an increase of 21 bps from the same period in 2021. Interest income increased $24.3 million, or 9.7%, as the yield on average interest-earning assets increased 17 bps from the same period in 2021 to 3.37%, while average interest-earning assets of $10.93 billion increased $429.8 million primarily due to an increase in average loans and investment securities. Interest expense was down $2.2 million, or 14.8%, for the nine months ended September 30, 2022 as compared to the same period in 2021 as the cost of interest-bearing liabilities decreased 5 bps to 0.25%, driven by interest-bearing deposit costs decreasing 7 bps.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$191,463	$1,209	2.51%	$1,014,120	$403	0.16%
Securities taxable (1)	2,491,315	11,478	1.83%	1,923,700	7,907	1.63%
Securities tax-exempt (1) (3)	211,306	1,318	2.47%	246,685	1,225	1.97%
Federal Reserve Bank and FHLB stock	25,182	220	3.47%	25,154	121	1.91%
Loans (2) (3)	7,808,025	85,326	4.34%	7,517,839	72,857	3.84%
Total interest-earning assets	$10,727,291	$99,551	3.68%	$10,727,498	$82,513	3.05%
Other assets	887,378			1,019,797
Total assets	$11,614,669			$11,747,295

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,332,341	$877	0.15%	$2,580,570	$1,266	0.19%
NOW deposit accounts	1,548,115	800	0.21%	1,442,678	183	0.05%
Savings deposits	1,854,122	149	0.03%	1,691,539	219	0.05%
Time deposits	455,168	407	0.35%	565,216	880	0.62%
Total interest-bearing deposits	$6,189,746	$2,233	0.14%	$6,280,003	$2,548	0.16%
Federal funds purchased	1,522	13	3.39%	-	-	-
Repurchase agreements	69,048	17	0.10%	99,703	28	0.11%
Short-term borrowings	6,440	54	3.33%	-	-	-
Long-term debt	3,331	20	2.38%	14,029	89	2.52%
Subordinated debt, net	98,748	1,360	5.46%	98,311	1,359	5.48%
Junior subordinated debt	101,196	1,039	4.07%	101,196	517	2.03%
Total interest-bearing liabilities	$6,470,031	$4,736	0.29%	$6,593,242	$4,541	0.27%
Demand deposits	$3,708,131			$3,676,883
Other liabilities	234,851			244,125
Stockholders’ equity	1,201,656			1,233,045
Total liabilities and stockholders’ equity	$11,614,669			$11,747,295
Net interest income (FTE)		$94,815			$77,972
Interest rate spread			3.39%			2.78%
Net interest margin (FTE)			3.51%			2.88%
Taxable equivalent adjustment		$337			$298
Net interest income		$94,478			$77,674

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

Nine Months Ended	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$575,517	$2,742	0.64%	$860,067	$763	0.12%
Securities taxable (1)	2,406,042	31,460	1.75%	1,852,963	23,711	1.71%
Securities tax-exempt (1) (3)	242,033	3,664	2.02%	208,438	3,730	2.39%
Federal Reserve Bank and FHLB stock	25,064	654	3.49%	25,290	443	2.34%
Loans (2) (3)	7,683,159	237,290	4.13%	7,555,276	222,821	3.94%
Total interest-earning assets	$10,931,815	$275,810	3.37%	$10,502,034	$251,468	3.20%
Other assets	905,931			984,372
Total assets	$11,837,746			$11,486,406

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,541,927	$2,801	0.15%	$2,557,172	$4,022	0.21%
NOW deposit accounts	1,570,318	1,260	0.11%	1,419,102	531	0.05%
Savings deposits	1,831,485	442	0.03%	1,633,941	625	0.05%
Time deposits	475,966	1,328	0.37%	590,385	3,404	0.77%
Total interest-bearing deposits	$6,419,696	$5,831	0.12%	$6,200,600	$8,582	0.19%
Federal funds purchased	513	13	3.39%	-	-	-
Repurchase agreements	67,279	46	0.09%	101,574	104	0.14%
Short-term borrowings	2,170	54	3.33%	1,740	26	2.07%
Long-term debt	7,509	140	2.49%	15,976	301	2.52%
Subordinated debt, net	98,641	4,078	5.53%	98,204	4,077	5.56%
Junior subordinated debt	101,196	2,325	3.07%	101,196	1,572	2.08%
Total interest-bearing liabilities	$6,697,004	$12,487	0.25%	$6,519,290	$14,662	0.30%
Demand deposits	$3,709,761			$3,514,005
Other liabilities	219,983			243,525
Stockholders’ equity	1,210,998			1,209,586
Total liabilities and stockholders’ equity	$11,837,746			$11,486,406
Net interest income (FTE)		$263,323			$236,806
Interest rate spread			3.12%			2.90%
Net interest margin (FTE)			3.22%			3.01%
Taxable equivalent adjustment		$912			$899
Net interest income		$262,411			$235,907

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended September 30,	Increase (Decrease) 2022 over 2021
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$(578)	$1,384	$806
Securities taxable	2,533	1,038	3,571
Securities tax-exempt	(192)	285	93
Federal Reserve Bank and FHLB stock	-	99	99
Loans	2,896	9,573	12,469
Total FTE interest income	$4,659	$12,379	$17,038
Money market deposit accounts	$(113)	$(276)	$(389)
NOW deposit accounts	14	603	617
Savings deposits	19	(89)	(70)
Time deposits	(148)	(325)	(473)
Federal funds purchased	13	-	13
Repurchase agreements	(8)	(3)	(11)
Short-term borrowings	54	-	54
Long-term debt	(64)	(5)	(69)
Subordinated debt, net	6	(5)	1
Junior subordinated debt	-	522	522
Total FTE interest expense	$(227)	$422	$195
Change in FTE net interest income	$4,886	$11,957	$16,843

Nine Months Ended September 30,	Increase (Decrease) 2022 over 2021
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$(330)	$2,309	$1,979
Securities taxable	7,221	528	7,749
Securities tax exempt	554	(620)	(66)
Federal Reserve Bank and FHLB stock	(4)	215	211
Loans	3,819	10,650	14,469
Total FTE interest income	$11,260	$13,082	$24,342
Money market deposit accounts	$(24)	$(1,197)	$(1,221)
NOW deposit accounts	62	667	729
Savings deposits	69	(252)	(183)
Time deposits	(567)	(1,509)	(2,076)
Federal funds purchased	13	-	13
Repurchase agreements	(29)	(29)	(58)
Short-term borrowings	8	20	28
Long-term debt	(158)	(3)	(161)
Subordinated debt	18	(17)	1
Junior subordinated debt	-	753	753
Total FTE interest expense	$(608)	$(1,567)	$(2,175)
Change in net FTE interest income	$11,868	$14,649	$26,517

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Service charges on deposit accounts	$3,581	$3,489	$11,032	$9,544
Card services income	5,654	9,101	24,100	25,835
Retirement plan administration fees	11,496	10,495	37,451	30,372
Wealth management	8,402	8,783	25,294	25,099
Insurance services	3,892	3,720	11,258	10,689
Bank owned life insurance	1,560	1,548	4,625	4,588
Net securities (losses) gains	(148)	(100)	(914)	568
Other	2,735	3,293	8,641	9,988
Total noninterest income	$37,172	$40,329	$121,487	$116,683

Noninterest income for the three months ended September 30, 2022 was $37.2 million, down $4.5 million, or 10.8%, from the prior quarter and down $3.2 million, or 7.8%, from the third quarter of 2021. Excluding net securities (losses) gains, noninterest income for the three months ended September 30, 2022 was $37.3 million, down $4.9 million, or 11.7%, from the prior quarter and down $3.1 million, or 7.7%, from the third quarter of 2021. The decrease from the prior quarter and the third quarter of 2021 was primarily driven by lower card services income driven by the $3.8 million impact from the Company being subject to the statutory price cap provisions of the Durbin Amendment to the Dodd-Frank Act. In addition, the decrease from the prior quarter was impacted by lower retirement plan administration fees driven by market decline and lower activity-based fees partly offset by higher wealth management fees due to seasonal tax preparation services. The decrease from the third quarter of 2021 was also impacted by lower wealth management fees driven primarily by market performance and lower commercial loan swap fees which were partly offset by higher retirement plan administration driven by higher activity-based fees and organic growth.

Noninterest income for the nine months ended September 30, 2022 was $121.5 million, up $4.8 million, or 4.1%, from the same period in 2021. Excluding net securities (losses) gains, noninterest income for the nine months ended September 30, 2022 was $122.4 million, up $6.3 million, or 5.4%, from the same period in 2021. The increase from the prior year was primarily due to an increase in retirement plan administration fees driven by higher activity-based fees continued organic growth as well as the impact of positive equity market returns over the past year and higher service charges on deposit accounts as the volume of transactions has normalized to near pre-pandemic levels. These increases were partly offset by lower card services income driven by the $3.8 million impact from the Company being subject to the statutory price cap provisions of the Durbin Amendment to the Dodd-Frank Act and lower commercial loan swap fees.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Salaries and employee benefits	$48,371	$44,190	$140,595	$128,462
Technology and data services	9,096	8,421	26,588	26,154
Occupancy	6,481	6,154	19,761	19,413
Professional fees and outside services	3,817	3,784	11,999	11,403
Office supplies and postage	1,469	1,364	4,441	4,478
FDIC expense	787	772	2,399	2,243
Advertising	559	583	1,943	1,502
Amortization of intangible assets	544	663	1,725	2,157
Loan collection and other real estate owned, net	549	706	1,690	1,959
Other	5,021	6,232	13,815	14,405
Total noninterest expense	$76,694	$72,869	$224,956	$212,176

Noninterest expense for the three months ended September 30, 2022 was $76.7 million, up $0.6 million, or 0.8%, from the prior quarter and up $3.8 million, or 5.2%, from the third quarter of 2021. The increase from the prior quarter was primarily driven by higher salaries and employee benefits due to one additional day of payroll in the third quarter and higher levels of incentive compensation accruals which was partly offset by lower other expenses due to seasonal timing of certain expenditures. The increase from the third quarter of 2021 was due to increased salaries and wages including merit pay increases and higher levels of incentive compensation accruals. Technology and data services expense increased from the third quarter of 2021 due to continued investment in digital platform solutions. Other expenses in the third quarter of 2021 included $2.3 million in estimated litigation settlement costs related to a settled lawsuit regarding certain of the Company’s deposit products and related disclosures.

Noninterest expense for the nine months ended September 30, 2022 was $225.0 million, up $12.8 million, or 6.0%, from the same period in 2021. The increase from the prior year was driven by higher salaries and employee benefits due to increased salaries and wages including merit pay increases and higher levels of incentive compensation accruals, along with increased professional fees and outside services due to timing of expenditures. Other expenses decreased from the prior year due in to the 2021 $4.0 million estimated litigation settlement costs previously mentioned, partly offset by higher travel and training expenditures along with an increase in the provision for the reserve for unfunded commitments.

Income Taxes

Income tax expense for the three months ended September 30, 2022 was $11.5 million, up $0.5 million from the prior quarter and up $0.5 million from the third quarter of 2021. The effective tax rate was 22.8% for the third quarter of 2022, compared to 22.5% in the prior quarter and 22.8% for the third quarter of 2021.

Income tax expense for the nine months ended September 30, 2022 was $33.6 million, down $0.6 million from the same period of 2021. The effective tax rate was 22.5% for the nine months ended September 30, 2022 and 2021.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $62.3 million, or 2.5%, from December 31, 2021 to September 30, 2022. The securities portfolio represented 21.6% of total assets as of September 30, 2022 as compared to 20.4% of total assets as of December 31, 2021.

The following table details the composition of securities available for sale, securities held to maturity and equity securities for the periods indicated:

	September 30, 2022	December 31, 2021
Mortgage-backed securities:
With maturities 15 years or less	14%	18%
With maturities greater than 15 years	11%	8%
Collateralized mortgage obligations	37%	34%
Municipal securities	15%	17%
U.S. agency notes	20%	20%
Corporate	2%	2%
Equity securities	1%	1%
Total	100%	100%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated follows:

(In thousands)	September 30, 2022	December 31, 2021
Commercial & industrial	$1,258,871	$1,155,240
Commercial real estate	2,724,728	2,655,367
Paycheck protection program	3,328	101,222
Residential real estate mortgages	1,626,528	1,571,232
Indirect auto	952,757	859,454
Residential solar	728,898	440,016
Home equity	313,557	330,357
Other consumer	296,117	385,571
Total loans	$7,904,784	$7,498,459

(1)	Loans are summarized by business line which does not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans increased by $406.3 million, or 7.2% annualized, from December 31, 2021 to September 30, 2022. Total PPP loans as of September 30, 2022 were $3.3 million (net of unamortized fees). The following PPP loan activity occurred during the nine months ended September 30, 2022: there were no PPP loan originations, $99.3 million of loans forgiven and $3.6 million of interest and fees recognized into interest income. Excluding PPP loans, period end loans increased $504.2 million from December 31, 2021, or 9.1% annualized. Commercial and industrial loans increased $103.6 million to $1.26 billion; commercial real estate loans increased $69.4 million to $2.72 billion; and total consumer loans increased $331.2 million to $3.92 billion. Total loans represent approximately 67.9% of assets as of September 30, 2022, as compared to 62.4% as of December 31, 2021.

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

The allowance for credit losses totaled $96.8 million at September 30, 2022 compared to $93.6 million at June 30, 2022 and $93.0 million at September 30, 2021. The allowance for credit losses as a percentage of loans was 1.22% (1.23% excluding PPP loans) at September 30, 2022, compared to 1.20% (1.21% excluding PPP loans) at June 30, 2022 and 1.23% (1.28% excluding PPP loans) at September 30, 2021. The allowance for credit losses was 443.43% of nonperforming loans at September 30, 2022, compared to 363.23% at June 30, 2022 and 240.45% at September 30, 2021. The allowance for credit losses was 506.86% of nonaccrual loans at September 30, 2022, compared to 395.39% of nonaccrual loans at June 30, 2022 and compared to 260.23% at September 30, 2021. The increase in the allowance for credit losses from June 30, 2022 to September 30, 2022 was primarily due to the deterioration in the forecast of economic conditions, which increased the level of expected credit losses and the increase in loan balances. The increase in allowance for credit losses from September 30, 2021 to September 30, 2022 was primarily due to the slight deterioration in the economic forecast and the increase in loan balances.

The provision for loan losses was $4.5 million for three months ended September 30, 2022, compared to $4.4 million in the prior quarter and a net benefit of $3.3 million for the same period in the prior year. Provision expense increased slightly from the prior quarter driven by modest deterioration of the macro-economic forecasts and providing for loan growth. Provision expense increased from the same period in the prior year driven by providing for loan growth and an increase in the level of allowance for loan losses resulting from less favorable economic forecasts in the current quarter relative to improved economic forecasts that took place at the end of the third quarter in 2021. Net charge-offs totaled $1.3 million during the three months ended September 30, 2022, compared to net charge-offs of $0.8 million during the second quarter of 2022 and $2.2 million in the third quarter of 2021. Net charge-offs to average loans was 7 bps for the three months ended September 30, 2022, compared to 4 bps for the second quarter of 2022 and 11 bps for the three months ended September 30, 2021.

The provision for loan losses was $9.5 million for the nine months ended September 30, 2022, compared to a net benefit of $11.4 million for the nine months ended September 30, 2021. Provision expense increased from the same period in the prior year due primarily to deteriorated economic condition forecast in the current year as compared to significant improvements experienced in the economic condition forecast in the prior year and loan growth experienced during the current year. Net charge-offs totaled $4.7 million during the nine months ended September 30, 2022, compared to net charge-offs of $5.6 million during the nine months ended September 30, 2021.

As of September 30, 2022, the unfunded commitment reserve totaled $5.3 million, compared to $5.1 million as of June 30, 2022 and $5.3 million as of September 30, 2021.

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

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$9,427	49%	$15,942	53%
Residential	4,907	26%	8,862	29%
Consumer	1,756	9%	1,511	5%
Troubled debt restructured loans	3,008	16%	3,970	13%
Total nonaccrual loans	$19,098	100%	$30,285	100%

Loans over 90 days past due and still accruing:
Commercial	$-	-	$-	-
Residential	1,184	43%	808	33%
Consumer	1,548	57%	1,650	67%
Total loans over 90 days past due and still accruing	$2,732	100%	$2,458	100%

Total nonperforming loans	$21,830		$32,743
OREO	-		167
Total nonperforming assets	$21,830		$32,910

Total nonaccrual loans to total loans	0.24%		0.40%
Total nonperforming loans to total loans	0.28%		0.44%
Total nonperforming assets to total assets	0.19%		0.27%
Total allowance for loan losses to total nonperforming loans	443.43%		280.98%
Total allowance for loan losses to nonaccrual loans	506.86%		303.78%

Total nonperforming assets were $21.8 million at September 30, 2022, compared to $32.9 million at December 31, 2021 and $39.5 million at September 30, 2021. Nonperforming loans at September 30, 2022 were $21.8 million, or 0.28% of total loans (0.28% excluding PPP loan originations), compared with $32.7 million, or 0.44% of total loans (0.44% excluding PPP loan originations) at December 31, 2021 and $38.7 million, or 0.51% of total loans (0.53% excluding PPP loan originations) at September 30, 2021. The decrease in nonperforming loans primarily resulted from a reduction in commercial and residential mortgage nonaccrual loans. Total nonaccrual loans were $19.1 million or 0.24% of total loans at September 30, 2022, compared to $30.3 million or 0.40% of total loans at December 31, 2021 and compared to $35.7 million or 0.47% of total loans at September 30, 2021. Past due loans as a percentage of total loans was 0.30% at September 30, 2022 (0.29% excluding PPP loan originations), up from 0.29% at December 31, 2021 (0.29% excluding PPP loan originations) and up from 0.46% at September 30, 2021 (0.48% excluding PPP loan originations).

In addition to nonperforming loans discussed above, the Company has also identified approximately $58.4 million in potential problem loans at September 30, 2022 as compared to $74.9 million at December 31, 2021 and $106.3 million at September 30, 2021. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” The decrease in potential problem loans from September 30, 2021 is primarily due to the improved economic conditions which resulted in loans coming off deferral and returning to payment. Higher risk industries include entertainment, restaurants, retail, healthcare and accommodations. As of September 30, 2022, 8.5% of the Company’s outstanding loans were in higher risk industries due to the COVID-19 pandemic. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $9.92 billion at September 30, 2022, down $0.32 billion, or 3.1%, from December 31, 2021. Total average deposits increased $0.41 billion, or 4.3%, from the same period last year. The growth was driven primarily by an increase of $195.8 million, or 5.6%, in demand deposits, combined with an increase in interest-bearing deposits of $219.1 million, or 3.5%, due to growth in NOW deposit accounts and savings deposit accounts, partly offset by a decrease in time accounts.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $74.6 million at September 30, 2022 compared to $97.8 million at December 31, 2021. Long-term debt was $3.3 million at September 30, 2022 compared to $14.0 million at December 31, 2021.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost, which is being amortized on a straight-line basis, was $2.2 million. As of September 30, 2022 and December 31, 2021 the subordinated debt net of unamortized issuance costs was $98.8 million and $98.5 million, respectively.

Capital Resources

Stockholders’ equity of $1.16 billion represented 9.94% of total assets at September 30, 2022 compared with $1.25 billion, or 10.41% of total assets, as of December 31, 2021. Stockholders’ equity decreased $93.9 million from December 31, 2021 driven by the $160.2 million decrease in accumulated other comprehensive income due primarily to the change in market value of securities available for sale, dividends declared of $36.9 million and the repurchase of common stock of $14.7 million, partly offset by net income of $115.9 million for the nine months ending September 30, 2022. The deferred tax asset related to the unrealized losses in investment securities increased $53.6 million from December 31, 2021.

The Company purchased 400,000 shares of its common stock in the first and second quarter of 2022 at an average price of $36.78 per share under its previously announced share repurchase program. As of September 30, 2022, there were 1,600,000 shares available for repurchase under this plan authorized on December 20, 2021 and set to expire on December 31, 2023.

The Board of Directors considers the Company’s capital levels, earnings position and earnings potential when making dividend decisions. The Board of Directors approved a fourth-quarter 2022 cash dividend of $0.30 per share at a meeting held on October 24, 2022. The dividend, which represents an increase of $0.02 per share, or 7.1%, from the amount paid in the fourth quarter of 2021 will be paid on December 15, 2022 to stockholders of record as of December 1, 2022.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2022 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	September 30, 2022	December 31, 2021
Tier 1 leverage ratio	10.21%	9.41%
Common equity tier 1 capital ratio	12.17%	12.25%
Tier 1 capital ratio	13.27%	13.43%
Total risk-based capital ratio	15.50%	15.73%
Cash dividends as a percentage of net income	31.85%	30.82%
Per common share:
Book value	$27.00	$28.97
Tangible book value(1)	$20.25	$22.26
Tangible equity ratio(2)	7.64%	8.20%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

The primary tool utilized by the ALCO to manage interest rate risk is earnings at risk modeling (interest rate sensitivity analysis). Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates are uploaded into the model to create an ending balance sheet. In addition, the ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (e.g., no change in current interest rates) with a static balance sheet. Three additional models are run in which a gradual increase of 200 bps, a gradual increase of 100 bps and a gradual decrease of 200 bps takes place over a 12-month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded in them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario. The Company also runs other interest rate scenarios to highlight potential interest rate risk.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. In the rising rate scenarios, net interest income is projected to experience an increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, money market deposit accounts and time accounts. Net interest income for the next twelve months in the +200/+100/-200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% reduction in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2022 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps points)	net interest income
+200	3.78%
+100	2.02%
-200	(5.72%)

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of the recovery from the recent economic downturn, related inflationary pressures and FOMC monetary policy. In response to the economic impact of the pandemic, the federal funds rate was reduced by 150 bps in March 2020, term interest rates fell sharply across the yield curve and the Company reduced deposit rates. Inflationary pressures have resulted in a higher overall yield curve, Fed Funds increases of 300 bps so far in 2022 and expectations for continued increases to short-term interest rates. With deposit rates near their historic lows, the Company will focus on managing deposit expense in a rising rate environment while allowing assets to reprice upward.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At September 30, 2022, the Company’s Basic Surplus measurement was 19.1% of total assets, or $2.22 billion, as compared to the December 31, 2021 Basic Surplus of 28.5%, or $3.43 billion, and was above the Company’s minimum of 5% (calculated at $582.0 million and $600.6 million, of period end total assets as September 30, 2022 and December 31, 2021, respectively) set forth in its liquidity policies.

At September 30, 2022 and December 31, 2021, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $3.3 million and $14.0 million, respectively. At September 30, 2022 and December 31, 2021, the Bank had $8.0 million and $81.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.70 billion at September 30, 2022 and $1.67 billion at December 31, 2021. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $0.92 billion and $1.00 billion at September 30, 2022 and December 31, 2021, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.98 billion at September 30, 2022 and $2.03 billion at December 31, 2021. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans as collateral. At September 30, 2022 and December 31, 2021, the Bank had the capacity to borrow $588.2 million and $580.8 million, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $2.88 billion at September 30, 2022 and $2.89 billion at December 31, 2021.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considers its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2022. Higher interest rates could result in deposit declines as depositors have alternative opportunities for yield on their excess funds. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Significant monetary and fiscal policy actions taken by the federal government have helped to mitigate these risks. Enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the COVID-19 pandemic including increasing the frequency of monitoring and adding additional sources of liquidity.

At September 30, 2022, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is depleted, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At September 30, 2022, approximately $133.2 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2022.

NBT BANCORP INC.

By:	/s/ Scott A. Kingsley
Scott A. Kingsley
Chief Financial Officer