Form 10-K
period 2022-12-31
NBT BANCORP INC
filed 2023-03-01
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
Registrant’s telephone number, including area code: (607) 337-2265

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Based on the closing price of the registrant’s common stock as of June 30, 2022, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $1,558,025,644.

The number of shares of common stock outstanding as of February 3, 2023, was 42,901,522.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2023 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2022

PART I

ITEM 1.	BUSINESS

NBT Bancorp Inc. (the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2022 had assets of $11.74 billion and stockholders’ equity of $1.17 billion.

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

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central Connecticut. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers. The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest and dividend income earned on its earning assets, primarily loans and investments and the interest expense paid on its interest-bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan losses and noninterest income, such as service charges on deposit accounts, card services income, retirement plan administration fees, wealth management revenue including financial services and trust revenue, insurance services, bank owned life insurance income and gains/losses on securities sales, as well as noninterest expenses, such as salaries and employee benefits, technology and data services, occupancy, professional fees and outside services, office supplies and postage, amortization of intangible assets, loan collection and other real estate owned (“OREO”) expenses, advertising, Federal Deposit Insurance Corporation (“FDIC”) expenses and other expenses.

NBT Bank, N.A.

The Bank, a full service commercial bank formed in 1856, provides a broad range of financial products to individuals, corporations and municipalities throughout central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central Connecticut.

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

Merger with Salisbury Bancorp, Inc.

On December 5, 2022, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Salisbury Bancorp, Inc. (“Salisbury”), Salisbury Bank and Trust Company (“Salisbury Bank”), and the Bank, pursuant to which the Company will acquire Salisbury. Subject to the terms and conditions of the merger agreement, Salisbury will merge with and into the Company, with the Company as the surviving entity, and immediately thereafter, Salisbury Bank will merge with and into NBT Bank, with NBT Bank as the surviving bank (the “merger”). Under the terms of the merger agreement, each outstanding share of Salisbury common stock will be converted into the right to receive 0.7450 shares of the Company’s common stock. Salisbury had assets of $1.54 billion at December 31, 2022.

Competition

The financial services industry, including commercial banking, is highly competitive, and we encounter strong competition for deposits, loans and other financial products and services in our market area. The increasingly competitive environment is the result of the rate environment, changes in regulation, changes in technology and product delivery systems, additional financial service providers and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers.

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

The table below summarizes the Bank’s deposits and market share as of June 30, 2022 by the thirty-eight counties of New York, Pennsylvania, New Hampshire, Massachusetts, Vermont, Maine and Connecticut. Market share is based on deposits of all commercial banks, credit unions, savings and loans associations and savings banks.

County	State	Deposits in Thousands	Market Share	Market Rank	Number of Branches*	Number of ATMs*
Chenango	NY	$815,939	92.59%	1	11	12
Fulton	NY	652,866	67.56%	1	5	6
Schoharie	NY	307,266	48.36%	1	4	4
Montgomery	NY	436,892	45.24%	1	5	4
Hamilton	NY	56,988	43.94%	2	1	1
Cortland	NY	367,577	38.89%	1	4	6
Otsego	NY	513,121	37.62%	1	8	11
Essex	NY	329,672	32.77%	1	3	4
Madison	NY	391,727	31.86%	2	5	7
Delaware	NY	347,797	28.68%	3	5	5
Susquehanna	PA	273,215	19.73%	2	5	7
Broome	NY	580,368	15.61%	2	7	9
Oneida	NY	704,944	14.88%	2	6	8
St. Lawrence	NY	229,331	14.44%	3	4	4
Pike	PA	128,742	12.82%	4	2	2
Oswego	NY	197,469	10.77%	4	4	5
Herkimer	NY	75,148	9.22%	5	1	1
Wayne	PA	176,403	9.12%	4	3	4
Tioga	NY	48,715	8.72%	4	1	1
Lackawanna	PA	620,344	7.67%	6	10	12
Schenectady	NY	288,903	7.54%	5	2	2
Clinton	NY	135,721	7.16%	5	2	2
Franklin	NY	43,230	6.02%	4	1	1
Onondaga	NY	695,914	5.30%	6	10	10
Saratoga	NY	292,090	4.37%	8	3	4
Warren	NY	113,835	3.98%	4	2	2
Berkshire	MA	181,641	3.70%	7	5	5
Monroe	PA	118,254	3.04%	8	3	3
Chittenden	VT	182,948	2.99%	7	3	4
Cheshire	NH	61,989	2.29%	7	1	1
Albany	NY	371,414	1.69%	9	4	5
Greene	NY	46,485	1.53%	5	1	1
Luzerne	PA	120,150	1.48%	12	2	2
Hillsborough	NH	147,083	0.84%	12	2	2
Rensselaer	NY	18,311	0.67%	11	1	1
Cumberland	ME	35,531	0.24%	16	1	1
Hartford	CT	36,894	0.08%	21	2	1
Merrimack	NH	2,315	0.04%	16	1	1
		$10,147,232			140	161

Source: S&P Global Market Intelligence
* Branch and ATM data is as of December 31, 2022.

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

Human Capital Resources

Diversity, Equity and Inclusion

Our commitment to diversity, equity and inclusion (“DEI”) initiatives remains stronger than ever. In 2022 the Company named a full-time Chief Diversity Officer after several years of leaders executing the responsibility of this role in a shared capacity. With full-time focus, the Chief Diversity Officer will continue to advance our DEI journey with strategies connected to engagement, careers and recruitment, innovation and measurement.

The Company’s DEI strategy has a commitment to enhancing our diversity making us more innovative and effective at meeting the needs of our customers and communities. The Company utilizes a variety of approaches to maximize diversity within each pool of candidates through both internal and external recruitment practices. It is the Company’s belief that these efforts will provide equitable opportunities and contribute to improved products and services, better customer engagement and ultimately enhanced stockholder return.

Both grassroots and executive sponsored strategies continue to be critical to our DEI initiatives. Executive sponsored strategies support leadership opportunities with cross functional/geographic teams, panel discussions and a fireside chat in support of women’s empowerment and being your authentic self and a financial contribution to a community center supporting LGBTQ youth. Our DEI Inclusion Roundtable supports grassroots efforts focusing on raising awareness of various cultural and diverse interests. NBT Communities is an internal social media forum where employees with similar interests across the footprint can connect and get to know each other around a variety of topics. In addition, the Inclusion Roundtable launched Coffee and Connections as a way for employees to convene for thirty minutes over coffee in a virtual setting to discuss generational diversity, neurodiversity, travel interests and more.

The Company has a DEI steering committee comprised of members of the executive team, including the Chief Executive Officer. The plan is shared with our Board of Directors, management and employees, who are often included in implementing specific action items.

More information can be located on the Company’s website at https://www.nbtbank.com/about-us/Diversity-and-Inclusion/.

Investment in Our People

The Company’s focus on investing in our people includes key initiatives to attract, develop and retain our valued employees. Talent acquisition and more importantly, retention, continue to be top priorities especially in the post-pandemic environment and considering the current challenges in the labor market. An Employee Referral Program was implemented in the third quarter resulting in current employees referring 18% of the new employees hired in 2022.

While our employee retention rate remains consistently high, significant effort is placed on retaining our valued employees - stay interviews, career planning conversations, an on-going coaching process, goal setting, individual development plans and enhanced communications all play a part in employee satisfaction. Our 2022 Employee Engagement survey provided insights leading to specific initiatives to enhance future engagement including clarity around business strategies, decision making and development opportunities. Positive feedback relating to high levels of interaction between managers and employees was received.

The Company offers total rewards that address employees at various stages of their personal lives and careers, including a student loan repayment program, financial wellness programs, undergraduate and graduate tuition, paid parental leave, more flexibility in work schedules and paid leave benefits and a retirement transition option. The Company’s incentive programs recognize employees at all levels and are designed to motivate employees to support achievement of company success, with appropriate risk assessment and prevention measures designed to prevent fraud.

Learning and Career Development

The Company’s main priority is to attract and retain top talent by encouraging and promoting internal development. We invested in a variety of development tools and resources for all employees, including the introduction of LinkedIn Learning Library. The LinkedIn Learning Library is intended to make learning and development accessible to all employees in a concise, easily consumable format that enables employees to get the development they need to achieve individual career aspirations. In addition to the library, there are distinct training and development programs strategically designed to attract top talent early in their careers and to further foster the growth and retention of our high potential and emerging leaders. These programs have been designed to meet the objectives outlined in our succession plan. Our Management Development Program aims to attract diverse talent, primarily college seniors by offering accelerated career advancement and mentoring with senior executives. The Company also offers two programs designed for high potential employees, one for employees with prior professional experience and another one targeted to our more experienced employees with direct leadership responsibility. Both programs include a mentor, a coach, 360-degree feedback, individual development plans, presentation skill development and increased visibility to executive leadership. The programs accommodate delivery in both remote and in person learning environments, made possible by utilizing our Microsoft Teams technology which was implemented across the Company to strengthen internal communications, collaboration, and talent development. To support career development, we employ an internal career manager to work as a liaison with employees and managers. The Company also has a robust annual talent review and succession planning process that includes the Board of Directors and senior management.

Engaging Employees

The Company seeks to further refine its culture by soliciting employee opinions using engagement surveys. In addition, the Company regularly uses pulse surveys to explore further the sentiments behind employee well-being, attitudes about remote work, productivity, and work-life balance. A full Engagement Survey was completed in September 2022 to assess the overall level of employee engagement. We were pleased at the high level of engagement and participation in the survey. Divisional and Corporate actions are being developed to address areas employees suggested would be helpful. The Company believes engaged employees will drive retention, encourage discretionary employee effort, and ultimately produce better experiences for our customers.

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

Through our active contribution program, administered by market-based committees with representation from all lines of business, the Company contributed nearly $2.0 million in 2022. Our teams’ efforts to distribute philanthropic resources across our footprint ensure alignment with local needs and support for hundreds of organizations that provide health and human services and promote education, affordable housing, economic development, the arts and agriculture.

A consistent way that the Company and our employees support our communities across our markets is through giving to United Way chapters in the form of corporate pledges and employee campaign contributions. In 2022, these commitments resulted in over $365,000 in funding for United Way chapters that provide resources to local organizations offering critical education, financial, food security and health services.

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

In 2022, the Bank and CEI-Boulos Capital Management, LLC announced the launch of the NBT CEI-Boulos Impact Fund, LLC a $10 million real estate equity investment fund with NBT Bank as the sole investor. The fund is designed to support individuals and communities with low- and moderate income through investments in high-impact, community supported, commercial real estate projects located within the Bank’s Community Reinvestment Act assessment areas in New York. A Social Impact Advisory Board was also appointed to review proposed investments based on each project’s social and environmental impact, alignment with community needs and community support. Areas of the fund’s targeted impact include: projects that support job creation; affordable and workforce housing; Main Street revitalization/historic preservation developments that do not contribute to displacement; developments that serve nonprofit organizations; and environmentally sustainable real estate developments.

Products

The Company offers a comprehensive array of financial products and services for consumers and businesses with options that are beneficial to unbanked and underbanked individuals. Deposit accounts include low balance savings and checking options that feature minimal or no monthly service fees, provide assistance rebuilding positive deposit relationships, and assistance for those just starting a new banking relationship. The new NBT iSelect Account was introduced in 2021 and certified as meeting the Bank On National Account Standards for 2021-2022 and again for 2023-2024. Over 3,200 NBT iSelect Accounts have been opened. These accounts feature no monthly charges for maintenance, inactivity or dormancy, no overdraft fees and no minimum balance requirement. An enhanced digital banking platform incorporates ready access through online and mobile services to current credit score information and a personal financial management tool for budget and expense tracking.

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

The Company offers a financing product to homeowners on a national basis which provides an opportunity to power their homes with sustainable solar energy and reduce their carbon footprint at an affordable price. Services like mobile and online banking, remote deposit capture, electronic loan payments, eStatements and combined statements enable us to support all customers in their efforts to consume less fuel and paper. We continue to digitize loan origination and deposit account opening processes, reducing trips to the bank and paper documents for our customers. Across our footprint, we host community shred days with multiple confidential document destruction companies to promote safe document disposal and recycling.

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

In addition to the summary below, the Company continues to monitor any guidance and developments from U.S. federal and state bank regulators related to the coronavirus (“COVID-19”) pandemic.

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

Federal Home Loan Bank System

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.125% of mortgage related assets at the beginning of each year. The Bank was in compliance with FHLB rules and requirements as of December 31, 2022.

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

In December 2020, the OCC, together with the Board of Governors of the Federal Reserve System and the FDIC, issued an interim final rule to temporarily mitigate transition costs related to the COVID-19 pandemic on community banking organizations with less than $10 billion in total assets as of December 31, 2019. The rule allowed organizations, including the Company, to use assets as of December 31, 2019, to determine the applicability of various regulatory asset thresholds. During 2020, the Company crossed the $10 billion threshold but elected to delay the regulatory implications of crossing the $10 billion threshold until 2022 for these debit card interchange fee standards. The Company became subject to the new standards starting in July 2022.

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

The CARES Act and Initiatives Related to COVID-19

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for the COVID-19 pandemic. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic. The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act of 2021, also initially permitted banks to suspend requirements under generally accepted accounting principles in the United States of America (“GAAP”) for loan modifications to borrowers affected by COVID-19 that would otherwise have been characterized as troubled debt restructurings and suspended any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

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

Management believes that the Company is in compliance with the targeted capital ratios.

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

For purposes of PCA, to be: (1) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (2) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (3) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (4) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; (5) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 2022, the Bank qualified as “well-capitalized” under applicable regulatory capital standards.

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

Community Reinvestment Act of 1977

The Bank has a responsibility under the CRA, as implemented by OCC regulations, to help meet the credit needs of the communities it serves, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Regulators periodically assess the Bank’s record of compliance with the CRA. The Bank’s failure to comply with the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company. The Bank’s most current CRA rating was “Satisfactory.”

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

Employees

At December 31, 2022, the Company had 1,861 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.

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

Risks Related to our Business and Industry

The Company may be adversely affected by conditions in the financial markets and economic conditions generally.

The economy in the United States and globally has experienced volatility in recent years and may continue to do so for the foreseeable future, particularly as a result of the COVID-19 pandemic. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, epidemics and pandemics (including COVID-19), terrorist attacks, acts of war or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including the following:

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

●
competition in the financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions or otherwise; and

●	the value of loans and other assets or collateral securing loans may decrease.

As economic conditions relating to the COVID-19 pandemic have improved, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even though the pandemic has subsided. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with China and the Russian invasion of Ukraine, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Deterioration in local economic conditions may negatively impact our financial performance.

The Company’s success depends primarily on the general economic conditions in central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine, central Connecticut and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Syracuse, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburgh, Glens Falls and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton and Wilkes-Barre, Berkshire County, Massachusetts, southern New Hampshire, Vermont, southern Maine and central Connecticut. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

A downturn in our local economies could cause significant increases in nonperforming loans, which could negatively impact our earnings. Declines in real estate values in our market areas could cause any of our loans to become inadequately collateralized, which would expose us to greater risk of loss. Additionally, a decline in real estate values could result in the decline of originations of such loans, as most of our loans and the collateral securing our loans are located in those areas.

Severe weather, flooding and other effects of climate change and other natural disasters could adversely affect our financial condition, results of operations or liquidity.

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

The Company’s earnings and financial condition, like that of most financial institutions, are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect rates and, therefore, interest income and interest expense. In order to address rising inflation, the FRB raised interest rates in 2022 and may continue to do so; however, the magnitude of any such further increase is not currently known. High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost. The Company may also experience customer attrition due to competitor pricing on both deposits and loans. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

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

As of December 31, 2022, approximately 50% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our commercial and industrial, agricultural, construction and commercial real estate loans.

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

The Company relies on third parties to provide key components for its business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While the Company selects these third party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services by a vendor, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor’s ability to serve the Company. Replacing these third party vendors also could create significant delays and expense that adversely affect the Company’s business and performance.

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

As of December 31, 2022, we had total assets of approximately $11.74 billion. The Dodd-Frank Act, including the Durbin Amendment, and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets. For bank holding companies with more than $10 billion in total consolidated assets, such requirements include, among other things:

●	applicability of Volcker Rule requirements and restrictions;

●	increased capital, leverage, liquidity and risk management standards;

●	examinations by the CFPB for compliance with federal consumer financial protection laws and regulations; and

●	limits on interchange fees from debit cards transactions.

The EGRRCPA, which was enacted in 2018, amended the Dodd-Frank Act to raise the $10 billion stress testing threshold to $250 billion, among other things. The federal financial regulators issued final rules in 2019 to increase the threshold for these stress testing requirements from $10 billion to $250 billion, consistent with the EGRRCPA.

We expect that our regulators will consider our compliance with these regulatory requirements that now apply to us (in addition to regulatory requirements that applied to us previously) when examining our operations or considering any request for regulatory approval. We may, therefore, incur associated compliance costs and may be required to maintain compliance procedures.

Failure to comply with these new requirements may negatively impact the results of our operations and financial condition. To ensure compliance, we will be required to invest significant resources, which may necessitate hiring additional personnel and implementing additional internal controls. These additional compliance costs may have a material adverse effect on our business, results of operations and financial condition.

Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The U.S. bank regulators issued a Statement on LIBOR Transition on November 30, 2020 and subsequent guidance encouraging banks to transition away from U.S. Dollar (USD) LIBOR by December 31, 2021 at the latest for new contracts. LIBOR is currently anticipated to be fully phased out by June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company is in the process of transitioning legacy LIBOR loans to SOFR by June 30, 2023.

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

A significant portion of our loan portfolio at December 31, 2022 was secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations, financial condition and liquidity.

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

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program. The carrying value and fair market value of our FHLB of New York common stock was $26.8 million as of December 31, 2022. There are 11 branches of the FHLB, including New York, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects on the FHLB of New York could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

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

Moreover, in the normal course of business, we and our service providers collect and retain certain personal information provided by our customers, employees and vendors. If this information gets mishandled, misused, improperly accessed, lost or stolen, we could suffer significant financial, business, reputational, regulatory or other harm. These risks may increase as we continue to increase and expand our usage of web-based products and applications.

These risks require continuous and likely increasing attention and resources from us to, among other actions, identify and quantify potential cybersecurity risks, and upgrade and expand our technologies, systems and processes to adequately address the risk. We provide on-going training for our employees to assist them in detecting phishing, malware and other malicious schemes. Such attention diverts time and resources from other activities and, while we have implemented policies and procedures designed to maintain the security and integrity of the information we and our service providers collect on our and their computer systems, there can be no assurance that our efforts will be effective. Likewise, while we have implemented security measures to prevent unauthorized access to personal information and prevent or limit the effect of possible incidents, we can provide no assurance that a security breach or disruption will not be successful or damaging, or, if any such breach or disruption does occur, that it can be sufficiently or timely remediated.

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

We continually encounter technological change and the failure to understand and adapt to these changes could have a material adverse impact on our business.

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

The Company is not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The Company also grants shares of common stock to employees and directors under the Company’s incentive plan each year. The issuance of any additional shares of the Company’s common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to stockholders of the Company’s common stock. Holders of the Company’s common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares of any class or series. Because the Company’s decision to issue securities in any future offering will depend on market conditions, its acquisition activity and other factors, the Company cannot predict or estimate the amount, timing or nature of its future offerings. Thus, the Company’s stockholders bear the risk of the Company’s future offerings reducing the market price of the Company’s common stock and diluting their stock holdings in the Company.

Risks Related to the Merger

The merger is subject to a number of conditions, including the receipt of consents and approvals from governmental authorities, that may delay the merger or adversely impact the Company’s and Salisbury’s ability to complete the merger.

The completion of the merger is subject to the satisfaction or waiver of a number of conditions. Before the merger may be completed, various approvals, waivers and/or consents must be obtained from state and federal governmental authorities, including the FRB, the OCC and the Connecticut Department of Banking (“CTDOB”). Satisfying the requirements of these governmental authorities may delay the date of completion of the merger. In addition, these governmental authorities may include conditions on the completion of the merger, or require changes to the terms of the merger. While it is currently anticipated that the merger will be completed promptly following the receipt of all required regulatory approvals, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that no effect, event, development or change will transpire that could delay or prevent these conditions from being satisfied or impose additional costs on or limit the revenues of the Company following the merger, any of which might have a material adverse effect on the Company following the merger. The parties are not obligated to complete the merger should any regulatory approval contain a condition, restriction or requirement that our Board of Directors reasonably determines in good faith would, individually or in the aggregate, materially reduce the benefits of the merger to such a degree that the Company would not have entered into the merger agreement had such condition, restriction or requirement been known at the date of the merger agreement.

The Company and Salisbury cannot provide any assurances with respect to the timing of the closing of the merger, whether the merger will be completed at all or when Salisbury stockholders would receive the consideration for the merger, if at all.

Failure to complete the merger could negatively impact the stock price of the Company and its future business and financial results.

Completion of the merger is subject to the satisfaction or waiver of a number of conditions, including approval by Salisbury stockholders of the merger. The Company cannot guarantee when or if these conditions will be satisfied or that the merger will be successfully completed. The consummation of the merger may be delayed, the merger may be consummated on terms different than those contemplated by the merger agreement, or the merger may not be consummated at all. If the merger is not completed, the ongoing business of the Company may be adversely affected, and the Company and will be subject to several risks, including the following:

●	the Company could incur substantial costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

●	the Company’s management’s and employees’ attention may be diverted from their day-to-day business and operational matters as a result of efforts relating to attempting to consummate the merger.

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets, and the Company may experience negative reactions from its customers and employees. The Company also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against the Company to perform its obligations under the merger agreement. If the merger is not completed, the Company and Salisbury cannot assure their respective stockholders that the risks described above will not materialize and will not materially affect the business and financial results of the Company or the stock price of the Company.

The integration of the Company and Salisbury will present significant challenges that may result in the combined business not operating as effectively as expected or in the failure to achieve some or all of the anticipated benefits of the transaction.

The benefits and synergies expected to result from the proposed transaction will depend in part on whether the operations of Salisbury can be integrated in a timely and efficient manner with those of the Company. The Company will face challenges in consolidating its functions with those of Salisbury, and integrating the organizations, procedures and operations of the two businesses. The integration of the Company and Salisbury will be complex and time-consuming, and the management of both companies will have to dedicate substantial time and resources to it. These efforts could divert management’s focus and resources from serving existing customers or other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate the operations of the Company and Salisbury could result in the failure to achieve some of the anticipated benefits from the transaction, including cost savings and other operating efficiencies, and the Company may not be able to capitalize on the existing relationships of Salisbury to the extent anticipated, or it may take longer, or be more difficult or expensive than expected to achieve these goals. This could have an adverse effect on the business, results of operations, financial condition or prospects of the Company and/or the Bank after the transaction.

Unanticipated costs relating to the merger could reduce our future earnings per share.

The Company has incurred substantial legal, accounting, financial advisory and other costs, and management has devoted considerable time and effort in connection with the merger. If the merger is not completed, the Company will bear certain fees and expenses associated with the merger without realizing the benefits of the merger. If the merger is completed, the Company expects to incur substantial expenses in connection with integrating the business, operations, network, systems, technologies, policies and procedures of the two companies. The fees and expenses may be significant and could have an adverse impact on the Company’s results of operations.

The Company believes that it has reasonably estimated the likely costs of integrating the operations of the Company and Salisbury, and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the merger could have a dilutive effect on the Company’s earnings per share. In other words, if the merger is completed, the earnings per share of our common stock could be less than anticipated or even less than if the merger had not been completed.

Following the merger, the Company may not continue to pay dividends at or above the rate currently paid.

Following the merger, our stockholders may not receive dividends at the same rate that they did as stockholders of the Company prior to the merger for various reasons, including the following:

●	we may not have enough cash to pay such dividends due to changes in its cash requirements, capital spending plans, cash flow or financial position;

●
decisions on whether, when and in what amounts to make any future dividends will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change our dividend practices at any time and for any reason; and

●
the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Our stockholders will have no contractual or other legal right to dividends that have not been declared by our Board of Directors.

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

The Company owns its headquarters located at 52 South Broad Street, Norwich, New York 13815. In addition, as of December 31, 2022 the Company has 140 branch locations, of which 61 are leased from third parties. The Company owns all other banking premises.

The Company believes that its offices are sufficient for its present operations and that all properties are adequately covered by insurance.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol “NBTB.” The closing price of the Common Stock on February 3, 2023 was $41.34. As of February 3, 2023, there were 5,114 stockholders of record of Common Stock. No unregistered securities were sold by the Company during the year ended December 31, 2022.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the KBW Regional Bank Index (Peer Group). The stock performance graph assumes that $100 was invested on December 31, 2017. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. We calculate each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
NBT Bancorp	$100.00	$96.48	$116.34	$95.26	$117.77	$136.65
KBW Regional Bank Index	$100.00	$82.51	$102.20	$93.33	$127.53	$118.71
NASDAQ Composite Index	$100.00	$97.18	$132.88	$192.74	$235.56	$158.97
Source: Bloomberg, L.P.

Dividends

The Company depends primarily upon dividends from subsidiaries for a substantial part of the Company’s revenue. Accordingly, the ability to pay dividends to stockholders depends primarily upon the receipt of dividends or other capital distributions from the subsidiaries. Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions. Under Office of the Comptroller of the Currency (“OCC”) regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2022, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $145.3 million to the Company without the prior approval of the OCC.

If the capital of the Company is diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 15 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Stock Repurchase

The Company purchased 400,000 shares of its common stock during year ended December 31, 2022 at an average price of $36.78 per share under its previously announced share repurchase program. As of December 31, 2022, there were 1,600,000 shares available for repurchase under this plan authorized on December 20, 2021 and set to expire on December 31, 2023. The Company did not purchase any shares of its common stock during the fourth quarter of 2022.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations for the fiscal years ended December 31, 2022, 2021, and 2020, and financial condition as of December 31, 2022 and 2021, including capital resources and asset/liability management. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

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

General

NBT Bancorp Inc. is a financial holding company headquartered in Norwich, NY, with total assets of $11.74 billion at December 31, 2022. The Company’s business, primarily conducted through the Bank and its full-service retirement plan administration and recordkeeping subsidiary and full-service insurance agency subsidiary, consists of providing commercial banking, retail banking, wealth management and other financial services primarily to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central Connecticut. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers. The financial review that follows focuses on the factors affecting the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiaries, the Bank, NBT Financial and NBT Holdings during 2022 and, in summary form, the preceding two years. Net interest margin is presented in this discussion on a fully taxable equivalent (“FTE”) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2022 and 2021 and for each of the years in the three-year period ended December 31, 2022 should be read in conjunction with this review.

Critical Accounting Estimates

SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. The Company follows financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 to the consolidated financial statements included elsewhere in this report. Refer to Note 2 to the consolidated financial statements for recently adopted accounting standards. Not all significant accounting policies require management to make difficult, subjective or complex judgments. The allowance for credit losses and the allowance for unfunded commitments policies noted below are deemed to meet the SEC’s definition of a critical accounting estimate.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2022, the model incorporated a baseline economic outlook along with an alternative downside scenario. The baseline outlook reflected an unemployment rate environment initially at 3.9% that increases slightly during the forecast period to 4.0%. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the first quarter of 2023 at approximately 3.9% and hovering around 4.6% by the end of the forecast period. The alternative downside scenario assumed northeast unemployment rises from 3.9% in the fourth quarter of 2022 to a peak of 6.9% in the first quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2022. All else held equal, the changes in the weightings of our forecasted scenarios would impact the amount of estimated allowance for credit losses through changes in the quantitative reserve and scenario-specific qualitative adjustments. To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of December 31, 2022, the Company increased the downside scenario weighting by 10% to 60% and decreased the baseline scenario to 40% weighting which resulted in a 3% increase in the overall estimated allowance for credit losses. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of December 31, 2022, the Company increased the downside scenario to 100% which resulted in a 16% increase in the overall estimated allowance for credit losses.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company’s results for the fiscal year ended December 31, 2022:

●	net income of $152.0 million, or $3.52 diluted earnings per share;
●	noninterest income of $155.6 million, down 1.4% from 2021; represents 30% of total revenues;
●	period end loans were $8.15 billion, up 8.7% (10.2% excluding Paycheck Protection Program (“PPP”) loans);
●	strong credit quality metrics including net charge-offs of 0.11% and allowance for loan losses to total loans at 1.24%;
●	book value per share of $27.38 at December 31, 2022; tangible book value per share was $20.65(1) at December 31, 2022.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Results of Operations

Net income for the year ended December 31, 2022 was $152.0 million, or $3.52 per diluted common share, compared to $154.9 million, or $3.54 per diluted share, in the prior year.

●	Generated positive operating leverage of $21.7 million with total revenues increasing 8.1%, or $38.9 million, while operating expenses were higher by 6.0%, or $17.2 million.
●
Net interest income in 2022 improved in comparison to 2021, primarily due to higher yields on earning assets due to increases in the Federal Reserve’s targeted Federal Funds rate combined with growth in earning assets, strongly overcoming a $17.6 million ($0.31 per diluted share) year-over-year decrease in income from the Paycheck Protection Program (“PPP”).

●	The Company recorded a provision for loan losses of $17.1 million ($0.31 per diluted share) in 2022, compared to a net benefit of $8.3 million ($0.15 per diluted share) in 2021.
●
Card services income was lower than 2021 driven by the impact from the Company being subject to the statutory price cap provisions of the Durbin Amendment to the Dodd-Frank Act (“Durbin Amendment”) of approximately $8 million ($0.14 per diluted share).

●
2022 full-year results included $1.0 million in merger-related expenses. Significant non-recurring transactions occurring in 2021 included a $4.3 million estimated litigation settlement cost related to a pending lawsuit regarding certain of the Company’s deposit products and related disclosures. Significant non-recurring transactions occurring in 2020 included a $4.8 million expense related to branch optimization.

The following table sets forth certain financial highlights:

	Years Ended December 31,
	2022	2021	2020
Performance:
Diluted earnings per share	$3.52	$3.54	$2.37
Return on average assets	1.29%	1.33%	0.99%
Return on average equity	12.67%	12.71%	9.09%
Return on average tangible common equity	16.89%	16.92%	12.48%
Net interest margin (FTE)	3.34%	3.03%	3.31%
Capital:
Equity to assets	10.00%	10.41%	10.86%
Tangible equity ratio	7.73%	8.20%	8.41%
Book value per share	$27.38	$28.97	$27.22
Tangible book value per share	$20.65	$22.26	$20.52
Leverage ratio	10.32%	9.41%	9.56%
Common equity tier 1 capital ratio	12.12%	12.25%	11.84%
Tier 1 capital ratio	13.19%	13.43%	13.09%
Total risk-based capital ratio	15.38%	15.73%	15.62%

The following tables provide non-GAAP reconciliations:

	Years Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Return on average tangible common equity:
Net income	$151,995	$154,885	$104,388
Amortization of intangible assets (net of tax)	1,698	2,106	2,546
Net income, excluding intangible amortization	$153,693	$156,991	$106,934
Average stockholders’ equity	$1,199,383	$1,218,449	$1,148,475
Less: average goodwill and other intangibles	289,238	290,838	291,787
Average tangible common equity	$910,145	$927,611	$856,688
Return on average tangible common equity	16.89%	16.92%	12.48%
Tangible equity ratio:
Stockholders’ equity	$1,173,554	$1,250,453	$1,187,618
Intangibles	288,545	289,468	292,276
Assets	$11,739,296	$12,012,111	$10,932,906
Tangible equity ratio	7.73%	8.20%	8.41%
Tangible book value:
Stockholders’ equity	$1,173,554	$1,250,453	$1,187,618
Intangibles	288,545	289,468	292,276
Tangible equity	$885,009	$960,985	$895,342
Diluted common shares outstanding	42,858	43,168	43,629
Tangible book value per share	$20.65	$22.26	$20.52

2023 Outlook

The Company’s 2022 earnings reflected a continued ability to invest in the Company’s future while managing through persistent volatility in the interest rate environment and overall economic conditions which have challenged the financial services industry. Throughout 2022, the Company, along with other financial services companies, experienced lingering disruptions from the COVID-19 pandemic. Mainly, the volatility associated with the rapid downward shift in the yield curve which remained fairly flat for the majority of 2021 and into early 2022, followed by the drastic rise in rates beginning in the second quarter of 2022, which resulted in an inverted yield curve for much of the remainder of 2022 and into 2023. This rate increase was highly correlated with a significant tightening of monetary policy to combat heightened inflation.

Mixed economic indicators, persistent inflation and material inversion of the yield curve have increased the potential for a recession in 2023. While recession probabilities have increased, excellent consumer and corporate balance sheets strengthened by government stimulus throughout the COVID-19 pandemic support a view that any form of recession could be mild. Significant items that may have an impact on 2023 results include:

●	Excess liquidity in the banking system has significantly decreased:
ο	loan growth may be negatively impacted as interest rates have risen and lenders have begun to revert back to historical credit spreads to account for overall higher cost of funds;
ο
cost of deposits as well as overall cost of funds could negatively impact net interest margin. Excess liquidity allowed financial institutions to significantly lag deposit rates in 2022. This lag has increased the potential for a rapid increase in deposit rates during 2023 relative to federal funds rate increases;

ο
higher interest rates have afforded deposit customers investment opportunities outside the banking system resulting in deposit declines across the industry. Investment purchases have slowed as runoff investment cash flows have been utilized as a source of funding.

●	Inflationary pressures have taken a hold of the economy as drivers of inflation, initially considered to be transitory in nature, have proven to be more persistent:
ο	this spike to inflation has had a significant impact on current and expected Federal Reserve Monetary Policy;
ο
the tightening of monetary policy through measures to raise interest rates has thus far had a benefit given the Company’s asset sensitive balance sheet position. However, elevated deposit costs and the slowing of the economy could arise as a result of the higher interest rates.

●	The Company’s continued focus on long-term strategies including growth in the New England markets, diversification of revenue, improving operating efficiencies and investing in technology.
●
The Company’s merger with Salisbury Bancorp, Inc. (“Salisbury”) is expected to close in the second quarter of 2023 subject to customary closing conditions, including approval by the stockholders of Salisbury and required regulatory approvals.

The Company’s 2023 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in Item 1A. Risk Factors.

Asset/Liability Management

The Company attempts to maximize net interest income and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposit products and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company’s asset mix and sources of funds, and the resulting impact on net interest income, on an FTE basis, are discussed below. The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 21% for 2022, 2021 and 2020.

Average Balances and Net Interest Income

	2022			2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term interest-bearing accounts	$440,429	$3,072	0.70%	$932,086	$1,229	0.13%	$372,144	$610	0.16%
Securities taxable(1)	2,424,925	43,229	1.78%	1,910,641	31,962	1.67%	1,531,237	33,653	2.20%
Securities tax-exempt(1) (3)	233,515	5,070	2.17%	220,759	4,929	2.23%	173,031	5,144	2.97%
Federal Reserve Bank and FHLB stock	27,040	995	3.68%	25,255	616	2.44%	33,570	2,096	6.24%
Loans(2) (3)	7,772,962	333,008	4.28%	7,543,149	302,331	4.01%	7,461,795	308,080	4.13%
Total interest-earning assets	$10,898,871	$385,374	3.54%	$10,631,890	$341,067	3.21%	$9,571,777	$349,583	3.65%
Other assets	893,197			983,809			942,274
Total assets	$11,792,068			$11,615,699			$10,514,051
Liabilities and stockholders’ equity:
Money market deposit accounts	$2,447,978	$4,955	0.20%	$2,587,748	$5,117	0.20%	$2,320,947	$10,313	0.44%
NOW deposit accounts	1,578,831	2,600	0.16%	1,452,560	738	0.05%	1,194,398	716	0.06%
Savings deposits	1,829,360	592	0.03%	1,656,893	829	0.05%	1,393,436	745	0.05%
Time deposits	464,912	1,776	0.38%	577,150	4,030	0.70%	733,073	10,296	1.40%
Total interest-bearing deposits	$6,321,081	$9,923	0.16%	$6,274,351	$10,714	0.17%	$5,641,854	$22,070	0.39%
Federal funds purchased	14,644	588	4.02%	17	-	-	14,727	302	2.05%
Repurchase agreements	69,561	67	0.10%	100,519	132	0.13%	154,383	266	0.17%
Short-term borrowings	46,371	1,968	4.24%	1,302	26	2.00%	183,699	2,840	1.55%
Long-term debt	6,579	161	2.45%	15,479	389	2.51%	62,990	1,553	2.47%
Subordinated debt, net	98,439	5,424	5.51%	98,259	5,437	5.53%	51,394	2,842	5.53%
Junior subordinated debt	101,196	3,749	3.70%	101,196	2,090	2.07%	101,196	2,731	2.70%
Total interest-bearing liabilities	$6,657,871	$21,880	0.33%	$6,591,123	$18,788	0.29%	$6,210,243	$32,604	0.53%
Demand deposits	3,696,957			3,565,693			2,895,341
Other liabilities	237,857			240,434			259,992
Stockholders’ equity	1,199,383			1,218,449			1,148,475
Total liabilities and stockholders’ equity	$11,792,068			$11,615,699			$10,514,051
Net interest income (FTE)		$363,494			$322,279			$316,979
Interest rate spread			3.21%			2.92%			3.12%
Net interest margin (FTE)			3.34%			3.03%			3.31%
Taxable equivalent adjustment		$1,304			$1,191			$1,301
Net interest income		$362,190			$321,088			$315,678

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

2022 OPERATING RESULTS AS COMPARED TO 2021 OPERATING RESULTS

Net Interest Income

Net interest income for the year ended December 31, 2022 was $362.2 million, up $41.1 million, or 12.8%, from 2021. PPP loan interest and fees recognized into interest income for the year ended December 31, 2022 was $3.7 million compared to $21.3 million in 2021. FTE net interest margin was 3.34% for the year ended December 31, 2022, an increase of 31 basis points (“bps”) from 2021. Interest income increased $44.2 million, or 13.0%, as the yield on average interest-earning assets increased 33 bps from 2021 to 3.54%, while average interest-earning assets of $10.90 billion increased $267.0 million primarily due to an increase in average loans and investment securities. Interest expense was up $3.1 million, or 16.5%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021 as the cost of interest-bearing liabilities increased 4 bps to 0.33%, driven by the Company shifting from an excess liquidity position to an overnight borrowing position. The Federal Reserve raised its target fed funds rate to 425 basis points in 2022, positively impacting our yields on earning assets.

Analysis of Changes in FTE Net Interest Income

	Increase (Decrease) 2022 over 2021			Increase (Decrease) 2021 over 2020
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$(953)	$2,796	$1,843	$759	$(140)	$619
Securities taxable	9,057	2,210	11,267	7,324	(9,015)	(1,691)
Securities tax-exempt	279	(138)	141	1,233	(1,448)	(215)
Federal Reserve Bank and FHLB stock	46	333	379	(428)	(1,052)	(1,480)
Loans	9,406	21,271	30,677	3,332	(9,081)	(5,749)
Total FTE interest income	$17,835	$26,472	$44,307	$12,220	$(20,736)	$(8,516)
Money market deposit accounts	(281)	119	(162)	1,073	(6,269)	(5,196)
NOW deposit accounts	70	1,792	1,862	141	(119)	22
Savings deposits	79	(316)	(237)	134	(50)	84
Time deposits	(677)	(1,577)	(2,254)	(1,863)	(4,403)	(6,266)
Federal funds purchased	588	-	588	(151)	(151)	(302)
Repurchase agreements	(35)	(30)	(65)	(80)	(54)	(134)
Short-term borrowings	1,881	61	1,942	(3,456)	642	(2,814)
Long-term debt	(218)	(10)	(228)	(1,193)	29	(1,164)
Subordinated debt, net	10	(23)	(13)	2,593	2	2,595
Junior subordinated debt	-	1,659	1,659	-	(641)	(641)
Total FTE interest expense	$1,417	$1,675	$3,092	$(2,802)	$(11,014)	$(13,816)
Change in FTE net interest income	$16,418	$24,797	$41,215	$15,022	$(9,722)	$5,300

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $229.8 million, or 3.0%, from 2021 to 2022 with the increases in specialty lending, commercial and industrial (“C&I”), commercial real estate (“CRE”), indirect auto and residential mortgage portfolios being partly offset by a reduction in the average balance of PPP and other consumer loans. The yield on average loans increased from 4.01% in 2021 to 4.28% in 2022, as loans re-priced upward due to the interest rate environment in 2022. FTE interest income from loans increased 10.1%, from $302.3 million in 2021 to $333.0 million in 2022. This increase was due to the increases in yields and an increase in the average balance. Net interest income included interest and fees on PPP loans of $3.7 million and $21.3 million in 2022 and 2021, respectively.

Total loans were $8.15 billion and $7.50 billion at December 31, 2022 and 2021, respectively. Total PPP loans as of December 31, 2022 were $0.1 million (net of unamortized fees) with $101.5 million of loans forgiven. Excluding PPP loans, period end loans increased $752.0 million or 10.2% from December 31, 2021. Commercial and industrial loans increased $109.8 million to $1.27 billion; commercial real estate loans increased $152.6 million to $2.81 billion; and total consumer loans increased $489.5 million to $4.08 billion. Total loans represent approximately 69.4% of assets as of December 31, 2022, as compared to 62.4% as of December 31, 2021.

The following table reflects the loan portfolio by major categories(1), net of deferred fees and origination costs, for the years indicated:

Composition of Loan Portfolio

	December 31,
(In thousands)	2022	2021	2020	2019	2018
Commercial & industrial	$1,265,082	$1,155,240	$1,121,224	$1,112,616	$1,158,113
Commercial real estate	2,807,941	2,655,367	2,526,813	2,331,650	2,064,197
Paycheck protection program	949	101,222	430,810	-	-
Residential real estate	1,649,870	1,571,232	1,466,662	1,445,156	1,380,836
Indirect auto	989,587	859,454	931,286	1,193,635	1,216,144
Residential solar	856,798	440,016	282,224	219,210	129,038
Home equity	314,124	330,357	387,974	444,082	474,566
Other consumer	265,796	385,571	351,892	389,749	464,815
Total loans	$8,150,147	$7,498,459	$7,498,885	$7,136,098	$6,887,709

(1)	Loans are summarized by business line which does not align with how the Company assesses credit risk in the estimate for credit losses under CECL.

Loans in the C&I and CRE portfolios, consist primarily of loans made to small and medium-sized entities. The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchases and seasonal crop expenses. These loans typically are usually collateralized by business assets such as equipment, accounts receivable and perishable agricultural products, which are exposed to industry price volatility. The Company offers CRE loans to finance real estate purchases, refinancings, expansions and improvements to commercial and agricultural properties. CRE loans are loans secured by liens on real estate, which may include both owner-occupied and nonowner-occupied properties, such as apartments, commercial structures, health care facilities and other facilities. Risks associated with the CRE portfolio include the ability of borrowers to pay interest and principal during the loan’s term, as well as the ability of the borrowers to refinance at the end of the loan term. As of December 31, 2022, there were $196.3 million in CRE construction and development loans included in total loans.

The Company participated in the Small Business Administration’s (“SBA”) PPP, a guaranteed, forgivable loan program created under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and the Consolidated Appropriation Act targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the SBA, the guarantee is backed by the full faith and credit of the United States government. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. The Company processed approximately 6,100 loans totaling $835 million in relief with approximately 99% forgiven as of December 31, 2022.

Residential real estate loans consist primarily of loans secured by a first or second mortgage on primary residences. We originate adjustable-rate and fixed-rate, one-to-four-family residential loans for the construction or purchase of a residential property or refinancing of a mortgage. These loans are collateralized by properties located in the Company’s market area. Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that the Company has ever actively pursued. The market does not apply a uniform definition of what constitutes “subprime” lending. Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the Office of Thrift Supervision and the other federal bank regulatory agencies (the “Agencies”), on June 29, 2007, which further referenced the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001. As of December 31, 2022, there were $51.3 million in residential construction and development loans included in total loans.

In 2017, the Company partnered with Sungage Financial, LLC. to offer financing to consumers for solar ownership with the program tailored for delivery through solar installers. Advances of credit through this business line are to prime borrowers and are subject to the Company’s underwriting standards. Typically, the Company collects fees at origination that are deferred and recognized into interest income over the estimated life of the loan.

The Company offers a variety of Consumer loan products including indirect auto, home equity and other consumer loans. Indirect auto loans include indirect installment loans to individuals, which are primarily secured by automobiles. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Other Consumer loans consist of direct installment loans to individuals most secured by automobiles and other personal property and unsecured consumer loans across a national footprint originated through our relationship with national technology-driven consumer lending companies that began over 10 years ago beginning with our investment in Springstone Financial LLC (“Springstone”) which was subsequently acquired by LendingClub in 2014. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, home equity lines of credit and second mortgage loans (loans secured by a lien position on one-to-four family residential real estate) to finance home improvements, debt consolidation, education and other uses. For home equity loans, consumers are able to borrow up to 85% of the equity in their homes, and are generally tied to Prime with a ten year draw followed by a fifteen year amortization.

Loans by Maturity and Interest Rate Sensitivity

The following table presents the maturity distribution and an analysis of loans that have predetermined and floating interest rates. Scheduled repayments are reported in the maturity category in which the contractual maturity is due. For loans without contractual maturities, classification of maturity is consistent with the policy elections to measure the allowance for credit losses. Specifically, C&I and CRE lines of credit assume one year maturity for relationships over $1.0 million and five year maturity for relationships under $1.0 million, while home equity line of credits maturities are classified based on their fixed rate conversion date plus five years. C&I includes PPP and other consumer includes residential solar, home equity and other consumer loans.

	Remaining Maturity at December 31, 2022
(In thousands)	C&I	CRE	Indirect Auto	Other Consumer	Residential	Total
Within one year	$207,737	$12,621	$-	$11,767	$2	$232,127
From one to five years	371,004	514,260	300,940	173,255	13,656	1,373,115
From five to fifteen years	470,640	2,035,443	688,647	543,141	368,627	4,106,498
After fifteen years	216,650	245,617	-	708,555	1,267,585	2,438,407
Total	$1,266,031	$2,807,941	$989,587	$1,436,718	$1,649,870	$8,150,147

Interest rate terms on amounts due after one year:
Fixed	$687,863	$711,532	$989,526	$1,219,550	$1,574,230	$5,182,701
Variable	$370,431	$2,083,788	$61	$205,401	$75,638	$2,735,319

Securities and Corresponding Interest and Dividend Income

The average balance of taxable securities available for sale (“AFS”) and held to maturity (“HTM”) increased $514.3 million, or 26.9%, from 2021 to 2022. The yield on average taxable securities was 1.78% for 2022 compared to 1.67% in 2021. The average balance of tax-exempt securities AFS and HTM increased from $220.8 million in 2021 to $233.5 million in 2022. The FTE yield on tax-exempt securities decreased from 2.23% in 2021 to 2.17% in 2022.

The average balance of Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock increased to $27.0 million in 2022 from $25.3 million in 2021. The yield on investments in Federal Reserve Bank and FHLB stock increased from 2.44% in 2021 to 3.68% in 2022.

Securities Portfolio

	As of December 31,
	2022		2021		2020
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities:
U.S. treasury	$132,891	$121,658	$73,016	$73,069	$-	$-
Federal agency	248,419	206,419	248,454	239,931	245,590	243,597
State & municipal	97,036	82,851	95,531	94,088	42,550	43,180
Mortgage-backed	536,021	473,694	603,375	606,675	576,497	595,839
Collateralized mortgage obligations	669,111	588,363	623,930	621,595	426,574	437,804
Corporate	60,404	54,240	50,500	52,003	27,500	28,278
Total AFS securities	$1,743,882	$1,527,225	$1,694,806	$1,687,361	$1,318,711	$1,348,698

HTM securities:
Federal agency	$100,000	$79,322	$100,000	$95,635	$100,000	$98,342
Mortgage-backed	267,907	230,473	170,574	172,001	119,447	125,009
Collateralized mortgage obligations	274,366	249,848	138,815	140,280	182,250	190,677
State & municipal	277,244	253,004	323,821	327,344	214,863	222,799
Total HTM securities	$919,517	$812,647	$733,210	$735,260	$616,560	$636,827

The Company’s mortgage-backed securities, U.S. agency notes and collateralized mortgage obligations are all guaranteed by Fannie Mae, Freddie Mac, FHLB, Federal Farm Credit Banks or Ginnie Mae (“GNMA”). GNMA securities are considered similar in credit quality to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in the investment portfolio.

The following tables set forth information with regard to contractual maturities of debt securities shown in amortized cost ($) and weighted average yield (%) at December 31, 2022. Weighted-average yields are an arithmetic computation of income (not FTE adjusted) divided by amortized cost. Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than 1 Year		1 Year to 5 Years		5 Years to 10 Years		Over 10 Years		Total
(Dollars in thousands)	$	%	$	%	$	%	$	%	$	%
AFS securities:
U.S. treasury	$-	-	$108,444	1.70%	$24,447	1.90%	$-	-	$132,891	1.73%
Federal agency	-	-	70,000	0.79%	178,419	1.08%	-	-	248,419	1.00%
State & municipal	-	-	46,275	1.21%	50,761	1.53%	-	-	97,036	1.38%
Mortgage-backed	682	1.78%	93,240	1.35%	178,944	2.28%	263,155	1.58%	536,021	1.78%
Collateralized mortgage obligations	-	-	84,848	2.58%	89,761	1.37%	494,502	1.94%	669,111	1.94%
Corporate	-	-	-	-	60,404	3.92%	-	-	60,404	3.92%
Total AFS securities	$682	1.78%	$402,807	1.59%	$582,736	1.86%	$757,657	1.81%	$1,743,882	1.78%

HTM securities:
Federal agency	$-	-	$-	-	$100,000	1.11%	$-	-	$100,000	1.11%
Mortgage-backed	-	-	16	7.42%	18,380	4.02%	249,511	2.02%	267,907	2.16%
Collateralized mortgage obligations	-	-	10,636	2.50%	101,670	3.02%	162,060	2.81%	274,366	2.88%
State & municipal	49,986	2.48%	81,791	2.27%	58,614	1.95%	86,853	1.84%	277,244	2.11%
Total HTM securities	$49,986	2.48%	$92,443	2.30%	$278,664	2.17%	$498,424	2.25%	$919,517	2.12%

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities totaled $6.66 billion in 2022 and increased $66.7 million from 2021. The increase was primarily driven by the increase in interest-bearing deposits, higher federal funds purchased and increased short-term borrowings as the Company shifted from an excess liquidity position to an overnight borrowing position at the beginning of the fourth quarter of 2022. The rate paid on interest-bearing liabilities increased from 0.29% in 2021 to 0.33% in 2022. This increase in rates caused an increase in interest expense of $3.1 million, or 16.5%, from $18.8 million in 2021 to $21.9 million in 2022.

Deposits

Average interest-bearing deposits increased $46.7 million, or 0.7%, from 2021 to 2022. Average money market deposits decreased $139.8 million, or 5.4% during 2022 compared to 2021. Average NOW accounts increased $126.3 million, or 8.7% during 2022 as compared to 2021 due primarily to larger commercial customers taking advantage of higher yielding investment opportunities in both the Company’s wealth management solutions as well as other attractive offerings in the market. The average balance of savings accounts increased $172.5 million, or 10.4% during 2022 compared to 2021. The average balance of time deposits decreased $112.2 million, or 19.4%, from 2021 to 2022. The average balance of demand deposits increased $131.3 million, or 3.7%, during 2022 compared to 2021.

The rate paid on average interest-bearing deposits was down 1 basis point to 0.16% for 2022. The rate paid for money market deposit accounts remained flat at 0.20% from 2021 to 2022. The rate paid for NOW deposit accounts increased from 0.05% in 2021 to 0.16% in 2022. The rate paid for savings deposits decreased from 0.05% in 2021 to 0.03% in 2022. The rate paid for time deposits decreased from 0.70% during 2021 to 0.38% during 2022.

	Years Ended December 31,
	2022		2021		2020
(In thousands)	Average Balance	Yield/Rate	Average Balance	Yield Rate	Average Balance	Yield/Rate
Demand deposits	$3,696,957		$3,565,693		$2,895,341

Money market deposit accounts	2,447,978	0.20%	2,587,748	0.20%	2,320,947	0.44%
NOW deposit accounts	1,578,831	0.16%	1,452,560	0.05%	1,194,398	0.06%
Savings deposits	1,829,360	0.03%	1,656,893	0.05%	1,393,436	0.05%
Time deposits	464,912	0.38%	577,150	0.70%	733,073	1.40%
Total interest-bearing deposits	$6,321,081	0.16%	$6,274,351	0.17%	$5,641,854	0.39%
The following table presents the estimated amounts of uninsured deposits based on the same methodologies and assumptions used for the bank regulatory reporting:

	As of December 31,
(In thousands)	2022	2021	2020
Estimated amount of uninsured deposits	$3,555,342	$4,175,208	$3,639,731

The following table presents the maturity distribution of time deposits of $250,000 or more:

(In thousands)	December 31, 2022
Portion of time deposits in excess of insurance limit	$20,623

Time deposits otherwise uninsured with a maturity of:
Within three months	$4,362
After three but within six months	2,377
After six but within twelve months	2,176
Over twelve months	11,708

Borrowings

Average federal funds purchased increased to $14.6 million in 2022 as the Company moved from an excess liquidity position to an overnight borrowing position. The rate paid on federal funds purchased was 4.02% in 2022. Average repurchase agreements decreased to $69.6 million in 2022 from $100.5 million in 2021. The average rate paid on repurchase agreements decreased from 0.13% in 2021 to 0.10% in 2022. Average short-term borrowings increased to $46.4 million in 2022 from $1.3 million in 2021 due to a combination of loan growth and a decrease in deposits. The average rate paid on short-term borrowings increased from 2.00% in 2021 to 4.24% in 2022. Average long-term debt decreased from $15.5 million in 2021 to $6.6 million in 2022. The average balance of junior subordinated debt remained at $101.2 million in 2022. The average rate paid for junior subordinated debt in 2022 was 3.70%, up from 2.07% in 2021.

Total short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing. Those sources totaled approximately $2.90 billion and $3.45 billion at December 31, 2022 and 2021, respectively. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

On June 23, 2020, the Company issued $100.0 million aggregate principal amount of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated notes issuance costs of $2.2 million are being amortized on a straight-line basis into interest expense over five years. As of December 31, 2022 and 2021 the subordinated debt net of unamortized issuance costs was $98.5 million and $98.3 million, respectively. The Company repurchased $2.0 million of the subordinated notes during the year ended December 31, 2022 at a discount of $0.1 million.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Service charges on deposit account	$14,630	$13,348	$13,201
Card services income	29,058	34,682	28,611
Retirement plan administration fees	48,112	42,188	35,851
Wealth management	33,311	33,718	29,247
Insurance services	14,696	14,083	14,757
Bank owned life insurance income	6,044	6,217	5,743
Net securities (losses) gains	(1,131)	566	(388)
Other	10,858	12,992	19,254
Total noninterest income	$155,578	$157,794	$146,276

Noninterest income for the year ended December 31, 2022 was $155.6 million, down $2.2 million, or 1.4%, from the year ended December 31, 2021. Excluding net securities (losses) gains, noninterest income for the year ended December 31, 2022 was $156.7 million, down $0.5 million or 0.3%, from the year ended December 31, 2021. The decrease from the prior year was driven by lower card services income from the impact of the Company being subject to the statutory price cap provisions of the Durbin Amendment of approximately $8 million as well as lower other income drive by lower commercial loan swap fees. The decrease was partly offset by the increase in income from retirement plan administration fees driven by higher activity-based fees and continued organic growth and higher service charges on deposit accounts as the volume of transactions has normalized to near pre-pandemic levels.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Salaries and employee benefits	$187,830	$172,580	$161,934
Technology and data services	35,712	34,717	32,294
Occupancy	26,282	26,048	25,756
Professional fees and outside services	16,810	16,306	15,082
Office supplies and postage	6,140	6,006	6,138
FDIC expenses	3,197	3,041	2,688
Advertising	2,822	2,521	2,288
Amortization of intangible assets	2,263	2,808	3,395
Loan collection and other real estate owned, net	2,647	2,915	3,295
Merger expenses	967	-	-
Other	19,795	20,339	24,863
Total noninterest expense	$304,465	$287,281	$277,733

Noninterest expense for the year ended December 31, 2022 was $304.5 million, up $17.2 million or 6.0%, from the year ended December 31, 2021. In 2022, the Company incurred merger expenses of $1.0 million related to the pending acquisition of Salisbury. Excluding merger expenses, noninterest expense for the year ended December 31, 2022 was $303.5 million, up $16.2 million or 5.6%, from the year ended December 31, 2021. The increase from the prior year was driven by higher salaries and employee benefits due to increased salaries and wages including merit pay increases and higher levels of incentive compensation accruals. In addition, the increase in technology and data services was due to continued investment in digital platform solutions and the increase in professional fees and outside services was due to external services for several tactical and strategic initiatives. Other expenses decreased from the prior year due to $4.3 million in estimated litigation settlement costs in 2021 related to a settled lawsuit regarding certain of the Company’s deposit products and related disclosures, partly offset by higher travel and training expenditures along with an increase in the provision for the reserve for unfunded commitments.

Income Taxes

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the fourth quarter of the subsequent year for U.S. federal and state provisions.

The amount of income taxes the Company pays is subject at times to ongoing audits by U.S. federal and state tax authorities, which may result in proposed assessments. Future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are proposed or resolved or when statutes of limitations on potential assessments expire. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly or annual basis.

On August 16, 2022, H.R. 5376, the Inflation Reduction Act (“IRA”), was signed into law. The IRA, among other things, introduced a corporate alternative minimum tax, excise tax on stock repurchases and a clean vehicle credit. The Company does not expect the impact to be material and will continue to monitor the impacts of the IRA on the business to determine if any future tax impacts may result from this legislation.

Income tax expense for the year ended December 31, 2022 was $44.2 million, down $0.8 million, or 1.8%, from the year ended December 31, 2021. The effective tax rate was 22.5% in 2022 and 2021.

Risk Management – Credit Risk

Credit risk is managed through a network of loan officers, credit committees, loan policies and oversight from senior credit officers and the Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in each loan portfolio. An ongoing independent review of individual credits in the commercial loan portfolio is performed by the independent loan review function. These components of the Company’s underwriting and monitoring functions are critical to the timely identification, classification and resolution of problem credits.

Nonperforming assets consist of nonaccrual loans, loans over 90 days past due and still accruing, restructured loans, other real estate owned (“OREO”) and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

Nonperforming Assets

	As of December 31,
(Dollars in thousands)	2022	%	2021	%	2020	%
Nonaccrual loans:
Commercial	$7,664	44%	$15,942	53%	$23,557	53%
Residential	4,835	28%	8,862	29%	13,082	29%
Consumer	1,667	10%	1,511	5%	3,020	7%
Troubled debt restructured loans	3,067	18%	3,970	13%	4,988	11%
Total nonaccrual loans	$17,233	100%	$30,285	100%	$44,647	100%

Loans over 90 days past due and still accruing:
Commercial	$4	-	$-	-	$493	16%
Residential	771	20%	808	33%	518	16%
Consumer	3,048	80%	1,650	67%	2,138	68%
Total loans over 90 days past due and still accruing	$3,823	100%	$2,458	100%	$3,149	100%

Total nonperforming loans	$21,056		$32,743		$47,796
OREO	105		167		1,458
Total nonperforming assets	$21,161		$32,910		$49,254

Total nonaccrual loans to total loans	0.21%		0.40%		0.60%
Total nonperforming loans to total loans	0.26%		0.44%		0.64%
Total nonperforming assets to total assets	0.18%		0.27%		0.45%
Total allowance for loan losses to nonperforming loans	478.72%		280.98%		230.14%
Total allowance for loan losses to nonaccrual loans	584.92%		303.78%		246.38%

The following tables are related to nonperforming loans in prior periods. Nonperforming loans are summarized by business line which does not align with how the Company currently assesses credit risk in the estimate for credit losses under CECL.

	As of December 31,
(Dollars in thousands)	2019	%	2018	%
Nonaccrual loans:
Commercial	$12,379	49%	$11,804	46%
Residential real estate	5,233	21%	6,526	26%
Consumer	4,046	16%	4,068	16%
Troubled debt restructured loans	3,516	14%	3,089	12%
Total nonaccrual loans	$25,174	100%	$25,487	100%

Loans over 90 days past due and still accruing:
Commercial	$-	-	$588	12%
Residential real estate	927	25%	1,182	23%
Consumer	2,790	75%	3,315	65%
Total loans over 90 days past due and still accruing	$3,717	100%	$5,085	100%

Total nonperforming loans	$28,891		$30,572
OREO	1,458		2,441
Total nonperforming assets	$30,349		$33,013

Total nonaccrual loans to total loans	0.35%		0.37%
Total nonperforming loans to total loans	0.40%		0.44%
Total nonperforming assets to total assets	0.31%		0.35%
Total allowance for loan losses to nonperforming loans	252.55%		237.16%
Total allowance for loan losses to nonaccrual loans	289.84%		284.48%

Total nonperforming assets were $21.2 million at December 31, 2022, compared to $32.9 million at December 31, 2021. Nonperforming loans at December 31, 2022 were $21.1 million or 0.26% of total loans, compared with $32.7 million or 0.44% of total loans at December 31, 2021. The decrease in nonperforming loans primarily resulted from a reduction in commercial and residential nonaccrual loans. Total nonaccrual loans were $17.2 million or 0.21% of total loans at December 31, 2022, compared to $30.3 million or 0.40% of total loans at December 31, 2021. Past due loans as a percentage of total loans was 0.33% at December 31, 2022, up slightly from 0.29% of total loans at December 31, 2021.

The allowance for credit losses was 478.72% of nonperforming loans at December 31, 2022 as compared to 280.98% at December 31, 2021. The allowance for credit losses was 584.92% of nonaccrual loans at December 31, 2022 as compared to 303.78% at December 31, 2021.

In addition to nonperforming loans discussed above, the Company has also identified approximately $52.0 million in potential problem loans at December 31, 2022 as compared to $74.9 million at December 31, 2021. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” The decrease in potential problem loans from December 31, 2021 is primarily due to the improved economic conditions which resulted in loans coming off deferral and returning to payment. Higher risk industries include entertainment, restaurants, retail, healthcare and accommodations. As of December 31, 2022, 8.2% of the Company’s outstanding loans were in higher risk industries due to the COVID-19 pandemic. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become restructured or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

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

Management considers the accounting policy relating to the allowance for credit losses to be a critical estimate given the degree of judgment exercised in evaluating the level of the allowance required to estimate expected credit losses over the expected contractual life of our loan portfolio and the material effect that such judgments can have on the consolidated results of operations.

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

Management estimates the allowance balance for credit losses using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Company historical loss experience was supplemented with peer information when there was insufficient loss data for the Company. Significant management judgment is required at each point in the measurement process.

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

Additional information about our Allowance for Loan Losses is included in Notes 1 and 6 to the consolidated financial statements as well as in the Critical Accounting Estimates section of the Management Discussion and Analysis. The Company’s management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

The allowance for credit losses totaled $100.8 million at December 31, 2022, compared to $92.0 million at December 31, 2021. The allowance for credit losses as a percentage of loans was 1.24% at December 31, 2022, compared to 1.23% at December 31, 2021. The increase in the allowance for credit losses from December 31, 2021 to December 31, 2022 was primarily due to the increase in loan balances, primarily due to the increase in residential solar loans, during 2022 and the slight deterioration in the economic forecast compared to prior year.

(Dollars in thousands)	2022	2021	2020
Balance at January 1*	$92,000	$110,000	$75,999
Loans charged-off
Commercial	1,870	4,638	4,005
Residential	633	979	1,135
Consumer**	16,140	14,489	21,938
Total loans charged-off	$18,643	$20,106	$27,078
Recoveries
Commercial	$2,430	$723	$786
Residential	852	1,069	618
Consumer**	7,014	8,571	8,541
Total recoveries	$10,296	$10,363	$9,945
Net loans charged-off	$8,347	$9,743	$17,133

Provision for loan losses	$17,147	$(8,257)	$51,134
Balance at December 31	$100,800	$92,000	$110,000
Allowance for loan losses to loans outstanding at end of year	1.24%	1.23%	1.47%

Commercial net charge-offs to average loans outstanding	(0.01%)	0.05%	0.04%
Residential net charge-offs to average loans outstanding	-	-	0.01%
Consumer net charge-offs to average loans outstanding	0.12%	0.08%	0.18%
Net charge-offs to average loans outstanding	0.11%	0.13%	0.23%

*	2020 includes an adjustment of $3.0 million as a result of our January 1, 2020, adoption of Accounting Standards Codification (“ASC”) 326.
**	Consumer charge-off and recoveries include consumer and home equity.

Prior to the adoption of ASU 2016-13 on January 1, 2020, the Company’s calculated allowance for loan losses used the incurred loss methodology. The following tables related to the allowance for loan losses in prior periods under the incurred methodology. Charge-off and recoveries are summarized by business line which does not align with how the Company currently assesses credit risk in the estimate for credit losses under CECL.

(Dollars in thousands)	2019	2018
Balance at January 1	$72,505	$69,500
Loans charged-off
Commercial and agricultural	3,151	3,463
Residential real estate	991	913
Consumer	28,398	29,752
Total loans charged-off	$32,540	$34,128
Recoveries
Commercial and agricultural	$534	$1,178
Residential real estate	141	306
Consumer	6,913	6,821
Total recoveries	$7,588	$8,305
Net loans charged-off	$24,952	$25,823

Provision for loan losses	$25,412	$28,828
Balance at December 31	$72,965	$72,505
Allowance for loan losses to loans outstanding at end of year	1.02%	1.05%

Commercial and agricultural net charge-offs to average loans outstanding	0.04%	0.03%
Residential real estate net charge-offs to average loans outstanding	0.01%	0.01%
Consumer net charge-offs to average loans outstanding	0.31%	0.34%
Net charge-offs to average loans outstanding	0.36%	0.38%

The provision for loan losses was $17.1 million for the year ended December 31, 2022, compared to a net benefit of $8.3 million for the year ended December 31, 2021. Provision expense increased from the prior year primarily due to deteriorated economic condition forecast in the current year as compared to significant improvements experienced in the economic condition forecast in the prior year and loan growth experienced during the current year. Net charge-offs totaled $8.3 million for 2022, down from $9.7 million in 2021. Net charge-offs to average loans was 11 bps for 2022 compared to 13 bps for 2021.

Allocation of the Allowance for Loan Losses

	December 31,
	2022		2021		2020
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans
Commercial	$34,722	48%	$28,941	51%	$50,942	53%
Residential	15,127	26%	18,806	27%	21,255	26%
Consumer	50,951	26%	44,253	22%	37,803	21%
Total	$100,800	100%	$92,000	100%	$110,000	100%

Prior to the adoption of ASU 2016-13 on January 1, 2020, the Company’s calculated allowance for loan losses used the incurred loss methodology. The following table relates to the allowance for loan losses in prior periods. Category percentage of loans are summarized by business line which does not align with how the Company currently assesses credit risk in the estimate for credit losses under CECL.

	December 31,
	2019		2018
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans
Commercial and agricultural	$34,525	48%	$32,759	47%
Residential real estate	2,793	20%	2,568	20%
Consumer	35,647	32%	37,178	33%
Total	$72,965	100%	$72,505	100%

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for losses on off-balance sheet credit exposures is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. As of December 31, 2022 and 2021, the allowance for losses on unfunded commitments totaled $5.1 million. Prior to January 1, 2020, the Company calculated the allowance for losses on unfunded commitments using the incurred loss methodology.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At December 31, 2022, the Company’s Basic Surplus measurement was 13.2% of total assets, or $1.55 billion, as compared to the December 31, 2021 Basic Surplus of 28.5%, or $3.43 billion, and was above the Company’s minimum of 5% (calculated at $587.0 million and $600.6 million, of period end total assets as of December 31, 2022 and December 31, 2021, respectively) set forth in its liquidity policies.

At December 31, 2022 and 2021, FHLB advances outstanding totaled $443.8 million and $14.0 million, respectively. At December 31, 2022 and 2021, the Bank had $8.0 million and $81.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.17 billion at December 31, 2022 and $1.67 billion at December 31, 2021. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $898.1 million and $999.1 million at December 31, 2022 and 2021, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.92 billion at December 31, 2022 and $2.03 billion at December 31, 2021. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans as collateral. At December 31, 2022 and 2021, the Bank had the capacity to borrow $622.7 million and $580.8 million, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $2.41 billion at December 31, 2022 and $2.89 billion at December 31, 2021.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considers its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2023. Higher interest rates could result in deposit declines as depositors have alternative opportunities for yield on their excess funds. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Significant monetary and fiscal policy actions taken by the federal government during the COVID-19 pandemic have helped to mitigate these risks. Enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the COVID-19 pandemic including increasing the frequency of monitoring and adding additional sources of liquidity.

At December 31, 2022, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is depleted, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $183.2 million and $159.2 million in 2022 and 2021, respectively. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization and cash flows generated through changes in other assets and liabilities.

Net cash flows used in investing activities totaled $926.2 million and $547.6 million in 2022 and 2021, respectively. Critical elements of investing activities are loan and investment securities transactions.

Net cash flows used in financing activities totaled $328.7 million in 2022 and net cash flows provided by financing activities totaled $984.8 million in 2021. The critical elements of financing activities are proceeds from deposits, borrowings and stock issuance. In addition, financing activities are impacted by dividends and treasury stock transactions.

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2022 and 2021, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $2.42 billion and $2.30 billion, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2022 and 2021, outstanding standby letters of credit were approximately $53.3 million and $55.1 million, respectively. The fair value of the Company’s standby letters of credit at December 31, 2022 and 2021 was not significant.

The following table sets forth the commitment expiration period for standby letters of credit at:

(In thousands)	December 31, 2022
Within one year	$47,744
After one but within three years	4,498
After three but within five years	901
After five years	164
Total	$53,307

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated and that qualify as cash flow hedges, changes in fair value of the cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is subsequently reclassified and recognized in the consolidated statements of income.

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

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $576.0 million and $575.9 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company had approximately $0.6 million and $1.0 million, respectively, of mortgage servicing rights. In addition, as of December 31, 2022 and 2021, the Company serviced Springstone consumer loans of $6.2 million and $11.4 million, respectively. At December 31, 2022 and 2021, the Company serviced $31.0 million and $25.6 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2022 and 2021.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under Office of the Comptroller of the Currency (“OCC”) regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2022 and 2021, approximately $145.3 million and $164.6 million, respectively, of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Stock Repurchase Plan

The Company purchased 400,000 shares of its common stock during the year ended December 31, 2022 at an average price of $36.78 per share under its previously announced share repurchase program. As of December 31, 2022, there were 1,600,000 shares available for repurchase under this plan authorized on December 20, 2021 and set to expire on December 31, 2023.

Recent Accounting Updates

See Note 2 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.

2021 OPERATING RESULTS AS COMPARED TO 2020 OPERATING RESULTS

For similar operating and financial data and discussion of our results for the year ended December 31, 2021 compared to our results for the year ended December 31, 2020, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022 and is incorporated herein by reference.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. In the rising rate scenarios, net interest income is projected to experience an increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, money market deposit accounts and time accounts. Net interest income for the next twelve months in the +200/+100/-200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% reduction in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2022 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates (in bps points)	Percent change in net interest income
+200	2.83%
+100	1.60%
-200	(3.99%)

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures and FOMC monetary policy. In response to the economic impact of the pandemic, the federal funds rate was reduced to near zero in March 2020, term interest rates fell sharply across the yield curve and the Company reduced deposit rates. Post-pandemic, inflationary pressures have resulted in a higher overall yield curve, Fed Funds increases of 425 bps in 2022 and expectations for continued increases to short-term interest rates in 2023. With deposit rates coming off their historic lows, the Company will focus on managing deposit expense in a rising rate environment while allowing assets to reprice upward.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for credit losses – loans evaluated on a collective basis

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $100.8 million of a total allowance for credit losses of $100.8 million as of December 31, 2022. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for class segments of loans that share similar risk characteristics. The Company uses a discounted cash flow methodology where the respective quantitative allowance for each segment is measured by comparing the amortized cost to the present value of expected principal, interest and recovery cash flows projected using an econometric, probability of default (PD) and loss given default (LGD) modeling methodology. The Company uses PD regression models to develop the PD, and LGD models to develop the LGD, using historical credit loss experience for both the Company and segment-specific selected peers.  The application of these models incorporates multiple weighted external economic forecasts for the economic variables over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to long-term average economic variables over a reversion period on a straight-line basis. Contractual cash flows over the contractual life of the loans are the basis for expected principal, interest and recovery cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. After quantitative considerations, the Company applies additional qualitative adjustments, giving consideration to the effects of limitations inherent in the quantitative model, so that the collective ACL is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions including portfolio segmentation, the external economic forecasts and economic variables, and the related weighting of the forecasts, the reasonable and supportable forecast periods, the composition of the peer group and the period from which historical Company and peer experience was used, (2) the expected prepayments assumption, and (3) the qualitative adjustments and the significant assumptions, including the effects of limitations inherent in the quantitative model. The assessment also included an evaluation of the conceptual soundness and performance of the PD regression and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans estimate, including controls over the:

●	development of the collective ACL on loans methodology
●	development of the PD regression models
●	continued use and appropriateness of changes made to PD regression and LGD models
●	performance monitoring of the PD regression and LGD models
●	identification and determination of the expected prepayments assumption and the significant assumptions used in the PD regression and LGD models
●	development of the qualitative methodology, including the significant assumptions used in the measurement of select qualitative adjustments
●	analysis of the collective ACL on loans results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL on loans estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

●	evaluating the Company’s collective ACL on loans methodology for compliance with U.S. generally accepted accounting principles
●
evaluating judgments made by the Company relative to the development and performance monitoring of the PD regression and LGD models, by comparing them to relevant Company-specific metrics and trends and the applicable industry practices

●
assessing the conceptual soundness and performance testing of the PD regression and LGD models, by inspecting the model documentation to determine whether the models are suitable for their intended use

●	evaluating the expected prepayments assumption by comparing to relevant Company-specific metrics and trends and current economic considerations
●
evaluating the selection of economic forecast scenarios, including weighting of the scenarios, and underlying economic variables, by comparing to the Company’s business environment and relevant industry practices

●
evaluating the length of the period from which historical Company and peer experience was used and the reasonable and supportable forecast period by comparing them to specific portfolio risk characteristics and trends

●	assessing the composition of the peer group by comparing to Company and specific portfolio risk characteristics
●
determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment, loan portfolio categories and sub-categories and relevant industry practices

●
evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL on loans by comparing to relevant credit risk factors, the current economic environment and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL on loans estimate by evaluating the:

●	cumulative results of the audit procedures
●	qualitative aspects of the Company’s accounting practices
●	potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1987.

Albany, New York
March 1, 2023

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2022	2021
(In thousands except share and per share data)
Assets
Cash and due from banks	$166,488	$157,775
Short-term interest-bearing accounts	30,862	1,111,296
Equity securities, at fair value	30,784	33,550
Securities available for sale, at fair value	1,527,225	1,687,361
Securities held to maturity (fair value $812,647 and $735,260, respectively)	919,517	733,210
Federal Reserve and Federal Home Loan Bank stock	44,713	25,098
Loans held for sale	562	830
Loans	8,150,147	7,498,459
Less allowance for loan losses	100,800	92,000
Net loans	$8,049,347	$7,406,459
Premises and equipment, net	69,047	72,093
Goodwill	281,204	280,541
Intangible assets, net	7,341	8,927
Bank owned life insurance	232,409	228,238
Other assets	379,797	266,733
Total assets	$11,739,296	$12,012,111
Liabilities
Demand (noninterest bearing)	$3,617,324	$3,689,556
Savings, NOW and money market	5,444,837	6,043,441
Time	433,772	501,472
Total deposits	$9,495,933	$10,234,469
Short-term borrowings	585,012	97,795
Long-term debt	4,815	13,995
Subordinated debt, net	96,927	98,490
Junior subordinated debt	101,196	101,196
Other liabilities	281,859	215,713
Total liabilities	$10,565,742	$10,761,658
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at December 31, 2022 and 2021	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at December 31, 2022 and 2021, issued 49,651,493 at December 31, 2022 and 2021	497	497
Additional paid-in-capital	577,853	576,976
Retained earnings	958,433	856,203
Accumulated other comprehensive loss	(190,034)	(23,344)
Common stock in treasury, at cost, 6,793,670 and 6,483,481 shares at December 31, 2022 and 2021, respectively	(173,195)	(159,879)
Total stockholders’ equity	$1,173,554	$1,250,453
Total liabilities and stockholders’ equity	$11,739,296	$12,012,111

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2022	2021	2020
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$332,768	$302,175	$307,859
Securities available for sale	29,653	23,305	22,434
Securities held to maturity	17,582	12,551	15,283
Other	4,067	1,845	2,706
Total interest, fee and dividend income	$384,070	$339,876	$348,282
Interest expense
Deposits	$9,923	$10,714	$22,070
Short-term borrowings	2,623	158	3,408
Long-term debt	161	389	1,553
Subordinated debt	5,424	5,437	2,842
Junior subordinated debt	3,749	2,090	2,731
Total interest expense	$21,880	$18,788	$32,604
Net interest income	$362,190	$321,088	$315,678
Provision for loan losses	17,147	(8,257)	51,134
Net interest income after provision for loan losses	$345,043	$329,345	$264,544
Noninterest income
Service charges on deposit accounts	$14,630	$13,348	$13,201
Card services income	29,058	34,682	28,611
Retirement plan administration fees	48,112	42,188	35,851
Wealth management	33,311	33,718	29,247
Insurance services	14,696	14,083	14,757
Bank owned life insurance income	6,044	6,217	5,743
Net securities (losses) gains	(1,131)	566	(388)
Other	10,858	12,992	19,254
Total noninterest income	$155,578	$157,794	$146,276
Noninterest expense
Salaries and employee benefits	$187,830	$172,580	$161,934
Technology and data services	35,712	34,717	32,294
Occupancy	26,282	26,048	25,756
Professional fees and outside services	16,810	16,306	15,082
Office supplies and postage	6,140	6,006	6,138
FDIC expenses	3,197	3,041	2,688
Advertising	2,822	2,521	2,288
Amortization of intangible assets	2,263	2,808	3,395
Loan collection and other real estate owned, net	2,647	2,915	3,295
Merger expenses	967	-	-
Other	19,795	20,339	24,863
Total noninterest expense	$304,465	$287,281	$277,733
Income before income tax expense	$196,156	$199,858	$133,087
Income tax expense	44,161	44,973	28,699
Net income	$151,995	$154,885	$104,388
Earnings per share
Basic	$3.54	$3.57	$2.39
Diluted	$3.52	$3.54	$2.37

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2022	2021	2020
(In thousands)
Net income	$151,995	$154,885	$104,388
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(209,212)	$(37,432)	$23,204
Tax effect	52,303	9,358	(5,800)
Unrealized net holding (losses) gains arising during the period, net	$(156,909)	$(28,074)	$17,404

Reclassification adjustment for net (gains) in net income, gross	$-	$-	$(3)
Tax effect	-	-	1
Reclassification adjustment for net (gains) in net income, net	$-	$-	$(2)

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$513	$577	$644
Tax effect	(128)	(145)	(161)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$385	$432	$483

Total securities available for sale, net	$(156,524)	$(27,642)	$17,885

Cash flow hedges:
Unrealized losses on derivatives (cash flow hedges), gross	$-	$-	$(275)
Tax effect	-	-	69
Unrealized losses on derivatives (cash flow hedges), net	$-	$-	$(206)

Reclassification of net unrealized losses on cash flow hedges to interest expense, gross	$-	$21	$296
Tax effect	-	(5)	(74)
Reclassification of net unrealized losses on cash flow hedges to interest expense, net	$-	$16	$222

Total cash flow hedges, net	$-	$16	$16

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$737	$1,373	$1,627
Tax effect	(184)	(343)	(407)
Amortization of prior service cost and actuarial losses, net	$553	$1,030	$1,220

(Increase) decrease in unrecognized actuarial loss, gross	$(14,292)	$3,780	$429
Tax effect	3,573	(945)	(107)
(Increase) decrease in unrecognized actuarial loss, net	$(10,719)	$2,835	$322

Total pension and other benefits, net	$(10,166)	$3,865	$1,542

Total other comprehensive (loss) income	$(166,690)	$(23,761)	$19,443
Comprehensive (loss) income	$(14,695)	$131,124	$123,831

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2019	$497	$576,708	$696,214	$(19,026)	$(133,996)	$1,120,397
Cumulative effect adjustment for ASU 2016-13 implementation as of January 1, 2020	-	-	(4,339)	-	-	(4,339)
Net income	-	-	104,388	-	-	104,388
Cash dividends - $1.08 per share	-	-	(47,207)	-	-	(47,207)
Purchase of 263,507 treasury shares	-	-	-	-	(7,980)	(7,980)
Net issuance of 95,990 shares to employee and other stock plans	-	(3,207)	-	-	1,542	(1,665)
Stock-based compensation	-	4,581	-	-	-	4,581
Other comprehensive income	-	-	-	19,443	-	19,443
Balance at December 31, 2020	$497	$578,082	$749,056	$417	$(140,434)	$1,187,618
Net income	-	-	154,885	-	-	154,885
Cash dividends - $1.10 per share	-	-	(47,738)	-	-	(47,738)
Purchase of 604,637 treasury shares	-	-	-	-	(21,714)	(21,714)
Net issuance of 143,555 shares to employee and other stock plans	-	(5,520)	-	-	2,269	(3,251)
Stock-based compensation	-	4,414	-	-	-	4,414
Other comprehensive (loss)	-	-	-	(23,761)	-	(23,761)
Balance at December 31, 2021	$497	$576,976	$856,203	$(23,344)	$(159,879)	$1,250,453
Net income	-	-	151,995	-	-	151,995
Cash dividends - $1.16 per share	-	-	(49,765)	-	-	(49,765)
Purchase of 400,000 treasury shares	-	-	-	-	(14,713)	(14,713)
Net issuance of 89,811 shares to employee and other stock plans	-	(3,653)	-	-	1,397	(2,256)
Stock-based compensation	-	4,530	-	-	-	4,530
Other comprehensive (loss)	-	-	-	(166,690)	-	(166,690)
Balance at December 31, 2022	$497	$577,853	$958,433	$(190,034)	$(173,195)	$1,173,554

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
(In thousands)
Operating activities
Net income	$151,995	$154,885	$104,388
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	17,147	(8,257)	51,134
Depreciation and amortization of premises and equipment	10,155	9,896	9,772
Net amortization on securities	3,460	5,832	4,369
Amortization of intangible assets	2,263	2,808	3,395
Amortization of operating lease right-of-use assets	6,643	7,176	7,382
Excess tax benefit on stock-based compensation	(288)	(385)	(181)
Stock-based compensation expense	4,530	4,414	4,581
Bank owned life insurance income	(6,044)	(6,217)	(5,743)
Amortization of subordinated debt issuance costs	437	438	230
Discount on repurchase of subordinated debt	(106)	-	-
Proceeds from sale of loans held for sale	5,674	55,065	168,707
Originations of loans held for sale	(5,475)	(54,608)	(158,279)
Net gains on sales of loans held for sale	(122)	(361)	(1,989)
Net security losses (gains)	1,131	(566)	388
Net (gains) losses on sale of other real estate owned	(259)	182	(96)
Lease termination losses	-	-	4,284
Net change in other assets and other liabilities	(7,918)	(11,117)	(47,069)
Net cash provided by operating activities	$183,223	$159,185	$145,273
Investing activities
Net cash used in acquisitions	$(2,616)	$(1,550)	$(6,760)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	213,722	395,386	336,410
Purchases	(264,569)	(775,963)	(689,932)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	177,554	181,620	243,136
Proceeds from sales	-	-	996
Purchases	(365,033)	(299,014)	(230,951)
Equity securities:
Proceeds from calls	-	1,000	2,000
Purchases	(1,000)	-	-
Other:
Net increase in loans	(659,949)	(9,305)	(378,765)
Proceeds from Federal Home Loan Bank stock redemption	36,125	2,422	63,305
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(55,740)	(167)	(46,038)
Proceeds from settlement of bank owned life insurance	1,873	4,413	1,057
Purchase of bank owned life insurance	-	(40,000)	-
Purchases of premises and equipment, net	(7,009)	(7,740)	(8,157)
Proceeds from sales of other real estate owned	426	1,290	1,113
Net cash used in investing activities	$(926,216)	$(547,608)	$(712,586)
Financing activities
Net (decrease) increase in deposits	$(738,536)	$1,152,777	$1,493,872
Net increase (decrease) in short-term borrowings	487,217	(70,592)	(486,889)
Proceeds from issuance of subordinated debt	-	-	100,000
Payment of subordinated debt issuance costs	-	-	(2,178)
Repurchase of subordinated debt	(2,000)	-	-
Proceeds from issuance of long-term debt	1,519	-	-
Repayments of long-term debt	(10,699)	(25,101)	(25,114)
Proceeds from the issuance of shares to employee and other stock plans	-	112	184
Cash paid by employer for tax-withholding on stock issuance	(1,751)	(2,931)	(1,537)
Purchase of treasury stock	(14,713)	(21,714)	(7,980)
Cash dividends	(49,765)	(47,738)	(47,207)
Net cash (used in) provided by financing activities	$(328,728)	$984,813	$1,023,151
Net (decrease) increase in cash and cash equivalents	$(1,071,721)	$596,390	$455,838
Cash and cash equivalents at beginning of year	1,269,071	672,681	216,843
Cash and cash equivalents at end of year	$197,350	$1,269,071	$672,681

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$20,608	$20,285	$31,692
Income taxes paid, net of refund	62,795	46,097	45,790
Noncash investing activities:
Loans transferred to other real estate owned	$105	$181	$1,017
Acquisitions:
Fair value of assets acquired	$705	$-	$3,328

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and such differences could be material to the financial statements.

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

Segment Reporting

The Company’s operations are primarily in the community banking industry and include the provision of traditional banking services. The Company also provides other services through its subsidiaries such as insurance, retirement plan administration and trust administration. The Company operates in the geographical regions of central and upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central Connecticut. The Company has no reportable operating segments.

Cash Equivalents

The Company considers amounts due from correspondent banks, cash items in process of collection and institutional money market mutual funds to be cash equivalents for purposes of the consolidated statements of cash flows.

Securities

The Company classifies its securities at date of purchase as either held to maturity (“HTM”), available for sale (“AFS”) or equity. HTM debt securities are those that the Company has the ability and intent to hold until maturity. AFS debt securities are securities that are not classified as HTM. AFS securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on AFS securities are excluded from earnings and are reported in the consolidated statements of changes in stockholders’ equity and the consolidated statements of comprehensive income as a component of accumulated other comprehensive income or loss (“AOCI”). HTM securities are recorded at amortized cost. Equity securities are recorded at fair value, with net unrealized gains and losses recognized in income. Transfers of securities between categories are recorded at fair value at the date of transfer. Non-marketable equity securities are carried at cost. Equity securities without readily determinable fair values are carried at cost. The Company performs a qualitative assessment on equity securities to determine whether the investments are impaired and downward or upward adjustments are recognized through the income statement.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

Allowance for Credit Losses –HTM Debt Securities

With respect to its HTM debt securities, the Company is required to utilize the Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) approach to estimate expected credit losses. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, such as (as applicable): internal or external (third-party) credit score or credit ratings, risk ratings or classification, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or expected credit loss patterns, and reasonable and supportable forecast periods. Management classifies the HTM portfolio into the following major security types: U.S. government agency or U.S. government-sponsored mortgage-backed and collateralized mortgage obligations securities, and state and municipal debt securities.

The mortgage-backed and collateralized mortgage obligations HTM securities are issued by U.S. government entities and agencies. These securities are either explicitly and/or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit loss for these securities.

State and municipal bonds generally carry a Moody’s rating of A to AAA. In addition, the Company has a limited amount of New York state local municipal bonds that are not rated. The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual bond over its contractual life and considers historical credit loss information, current conditions and reasonable and supportable forecasts. Given the rarity of municipal defaults and losses, the Company utilized Moody’s Municipal Loss Forecast Model as the sole source of municipal default and loss rates which provides decades of data across all municipal sectors and geographies. As with the loan portfolio, cash flows are forecast over a 6-quarter period under various weighted economic conditions, with a reversion to long-term average economic conditions over a 4-quarter period on a straight-line basis. Management may exercise discretion to make adjustments based on environmental factors. The Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit losses was recorded.

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

Paycheck Protection Program (“PPP”) – Section 1102 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) created the Paycheck Protection Program, a program administered by the Small Business Administration (the “SBA”) to provide loans to small businesses for payroll and other basic expenses during the coronavirus (“COVID-19”) pandemic. The Company has been a participant in the PPP as a lender. Loans made under the PPP are fully guaranteed by the SBA, whose guarantee is backed by the full faith and credit of the United States government. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. The Company processed approximately 6,100 loans totaling $835 million in relief. As of December 31, 2022 total forgiveness and paydown is equal to 99% of the original balance.

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

Other Consumer – The Other Consumer loan segment consists primarily of unsecured consumer loans, residential solar loans and direct consumer loans. The Company offers unsecured consumer loans across a national footprint originated through our relationships with national technology-driven consumer lending companies to finance such things as dental and medical procedures, K-12 tuition, solar energy installations and other consumer purpose loans. Advances of credit through this business line are subject to the Company’s underwriting standards including criteria such as FICO score and debt to income thresholds. In 2017, the Company partnered with Sungage Financial, Inc. to offer financing to consumers for solar ownership with the program tailored for delivery through solar installers. Advances of credit through this business line are to prime borrowers and are subject to the Company’s underwriting standards. Typically, the Company collects origination fees that are deferred and recognized into interest income over the estimated life of the loan. The Company offers a variety of direct consumer installment loans to finance various personal expenditures. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, debt consolidation, education and other uses. Direct consumer installment loans carry a fixed rate of interest with principal repayment terms typically ranging from one to fifteen years, based upon the nature of the collateral and the size of the loan. Consumer installment loans are often secured with collateral consisting of a perfected lien on the asset being purchased or a perfected lien on a consumer’s deposit account. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower’s financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate (“PD”) curves through the use of segment-specific loss given default (“LGD”) risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each asset class, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviate from that of the wider industry. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

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

The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, PD/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to multiple, probabilistically weighted external economic forecasts. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level stated interest rate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties is considered to be a TDR. The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring. If the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral, then management uses the current fair value of the collateral, less selling costs. If management determines that the value of the modified loan is less than the recorded investment in the loan, a write-down would be recorded.

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

Accrued Interest Receivable

Accrued interest receivable balances are presented separately within other assets balance sheet line item. The Company has excluded interest receivable that is included in amortized cost of financing receivables from related disclosures requirements and accrued interest receivable is written off by reversing interest income. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore the amount of such write offs are immaterial. Historically, the Company has not experienced uncollectible accrued interest receivable on investment securities.

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

Comprehensive Income (Loss)

At the Company, comprehensive income (loss) represents net income plus OCI, which consists primarily of the net change in unrealized gains (losses) on AFS debt securities for the period, changes in the funded status of employee benefit plans and unrealized gains (losses) on derivatives designated as hedging instruments. AOCI represents the net unrealized gains (losses) on AFS debt securities, the previously unrecognized portion of the funded status of employee benefit plans and the fair value of instruments designated as hedging instruments, net of income taxes, as of the consolidated balance sheet dates.

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations or quote from alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid agency securities, less liquid listed equities, state, municipal and provincial obligations and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy. Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). Other investment securities are reported at fair value utilizing Level 1 and Level 2 inputs. The prices for Level 2 instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the methodologies used in pricing the securities by its third-party providers in pricing the securities.

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third-party. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers. Under the standby letters of credit, the Company is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit typically have one year expirations with an option to renew upon annual review. The Company typically receives a fee for these transactions. The fair value of standby letters of credit is recorded upon inception.

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

Card Services Income

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

Other

Other noninterest income consists of other recurring revenue streams such as account and loan fees, interest rate swap fees, safe deposit box rental fees and other miscellaneous revenue streams. These revenue streams are primarily transactional based and payment is received immediately or in the following month, and therefore, the Company’s performance obligation is satisfied, and the related revenue is recognized, at a point in time.

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Noninterest income
In-Scope of ASC 606:
Service charges on deposit accounts	$14,630	$13,348	$13,201
Card services income	29,058	34,682	28,611
Retirement plan administration fees	48,112	42,188	35,851
Wealth management	33,311	33,718	29,247
Insurance services	14,696	14,083	14,757
Other	10,858	12,992	19,254
Total noninterest income in-scope of ASC 606	$150,665	$151,011	$140,921
Total noninterest income out-of-scope of ASC 606	$4,913	$6,783	$5,355
Total noninterest income	$155,578	$157,794	$146,276

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

Contract Acquisition Costs

ASC 606 requires the capitalization, and subsequently amortization into expense, of certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company elected the practical expedient, which allows immediate expensing of contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less, and did not capitalize any contract acquisition costs upon adoption of ASC 606 as of or during the year ended December 31, 2022, 2021 and 2020.

Trust Operations

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance. ASU 2020-04 and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the London Interbank Offered Rate (“LIBOR”) or other interbank offered rates on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity.

In December 2020, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The ASU extends the period of time companies can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01. The guidance which was effective upon issuance, defers the sunset date from December 31, 2022 to December 31, 2024, after which companies will no longer be permitted to apply the relief guidance in Topic 848. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

Accounting Standards Issued Not Yet Adopted

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the guidance on Troubled Debt Restructurings (“TDRs”) and requires an evaluation on all loan modifications to determine if they result in a new loan or a continuation of the existing loan. The ASU also requires that entities disclose current-period gross charge-offs by year of origination. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. The amendments in this ASU are effective for the Company on January 1, 2023, with early adoption permitted. The adoption is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

Pending Acquisition of Salisbury Bancorp, Inc.

On December 5, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Salisbury Bancorp, Inc. (“Salisbury”), Salisbury Bank and Trust Company (“Salisbury Bank”), Salisbury’s subsidiary bank, and NBT Bank, the Company’s subsidiary bank, pursuant to which the Company will acquire Salisbury. Salisbury, with assets of approximately $1.54 billion at December 31, 2022, is headquartered in Lakeville, Connecticut. Its primary subsidiary, Salisbury Bank, is a Connecticut chartered commercial bank with 14 banking locations in northwestern Connecticut, the Hudson Valley region of New York and southwestern Massachusetts.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of each party, Salisbury will merge with and into the Company, with the Company as the surviving entity, and immediately thereafter, Salisbury Bank will merge with and into NBT Bank, with NBT Bank as the surviving bank (the “Merger”).

Under the terms of the Merger Agreement, each outstanding share of Salisbury common stock will be converted into the right to receive 0.7450 shares of the Company’s common stock. The Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the stockholders of Salisbury, and is expected to close in the second quarter of 2023.

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2022
U.S. treasury	$132,891	$-	$(11,233)	$121,658
Federal agency	248,419	-	(42,000)	206,419
State & municipal	97,036	5	(14,190)	82,851
Mortgage-backed:
Government-sponsored enterprises	454,177	9	(54,675)	399,511
U.S. government agency securities	81,844	15	(7,676)	74,183
Collateralized mortgage obligations:
Government-sponsored enterprises	498,021	9	(59,473)	438,557
U.S. government agency securities	171,090	-	(21,284)	149,806
Corporate	60,404	-	(6,164)	54,240
Total AFS securities	$1,743,882	$38	$(216,695)	$1,527,225
As of December 31, 2021
U.S. treasury	$73,016	$59	$(6)	$73,069
Federal agency	248,454	-	(8,523)	239,931
State & municipal	95,531	116	(1,559)	94,088
Mortgage-backed:
Government-sponsored enterprises	538,036	8,036	(5,589)	540,483
U.S. government securities	65,339	1,108	(255)	66,192
Collateralized mortgage obligations:
Government-sponsored enterprises	484,550	2,723	(5,113)	482,160
U.S. government securities	139,380	939	(884)	139,435
Corporate	50,500	1,516	(13)	52,003
Total AFS securities	$1,694,806	$14,497	$(21,942)	$1,687,361

There was no allowance for credit losses on AFS securities as of December 31, 2022 and 2021.

The components of net realized gains (losses) on AFS securities are as follows.

	Years Ended December 31,
(In thousands)	2022	2021	2020
Gross realized gains	$-	$-	$3
Gross realized (losses)	-	-	-
Net AFS realized gains (losses)	$-	$-	$3

The Company had no net realized gains (losses) on AFS securities for the years ended December 31, 2022 and 2021. Included in net realized gains (losses) on AFS securities, the Company recorded gains from calls of approximately $3 thousand for the year ended December 31, 2020, which were reclassified out of AOCI and into earnings.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2022
Federal agency	$100,000	$-	$(20,678)	$79,322
Mortgage-backed:
Government-sponsored enterprises	249,511	-	(36,819)	212,692
U.S. government agency securities	18,396	4	(619)	17,781
Collateralized mortgage obligations:
Government-sponsored enterprises	207,738	200	(14,876)	193,062
U.S. government agency securities	66,628	-	(9,842)	56,786
State & municipal	277,244	5	(24,245)	253,004
Total HTM securities	$919,517	$209	$(107,079)	$812,647
As of December 31, 2021
Federal agency	$100,000	$-	$(4,365)	$95,635
Mortgage-backed:
Government-sponsored enterprises	161,462	2,232	(1,319)	162,375
U.S. government agency securities	9,112	514	-	9,626
Collateralized mortgage obligations:
Government-sponsored enterprises	94,342	1,932	(129)	96,145
U.S. government agency securities	44,473	336	(674)	44,135
State & municipal	323,821	5,026	(1,503)	327,344
Total HTM securities	$733,210	$10,040	$(7,990)	$735,260

At December 31, 2022 and 2021, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of December 31, 2022 and 2021 because the expectation of nonrepayment of the amortized cost is zero, except for state & municipal securities, which such expected losses from nonrepayment are immaterial.

Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $4 thousand for the year ended December 31, 2022, approximately $29 thousand for the year ended December 31, 2021 and approximately $24 thousand for the year ended December 31, 2020.

During the year ended December 31, 2020, the Company sold HTM securities with an amortized cost of $1.0 million and resulted in a realized loss of $1 thousand. Due to significant deterioration in the creditworthiness of the issuer of the HTM securities, the circumstances caused the Company to change its intent to hold the HTM securities sold to maturity, which did not affect the Company’s intent to hold the remainder of the HTM portfolio to maturity. There were no sales of HTM securities in the years ended December 31, 2022 and 2021.

AFS and HTM securities with amortized costs totaling $1.73 billion at December 31, 2022 and $1.63 billion at December 31, 2021 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2022 and 2021, AFS and HTM securities with an amortized cost of $149.5 million and $162.1 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table set forth information with regard to gains and (losses) on equity securities:

	Years Ended December 31,
(In thousands)	2022	2021
Net (losses) and gains recognized on equity securities	$(1,135)	$537
Less: Net (losses) and gains recognized on equity securities sold during the period	-	-
Unrealized (losses) and gains recognized on equity securities still held	$(1,135)	$537

As of December 31, 2022 and 2021 the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of December 31, 2022 and 2021. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the years ended December 31, 2022 and 2021.

The following table set forth information with regard to contractual maturities of debt securities at December 31, 2022:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$682	$675
From one to five years	402,807	361,295
From five to ten years	582,736	506,036
After ten years	757,657	659,219
Total AFS debt securities	$1,743,882	$1,527,225
HTM debt securities:
Within one year	$49,986	$49,979
From one to five years	92,443	89,979
From five to ten years	278,664	241,294
After ten years	498,424	431,395
Total HTM debt securities	$919,517	$812,647

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2022, 2021 and 2020.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of December 31, 2022
AFS securities:
U.S. treasury	$55,616	$(3,864)	5	$66,042	$(7,369)	3	$121,658	$(11,233)	8
Federal agency	-	-	-	206,419	(42,000)	16	206,419	(42,000)	16
State & municipal	3,679	(341)	2	78,395	(13,849)	64	82,074	(14,190)	66
Mortgage-backed	204,447	(15,048)	149	267,926	(47,303)	32	472,373	(62,351)	181
Collateralized mortgage obligations	211,612	(14,458)	77	374,376	(66,299)	49	585,988	(80,757)	126
Corporate	34,434	(2,970)	12	19,806	(3,194)	6	54,240	(6,164)	18
Total securities with unrealized losses	$509,788	$(36,681)	245	$1,012,964	$(180,014)	170	$1,522,752	$(216,695)	415

HTM securities:
Federal agency	$-	$-	-	$79,322	$(20,678)	4	$79,322	$(20,678)	4
Mortgage-backed	91,417	(9,096)	21	138,936	(28,342)	13	230,353	(37,438)	34
Collateralized mortgage obligations	191,644	(13,863)	47	48,289	(10,855)	8	239,933	(24,718)	55
State & municipal	110,727	(4,930)	149	82,949	(19,315)	76	193,676	(24,245)	225
Total securities with unrealized losses	$393,788	$(27,889)	217	$349,496	$(79,190)	101	$743,284	$(107,079)	318

As of December 31, 2021
AFS securities:
U.S. treasury	$49,105	$(6)	2	$-	$-	-	$49,105	$(6)	2
Federal agency	41,618	(1,846)	4	198,313	(6,677)	12	239,931	(8,523)	16
State & municipal	87,515	(1,559)	61	-	-	-	87,515	(1,559)	61
Mortgage-backed	281,217	(4,319)	24	39,491	(1,525)	6	320,708	(5,844)	30
Collateralized mortgage obligations	341,673	(5,495)	34	15,774	(502)	4	357,447	(5,997)	38
Corporate	9,987	(13)	2	-	-	-	9,987	(13)	2
Total securities with unrealized losses	$811,115	$(13,238)	127	$253,578	$(8,704)	22	$1,064,693	$(21,942)	149

HTM securities:
Federal agency	$-	$-	-	$95,635	$(4,365)	4	$95,635	$(4,365)	4
Mortgage-backed	103,789	(1,319)	10	-	-	-	103,789	(1,319)	10
Collateralized mortgage obligations	54,612	(803)	6	-	-	-	54,612	(803)	6
State & municipal	52,783	(1,189)	40	8,950	(314)	10	61,733	(1,503)	50
Total securities with unrealized losses	$211,184	$(3,311)	56	$104,585	$(4,679)	14	$315,769	$(7,990)	70

The Company does not believe the AFS securities that were in an unrealized loss position as of December 31, 2022 and 2021, which consisted of 415 and 149 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of December 31, 2022 and 2021, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $4.2 million at December 31, 2022 and $3.9 million at December 31, 2021 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the bank’s HTM debt securities were past due or on nonaccrual status as of December 31, 2022 and 2021. There was no accrued interest reversed against interest income for the years ended December 31, 2022 and 2021 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, 70% and 56%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2022 and 2021. The remaining HTM debt securities at December 31, 2022 and 2021 were comprised of state and municipal obligations generally with bond ratings of A to AAA. Utilizing the CECL approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of December 31, 2022 and 2021. AIR on HTM debt securities totaled $3.8 million at December 31, 2022 and $2.7 million at December 31, 2021 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

5.          Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2022	2021
Commercial & industrial	$1,265,082	$1,155,240
Commercial real estate	2,807,941	2,655,367
Paycheck protection program	949	101,222
Residential real estate	1,649,870	1,571,232
Indirect auto	989,587	859,454
Residential solar	856,798	440,016
Home equity	314,124	330,357
Other consumer	265,796	385,571
Total loans	$8,150,147	$7,498,459

Included in the above loans are net deferred loan origination (fees) costs totaling $(109.1) million and $(23.7) million at December 31, 2022 and 2021, respectively. The Company had $0.6 million and $0.8 million of residential loans held for sale as of December 31, 2022 and  2021, respectively.

The total amount of loans serviced by the Company for unrelated third parties was $576.0 million and $575.9 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company had $0.6 million and $1.0 million, respectively, of mortgage servicing rights. In addition, as of December 31, 2022 and 2021, the Company serviced Springstone consumer loans of $6.2 million and $11.4 million, respectively.

At December 31, 2022 and 2021, the Company serviced $31.0 million and $25.6 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2022 and 2021.

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

(In thousands)	2022	2021
Balance at January 1	$3,292	$5,936
New loans	576	182
Adjustment due to change in composition of related parties	(37)	(683)
Repayments	(1,315)	(2,143)
Balance at December 31	$2,516	$3,292
6.          Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $100.8 million at December 31, 2022, compared to $92.0 million at December 31, 2021. The allowance for credit losses as a percentage of loans was 1.24% at December 31, 2022, compared to 1.23% at December 31, 2021.

The January 1, 2020 (“Day 1”) increase in the allowance for credit loss on loans relating to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was $3.0 million, which decreased retained earnings by $2.3 million and increased the deferred tax asset by $0.7 million.

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

The quantitative model as of December 31, 2022 incorporates a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. The baseline outlook reflected an unemployment rate environment initially around pre-COVID-19 levels at 3.9% that increases slightly during the forecast period to 4.0%. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the first quarter of 2023 at approximately 3.9% and hovering around 4.6% by the end of the forecast period. Other utilized economic variables have generally deteriorated in their respective forecasts, with retail sales and housing starts forecasts declining from the prior year. Key assumptions in the baseline economic outlook included a full employment economy being realized in the near future, continued tapering of the Federal Reserve balance sheet, an increasing yield on ten-year treasury securities, and a gradual decline in global oil prices. The alternative downside scenario assumed deteriorated economic and pandemic related conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 3.9% in the fourth quarter of 2022 to a peak of 6.9% in the first quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2022. Additional adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation, and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth, and policy exceptions was also conducted. All these factors were considered through separate quantitative processes and incorporated when applicable into the estimate of current expected credit losses at December 31, 2022.

The quantitative model as of December 31, 2021 incorporates a baseline economic outlook along with alternative upside and downside scenarios sourced from a reputable third-party to accommodate other potential economic conditions in the model. The baseline outlook reflected an unemployment rate environment initially above pre-COVID-19 levels at 4.8% but falling below pre-COVID-19 levels by the end of the forecast period to 3.5%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the first quarter of 2022 at approximately 9% and hover around 5% by the middle and end of the forecast period. The alternative downside scenario assumed deteriorated economic and pandemic related conditions from the baseline outlook. Under this scenario, northeast unemployment rose from 5.7% in the fourth quarter of 2021 to a peak of 8% in the first quarter of 2023, remaining around or above 7% for the entire forecast period. The alternative upside scenario incorporated a more optimistic outlook than the baseline scenario, with a swift return to full employment by the second quarter of 2022 and with northeast unemployment moving down to 3.1% by the end of the forecast period. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2021. At December 31, 2021, the weightings were 60%, 10% and 30% for the baseline, upside and downside economic forecasts, respectively. Additional adjustments were made for COVID-19 related factors not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus in the second and third quarters of 2020, including direct payments to individuals, increased unemployment benefits, the Company’s loan deferral and modification initiatives and various government sponsored loan programs. The Company also continued to monitor the level of criticized and classified loans in the fourth quarter of 2021 compared to the level contemplated by the model during similar, historical economic conditions, and an adjustment was made to estimate potential additional losses above modeled losses. Additionally, qualitative adjustments were made for Moody’s baseline economic forecast to include impacts of the Build Back Better Act not passing by December 31, 2021 and to address potential economic deterioration due to Omicron, as well as isolated model limitations related to modeled outputs given abnormally high retail sales and business output growth rates in historical periods. These factors were considered through separate quantitative processes and incorporated into the estimate of current expected credit losses at December 31, 2021.

The quantitative model as of December 31, 2020 incorporated a baseline economic outlook, along with alternative upside and downside scenarios sourced from a reputable third-party to accommodate other potential economic conditions in the model. The baseline outlook reflected an unemployment rate environment above pre-COVID-19 levels for the entire forecast period, though steadily improving, before returning to low single digits by the end of 2023. Northeast GDP’s annual growth (on a quarterly basis) was expected to start 2021 in the low to mid-single digits, with a peak growth rate of 8% in the fourth quarter of 2021 and steadily falling back down to normalized levels through 2023 and 2024. Other utilized economic variables show improvement in their respective forecasts, namely business output. Key assumptions in the baseline economic outlook included an additional stimulus package passed at the same timing and a comparable level to that of the actual $900 billion COVID-19 relief package passed in December 2020 along with no significant secondary surge in COVID-19 cases or pandemic-related business closures. The alternative downside scenario assumed deteriorated economic and pandemic related conditions from the baseline outlook. In the same way, the alternative upside scenario assumed a faster economic recovery and more effective management of the COVID-19 virus from the baseline outlook. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2020. Additional adjustments were made for COVID-19 related factors not incorporated in the forecasts, such as the mitigating impact of unprecedented stimulus in 2020, including direct payments to individuals, increased unemployment benefits, the Company’s loan deferral and modification initiatives and various government-sponsored loan programs. The commercial & industrial and consumer segment models were based upon percent change in unemployment with modeled values as of December 31, 2020 well outside the observed historical experience. Therefore, adjustments were required to produce outputs more aligned with default expectations given the forecast economic environment. Additionally, the Company identified a slightly higher level of criticized and classified loans during 2020 than those contemplated by the model during similar economic conditions in the past for which an adjustment was made for estimated expected additional losses above modeled output. These factors were considered through a separate quantitative process and incorporated into the estimate for allowance for credit losses at December 31, 2020.

There were no loans purchased with credit deterioration during the years ended December 31, 2022 and 2021. During 2022, the Company purchased $11.5 million of residential loans at a 1.53% premium and $50.1 million in consumer loans at par. The allowance for credit losses recorded for these loans on the purchase date was $3.2 million. During 2021, the Company purchased $58.9 million of residential loans at premiums ranging from 2% to 5% and $92.5 million of consumer loans at a par. The allowance for credit losses recorded for these loans on the purchase date was $6.8 million. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $25.0 million at December 31, 2022 and $19.5 million at December 31, 2021 and there was no estimated allowance for credit losses related to AIR at December 31, 2022 and 2021.

The following tables present the activity in the allowance for credit losses by our portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2021	$28,941	$44,253	$18,806	$92,000
Charge-offs	(1,870)	(16,140)	(633)	(18,643)
Recoveries	2,430	7,014	852	10,296
Provision	5,221	15,824	(3,898)	17,147
Ending Balance as of December 31, 2022	$34,722	$50,951	$15,127	$100,800

Balance as of December 31, 2020	$50,942	$37,803	$21,255	$110,000
Charge-offs	(4,638)	(14,489)	(979)	(20,106)
Recoveries	723	8,571	1,069	10,363
Provision	(18,086)	12,368	(2,539)	(8,257)
Ending Balance as of December 31, 2021	$28,941	$44,253	$18,806	$92,000

Balance as of January 1, 2020 (after adoption of ASC 326)	$27,156	$32,122	$16,721	$75,999
Charge-offs	(4,005)	(21,938)	(1,135)	(27,078)
Recoveries	786	8,541	618	9,945
Provision	27,005	19,078	5,051	51,134
Ending Balance as of December 31, 2020	$50,942	$37,803	$21,255	$110,000

The increase in the allowance for credit losses from December 31, 2021 to December 31, 2022 was primarily due to an increase in loan balances and a modest deterioration in the economic forecast. The decrease in the allowance for credit losses from December 31, 2020 to December 31, 2021 was primarily due to the improvement in the economic forecast, partly offset by providing for the increase in loan balances. The increase in the allowance for credit losses from Day 1 to December 31, 2020 was primarily due to the deterioration of macroeconomic factors surrounding the COVID-19 pandemic.

Individually Evaluated Loans

As of December 31, 2022, there were two relationships identified to be evaluated for loss on an individual basis which, in aggregate, had an amortized cost basis of $2.4 million, with no allowance for credit loss. As of December 31, 2021, there were five relationships identified to be evaluated for loss on an individual basis with an aggregate amortized cost basis of $10.2 million and no allowance for credit loss. The decrease in the amortized cost basis on an individual basis from December 31, 2021 to December 31, 2022 was primarily due to principal payments and resolution of one relationship in which the cost basis was substantially collected and the related $0.8 million allowance for credit losses was reversed.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2022
Commercial loans:
C&I	$342	$88	$4	$434	$2,244	$1,237,530	$1,240,208
CRE	336	96	-	432	5,780	2,689,196	2,695,408
PPP	-	11	-	11	-	938	949
Total commercial loans	$678	$195	$4	$877	$8,024	$3,927,664	$3,936,565
Consumer loans:
Auto	$8,640	$1,393	$785	$10,818	$1,494	$950,389	$962,701
Other consumer	6,341	2,569	2,263	11,173	173	1,125,040	1,136,386
Total consumer loans	$14,981	$3,962	$3,048	$21,991	$1,667	$2,075,429	$2,099,087
Residential	$2,496	$555	$771	$3,822	$7,542	$2,103,131	$2,114,495
Total loans	$18,155	$4,712	$3,823	$26,690	$17,233	$8,106,224	$8,150,147

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2021
Commercial loans:
C&I	$622	$-	$-	$622	$3,618	$1,126,430	$1,130,670
CRE	1,219	132	-	1,351	12,726	2,550,910	2,564,987
PPP	-	-	-	-	-	101,222	101,222
Total commercial loans	$1,841	$132	$-	$1,973	$16,344	$3,778,562	$3,796,879
Consumer loans:
Auto	$6,911	$1,547	$545	$9,003	$1,295	$816,210	$826,508
Other consumer	3,789	1,816	1,105	6,710	233	832,447	839,390
Total consumer loans	$10,700	$3,363	$1,650	$15,713	$1,528	$1,648,657	$1,665,898
Residential	$2,481	$420	$808	$3,709	$12,413	$2,019,560	$2,035,682
Total loans	$15,022	$3,915	$2,458	$21,395	$30,285	$7,446,779	$7,498,459

As of December 31, 2022 and 2021, there were $1.1 million and $8.8 million, respectively, of loans in nonaccrual that were specifically evaluated for individual expected credit loss without an allowance for credit losses.

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

Special Mention

Special Mention loans have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s position at some future date. These loans pose elevated risk, but their weakness does not yet justify a Substandard classification. Borrowers may be experiencing adverse operating trends (i.e., declining revenues or margins) or may be struggling with an ill-proportioned balance sheet (i.e., increasing inventory without an increase in sales, high leverage and/or tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a Special Mention rating. Although a Special Mention loan has a higher probability of default than a Pass asset, its default is not imminent.

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

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by year of origination (vintage):

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
C&I
By internally assigned grade:
Pass	$296,562	$251,531	$164,976	$91,497	$39,394	$32,413	$327,166	$3,133	$1,206,672
Special mention	1,044	524	4,531	194	1,108	417	5,234	-	13,052
Substandard	76	459	231	3,098	91	3,969	12,348	163	20,435
Doubtful	-	20	-	28	-	1	-	-	49
Total C&I	$297,682	$252,534	$169,738	$94,817	$40,593	$36,800	$344,748	$3,296	$1,240,208

CRE
By internally assigned grade:
Pass	$374,313	$465,990	$439,012	$333,568	$217,141	$566,783	$201,563	$24,735	$2,623,105
Special mention	605	764	868	2,641	4,649	24,023	850	-	34,400
Substandard	309	-	2,316	3,937	1,822	23,819	713	4,987	37,903
Total CRE	$375,227	$466,754	$442,196	$340,146	$223,612	$614,625	$203,126	$29,722	$2,695,408

PPP
By internally assigned grade:
Pass	$-	$949	$-	$-	$-	$-	$-	$-	$949
Total PPP	$-	$949	$-	$-	$-	$-	$-	$-	$949

Auto
By payment activity:
Performing	$488,776	$239,090	$75,853	$99,615	$44,061	$13,027	$-	$-	$960,422
Nonperforming	590	655	404	385	216	29	-	-	2,279
Total auto	$489,366	$239,745	$76,257	$100,000	$44,277	$13,056	$-	$-	$962,701

Other consumer
By payment activity:
Performing	$538,488	$304,595	$110,944	$82,045	$51,655	$26,755	$19,218	$250	$1,133,950
Nonperforming	557	936	445	272	73	130	8	15	2,436
Total other consumer	$539,045	$305,531	$111,389	$82,317	$51,728	$26,885	$19,226	$265	$1,136,386

Residential
By payment activity:
Performing	$251,012	$349,498	$212,161	$156,957	$157,755	$717,621	$233,056	$28,122	$2,106,182
Nonperforming	267	384	408	555	1,028	5,651	-	20	8,313
Total residential	$251,279	$349,882	$212,569	$157,512	$158,783	$723,272	$233,056	$28,142	$2,114,495

Total loans	$1,952,599	$1,615,395	$1,012,149	$774,792	$518,993	$1,414,638	$800,156	$61,425	$8,150,147

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
C&I
By internally assigned grade:
Pass	$335,685	$219,931	$114,617	$64,310	$20,137	$32,146	$280,476	$15,731	$1,083,033
Special mention	148	5,255	4,641	2,430	2,699	1,111	11,835	522	28,641
Substandard	1,482	874	7,010	187	2,582	3,272	3,512	34	18,953
Doubtful	-	-	-	1	42	-	-	-	43
Total C&I	$337,315	$226,060	$126,268	$66,928	$25,460	$36,529	$295,823	$16,287	$1,130,670

CRE
By internally assigned grade:
Pass	$489,300	$434,866	$370,377	$236,274	$251,082	$441,310	$141,367	$43,942	$2,408,518
Special mention	789	826	11,235	3,544	15,379	53,372	780	420	86,345
Substandard	-	77	4,539	12,934	12,424	34,563	744	-	65,281
Doubtful	-	-	-	-	-	4,843	-	-	4,843
Total CRE	$490,089	$435,769	$386,151	$252,752	$278,885	$534,088	$142,891	$44,362	$2,564,987

PPP
By internally assigned grade:
Pass	$92,884	$8,338	$-	$-	$-	$-	$-	$-	$101,222
Total PPP	$92,884	$8,338	$-	$-	$-	$-	$-	$-	$101,222

Auto
By payment activity:
Performing	$351,778	$129,419	$183,959	$101,441	$46,007	$12,064	$-	$-	$824,668
Nonperforming	305	319	457	411	266	82	-	-	1,840
Total auto	$352,083	$129,738	$184,416	$101,852	$46,273	$12,146	$-	$-	$826,508

Other consumer
By payment activity:
Performing	$427,401	$151,300	$116,451	$78,523	$29,705	$15,660	$19,011	$1	$838,052
Nonperforming	216	429	249	134	238	33	18	21	1,338
Total other consumer	$427,617	$151,729	$116,700	$78,657	$29,943	$15,693	$19,029	$22	$839,390

Residential
By payment activity:
Performing	$345,338	$226,723	$179,087	$179,575	$146,611	$687,863	$246,103	$11,161	$2,022,461
Nonperforming	-	1,411	643	1,072	1,534	8,522	-	39	13,221
Total residential	$345,338	$228,134	$179,730	$180,647	$148,145	$696,385	$246,103	$11,200	$2,035,682

Total loans	$2,045,326	$1,179,768	$993,265	$680,836	$528,706	$1,294,841	$703,846	$71,871	$7,498,459

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for losses on unfunded commitments totaled $5.1 million as of December 31, 2022 and 2021.

Troubled Debt Restructuring

When the Company modifies a loan in a troubled debt restructuring (“TDR”), such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount. Residential and Consumer TDRs occurring during 2022 and 2021 were due to reductions in the interest rate and/or extension of the term.

On August 3, 2020, the Federal Financial Institutions Examination Council issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 of the CARES Act (“Section 4013”) is being applied, subsequent modifications could also be eligible under Section 4013. Accordingly, the Company offered modifications made in response to COVID-19 to borrowers who were current and otherwise not past due in accordance with the criteria stated in Section 4013. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. The Company evaluated the modification programs provided to its borrowers and has concluded the modifications were generally made in accordance with the CARES Act guidance to borrowers who were in good standing prior to the COVID-19 pandemic and are not required to be designated as TDRs.

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Year Ended December 31, 2022			Year Ended December 31, 2021
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer loans:
Auto	-	$-	$-	2	$38	$38
Total consumer loans	-	$-	$-	2	$38	$38
Residential	10	$829	$928	10	$1,121	$1,236
Total TDRs	10	$829	$928	12	$1,159	$1,274

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the year:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
C&I	1	$320	-	$-	1	$387
CRE	-	-	-	-	1	168
Total commercial loans	1	$320	-	$-	2	$555
Consumer loans:
Auto	2	$20	3	$36	1	$6
Total consumer loans	2	$20	3	$36	1	$6
Residential	50	$3,387	49	$2,830	61	$3,213
Total TDRs	53	$3,727	52	$2,866	64	$3,774

7.          Premises, Equipment and Leases

A summary of premises and equipment follows:

	December 31,
(In thousands)	2022	2021
Land, buildings and improvements	$123,574	$125,320
Furniture and equipment	66,235	59,041
Premises and equipment before accumulated depreciation	$189,809	$184,361
Accumulated depreciation	120,762	112,268
Total premises and equipment	$69,047	$72,093

Buildings and improvements are depreciated based on useful lives of five to twenty years. Furniture and equipment is depreciated based on useful lives of three to ten years.

Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated balance sheets. The Company does not have any significant finance leases in which we are the lessee as of December 31, 2022 and December 31, 2021.

Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the consolidated statements of income.

The Company made a policy election to exclude the recognition requirements to all classes of leases with original terms of 12 months or less. Instead, the short-term lease payments are recognized in profit or loss on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes and insurance are not included in the measurement of the lease liability since they are generally able to be segregated.

Our leases relate primarily to office space and bank branches, and some contain options to renew the lease. These options to renew are generally not considered reasonably certain to exercise, and are therefore not included in the lease term until such time that the option to renew is reasonably certain. As of December 31, 2022, operating lease ROU assets and liabilities were $23.9 million and $25.6 million, respectively. As of December 31, 2021, operating lease ROU assets and liabilities were $23.3 million and $27.6 million, respectively.

The table below summarizes net lease cost:

	December 31,
(In thousands)	2022	2021
Operating lease cost	$6,643	$7,176
Variable lease cost	2,041	2,090
Short-term lease cost	297	369
Sublease income	(266)	(466)
Total premises and equipment	$8,715	$9,169

The table below shows future minimum rental commitments related to non-cancelable operating leases for the next five years and thereafter as of December 31, 2022.

(In thousands)
2023	$6,446
2024	5,427
2025	4,195
2026	3,298
2027	2,681
Thereafter	6,327
Total lease payments	$28,374
Less: interest	(2,822)
Present value of lease liabilities	$25,552

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental information on the consolidated statements of cash flows for operating leases:

	December 31,
(In thousands except for percent and period data)	2022	2021
Weighted average remaining lease term, in years	6.42	6.91
Weighted average discount rate	3.10%	2.97%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,371	$7,373
ROU assets obtained in exchange for lease liabilities	7,377	1,843

As of December 31, 2022 there are no new significant leases that have not yet commenced.

Rental expense included in occupancy expense amounted to $7.2 million in 2022, $7.2 million in 2021 and $8.0 million in 2020.

8.          Goodwill and Other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2022	$280,541
Goodwill acquired	663
December 31, 2022	$281,204

January 1, 2021	$280,541
Goodwill acquired	-
December 31, 2021	$280,541

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets. These intangible assets are amortized over their estimated useful lives, which range primarily from one to twenty years.

There was no impairment of goodwill recorded during the years ended December 31, 2022 and 2021.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2022	2021
Core deposit intangibles:
Gross carrying amount	$6,161	$7,435
Less: accumulated amortization	6,133	7,258
Net carrying amount	$28	$177

Identified intangible assets:
Gross carrying amount	$25,179	$25,025
Less: accumulated amortization	17,866	16,275
Net carrying amount	$7,313	$8,750

Total intangibles:
Gross carrying amount	$31,340	$32,460
Less: accumulated amortization	23,999	23,533
Net carrying amount	$7,341	$8,927

Amortization expense on intangible assets with definite useful lives totaled $2.3 million for 2022, $2.8 million for 2021 and $3.4 million for 2020. Amortization expense on intangible assets with definite useful lives is expected to total $1.9 million for 2023, $1.6 million for 2024, $1.2 million for 2025, $1.0 million for 2026, $0.7 million for 2027 and $1.0 million thereafter. Other identified intangible assets include customer lists and non-compete agreements.

During the years ended December 31, 2022, 2021 and 2020, there was no impairment of intangible assets.

9.          Deposits

The following table sets forth the maturity distribution of time deposits:

(In thousands)	December 31, 2022
Within one year	$280,996
After one but within two years	92,492
After two but within three years	24,033
After three but within four years	21,483
After four but within five years	14,332
After five years	436
Total	$433,772

Time deposits of $250,000 or more aggregated $48.4 million and $72.3 million December 31, 2022 and 2021, respectively.

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

Short-term borrowings totaled $585.0 million and $97.8 million at December 31, 2022 and 2021, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing. Those sources totaled approximately $2.90 billion and $3.45 billion at December 31, 2022 and 2021, respectively. Borrowings on the FHLB lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021	2020
Federal funds purchased:
Balance at year-end	$60,000	$-	$-
Average during the year	14,644	17	14,727
Maximum month end balance	80,000	-	40,000
Weighted average rate during the year	4.02%	0.11%	2.05%
Weighted average rate at year-end	4.28%	-	-

Securities sold under repurchase agreements:
Balance at year-end	$86,012	$97,795	$143,386
Average during the year	69,561	100,519	154,383
Maximum month end balance	88,637	135,623	176,840
Weighted average rate during the year	0.10%	0.13%	0.17%
Weighted average rate at year-end	0.11%	0.11%	0.20%

Other short-term borrowings:
Balance at year-end	$439,000	$-	$25,000
Average during the year	46,371	1,302	183,699
Maximum month end balance	439,000	-	366,500
Weighted average rate during the year	4.24%	2.02%	1.55%
Weighted average rate at year-end	4.45%	-	1.99%

See Note 4 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, and a blanket lien on its residential real estate mortgage loans. As of December 31, 2022 the Company had no callable long-term debt. A summary is as follows:

(Dollars in thousands)	December 31, 2022		December 31, 2021
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2022	$-	-	$10,598	2.53%
2025	1,519	4.39%	-	-
2031	3,296	2.45%	3,397	2.45%
Total	$4,815		$13,995

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

The Company repurchased $2.0 million of the subordinated notes during the year ended December 31, 2022 at a discount of $0.1 million.

The following table summarizes the Company’s subordinated debt:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Subordinated notes issued June 2020 – fixed interest rate of 5.00% through June 2025 and a variable interest rate equivalent to three-month SOFR plus 4.85% thereafter, maturing July 1, 2030	$98,000	$100,000
Unamortized debt issuance costs	(1,073)	(1,510)
Total subordinated debt, net	$96,927	$98,490

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

The debentures held by each trust are the sole assets of that trust. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $98.0 million at December 31, 2022. The Company owns all of the common securities of the Trusts and has accordingly recorded $3.2 million in equity method investments classified as other assets in our consolidated balance sheets at December 31, 2022. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

As of December 31, 2022, the Trusts had the following trust preferred securities outstanding and held the following junior subordinated debentures of the Company (dollars in thousands):

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

11.          Income Taxes

The significant components of income tax expense attributable to operations are as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Current
Federal	$51,077	$35,483	$36,358
State	12,934	8,626	9,768
Total Current	$64,011	$44,109	$46,126

Deferred
Federal	$(15,862)	$507	$(14,021)
State	(3,988)	357	(3,406)
Total Deferred	$(19,850)	$864	$(17,427)
Total income tax expense	$44,161	$44,973	$28,699

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$24,792	$22,479
Lease liability	6,273	6,744
Deferred compensation	9,181	9,584
Loan fees	33,389	12,936
Stock-based compensation expense	2,822	2,679
Unrealized losses on securities	53,663	1,482
Other	6,027	7,109
Total deferred tax assets	$136,147	$63,013
Deferred tax liabilities:
Pension benefits	$13,103	$16,137
Lease right-of-use asset	5,877	5,681
Amortization of intangible assets	14,112	13,187
Premises and equipment, primarily due to accelerated depreciation	4,889	4,962
Other	846	1,008
Total deferred tax liabilities	$38,827	$40,975
Net deferred tax asset at year-end	$97,320	$22,038
Net deferred tax asset at beginning of year	22,038	15,117
Increase in net deferred tax asset	$75,282	$6,921

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2022 and 2021.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate to income before taxes:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Federal income tax at statutory rate	$41,193	$41,971	$27,948
Tax exempt income	(984)	(1,014)	(981)
Net increase in cash surrender value of life insurance	(1,215)	(1,230)	(1,135)
Federal tax credits	(2,417)	(1,884)	(1,705)
State taxes, net of federal tax benefit	7,067	7,097	5,026
Other, net	517	33	(454)
Income tax expense	$44,161	$44,973	$28,699

A reconciliation of the beginning and ending balance of Federal and State gross unrecognized tax benefits (“UTBs”) is as follows:

(In thousands)	2022	2021
Balance at January 1	$1,545	$1,178
Additions for tax positions of prior years	3	80
Current period tax positions	394	287
Balance at December 31	$1,942	$1,545
Amount that would affect the effective tax rate if recognized, gross of tax	$1,535	$1,221

The Company recognizes interest and penalties on the income tax expense line in the accompanying consolidated statements of income. The Company monitors changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2022, no significant changes to UTBs are projected; however, tax audit examinations are possible, but it is not reasonably possible to estimate when examinations in subsequent years will be completed. The Company recognized an insignificant amount of interest expense related to UTBs in the consolidated statement of income for the year ended December 31, 2022.

As of December 31, 2022, the Company is no longer subject to U.S. Federal tax examination by tax authorities for years prior to 2019. The tax years 2015 to 2019 are currently being audited by New York State.

12.          Employee Benefit Plans

Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at December 31, 2022. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. Prior to January 1, 2000, the Plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the Plan was converted to a cash balance plan with grandfathering provisions for existing participants. Effective March 1, 2013, the Plan was amended. Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013. In May 2013, the noncontributory, frozen, defined benefit pension plan assumed from Alliance in the acquisition was merged into the Plan. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives in the Alliance acquisition. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The components of AOCI, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other post-retirement benefits are summarized below:

	Pension Benefits		Other Benefits
(In thousands)	2022	2021	2022	2021
Net actuarial loss (gain)	$35,971	$21,608	$(921)	$(226)
Prior service cost (credit)	211	320	(14)	(8)
Total amounts recognized in AOCI (pre-tax)	$36,182	$21,928	$(935)	$(234)

A December 31 measurement date is used for the pension, supplemental pension and post-retirement benefit plans. The following table sets forth changes in benefit obligations, changes in plan assets and the funded status of the pension plans and other post-retirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$88,919	$90,194	$5,152	$5,999
Service cost	2,024	2,069	7	8
Interest cost	2,765	2,717	170	163
Plan participants’ contributions	-	-	147	160
Actuarial (gain) loss	(11,158)	499	(695)	(543)
Benefits paid	(6,610)	(6,560)	(598)	(635)
Projected benefit obligation at end of year	$75,940	$88,919	$4,183	$5,152
Change in plan assets:
Fair value of plan assets at beginning of year	$135,867	$128,563	$-	$-
(Loss) gain on plan assets	(17,260)	12,523	-	-
Employer contributions	1,319	1,341	451	475
Plan participants’ contributions	-	-	147	160
Benefits paid	(6,610)	(6,560)	(598)	(635)
Fair value of plan assets at end of year	$113,316	$135,867	$-	$-

Funded (unfunded) status at year end	$37,376	$46,948	$(4,183)	$(5,152)

An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. The accumulated benefit obligation for pension benefits was $75.9 million and $88.9 million at December 31, 2022 and 2021, respectively. The accumulated benefit obligation for other post-retirement benefits was $4.2 million and $5.2 million at December 31, 2022 and 2021, respectively. The funded status of the pension and other post-retirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2022 and 2021.

	Pension Benefits		Other Benefits
(In thousands)	2022	2021	2022	2021
Other assets	$53,031	$65,638	$-	$-
Other liabilities	(15,655)	(18,690)	(4,183)	(5,152)
Funded status	$37,376	$46,948	$(4,183)	$(5,152)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years Ended December 31,
	2022	2021	2020
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	5.54% - 5.66%	3.23% - 3.35%	3.08% - 3.25%
Expected long-term return on plan assets	6.70%	6.70%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Interest rate of credit for cash balance plan	3.99%	1.94%	1.62%

The following assumptions were used to determine net periodic pension cost:
Discount rate	3.23% - 3.35%	3.08% - 3.25%	3.69% - 3.73%
Expected long-term return on plan assets	6.70%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Interest rate of credit for cash balance plan	1.94%	1.62%	2.28%

Net periodic benefit cost and other amounts recognized in OCI for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2022	2021	2020	2022	2021	2020
Components of net periodic (benefit) cost:
Service cost	$2,024	$2,069	$1,840	$7	$8	$8
Interest cost	2,765	2,717	3,237	170	163	213
Expected return on plan assets	(8,884)	(8,786)	(8,410)	-	-	-
Additional gain due to curtailment	-	-	(74)	-	-	-
Amortization of prior service cost	108	59	41	6	51	51
Amortization of unrecognized net loss	623	1,263	1,535	-	-	-
Net periodic pension (benefit) cost	$(3,364)	$(2,678)	$(1,831)	$183	$222	$272

Other changes in plan assets and benefit obligations recognized in OCI (pre-tax):
Net loss (gain)	$14,987	$(3,237)	$(628)	$(695)	$(543)	$192
Additional gain due to curtailment	-	-	7	-	-	-
Amortization of prior service cost	(108)	(59)	(41)	(6)	(51)	(51)
Amortization of unrecognized net loss	(623)	(1,263)	(1,535)	-	-	-
Total recognized in OCI	$14,256	$(4,559)	$(2,197)	$(701)	$(594)	$141

Total recognized in net periodic cost (benefit) and OCI, pre-tax	$10,892	$(7,237)	$(4,028)	$(518)	$(372)	$413

The service cost component of the net periodic (benefit) cost is included in Salaries and Employee Benefits and the interest cost, expected return on plan assets and net amortization components are included in Other Noninterest Expense on the consolidated statements of income.

The following table sets forth estimated future benefit payments for the pension plans and other post-retirement benefit plans as of December 31, 2022:

(In thousands)	Pension Benefits	Other Benefits
2023	$6,824	$415
2024	7,218	410
2025	7,467	405
2026	7,003	398
2027	7,595	374
2028 - 2032	33,279	1,688

The Company made no voluntary contributions to the pension and other benefit plans during the years ended December 31, 2022 and 2021.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2022 were assumed to be 4.5% to 6.5%. The rates were assumed to decrease gradually to 4.0% for fiscal year 2075 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans.

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target 2022	2022	2021
Cash and cash equivalents	0 - 15%	3%	2%
Fixed income securities	30 - 60%	38%	37%
Equities	40 - 70%	59%	61%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio. All issues that are rated lower than A by Standard and Poor’s are to be excluded. Equity securities at December 31, 2022 and 2021 do not include any Company common stock.

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan:

(In thousands)	Level 1	Level 2	December 31, 2022
Cash and cash equivalents	$3,401	$-	$3,401
Foreign equity mutual funds	36,111	-	36,111
Equity mutual funds	30,859	-	30,859
U.S. government bonds	-	20	20
Corporate bonds	-	42,925	42,925
Total	$70,371	$42,945	$113,316

	Level 1	Level 2	December 31, 2021
Cash and cash equivalents	$3,298	$-	$3,298
Foreign equity mutual funds	46,385	-	46,385
Equity mutual funds	36,034	-	36,034
U.S. government bonds	-	33	33
Corporate bonds	-	50,117	50,117
Total	$85,717	$50,150	$135,867

The plan had no financial instruments recorded at fair value on a non-recurring basis as of December 31, 2022 and 2021.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets was 6.7% at December 31, 2022 and 2021, respectively. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”). The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries. In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The employer contributions associated with the 401(k) Plan were $4.0 million in 2022, $3.9 million in 2021 and $3.6 million in 2020.

Other Retirement Benefits

Included in other liabilities is $1.1 million and $1.3 million at December 31, 2022 and 2021, respectively, for supplemental retirement benefits for retired executives from legacy plans assumed in acquisitions. The Company recognized $0.2 million in expense for each of the years ended December 31, 2022, 2021 and 2020, related to these plans.

13.          Stock-Based Compensation

In May 2018, the Company adopted the NBT Bancorp Inc. 2018 Omnibus Incentive Plan (the “Stock Plan”) replacing the 2008 Omnibus Incentive Plan which automatically expired in April 2018. Under the terms of the Stock Plan, equity-based awards are granted to directors and employees to increase their direct proprietary interest in the operations and success of the Company. The Stock Plan assumed all prior equity-based incentive plans and any new equity-based awards are granted under the terms of the Stock Plan. Restricted shares granted under the Plan typically vest after three or five years for employees and three years for non-employee directors. Restricted stock units granted under the Stock Plan may have different terms and conditions. Performance shares and units granted under the Stock Plan for executives may have different terms and conditions. Since 2011, the Company primarily grants restricted stock unit awards. Stock option grants since that time were reloads of existing grants which terminate ten years from the date of the grant. Under terms of the Stock Plan, stock options are granted to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Shares issued as a result of vesting of restricted stock unit awards and stock option exercises are funded from the Company’s treasury stock.

The Company has outstanding restricted stock granted from various plans at December 31, 2022. The Company recognized $4.5 million, $4.4 million and $4.6 million in stock-based compensation expense related to these stock awards for the years ended December 31, 2022, 2021 and 2020, respectively. Tax benefits recognized with respect to restricted stock units were $1.2 million, $1.9 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Unrecognized compensation cost related to restricted stock units totaled $5.7 million at December 31, 2022 and will be recognized over 1.5 years on a weighted average basis. Shares issued are funded from the Company’s treasury stock. The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2022	494,032	$30.89
Forfeited	(16,893)	31.28
Vested	(114,745)	31.96
Granted	169,978	35.59
Unvested at December 31, 2022	532,372	$32.15

The following table summarizes information concerning stock options outstanding:

(In thousands, except share and per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	9,100	$29.89
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2022	9,100	$29.89	3.07	$123

Exercisable at December 31, 2022	9,100	$29.89	3.07	$123

There was no stock-based compensation expense for stock option awards for the years ended December 31, 2022, 2021 and 2020. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Proceeds from stock options exercised	$-	$112	$185
Tax benefits related to stock options exercised	-	13	41
Intrinsic value of stock options exercised	-	52	165

The Company has 384,182 securities remaining available to be granted as part of the Plan at December 31, 2022.

14.          Stockholders’ Equity

In accordance with GAAP, unrecognized prior service costs and net actuarial gains or losses associated with the Company’s pension and postretirement benefit plans and unrealized gains on derivatives and on AFS securities are included in AOCI, net of tax. For the years ended December 31, components of AOCI are:

(In thousands)	2022	2021	2020
Unrecognized prior service cost and net actuarial (losses) on pension plans	$(26,435)	$(16,269)	$(20,134)
Unrealized (losses) on derivatives (cash flow hedges)	-	-	(16)
Unrealized net holding (losses) gains on AFS securities	(163,599)	(7,075)	20,567
AOCI	$(190,034)	$(23,344)	$417

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of the Comptroller of the Currency (“OCC”) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At December 31, 2022, approximately $145.3 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank’s continued compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

The Company purchased 400,000 shares of its common stock during the year ended December 31, 2022, for a total of $14.7 million at an average price of $36.78 per share under its previously announced share repurchase program. On December 20, 2021, the Board of Directors authorized a repurchase program for the Company to repurchase up to 2,000,000 shares of its outstanding common stock. As of December 31, 2022, there were 1,600,000 shares available for repurchase under this plan which is set to expire on December 31, 2023.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. In addition to maintaining minimum capital ratios, the Company is subject to a capital conservation buffer (“Buffer”) of 2.50% above the minimum to avoid restriction on capital distributions and discretionary bonus paychecks to officers. At December 31, 2022 and 2021, the Company and the Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2022 and 2021, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 Capital to Average Asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In March 2020, the OCC, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. Under the modified CECL transition provision, the regulatory capital impact of the January 1, 2020 CECL adoption date adjustment to the allowance for credit losses (after-tax) has been deferred and will phase into regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, the Company is allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020 and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020 and December 31, 2021, will also phase into regulatory capital at 25% per year commencing January 1, 2022. The Company adopted the capital transition relief over the permissible five-year period. The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory Ratio Requirements
(Dollars in thousands)	Amount	Ratio	Minimum Capital Adequacy	Minimum plus Buffer	For Classification as Well- Capitalized
As of December 31, 2022
Tier I Capital (to average assets)
Company	$1,193,336	10.32%	4.00%		5.00%
NBT Bank	1,133,481	9.86%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	1,096,336	12.12%	4.50%	7.00%	6.50%
NBT Bank	1,133,481	12.63%	4.50%	7.00%	6.50%
Tier I Capital (to risk-weighted assets)
Company	1,193,336	13.19%	6.00%	8.50%	8.00%
NBT Bank	1,133,481	12.63%	6.00%	8.50%	8.00%
Total Capital (to risk-weighted assets)
Company	1,391,182	15.38%	8.00%	10.50%	10.00%
NBT Bank	1,233,327	13.74%	8.00%	10.50%	10.00%

As of December 31, 2021
Tier I Capital (to average assets)
Company	$1,103,661	9.41%	4.00%		5.00%
NBT Bank	1,087,990	9.32%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	1,006,661	12.25%	4.50%	7.00%	6.50%
NBT Bank	1,087,990	13.36%	4.50%	7.00%	6.50%
Tier I Capital (to risk-weighted assets)
Company	1,103,661	13.43%	6.00%	8.50%	8.00%
NBT Bank	1,087,990	13.36%	6.00%	8.50%	8.00%
Total Capital (to risk-weighted assets)
Company	1,292,669	15.73%	8.00%	10.50%	10.00%
NBT Bank	1,176,998	14.45%	8.00%	10.50%	10.00%

16.         Earnings Per Share

The following is a reconciliation of basic and diluted EPS for the years presented in the consolidated statements of income:

	Years Ended December 31,
	2022			2021			2020
(In thousands except per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$151,995	42,917	$3.54	$154,885	43,421	$3.57	$104,388	43,693	$2.39
Effect of dilutive securities:
Stock-based compensation		264			298			296
Diluted EPS	$151,995	43,181	$3.52	$154,885	43,719	$3.54	$104,388	43,989	$2.37

There was a nominal number of weighted average stock options outstanding for the years ended December 31, 2022, 2021 and 2020, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

17.          Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified From AOCI			Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
(In thousands)	Years Ended December 31,
	2022	2021	2020
AFS securities:
(Gains) on AFS securities	$-	$-	$(3)	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	513	577	644	Interest income
Tax effect	$(128)	$(145)	$(160)	Income tax (benefit)
Net of tax	$385	$432	$481

Cash flow hedges:
Net unrealized losses on cash flow hedges reclassified to interest expense	$-	$21	$296	Interest expense
Tax effect	$-	$(5)	$(74)	Income tax (benefit)
Net of tax	$-	$16	$222

Pension and other benefits:
Amortization of net losses	$623	$1,263	$1,535	Other noninterest expense
Amortization of prior service costs	114	110	92	Other noninterest expense
Tax effect	$(184)	$(343)	$(407)	Income tax (benefit)
Net of tax	$553	$1,030	$1,220

Total reclassifications, net of tax	$938	$1,478	$1,923

18.          Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2022, approximately 59% of the Company’s loans were secured by real estate located in central and upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, Vermont, southern Maine and central Connecticut. Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

	At December 31,
(In thousands)	2022	2021
Unused lines of credit	$384,370	$355,852
Commitments to extend credits, primarily variable rate	2,033,549	1,944,615
Standby letters of credit	53,307	55,133
Loans sold with recourse	31,021	25,593

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. As of December 31, 2022 and 2021, the fair value of the Company’s standby letters of credit was not significant.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 28, 2022 was $86.7 million.

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

As of December 31, 2022 and 2021, the Company had fifteen and eighteen risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of December 31, 2022
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,275,708	Other assets	$117,247	$1,275,708	Other liabilities	$117,247
Risk participation agreements	88,963	Other assets	47	18,421	Other liabilities	10
Total derivatives not designated as hedging instruments			$117,294			$117,257
Netting adjustments(1)			24,109			-
Net derivatives in the balance sheet			$93,185			$117,257
Derivatives not offset on the balance sheet			$352			$352
Cash collateral(2)			-			-
Net derivative amounts			$92,833			$116,905
As of December 31, 2021
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,342,187	Other assets	$60,203	$1,342,187	Other liabilities	$60,203
Risk participation agreements	90,938	Other assets	252	37,193	Other liabilities	60
Total derivatives not designated as hedging instruments			$60,455			$60,263
Netting adjustments(1)			(170)			5,482
Net derivatives in the balance sheet			$60,625			$54,781
Derivatives not offset on the balance sheet			$5,455			$5,455
Cash collateral(2)			-			43,420
Net derivative amounts			$55,170			$5,906

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Derivatives designated as hedging instruments:
Interest rate derivatives - included component
Amount of loss recognized in OCI	$-	$-	$(275)
Amount of loss reclassified from AOCI into interest expense	-	21	296

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Derivatives not designated as hedging instruments:
(Decrease) increase in other income	$(155)	$(356)	$1
20.          Fair Value Measurements and Fair Values of Financial Instruments

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	December 31, 2022
Assets:
AFS securities
U.S. treasury	$121,658	$-	$-	$121,658
Federal agency	-	206,419	-	206,419
State & municipal	-	82,851	-	82,851
Mortgage-backed	-	473,694	-	473,694
Collateralized mortgage obligations	-	588,363	-	588,363
Corporate	-	54,240	-	54,240
Total AFS securities	$121,658	$1,405,567	$-	$1,527,225
Equity securities	29,784	1,000	-	30,784
Derivatives	-	93,185	-	93,185
Total	$151,442	$1,499,752	$-	$1,651,194

Liabilities:
Derivatives	$-	$117,257	$-	$117,257
Total	$-	$117,257	$-	$117,257

(In thousands)	Level 1	Level 2	Level 3	December 31, 2021
Assets:
AFS securities
U.S. treasury	$73,069	$-	$-	$73,069
Federal agency	-	239,931	-	239,931
State & municipal	-	94,088	-	94,088
Mortgage-backed	-	606,675	-	606,675
Collateralized mortgage obligations	-	621,595	-	621,595
Corporate	-	52,003	-	52,003
Total AFS securities	$73,069	$1,614,292	$-	$1,687,361
Equity securities	32,550	1,000	-	33,550
Derivatives	-	60,625	-	60,625
Total	$105,619	$1,675,917	$-	$1,781,536

Liabilities:
Derivatives	$-	$60,263	$-	$60,263
Total	$-	$60,263	$-	$60,263

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. The non-recurring fair value measurements recorded during the years ended December 31, 2022 and 2021 were related to loans individually evaluated for expected credit losses with fair value of $1.1 million and $7.4 million as of December 31, 2022 and 2021, respectively. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		December 31, 2022		December 31, 2021
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$919,517	$812,647	$733,210	$735,260
Net loans	3	8,049,909	7,840,350	7,407,289	7,530,768
Financial liabilities:
Time deposits	2	$433,772	$413,868	$501,472	$500,717
Long-term debt	2	4,815	4,539	13,995	14,260
Subordinated debt	1	98,000	92,883	100,000	107,402
Junior subordinated debt	2	101,196	98,372	101,196	107,569

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

Net Loans

Net loans include portfolio loans and loans held for sale. Loans were first segregated by type and then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments, and those expected future cash flows also include credit risk, illiquidity risk and other market factors to calculate the exit price fair value in accordance with ASC 820.

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

21.          Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2022	2021
Assets
Cash and cash equivalents	$116,129	$77,182
Equity securities, at estimated fair value	24,499	27,622
Investment in subsidiaries, on equity basis	1,245,459	1,359,613
Other assets	39,339	36,216
Total assets	$1,425,426	$1,500,633
Liabilities and Stockholders’ Equity
Total liabilities	$251,872	$250,180
Stockholders’ equity	1,173,554	1,250,453
Total liabilities and stockholders’ equity	$1,425,426	$1,500,633

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2022	2021	2020
Dividends from subsidiaries	$119,000	$118,900	$77,000
Management fee from subsidiaries	2,005	2,653	4,151
Net securities (losses) gains	(618)	543	(483)
Interest, dividends and other income	638	564	824
Total revenue	$121,025	$122,660	$81,492
Operating expenses	14,035	11,956	11,825
Income before income tax benefit and equity in undistributed income of subsidiaries	$106,990	$110,704	$69,667
Income tax benefit	(3,027)	(2,250)	(2,653)
Equity in undistributed income of subsidiaries	41,978	41,931	32,068
Net income	$151,995	$154,885	$104,388

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2022	2021	2020
Operating activities
Net income	$151,995	$154,885	$104,388
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of premises and equipment	582	1,113	1,739
Excess tax benefit on stock-based compensation	(288)	(385)	(181)
Stock-based compensation expense	4,530	4,414	4,581
Net securities losses (gains)	618	(543)	483
Equity in undistributed income of subsidiaries	(41,978)	(41,931)	(32,068)
Bank owned life insurance income	(238)	(326)	(391)
Amortization of subordinated debt issuance costs	437	438	230
Discount on repurchase of subordinated debt	(106)	-	-
Net change in other assets and other liabilities	(8,376)	(7,127)	(3,535)
Net cash provided by operating activities	$107,176	$110,538	$75,246
Investing activities
Investment in the Bank	$-	$-	$(90,000)
Proceeds from calls of equity securities	-	1,000	2,000
Net cash provided by (used in) investing activities	$-	$1,000	$(88,000)
Financing activities
Proceeds from issuance of subordinated debt	$-	$-	$100,000
Payment of subordinated debt issuance costs	-	-	(2,178)
Repurchase of subordinated debt	(2,000)	-	-
Proceeds from the issuance of shares to employee and other stock plans	-	112	184
Cash paid by employer for tax-withholding on stock issuance	(1,751)	(2,931)	(1,537)
Purchases of treasury shares	(14,713)	(21,714)	(7,980)
Cash dividends	(49,765)	(47,738)	(47,207)
Net cash (used in) provided by financing activities	$(68,229)	$(72,271)	$41,282
Net increase in cash and cash equivalents	$38,947	$39,267	$28,528
Cash and cash equivalents at beginning of year	77,182	37,915	9,387
Cash and cash equivalents at end of year	$116,129	$77,182	$37,915

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

Management Report on Internal Control Over Financial Reporting

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NBT Bancorp Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2023

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of stockholders to be held on May 16, 2023 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2022 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the Company’s 2022 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	9,100	$29.89	384,182
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2022 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2022 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Albany, NY, Auditor Firm ID: 185.
The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2022 fiscal year end.

PART  IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Income for each of the three years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2022, 2021 and 2020.

Notes to the Consolidated Financial Statements.

(a)(2)  There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3)  See below for all exhibits filed herewith and the Exhibit Index.

2.1
Agreement and Plan of Merger, dated as of December 5, 2022, by and among NBT Bancorp Inc., NBT Bank, N.A., Salisbury Bancorp, Inc. and Salisbury Bank and Trust Company (filed as Exhibit 2.1 to Registrant’s Form 8-K, filed on December 5, 2022, and incorporated herein by reference).

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

10.7
Long-Term Incentive Compensation Plan for Named Executive Officers (filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, and incorporated herein by reference).*

10.8
Amended and Restated Supplemental Retirement Agreement and First Amendment to the Supplemental Retirement Agreement between Alliance Financial Corporation, Alliance Bank, N.A. and Jack H. Webb (filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2013, filed on March 3, 2014, and incorporated herein by reference).*

10.9
Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.10
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and John H. Watt, Jr. dated May 9, 2017 (filed as Exhibit 10.1 to Registrant’s Form 10-Q, filed on May 10, 2017, and incorporated herein by reference).*

10.11
Supplemental Executive Retirement Agreement, dated December 19, 2016 by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.12
Employment Agreement, dated December 19, 2016, by and between NBT Bancorp Inc. and Joseph R. Stagliano (Filed as Exhibit 10.19 to Registrant’s Form 10-K, filed on March 1, 2018, and incorporated herein by reference).*

10.13
Employment Agreement, dated August 5, 2021 by and between NBT Bancorp Inc. and Scott A. Kingsley (Filed as Exhibit 10.1 to Registrant’s Form 10-Q, filed on August 6, 2021, and incorporated herein by reference).*

10.14
Form of Amendment to Employment Agreements, dated September 27, 2017, by and between NBT Bancorp Inc. and John H. Watt, Jr. and Joseph R. Stagliano, respectively (Filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on September 29, 2017, and incorporated herein by reference).*

10.15	NBT Bancorp Inc. 2018 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A, filed on April 6, 2018, and incorporated herein by reference).*
10.16	Employment Agreement, dated November 1, 2021, by and between NBT Bancorp Inc. and Ruth H. Mahoney.*
10.17	Employment Agreement, dated May 23, 2022, by and between NBT Bancorp Inc. and M. Randolph Sparks.*
21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as noted above.

(c)	Not applicable.

ITEM 16.	FORM 10-K SUMMARY

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

/s/ Martin A. Dietrich	/s/ Heidi M. Hoeller
Martin A. Dietrich	Heidi M. Hoeller, Director
Chairman and Director	Date: March 1, 2023
Date: March 1, 2023

/s/ John H. Watt, Jr.	/s/ Andrew S. Kowalczyk III
John H. Watt, Jr.	Andrew S. Kowalczyk III, Director
President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 1, 2023
Date: March 1, 2023

/s/ Scott A. Kingsley	/s/ V. Daniel Robinson II
Scott A. Kingsley	V. Daniel Robinson II, Director
Chief Financial Officer	Date: March 1, 2023
(Principal Financial Officer)
Date: March 1, 2023

/s/ Annette L. Burns	/s/ Matthew J. Salanger
Annette L. Burns	Matthew J. Salanger, Director
Chief Accounting Officer	Date: March 1, 2023
(Principal Accounting Officer)
Date: March 1, 2023

/s/ Johanna R. Ames	/s/ Joseph A. Santangelo
Johanna R. Ames, Director	Joseph A. Santangelo, Director
Date: March 1, 2023	Date: March 1, 2023

/s/ J. David Brown	/s/ Lowell A. Seifter
J. David Brown, Director	Lowell A. Seifter, Director
Date: March 1, 2023	Date: March 1, 2023

/s/ Timothy E. Delaney	/s/ Jack H. Webb
Timothy E. Delaney, Director	Jack H. Webb, Director
Date: March 1, 2023	Date: March 1, 2023

/s/ James H. Douglas
James H. Douglas, Director
Date: March 1, 2023