Form 10-Q
period 2023-03-31
NBT BANCORP INC
filed 2023-05-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.

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

As of April 28, 2023, there were 42,904,332 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended March 31, 2023

PART I	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2023	2022
(In thousands, except share and per share data)
Assets
Cash and due from banks	$161,750	$166,488
Short-term interest-bearing accounts	68,045	30,862
Equity securities, at fair value	32,807	30,784
Securities available for sale, at fair value	1,512,008	1,527,225
Securities held to maturity (fair value $812,664 and $812,647, respectively)	906,824	919,517
Federal Reserve and Federal Home Loan Bank stock	45,342	44,713
Loans held for sale	425	562
Loans	8,264,578	8,150,147
Less allowance for loan losses	100,250	100,800
Net loans	$8,164,328	$8,049,347
Premises and equipment, net	67,868	69,047
Goodwill	281,204	281,204
Intangible assets, net	6,955	7,341
Bank owned life insurance	232,514	232,409
Other assets	359,660	379,797
Total assets	$11,839,730	$11,739,296
Liabilities
Demand (noninterest bearing)	$3,429,188	$3,617,324
Savings, NOW and money market	5,467,550	5,444,837
Time	784,467	433,772
Total deposits	$9,681,205	$9,495,933
Short-term borrowings	475,226	585,012
Long-term debt	29,790	4,815
Subordinated debt, net	97,036	96,927
Junior subordinated debt	101,196	101,196
Other liabilities	243,618	281,859
Total liabilities	$10,628,071	$10,565,742
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2023 and December 31, 2022	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at March 31, 2023 and December 31, 2022, issued 49,651,493 at March 31, 2023 and December 31, 2022	497	497
Additional paid-in-capital	577,952	577,853
Retained earnings	979,722	958,433
Accumulated other comprehensive loss	(173,918)	(190,034)
Common stock in treasury, at cost, 6,747,161 and 6,793,670 shares at March 31, 2023 and December 31, 2022, respectively	(172,594)	(173,195)
Total stockholders’ equity	$1,211,659	$1,173,554
Total liabilities and stockholders’ equity	$11,839,730	$11,739,296

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2023	2022
(In thousands, except per share data)
Interest, fee and dividend income
Interest and fees on loans	$100,899	$73,343
Securities available for sale	7,616	6,840
Securities held to maturity	5,035	3,493
Other	642	525
Total interest, fee and dividend income	$114,192	$84,201
Interest expense
Deposits	$11,144	$1,842
Short-term borrowings	4,919	16
Long-term debt	47	87
Subordinated debt	1,334	1,359
Junior subordinated debt	1,682	549
Total interest expense	$19,126	$3,853
Net interest income	$95,066	$80,348
Provision for loan losses	3,909	596
Net interest income after provision for loan losses	$91,157	$79,752
Noninterest income
Service charges on deposit accounts	$3,548	$3,688
Card services income	4,845	8,695
Retirement plan administration fees	11,462	13,279
Wealth management	8,087	8,640
Insurance services	3,931	3,788
Bank owned life insurance income	1,878	1,654
Net securities (losses)	(4,998)	(179)
Other	2,656	3,094
Total noninterest income	$31,409	$42,659
Noninterest expense
Salaries and employee benefits	$48,155	$45,508
Technology and data services	9,007	8,547
Occupancy	7,220	6,793
Professional fees and outside services	4,178	4,276
Office supplies and postage	1,628	1,424
FDIC assessment	1,396	802
Advertising	649	654
Amortization of intangible assets	536	636
Loan collection and other real estate owned, net	855	384
Acquisition expenses	618	-
Other	5,080	3,119
Total noninterest expense	$79,322	$72,143
Income before income tax expense	$43,244	$50,268
Income tax expense	9,586	11,142
Net income	$33,658	$39,126
Earnings per share
Basic	$0.78	$0.91
Diluted	$0.78	$0.90

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
	2023	2022
(In thousands)
Net income	$33,658	$39,126
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$15,725	$(91,030)
Tax effect	(3,931)	22,758
Unrealized net holding gains (losses) arising during the period, net	$11,794	$(68,272)

Reclassification adjustment for net losses in net income, gross	$5,000	$-
Tax effect	(1,250)	-
Reclassification adjustment for net losses in net income, net	$3,750	$-

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$114	$137
Tax effect	(28)	(35)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$86	$102

Total securities available for sale, net	$15,630	$(68,170)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$649	$186
Tax effect	(163)	(47)
Amortization of prior service cost and actuarial losses, net	$486	$139

Total pension and other benefits, net	$486	$139

Total other comprehensive income (loss)	$16,116	$(68,031)
Comprehensive income (loss)	$49,774	$(28,905)

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(In thousands, except share and per share data)
Balance at December 31, 2022	$497	$577,853	$958,433	$(190,034)	$(173,195)	$1,173,554
Cumulative effect adjustment for ASU 2022-02 implementation as of January 1, 2023	-	-	502	-	-	502
Net income	-	-	33,658	-	-	33,658
Cash dividends - $0.30 per share	-	-	(12,871)	-	-	(12,871)
Net issuance of 46,509 shares to employee and other stock plans	-	(2,366)	-	-	601	(1,765)
Stock-based compensation	-	2,465	-	-	-	2,465
Other comprehensive income	-	-	-	16,116	-	16,116
Balance at March 31, 2023	$497	$577,952	$979,722	$(173,918)	$(172,594)	$1,211,659

Balance at December 31, 2021	$497	$576,976	$856,203	$(23,344)	$(159,879)	$1,250,453
Net income	-	-	39,126	-	-	39,126
Cash dividends - $0.28 per share	-	-	(12,083)	-	-	(12,083)
Purchase of 217,100 treasury shares	-	-	-	-	(8,152)	(8,152)
Net issuance of 41,411 shares to employee and other stock plans	-	(2,074)	-	-	539	(1,535)
Stock-based compensation	-	2,472	-	-	-	2,472
Other comprehensive (loss)	-	-	-	(68,031)	-	(68,031)
Balance at March 31, 2022	$497	$577,374	$883,246	$(91,375)	$(167,492)	$1,202,250

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2023	2022
(In thousands)
Operating activities
Net income	$33,658	$39,126
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,909	596
Depreciation and amortization of premises and equipment	2,579	2,420
Net amortization on securities	690	1,036
Amortization of intangible assets	536	636
Amortization of operating lease right-of-use assets	1,647	1,688
Excess tax benefit on stock-based compensation	(231)	(168)
Stock-based compensation expense	2,465	2,472
Bank owned life insurance income	(1,878)	(1,654)
Amortization of subordinated debt issuance costs	109	109
Proceeds from sale of loans held for sale	1,571	2,106
Originations of loans held for sale	(1,418)	(1,479)
Net gain on sale of loans held for sale	(16)	(60)
Net securities losses	4,998	179
Net gains on sale of other real estate owned	-	(211)
Net change in other assets and other liabilities	(26,772)	(11,392)
Net cash provided by operating activities	$21,847	$35,404
Investing activities
Net cash used in acquisitions	$(129)	$(260)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	30,683	72,281
Purchases	-	(139,273)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	17,870	29,028
Purchases	(5,494)	(191,092)
Other:
Net increase in loans	(118,242)	(153,963)
Proceeds from Federal Home Loan Bank stock redemption	38,589	93
Purchases of Federal Home Loan Bank stock	(39,218)	-
Proceeds from settlement of bank owned life insurance	1,773	913
Purchases of premises and equipment, net	(1,392)	(1,312)
Proceeds from sales of other real estate owned	-	378
Net cash used in investing activities	$(75,560)	$(383,207)
Financing activities
Net increase in deposits	$185,272	$227,154
Net decrease in short-term borrowings	(109,786)	(32,773)
Proceeds from long-term debt	25,000	-
Repayments of long-term debt	(25)	(24)
Cash paid by employer for tax-withholding on stock issuance	(1,432)	(1,210)
Purchase of treasury stock	-	(8,152)
Cash dividends	(12,871)	(12,083)
Net cash provided by financing activities	$86,158	$172,912
Net increase (decrease) in cash and cash equivalents	$32,445	$(174,891)
Cash and cash equivalents at beginning of period	197,350	1,269,071
Cash and cash equivalents at end of period	$229,795	$1,094,180

NBT Bancorp Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (continued)	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$17,066	$5,238
Income taxes paid, net of refund	15,072	2,448
Acquisitions:
Fair value of assets acquired	$150	$-

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2023

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly-owned subsidiaries: the Bank, NBT Financial and NBT Holdings. Collectively, NBT Bancorp Inc. and its subsidiaries are referred to herein as (the “Company”). In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

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

Recently Adopted Accounting Standards

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2022-02, Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The ASU eliminates the guidance on Troubled Debt Restructurings (“TDRs”) and requires an evaluation on all loan modifications to determine if they result in a new loan or a continuation of the existing loan. The ASU also requires that entities disclose current-period gross charge-offs by year of origination. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. The amendments in this ASU are effective for the Company on January 1, 2023, with early adoption permitted. The Company adopted the ASU on January 1, 2023 (“Day 1”) using the modified retrospective method and recorded a net increase to retained earnings of $0.5 million. The transition adjustment includes a $0.6 million impact to the allowance for credit losses on loans and $0.1 million impact to the deferred tax asset.

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of available for sale (“AFS”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2023
U.S. treasury	$132,878	$-	$(9,299)	$123,579
Federal agency	248,410	-	(38,190)	210,220
State & municipal	96,841	17	(11,825)	85,033
Mortgage-backed:
Government-sponsored enterprises	440,537	12	(48,986)	391,563
U.S. government agency securities	78,234	16	(6,235)	72,015
Collateralized mortgage obligations:
Government-sponsored enterprises	486,538	14	(51,869)	434,683
U.S. government agency securities	169,088	-	(21,410)	147,678
Corporate	55,414	-	(8,177)	47,237
Total AFS securities	$1,707,940	$59	$(195,991)	$1,512,008
As of December 31, 2022
U.S. treasury	$132,891	$-	$(11,233)	$121,658
Federal agency	248,419	-	(42,000)	206,419
State & municipal	97,036	5	(14,190)	82,851
Mortgage-backed:
Government-sponsored enterprises	454,177	9	(54,675)	399,511
U.S. government agency securities	81,844	15	(7,676)	74,183
Collateralized mortgage obligations:
Government-sponsored enterprises	498,021	9	(59,473)	438,557
U.S. government agency securities	171,090	-	(21,284)	149,806
Corporate	60,404	-	(6,164)	54,240
Total AFS securities	$1,743,882	$38	$(216,695)	$1,527,225

There was no allowance for credit losses on AFS securities as of March 31, 2023 and December 31, 2022.

During the three months ended March 31, 2023, the Company incurred a $5.0 million loss on the write-off of an AFS corporate debt security from a subordinated debt investment of a bank that failed. The $5.0 million loss was reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings in net securities losses in the consolidated statement of income. During the three months ended March 31, 2022 there were no gains or losses reclassified out of AOCI and into earnings.

The amortized cost, estimated fair value and unrealized gains (losses) of held to maturity (“HTM”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2023
Federal agency	$100,000	$-	$(19,055)	$80,945
Mortgage-backed:
Government-sponsored enterprises	244,670	-	(33,729)	210,941
U.S. government agency securities	17,399	3	(464)	16,938
Collateralized mortgage obligations:
Government-sponsored enterprises	202,831	274	(12,236)	190,869
U.S. government agency securities	65,989	-	(9,651)	56,338
State & municipal	275,935	147	(19,449)	256,633
Total HTM securities	$906,824	$424	$(94,584)	$812,664
As of December 31, 2022
Federal agency	$100,000	$-	$(20,678)	$79,322
Mortgage-backed:
Government-sponsored enterprises	249,511	-	(36,819)	212,692
U.S. government agency securities	18,396	4	(619)	17,781
Collateralized mortgage obligations:
Government-sponsored enterprises	207,738	200	(14,876)	193,062
U.S. government agency securities	66,628	-	(9,842)	56,786
State & municipal	277,244	5	(24,245)	253,004
Total HTM securities	$919,517	$209	$(107,079)	$812,647

At March 31, 2023 and December 31, 2022, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of March 31, 2023 and December 31, 2022 because the expectation of nonrepayment of the amortized cost is zero, except for state & municipal securities, which such expected losses from nonrepayment are immaterial.

The Company recorded no gains from calls on HTM securities for the three months ended March 31, 2023. Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $4 thousand for the three months ended March 31, 2022.

AFS and HTM securities with amortized costs totaling $1.76 billion at March 31, 2023 and $1.73 billion at December 31, 2022 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at March 31, 2023 and December 31, 2022, AFS and HTM securities with an amortized cost of $142.2 million and $149.5 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to gains and (losses) on equity securities:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net gains and (losses) recognized on equity securities	$2	$(183)
Less: Net gains and (losses) recognized on equity securities sold during the period	-	-
Unrealized gains and (losses) recognized on equity securities still held	$2	$(183)

As of March 31, 2023 and December 31, 2022, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of March 31, 2023 and 2022. There were no impairments, downward or upward adjustments recognized for equity securities without readily determinable fair values during the three months ended March 31, 2023 and 2022.

The following table sets forth information with regard to contractual maturities of debt securities at March 31, 2023:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$360	$357
From one to five years	406,527	370,571
From five to ten years	566,555	495,942
After ten years	734,498	645,138
Total AFS debt securities	$1,707,940	$1,512,008
HTM debt securities:
Within one year	$51,124	$51,112
From one to five years	100,684	98,539
From five to ten years	270,074	237,794
After ten years	484,942	425,219
Total HTM debt securities	$906,824	$812,664

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2023 and December 31, 2022.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of March 31, 2023
AFS securities:
U.S. treasury	$9,818	$(114)	1	$113,761	$(9,185)	7	$123,579	$(9,299)	8
Federal agency	-	-	-	210,220	(38,190)	16	210,220	(38,190)	16
State & municipal	1,454	(51)	1	82,792	(11,774)	65	84,246	(11,825)	66
Mortgage-backed	22,278	(736)	33	440,057	(54,485)	134	462,335	(55,221)	167
Collateralized mortgage obligations	74,631	(2,080)	23	504,718	(71,199)	97	579,349	(73,279)	120
Corporate	13,677	(737)	4	33,560	(7,440)	13	47,237	(8,177)	17
Total securities with unrealized losses	$121,858	$(3,718)	62	$1,385,108	$(192,273)	332	$1,506,966	$(195,991)	394

HTM securities:
Federal agency	$-	$-	-	$80,945	$(19,055)	4	$80,945	$(19,055)	4
Mortgage-backed	28,642	(1,033)	7	199,125	(33,160)	27	227,767	(34,193)	34
Collateralized mortgage obligation	87,826	(3,168)	17	149,636	(18,719)	37	237,462	(21,887)	54
State & municipal	52,808	(561)	75	131,416	(18,888)	134	184,224	(19,449)	209
Total securities with unrealized losses	$169,276	$(4,762)	99	$561,122	$(89,822)	202	$730,398	$(94,584)	301

As of December 31, 2022
AFS securities:
U.S. treasury	$55,616	$(3,864)	5	$66,042	$(7,369)	3	$121,658	$(11,233)	8
Federal agency	-	-	-	206,419	(42,000)	16	206,419	(42,000)	16
State & municipal	3,679	(341)	2	78,395	(13,849)	64	82,074	(14,190)	66
Mortgage-backed	204,447	(15,048)	149	267,926	(47,303)	32	472,373	(62,351)	181
Collateralized mortgage obligations	211,612	(14,458)	77	374,376	(66,299)	49	585,988	(80,757)	126
Corporate	34,434	(2,970)	12	19,806	(3,194)	6	54,240	(6,164)	18
Total securities with unrealized losses	$509,788	$(36,681)	245	$1,012,964	$(180,014)	170	$1,522,752	$(216,695)	415

HTM securities:
Federal agency	$-	$-	-	$79,322	$(20,678)	4	$79,322	$(20,678)	4
Mortgage-backed	91,417	(9,096)	21	138,936	(28,342)	13	230,353	(37,438)	34
Collateralized mortgage obligations	191,644	(13,863)	47	48,289	(10,855)	8	239,933	(24,718)	55
State & municipal	110,727	(4,930)	149	82,949	(19,315)	76	193,676	(24,245)	225
Total securities with unrealized losses	$393,788	$(27,889)	217	$349,496	$(79,190)	101	$743,284	$(107,079)	318

The Company does not believe the AFS securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, which consisted of 394 and 415 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of March 31, 2023 and December 31, 2022, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $4.1 million at March 31, 2023 and $4.2 million at December 31, 2022 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of March 31, 2023 and December 31, 2022. There was no accrued interest reversed against interest income for the three months ended March 31, 2023 or the year ended December 31, 2022 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, 70% of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2023 and December 31, 2022. The remaining HTM debt securities at March 31, 2023 and December 31, 2022 were comprised of state and municipal obligations generally with bond ratings of A to AAA. Utilizing the Current Expected Credit Losses (“CECL”) approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2023 and December 31, 2022. AIR on HTM debt securities totaled $3.8 million at March 31, 2023 and December 31, 2022 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

5.	Allowance for Credit Losses and Credit Quality of Loans

The Company’s adoption of ASU 2022-02 resulted in an insignificant change to our methodology for estimating the allowance for credit losses on TDRs. The Day 1 decrease in allowance for credit loss on TDR loans relating to adoption of ASU 2022-02 was $0.6 million.

The allowance for credit losses totaled $100.3 million at March 31, 2023, compared to $100.8 million at December 31, 2022. The allowance for credit losses as a percentage of loans was 1.21% at March 31, 2023, compared to 1.24% at December 31, 2022.

During the first quarter of 2023, the Company made adjustments to the class segments within the portfolios to better align risk characteristics and reflect the monitoring and assessment of risks as the portfolios continue to evolve. Paycheck Protection Program was consolidated with Commercial & Industrial, as the portfolio had decreased to less than $1 million and no longer warranted a material class segment. The Other Consumer class segment was further separated into Residential Solar and Other Consumer. The growth in our Residential Solar portfolio warranted evaluation of this class separately from the Other Consumer class segments. The change to the class segments was applied retrospectively and did not have a significant impact on the allowance for loan losses. The following table illustrates the portfolio and class segments for the Company’s loan portfolio:

Portfolio Segment	Class
Commercial Loans	Commercial & Industrial
Commercial Real Estate
Consumer Loans	Auto
Residential Solar
Other Consumer
Residential Loans

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

The quantitative model as of March 31, 2023 incorporates a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At March 31, 2023, the weightings were 50%, 0% and 50% for the baseline, upside and downside economic forecasts, respectively. The baseline outlook reflected an unemployment rate environment below pre-coronavirus (“COVID-19”) pandemic levels throughout much of the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the second quarter of 2023 at approximately 3.9% and rise to 4.4% before falling slightly to 4.1% by the end of the forecast period. Other utilized economic variables have generally remained stable in their respective forecasts, with the exception of northeast housing starts which deteriorated since December 31, 2022 and served as a counter-balance to the improved unemployment outlook. Key assumptions in the baseline economic outlook included the Federal Reserve raising rates with two more 25 basis point hikes at the May and June meetings bringing the terminal range to 5%-5.25%, recent bank failures not being symptomatic of a serious broader problem in the financial system, the economy remaining at full employment, continued tapering of the Federal Reserve balance sheet, a slowly increasing yield on ten-year treasury securities, and a continued decline in oil prices. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 3.7% in the first quarter of 2023 to a peak of 7.1% in the second quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2023. Additional adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation, and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth, and policy exceptions was also conducted. All these factors were considered through separate quantitative processes and incorporated when applicable into the estimate of current expected credit losses at March 31, 2023.

The quantitative model as of December 31, 2022 incorporates a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2022, the weightings were 50%, 0% and 50% for the baseline, upside and downside economic forecasts, respectively. The baseline outlook reflected an unemployment rate environment initially around pre-COVID-19 levels at 3.9% that increases slightly during the forecast period to 4.0%. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the first quarter of 2023 at approximately 3.9% and hovering around 4.6% by the end of the forecast period. Other utilized economic variables have generally deteriorated in their respective forecasts, with retail sales and housing starts forecasts declining from the prior year. Key assumptions in the baseline economic outlook included a full employment economy being realized in the near future, continued tapering of the Federal Reserve balance sheet, an increasing yield on ten-year treasury securities, and a gradual decline in global oil prices. The alternative downside scenario assumed deteriorated economic and pandemic related conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 3.9% in the fourth quarter of 2022 to a peak of 6.9% in the first quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2022. Additional adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation, and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth, and policy exceptions was also conducted. All these factors were considered through separate quantitative processes and incorporated when applicable into the estimate of current expected credit losses at December 31, 2022.

There were no loans purchased with credit deterioration during the three months ended March 31, 2023 or the year ended December 31, 2022. The Company purchased no loans during the three months ended March 31, 2023. During 2022, the Company purchased $11.5 million of residential loans at a 1.53% premium and $50.1 million in consumer loans at par. The allowance for credit losses recorded for these loans on the purchase date was $3.2 million. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $25.4 million at March 31, 2023 and $25.0 million at December 31, 2022 and there was no estimated allowance for credit losses related to AIR as of March 31, 2023 and December 31, 2022.

The following tables present the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of January 1, 2023 (after adoption of ASC 2022-02)	$34,662	$50,951	$14,539	$100,152
Charge-offs	(169)	(5,342)	(339)	(5,850)
Recoveries	541	1,377	121	2,039
Provision	1,006	1,834	1,069	3,909
Ending balance as of March 31, 2023	$36,040	$48,820	$15,390	$100,250

Balance as of December 31, 2021	$28,941	$44,253	$18,806	$92,000
Charge-offs	(588)	(3,591)	(312)	(4,491)
Recoveries	93	1,652	150	1,895
Provision	111	1,277	(792)	596
Ending balance as of March 31, 2022	$28,557	$43,591	$17,852	$90,000

The decrease in the allowance for credit losses at March 31, 2023 compared to December 31, 2022 was primarily due to a reduction in expected losses in the residential solar portfolios, an improvement in economic forecasts and reduction in allowance on TDRs related to the adoption of ASU 2022-02. These decreases were partly offset by an increase in providing for the increase in loan balances and a decline in prepayment speeds. The decrease in the allowance for credit losses from December 31, 2021 to March 31, 2022 was primarily due to an improvement in the economic forecast, partly offset by providing the increase in loan balances.

Individually Evaluated Loans

As of March 31, 2023, there were two relationships identified to be evaluated for loss on an individual basis which, in aggregate, had an amortized cost basis of $2.3 million, with no allowance for credit loss. As of December 31, 2022, the same two relationships were identified to be evaluated for loss on an individual basis, in aggregate, had an amortized cost basis of $2.4 million, with no allowance for credit loss. The decrease in the amortized cost basis on an individual basis from December 31, 2022 to March 31, 2023 was primarily due to principal payments received during the first quarter of 2023.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of March 31, 2023
Commercial loans:
C&I	$2,676	$181	$-	$2,857	$1,785	$1,261,122	$1,265,764
CRE	870	-	-	870	5,243	2,724,001	2,730,114
Total commercial loans	$3,546	$181	$-	$3,727	$7,028	$3,985,123	$3,995,878
Consumer loans:
Auto	$6,852	$885	$384	$8,121	$1,693	$992,247	$1,002,061
Residential solar	2,419	773	253	3,445	183	916,456	920,084
Other consumer	3,296	1,870	1,293	6,459	98	234,516	241,073
Total consumer loans	$12,567	$3,528	$1,930	$18,025	$1,974	$2,143,219	$2,163,218
Residential	$2,403	$462	$398	$3,263	$7,282	$2,094,937	$2,105,482
Total loans	$18,516	$4,171	$2,328	$25,015	$16,284	$8,223,279	$8,264,578

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2022
Commercial loans:
C&I	$342	$99	$4	$445	$2,244	$1,238,468	$1,241,157
CRE	336	96	-	432	5,780	2,689,196	2,695,408
Total commercial loans	$678	$195	$4	$877	$8,024	$3,927,664	$3,936,565
Consumer loans:
Auto	$8,640	$1,393	$785	$10,818	$1,494	$950,389	$962,701
Residential solar	2,858	731	474	4,063	79	852,656	856,798
Other consumer	3,483	1,838	1,789	7,110	94	272,384	279,588
Total consumer loans	$14,981	$3,962	$3,048	$21,991	$1,667	$2,075,429	$2,099,087
Residential	$2,496	$555	$771	$3,822	$7,542	$2,103,131	$2,114,495
Total loans	$18,155	$4,712	$3,823	$26,690	$17,233	$8,106,224	$8,150,147

As of March 31, 2023 and December 31, 2022, there were $1.0 million and $1.1 million, respectively, of loans in nonaccrual that were specifically evaluated for individual expected credit loss without an allowance for credit losses.

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

Commercial Grading System

For Commercial and Industrial (“C&I”) and Commercial Real Estate (“CRE”) loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available. This includes comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment and management. C&I and CRE loans are graded Doubtful, Substandard, Special Mention and Pass.

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

Special Mention

Special Mention loans have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s position at some future date. These loans pose elevated risk, but their weakness does not yet justify a Substandard classification. Borrowers may be experiencing adverse operating trends (i.e., declining revenues or margins) or may be struggling with an ill-proportioned balance sheet (i.e., increasing inventory without an increase in sales, high leverage, and/or tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a Special Mention rating. Although a Special Mention loan has a higher probability of default than a Pass asset, its default is not imminent.

Pass

Loans graded as Pass encompass all loans not graded as Doubtful, Substandard or Special Mention. Pass loans are in compliance with loan covenants and payments are generally made as agreed. Pass loans range from superior quality to fair quality. Pass loans also include any portion of a government guaranteed loan, including Paycheck Protection Program loans.

Consumer and Residential Grading System

Consumer and Residential loans are graded as either Nonperforming or Performing.

Nonperforming

Nonperforming loans are loans that are (1) over 90 days past due and interest is still accruing or (2) on nonaccrual status.

Performing

All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by vintage and beginning in 2023 with the Company’s January 1, 2023 adoption of ASU 2022-02 also includes gross charge-offs by loan class by vintage for the three months ended March 31, 2023. Included in other consumer gross charge-offs, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2022 originations, for the three months ended March 31, 2023.

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2023
C&I
By internally assigned grade:
Pass	$58,995	$287,770	$240,751	$154,864	$83,060	$65,062	$323,916	$17,121	$1,231,539
Special mention	-	956	524	3,925	90	1,439	5,965	-	12,899
Substandard	350	1,902	435	534	2,301	3,489	12,230	32	21,273
Doubtful	-	24	-	-	28	1	-	-	53
Total C&I	$59,345	$290,652	$241,710	$159,323	$85,479	$69,991	$342,111	$17,153	$1,265,764
Current-period gross charge-offs	$-	$(1)	$(1)	$(3)	$-	$(107)	$-	$-	$(112)
CRE
By internally assigned grade:
Pass	$62,072	$364,540	$461,622	$417,952	$333,603	$767,943	$211,630	$42,648	$2,662,010
Special mention	-	2,266	6,785	3,394	2,399	9,525	3,590	-	27,959
Substandard	-	309	1,265	5,671	3,298	28,277	1,325	-	40,145
Total CRE	$62,072	$367,115	$469,672	$427,017	$339,300	$805,745	$216,545	$42,648	$2,730,114
Current-period gross charge-offs	$-	$-	$-	$-	$(57)	$-	$-	$-	$(57)
Auto
By payment activity:
Performing	$136,896	$455,757	$216,248	$66,132	$83,483	$41,468	$-	$-	$999,984
Nonperforming	11	550	660	357	363	136	-	-	2,077
Total Auto	$136,907	$456,307	$216,908	$66,489	$83,846	$41,604	$-	$-	$1,002,061
Current-period gross charge-offs	$-	$(318)	$(242)	$(127)	$(77)	$(89)	$-	$-	$(853)
Residential solar
By payment activity:
Performing	$83,543	$476,712	$189,586	$72,221	$52,543	$45,043	$-	$-	$919,648
Nonperforming	-	198	45	36	54	103	-	-	436
Total Residential solar	$83,543	$476,910	$189,631	$72,257	$52,597	$45,146	$-	$-	$920,084
Current-period gross charge-offs	$-	$(272)	$(334)	$(45)	$(26)	$(58)	$-	$-	$(735)
Other consumer
By payment activity:
Performing	$3,689	$41,754	$95,002	$31,506	$23,595	$26,188	$17,930	$18	$239,682
Nonperforming	-	239	663	285	70	113	5	16	1,391
Total other consumer	$3,689	$41,993	$95,665	$31,791	$23,665	$26,301	$17,935	$34	$241,073
Current-period gross charge-offs	$-	$(988)	$(2,005)	$(472)	$(281)	$(8)	$-	$-	$(3,754)
Residential
By payment activity:
Performing	$33,490	$257,316	$348,907	$207,985	$154,174	$849,898	$226,644	$19,388	$2,097,802
Nonperforming	41	181	384	258	491	6,325	-	-	7,680
Total residential	$33,531	$257,497	$349,291	$208,243	$154,665	$856,223	$226,644	$19,388	$2,105,482
Current-period gross charge-offs	$-	$-	$-	$-	$-	$(339)	$-	$-	$(339)
Total loans	$379,087	$1,890,474	$1,562,877	$965,120	$739,552	$1,845,010	$803,235	$79,223	$8,264,578
Current-period gross charge-offs	$-	$(1,579)	$(2,582)	$(647)	$(441)	$(601)	$-	$-	$(5,850)

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
C&I
By internally assigned grade:
Pass	$296,562	$252,480	$164,976	$91,497	$39,394	$32,413	$327,166	$3,133	$1,207,621
Special mention	1,044	524	4,531	194	1,108	417	5,234	-	13,052
Substandard	76	459	231	3,098	91	3,969	12,348	163	20,435
Doubtful	-	20	-	28	-	1	-	-	49
Total C&I	$297,682	$253,483	$169,738	$94,817	$40,593	$36,800	$344,748	$3,296	$1,241,157
CRE
By internally assigned grade:
Pass	$374,313	$465,990	$439,012	$333,568	$217,141	$566,783	$201,563	$24,735	$2,623,105
Special mention	605	764	868	2,641	4,649	24,023	850	-	34,400
Substandard	309	-	2,316	3,937	1,822	23,819	713	4,987	37,903
Total CRE	$375,227	$466,754	$442,196	$340,146	$223,612	$614,625	$203,126	$29,722	$2,695,408
Auto
By payment activity:
Performing	$488,776	$239,090	$75,853	$99,615	$44,061	$13,027	$-	$-	$960,422
Nonperforming	590	655	404	385	216	29	-	-	2,279
Total Auto	$489,366	$239,745	$76,257	$100,000	$44,277	$13,056	$-	$-	$962,701
Residential solar
By payment activity:
Performing	$485,942	$193,971	$74,532	$54,662	$36,119	$11,019	$-	$-	$856,245
Nonperforming	320	98	50	25	16	44	-	-	553
Total Residential solar	$486,262	$194,069	$74,582	$54,687	$36,135	$11,063	$-	$-	$856,798
Other consumer
By payment activity:
Performing	$52,545	$110,624	$36,412	$27,383	$15,536	$15,735	$19,218	$250	$277,703
Nonperforming	238	838	395	247	57	87	8	15	1,885
Total other consumer	$52,783	$111,462	$36,807	$27,630	$15,593	$15,822	$19,226	$265	$279,588
Residential
By payment activity:
Performing	$251,012	$349,498	$212,161	$156,957	$157,755	$717,621	$233,056	$28,122	$2,106,182
Nonperforming	267	384	408	555	1,028	5,651	-	20	8,313
Total residential	$251,279	$349,882	$212,569	$157,512	$158,783	$723,272	$233,056	$28,142	$2,114,495
Total loans	$1,952,599	$1,615,395	$1,012,149	$774,792	$518,993	$1,414,638	$800,156	$61,425	$8,150,147

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for losses on unfunded commitments totaled $4.5 million as March 31, 2023, compared to $5.1 million as of December 31, 2022.

Loan Modifications to Borrowers Experiencing Financial Difficulties

As previously mentioned in Note 3 Recent Accounting Pronouncements, the Company’s January 1, 2023 adoption of ASU 2022-02 eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, the Company will no longer recognize an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows when a loan is restructured. The adoption of ASU 2022-02 results in a change to reporting for loan modifications to borrowers experiencing financial difficulties. With the adoption of ASU 2022-02 these modifications require enhanced reporting on the type of modifications granted and the financial magnitude of the concessions granted.

When the Company modifies a loan with financial difficulty, such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a change in scheduled payment amount; or principal forgiveness.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended March 31, 2023
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables
Residential	$43	0.0020%
Total	$43	0.0020%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulties:

Three Months Ended March 31, 2023
Loan Type	Term Extension
Residential	Added a weighted-average 18 years to the life of loan, which reduced monthly payment amounts for the borrowers

There were no financing receivables that had a payment default during the three months ended March 31, 2023 that were modified to borrowers experiencing financial difficulty since the adoption of ASU 2022-02 effective January 1, 2023.

The following table depicts the performance of loans that have been modified since the adoption of ASU 2022-02 effective January 1, 2023:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
March 31, 2023
Loan Type
Residential	$43	$-	$-	$-
Total	$43	$-	$-	$-

Troubled Debt Restructuring

Prior to the adoption of ASU 2022-02 on January 1, 2023, the Company accounted for loan modifications to borrowers experiencing financial difficulty when concessions were granted as TDRs. The following tables are disclosures related to TDRs in prior periods.

The following table illustrates the recorded investments and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended March 31, 2022
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential	2	$118	$124
Total TDRs	2	$118	$124

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended March 31, 2022
(Dollars in thousands)	Number of Contracts	Recorded Investment
Consumer loans:
Auto	1	$11
Total consumer loans	1	$11
Residential	20	$900
Total TDRs	21	$911

6.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at March 31, 2023. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives of Alliance Financial Corporation (“Alliance”) when the Company acquired Alliance. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the pension and other benefits plans during the three months ended March 31, 2023 and 2022.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Components of net periodic cost (benefit):
Service cost	$482	$534	$1	$2
Interest cost	1,010	694	56	41
Expected return on plan assets	(1,853)	(2,228)	-	-
Net amortization	670	185	(21)	1
Total net periodic cost (benefit)	$309	$(815)	$36	$44

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Basic EPS:
Weighted average common shares outstanding	42,894	43,141
Net income available to common stockholders	$33,658	$39,126
Basic EPS	$0.78	$0.91

Diluted EPS:
Weighted average common shares outstanding	42,894	43,141
Dilutive effect of common stock options and restricted stock	232	244
Weighted average common shares and common share equivalents	43,126	43,385
Net income available to common stockholders	$33,658	$39,126
Diluted EPS	$0.78	$0.90

There was a nominal number of weighted average stock options outstanding for the three months ended March 31, 2023 and March 31, 2022, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

8.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
AFS securities:
Losses on AFS securities	$5,000	$-	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	114	137	Interest income
Tax effect	$(1,278)	$(35)	Income tax (benefit)
Net of tax	$3,836	$102

Pension and other benefits:
Amortization of net losses	$640	$157	Other noninterest expense
Amortization of prior service costs	9	29	Other noninterest expense
Tax effect	$(163)	$(47)	Income tax (benefit)
Net of tax	$486	$139

Total reclassifications, net of tax	$4,322	$241

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

The Company is subject to over-the-counter derivative clearing requirements, which require certain derivatives to be cleared through central clearing houses. Accordingly, the Company clears certain derivative transactions through the Chicago Mercantile Exchange Clearing House (“CME”). The CME requires the Company to post initial and variation margin payments to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts. A daily settlement occurs through the CME for changes in the fair value of centrally cleared derivatives. Not all of the derivatives are required to be cleared through the daily clearing agent. As a result, the total fair values of loan level derivative assets and liabilities recognized on the Company’s financial statements are not equal and offsetting.

As of March 31, 2023 and December 31, 2022, the Company had fourteen and fifteen risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of March 31, 2023
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,295,719	Other assets	$94,171	$1,295,719	Other liabilities	$94,171
Risk participation agreements	67,552	Other assets	57	17,854	Other liabilities	13
Total derivatives not designated as hedging instruments			$94,228			$94,184
Netting adjustments(1)			19,982			(177)
Net derivatives in the balance sheet			$74,246			$94,361
Derivatives not offset on the balance sheet			$2,559			$2,559
Cash collateral(2)			-			-
Net derivative amounts			$71,687			$91,802
As of December 31, 2022
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,275,708	Other assets	$117,247	$1,275,708	Other liabilities	$117,247
Risk participation agreements	88,963	Other assets	47	18,421	Other liabilities	10
Total derivatives not designated as hedging instruments			$117,294			$117,257
Netting adjustments(1)			24,109			-
Net derivatives in the balance sheet			$93,185			$117,257
Derivatives not offset on the balance sheet			$352			$352
Cash collateral(2)			-			-
Net derivative amounts			$92,833			$116,905

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

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended March 31,
(In thousands)	2023	2022
Derivatives not designated as hedging instruments:
Increase (decrease) in other income	$7	$(52)

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

The following tables sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	March 31, 2023
Assets:
AFS securities:
U.S. treasury	$123,579	$-	$-	$123,579
Federal agency	-	210,220	-	210,220
State & municipal	-	85,033	-	85,033
Mortgage-backed	-	463,578	-	463,578
Collateralized mortgage obligations	-	582,361	-	582,361
Corporate	-	47,237	-	47,237
Total AFS securities	$123,579	$1,388,429	$-	$1,512,008
Equity securities	31,807	1,000	-	32,807
Derivatives	-	94,228	-	94,228
Total	$155,386	$1,483,657	$-	$1,639,043

Liabilities:
Derivatives	$-	$94,184	$-	$94,184
Total	$-	$94,184	$-	$94,184

(In thousands)	Level 1	Level 2	Level 3	December 31, 2022
Assets:
AFS securities:
U.S. treasury	$121,658	$-	$-	$121,658
Federal agency	-	206,419	-	206,419
State & municipal	-	82,851	-	82,851
Mortgage-backed	-	473,694	-	473,694
Collateralized mortgage obligations	-	588,363	-	588,363
Corporate	-	54,240	-	54,240
Total AFS securities	$121,658	$1,405,567	$-	$1,527,225
Equity securities	29,784	1,000	-	30,784
Derivatives	-	93,185	-	93,185
Total	$151,442	$1,499,752	$-	$1,651,194

Liabilities:
Derivatives	$-	$117,257	$-	$117,257
Total	$-	$117,257	$-	$117,257

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. The non-recurring fair value measurements recorded during the three month period ended March 31, 2023 and the year ended December 31, 2022 were related to loans individually evaluated for expected credit losses with fair value of $1.0 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		March 31, 2023		December 31, 2022
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$906,824	$812,664	$919,517	$812,647
Net loans	3	8,164,753	7,785,338	8,049,909	7,840,350
Financial liabilities:
Time deposits	2	$784,467	$743,678	$433,772	$413,868
Long-term debt	2	29,790	29,469	4,815	4,539
Subordinated debt	1	98,000	91,506	98,000	92,883
Junior subordinated debt	2	101,196	98,443	101,196	98,372

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

Net Loans

Net loans include portfolio loans and loans held for sale. Loans were first segregated by type and then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments, and those expected future cash flows also includes credit risk, illiquidity risk and other market factors to calculate the exit price fair value in accordance with ASC 820.

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $2.43 billion at March 31, 2023 and $2.42 billion at December 31, 2022.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $40.9 million at March 31, 2023 and $53.3 million at December 31, 2022. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s standby letters of credit was not significant.

12.	Subsequent Event

On May 4, 2023, the Company sold two subordinated debt securities held in the AFS securities portfolio for a $4.5 million pre-tax loss. These subordinated securities were issued by two regional financial institutions and had an aggregate amortized cost of $7.0 million and a fair value of $4.8 million as of March 31, 2023. During April, the Company was notified that these two issuers debt ratings were downgraded. In early May, both experienced significant declines in their respective equity market capitalizations and the fair values of the Company’s subordinated debt securities for these two issuers also experienced further declines from March 31, 2023. These factors indicated to the Company a higher level of uncertainty relative to their operational and market risks.

NBT BANCORP INC. AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022 for an understanding of the following discussion and analysis. Operating results for the three month period ending March 31, 2023 are not necessarily indicative of the results of the full year ending December 31, 2023 or any future period.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions, including actual or potential stress in the banking industry, and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war, including international military conflicts, or terrorism; (8) the timely development and acceptance of new products and services and the perceived overall value of these products and services by users; (9) changes in consumer spending, borrowing and saving habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisition and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, Economic Growth, Regulatory Relief, Consumer Protection Act of 2018, Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and other legislative and regulatory responses to the coronavirus (“COVID-19”) pandemic; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; (20) the adverse impact on the U.S. economy, including the markets in which we operate, of the COVID-19 global pandemic or other public health crises; and (21) the Company’s success at managing the risks involved in the foregoing items.

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

Critical Accounting Estimates

SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. The Company follows financial accounting and reporting policies that are in accordance with GAAP. The more significant of these policies are summarized in Note 1 to the consolidated financial statements presented in our 2022 Annual Report on Form 10-K. Refer to Note 3 in this Quarterly Report on Form 10-Q for recently adopted accounting standards. Not all significant accounting policies require management to make difficult, subjective or complex judgments. The allowance for credit losses and the allowance for unfunded commitments policies noted below are deemed to meet the SEC’s definition of a critical accounting estimate.

The allowance for credit losses consists of the allowance for credit losses and the allowance for losses on unfunded commitments. The measurement of Current Expensed Credit Losses (“CECL”) on financial instruments requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. The allowance for credit losses for loans, as reported in our consolidated statements of financial condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. The allowance for losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of March 31, 2023, the model incorporated a baseline economic outlook along with an alternative downside scenario, which were equally weighted. The baseline outlook reflected an unemployment rate environment below pre-COVID-19 levels throughout much of the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the second quarter of 2023 at approximately 3.9% and rise to 4.4% before falling slightly to 4.1% by the end of the forecast period. The alternative downside scenario assumed northeast unemployment rises from 3.7% in the first quarter of 2023 to a peak of 7.1% in the second quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2023. All else held equal, the changes in the weightings of our forecasted scenarios would impact the amount of estimated allowance for credit losses through changes in the quantitative reserve and scenario-specific qualitative adjustments. To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of March 31, 2023, the Company increased the downside scenario weighting by 10% to 60% and decreased the baseline scenario to 40% weighting which resulted in a 3% increase in the overall estimated allowance for credit losses. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of March 31, 2023, the Company increased the downside scenario to 100% which resulted in a 17% increase in the overall estimated allowance for credit losses.

The Company’s policies on the CECL method for allowance for credit losses are disclosed in Note 1 to the consolidated financial statements presented in our 2022 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2022 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported. Refer to Note 3 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company’s results for the three months ended March 31, 2023:

●	net income of $33.7 million, or $0.78 diluted earnings per share;
●
noninterest income, excluding securities losses, was $36.4 million, up $2.1 million, or 6.1% from the fourth quarter of 2022 and down $6.4 million, or 15.0% from the first quarter of 2022; represents 28% of total revenues;

●
noninterest expense, excluding $0.6 million of acquisition expenses in the first quarter of 2023 and $1.0 million in the fourth quarter of 2022, was comparable to the previous quarter and up 9.1% from the first quarter of 2022;

●	period end loans were $8.26 billion, up 5.7%, annualized, from December 31, 2022;
●	credit quality metrics including net charge-offs to average loans of 0.19%, annualized, and allowance for loan losses to total loans at 1.21%;
●	period end deposits were $9.68 billion, up 2.0% from December 31, 2022;
●	book value per share of $28.24 at March 31, 2023; tangible book value per share(1) was $21.52 at March 31, 2023, $20.65 at December 31, 2022 and $21.25 at March 31, 2022;
●	the Company incurred a $5.0 million securities loss on the write-off of a subordinated debt security of a failed bank.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Results of Operations

Net income for the three months ended March 31, 2023 was $33.7 million, or $0.78 per diluted common share, down $2.5 million from $36.1 million, or $0.84 per diluted common share for the three months ended December 31, 2022 and down $5.5 million from $39.1 million, or $0.90 per diluted common share for the first quarter of 2022.

●
Net interest income for the three months ended March 31, 2023 was $95.1 million, down $4.7 million, or 4.7% from the fourth quarter of 2022 and up $14.7 million, or 18.3%, from the first quarter of 2022, primarily due to higher yields on earning assets due to increases in the Federal Reserve’s targeted Federal Funds rate as well as the new loan volume pricing, which was partially offset by the higher cost of interest-bearing liabilities. The first quarter of 2022 also included $2.0 million ($0.04 per diluted share) of income from the Paycheck Protection Program (“PPP”).

●
The Company recorded a provision for loan losses of $3.9 million ($0.07 per diluted share) for the three months ended March 31, 2023, compared to $0.6 million ($0.01 per diluted share) in the first quarter of 2022 and $7.7 million ($0.14 per diluted share) in the fourth quarter of 2022.

●
Card services income was comparable to the three months ended December 31, 2022 and approximately $4.0 million ($0.07 per diluted share) lower than the first quarter of 2022 driven by the impact of the statutory price cap provisions of the Durbin Amendment to the Dodd-Frank Act (“Durbin Amendment”).

●
The Company incurred acquisition expenses of $0.6 million ($0.01 per diluted share) and $1.0 million ($0.02 per diluted share) related to the pending merger with Salisbury Bancorp, Inc. (“Salisbury”) in the first quarter of 2023 and the fourth quarter of 2022, respectively.

The following table sets forth certain financial highlights:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Performance:
Diluted earnings per share	$0.78	$0.84	$0.90
Return on average assets(2)	1.16%	1.23%	1.32%
Return on average equity(2)	11.47%	12.30%	12.78%
Return on average tangible common equity(2)	15.31%	16.54%	16.87%
Net interest margin, fully taxable equivalent (“FTE”)(2)	3.55%	3.68%	2.95%
Capital:
Equity to assets	10.23%	10.00%	9.90%
Tangible equity ratio	7.99%	7.73%	7.70%
Book value per share	$28.24	$27.38	$27.96
Tangible book value per share	$21.52	$20.65	$21.25
Leverage ratio	10.43%	10.32%	9.52%
Common equity tier 1 capital ratio	12.28%	12.12%	12.23%
Tier 1 capital ratio	13.34%	13.19%	13.39%
Total risk-based capital ratio	15.53%	15.38%	15.64%

The following tables provide non-GAAP reconciliations:

	Three Months Ended
(In thousands, except per share data)	March 31, 2023	December 31, 2022	March 31, 2022
Return on average tangible common equity:
Net income	$33,658	$36,121	$39,126
Amortization of intangible assets (net of tax)	402	404	477
Net income, excluding intangible amortization	$34,060	$36,525	$39,603
Average stockholders’ equity	$1,190,316	$1,164,916	$1,241,188
Less: average goodwill and other intangibles	288,354	288,856	289,218
Average tangible common equity	$901,962	$876,060	$951,970
Return on average tangible common equity(2)	15.31%	16.54%	16.87%
Tangible equity ratio:
Stockholders’ equity	$1,211,659	$1,173,554	$1,202,250
Intangibles	288,159	288,545	288,832
Assets	$11,839,730	$11,739,296	$12,147,833
Tangible equity ratio	7.99%	7.73%	7.70%
Tangible book value per share:
Stockholders’ equity	$1,211,659	$1,173,554	$1,202,250
Intangibles	288,159	288,545	288,832
Tangible equity	$923,500	$885,009	$913,418
Diluted common shares outstanding	42,904	42,858	42,992
Tangible book value per share	$21.52	$20.65	$21.25
(2)	Annualized.

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

Net interest income was $95.1 million for the first quarter of 2023, down $4.7 million, or 4.7%, from the previous quarter, and included two less days in the first quarter of 2023 compared to the fourth quarter of 2022. The FTE net interest margin was 3.55% for the three months ended March 31, 2023, a decrease of 13 basis points (“bps”) from the previous quarter. Interest income increased $5.0 million, or 4.6%, as the yield on average interest-earning assets increased 24 bps from the prior quarter to 4.26%, while average interest-earning assets of $10.91 billion increased $108.8 million from the prior quarter, primarily due to an increase in average loans partially offset by a decrease in investment securities. Interest expense was up $9.7 million, or 103.6%, as the cost of interest-bearing liabilities increased 57 bps to 1.14% for the quarter ended March 31, 2023, driven by interest-bearing deposit costs increasing 47 bps, as well as higher balances in short-term borrowings and the rates paid on those borrowings.

Net interest income was $95.1 million for the first quarter of 2023, up $14.7 million, or 18.3%, from the first quarter of 2022. The first quarter of 2022 included $2.0 million of PPP loan interest and fees recognized into interest income. The FTE net interest margin was 3.55% for the three months ended March 31, 2023, an increase of 60 bps from the first quarter of 2022. Interest income increased $30.1 million, or 35.6%, as the yield on average interest-earning assets increased 117 bps from the same period in 2022 to 4.26%, while average interest-earning assets decreased $179.2 million, or 1.6%, from the first quarter of 2022, primarily due to a decrease in excess liquidity was partially offset by an increase in loans and investment securities. Interest expense increased $15.3 million, or 396.4%, as the cost of interest-bearing liabilities increased 91 bps to 1.14% for the quarter ended March 31, 2023, driven by interest-bearing deposit costs increasing 63 bps, as well as higher balances in short-term borrowings and the rates paid on those borrowings.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	March 31, 2023			December 31, 2022			March 31, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$34,215	$191	2.26%	$39,573	$330	3.31%	$990,319	$403	0.17%
Securities taxable(1)	2,442,732	11,543	1.92%	2,480,959	11,770	1.88%	2,284,578	9,407	1.67%
Securities tax-exempt(1) (3)	202,321	1,402	2.81%	208,238	1,406	2.68%	258,513	1,172	1.84%
Federal Reserve Bank and FHLB stock	41,144	451	4.45%	32,903	341	4.11%	25,026	122	1.98%
Loans(2) (3)	8,189,520	101,000	5.00%	8,039,442	95,717	4.72%	7,530,674	73,382	3.95%
Total interest-earning assets	$10,909,932	$114,587	4.26%	$10,801,115	$109,564	4.02%	$11,089,110	$84,486	3.09%
Other assets	836,879			855,410			947,578
Total assets	$11,746,811			$11,656,525			$12,036,688
Liabilities and stockholders’ equity:
Money market deposit accounts	$2,081,210	$6,264	1.22%	$2,169,192	$2,153	0.39%	$2,720,338	$1,022	0.15%
NOW deposit accounts	1,598,834	1,433	0.36%	1,604,096	1,341	0.33%	1,583,091	192	0.05%
Savings deposits	1,781,465	142	0.03%	1,823,056	150	0.03%	1,794,549	143	0.03%
Time deposits	639,645	3,305	2.10%	432,110	448	0.41%	494,632	485	0.40%
Total interest-bearing deposits	$6,101,154	$11,144	0.74%	$6,028,454	$4,092	0.27%	$6,592,610	$1,842	0.11%
Federal funds purchased	44,334	538	4.92%	56,576	575	4.03%	-	-	-
Repurchase agreements	71,340	14	0.08%	76,334	21	0.11%	72,768	16	0.09%
Short-term borrowings	357,200	4,367	4.96%	177,533	1,914	4.28%	-	-	-
Long-term debt	7,299	47	2.61%	3,817	21	2.18%	13,979	87	2.52%
Subordinated debt, net	96,966	1,334	5.58%	97,839	1,346	5.46%	98,531	1,359	5.59%
Junior subordinated debt	101,196	1,682	6.74%	101,196	1,424	5.58%	101,196	549	2.20%
Total interest-bearing liabilities	$6,779,489	$19,126	1.14%	$6,541,749	$9,393	0.57%	$6,879,084	$3,853	0.23%
Demand deposits	3,502,489			3,658,965			3,710,124
Other liabilities	274,517			290,895			206,292
Stockholders’ equity	1,190,316			1,164,916			1,241,188
Total liabilities and stockholders’ equity	$11,746,811			$11,656,525			$12,036,688
Net interest income (FTE)		$95,461			$100,171			$80,633
Interest rate spread			3.12%			3.45%			2.86%
Net interest margin (FTE)			3.55%			3.68%			2.95%
Taxable equivalent adjustment		$395			$392			$285
Net interest income		$95,066			$99,779			$80,348

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended March 31,	Increase (Decrease) 2023 over 2022
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$(738)	$526	$(212)
Securities taxable	682	1,454	2,136
Securities tax-exempt	(294)	524	230
Federal Reserve Bank and FHLB stock	112	217	329
Loans	6,843	20,775	27,618
Total FTE interest income	$6,605	$23,496	$30,101
Money market deposit accounts	$(295)	$5,537	$5,242
NOW deposit accounts	2	1,239	1,241
Savings deposits	(1)	-	(1)
Time deposits	181	2,639	2,820
Federal funds purchased	538	-	538
Repurchase agreements	-	(2)	(2)
Short-term borrowings	4,367	-	4,367
Long-term debt	(43)	3	(40)
Subordinated debt, net	(22)	(3)	(25)
Junior subordinated debt	-	1,133	1,133
Total FTE interest expense	$4,727	$10,546	$15,273
Change in FTE net interest income	$1,878	$12,950	$14,828

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2023	2022
Service charges on deposit accounts	$3,548	$3,688
Card services income	4,845	8,695
Retirement plan administration fees	11,462	13,279
Wealth management	8,087	8,640
Insurance services	3,931	3,788
Bank owned life insurance income	1,878	1,654
Net securities (losses)	(4,998)	(179)
Other	2,656	3,094
Total noninterest income	$31,409	$42,659

Noninterest income for the three months ended March 31, 2023 was $31.4 million, down $2.7 million, or 7.9%, from the fourth quarter of 2022 and down $11.3 million, or 26.4%, from the first quarter of 2022. During the three months ended March 31, 2023, the Company incurred a $5.0 million securities loss on the write-off of a subordinated debt security of a failed bank. Excluding net securities losses, noninterest income for the three months ended March 31, 2023 was $36.4 million, up $2.1 million, or 6.1% from the prior quarter and down $6.4 million, or 15.0% from the first quarter of 2022. The increase from the prior quarter was primarily driven by an increase in retirement plan administration fees driven by seasonal revenues. The decrease from the first quarter of 2022 was driven by lower card services income from the impact of the statutory price cap provisions of the Durbin Amendment of approximately $4.0 million. In addition, the decrease from the prior year was impacted by lower retirement plan administration fees driven by unfavorable market performance and a decrease in certain activity-based fees along with a decrease in wealth management fees driven primarily by a decline in market performance.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2023	2022
Salaries and employee benefits	$48,155	$45,508
Technology and data services	9,007	8,547
Occupancy	7,220	6,793
Professional fees and outside services	4,178	4,276
Office supplies and postage	1,628	1,424
FDIC assessment	1,396	802
Advertising	649	654
Amortization of intangible assets	536	636
Loan collection and other real estate owned, net	855	384
Acquisition expenses	618	-
Other	5,080	3,119
Total noninterest expense	$79,322	$72,143

Noninterest expense for the three months ended March 31, 2023 was $79.3 million, down $0.2 million, or 0.2%, from the prior quarter and up $7.2 million, or 10.0%, from the first quarter of 2022. The Company incurred acquisition expenses of $0.6 million and $1.0 million related to the pending merger with Salisbury in the first quarter of 2023 and the fourth quarter of 2022, respectively. Excluding acquisition expenses, noninterest expense for the three months ended March 31, 2023 was $78.7 million, up $0.2 million, or 0.2%, from the prior quarter and up $6.6 million, or 9.1%, from the first quarter of 2022. The increase from the prior quarter was primarily driven by higher salaries and employee benefits due to seasonally higher payroll taxes, seasonally higher stock-based compensation expenses and merit pay increases. In addition, the increase in occupancy costs was due to seasonal costs including utility expenses and the increase in FDIC assessment expense was due to the statutory increase in the FDIC assessment rate. The increase from the prior quarter was partially offset by lower professional fees and outside services driven by seasonal expenses and timing of external services for several tactical and strategic initiatives incurred in the prior quarter and other expenses declined from the seasonally higher linked fourth quarter of 2022. The increase from the first quarter of 2022 was driven by increased salaries and wages, including merit pay increases, higher benefit plan expenses and staff additions. In addition, the increase in technology and data services was due to continued investment in digital platform solutions, the increase in FDIC assessment expense was driven by the statutory increase in the FDIC assessment rate, and other expenses were higher due to the increase in actuarially determined expenses related to the Company’s retirement plans and higher travel and training expenses due to increased activity compared to the pandemic-impacted first quarter of 2022.

Income Taxes

Income tax expense for the three months ended March 31, 2023 was $9.6 million, down $1.0 million from the prior quarter and down $1.6 million from the first quarter of 2022. The effective tax rate was 22.2% for the first quarter of 2023 compared to 22.6% for the fourth quarter of 2022 and 22.2% for the first quarter of 2022.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities decreased $25.9 million, or 1.0%, from December 31, 2022 to March 31, 2023. The securities portfolio represents 20.7% of total assets as of March 31, 2023 as compared to 21.1% of total assets as of December 31, 2022.

The following table details the composition of securities available for sale, securities held to maturity and equity securities for the periods indicated:

	March 31, 2023	December 31, 2022
Mortgage-backed securities:
With maturities 15 years or less	13%	13%
With maturities greater than 15 years	11%	11%
Collateral mortgage obligations	37%	37%
Municipal securities	15%	15%
U.S. agency notes	21%	21%
Corporate	2%	2%
Equity securities	1%	1%
Total	100%	100%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated follows:

(In thousands)	March 31, 2023	December 31, 2022
Commercial & industrial	$1,278,291	$1,266,031
Commercial real estate	2,845,631	2,807,941
Residential real estate	1,651,918	1,649,870
Indirect auto	1,031,315	989,587
Residential solar	920,084	856,798
Home equity	308,219	314,124
Other consumer	229,120	265,796
Total loans	$8,264,578	$8,150,147

(1)	Loans are summarized by business line which do not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans increased by $114.4 million, or 5.7% annualized, from December 31, 2022 to March 31, 2023. Commercial and industrial loans increased $12.3 million to $1.28 billion; commercial real estate loans increased $37.7 million to $2.85 billion; and total consumer loans increased $64.5 million to $4.14 billion. Total loans represent approximately 69.8% of assets as of March 31, 2023, as compared to 69.4% as of December 31, 2022.

Allowance for Credit Losses, Provision for Loan Losses and Nonperforming Assets

Beginning January 1, 2023, the Company adopted Accounting Standards Updates (“ASU”) 2022-02 Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures which resulted in an insignificant change to the Company’s methodology for estimating the allowance for credit losses on Troubled Debt Restructurings (“TDRs”) since December 31, 2022. The January 1, 2023 decrease in allowance for credit loss on TDR loans relating to adoption of ASU 2022-02 was $0.6 million, which increased retained earnings by $0.5 million and decreased the deferred tax asset by $0.1 million.

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

The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, discounted probability of default and loss given default modeling methodology in which distinct, segment-specific multi-variate regression models are applied to multiple, probabilistically weighted external economic forecasts. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. After quantitative considerations, management applies additional qualitative adjustments so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

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

The allowance for credit losses totaled $100.3 million at March 31, 2023, compared to $100.8 million at December 31, 2022 and $90.0 million at March 31, 2022. The allowance for credit losses as a percentage of loans was 1.21% at March 31, 2023, compared to 1.24% at December 31, 2022 and 1.18% at March 31, 2022. The allowance for credit losses was 538.63% of nonperforming loans at March 31, 2023, compared to 478.72% at December 31, 2022 and 324.25% at March 31, 2022. The allowance for credit losses was 615.63% of nonaccrual loans at March 31, 2023, compared to 584.92% of nonaccrual loans at December 31, 2022 and 348.68% at March 31, 2022. The decrease in allowance for credit losses from December 31, 2022 compared to March 31, 2023 was primarily due to a reduction in expected net losses in the residential solar portfolios, an improvement in economic forecasts and a reduction in allowance on TDRs related to the adoption of ASU 2022-02. These decreases were partially offset by an increase in providing for the increase in loan balances and declining prepayment speeds. The increase in allowance for credit losses from March 31, 2022 to March 31, 2023 was primarily due to an increase in providing for the increase in loan balances.

The provision for loan losses was $3.9 million for three months ended March 31, 2023, compared to $7.7 million in the prior quarter and $0.6 million for the same period in the prior year. Provision expense decreased from the prior quarter due to a lower level of loan growth in the first quarter, generally stable economic forecasts and portfolio mix composition and quality. The increase in provision expense from March 31, 2022, was driven by higher net charge-offs and stable economic conditions, in contrast to improved economic conditions in the CECL forecast in the same period in the prior year. Net charge-offs totaled $3.8 million during the three months ended March 31, 2023, compared to net charge-offs of $3.7 million during the fourth quarter of 2022 and $2.6 million in the first quarter of 2022. Net charge-offs to average loans was 19 bps for the three months ended March 31, 2023, compared to 18 bps for the fourth quarter of 2022 and 14 bps for the three months ended March 31, 2022.

As of March 31, 2023, the unfunded commitment reserve totaled $4.5 million, compared to $5.1 million as of December 31, 2022 and $4.8 million as of March 31, 2022.

Nonperforming assets consist of nonaccrual loans, loans over 90 days past due and still accruing, troubled loans modifications, other real estate owned (“OREO”) and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$7,028	43%	$7,664	44%
Residential	7,239	45%	4,835	28%
Consumer	1,974	12%	1,667	10%
Troubled loan modifications (TDRs prior to 2023)	43	0%	3,067	18%
Total nonaccrual loans	$16,284	100%	$17,233	100%

Loans over 90 days past due and still accruing:
Commercial	$-	-	$4	-
Residential	398	17%	771	20%
Consumer	1,930	83%	3,048	80%
Total loans over 90 days past due and still accruing	$2,328	100%	$3,823	100%

Total nonperforming loans	$18,612		$21,056
OREO	105		105
Total nonperforming assets	$18,717		$21,161

Total nonaccrual loans to total loans	0.20%		0.21%
Total nonperforming loans to total loans	0.23%		0.26%
Total nonperforming assets to total assets	0.16%		0.18%
Total allowance for loan losses to total nonperforming loans	538.63%		478.72%
Total allowance for loan losses to nonaccrual loans	615.63%		584.92%

Total nonperforming assets were $18.7 million at March 31, 2023, compared to $21.2 million at December 31, 2022 and $27.8 million at March 31, 2022. Nonperforming loans at March 31, 2023 were $18.6 million, or 0.23% of total loans, compared with $21.1 million, or 0.26% of total loans at December 31, 2022 and $27.8 million, or 0.36% of total loans at March 31, 2022. The decrease in nonperforming loans primarily resulted from a reduction in consumer past due loans 90 days past due and still accruing and a reduction in commercial loans in nonaccrual. Total nonaccrual loans were $16.3 million or 0.20% of total loans at March 31, 2023, compared to $17.2 million or 0.21% of total loans at December 31, 2022 and $25.8 million or 0.34% of total loans at March 31, 2022. Past due loans as a percentage of total loans was 0.30% at March 31, 2023, down from 0.33% at December 31, 2022 and up from 0.24% at March 31, 2022.

In addition to nonperforming loans discussed above, the Company has also identified approximately $55.9 million in potential problem loans at March 31, 2023 as compared to $52.0 million at December 31, 2022 and $66.7 million at March 31, 2022. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” The decrease in potential problem loans from March 31, 2022 is primarily due to the improved economic conditions. Higher risk industries include entertainment, restaurants, retail, healthcare and accommodations. As of March 31, 2023, 8.4% of the Company’s outstanding loans were in higher risk industries due to the COVID-19 pandemic. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loans modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $9.68 billion at March 31, 2023, up $185.3 million, or 2.0%, from December 31, 2022. The increase in deposits was concentrated in time and money market accounts with seasonal municipal deposit inflows during the first quarter of 2023. Total average deposits decreased $0.70 billion, or 6.8%, from the same period last year. The decrease was driven primarily by a decrease of $207.6 million, or 5.6%, in demand deposits, combined with a decrease in interest-bearing deposits of $491.5 million, or 7.5%, due to decreases in money market accounts, partially offset by an increase in time accounts. The decrease in average balances was due primarily to larger commercial customers taking advantage of higher yielding investment opportunities in both the Company’s wealth management solutions as well as other attractive offerings in the market. As of March 31, 2023 and December 31, 2022 the estimated amounts of uninsured deposits based on the same methodologies and assumptions used for the bank regulatory reporting was $3.7 billion and $3.6 billion, respectively.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $475.2 million at March 31, 2023 compared to $585.0 million at December 31, 2022. Long-term debt was $29.8 million at March 31, 2023 compared to $4.8 million at December 31, 2022.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost of $2.2 million are being amortized on a straight-line basis into interest expense over five years. As of March 31, 2023 and December 31, 2022 the subordinated debt net of unamortized issuance costs was $97.0 million and $96.9 million, respectively. The Company repurchased $2.0 million of the subordinated notes during the year ended December 31, 2022 at a discount of $0.1 million.

Capital Resources

Stockholders’ equity of $1.21 billion represented 10.23% of total assets at March 31, 2023 compared with $1.17 billion, or 10.00% of total assets, as of December 31, 2022. Stockholders’ equity increased $38.1 million from December 31, 2022 driven by net income of $33.7 million for the three months ending March 31, 2023 and a $16.1 million increase in accumulated other comprehensive income due primarily to the change in market value of securities available for sale, partially offset by dividends declared of $12.9 million. The deferred tax asset related to the unrealized losses in investment securities decreased $5.1 million from December 31, 2022.

The Company did not purchase shares of its common stock during the three months ended March 31, 2023. As of March 31, 2023, there were 1,600,000 shares available for repurchase under the Company's share repurchase plan, which was authorized on December 20, 2021 and is set to expire on December 31, 2023.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2023 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	March 31, 2023	December 31, 2022
Tier 1 leverage ratio	10.43%	10.32%
Common equity tier 1 capital ratio	12.28%	12.12%
Tier 1 capital ratio	13.34%	13.19%
Total risk-based capital ratio	15.53%	15.38%
Cash dividends as a percentage of net income	38.24%	32.74%
Per common share:
Book value	$28.24	$27.38
Tangible book value(1)	$21.52	$20.65
Tangible equity ratio(2)	7.99%	7.73%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

In March 2020, the Office of Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. Under the modified CECL transition provision, the regulatory capital impact of the January 1, 2020 CECL adoption date adjustment to the allowance for credit losses (after-tax) was deferred and was phased into regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, the Company was allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020 and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020 and December 31, 2021, was also phased into regulatory capital at 25% per year commencing January 1, 2022. The Company adopted the capital transition relief over the permissible five-year period.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. In the rising rate scenarios, net interest income is projected to experience an increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, money market deposit accounts and time accounts. Net interest income for the next twelve months in the +200/+100/-200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% reduction in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2023 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates (in bps)	Percent change in net interest income
+200	2.08%
+100	1.31%
-200	(2.86%)

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures and FOMC monetary policy. In response to the economic impact of the pandemic, the federal funds rate was reduced to near zero in March 2020, term interest rates fell sharply across the yield curve and the Company reduced deposit rates. Post-pandemic, inflationary pressures have resulted in a higher overall yield curve with Fed Funds increases of 425 bps in 2022. Expectations for continued increases to short-term interest rates in 2023 have been tempered by weakness in the financial sector of the economy. With deposit rates coming off their historic lows, the Company continues to focus on managing deposit expense in an environment with elevated interest rates and heightened demand for deposits.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At March 31, 2023, the Company’s Basic Surplus measurement was 14.6% of total assets, or $1.73 billion, as compared to the December 31, 2022 Basic Surplus of 13.2%, or $1.55 billion, and was above the Company’s minimum of 5% (calculated at $592.0 million and $587.0 million of period end total assets at March 31, 2023 and December 31, 2022, respectively) set forth in its liquidity policies.

At March 31, 2023 and December 31, 2022, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $457.8 million and $443.8 million, respectively. At March 31, 2023 and December 31, 2022, the Bank had $8.0 million of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.16 billion at March 31, 2023 and $1.17 billion at December 31, 2022. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $835.7 million and $898.1 million at March 31, 2023 and December 31, 2022, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.87 billion at March 31, 2023 and $1.92 billion at December 31, 2022. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans as collateral. At March 31, 2023 and December 31, 2022, the Bank had the capacity to borrow $654.2 million and $622.7 million, respectively, from this program. The Company’s internal policies authorize borrowings up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $2.48 billion at March 31, 2023 and $2.41 billion at December 31, 2022.

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

At March 31, 2023, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is depleted, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At March 31, 2023, approximately $91.4 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A. of our 2022 Annual Report on Form 10-K, except as described below.

Risks Related to Our Business and Industry

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The recent high-profile bank failures have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company's liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve and the FDIC have made statements ensuring that depositors of the recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Rising interest rates have decreased the value of the Company's held-to-maturity securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company's, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks' securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company's capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Risks Related to Legal, Governmental and Regulatory Changes

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company's expenses and affect the Company's operations.

The Company also anticipates increased regulatory scrutiny - in the course of routine examinations and otherwise - and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company's costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of May 2023.

NBT BANCORP INC.

By:	/s/ Scott A. Kingsley
Scott A. Kingsley
Chief Financial Officer