Form 10-Q
period 2023-06-30
NBT BANCORP INC
filed 2023-08-07
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023.

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

As of July 31, 2023, there were 42,761,714 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended June 30, 2023

ITEM 1. FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2023	2022
Assets
Cash and due from banks	$170,010	$166,488
Short-term interest-bearing accounts	31,878	30,862
Equity securities, at fair value	33,893	30,784
Securities available for sale, at fair value	1,453,926	1,527,225
Securities held to maturity (fair value $808,641 and $812,647, respectively)	912,876	919,517
Federal Reserve and Federal Home Loan Bank stock	53,076	44,713
Loans held for sale	1,866	562
Loans	8,358,124	8,150,147
Less allowance for loan losses	100,400	100,800
Net loans	$8,257,724	$8,049,347
Premises and equipment, net	66,799	69,047
Goodwill	281,204	281,204
Intangible assets, net	6,497	7,341
Bank owned life insurance	233,400	232,409
Other assets	387,348	379,797
Total assets	$11,890,497	$11,739,296
Liabilities
Demand (noninterest bearing)	$3,326,685	$3,617,324
Savings, NOW and money market	5,224,560	5,444,837
Time	978,674	433,772
Total deposits	$9,529,919	$9,495,933
Short-term borrowings	652,413	585,012
Long-term debt	29,764	4,815
Subordinated debt, net	97,145	96,927
Junior subordinated debt	101,196	101,196
Other liabilities	269,567	281,859
Total liabilities	$10,680,004	$10,565,742
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2023 and December 31, 2022	$-	$-
Common stock, $0.01 par value. Authorized 100,000,000 shares at June 30, 2023 and December 31, 2022; issued 49,651,493 at June 30, 2023 and December 31, 2022	497	497
Additional paid-in-capital	578,322	577,853
Retained earnings	996,920	958,433
Accumulated other comprehensive loss	(190,100)	(190,034)
Common stock in treasury, at cost, 6,824,729 and 6,793,670 shares at June 30, 2023 and December 31, 2022, respectively	(175,146)	(173,195)
Total stockholders’ equity	$1,210,493	$1,173,554
Total liabilities and stockholders’ equity	$11,890,497	$11,739,296

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Interest, fee and dividend income
Interest and fees on loans	$106,935	$78,539	$207,834	$151,882
Securities available for sale	7,493	7,317	15,109	14,157
Securities held to maturity	4,991	4,185	10,026	7,678
Other	1,170	1,442	1,812	1,967
Total interest, fee and dividend income	$120,589	$91,483	$234,781	$175,684
Interest expense
Deposits	$19,986	$1,756	$31,130	$3,598
Short-term borrowings	8,126	13	13,045	29
Long-term debt	290	33	337	120
Subordinated debt	1,335	1,359	2,669	2,718
Junior subordinated debt	1,767	737	3,449	1,286
Total interest expense	$31,504	$3,898	$50,630	$7,751
Net interest income	$89,085	$87,585	$184,151	$167,933
Provision for loan losses	3,606	4,390	7,515	4,986
Net interest income after provision for loan losses	$85,479	$83,195	$176,636	$162,947
Noninterest income
Service charges on deposit accounts	$3,733	$3,763	$7,281	$7,451
Card services income	5,121	9,751	9,966	18,446
Retirement plan administration fees	11,735	12,676	23,197	25,955
Wealth management	8,227	8,252	16,314	16,892
Insurance services	3,716	3,578	7,647	7,366
Bank owned life insurance income	1,528	1,411	3,406	3,065
Net securities (losses)	(4,641)	(587)	(9,639)	(766)
Other	2,626	2,812	5,282	5,906
Total noninterest income	$32,045	$41,656	$63,454	$84,315
Noninterest expense
Salaries and employee benefits	$46,834	$46,716	$94,989	$92,224
Technology and data services	9,305	8,945	18,312	17,492
Occupancy	6,923	6,487	14,143	13,280
Professional fees and outside services	4,159	3,906	8,337	8,182
Office supplies and postage	1,676	1,548	3,304	2,972
FDIC assessment	1,344	810	2,740	1,612
Advertising	525	730	1,174	1,384
Amortization of intangible assets	458	545	994	1,181
Loan collection and other real estate owned, net	691	757	1,546	1,141
Acquisition expenses	1,189	-	1,807	-
Other	5,690	5,675	10,770	8,794
Total noninterest expense	$78,794	$76,119	$158,116	$148,262
Income before income tax expense	$38,730	$48,732	$81,974	$99,000
Income tax expense	8,658	10,957	18,244	22,099
Net income	$30,072	$37,775	$63,730	$76,901
Earnings per share
Basic	$0.70	$0.88	$1.49	$1.79
Diluted	$0.70	$0.88	$1.48	$1.78

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income	$30,072	$37,775	$63,730	$76,901
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding (losses) arising during the period, gross	$(26,783)	$(44,860)	$(11,058)	$(135,890)
Tax effect	6,696	11,215	2,765	33,973
Unrealized net holding (losses) arising during the period, net	$(20,087)	$(33,645)	$(8,293)	$(101,917)

Reclassification adjustment for net losses in net income, gross	$4,450	$-	$9,450	$-
Tax effect	(1,113)	-	(2,363)	-
Reclassification adjustment for net losses in net income, net	$3,337	$-	$7,087	$-

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$109	$131	$223	$268
Tax effect	(28)	(32)	(56)	(67)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$81	$99	$167	$201

Total securities available for sale, net	$(16,669)	$(33,546)	$(1,039)	$(101,716)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$649	$186	$1,298	$372
Tax effect	(162)	(46)	(325)	(93)
Amortization of prior service cost and actuarial losses, net	$487	$140	$973	$279

Total pension and other benefits, net	$487	$140	$973	$279

Total other comprehensive (loss)	$(16,182)	$(33,406)	$(66)	$(101,437)
Comprehensive income (loss)	$13,890	$4,369	$63,664	$(24,536)

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at March 31, 2023	$497	$577,952	$979,722	$(173,918)	$(172,594)	$1,211,659
Net income	-	-	30,072	-	-	30,072
Cash dividends - $0.30 per share	-	-	(12,874)	-	-	(12,874)
Purchase of 87,000 treasury shares	-	-	-	-	(2,778)	(2,778)
Net issuance of 9,432 shares to employee and other stock plans	-	(477)	-	-	226	(251)
Stock-based compensation	-	847	-	-	-	847
Other comprehensive (loss)	-	-	-	(16,182)	-	(16,182)
Balance at June 30, 2023	$497	$578,322	$996,920	$(190,100)	$(175,146)	$1,210,493

Balance at March 31, 2022	$497	$577,374	$883,246	$(91,375)	$(167,492)	$1,202,250
Net income	-	-	37,775	-	-	37,775
Cash dividends - $0.28 per share	-	-	(11,992)	-	-	(11,992)
Purchase of 182,900 treasury shares	-	-	-	-	(6,561)	(6,561)
Net issuance of 26,983 shares to employee and other stock plans	-	(836)	-	-	519	(317)
Stock-based compensation	-	807	-	-	-	807
Other comprehensive (loss)	-	-	-	(33,406)	-	(33,406)
Balance at June 30, 2022	$497	$577,345	$909,029	$(124,781)	$(173,534)	$1,188,556

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2022	$497	$577,853	$958,433	$(190,034)	$(173,195)	$1,173,554
Cumulative effect adjustment for ASU 2022-02 implementation as of January 1, 2023	-	-	502	-	-	502
Net income	-	-	63,730	-	-	63,730
Cash dividends - $0.60 per share	-	-	(25,745)	-	-	(25,745)
Purchase of 87,000 treasury shares	-	-	-	-	(2,778)	(2,778)
Net issuance of 55,941 shares to employee and other stock plans	-	(2,843)	-	-	827	(2,016)
Stock-based compensation	-	3,312	-	-	-	3,312
Other comprehensive (loss)	-	-	-	(66)	-	(66)
Balance at June 30, 2023	$497	$578,322	$996,920	$(190,100)	$(175,146)	$1,210,493

Balance at December 31, 2021	$497	$576,976	$856,203	$(23,344)	$(159,879)	$1,250,453
Net income	-	-	76,901	-	-	76,901
Cash dividends - $0.56 per share	-	-	(24,075)	-	-	(24,075)
Purchase of 400,000 treasury shares	-	-	-	-	(14,713)	(14,713)
Net issuance of 68,394 shares to employee and other stock plans	-	(2,910)	-	-	1,058	(1,852)
Stock-based compensation	-	3,279	-	-	-	3,279
Other comprehensive (loss)	-	-	-	(101,437)	-	(101,437)
Balance at June 30, 2022	$497	$577,345	$909,029	$(124,781)	$(173,534)	$1,188,556

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Operating activities
Net income	$63,730	$76,901
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,515	4,986
Depreciation and amortization of premises and equipment	5,145	5,003
Net amortization on securities	1,392	1,927
Amortization of intangible assets	994	1,181
Amortization of operating lease right-of-use assets	3,278	3,341
Excess tax benefit on stock-based compensation	(241)	(176)
Stock-based compensation expense	3,312	3,279
Bank owned life insurance income	(3,406)	(3,065)
Amortization of subordinated debt issuance costs	218	218
Proceeds from sale of loans held for sale	12,550	2,728
Originations of loans held for sale	(13,476)	(2,139)
Net gain on sale of loans held for sale	(62)	(78)
Net securities losses	9,639	766
Net gains on sale of other real estate owned	-	(259)
Net change in other assets and other liabilities	(23,417)	9,483
Net cash provided by operating activities	$67,171	$104,096
Investing activities
Net cash used in acquisitions	$(2,213)	$(1,833)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	59,168	133,012
Proceeds from sales	2,550	-
Purchases	-	(201,985)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	52,554	109,956
Purchases	(46,559)	(313,825)
Other:
Net increase in loans	(215,634)	(282,417)
Proceeds from Federal Home Loan Bank stock redemption	65,923	572
Purchases of Federal Home Loan Bank stock	(74,286)	(367)
Proceeds from settlement of bank owned life insurance	2,415	913
Purchases of premises and equipment, net	(2,876)	(2,267)
Proceeds from sales of other real estate owned	-	426
Net cash used in investing activities	$(158,958)	$(557,815)
Financing activities
Net increase (decrease) in deposits	$33,986	$(205,761)
Net increase (decrease) in short-term borrowings	67,401	(35,250)
Proceeds from long-term debt	25,000	-
Repayments of long-term debt	(51)	(10,648)
Cash paid by employer for tax-withholding on stock issuance	(1,488)	(1,289)
Purchase of treasury stock	(2,778)	(14,713)
Cash dividends	(25,745)	(24,075)
Net cash provided by (used in) financing activities	$96,325	$(291,736)
Net increase (decrease) in cash and cash equivalents	$4,538	$(745,455)
Cash and cash equivalents at beginning of period	197,350	1,269,071
Cash and cash equivalents at end of period	$201,888	$523,616

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)
	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$40,751	$8,452
Income taxes paid, net of refund	21,318	24,203
Noncash investing activities:
Loans transferred to other real estate owned	$74	$-
Acquisitions:
Fair value of assets acquired	$150	$429

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2023

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

Recently Adopted Accounting Standards

In March 2022, the Financial Accounting Standards Board issued Accounting Standards Updates (“ASU”) 2022-02, Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The ASU eliminates the guidance on Troubled Debt Restructurings (“TDRs”) and requires an evaluation on all loan modifications to determine if they result in a new loan or a continuation of the existing loan. The ASU also requires that entities disclose current-period gross charge-offs by year of origination. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. The amendments in this ASU were effective for the Company on January 1, 2023, with early adoption permitted. The Company adopted the ASU on January 1, 2023 (“Day 1”) using the modified retrospective method and recorded a net increase to retained earnings of $0.5 million. The transition adjustment includes a $0.6 million impact to the allowance for credit losses on loans and a $0.1 million impact to the deferred tax asset.

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of available for sale (“AFS”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2023
U.S. treasury	$133,019	$-	$(11,022)	$121,997
Federal agency	248,401	-	(39,748)	208,653
State & municipal	96,645	2	(12,472)	84,175
Mortgage-backed:
Government-sponsored enterprises	426,190	4	(53,872)	372,322
U.S. government agency securities	77,869	11	(8,813)	69,067
Collateralized mortgage obligations:
Government-sponsored enterprises	474,708	8	(58,849)	415,867
U.S. government agency securities	166,936	-	(25,434)	141,502
Corporate	48,423	-	(8,080)	40,343
Total AFS securities	$1,672,191	$25	$(218,290)	$1,453,926
As of December 31, 2022
U.S. treasury	$132,891	$-	$(11,233)	$121,658
Federal agency	248,419	-	(42,000)	206,419
State & municipal	97,036	5	(14,190)	82,851
Mortgage-backed:
Government-sponsored enterprises	454,177	9	(54,675)	399,511
U.S. government agency securities	81,844	15	(7,676)	74,183
Collateralized mortgage obligations:
Government-sponsored enterprises	498,021	9	(59,473)	438,557
U.S. government agency securities	171,090	-	(21,284)	149,806
Corporate	60,404	-	(6,164)	54,240
Total AFS securities	$1,743,882	$38	$(216,695)	$1,527,225

There was no allowance for credit losses on AFS securities as of June 30, 2023 and December 31, 2022.

During the three months ended June 30, 2023, there were $4.5 million of gross realized losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings. During the six months ended June 30, 2023, there were $4.5 million of gross realized losses reclassified out of AOCI and into earnings and the Company incurred a $5.0 million loss on the write-off of an AFS corporate debt security from a subordinated debt investment of a bank that failed. These losses were reclassified out of AOCI and into earnings in net securities losses in the consolidated statement of income. During the three and six months ended June 30, 2022 there were no gains or losses reclassified out of AOCI and into earnings.

The amortized cost, estimated fair value and unrealized gains (losses) of held to maturity (“HTM”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2023
Federal agency	$100,000	$-	$(19,620)	$80,380
Mortgage-backed:
Government-sponsored enterprises	239,102	-	(35,641)	203,461
U.S. government agency securities	17,391	1	(827)	16,565
Collateralized mortgage obligations:
Government-sponsored enterprises	197,597	84	(15,575)	182,106
U.S. government agency securities	65,298	-	(11,007)	54,291
State & municipal	293,488	50	(21,700)	271,838
Total HTM securities	$912,876	$135	$(104,370)	$808,641
As of December 31, 2022
Federal agency	$100,000	$-	$(20,678)	$79,322
Mortgage-backed:
Government-sponsored enterprises	249,511	-	(36,819)	212,692
U.S. government agency securities	18,396	4	(619)	17,781
Collateralized mortgage obligations:
Government-sponsored enterprises	207,738	200	(14,876)	193,062
U.S. government agency securities	66,628	-	(9,842)	56,786
State & municipal	277,244	5	(24,245)	253,004
Total HTM securities	$919,517	$209	$(107,079)	$812,647

At June 30, 2023 and December 31, 2022, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of June 30, 2023 and December 31, 2022 because the expectation of nonrepayment of the amortized cost was zero, except for state & municipal securities, which such expected losses from nonrepayment were immaterial.

The Company recorded no gains from calls on HTM securities for the three months ended June 30, 2023 and 2022. The Company recorded no gains from calls on HTM securities for the six months ended June 30, 2023. Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $4 thousand for the six months ended June 30, 2022.

AFS and HTM securities with amortized costs totaling $1.68 billion at June 30, 2023 and $1.73 billion at December 31, 2022 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at June 30, 2023 and December 31, 2022, AFS and HTM securities with an amortized cost of $142.7 million and $149.5 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Three Months Ended June 30,
(In thousands)	2023	2022
Net (losses) recognized on equity securities	$(191)	$(587)
Less: Net (losses) recognized on equity securities sold during the period	-	-
Unrealized (losses) recognized on equity securities still held	$(191)	$(587)

	Six Months Ended June 30,
(In thousands)	2023	2022
Net (losses) recognized on equity securities	$(189)	$(770)
Less: Net (losses) recognized on equity securities sold during the period	-	-
Unrealized (losses) recognized on equity securities still held	$(189)	$(770)

As of June 30, 2023 and December 31, 2022, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of June 30, 2023 and 2022. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and six months ended June 30, 2023 and 2022.

The following table sets forth information with regard to contractual maturities of debt securities at June 30, 2023:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$10,194	$10,009
From one to five years	440,801	393,528
From five to ten years	508,775	438,195
After ten years	712,421	612,194
Total AFS debt securities	$1,672,191	$1,453,926
HTM debt securities:
Within one year	$72,506	$72,463
From one to five years	100,046	96,551
From five to ten years	282,757	245,029
After ten years	457,567	394,598
Total HTM debt securities	$912,876	$808,641

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2023 and December 31, 2022.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of June 30, 2023
AFS securities:
U.S. treasury	$9,763	$(182)	1	$112,234	$(10,840)	7	$121,997	$(11,022)	8
Federal agency	-	-	-	208,653	(39,748)	16	208,653	(39,748)	16
State & municipal	-	-	-	83,404	(12,472)	66	83,404	(12,472)	66
Mortgage-backed	20,856	(1,033)	48	419,602	(61,652)	136	440,458	(62,685)	184
Collateralized mortgage obligations	46,530	(1,999)	15	508,725	(82,284)	107	555,255	(84,283)	122
Corporate	12,844	(1,579)	4	27,499	(6,501)	11	40,343	(8,080)	15
Total securities with unrealized losses	$89,993	$(4,793)	68	$1,360,117	$(213,497)	343	$1,450,110	$(218,290)	411

HTM securities:
Federal agency	$-	$-	-	$80,380	$(19,620)	4	$80,380	$(19,620)	4
Mortgage-backed	27,586	(1,519)	7	192,339	(34,949)	27	219,925	(36,468)	34
Collateralized mortgage obligation	70,172	(3,894)	13	156,957	(22,688)	41	227,129	(26,582)	54
State & municipal	61,670	(1,285)	86	129,553	(20,415)	134	191,223	(21,700)	220
Total securities with unrealized losses	$159,428	$(6,698)	106	$559,229	$(97,672)	206	$718,657	$(104,370)	312

As of December 31, 2022
AFS securities:
U.S. treasury	$55,616	$(3,864)	5	$66,042	$(7,369)	3	$121,658	$(11,233)	8
Federal agency	-	-	-	206,419	(42,000)	16	206,419	(42,000)	16
State & municipal	3,679	(341)	2	78,395	(13,849)	64	82,074	(14,190)	66
Mortgage-backed	204,447	(15,048)	149	267,926	(47,303)	32	472,373	(62,351)	181
Collateralized mortgage obligations	211,612	(14,458)	77	374,376	(66,299)	49	585,988	(80,757)	126
Corporate	34,434	(2,970)	12	19,806	(3,194)	6	54,240	(6,164)	18
Total securities with unrealized losses	$509,788	$(36,681)	245	$1,012,964	$(180,014)	170	$1,522,752	$(216,695)	415

HTM securities:
Federal agency	$-	$-	-	$79,322	$(20,678)	4	$79,322	$(20,678)	4
Mortgage-backed	91,417	(9,096)	21	138,936	(28,342)	13	230,353	(37,438)	34
Collateralized mortgage obligations	191,644	(13,863)	47	48,289	(10,855)	8	239,933	(24,718)	55
State & municipal	110,727	(4,930)	149	82,949	(19,315)	76	193,676	(24,245)	225
Total securities with unrealized losses	$393,788	$(27,889)	217	$349,496	$(79,190)	101	$743,284	$(107,079)	318

The Company does not believe the AFS securities that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, which consisted of 411 and 415 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of June 30, 2023 and December 31, 2022, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk- free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $4.0 million at June 30, 2023 and $4.2 million at December 31, 2022 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of June 30, 2023 and December 31, 2022. There was no accrued interest reversed against interest income for the three and six months ended June 30, 2023 or the year ended December 31, 2022 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, 68% and 70%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free,” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2023 and December 31, 2022. The remaining HTM debt securities at June 30, 2023 and December 31, 2022 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the Current Expected Credit Losses (“CECL”) approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2023 and December 31, 2022. AIR on HTM debt securities totaled $3.8 million at June 30, 2023 and December 31, 2022 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

5.	Allowance for Credit Losses and Credit Quality of Loans

As described in Note 3 Recent Accounting Pronouncements, the Company’s adoption of ASU 2022-02 resulted in an insignificant change to our methodology for estimating the allowance for credit losses on TDRs. The Day 1 decrease in allowance for credit loss on TDR loans relating to adoption of ASU 2022-02 was $0.6 million.

The allowance for credit losses totaled $100.4 million at June 30, 2023, compared to $100.8 million at December 31, 2022. The allowance for credit losses as a percentage of loans was 1.20% at June 30, 2023, compared to 1.24% at December 31, 2022.

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

The quantitative model as of June 30, 2023 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model, particularly significant unknowns relating to downside risks as of the measurement date. The baseline outlook reflected an unemployment rate environment at pre-coronavirus (“COVID-19”) pandemic levels of 3.8% and increasing gradually to 4.2% by the end of the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the third quarter of 2023 at about 3.6% and reach 4.1% by the end of the forecast period. Other utilized economic variables worsened overall, with outlooks for annualized growth in retail sales and business output declining from the prior quarter and housing starts staying relatively unchanged. Key assumptions in the baseline economic outlook include the economy being at full employment in the coming quarters, recent bank failures not being symptomatic of broader issues in the financial system, and the reduction in the Federal Reserve’s balance sheet remaining on autopilot. The alternative downside scenario assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment jumps to 5.2% in the third quarter of 2023 and rises to a peak of 7.0% in the third quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2023. At June 30, 2023, the weightings were 60%, 40% and 0% for the baseline, upside and downside economic forecasts, respectively. Qualitative adjustments were made for isolated model limitations related to modeled inputs given abnormally high retail sales and business output growth rates in prior quarters along with low unemployment. Additionally, a qualitative adjustment for inflation is applied to adjust for potential model limitations arising from the use of a macroeconomic variable denominated in nominal dollar terms as well as a qualitative adjustment for potential weakness in auto collateral values. These factors were considered through separate quantitative processes and incorporated into the estimate of current expected credit losses at June 30, 2023.

The quantitative model as of March 31, 2023 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At March 31, 2023, the weightings were 50%, 0% and 50% for the baseline, upside and downside economic forecasts, respectively. The baseline outlook reflected an unemployment rate environment below pre-COVID-19 levels throughout much of the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the second quarter of 2023 at approximately 3.9% and rise to 4.4% before falling slightly to 4.1% by the end of the forecast period. Other utilized economic variables have generally remained stable in their respective forecasts, with the exception of northeast housing starts which deteriorated since December 31, 2022 and served as a counter-balance to the improved unemployment outlook. Key assumptions in the baseline economic outlook included the Federal Reserve raising rates with two more 25 basis point hikes at the May and June meetings bringing the terminal range to 5%-5.25%, recent bank failures not being symptomatic of a serious broader problem in the financial system, the economy remaining at full employment, continued tapering of the Federal Reserve balance sheet, a slowly increasing yield on ten-year treasury securities, and a continued decline in oil prices. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 3.7% in the first quarter of 2023 to a peak of 7.1% in the second quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2023. Additional adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation, and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth, and policy exceptions was also conducted. All these factors were considered through separate quantitative processes and incorporated when applicable into the estimate of current expected credit losses at March 31, 2023.

The quantitative model as of December 31, 2022 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2022, the weightings were 50%, 0% and 50% for the baseline, upside and downside economic forecasts, respectively. The baseline outlook reflected an unemployment rate environment initially around pre-COVID-19 levels at 3.9% that increases slightly during the forecast period to 4.0%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the first quarter of 2023 at approximately 3.9% and hovering around 4.6% by the end of the forecast period. Other utilized economic variables have generally deteriorated in their respective forecasts, with retail sales and housing starts forecasts declining from the prior year. Key assumptions in the baseline economic outlook included a full employment economy being realized in the near future, continued tapering of the Federal Reserve balance sheet, an increasing yield on ten-year treasury securities, and a gradual decline in global oil prices. The alternative downside scenario assumed deteriorated economic and pandemic related conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 3.9% in the fourth quarter of 2022 to a peak of 6.9% in the first quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2022. Additional adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation, and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth, and policy exceptions was also conducted. All these factors were considered through separate quantitative processes and incorporated when applicable into the estimate of current expected credit losses at December 31, 2022.

There were no loans purchased with credit deterioration during the six months ended June 30, 2023 or the year ended December 31, 2022. During 2023, the Company purchased $2.4 million of residential loans at a 7.01% premium with a $17 thousand allowance for credit losses recorded for these loans. During 2022, the Company purchased $11.5 million of residential loans at a 1.53% premium and $50.1 million in consumer loans at par with an allowance for credit losses recorded on the purchase date of $3.2 million. The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $28.0 million at June 30, 2023 and $25.0 million at December 31, 2022 and there was no estimated allowance for credit losses related to AIR as of June 30, 2023 and December 31, 2022.

The following tables present the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of March 31, 2023	$36,040	$48,820	$15,390	$100,250
Charge-offs	(207)	(4,837)	(105)	(5,149)
Recoveries	97	1,441	155	1,693
Provision	1,033	2,459	114	3,606
Ending balance as of June 30, 2023	$36,963	$47,883	$15,554	$100,400

Balance as of March 31, 2022	$28,557	$43,591	$17,852	$90,000
Charge-offs	(447)	(3,509)	(90)	(4,046)
Recoveries	837	2,117	302	3,256
Provision	3,411	2,741	(1,762)	4,390
Ending balance as of June 30, 2022	$32,358	$44,940	$16,302	$93,600

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of January 1, 2023 (after adoption of ASU 2022-02)	$34,662	$50,951	$14,539	$100,152
Charge-offs	(376)	(10,179)	(444)	(10,999)
Recoveries	638	2,818	276	3,732
Provision	2,039	4,293	1,183	7,515
Ending balance as of June 30, 2023	$36,963	$47,883	$15,554	$100,400

Balance as of December 31, 2021	$28,941	$44,253	$18,806	$92,000
Charge-offs	(1,035)	(7,100)	(402)	(8,537)
Recoveries	930	3,769	452	5,151
Provision	3,522	4,018	(2,554)	4,986
Ending balance as of June 30, 2022	$32,358	$44,940	$16,302	$93,600

The allowance for credit losses as of June 30, 2023 was fairly consistent with the allowance estimates as of December 31, 2022 and March 31, 2023. The increase in the allowance for credit losses from December 31, 2021 and March 31, 2022 to June 30, 2022 was due to an increase in loan balances, an additional specific reserve established during the second quarter of 2022 and a modest deterioration in the economic forecast.

Individually Evaluated Loans

As of June 30, 2023, there was one relationship identified to be evaluated for loss on an individual basis which had an amortized cost basis of $2.0 million, with no allowance for credit loss. As of December 31, 2022, two different relationships were identified to be evaluated for loss on an individual basis, which in aggregate, had an amortized cost basis of $2.4 million, with no allowance for credit loss.
The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of June 30, 2023
Commercial loans:
C&I	$377	$132	$44	$553	$3,228	$1,307,131	$1,310,912
CRE	2,123	14,012	-	16,135	4,917	2,737,038	2,758,090
Total commercial loans	$2,500	$14,144	$44	$16,688	$8,145	$4,044,169	$4,069,002
Consumer loans:
Auto	$6,683	$1,430	$653	$8,766	$986	$1,009,364	$1,019,116
Residential solar	2,384	778	306	3,468	194	922,703	926,365
Other consumer	2,966	1,703	1,486	6,155	252	207,476	213,883
Total consumer loans	$12,033	$3,911	$2,445	$18,389	$1,432	$2,139,543	$2,159,364
Residential	$1,449	$498	$266	$2,213	$7,354	$2,120,191	$2,129,758
Total loans	$15,982	$18,553	$2,755	$37,290	$16,931	$8,303,903	$8,358,124

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2022
Commercial loans:
C&I	$342	$99	$4	$445	$2,244	$1,238,468	$1,241,157
CRE	336	96	-	432	5,780	2,689,196	2,695,408
Total commercial loans	$678	$195	$4	$877	$8,024	$3,927,664	$3,936,565
Consumer loans:
Auto	$8,640	$1,393	$785	$10,818	$1,494	$950,389	$962,701
Residential solar	2,858	731	474	4,063	79	852,656	856,798
Other consumer	3,483	1,838	1,789	7,110	94	272,384	279,588
Total consumer loans	$14,981	$3,962	$3,048	$21,991	$1,667	$2,075,429	$2,099,087
Residential	$2,496	$555	$771	$3,822	$7,542	$2,103,131	$2,114,495
Total loans	$18,155	$4,712	$3,823	$26,690	$17,233	$8,106,224	$8,150,147

As of June 30, 2023 and December 31, 2022, there were $2.0 million and $1.1 million, respectively, of loans in nonaccrual that were specifically evaluated for individual expected credit loss without an allowance for credit losses.

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

The following tables illustrate the Company’s credit quality by loan class by vintage and, beginning in 2023 with the Company’s January 1, 2023 adoption of ASU 2022-02, also includes gross charge-offs by loan class by vintage for the six months ended June 30, 2023. Included in other consumer gross charge-offs, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2022 originations and $0.2 million in overdrawn deposit accounts reported as 2023 originations, for the six months ended June 30, 2023.

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2023
C&I
By internally assigned grade:
Pass	$129,726	$284,195	$226,716	$143,819	$77,298	$56,009	$338,877	$9,668	$1,266,308
Special mention	-	2,440	421	3,610	40	380	4,654	-	11,545
Substandard	869	1,772	733	587	2,452	1,819	22,502	2,188	32,922
Doubtful	-	1	67	50	4	15	-	-	137
Total C&I	$130,595	$288,408	$227,937	$148,066	$79,794	$58,223	$366,033	$11,856	$1,310,912
Current-period gross charge-offs	$-	$(1)	$(5)	$(63)	$-	$(193)	$-	$-	$(262)
CRE
By internally assigned grade:
Pass	$144,348	$382,793	$449,149	$412,649	$313,179	$698,047	$229,150	$15,550	$2,644,865
Special mention	-	2,251	6,722	3,354	10,119	14,216	13,768	-	50,430
Substandard	309	193	6,896	5,623	3,170	45,057	1,547	-	62,795
Total CRE	$144,657	$385,237	$462,767	$421,626	$326,468	$757,320	$244,465	$15,550	$2,758,090
Current-period gross charge-offs	$-	$-	$-	$-	$(114)	-	$-	$-	$(114)
Auto
By payment activity:
Performing	$249,677	$418,275	$193,855	$56,852	$69,477	$29,327	$14	$-	$1,017,477
Nonperforming	-	367	765	196	150	161	-	-	1,639
Total auto	$249,677	$418,642	$194,620	$57,048	$69,627	$29,488	$14	$-	$1,019,116
Current-period gross charge-offs	$(30)	$(525)	$(516)	$(204)	$(165)	$(130)	$-	$-	$(1,570)
Residential solar
By Internally Assigned Grade:
Performing	$129,390	$447,725	$185,410	$69,994	$50,419	$42,927	$-	$-	$925,865
Nonperforming	-	299	81	-	71	49	-	-	500
Total residential solar	$129,390	$448,024	$185,491	$69,994	$50,490	$42,976	$-	$-	$926,365
Current-period gross charge-offs	$-	$(578)	$(428)	$(45)	$(164)	$(139)	$-	$-	$(1,354)
Other consumer
By payment activity:
Performing	$7,876	$36,057	$81,241	$27,518	$20,021	$21,995	$17,423	$14	$212,145
Nonperforming	-	414	909	93	84	204	5	29	1,738
Total other consumer	$7,876	$36,471	$82,150	$27,611	$20,105	$22,199	$17,428	$43	$213,883
Current-period gross charge-offs	$(223)	$(1,818)	$(3,700)	$(834)	$(487)	$(193)	$-	$-	$(7,255)
Residential
By payment activity:
Performing	$87,959	$264,222	$344,895	$205,768	$151,242	$822,754	$226,997	$18,301	$2,122,138
Nonperforming	29	432	237	329	466	6,127	-	-	7,620
Total residential	$87,988	$264,654	$345,132	$206,097	$151,708	$828,881	$226,997	$18,301	$2,129,758
Current-period gross charge-offs	$-	$-	$(82)	$-	$-	$(362)	$-	$-	$(444)
Total loans	$750,183	$1,841,436	$1,498,097	$930,442	$698,192	$1,739,087	$854,937	$45,750	$8,358,124
Current-period gross charge-offs	$(253)	$(2,922)	$(4,731)	$(1,146)	$(930)	$(1,017)	$-	$-	$(10,999)

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
C&I
By internally assigned grade:
Pass	$296,562	$252,480	$164,976	$91,497	$39,394	$32,413	$327,166	$3,133	$1,207,621
Special mention	1,044	524	4,531	194	1,108	417	5,234	-	13,052
Substandard	76	459	231	3,098	91	3,969	12,348	163	20,435
Doubtful	-	20	-	28	-	1	-	-	49
Total C&I	$297,682	$253,483	$169,738	$94,817	$40,593	$36,800	$344,748	$3,296	$1,241,157
CRE
By internally assigned grade:
Pass	$374,313	$465,990	$439,012	$333,568	$217,141	$566,783	$201,563	$24,735	$2,623,105
Special mention	605	764	868	2,641	4,649	24,023	850	-	34,400
Substandard	309	-	2,316	3,937	1,822	23,819	713	4,987	37,903
Total CRE	$375,227	$466,754	$442,196	$340,146	$223,612	$614,625	$203,126	$29,722	$2,695,408
Auto
By payment activity:
Performing	$488,776	$239,090	$75,853	$99,615	$44,061	$13,027	$-	$-	$960,422
Nonperforming	590	655	404	385	216	29	-	-	2,279
Total auto	$489,366	$239,745	$76,257	$100,000	$44,277	$13,056	$-	$-	$962,701
Residential solar
By Payment Activity:
Performing	$485,942	$193,971	$74,532	$54,662	$36,119	$11,019	$-	$-	$856,245
Nonperforming	320	98	50	25	16	44	-	-	553
Total residential solar	$486,262	$194,069	$74,582	$54,687	$36,135	$11,063	$-	$-	$856,798
Other consumer
By payment activity:
Performing	$52,545	$110,624	$36,412	$27,383	$15,536	$15,735	$19,218	$250	$277,703
Nonperforming	238	838	395	247	57	87	8	15	1,885
Total other consumer	$52,783	$111,462	$36,807	$27,630	$15,593	$15,822	$19,226	$265	$279,588
Residential
By payment activity:
Performing	$251,012	$349,498	$212,161	$156,957	$157,755	$717,621	$233,056	$28,122	$2,106,182
Nonperforming	267	384	408	555	1,028	5,651	-	20	8,313
Total residential	$251,279	$349,882	$212,569	$157,512	$158,783	$723,272	$233,056	$28,142	$2,114,495
Total loans	$1,952,599	$1,615,395	$1,012,149	$774,792	$518,993	$1,414,638	$800,156	$61,425	$8,150,147

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for losses on unfunded commitments totaled $4.4 million as of June 30, 2023, compared to $5.1 million as of December 31, 2022.

Loan Modifications to Borrowers Experiencing Financial Difficulties

As discussed in Note 3 Recent Accounting Pronouncements, the Company’s January 1, 2023 adoption of ASU 2022-02 eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, the Company will no longer recognize an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows when a loan is restructured. The adoption of ASU 2022-02 results in a change to reporting for loan modifications to borrowers experiencing financial difficulties. With the adoption of ASU 2022-02 these modifications require enhanced reporting on the type of modifications granted and the financial magnitude of the concessions granted.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended June 30, 2023
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$199	0.009%	$171	0.008%
Total	$199		$171

	Six Months Ended June 30, 2023
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$242	0.011%	$171	0.008%
Total	$242		$171

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulties:

Three Months Ended June 30, 2023
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 10 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Interest rates were reduced by an average of three and a half percent

Six Months Ended June 30, 2023
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 14 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Interest rates were reduced by an average of three and a half percent

There were no financing receivables that had a payment default during the three months ended June 30, 2023 that were modified to borrowers experiencing financial difficulty since the adoption of ASU 2022-02 effective January 1, 2023.

The following table depicts the performance of loans that have been modified since the adoption of ASU 2022-02 effective January 1, 2023:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
Three Months Ended June 30, 2023
Loan Type
Residential	$370	$-	$-	$-
Total	$370	$-	$-	$-

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
Six Months Ended June 30, 2023
Loan Type
Residential	$413	$-	$-	$-
Total	$413	$-	$-	$-

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

The following table illustrates the recorded investments and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential	2	$98	$123	4	$216	$247
Total TDRs	2	$98	$123	4	$216	$247

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Consumer loans:
Auto	-	$-	1	$11
Total consumer loans	-	$-	1	$11
Residential	18	$890	34	$1,714
Total TDRs	18	$890	35	$1,725

6.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at June 30, 2023. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives of Alliance Financial Corporation (“Alliance”) when the Company acquired Alliance. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the pension and other benefits plans during the three and six months ended June 30, 2023 and 2022.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Components of net periodic cost (benefit):
Service cost	$482	$534	$1	$2
Interest cost	1,010	694	56	41
Expected return on plan assets	(1,853)	(2,228)	-	-
Net amortization	670	185	(21)	1
Total net periodic cost (benefit)	$309	$(815)	$36	$44

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Components of net periodic cost (benefit):
Service cost	$964	$1,068	$2	$4
Interest cost	2,020	1,388	112	82
Expected return on plan assets	(3,706)	(4,456)	-	-
Net amortization	1,340	370	(42)	2
Total net periodic cost (benefit)	$618	$(1,630)	$72	$88

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

The following is a reconciliation of basic and diluted EPS and the anti-dilutive stock options and restricted stock outstanding for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended June 30,
(In thousands, except per share data)	2023	2022
Basic EPS:
Weighted average common shares outstanding	42,905	42,845
Net income available to common stockholders	$30,072	$37,775
Basic EPS	$0.70	$0.88

Diluted EPS:
Weighted average common shares outstanding	42,905	42,845
Dilutive effect of common stock options and restricted stock	221	248
Weighted average common shares and common share equivalents	43,126	43,093
Net income available to common stockholders	$30,072	$37,775
Diluted EPS	$0.70	$0.88

Anti-dilutive stock options and restricted stock outstanding	61	2

	Six Months Ended June 30,
(In thousands, except per share data)	2023	2022
Basic EPS:
Weighted average common shares outstanding	42,900	42,992
Net income available to common stockholders	$63,730	$76,901
Basic EPS	$1.49	$1.79

Diluted EPS:
Weighted average common shares outstanding	42,900	42,992
Dilutive effect of common stock options and restricted stock	229	246
Weighted average common shares and common share equivalents	43,129	43,238
Net income available to common stockholders	$63,730	$76,901
Diluted EPS	$1.48	$1.78

Anti-dilutive stock options and restricted stock outstanding	24	2

8.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	June 30, 2023	June 30, 2022
AFS securities:
Losses on AFS securities	$4,450	$-	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	109	131	Interest income
Tax effect	$(1,141)	$(32)	Income tax (benefit)
Net of tax	$3,418	$99

Pension and other benefits:
Amortization of net losses	$640	$157	Other noninterest expense
Amortization of prior service costs	9	29	Other noninterest expense
Tax effect	$(162)	$(46)	Income tax (benefit)
Net of tax	$487	$140

Total reclassifications, net of tax	$3,905	$239

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line item in the Consolidated Statement of Comprehensive Income (Loss)
	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022
AFS securities:
Losses on AFS securities	$9,450	$-	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	223	268	Interest income
Tax effect	$(2,419)	$(67)	Income tax (benefit)
Net of tax	$7,254	$201

Pension and other benefits:
Amortization of net losses	$1,280	$314	Other noninterest expense
Amortization of prior service costs	18	58	Other noninterest expense
Tax effect	$(325)	$(93)	Income tax (benefit)
Net of tax	$973	$279

Total reclassifications, net of tax	$8,227	$480

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

In 2017, the U.K. Financial Conduct Authority announced its intention to stop compelling banks to submit rates for the calculation of London Interbank Offered Rate (“LIBOR”) after 2021. In 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on the Secured Overnight Financing Rate (“SOFR”) that will replace LIBOR in certain financial contracts after June 30, 2023. As of June 30, 2023, the Company has transitioned substantially all of its financial instruments to an alternative benchmark rate.

As of June 30, 2023 and December 31, 2022, the Company had twelve and fifteen risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of June 30, 2023
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,293,103	Other assets	$114,212	$1,293,103	Other liabilities	$114,203
Risk participation agreements	62,813	Other assets	36	17,285	Other liabilities	8
Total derivatives not designated as hedging instruments			$114,248			$114,211
Netting adjustments(1)			23,960			-
Net derivatives in the balance sheet			$90,288			$114,211
Derivatives not offset on the balance sheet			$456			$456
Cash collateral(2)			-			-
Net derivative amounts			$89,832			$113,755
As of December 31, 2022
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,275,708	Other assets	$117,247	$1,275,708	Other liabilities	$117,247
Risk participation agreements	88,963	Other assets	47	18,421	Other liabilities	10
Total derivatives not designated as hedging instruments			$117,294			$117,257
Netting adjustments(1)			24,109			-
Net derivatives in the balance sheet			$93,185			$117,257
Derivatives not offset on the balance sheet			$352			$352
Cash collateral(2)			-			-
Net derivative amounts			$92,833			$116,905

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

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
(Decrease) in other income	$(7)	$(67)	$-	$(119)

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	June 30, 2023
Assets:
AFS securities
U.S. treasury	$121,997	$-	$-	$121,997
Federal agency	-	208,653	-	208,653
State & municipal	-	84,175	-	84,175
Mortgage-backed	-	441,389	-	441,389
Collateralized mortgage obligations	-	557,369	-	557,369
Corporate	-	40,343	-	40,343
Total AFS securities	$121,997	$1,331,929	$-	$1,453,926
Equity securities	32,893	1,000	-	33,893
Derivatives	-	90,288	-	90,288
Total	$154,890	$1,423,217	$-	$1,578,107

Liabilities:
Derivatives	$-	$114,211	$-	$114,211
Total	$-	$114,211	$-	$114,211

(In thousands)	Level 1	Level 2	Level 3	December 31, 2022
Assets:
AFS securities
U.S. treasury	$121,658	$-	$-	$121,658
Federal agency	-	206,419	-	206,419
State & municipal	-	82,851	-	82,851
Mortgage-backed	-	473,694	-	473,694
Collateralized mortgage obligations	-	588,363	-	588,363
Corporate	-	54,240	-	54,240
Total AFS securities	$121,658	$1,405,567	$-	$1,527,225
Equity securities	29,784	1,000	-	30,784
Derivatives	-	93,185	-	93,185
Total	$151,442	$1,499,752	$-	$1,651,194

Liabilities:
Derivatives	$-	$117,257	$-	$117,257
Total	$-	$117,257	$-	$117,257

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. The non-recurring fair value measurements recorded during the six month period ended June 30, 2023 and the year ended December 31, 2022 were related to loans individually evaluated for expected credit losses with fair value of $2.0 million and $1.1 million as of June 30, 2023 and December 31, 2022, respectively. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		June 30, 2023		December 31, 2022
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$912,876	$808,641	$919,517	$812,647
Net loans	3	8,259,590	7,777,173	8,049,909	7,840,350
Financial liabilities:
Time deposits	2	$978,674	$936,503	$433,772	$413,868
Long-term debt	2	29,764	29,106	4,815	4,539
Subordinated debt	1	98,000	86,173	98,000	92,883
Junior subordinated debt	2	101,196	98,131	101,196	98,372

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $2.31 billion at June 30, 2023 and $2.42 billion at December 31, 2022.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $39.6 million at June 30, 2023 and $53.3 million at December 31, 2022. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s standby letters of credit was not significant.

NBT BANCORP INC. AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022 for an understanding of the following discussion and analysis. Operating results for the three and six month periods ending June 30, 2023 are not necessarily indicative of the results of the full year ending December 31, 2023 or any future period.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions, including actual or potential stress in the banking industry, and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war, including international military conflicts, or terrorism; (8) the timely development and acceptance of new products and services and the perceived overall value of these products and services by users; (9) changes in consumer spending, borrowing and saving habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisition and integration of acquired businesses; (13) the businesses of NBT and Salisbury Bancorp Inc. (“Salisbury”) may not be combined successfully; (14) the possibility that NBT and Salisbury may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all or to successfully integrate Salisbury’s operations and those of NBT; (15) the ability to increase market share and control expenses; (16) changes in the competitive environment among financial holding companies; (17) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, and the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; (18) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (19) changes in the Company’s organization, compensation and benefit plans; (20) the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; (21) greater than expected costs or difficulties related to the integration of new products and lines of business; and (22) the Company’s success at managing the risks involved in the foregoing items.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. The quantitative model as of June 30, 2023, incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model, particularly significant unknowns relating to downside risks as of the measurement date. The baseline outlook reflected an unemployment rate environment at pre-COVID-19 levels of 3.8% and increasing gradually to 4.2% by the end of the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the third quarter of 2023 at about 3.6% and reach 4.1% by the end of the forecast period. The alternative downside scenario assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment jumps to 5.2% in the third quarter of 2023 and rises to a peak of 7.0% in the third quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2023. All else held equal, the changes in the weightings of our forecasted scenarios would impact the amount of estimated allowance for credit losses through changes in the quantitative reserve and scenario-specific qualitative adjustments. To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of June 30, 2023, the Company increased the downside scenario weighting by 10% to 50% and decreased the baseline scenario to 50% weighting which resulted in a 3.5% increase in the overall estimated allowance for credit losses. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of June 30, 2023, the Company increased the downside scenario to 100% which resulted in a 21% increase in the overall estimated allowance for credit losses.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company’s results for the three and six months ended June 30, 2023:

●	net income for the three months ended June 30, 2023 was $30.1 million, down $7.7 million from the second quarter of 2022 and down $3.6 million from the first quarter of 2023;
●	diluted earnings per share of $0.70 for the three months ended June 30, 2023, down $0.18 from the second quarter of 2022 and down $0.08 from the first quarter of 2023;
●
excluding securities losses, noninterest income represents 29% of total revenues and was $36.7 million for the three months ended June 30, 2023, down $5.6 million, or 13.2%, from the second quarter of 2022 and up $0.3 million, or 0.8%, from the first quarter of 2023;

●
noninterest expense, excluding $1.2 million of acquisition expenses in the second quarter of 2023 and $0.6 million in the first quarter of 2023, respectively, was up $1.5 million, or 2.0%, from the second quarter of 2022 and down $1.1 million, or 1.4%, from the first quarter of 2023;

●	period end loans were $8.36 billion, up 5.1%, annualized, from December 31, 2022;
●	period end deposits were $9.53 billion, up 0.4% from December 31, 2022;
●	book value per share of $28.26 at June 30, 2023; tangible book value per share(1) was $21.55 at June 30, 2023, $21.52 at March 31, 2023 and $20.99 at June 30, 2022.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Salisbury Bancorp, Inc. Merger

On July 10, 2023, NBT announced it has received the regulatory approvals and waivers from the Office of the Comptroller of the Currency, the Connecticut State Banking Department and the Federal Reserve Bank of New York necessary to complete its acquisition of Salisbury. NBT and Salisbury anticipate closing the transaction on August 11, 2023, subject to the satisfaction of customary closing conditions. A systems conversion will follow with locations of Salisbury Bank and Trust Company (“Salisbury Bank”) opening as NBT Bank offices on August 14, 2023. Salisbury Bank is a Connecticut-chartered commercial bank with 13 banking offices in northwestern Connecticut, the Hudson Valley region of New York, and southwestern Massachusetts. Salisbury had assets of $1.56 billion, deposits of $1.36 billion and net loans of $1.24 billion as of June 30, 2023.

Results of Operations

Net income for the three months ended June 30, 2023 was $30.1 million, or $0.70 per diluted common share, down $3.6 million from $33.7 million, or $0.78 per diluted common share for the three months ended March 31, 2023 and down $7.7 million from $37.8 million, or $0.88 per diluted common share for the second quarter of 2022.

●
Excluding the impact of securities losses and acquisition expenses, the Company generated $0.80 per diluted share of earnings in the second quarter of 2023, compared to $0.89 per diluted share in the second quarter of 2022 and $0.88 per diluted share in the first quarter of 2023. Net interest income was negatively impacted on a linked quarter basis from the continuation of higher funding costs.

●
In the second quarter of 2023, the Company incurred a $4.5 million ($0.08 per diluted share) securities loss on the sale of two subordinated debt securities held in the AFS portfolio. In the first quarter of 2023, the Company incurred a $5.0 million ($0.09 per diluted share) securities loss on the write-off of a subordinated debt security of a failed bank.

●
The Company incurred acquisition expenses of $1.2 million ($0.02 per diluted share) and $0.6 million ($0.01 per diluted share) related to the pending merger with Salisbury in the second quarter of 2023 and the first quarter of 2023, respectively.

Net income for the six months ended June 30, 2023 was $63.7 million, or $1.48 per diluted common share, down $13.2 million from $76.9 million, or $1.78 per diluted common share for the six months ended June 30, 2022.

●
Excluding the impact of securities losses and acquisition expenses, the Company generated $1.68 per diluted share of earnings for the six months ended June 30, 2023, compared to $1.80 per diluted share for the six months ended June 30, 2022. Net interest income was negatively impacted from the continuation of higher funding costs.

●
In the six months ended June 30, 2023, the Company incurred a $4.5 million ($0.08 per diluted share) securities loss on the sale of two subordinated debt securities held in the AFS portfolio and a $5.0 million ($0.09 per diluted share) securities loss on the write-off of a subordinated debt security of a failed bank.

●	The Company incurred acquisition expenses of $1.8 million ($0.03 per diluted share) related to the pending merger with Salisbury in the six months ended June 30, 2023.

The following table sets forth certain financial highlights:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Performance:
Diluted earnings per share	$0.70	$0.78	$0.88	$1.48	$1.78
Return on average assets(2)	1.02%	1.16%	1.28%	1.09%	1.30%
Return on average equity(2)	9.91%	11.47%	12.73%	10.68%	12.76%
Return on average tangible common equity(2)	13.13%	15.31%	17.00%	14.20%	16.93%
Net interest margin, fully taxable equivalent (“FTE”)(2)	3.27%	3.55%	3.21%	3.41%	3.08%
Capital:
Equity to assets	10.18%	10.23%	10.14%	10.18%	10.14%
Tangible equity ratio	7.95%	7.99%	7.87%	7.95%	7.87%
Book value per share	$28.26	$28.24	$27.75	$28.26	$27.75
Tangible book value per share	$21.55	$21.52	$20.99	$21.55	$20.99
Leverage ratio	10.51%	10.43%	9.77%	10.51%	9.77%
Common equity tier 1 capital ratio	12.29%	12.28%	12.14%	12.29%	12.14%
Tier 1 capital ratio	13.35%	13.34%	13.27%	13.35%	13.27%
Total risk-based capital ratio	15.50%	15.53%	15.50%	15.50%	15.50%

The following table provide non-GAAP reconciliations:

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Return on average tangible common equity:
Net income	$30,072	$33,658	$37,775	$63,730	$76,901
Amortization of intangible assets (net of tax)	344	402	409	746	886
Net income, excluding intangible amortization	$30,416	$34,060	$38,184	$64,476	$77,787
Average stockholders’ equity	$1,217,306	$1,190,316	$1,190,585	$1,203,886	$1,215,747
Less: average goodwill and other intangibles	287,974	288,354	289,584	288,163	289,402
Average tangible common equity	$929,332	$901,962	$901,001	$915,723	$926,345
Return on average tangible common equity (2)	13.13%	15.31%	17.00%	14.20%	16.93%
Tangible equity ratio:
Stockholders’ equity	$1,210,493	$1,211,659	$1,188,556	$1,210,493	$1,188,556
Intangibles	287,701	288,159	289,259	287,701	289,259
Assets	$11,890,497	$11,839,730	$11,720,459	$11,890,497	$11,720,459
Tangible equity ratio	7.95%	7.99%	7.87%	7.95%	7.87%
Tangible book value per share:
Stockholders’ equity	$1,210,493	$1,211,659	$1,188,556	$1,210,493	$1,188,556
Intangibles	287,701	288,159	289,259	287,701	289,259
Tangible equity	$922,792	$923,500	$899,297	$922,792	$899,297
Diluted common shares outstanding	42,827	42,904	42,836	42,827	42,836
Tangible book value per share	$21.55	$21.52	$20.99	$21.55	$20.99
(2)	Annualized.

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

Net interest income was $89.1 million for the second quarter of 2023, down $6.0 million, or 6.3%, from the previous quarter. The FTE net interest margin was 3.27% for the three months ended June 30, 2023, a decrease of 28 basis points (“bps”) from the previous quarter. Interest income increased $6.4 million, or 5.6%, as the yield on average interest-earning assets increased 16 bps from the prior quarter to 4.42%, while average interest-earning assets of $10.98 billion increased $73.4 million from the prior quarter, primarily due to an increase in average loans partially offset by a decrease in average investment securities. Interest expense was up $12.4 million, or 64.7%, as the cost of interest-bearing liabilities increased 66 bps to 1.80% for the quarter ended June 30, 2023, driven by interest-bearing deposit costs increasing 56 bps, as well $200.6 million increase in the average balances of short-term borrowings and a 31 bps increase on the rates paid on those borrowings.

Net interest income was $89.1 million for the second quarter of 2023, up $1.5 million, or 1.7%, from the second quarter of 2022. The second quarter of 2022 included $1.3 million of Paycheck Protection Program (“PPP”) loan interest and fees recognized into interest income. The FTE net interest margin was 3.27% for the three months ended June 30, 2023, an increase of 6 bps from the second quarter of 2022. Interest income increased $29.1 million, or 31.8%, as the yield on average interest-earning assets increased 107 bps from the same period in 2022 to 4.42%, while average interest-earning assets of $10.98 billion was comparable to the second quarter of 2022 as the increase in average loans was offset by the decrease in short-term interest-bearing accounts (“excess liquidity”) and a decrease in average investment securities. Interest expense increased $27.6 million, or 708.2%, as the cost of interest-bearing liabilities increased 157 bps to 1.80% for the quarter ended June 30, 2023, driven by interest-bearing deposit costs increasing 119 bps, as well as a $557.8 million increase in the average balances of short-term borrowings and a 527 bps rate paid on those borrowings.

Net interest income for the first six months of 2023 was $184.2 million, up $16.2 million, or 9.7%, from the same period in 2022. PPP loan interest and fees recognized into interest income for the six months ended June 30, 2022 was $3.3 million. FTE net interest margin was 3.41% for the six months ended June 30, 2023, an increase of 33 bps from the same period in 2022. Interest income increased $59.1 million, or 33.6%, as the yield on average interest-earning assets increased 112 bps from the same period in 2022 to 4.34%, while average interest-earning assets of $10.95 billion decreased $88.9 million primarily due to the decrease in excess liquidity more than offsetting the increase in average loans. Interest expense was up $42.9 million, or 553.2%, for the six months ended June 30, 2023 as compared to the same period in 2022 driven by interest-bearing deposit costs increasing 92 bps, as well as a $458.1 million increase in the average balances of short-term borrowings and a 515 bps rate paid on those borrowings.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$28,473	$257	3.62%	$553,548	$1,129	0.82%
Securities taxable (1)	2,394,027	11,359	1.90%	2,439,960	10,575	1.74%
Securities tax-exempt (1) (3)	201,499	1,424	2.83%	256,799	1,174	1.83%
Federal Reserve Bank and FHLB stock	51,454	913	7.12%	24,983	313	5.03%
Loans (2) (3)	8,307,894	107,038	5.17%	7,707,730	78,582	4.09%
Total interest-earning assets	$10,983,347	$120,991	4.42%	$10,983,020	$91,773	3.35%
Other assets	835,424			883,498
Total assets	$11,818,771			$11,866,518

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,113,965	$12,104	2.30%	$2,577,367	$902	0.14%
NOW deposit accounts	1,463,953	1,391	0.38%	1,580,132	268	0.07%
Savings deposits	1,708,874	144	0.03%	1,845,128	150	0.03%
Time deposits	856,305	6,347	2.97%	478,531	436	0.37%
Total interest-bearing deposits	$6,143,097	$19,986	1.30%	$6,481,158	$1,756	0.11%
Federal funds purchased	48,407	646	5.35%	-	-	-
Repurchase agreements	55,627	150	1.08%	60,061	13	0.09%
Short-term borrowings	557,818	7,330	5.27%	-	-	-
Long-term debt	29,773	290	3.91%	5,336	33	2.48%
Subordinated debt, net	97,081	1,335	5.52%	98,642	1,359	5.53%
Junior subordinated debt	101,196	1,767	7.00%	101,196	737	2.92%
Total interest-bearing liabilities	$7,032,999	$31,504	1.80%	$6,746,393	$3,898	0.23%
Demand deposits	$3,316,955			$3,711,049
Other liabilities	251,511			218,491
Stockholders’ equity	1,217,306			1,190,585
Total liabilities and stockholders’ equity	$11,818,771			$11,866,518
Net interest income (FTE)		$89,487			$87,875
Interest rate spread			2.62%			3.12%
Net interest margin (FTE)			3.27%			3.21%
Taxable equivalent adjustment		$402			$290
Net interest income		$89,085			$87,585

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

Six Months Ended	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$31,328	$447	2.88%	$770,727	$1,533	0.40%
Securities taxable (1)	2,418,245	22,902	1.91%	2,362,699	19,981	1.71%
Securities tax-exempt (1) (3)	201,908	2,826	2.82%	257,651	2,347	1.84%
Federal Reserve Bank and FHLB stock	46,327	1,365	5.94%	25,004	434	3.50%
Loans (2) (3)	8,249,034	208,038	5.09%	7,619,691	151,964	4.02%
Total interest-earning assets	$10,946,842	$235,578	4.34%	$11,035,772	$176,259	3.22%
Other assets	836,148			915,361
Total assets	$11,782,990			$11,951,133

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,097,678	$18,368	1.77%	$2,648,458	$1,924	0.15%
NOW deposit accounts	1,531,021	2,824	0.37%	1,581,603	460	0.06%
Savings deposits	1,744,969	286	0.03%	1,819,978	293	0.03%
Time deposits	748,573	9,652	2.60%	486,537	921	0.38%
Total interest-bearing deposits	$6,122,241	$31,130	1.03%	$6,536,576	$3,598	0.11%
Federal funds purchased	46,381	1,184	5.15%	-	-	-
Repurchase agreements	63,440	164	0.52%	66,379	29	0.09%
Short-term borrowings	458,064	11,697	5.15%	-	-	-
Long-term debt	18,598	337	3.65%	9,634	120	2.51%
Subordinated debt, net	97,024	2,669	5.55%	98,587	2,718	5.56%
Junior subordinated debt	101,196	3,449	6.87%	101,196	1,286	2.56%
Total interest-bearing liabilities	$6,906,944	$50,630	1.48%	$6,812,372	$7,751	0.23%
Demand deposits	$3,409,209			$3,710,589
Other liabilities	262,951			212,425
Stockholders’ equity	1,203,886			1,215,747
Total liabilities and stockholders’ equity	$11,782,990			$11,951,133
Net interest income (FTE)		$184,948			$168,508
Interest rate spread			2.86%			2.99%
Net interest margin (FTE)			3.41%			3.08%
Taxable equivalent adjustment		$797			$575
Net interest income		$184,151			$167,933

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended June 30,	Increase (Decrease) 2023 over 2022
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$(1,866)	$994	$(872)
Securities taxable	(202)	986	784
Securities tax-exempt	(292)	542	250
Federal Reserve Bank and FHLB stock	431	169	600
Loans	6,487	21,969	28,456
Total FTE interest income	$4,558	$24,660	$29,218
Money market deposit accounts	$(191)	$11,393	$11,202
NOW deposit accounts	(21)	1,144	1,123
Savings deposits	(11)	5	(6)
Time deposits	589	5,322	5,911
Federal funds purchased	646	-	646
Repurchase agreements	(1)	138	137
Short-term borrowings	7,330	-	7,330
Long-term debt	228	29	257
Subordinated debt, net	(21)	(3)	(24)
Junior subordinated debt	-	1,030	1,030
Total FTE interest expense	$8,548	$19,058	$27,606
Change in FTE net interest income	$(3,990)	$5,602	$1,612

Six Months Ended June 30,	Increase (Decrease) 2023 over 2022
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$(2,692)	$1,606	$(1,086)
Securities taxable	479	2,442	2,921
Securities tax-exempt	(586)	1,065	479
Federal Reserve Bank and FHLB stock	512	419	931
Loans	13,341	42,733	56,074
Total FTE interest income	$11,054	$48,265	$59,319
Money market deposit accounts	$(482)	$16,926	$16,444
NOW deposit accounts	(15)	2,379	2,364
Savings deposits	(12)	5	(7)
Time deposits	741	7,990	8,731
Federal funds purchased	1,184	-	1,184
Repurchase agreements	(1)	136	135
Short-term borrowings	11,697	-	11,697
Long-term debt	146	71	217
Subordinated debt, net	(43)	(6)	(49)
Junior subordinated debt	-	2,163	2,163
Total FTE interest expense	$13,215	$29,664	$42,879
Change in net FTE interest income	$(2,161)	$18,601	$16,440

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Service charges on deposit accounts	$3,733	$3,763	$7,281	$7,451
Card services income	5,121	9,751	9,966	18,446
Retirement plan administration fees	11,735	12,676	23,197	25,955
Wealth management	8,227	8,252	16,314	16,892
Insurance services	3,716	3,578	7,647	7,366
Bank owned life insurance income	1,528	1,411	3,406	3,065
Net securities (losses)	(4,641)	(587)	(9,639)	(766)
Other	2,626	2,812	5,282	5,906
Total noninterest income	$32,045	$41,656	$63,454	$84,315

Noninterest income for the three months ended June 30, 2023 was $32.0 million, up $0.6 million, or 2.0%, from the prior quarter and down $9.6 million, or 23.1%, from the second quarter of 2022. During the three months ended June 30, 2023, the Company incurred a $4.5 million securities loss on the sale of two subordinated debt securities held in the AFS portfolio and during the three months ended March 31, 2023, the Company incurred a $5.0 million securities loss on the write-off of a subordinated debt security of a failed bank. Excluding net securities losses, noninterest income for the three months ended June 30, 2023 was $36.7 million, up $0.3 million, or 0.8%, from the prior quarter and down $5.6 million, or 13.2%, from the second quarter of 2022. The increase from the prior quarter was primarily driven by an increase in card services income and retirement plan administration fees. The decrease from the second quarter of 2022 was driven by lower card services income from the impact of the statutory price cap provisions of the Durbin Amendment of approximately $4.0 million. In addition, the decrease from the prior year was impacted by lower retirement plan administration fees driven by a decrease in activity-based fees which were primarily related to statutory plan document restatements.

Noninterest income for the six months ended June 30, 2023 was $63.5 million, down $20.9 million, or 24.7%, from the same period in 2022. Excluding net securities losses, noninterest income for the six months ended June 30, 2023 was $73.1 million, down $12.0 million, or 14.1%, from the same period in 2022. The decrease from the prior year was primarily due to lower card services income from the impact of the statutory price cap provisions of the Durbin Amendment of approximately $8.0 million, lower retirement plan administration fees driven by a decrease in certain activity-based fees and a decrease in other noninterest income due to lower commercial loan swap fees.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Salaries and employee benefits	$46,834	$46,716	$94,989	$92,224
Technology and data services	9,305	8,945	18,312	17,492
Occupancy	6,923	6,487	14,143	13,280
Professional fees and outside services	4,159	3,906	8,337	8,182
Office supplies and postage	1,676	1,548	3,304	2,972
FDIC assessment	1,344	810	2,740	1,612
Advertising	525	730	1,174	1,384
Amortization of intangible assets	458	545	994	1,181
Loan collection and other real estate owned, net	691	757	1,546	1,141
Acquisition expenses	1,189	-	1,807	-
Other	5,690	5,675	10,770	8,794
Total noninterest expense	$78,794	$76,119	$158,116	$148,262

Noninterest expense for the three months ended June 30, 2023 was $78.8 million, down $0.5 million, or 0.7%, from the prior quarter and up $2.7 million, or 3.5%, from the second quarter of 2022. The Company incurred acquisition expenses of $1.2 million, $0.6 million and $1.0 million related to the pending merger with Salisbury in the second quarter of 2023, first quarter of 2023 and the fourth quarter of 2022, respectively. Excluding acquisition expenses, noninterest expense for the three months ended June 30, 2023 was $77.6 million, down $1.1 million, or 1.4%, from the prior quarter and up $1.5 million, or 2.0%, from the second quarter of 2022. The decrease from the prior quarter was primarily driven by lower salaries and employee benefits due to seasonally higher payroll taxes and higher stock-based compensation expenses in the first quarter along with a lower level of incentive compensation in the second quarter, which were partially offset by a full quarter of merit pay increases and higher health and welfare benefits. These decreases were partially offset by higher technology and data services due to continued investment in digital platform solutions and an increase in other expenses driven by a $0.1 million reduction in the reserve for unfunded loan commitments in the second quarter of 2023 compared to a $0.6 million reduction in the first quarter 2023. The increase from the second quarter of 2022 was driven by the increase in technology and data services due to continued investment in digital platform solutions, the increase in Federal Deposit Insurance Corporation (“FDIC”) assessment expense was driven by the statutory increase in the FDIC assessment rate, and increased occupancy costs were driven by higher utilities, rent and seasonal maintenance costs.

Noninterest expense for the six months ended June 30, 2023 was $158.1 million, up $9.9 million, or 6.6%, from the same period in 2022. The Company incurred acquisition expenses of $1.8 million for the six months ended June 30, 2023. Excluding acquisition expenses, noninterest expense for the six months ended June 30, 2023 was $156.3 million, up $8.0 million, or 5.4%, from the same period in 2022. The increase from the prior year was driven by higher salaries and employee benefits due to increased salaries and wages including merit pay increases and higher health and welfare benefits which were partially offset by lower levels of incentive compensation. In addition, the increase in technology and data services was due to continued investment in digital platform solutions, the increase in FDIC assessment expense was driven by the statutory increase in the FDIC assessment rate, increased occupancy costs were driven by higher utilities, rent and maintenance costs and other expenses were higher due to the increase in actuarially determined expenses related to the Company’s retirement plans.

Income Taxes

Income tax expense for the three months ended June 30, 2023 was $8.6 million, down $0.9 million from the prior quarter and down $2.3 million from the second quarter of 2022 due to a decrease in pre-tax net income. The effective tax rate was 22.4% for the second quarter of 2023, compared to 22.2% in the prior quarter and 22.5% for the second quarter of 2022.

Income tax expense for the six months ended June 30, 2023 was $18.2 million, down $3.9 million from the same period of 2022 due to a decrease in pre-tax net income. The effective tax rate was 22.3% for the six months ended June 30, 2023 and 2022.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities decreased $76.8 million, or 3.1%, from December 31, 2022 to June 30, 2023. The securities portfolio represented 20.2% of total assets as of June 30, 2023 as compared to 21.1% of total assets as of December 31, 2022.

The following table details the composition of securities available for sale, securities held to maturity and equity securities for the periods indicated:

	June 30, 2023	December 31, 2022
Mortgage-backed securities:
With maturities 15 years or less	13%	13%
With maturities greater than 15 years	11%	11%
Collateral mortgage obligations	36%	37%
Municipal securities	16%	15%
U.S. agency notes	21%	21%
Corporate	2%	2%
Equity securities	1%	1%
Total	100%	100%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated follows:

(In thousands)	June 30, 2023	December 31, 2022
Commercial & industrial	$1,319,093	$1,266,031
Commercial real estate	2,884,264	2,807,941
Residential real estate	1,666,204	1,649,870
Indirect auto	1,048,739	989,587
Residential solar	926,365	856,798
Home equity	310,897	314,124
Other consumer	202,562	265,796
Total loans	$8,358,124	$8,150,147

(1)	Loans are summarized by business line which does not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans increased by $208.0 million, or 5.1% annualized, from December 31, 2022 to June 30, 2023. Commercial and industrial loans increased $53.1 million to $1.32 billion; commercial real estate loans increased $76.3 million to $2.88 billion; and total consumer loans increased $78.6 million to $4.15 billion. Included in total consumer loans is $158.0 million of a portfolio of loans in a run-off status. Total loans represent approximately 70.3% of total assets as of June 30, 2023, as compared to 69.4% as of December 31, 2022.

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

The allowance for credit losses totaled $100.4 million at June 30, 2023, compared to $100.3 million at March 31, 2023 and $93.6 million at June 30, 2022. The allowance for credit losses as a percentage of loans was 1.20% at June 30, 2023, compared to 1.21% at March 31, 2023 and 1.20% at June 30, 2022. The allowance for credit losses was 510.01% of nonperforming loans at June 30, 2023, compared to 538.63% at March 31, 2023 and 363.23% at June 30, 2022. The allowance for credit losses was 593.00% of nonaccrual loans at June 30, 2023, compared to 615.63% of nonaccrual loans at March 31, 2023 and compared to 395.39% at June 30, 2022. The allowance for credit losses as of June 30, 2023 is fairly consistent with the allowance estimates as of March 31, 2023. The increase in the allowance for credit losses from June 30, 2022 to June 30, 2023 was primarily due to providing for loan growth experienced over the last year.

The provision for loan losses was $3.6 million for three months ended June 30, 2023, compared to $3.9 million in the prior quarter and $4.4 million for the same period in the prior year. Provision expense decreased from the same period in the prior year due the second quarter of 2022 including an increase in the allowance due to the deterioration in the forecast of economic conditions, increase in loan balances and an additional specific reserve established, which were partially offset by an increase in net charge-offs in the second quarter of 2023. Net charge-offs totaled $3.5 million during the three months ended June 30, 2023, compared to net charge-offs of $3.8 million during the first quarter of 2023 and $0.8 million in the second quarter of 2022. Net charge-offs to average loans was 17 bps for the three months ended June 30, 2023, compared to 19 bps for the first quarter of 2023 and 4 bps for the three months ended June 30, 2022.

The provision for loan losses was $7.5 million for the six months ended June 30, 2023, compared to $5.0 million for the six months ended June 30, 2022. Provision expense increased from the same period in the prior year due primarily to an increase in net charge-offs during the six months ended June 30, 2023. Net charge-offs totaled $7.3 million during the six months ended June 30, 2023, compared to net charge-offs of $3.4 million during the six months ended June 30, 2022. Net charge-offs to average loans was 18 bps for the six months ended June 30, 2023, compared to 9 bps for the six months ended June 30, 2022.

As of June 30, 2023, the unfunded commitment reserve totaled $4.4 million, compared to $4.5 million as of March 31, 2023 and $5.1 million as of June 30, 2022.

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

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$8,145	48%	$7,664	44%
Residential	7,140	43%	4,835	28%
Consumer	1,432	8%	1,667	10%
Troubled loan modifications (TDRs prior to 2023)	214	1%	3,067	18%
Total nonaccrual loans	$16,931	100%	$17,233	100%

Loans over 90 days past due and still accruing:
Commercial	$44	1%	$4	-
Residential	266	10%	771	20%
Consumer	2,445	89%	3,048	80%
Total loans over 90 days past due and still accruing	$2,755	100%	$3,823	100%

Total nonperforming loans	$19,686		$21,056
OREO	179		105
Total nonperforming assets	$19,865		$21,161

Total nonaccrual loans to total loans	0.20%		0.21%
Total nonperforming loans to total loans	0.24%		0.26%
Total nonperforming assets to total assets	0.17%		0.18%
Total allowance for loan losses to total nonperforming loans	510.01%		478.72%
Total allowance for loan losses to nonaccrual loans	593.00%		584.92%

Total nonperforming assets were $19.9 million at June 30, 2023, compared to $21.2 million at December 31, 2022 and $25.8 million at June 30, 2022. Nonperforming loans at June 30, 2023 were $19.7 million, or 0.24% of total loans, compared with $21.1 million, or 0.26% of total loans at December 31, 2022 and $25.8 million, or 0.33% of total loans at June 30, 2022. The decrease in nonperforming loans from June 30, 2022 primarily resulted from a reduction in commercial nonaccrual loans. Total nonaccrual loans were $16.9 million or 0.20% of total loans at June 30, 2023, compared to $17.2 million or 0.21% of total loans at December 31, 2022 and compared to $23.7 million or 0.30% of total loans at June 30, 2022. Past due loans as a percentage of total loans was 0.45% at June 30, 2023, up from 0.33% at December 31, 2022 and up from 0.40% at June 30, 2022.

In addition to nonperforming loans discussed above, the Company has also identified approximately $90.6 million in potential problem loans at June 30, 2023 as compared to $52.0 million at December 31, 2022 and $56.0 million at June 30, 2022. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” The increase in potential problem loans from December 31, 2022 and June 30, 2022 is primarily due to the migration to substandard of a $15.7 million commercial real estate relationship that is adequately collateralized. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loans modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $9.53 billion at June 30, 2023, up $34.0 million, or 0.4%, from December 31, 2022. As of June 30, 2023 there were $242.0 million of brokered time deposits, up from $19.4 million as of December 31, 2022. The Company continues to experience the migration from no interest and low interest checking and savings accounts into higher cost money market and time deposit instruments. Total average deposits decreased $0.7 million, or 7.0%, from the same period last year. The decrease was driven primarily by a decrease of $301.4 million, or 8.1%, in demand deposits, combined with a decrease in interest-bearing deposits of $414.3 million, or 6.3%, due to decreases in money market accounts, partially offset by an increase in time accounts. The decrease in average balances was due primarily to larger commercial customers taking advantage of higher yielding investment opportunities in both the Company’s wealth management solutions as well as other offerings in the market. As of June 30, 2023 and December 31, 2022 the estimated amounts of uninsured deposits based on the methodologies and assumptions used for the bank regulatory reporting was $3.5 billion and $3.6 billion, respectively.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $652.4 million at June 30, 2023 compared to $585.0 million at December 31, 2022. Long-term debt was $29.8 million at June 30, 2023 compared to $4.8 million at December 31, 2022.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost of $2.2 million are being amortized on a straight-line basis into interest expense over five years. As of June 30, 2023 and December 31, 2022 the subordinated debt net of unamortized issuance costs was $97.1 million and $96.9 million, respectively. The Company repurchased $2.0 million of the subordinated notes during the year ended December 31, 2022 at a discount of $0.1 million.

Capital Resources

Stockholders’ equity of $1.21 billion represented 10.18% of total assets at June 30, 2023 compared with $1.17 billion, or 10.00% of total assets, as of December 31, 2022. Stockholders’ equity increased $36.9 million from December 31, 2022 driven by net income of $63.7 million for the six months ended June 30, 2023, partially offset by dividends declared of $25.7 million and the repurchase of common stock of $2.8 million.

The Company purchased 87,000 shares of its common stock during the second quarter of 2023 at an average price of $31.94 per share under its previously announced share repurchase program. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of June 30, 2023, there were 1,513,000 shares available for repurchase under this plan authorized on December 20, 2021 and set to expire on December 31, 2023.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2023 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	June 30, 2023	December 31, 2022
Tier 1 leverage ratio	10.51%	10.32%
Common equity tier 1 capital ratio	12.29%	12.12%
Tier 1 capital ratio	13.35%	13.19%
Total risk-based capital ratio	15.50%	15.38%
Cash dividends as a percentage of net income	40.40%	32.74%
Per common share:
Book value	$28.26	$27.38
Tangible book value(1)	$21.55	$20.65
Tangible equity ratio(2)	7.95%	7.73%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

In March 2020, the Office of Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. Under the modified CECL transition provision, the regulatory capital impact of the January 1, 2020 CECL adoption date adjustment to the allowance for credit losses (after-tax) was deferred and was phased into regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, the Company was allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020 and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020 and December 31, 2021, was also phased into regulatory capital at 25% per year commencing January 1, 2022. The Company adopted the capital transition relief over the permissible five-year period.

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

In managing the Company’s asset/liability position, the Board and management aim to regulate the Company’s interest rate risk while minimizing net interest margin compression. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long and short-term interest rates.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. In the rising rate scenarios, net interest income is projected to experience an increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, money market deposit accounts and time accounts. Net interest income for the next twelve months in the +200/+100/-200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% reduction in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2023 balance sheet position:

Interest Rate Sensitivity Analysis Change in interest rates (in bps)	Percent change in net interest income
+200	1.57%
+100	1.06%
-200	(2.11%)

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures and Federal Open Market Committee monetary policy. In response to the economic impact of the pandemic, the federal funds rate was reduced to near zero in March 2020, term interest rates fell sharply across the yield curve and the Company reduced deposit rates. Post-pandemic, inflationary pressures have resulted in a higher overall yield curve with Fed Funds increases of 425 bps in 2022 and an additional 75 bps in 2023. Current expectations are for short-term interest rates to normalize at current levels in the near-term as inflation levels have moderated. While deposit rates have increased meaningfully in 2023 in conjunction with the increase to short term interest rates, the Company continues to focus on managing deposit expense and overall deposit levels in an environment with elevated demand for liquidity.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At June 30, 2023, the Company’s Basic Surplus measurement was 13.9% of total assets, or $1.66 billion, as compared to the December 31, 2022 Basic Surplus of 13.2%, or $1.55 billion, and was above the Company’s minimum of 5% (calculated at $594.5 million and $587.0 million of period end total assets as June 30, 2023 and December 31, 2022, respectively) set forth in its liquidity policies.

At June 30, 2023 and December 31, 2022, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $622.8 million and $443.8 million, respectively. At June 30, 2023 and December 31, 2022, the Bank had $68.0 million and $8.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $924.5 million at June 30, 2023 and $1.17 billion at December 31, 2022. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.02 billion and $898.1 million at June 30, 2023 and December 31, 2022, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.78 billion at June 30, 2023 and $1.92 billion at December 31, 2022. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile loans as collateral. At June 30, 2023 and December 31, 2022, the Bank had the capacity to borrow $677.0 million and $622.7 million, respectively, from this program. The Company’s internal policy authorizes borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $2.27 billion at June 30, 2023 and $2.41 billion at December 31, 2022.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considers its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2023. Higher interest rates could result in deposit declines as depositors have alternative opportunities for yield on their excess funds. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Significant monetary and fiscal policy actions taken by the federal government during the COVID-19 pandemic helped to mitigate these risks. Additionally, enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the COVID-19 pandemic including increasing the frequency of monitoring and adding additional sources of liquidity. While, the pandemic has come to an end, this enhanced monitoring continues as rising interest rates and the recent bank failures have led to a deposit decline in the banking system and increased volatility to liquidity risk.

At June 30, 2023, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At June 30, 2023, approximately $96.3 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part II, Item 1A. of our March 31, 2023 Quarterly Report on Form 10-Q and in Part I, Item 1A. of our 2022 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plans(1)
4/1/23 - 4/30/23	-	$-	-	1,600,000
5/1/23 - 5/31/23	-	-	-	1,600,000
6/1/23 - 6/30/23	87,000	31.94	87,000	1,513,000
Total	87,000	$31.94	87,000	1,513,000

(1)
The Company purchased 87,000 shares of its common stock during the second quarter of 2023 at an average price of $31.94 per share under its previously announced share repurchase program. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of June 30, 2023, there were 1,513,000 shares available for repurchase under this plan announced on December 20, 2021, and set to expire on December 31, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of August 2023.

NBT BANCORP INC.

By:	/s/ Scott A. Kingsley
Scott A. Kingsley
Chief Financial Officer