Form 10-Q
period 2023-09-30
NBT BANCORP INC
filed 2023-11-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.

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

As of October 31, 2023, there were 47,087,868 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended September 30, 2023

ITEM 1. FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2023	2022
Assets
Cash and due from banks	$213,358	$166,488
Short-term interest-bearing accounts	459,296	30,862
Equity securities, at fair value	35,600	30,784
Securities available for sale, at fair value	1,399,032	1,527,225
Securities held to maturity (fair value of $783,986 and $812,647, respectively)	914,520	919,517
Federal Reserve and Federal Home Loan Bank stock	50,333	44,713
Loans held for sale	4,113	562
Loans	9,667,375	8,150,147
Less allowance for loan losses	114,601	100,800
Net loans	$9,552,774	$8,049,347
Premises and equipment, net	82,837	69,047
Goodwill	360,171	281,204
Intangible assets, net	42,574	7,341
Bank owned life insurance	264,537	232,409
Other assets	448,483	379,797
Total assets	$13,827,628	$11,739,296
Liabilities
Demand (noninterest bearing)	$3,716,309	$3,617,324
Savings, NOW and money market	6,340,944	5,444,837
Time	1,344,199	433,772
Total deposits	$11,401,452	$9,495,933
Short-term borrowings	490,180	585,012
Long-term debt	29,834	4,815
Subordinated debt, net	119,393	96,927
Junior subordinated debt	101,196	101,196
Other liabilities	322,752	281,859
Total liabilities	$12,464,807	$10,565,742
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,974,492 and 49,651,493 shares issued, respectively	540	497
Additional paid-in-capital	740,577	577,853
Retained earnings	1,006,459	958,433
Accumulated other comprehensive loss	(207,579)	(190,034)
Common stock in treasury, at cost, 6,886,895 and 6,793,670 shares, respectively	(177,176)	(173,195)
Total stockholders’ equity	$1,362,821	$1,173,554
Total liabilities and stockholders’ equity	$13,827,628	$11,739,296

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Interest, fee and dividend income
Interest and fees on loans	$122,097	$85,266	$329,931	$237,148
Securities available for sale	7,495	7,665	22,604	21,822
Securities held to maturity	5,281	4,854	15,307	12,532
Other	2,221	1,429	4,033	3,396
Total interest, fee and dividend income	$137,094	$99,214	$371,875	$274,898
Interest expense
Deposits	$30,758	$2,233	$61,888	$5,831
Short-term borrowings	7,612	84	20,657	113
Long-term debt	294	20	631	140
Subordinated debt	1,612	1,360	4,281	4,078
Junior subordinated debt	1,923	1,039	5,372	2,325
Total interest expense	$42,199	$4,736	$92,829	$12,487
Net interest income	$94,895	$94,478	$279,046	$262,411
Provision for loan losses	12,633	4,484	20,148	9,470
Net interest income after provision for loan losses	$82,262	$89,994	$258,898	$252,941
Noninterest income
Service charges on deposit accounts	$3,979	$3,581	$11,260	$11,032
Card services income	5,503	5,654	15,469	24,100
Retirement plan administration fees	12,798	11,496	35,995	37,451
Wealth management	9,297	8,402	25,611	25,294
Insurance services	4,361	3,892	12,008	11,258
Bank owned life insurance income	1,568	1,560	4,974	4,625
Net securities (losses)	(183)	(148)	(9,822)	(914)
Other	2,913	2,735	8,195	8,641
Total noninterest income	$40,236	$37,172	$103,690	$121,487
Noninterest expense
Salaries and employee benefits	$49,248	$48,371	$144,237	$140,595
Technology and data services	9,677	9,096	27,989	26,588
Occupancy	7,090	6,481	21,233	19,761
Professional fees and outside services	4,149	3,817	12,486	11,999
Office supplies and postage	1,700	1,469	5,004	4,441
FDIC assessment	1,657	787	4,397	2,399
Advertising	667	559	1,841	1,943
Amortization of intangible assets	1,609	544	2,603	1,725
Loan collection and other real estate owned, net	569	549	2,115	1,690
Acquisition expenses	7,917	-	9,724	-
Other	6,514	5,021	17,284	13,815
Total noninterest expense	$90,797	$76,694	$248,913	$224,956
Income before income tax expense	$31,701	$50,472	$113,675	$149,472
Income tax expense	7,095	11,499	25,339	33,598
Net income	$24,606	$38,973	$88,336	$115,874
Earnings per share
Basic	$0.54	$0.91	$2.02	$2.70
Diluted	$0.54	$0.90	$2.01	$2.68

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	$24,606	$38,973	$88,336	$115,874
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding (losses) arising during the period, gross	$(24,059)	$(78,653)	$(35,117)	$(214,543)
Tax effect	6,015	19,663	8,780	53,636
Unrealized net holding (losses) arising during the period, net	$(18,044)	$(58,990)	$(26,337)	$(160,907)

Reclassification adjustment for net losses in net income, gross	$-	$-	$9,450	$-
Tax effect	-	-	(2,363)	-
Reclassification adjustment for net losses in net income, net	$-	$-	$7,087	$-

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$105	$125	$328	$393
Tax effect	(26)	(31)	(82)	(98)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$79	$94	$246	$295

Total securities available for sale, net	$(17,965)	$(58,896)	$(19,004)	$(160,612)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$648	$185	$1,946	$557
Tax effect	(162)	(47)	(487)	(140)
Amortization of prior service cost and actuarial losses, net	$486	$138	$1,459	$417

Total pension and other benefits, net	$486	$138	$1,459	$417

Total other comprehensive (loss)	$(17,479)	$(58,758)	$(17,545)	$(160,195)
Comprehensive income (loss)	$7,127	$(19,785)	$70,791	$(44,321)

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at June 30, 2023	$497	$578,322	$996,920	$(190,100)	$(175,146)	$1,210,493
Net income	-	-	24,606	-	-	24,606
Cash dividends - $0.32 per share	-	-	(15,067)	-	-	(15,067)
Issuance of 4,322,999 shares of common stock for acquisition	43	161,680	-	-	-	161,723
Purchase of 68,500 treasury shares	-	-	-	-	(2,166)	(2,166)
Net issuance of 6,334 shares to employee and other stock plans	-	(250)	-	-	136	(114)
Stock-based compensation	-	825	-	-	-	825
Other comprehensive (loss)	-	-	-	(17,479)	-	(17,479)
Balance at September 30, 2023	$540	$740,577	$1,006,459	$(207,579)	$(177,176)	$1,362,821

Balance at June 30, 2022	$497	$577,345	$909,029	$(124,781)	$(173,534)	$1,188,556
Net income	-	-	38,973	-	-	38,973
Cash dividends - $0.30 per share	-	-	(12,832)	-	-	(12,832)
Net issuance of 2,849 shares to employee and other stock plans	-	(116)	-	-	53	(63)
Stock-based compensation	-	670	-	-	-	670
Other comprehensive (loss)	-	-	-	(58,758)	-	(58,758)
Balance at September 30, 2022	$497	$577,899	$935,170	$(183,539)	$(173,481)	$1,156,546

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2022	$497	$577,853	$958,433	$(190,034)	$(173,195)	$1,173,554
Cumulative effect adjustment for ASU 2022-02 implementation as of January 1, 2023	-	-	502	-	-	502
Net income	-	-	88,336	-	-	88,336
Cash dividends - $0.92 per share	-	-	(40,812)	-	-	(40,812)
Issuance of 4,322,999 shares of common stock for acquisition	43	161,680	-	-	-	161,723
Purchase of 155,500 treasury shares	-	-	-	-	(4,944)	(4,944)
Net issuance of 62,275 shares to employee and other stock plans	-	(3,093)	-	-	963	(2,130)
Stock-based compensation	-	4,137	-	-	-	4,137
Other comprehensive (loss)	-	-	-	(17,545)	-	(17,545)
Balance at September 30, 2023	$540	$740,577	$1,006,459	$(207,579)	$(177,176)	$1,362,821

Balance at December 31, 2021	$497	$576,976	$856,203	$(23,344)	$(159,879)	$1,250,453
Net income	-	-	115,874	-	-	115,874
Cash dividends - $0.86 per share	-	-	(36,907)	-	-	(36,907)
Purchase of 400,000 treasury shares	-	-	-	-	(14,713)	(14,713)
Net issuance of 71,243 shares to employee and other stock plans	-	(3,026)	-	-	1,111	(1,915)
Stock-based compensation	-	3,949	-	-	-	3,949
Other comprehensive (loss)	-	-	-	(160,195)	-	(160,195)
Balance at September 30, 2022	$497	$577,899	$935,170	$(183,539)	$(173,481)	$1,156,546

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Operating activities
Net income	$88,336	$115,874
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	20,148	9,470
Depreciation and amortization of premises and equipment	7,808	7,581
Net amortization on securities	2,057	2,736
Amortization of intangible assets	2,603	1,725
Amortization of operating lease right-of-use assets	5,029	4,989
Excess tax benefit on stock-based compensation	(239)	(183)
Stock-based compensation expense	4,137	3,949
Bank owned life insurance income	(4,974)	(4,625)
Amortization of subordinated debt issuance costs	328	327
Proceeds from sale of loans held for sale	26,108	4,238
Originations of loans held for sale	(29,167)	(3,573)
Net gain on sale of loans held for sale	(88)	(112)
Net securities losses	9,822	914
Net gains on sale of other real estate owned	(50)	(259)
Net change in other assets and other liabilities	(10,054)	10,470
Net cash provided by operating activities	$121,804	$153,521
Investing activities
Net cash provided by (used in) acquisitions	$44,564	$(2,534)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	90,415	177,704
Proceeds from sales	124,577	-
Purchases	-	(262,861)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	81,949	154,194
Purchases	(77,930)	(351,390)
Equity securities:
Purchases	(4)	(1,000)
Other:
Net increase in loans	(349,168)	(410,805)
Proceeds from Federal Home Loan Bank stock redemption	84,378	6,491
Purchases of Federal Reserve and Federal Home Loan Bank stock	(88,260)	(6,285)
Proceeds from settlement of bank owned life insurance	3,185	1,873
Purchases of premises and equipment, net	(6,333)	(4,749)
Proceeds from sales of other real estate owned	229	426
Net cash used in investing activities	$(92,398)	$(698,936)
Financing activities
Net increase (decrease) in deposits	$596,543	$(315,718)
Net decrease in short-term borrowings	(128,214)	(23,241)
Proceeds from long-term debt	25,000	-
Repayments of long-term debt	(80)	(10,673)
Cash paid by employer for tax-withholding on stock issuance	(1,595)	(1,346)
Purchase of treasury stock	(4,944)	(14,713)
Cash dividends	(40,812)	(36,907)
Net cash provided by (used in) financing activities	$445,898	$(402,598)
Net increase (decrease) in cash and cash equivalents	$475,304	$(948,013)
Cash and cash equivalents at beginning of period	197,350	1,269,071
Cash and cash equivalents at end of period	$672,654	$321,058

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)
	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$78,130	$14,456
Income taxes paid, net of refund	26,663	41,903
Noncash investing activities:
Loans transferred to other real estate owned	$74	$-
Acquisitions:
Fair value of assets acquired, excluding acquired cash and goodwill	$1,417,392	$705
Fair value of liabilities assumed	1,380,386	-

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2023

1.	Description of Business

NBT Bancorp Inc. is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The principal assets of NBT Bancorp Inc. consist of all of the outstanding shares of common stock of its subsidiaries, including: NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II. The principal sources of revenue for NBT Bancorp Inc. are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings. Collectively, NBT Bancorp Inc. and its subsidiaries are referred to herein as (the “Company”).

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers.

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

Recently Adopted Accounting Standards

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2022-02, Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The ASU eliminates the guidance on Troubled Debt Restructurings (“TDRs”) and requires an evaluation on all loan modifications to determine if they result in a new loan or a continuation of the existing loan. The ASU also requires that entities disclose current-period gross charge-offs by year of origination. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. The amendments in this ASU were effective for the Company on January 1, 2023, with early adoption permitted. The Company adopted ASU 2022-02 on January 1, 2023 (“Day 1”) using the modified retrospective method and recorded a net increase to retained earnings of $0.5 million. The transition adjustment includes a $0.6 million impact to the allowance for credit losses on loans and a $0.1 million impact to the deferred tax asset.

Accounting Standards Issued Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were redundant, duplicative, overlapping, outdated, or superseded. The new guidance is intended to align GAAP requirements with those of the SEC. The ASU will become effective on the earlier of the date on which the SEC removes its disclosure requirements for the related disclosure or June 30, 2027. Early adoption is not permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

4.	Acquisitions

Salisbury Bancorp, Inc.

On August 11, 2023, the Company completed the acquisition of Salisbury Bancorp, Inc. (“Salisbury”) through the merger of Salisbury with and into the Company, with the Company surviving the merger, for $161.7 million in stock. Salisbury was a Connecticut-chartered commercial bank headquartered in Lakeville, Connecticut with 13 banking offices. The acquisition enhances the Company’s presence in Massachusetts’ Berkshire county, as well as extends its footprint into New York’s Dutchess, Orange and Ulster counties and in Connecticut’s Litchfield county. In connection with the acquisition, the Company issued 4.32 million shares and acquired approximately $1.46 billion of identifiable assets. Preliminary goodwill of $78.1 million was recognized as a result of the merger and is not amortizable or deductible for tax purposes. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. As a result of the full integration of the operations of Salisbury, it is not practicable to determine all revenue or net income included in the Company’s operating results relating to Salisbury since the date of acquisition as Salisbury results cannot be separately identified.

The Company determined that this acquisition constitutes a business combination and therefore was accounted for using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired, liabilities assumed and consideration paid at fair value based on management’s best estimates using information available at the date of the acquisition and these estimates are subject to adjustment based on updated information not available at the time of the acquisition. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Salisbury. Accrued income taxes, deferred taxes, and certain fixed assets associated with the Salisbury acquisition were recorded on a provisional basis and could vary from the actual recorded balance once market-based appraisals and tax provisions and returns are finalized.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

August 11, 2023
(In thousands)	Salisbury Bancorp, Inc.
Consideration:
Cash paid to shareholders (fractional shares)	$15
Common stock issuance	161,723
Total net consideration	$161,738

Recognized amounts of identifiable assets acquired and (liabilities) assumed:
Cash and cash equivalents	$48,665
Securities available for sale	122,667
Loans, net of allowance for credit losses on purchased credit deteriorated loans	1,174,237
Premises and equipment, net	15,254
Core deposit intangibles	31,188
Wealth management customer intangible	4,654
Bank owned life insurance	30,315
Other assets	37,083
Total identifiable assets acquired	$1,464,063

Deposits	$(1,308,976)
Borrowings	(55,461)
Other liabilities	(15,949)
Total liabilities assumed	$(1,380,386)

Total identifiable assets, net	$83,677

Goodwill	$78,061

The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. The Company used an independent valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities.

Cash and due from banks - The estimated fair value was determined to approximate the carrying amount of these assets.

Securities available for sale - The estimated fair value of the investment portfolio was based on quoted market prices and dealer quotes. The investment securities were sold immediately after the merger and no gains or losses were recorded.

Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis for non-purchased credit deteriorated (“non-PCD”) loans and for purchased credit deteriorated (“PCD”) loans. The valuation considered underlying characteristics including loan type, term, rate, payment schedule and credit rating. Other factors included assumptions related to prepayments, probability of default and loss given default. The discount rates applied were based on a build-up approach considering the funding mix, servicing costs, liquidity premium and factors related to performance risk.

Core deposit intangible - The core deposit intangible was valued utilizing the cost savings method approach, which recognizes the cost savings represented by the expense of maintaining the core deposit base versus the cost of an alternative funding source. The valuation incorporates assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.

Wealth management customer intangible - The wealth management customer intangible was valued utilizing the income approach, which employs a present value analysis, which calculates the expected after-tax cash flow benefits of the net revenues generated by the acquired customers over the expected lives of the acquired customers, discounted at a long-term market-oriented after-tax rate of return on investment. The value assigned to the acquired customers represents the future economic benefit from acquiring the customers (net of operating expenses).

Deposits - The fair value of noninterest bearing demand deposits, interest checking, money market and savings deposit accounts from Salisbury were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit (time deposit accounts) were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

Borrowings - The estimated fair value of short-term borrowings was determined to approximate stated value. Subordinated debt was valued using a discounted cash flow approach incorporating a discount rate that incorporated similar terms, maturity and credit rating.

Accounting for Acquired Loans
Acquired loans are classified into two categories PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on acquisition date, which is recognized as an expense through the provision for credit losses. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. A day 1 allowance for credit losses on non-PCD loans of $8.8 million was recorded through the provision for loan losses within the unaudited interim consolidated statements of income. The following table provides details related to the fair value of acquired PCD loans.

(In thousands)	PCD Loans
Par value of PCD loans at acquisition	$219,076
Allowance for credit losses at acquisition	5,772
Discount at acquisition	(24,512)
Fair value of PCD loans at acquisition	$200,336

Direct costs related to the acquisition were expensed as incurred. Merger and acquisition integration-related expenses were $7.9 million and $9.7 million during the three and nine months ended September 30, 2023, respectively. These amounts have been separately stated in the unaudited interim consolidated statements of income.

Supplemental Pro Forma Financial Information (Unaudited)

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and nine months ended September 30, 2023 and 2022, as if Salisbury had been acquired on January 1, 2023. This unaudited pro forma information combines the historical results of Salisbury with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total revenue, net of interest expense	$130,881	$147,621	$404,580	$427,440
Net income	12,182	43,374	81,859	127,209

5.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of available for sale (“AFS”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2023
U.S. treasury	$133,160	$-	$(11,565)	$121,595
Federal agency	248,392	-	(44,636)	203,756
State & municipal	96,449	-	(13,164)	83,285
Mortgage-backed:
Government-sponsored enterprises	412,257	-	(61,231)	351,026
U.S. government agency securities	74,812	6	(10,076)	64,742
Collateralized mortgage obligations:
Government-sponsored enterprises	463,436	2	(63,389)	400,049
U.S. government agency securities	164,418	-	(31,056)	133,362
Corporate	48,432	-	(7,215)	41,217
Total AFS securities	$1,641,356	$8	$(242,332)	$1,399,032
As of December 31, 2022
U.S. treasury	$132,891	$-	$(11,233)	$121,658
Federal agency	248,419	-	(42,000)	206,419
State & municipal	97,036	5	(14,190)	82,851
Mortgage-backed:
Government-sponsored enterprises	454,177	9	(54,675)	399,511
U.S. government agency securities	81,844	15	(7,676)	74,183
Collateralized mortgage obligations:
Government-sponsored enterprises	498,021	9	(59,473)	438,557
U.S. government agency securities	171,090	-	(21,284)	149,806
Corporate	60,404	-	(6,164)	54,240
Total AFS securities	$1,743,882	$38	$(216,695)	$1,527,225

There was no allowance for credit losses on AFS securities as of September 30, 2023 and December 31, 2022.

During the three months ended September 30, 2023, there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings. During the nine months ended September 30, 2023, there were $4.5 million of gross realized losses reclassified out of AOCI and into earnings and the Company incurred a $5.0 million loss on the write-off of an AFS corporate debt security from a subordinated debt investment of a financial institution that failed. These losses were reclassified out of AOCI and into earnings in net securities losses in the consolidated statements of income. During the three and nine months ended September 30, 2022 there were no gains or losses reclassified out of AOCI and into earnings.

The amortized cost, estimated fair value and unrealized gains (losses) of held to maturity (“HTM”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2023
Federal agency	$100,000	$-	$(23,003)	$76,997
Mortgage-backed:
Government-sponsored enterprises	233,580	-	(45,066)	188,514
U.S. government agency securities	17,094	-	(1,328)	15,766
Collateralized mortgage obligations:
Government-sponsored enterprises	192,243	-	(18,562)	173,681
U.S. government agency securities	64,537	-	(13,259)	51,278
State & municipal	307,066	-	(29,316)	277,750
Total HTM securities	$914,520	$-	$(130,534)	$783,986
As of December 31, 2022
Federal agency	$100,000	$-	$(20,678)	$79,322
Mortgage-backed:
Government-sponsored enterprises	249,511	-	(36,819)	212,692
U.S. government agency securities	18,396	4	(619)	17,781
Collateralized mortgage obligations:
Government-sponsored enterprises	207,738	200	(14,876)	193,062
U.S. government agency securities	66,628	-	(9,842)	56,786
State & municipal	277,244	5	(24,245)	253,004
Total HTM securities	$919,517	$209	$(107,079)	$812,647

At September 30, 2023 and December 31, 2022, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of September 30, 2023 and December 31, 2022 because the expectation of nonrepayment of the amortized cost was zero, except for state & municipal securities, which such expected losses from nonrepayment were immaterial.

The Company recorded no gains from calls on HTM securities for the three months ended September 30, 2023 and 2022. The Company recorded no gains from calls on HTM securities for the nine months ended September 30, 2023. Included in net realized gains (losses), the Company recorded gains from calls on HTM securities of approximately $4 thousand for the nine months ended September 30, 2022.

AFS and HTM securities with amortized costs totaling $1.99 billion at September 30, 2023 and $1.73 billion at December 31, 2022 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at September 30, 2023 and December 31, 2022, AFS and HTM securities with an amortized cost totaling $157.4 million and $149.5 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Three Months Ended September 30,
(In thousands)	2023	2022
Net (losses) recognized on equity securities	$(183)	$(148)
Less: Net (losses) recognized on equity securities sold during the period	-	-
Unrealized (losses) recognized on equity securities still held	$(183)	$(148)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net (losses) recognized on equity securities	$(372)	$(918)
Less: Net (losses) recognized on equity securities sold during the period	-	-
Unrealized (losses) recognized on equity securities still held	$(372)	$(918)

As of September 30, 2023 and December 31, 2022, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of September 30, 2023 and 2022. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and nine months ended September 30, 2023 and 2022.

The following table sets forth information with regard to contractual maturities of debt securities at September 30, 2023:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$16,971	$16,676
From one to five years	509,520	447,316
From five to ten years	423,813	359,342
After ten years	691,052	575,698
Total AFS debt securities	$1,641,356	$1,399,032
HTM debt securities:
Within one year	$88,319	$88,240
From one to five years	100,237	95,052
From five to ten years	279,872	234,309
After ten years	446,092	366,385
Total HTM debt securities	$914,520	$783,986

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2023 and December 31, 2022.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of September 30, 2023
AFS securities:
U.S. treasury	$-	$-	-	$121,595	$(11,565)	8	$121,595	$(11,565)	8
Federal agency	-	-	-	203,756	(44,636)	16	203,756	(44,636)	16
State & municipal	747	(21)	1	82,538	(13,143)	66	83,285	(13,164)	67
Mortgage-backed	463	(7)	25	414,686	(71,300)	157	415,149	(71,307)	182
Collateralized mortgage obligations	3,825	(31)	6	528,324	(94,414)	118	532,149	(94,445)	124
Corporate	1,344	(101)	1	39,873	(7,114)	14	41,217	(7,215)	15
Total securities with unrealized losses	$6,379	$(160)	33	$1,390,772	$(242,172)	379	$1,397,151	$(242,332)	412

HTM securities:
Federal agency	$-	$-	-	$76,997	$(23,003)	4	$76,997	$(23,003)	4
Mortgage-backed	11,610	(975)	1	192,576	(45,419)	33	204,186	(46,394)	34
Collateralized mortgage obligation	8,834	(134)	2	216,125	(31,687)	53	224,959	(31,821)	55
State & municipal	24,593	(1,080)	31	164,058	(28,236)	193	188,651	(29,316)	224
Total securities with unrealized losses	$45,037	$(2,189)	34	$649,756	$(128,345)	283	$694,793	$(130,534)	317

As of December 31, 2022
AFS securities:
U.S. treasury	$55,616	$(3,864)	5	$66,042	$(7,369)	3	$121,658	$(11,233)	8
Federal agency	-	-	-	206,419	(42,000)	16	206,419	(42,000)	16
State & municipal	3,679	(341)	2	78,395	(13,849)	64	82,074	(14,190)	66
Mortgage-backed	204,447	(15,048)	149	267,926	(47,303)	32	472,373	(62,351)	181
Collateralized mortgage obligations	211,612	(14,458)	77	374,376	(66,299)	49	585,988	(80,757)	126
Corporate	34,434	(2,970)	12	19,806	(3,194)	6	54,240	(6,164)	18
Total securities with unrealized losses	$509,788	$(36,681)	245	$1,012,964	$(180,014)	170	$1,522,752	$(216,695)	415

HTM securities:
Federal agency	$-	$-	-	$79,322	$(20,678)	4	$79,322	$(20,678)	4
Mortgage-backed	91,417	(9,096)	21	138,936	(28,342)	13	230,353	(37,438)	34
Collateralized mortgage obligations	191,644	(13,863)	47	48,289	(10,855)	8	239,933	(24,718)	55
State & municipal	110,727	(4,930)	149	82,949	(19,315)	76	193,676	(24,245)	225
Total securities with unrealized losses	$393,788	$(27,889)	217	$349,496	$(79,190)	101	$743,284	$(107,079)	318

The Company does not believe the AFS securities that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, which consisted of 412 and 415 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of September 30, 2023 and December 31, 2022, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk- free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $3.9 million at September 30, 2023 and $4.2 million at December 31, 2022 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of September 30, 2023 and December 31, 2022. There was no accrued interest reversed against interest income for the three and nine months ended September 30, 2023 or the year ended December 31, 2022 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, 66% and 70%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free,” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2023 and December 31, 2022. The remaining HTM debt securities at September 30, 2023 and December 31, 2022 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the Current Expected Credit Losses (“CECL”) approach, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of September 30, 2023 and December 31, 2022. AIR on HTM debt securities totaled $3.8 million at September 30, 2023 and December 31, 2022 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

6.	Allowance for Credit Losses and Credit Quality of Loans

As described in Note 3 Recent Accounting Pronouncements, the Company’s adoption of ASU 2022-02 resulted in an insignificant change to its methodology for estimating the allowance for credit losses on TDRs. The Day 1 decrease in allowance for credit loss on TDR loans relating to adoption of ASU 2022-02 was $0.6 million.

The allowance for credit losses totaled $114.6 million at September 30, 2023, compared to $100.8 million at December 31, 2022. The allowance for credit losses as a percentage of loans was 1.19% at September 30, 2023, compared to 1.24% at December 31, 2022.

During the first quarter of 2023, the Company made adjustments to the class segments within the portfolios to better align risk characteristics and reflect the monitoring and assessment of risks as the portfolios continue to evolve. Paycheck Protection Program was consolidated with Commercial & Industrial, as the portfolio had decreased to less than $1 million and no longer warranted a material class segment. The Other Consumer class segment was further separated into Residential Solar and Other Consumer. The growth in our Residential Solar loans warranted evaluation of this class separately from the Other Consumer class segments. The change to the class segments was applied retrospectively and did not have a significant impact on the allowance for loan losses. The following table illustrates the portfolio and class segments for the Company’s loan portfolio:

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

The quantitative model as of September 30, 2023 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model, particularly significant unknowns relating to downside risks as of the measurement date. The baseline outlook projected a relatively low unemployment rate of 3.7%, rising modestly to 4.13% by the end of the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the fourth quarter of 2023 at 3.5%, decreasing slightly to 2.9%, and then increasing to 3.8% by the end of the forecast period. Other utilized economic variables remained stable overall, with outlooks for annualized growth in retail sales improving, business output slightly deteriorating, and housing starts staying relatively unchanged. Key assumptions in the baseline economic outlook include the economy being at full employment in the coming quarters, recent bank failures not being symptomatic of broader issues in the financial system, and the reduction in the Federal Reserve’s balance sheet remaining on autopilot. The alternative downside scenario assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment increases to 5.1% in the fourth quarter of 2023 and rises to a peak of 6.9% in the fourth quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of September 30, 2023. At September 30, 2023, the weightings were 70%, 0%, and 30% for the baseline, upside and downside economic forecasts, respectively. Qualitative adjustments were made for isolated model limitations related to modeled inputs given abnormally high historical retail sales and business output growth rates in prior quarters along with low unemployment. Additionally, a qualitative adjustment for inflation is applied to adjust for potential model limitations arising from the use of a macroeconomic variable denominated in nominal dollar terms as well as a qualitative adjustment for potential weakness in auto and commercial real estate collateral values. These factors were considered through separate quantitative processes and incorporated into the estimate of current expected credit losses at September 30, 2023.

The quantitative model as of June 30, 2023 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model, particularly significant unknowns relating to downside risks as of the measurement date. The baseline outlook reflected an unemployment rate environment at pre-coronavirus (“COVID-19”) pandemic levels of 3.8% and increasing gradually to 4.2% by the end of the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the third quarter of 2023 at about 3.6% and reach 4.1% by the end of the forecast period. Other utilized economic variables worsened overall, with outlooks for annualized growth in retail sales and business output declining from the prior quarter and housing starts staying relatively unchanged. Key assumptions in the baseline economic outlook include the economy being at full employment in the coming quarters, recent bank failures not being symptomatic of broader issues in the financial system, and the reduction in the Federal Reserve’s balance sheet remaining on autopilot. The alternative downside scenario assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment increases to 5.2% in the third quarter of 2023 and rises to a peak of 7.0% in the third quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2023. At June 30, 2023, the weightings were 60%, 0% and 40% for the baseline, upside and downside economic forecasts, respectively. Qualitative adjustments were made for isolated model limitations related to modeled inputs given abnormally high retail sales and business output growth rates in prior quarters along with low unemployment. Additionally, a qualitative adjustment for inflation is applied to adjust for potential model limitations arising from the use of a macroeconomic variable denominated in nominal dollar terms as well as a qualitative adjustment for potential weakness in auto collateral values. These factors were considered through separate quantitative processes and incorporated into the estimate of current expected credit losses at June 30, 2023.

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

There were $219.5 million of PCD loans acquired from Salisbury during the three and nine months ended September 30, 2023 which resulted in an allowance for credit losses at acquisition of $5.8 million. There were no loans purchased with credit deterioration during the year ended December 31, 2022. During 2023, the Company purchased $2.4 million of residential loans at a 7.01% premium with a $17 thousand allowance for credit losses recorded for these loans. During 2022, the Company purchased $11.5 million of residential loans at a 1.53% premium and $50.1 million in consumer loans at par with an allowance for credit losses recorded on the purchase date of $3.2 million.

The Company made a policy election to report AIR in the other assets line item on the balance sheet. AIR on loans totaled $32.5 million at September 30, 2023 and $25.0 million at December 31, 2022 and there was no estimated allowance for credit losses related to AIR as of September 30, 2023 and December 31, 2022.

The following tables present the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of June 30, 2023	$36,963	$47,883	$15,554	$100,400
Allowance for credit loss on PCD acquired loans	5,300	19	453	5,772
Charge-offs	(138)	(6,167)	(16)	(6,321)
Recoveries	474	1,549	94	2,117
Provision	4,121	3,990	4,522	12,633
Ending balance as of September 30, 2023	$46,720	$47,274	$20,607	$114,601

Balance as of June 30, 2022	$32,358	$44,940	$16,302	$93,600
Charge-offs	(624)	(3,951)	(118)	(4,693)
Recoveries	1,282	1,924	203	3,409
Provision	(60)	5,397	(853)	4,484
Ending balance as of September 30, 2022	$32,956	$48,310	$15,534	$96,800

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of January 1, 2023 (after adoption of ASU 2022-02)	$34,662	$50,951	$14,539	$100,152
Allowance for credit loss on PCD acquired loans	5,300	19	453	5,772
Charge-offs	(514)	(16,346)	(460)	(17,320)
Recoveries	1,112	4,367	370	5,849
Provision	6,160	8,283	5,705	20,148
Ending balance as of September 30, 2023	$46,720	$47,274	$20,607	$114,601

Balance as of December 31, 2021	$28,941	$44,253	$18,806	$92,000
Charge-offs	(1,659)	(11,051)	(520)	(13,230)
Recoveries	2,212	5,693	655	8,560
Provision	3,462	9,415	(3,407)	9,470
Ending balance as of September 30, 2022	$32,956	$48,310	$15,534	$96,800

The allowance for credit losses as of September 30, 2023 increased compared to the allowance estimates as of December 31, 2022 and June 30, 2023 due to the day 1 $14.5 million of allowance for acquired Salisbury loans which included both the $8.8 million of non-PCD allowance recognized through the provision for loan losses and the $5.8 million of PCD allowance reclassified from loans. The increase in the allowance for credit losses from December 31, 2022 and June 30, 2023 to September 30, 2023 was due to an increase in loan balances and a modest deterioration in the economic forecast. The provision expense for the three and nine months ended September 30, 2023 includes the $8.8 million of acquisition-related provision for credit losses.

Individually Evaluated Loans

As of September 30, 2023, there was one relationship identified to be evaluated for loss on an individual basis which had an amortized cost basis of $1.9 million, with no allowance for credit loss. As of December 31, 2022, two different relationships were identified to be evaluated for loss on an individual basis, which in aggregate, had an amortized cost basis of $2.4 million, with no allowance for credit loss.
The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of September 30, 2023
Commercial loans:
C&I	$737	$99	$-	$836	$3,753	$1,456,241	$1,460,830
CRE	19,661	18	-	19,679	4,660	3,375,132	3,399,471
Total commercial loans	$20,398	$117	$-	$20,515	$8,413	$4,831,373	$4,860,301
Consumer loans:
Auto	$8,974	$1,402	$514	$10,890	$1,652	$1,056,554	$1,069,096
Residential solar	3,449	938	506	4,893	373	928,816	934,082
Other consumer	2,594	1,498	1,496	5,588	402	186,214	192,204
Total consumer loans	$15,017	$3,838	$2,516	$21,371	$2,427	$2,171,584	$2,195,382
Residential	$4,075	$326	$1,012	$5,413	$9,896	$2,596,383	$2,611,692
Total loans	$39,490	$4,281	$3,528	$47,299	$20,736	$9,599,340	$9,667,375

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2022
Commercial loans:
C&I	$342	$99	$4	$445	$2,244	$1,238,468	$1,241,157
CRE	336	96	-	432	5,780	2,689,196	2,695,408
Total commercial loans	$678	$195	$4	$877	$8,024	$3,927,664	$3,936,565
Consumer loans:
Auto	$8,640	$1,393	$785	$10,818	$1,494	$950,389	$962,701
Residential solar	2,858	731	474	4,063	79	852,656	856,798
Other consumer	3,483	1,838	1,789	7,110	94	272,384	279,588
Total consumer loans	$14,981	$3,962	$3,048	$21,991	$1,667	$2,075,429	$2,099,087
Residential	$2,496	$555	$771	$3,822	$7,542	$2,103,131	$2,114,495
Total loans	$18,155	$4,712	$3,823	$26,690	$17,233	$8,106,224	$8,150,147

As of September 30, 2023 and December 31, 2022, there were $1.9 million and $1.1 million, respectively, of loans in nonaccrual that were specifically evaluated for individual expected credit loss without an allowance for credit losses.

Credit Quality Indicators

The Company has developed an internal loan grading system to evaluate and quantify the Company’s loan portfolio with respect to quality and risk. The system focuses on, among other things, financial strength of borrowers, experience and depth of borrower’s management, primary and secondary sources of repayment, payment history, nature of the business and outlook on particular industries. The internal grading system enables the Company to monitor the quality of the entire loan portfolio on a consistent basis and provide management with an early warning system, enabling timely recognition and response to problem loans and potential problem loans.

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

The following tables illustrate the Company’s credit quality by loan class by vintage and, beginning in 2023 with the Company’s January 1, 2023 adoption of ASU 2022-02, also includes gross charge-offs by loan class by vintage for the nine months ended September 30, 2023. Included in other consumer gross charge-offs, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2022 originations and $0.5 million in overdrawn deposit accounts reported as 2023 originations, for the nine months ended September 30, 2023.

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2023
C&I
By internally assigned grade:
Pass	$171,431	$302,023	$257,555	$164,254	$83,519	$75,504	$351,672	$2,666	$1,408,624
Special mention	-	3,110	415	3,494	655	11,151	10,676	-	29,501
Substandard	1,521	8	705	312	2,285	4,317	13,413	14	22,575
Doubtful	-	1	66	58	4	1	-	-	130
Total C&I	$172,952	$305,142	$258,741	$168,118	$86,463	$90,973	$375,761	$2,680	$1,460,830
Current-period gross charge-offs	$-	$(1)	$(5)	$(65)	$-	$(329)	$-	$-	$(400)
CRE
By internally assigned grade:
Pass	$278,517	$510,690	$549,056	$470,616	$329,634	$775,502	$276,477	$67,162	$3,257,654
Special mention	3,678	2,236	9,041	8,082	13,915	21,829	8,250	-	67,031
Substandard	384	191	6,887	3,202	3,093	44,750	1,549	14,730	74,786
Total CRE	$282,579	$513,117	$564,984	$481,900	$346,642	$842,081	$286,276	$81,892	$3,399,471
Current-period gross charge-offs	$-	$-	$-	$-	$(114)	-	$-	$-	$(114)
Auto
By payment activity:
Performing	$369,178	$395,362	$176,026	$49,917	$56,455	$19,979	$13	$-	$1,066,930
Nonperforming	143	812	674	237	192	108	-	-	2,166
Total auto	$369,321	$396,174	$176,700	$50,154	$56,647	$20,087	$13	$-	$1,069,096
Current-period gross charge-offs	$(75)	$(827)	$(865)	$(283)	$(219)	$(243)	$-	$-	$(2,512)
Residential solar
By payment activity:
Performing	$155,132	$438,855	$182,153	$67,562	$48,362	$41,139	$-	$-	$933,203
Nonperforming	-	594	59	56	72	98	-	-	879
Total residential solar	$155,132	$439,449	$182,212	$67,618	$48,434	$41,237	$-	$-	$934,082
Current-period gross charge-offs	$(121)	$(1,244)	$(696)	$(45)	$(447)	$(193)	$-	$-	$(2,746)
Other consumer
By payment activity:
Performing	$11,221	$31,813	$68,732	$24,152	$17,234	$18,599	$18,552	$3	$190,306
Nonperforming	-	490	742	147	139	347	1	32	1,898
Total other consumer	$11,221	$32,303	$69,474	$24,299	$17,373	$18,946	$18,553	$35	$192,204
Current-period gross charge-offs	$(561)	$(2,788)	$(5,742)	$(1,099)	$(595)	$(303)	$-	$-	$(11,088)
Residential
By payment activity:
Performing	$149,700	$363,044	$457,105	$272,533	$171,854	$904,002	$265,049	$17,497	$2,600,784
Nonperforming	144	442	1,226	314	462	8,320	-	-	10,908
Total residential	$149,844	$363,486	$458,331	$272,847	$172,316	$912,322	$265,049	$17,497	$2,611,692
Current-period gross charge-offs	$-	$-	$(81)	$-	$-	$(379)	$-	$-	$(460)
Total loans	$1,141,049	$2,049,671	$1,710,442	$1,064,936	$727,875	$1,925,646	$945,652	$102,104	$9,667,375
Current-period gross charge-offs	$(757)	$(4,860)	$(7,389)	$(1,492)	$(1,375)	$(1,447)	$-	$-	$(17,320)

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
C&I
By internally assigned grade:
Pass	$296,562	$252,480	$164,976	$91,497	$39,394	$32,413	$327,166	$3,133	$1,207,621
Special mention	1,044	524	4,531	194	1,108	417	5,234	-	13,052
Substandard	76	459	231	3,098	91	3,969	12,348	163	20,435
Doubtful	-	20	-	28	-	1	-	-	49
Total C&I	$297,682	$253,483	$169,738	$94,817	$40,593	$36,800	$344,748	$3,296	$1,241,157
CRE
By internally assigned grade:
Pass	$374,313	$465,990	$439,012	$333,568	$217,141	$566,783	$201,563	$24,735	$2,623,105
Special mention	605	764	868	2,641	4,649	24,023	850	-	34,400
Substandard	309	-	2,316	3,937	1,822	23,819	713	4,987	37,903
Total CRE	$375,227	$466,754	$442,196	$340,146	$223,612	$614,625	$203,126	$29,722	$2,695,408
Auto
By payment activity:
Performing	$488,776	$239,090	$75,853	$99,615	$44,061	$13,027	$-	$-	$960,422
Nonperforming	590	655	404	385	216	29	-	-	2,279
Total auto	$489,366	$239,745	$76,257	$100,000	$44,277	$13,056	$-	$-	$962,701
Residential solar
By Payment Activity:
Performing	$485,942	$193,971	$74,532	$54,662	$36,119	$11,019	$-	$-	$856,245
Nonperforming	320	98	50	25	16	44	-	-	553
Total residential solar	$486,262	$194,069	$74,582	$54,687	$36,135	$11,063	$-	$-	$856,798
Other consumer
By payment activity:
Performing	$52,545	$110,624	$36,412	$27,383	$15,536	$15,735	$19,218	$250	$277,703
Nonperforming	238	838	395	247	57	87	8	15	1,885
Total other consumer	$52,783	$111,462	$36,807	$27,630	$15,593	$15,822	$19,226	$265	$279,588
Residential
By payment activity:
Performing	$251,012	$349,498	$212,161	$156,957	$157,755	$717,621	$233,056	$28,122	$2,106,182
Nonperforming	267	384	408	555	1,028	5,651	-	20	8,313
Total residential	$251,279	$349,882	$212,569	$157,512	$158,783	$723,272	$233,056	$28,142	$2,114,495
Total loans	$1,952,599	$1,615,395	$1,012,149	$774,792	$518,993	$1,414,638	$800,156	$61,425	$8,150,147

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for losses on unfunded commitments totaled $4.8 million as of September 30, 2023, which included $0.8 million of acquisition-related provision for unfunded loan commitments, compared to $5.1 million as of December 31, 2022.

Loan Modifications to Borrowers Experiencing Financial Difficulties

As discussed in Note 3 Recent Accounting Pronouncements, the Company’s January 1, 2023 adoption of ASU 2022-02 eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, the Company no longer recognizes an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows when a loan is restructured. The adoption of ASU 2022-02 resulted in a change to reporting for loan modifications to borrowers experiencing financial difficulties. With the adoption of ASU 2022-02 these modifications required enhanced reporting on the type of modifications granted and the financial magnitude of the concessions granted.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended September 30, 2023
	Interest Rate Reduction		Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$31	0.001%	$145	0.006%	$-	-
Total	$31		$145		$-

	Nine Months Ended September 30, 2023
	Interest Rate Reduction		Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$31	0.001%	$386	0.015%	$165	0.006%
Total	$31		$386		$165

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulties:

Three Months Ended September 30, 2023
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 17 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Interest rates were reduced by an average of one percent

Nine Months Ended September 30, 2023
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 15 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Interest rates were reduced by an average of two and a quarter percent

The following table depicts the financing receivables that had a payment default that were modified to borrowers experiencing financial difficulty since the adoption of ASU 2022-02 effective January 1, 2023:

Three Months Ended September 30, 2023
Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
(In thousands)	Interest Rate Reduction
Residential	$31
Total	$31

Nine Months Ended September 30, 2023
Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
(In thousands)	Interest Rate Reduction
Residential	$31
Total	$31

The following table depicts the performance of loans that have been modified since the adoption of ASU 2022-02 effective January 1, 2023:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
Three Months Ended September 30, 2023
Residential	$145	$31	$-	$-
Total	$145	$31	$-	$-

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
Nine Months Ended September 30, 2023
Residential	$549	$31	$-	$-
Total	$549	$31	$-	$-

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

The following table illustrates the recorded investments and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential	6	$613	$682	10	$829	$928
Total TDRs	6	$613	$682	10	$829	$928

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the period:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
C&I	1	$320	1	$320
Total commercial loans	1	$320	1	$320
Consumer loans:
Auto	-	$-	1	$11
Total consumer loans	-	$-	1	$11
Residential	18	$869	44	$2,320
Total TDRs	19	$1,189	46	$2,651

7.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at September 30, 2023. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives of Alliance Financial Corporation (“Alliance”) when the Company acquired Alliance. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the pension and other benefits plans during the three and nine months ended September 30, 2023 and 2022.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Components of net periodic cost (benefit):
Service cost	$476	$506	$1	$2
Interest cost	999	690	56	42
Expected return on plan assets	(1,844)	(2,220)	-	-
Net amortization	669	183	(21)	2
Total net periodic cost (benefit)	$300	$(841)	$36	$46

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Components of net periodic cost (benefit):
Service cost	$1,440	$1,574	$3	$6
Interest cost	3,019	2,078	168	124
Expected return on plan assets	(5,550)	(6,676)	-	-
Net amortization	2,009	553	(63)	4
Total net periodic cost (benefit)	$918	$(2,471)	$108	$134

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

The following is a reconciliation of basic and diluted EPS and the anti-dilutive stock options and restricted stock outstanding for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended September 30,
(In thousands, except per share data)	2023	2022
Basic EPS:
Weighted average common shares outstanding	45,163	42,838
Net income available to common stockholders	$24,606	$38,973
Basic EPS	$0.54	$0.91

Diluted EPS:
Weighted average common shares outstanding	45,163	42,838
Dilutive effect of common stock options and restricted stock	236	273
Weighted average common shares and common share equivalents	45,399	43,111
Net income available to common stockholders	$24,606	$38,973
Diluted EPS	$0.54	$0.90

Anti-dilutive stock options and restricted stock outstanding	27	2

	Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022
Basic EPS:
Weighted average common shares outstanding	43,662	42,940
Net income available to common stockholders	$88,336	$115,874
Basic EPS	$2.02	$2.70

Diluted EPS:
Weighted average common shares outstanding	43,662	42,940
Dilutive effect of common stock options and restricted stock	234	254
Weighted average common shares and common share equivalents	43,896	43,194
Net income available to common stockholders	$88,336	$115,874
Diluted EPS	$2.01	$2.68

Anti-dilutive stock options and restricted stock outstanding	25	2

9.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	September 30, 2023	September 30, 2022
AFS securities:
Amortization of unrealized gains related to securities transfer	$105	$125	Interest income
Tax effect	$(26)	$(31)	Income tax (benefit)
Net of tax	$79	$94

Pension and other benefits:
Amortization of net losses	$638	$156	Other noninterest expense
Amortization of prior service costs	10	29	Other noninterest expense
Tax effect	$(162)	$(47)	Income tax (benefit)
Net of tax	$486	$138

Total reclassifications, net of tax	$565	$232

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line item in the Consolidated Statements of Comprehensive Income (Loss)
	Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022
AFS securities:
Losses on AFS securities	$9,450	$-	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	328	393	Interest income
Tax effect	$(2,445)	$(98)	Income tax (benefit)
Net of tax	$7,333	$295

Pension and other benefits:
Amortization of net losses	$1,918	$470	Other noninterest expense
Amortization of prior service costs	28	87	Other noninterest expense
Tax effect	$(487)	$(140)	Income tax (benefit)
Net of tax	$1,459	$417

Total reclassifications, net of tax	$8,792	$712

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

In 2017, the U.K. Financial Conduct Authority announced its intention to stop compelling banks to submit rates for the calculation of London Interbank Offered Rate (“LIBOR”) after 2021. In 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on the Secured Overnight Financing Rate (“SOFR”) that replaced LIBOR in certain financial contracts after June 30, 2023. As of September 30, 2023, the Company has transitioned all of its financial instruments to an alternative benchmark rate.

As of September 30, 2023 and December 31, 2022, the Company had twelve and fifteen risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of September 30, 2023
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,304,523	Other assets	$143,716	$1,304,523	Other liabilities	$143,596
Risk participation agreements	62,467	Other assets	7	16,716	Other liabilities	3
Total derivatives not designated as hedging instruments			$143,723			$143,599
Netting adjustments(1)			30,583			-
Net derivatives in the balance sheet			$113,140			$143,599
Derivatives not offset on the balance sheet			$143			$143
Cash collateral(2)			-			-
Net derivative amounts			$112,997			$143,456
As of December 31, 2022
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,275,708	Other assets	$117,247	$1,275,708	Other liabilities	$117,247
Risk participation agreements	88,963	Other assets	47	18,421	Other liabilities	10
Total derivatives not designated as hedging instruments			$117,294			$117,257
Netting adjustments(1)			24,109			-
Net derivatives in the balance sheet			$93,185			$117,257
Derivatives not offset on the balance sheet			$352			$352
Cash collateral(2)			-			-
Net derivative amounts			$92,833			$116,905

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

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
(Decrease) in other income	$(65)	$(33)	$(65)	$(152)

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	September 30, 2023
Assets:
AFS securities
U.S. treasury	$121,595	$-	$-	$121,595
Federal agency	-	203,756	-	203,756
State & municipal	-	83,285	-	83,285
Mortgage-backed	-	415,768	-	415,768
Collateralized mortgage obligations	-	533,411	-	533,411
Corporate	-	41,217	-	41,217
Total AFS securities	$121,595	$1,277,437	$-	$1,399,032
Equity securities	34,600	1,000	-	35,600
Derivatives	-	113,140	-	113,140
Total	$156,195	$1,391,577	$-	$1,547,772

Liabilities:
Derivatives	$-	$143,599	$-	$143,599
Total	$-	$143,599	$-	$143,599

(In thousands)	Level 1	Level 2	Level 3	December 31, 2022
Assets:
AFS securities
U.S. treasury	$121,658	$-	$-	$121,658
Federal agency	-	206,419	-	206,419
State & municipal	-	82,851	-	82,851
Mortgage-backed	-	473,694	-	473,694
Collateralized mortgage obligations	-	588,363	-	588,363
Corporate	-	54,240	-	54,240
Total AFS securities	$121,658	$1,405,567	$-	$1,527,225
Equity securities	29,784	1,000	-	30,784
Derivatives	-	93,185	-	93,185
Total	$151,442	$1,499,752	$-	$1,651,194

Liabilities:
Derivatives	$-	$117,257	$-	$117,257
Total	$-	$117,257	$-	$117,257

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. The non-recurring fair value measurements recorded during the nine month period ended September 30, 2023 and the year ended December 31, 2022 were related to loans individually evaluated for expected credit losses with fair value of $1.9 million and $1.1 million as of September 30, 2023 and December 31, 2022, respectively. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		September 30, 2023		December 31, 2022
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$914,520	$783,986	$919,517	$812,647
Net loans	3	9,556,887	9,097,545	8,049,909	7,840,350
Financial liabilities:
Time deposits	2	$1,344,199	$1,301,989	$433,772	$413,868
Long-term debt	2	29,834	29,114	4,815	4,539
Subordinated debt	1	120,061	110,057	98,000	92,883
Junior subordinated debt	2	101,196	99,259	101,196	98,372

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those investments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $2.71 billion at September 30, 2023 and $2.42 billion at December 31, 2022.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $40.5 million at September 30, 2023 and $53.3 million at December 31, 2022. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s standby letters of credit was not significant.

NBT BANCORP INC. AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022 for an understanding of the following discussion and analysis. Operating results for the three and nine month periods ending September 30, 2023 are not necessarily indicative of the results of the full year ending December 31, 2023 or any future period.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions, including actual or potential stress in the banking industry, and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war, including international military conflicts, or terrorism; (8) the timely development and acceptance of new products and services and the perceived overall value of these products and services by users; (9) changes in consumer spending, borrowing and saving habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisition and integration of acquired businesses; (13) the possibility that NBT and Salisbury Bancorp, Inc. (“Salisbury”) may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes; (14) the ability to increase market share and control expenses; (15) changes in the competitive environment among financial holding companies; (16) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, and the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; (17) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (18) changes in the Company’s organization, compensation and benefit plans; (19) the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; (20) greater than expected costs or difficulties related to the integration of new products and lines of business; and (21) the Company’s success at managing the risks involved in the foregoing items.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. The quantitative model as of September 30, 2023, incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model, particularly significant unknowns relating to downside risks as of the measurement date. The baseline outlook projected a relatively low unemployment rate of 3.7% rising modestly to 4.13% by the end of the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the fourth quarter of 2023 at 3.5%, decreasing slightly to 2.9%, and then increasing to 3.8% by the end of the forecast period. The alternative downside scenario assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment increases to 5.1% in the fourth quarter of 2023 and rises to a peak of 6.9% in the fourth quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of September 30, 2023. All else held equal, the changes in the weightings of our forecasted scenarios would impact the amount of estimated allowance for credit losses through changes in the quantitative reserve and scenario-specific qualitative adjustments. To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of September 30, 2023, the Company attributed the change in scenario weightings to the change in the allowance for credit losses, with a 10% decrease to the downside scenario and a 10% increase to the baseline scenario causing a 3.9% decrease in the overall estimated allowance for credit losses. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of September 30, 2023, the Company increased the downside scenario to 100% which resulted in a 25% increase in the overall estimated allowance for credit losses.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company’s results for the three and nine months ended September 30, 2023:

●	the acquisition of Salisbury by the merger of Salisbury with and into the Company was completed on August 11, 2023;
●	net income for the three months ended September 30, 2023 was $24.6 million, down $14.4 million from the third quarter of 2022 and down $5.5 million from the second quarter of 2023;
●	diluted earnings per share of $0.54 for the three months ended September 30, 2023, down $0.36 from the third quarter of 2022 and down $0.16 from the second quarter of 2023;
●
excluding acquisition expenses, acquisition-related provision for credit losses and securities gains (losses), net income and diluted earnings per share for the three months ended September 30, 2023 were $38.3 million and $0.84, respectively;

●
excluding securities gains (losses), noninterest income represents 30% of total revenues and was $40.4 million for the three months ended September 30, 2023, up $3.1 million, or 8.3%, from the third quarter of 2022 and up $3.7 million, or 10.2%, from the second quarter of 2023;

●
noninterest expense, excluding $7.9 million of acquisition expenses in the third quarter of 2023 and $1.2 million in the second quarter of 2023, respectively, was up $6.2 million, or 8.1%, from the third quarter of 2022 and up $5.3 million, or 6.8%, from the second quarter of 2023;

●
period end total loans were $9.67 billion, up $1.52 billion from December 31, 2022, excluding the $1.18 billion of loans acquired from Salisbury, loans grew $337.2 million, or 5.5% annualized, since December 31, 2022;

●
period end total deposits were $11.40 billion, up $1.91 billion from December 31, 2022, excluding the $1.31 billion of deposits acquired from Salisbury, deposits increased $596.5 million, since December 31, 2022;

●	book value per share of $28.94 at September 30, 2023; tangible book value per share(1) was $20.39 at September 30, 2023, $21.55 at June 30, 2023 and $20.25 at September 30, 2022.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Salisbury Bancorp, Inc. Merger

On August 11, 2023, NBT completed its acquisition of Salisbury. Salisbury was a Connecticut-chartered commercial bank with 13 banking offices in northwestern Connecticut, the Hudson Valley region of New York, and southwestern Massachusetts. In connection with the acquisition, the Company issued 4.32 million shares and acquired approximately $1.46 billion of identifiable assets, including $1.18 billion of loans, $122.7 million in investment securities which were sold immediately after the merger, $31.2 million of core deposit intangibles and $4.7 million in a wealth management customer intangible, as well as $1.31 billion in deposits. As of the acquisition date, the fair value discount was $78.7 million for loans, net of the reclassification of the purchase credit deteriorated allowance, and was $3.0 million for subordinated debt, respectively.

Results of Operations

Net income for the three months ended September 30, 2023 was $24.6 million, or $0.54 per diluted common share, down $5.5 million from $30.1 million, or $0.70 per diluted common share for the three months ended June 30, 2023 and down $14.4 million from $39.0 million, or $0.90 per diluted common share for the third quarter of 2022.

●
Excluding the impact of acquisition expenses, acquisition-related provision for credit losses and securities gains (losses), the Company generated $0.84 per diluted share of earnings in the third quarter of 2023, compared to $0.91 per diluted share in the third quarter of 2022 and $0.80 per diluted share in the second quarter of 2023.

●
The Company incurred acquisition expenses of $7.9 million ($0.14 per diluted share) and $1.2 million ($0.02 per diluted share) related to the merger with Salisbury in the third quarter of 2023 and the second quarter of 2023, respectively.

Net income for the nine months ended September 30, 2023 was $88.3 million, or $2.01 per diluted common share, down $27.5 million from $115.9 million, or $2.68 per diluted common share for the nine months ended September 30, 2022.

●
Excluding the impact of acquisition expenses, acquisition-related provision for credit losses and securities gains (losses), the Company generated $2.53 per diluted share of earnings for the nine months ended September 30, 2023, compared to $2.70 per diluted share for the nine months ended September 30, 2022.

●
In the nine months ended September 30, 2023, the Company incurred a $4.5 million ($0.08 per diluted share) securities loss on the sale of two subordinated debt securities held in the available for sale (“AFS”) portfolio and a $5.0 million ($0.09 per diluted share) securities loss on the write-off of a subordinated debt security of a failed financial institution.

●	The Company incurred acquisition expenses of $9.7 million ($0.17 per diluted share) related to the merger with Salisbury in the nine months ended September 30, 2023.

The following table sets forth certain financial highlights:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Performance:
Diluted earnings per share	$0.54	$0.70	$0.90	$2.01	$2.68
Return on average assets(2)	0.76%	1.02%	1.33%	0.97%	1.31%
Return on average equity(2)	7.48%	9.91%	12.87%	9.54%	12.79%
Return on average tangible common equity(2)	10.73%	13.13%	17.12%	13.00%	17.00%
Net interest margin, fully taxable equivalent (“FTE”)(2)	3.21%	3.27%	3.51%	3.34%	3.22%
Capital:
Equity to assets	9.86%	10.18%	9.94%	9.86%	9.94%
Tangible equity ratio	7.15%	7.95%	7.64%	7.15%	7.64%
Book value per share	$28.94	$28.26	$27.00	$28.94	$27.00
Tangible book value per share	$20.39	$21.55	$20.25	$20.39	$20.25
Leverage ratio	10.23%	10.51%	10.21%	10.23%	10.21%
Common equity tier 1 capital ratio	11.31%	12.29%	12.17%	11.31%	12.17%
Tier 1 capital ratio	12.23%	13.35%	13.27%	12.23%	13.27%
Total risk-based capital ratio	14.45%	15.50%	15.50%	14.45%	15.50%

The following table provides non-GAAP reconciliations:

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Return on average tangible common equity:
Net income	$24,606	$30,072	$38,973	$88,336	$115,874
Amortization of intangible assets (net of tax)	1,206	344	408	1,952	1,294
Net income, excluding intangible amortization	$25,812	$30,416	$39,381	$90,288	$117,168
Average stockholders’ equity	$1,305,686	$1,217,306	$1,201,656	$1,238,192	$1,210,998
Less: average goodwill and other intangibles	350,912	287,974	289,296	309,309	289,366
Average tangible common equity	$954,774	$929,332	$912,360	$928,883	$921,632
Return on average tangible common equity(2)	10.73%	13.13%	17.12%	13.00%	17.00%
Tangible equity ratio:
Stockholders’ equity	$1,362,821	$1,210,493	$1,156,546	$1,362,821	$1,156,546
Intangibles	402,745	287,701	289,083	402,745	289,083
Assets	$13,827,628	$11,890,497	$11,640,742	$13,827,628	$11,640,742
Tangible equity ratio	7.15%	7.95%	7.64%	7.15%	7.64%
Tangible book value per share:
Stockholders’ equity	$1,362,821	$1,210,493	$1,156,546	$1,362,821	$1,156,546
Intangibles	402,745	287,701	289,083	402,745	289,083
Tangible equity	$960,076	$922,792	$867,463	$960,076	$867,463
Diluted common shares outstanding	47,088	42,827	42,839	47,088	42,839
Tangible book value per share	$20.39	$21.55	$20.25	$20.39	$20.25
(2)	Annualized.

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

Net interest income was $94.9 million for the third quarter of 2023, up $5.8 million, or 6.5%, from the previous quarter. The FTE net interest margin was 3.21% for the three months ended September 30, 2023, a decrease of 6 basis points (“bps”) from the previous quarter. Interest income increased $16.5 million, or 13.7%, as the yield on average interest-earning assets increased 21 bps from the prior quarter to 4.63%, while average interest-earning assets of $11.80 billion increased $819.7 million from the prior quarter, primarily due to the Salisbury acquisition and organic loan growth. Interest expense was up $10.7 million, or 33.9%, as the cost of interest-bearing liabilities increased 38 bps to 2.18% for the quarter ended September 30, 2023, driven by interest-bearing deposit costs increasing 49 bps. Included in net interest income was $1.4 million of acquisition-related net accretion which positively impacted net interest margin by 5 bps.

Net interest income was $94.9 million for the third quarter of 2023, up $0.4 million, or 0.4%, from the third quarter of 2022. The FTE net interest margin was 3.21% for the three months ended September 30, 2023, a decrease of 30 bps from the third quarter of 2022. Interest income increased $37.9 million, or 38.2%, as the yield on average interest-earning assets increased 95 bps from the same period in 2022 to 4.63%, while average interest-earning assets of $11.80 billion increased $1.08 billion from the third quarter of 2022 primarily due to the Salisbury acquisition and organic loan growth. Interest expense increased $37.5 million, or 791.0%, as the cost of interest-bearing liabilities increased 189 bps to 2.18% for the quarter ended September 30, 2023, driven by interest-bearing deposit costs increasing 165 bps, as well as a $533.9 million increase in the average balances of short-term borrowings and a 534 bps rate paid on those borrowings. Included in net interest income was $1.4 million of acquisition-related net accretion which positively impacted net interest margin by 5 bps.

Net interest income for the first nine months of 2023 was $279.0 million, up $16.6 million, or 6.3%, from the same period in 2022. FTE net interest margin was 3.34% for the nine months ended September 30, 2023, an increase of 12 bps from the same period in 2022. Interest income increased $97.0 million, or 35.3%, as the yield on average interest-earning assets increased 107 bps from the same period in 2022 to 4.44%, while average interest-earning assets of $11.24 billion increased $303.6 million primarily due to the Salisbury acquisition and organic loan growth partially offset by the decrease in short-term interest-bearing accounts (“excess liquidity”). Interest expense was up $80.3 million, or 643.4%, for the nine months ended September 30, 2023 as compared to the same period in 2022 driven by interest-bearing deposit costs increasing 118 bps, as well as a $483.6 million increase in the average balances of short-term borrowings and a 522 bps rate paid on those borrowings. Included in net interest income was $1.4 million of acquisition-related net accretion which positively impacted net interest margin by 2 bps.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$121,384	$1,304	4.26%	$191,463	$1,209	2.51%
Securities taxable(1)	2,364,809	11,314	1.90%	2,491,315	11,478	1.83%
Securities tax-exempt(1)(3)	219,427	1,850	3.34%	211,306	1,318	2.47%
Federal Reserve Bank and FHLB stock	53,841	917	6.76%	25,182	220	3.47%
Loans(2)(3)	9,043,582	122,277	5.36%	7,808,025	85,326	4.34%
Total interest-earning assets	$11,803,043	$137,662	4.63%	$10,727,291	$99,551	3.68%
Other assets	968,220			887,378
Total assets	$12,771,263			$11,614,669

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,422,451	$17,739	2.91%	$2,332,341	$877	0.15%
NOW deposit accounts	1,513,420	2,165	0.57%	1,548,115	800	0.21%
Savings deposits	1,707,094	176	0.04%	1,854,122	149	0.03%
Time deposits	1,178,352	10,678	3.60%	455,168	407	0.35%
Total interest-bearing deposits	$6,821,317	$30,758	1.79%	$6,189,746	$2,233	0.14%
Federal funds purchased	6,033	82	5.39%	1,522	13	3.39%
Repurchase agreements	71,516	253	1.40%	69,048	17	0.10%
Short-term borrowings	540,380	7,277	5.34%	6,440	54	3.33%
Long-term debt	29,800	294	3.91%	3,331	20	2.38%
Subordinated debt, net	109,160	1,612	5.86%	98,748	1,360	5.46%
Junior subordinated debt	101,196	1,923	7.54%	101,196	1,039	4.07%
Total interest-bearing liabilities	$7,679,402	$42,199	2.18%	$6,470,031	$4,736	0.29%
Demand deposits	$3,498,424			$3,708,131
Other liabilities	287,751			234,851
Stockholders’ equity	1,305,686			1,201,656
Total liabilities and stockholders’ equity	$12,771,263			$11,614,669
Net interest income (FTE)		$95,463			$94,815
Interest rate spread			2.45%			3.39%
Net interest margin (FTE)			3.21%			3.51%
Taxable equivalent adjustment		$568			$337
Net interest income		$94,895			$94,478

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

Nine Months Ended	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$61,677	$1,751	3.80%	$575,517	$2,742	0.64%
Securities taxable(1)	2,400,237	34,218	1.91%	2,406,042	31,460	1.75%
Securities tax-exempt(1)(3)	207,812	4,675	3.01%	242,033	3,664	2.02%
Federal Reserve Bank and FHLB stock	48,860	2,282	6.24%	25,064	654	3.49%
Loans(2)(3)	8,516,793	330,314	5.19%	7,683,159	237,290	4.13%
Total interest-earning assets	$11,235,379	$373,240	4.44%	$10,931,815	$275,810	3.37%
Other assets	880,655			905,931
Total assets	$12,116,034			$11,837,746

Liabilities and stockholders’ equity:
Money market deposit accounts	$2,207,126	$36,107	2.19%	$2,541,927	$2,801	0.15%
NOW deposit accounts	1,525,089	4,989	0.44%	1,570,318	1,260	0.11%
Savings deposits	1,732,205	462	0.04%	1,831,485	442	0.03%
Time deposits	893,407	20,330	3.04%	475,966	1,328	0.37%
Total interest-bearing deposits	$6,357,827	$61,888	1.30%	$6,419,696	$5,831	0.12%
Federal funds purchased	32,784	1,266	5.16%	513	13	3.39%
Repurchase agreements	66,162	416	0.84%	67,279	46	0.09%
Short-term borrowings	485,804	18,975	5.22%	2,170	54	3.33%
Long-term debt	22,373	631	3.77%	7,509	140	2.49%
Subordinated debt, net	101,114	4,281	5.66%	98,641	4,078	5.53%
Junior subordinated debt	101,196	5,372	7.10%	101,196	2,325	3.07%
Total interest-bearing liabilities	$7,167,260	$92,829	1.73%	$6,697,004	$12,487	0.25%
Demand deposits	$3,439,275			$3,709,761
Other liabilities	271,307			219,983
Stockholders’ equity	1,238,192			1,210,998
Total liabilities and stockholders’ equity	$12,116,034			$11,837,746
Net interest income (FTE)		$280,411			$263,323
Interest rate spread			2.71%			3.12%
Net interest margin (FTE)			3.34%			3.22%
Taxable equivalent adjustment		$1,365			$912
Net interest income		$279,046			$262,411

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to a FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended September 30,	Increase (Decrease) 2023 over 2022
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$(549)	$644	$95
Securities taxable	(596)	432	(164)
Securities tax-exempt	52	480	532
Federal Reserve Bank and FHLB stock	380	317	697
Loans	14,784	22,167	36,951
Total FTE interest income	$14,072	$24,039	$38,111
Money market deposit accounts	$35	$16,827	$16,862
NOW deposit accounts	(18)	1,383	1,365
Savings deposits	(13)	40	27
Time deposits	1,522	8,749	10,271
Federal funds purchased	58	11	69
Repurchase agreements	1	235	236
Short-term borrowings	7,171	52	7,223
Long-term debt	253	21	274
Subordinated debt, net	150	102	252
Junior subordinated debt	-	884	884
Total FTE interest expense	$9,158	$28,305	$37,463
Change in FTE net interest income	$4,914	$(4,266)	$648

Nine Months Ended September 30,	Increase (Decrease) 2023 over 2022
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$(4,300)	$3,309	$(991)
Securities taxable	(76)	2,834	2,758
Securities tax-exempt	(575)	1,586	1,011
Federal Reserve Bank and FHLB stock	889	739	1,628
Loans	27,708	65,316	93,024
Total FTE interest income	$23,645	$73,785	$97,430
Money market deposit accounts	$(417)	$33,723	$33,306
NOW deposit accounts	(37)	3,766	3,729
Savings deposits	(25)	45	20
Time deposits	2,075	16,927	19,002
Federal funds purchased	1,243	10	1,253
Repurchase agreements	(1)	371	370
Short-term borrowings	18,873	48	18,921
Long-term debt	390	101	491
Subordinated debt, net	103	100	203
Junior subordinated debt	-	3,047	3,047
Total FTE interest expense	$22,204	$58,138	$80,342
Change in net FTE interest income	$1,442	$15,646	$17,088

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Service charges on deposit accounts	$3,979	$3,581	$11,260	$11,032
Card services income	5,503	5,654	15,469	24,100
Retirement plan administration fees	12,798	11,496	35,995	37,451
Wealth management	9,297	8,402	25,611	25,294
Insurance services	4,361	3,892	12,008	11,258
Bank owned life insurance income	1,568	1,560	4,974	4,625
Net securities (losses)	(183)	(148)	(9,822)	(914)
Other	2,913	2,735	8,195	8,641
Total noninterest income	$40,236	$37,172	$103,690	$121,487

Noninterest income for the three months ended September 30, 2023 was $40.2 million, up $8.2 million, or 25.6%, from the prior quarter and up $3.1 million, or 8.2%, from the third quarter of 2022. Excluding net securities gains (losses), noninterest income for the three months ended September 30, 2023 was $40.4 million, up $3.7 million, or 10.2%, from the prior quarter and up $3.1 million, or 8.3%, from the third quarter of 2022. The increase from the prior quarter was primarily driven by an increase in card services income, retirement plan administration, wealth management fees and insurance services. The increase from the third quarter of 2022 was driven by an increase in retirement plan administration, wealth management and insurance services fees. The increase in retirement plan administration from both the prior quarter and the third quarter of 2022 was due primarily to seasonal activity-based fees in the quarter, favorable market conditions, new account growth and the acquisition of Retirement Direct, LLC on July 1, 2023. Wealth management fees increased from both the prior quarter and the third quarter of 2022 due primarily to the Salisbury acquisition and seasonal activity-based fees.

Noninterest income for the nine months ended September 30, 2023 was $103.7 million, down $17.8 million, or 14.6%, from the same period in 2022. During the nine months ended September 30, 2023, the Company incurred a $4.5 million securities loss on the sale of two subordinated debt securities held in the AFS portfolio and a $5.0 million securities loss on the write-off of a subordinated debt security of a failed financial institution. Excluding net securities gains (losses), noninterest income for the nine months ended September 30, 2023 was $113.5 million, down $8.9 million, or 7.3%, from the same period in 2022. The decrease from the prior year was primarily due to lower card services income from the impact of the statutory price cap provisions of the Durbin Amendment of approximately $8.0 million and lower retirement plan administration fees driven by a decrease in certain activity-based fees.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Salaries and employee benefits	$49,248	$48,371	$144,237	$140,595
Technology and data services	9,677	9,096	27,989	26,588
Occupancy	7,090	6,481	21,233	19,761
Professional fees and outside services	4,149	3,817	12,486	11,999
Office supplies and postage	1,700	1,469	5,004	4,441
FDIC assessment	1,657	787	4,397	2,399
Advertising	667	559	1,841	1,943
Amortization of intangible assets	1,609	544	2,603	1,725
Loan collection and other real estate owned, net	569	549	2,115	1,690
Acquisition expenses	7,917	-	9,724	-
Other	6,514	5,021	17,284	13,815
Total noninterest expense	$90,797	$76,694	$248,913	$224,956

Noninterest expense for the three months ended September 30, 2023 was $90.8 million, up $12.0 million, or 15.2%, from the prior quarter and up $14.1 million, or 18.4%, from the third quarter of 2022. The Company incurred acquisition expenses of $7.9 million and $1.2 million, related to the merger with Salisbury in the third and second quarter of 2023, respectively. Excluding acquisition expenses, noninterest expense for the three months ended September 30, 2023 was $82.9 million, up $5.3 million, or 6.8%, from the prior quarter and up $6.2 million, or 8.1%, from the third quarter of 2022. The increase from the prior quarter was primarily driven by the Salisbury acquisition and merit increases for employees. The increase from the third quarter of 2022 was driven by the Salisbury acquisition and merit increases, the increase in Federal Deposit Insurance Corporation (“FDIC”) assessment expense was driven by the statutory increase in the FDIC assessment rate and the increase in amortization of intangible assets was due to the amortization of intangible assets related to the Salisbury acquisition. The Company recorded a core deposit intangible of $31.2 million and a wealth management customer list intangible of $4.7 million related to the Salisbury acquisition.

Noninterest expense for the nine months ended September 30, 2023 was $248.9 million, up $24.0 million, or 10.6%, from the same period in 2022. The Company incurred acquisition expenses of $9.7 million for the nine months ended September 30, 2023. Excluding acquisition expenses, noninterest expense for the nine months ended September 30, 2023 was $239.2 million, up $14.2 million, or 6.3%, from the same period in 2022. The increase from the prior year was driven by higher salaries and employee benefits due to the Salisbury acquisition, increased salaries and wages including merit pay increases and higher health and welfare benefits, which were partially offset by lower levels of incentive compensation. In addition, the increase in technology and data services was due to continued investment in digital platform solutions, the increase in FDIC assessment expense was driven by the statutory increase in the FDIC assessment rate, increased occupancy costs were driven by the addition of Salisbury locations and other expenses were higher due to the increase in actuarially determined expenses related to the Company’s retirement plans.

Income Taxes

Income tax expense for the three months ended September 30, 2023 was $7.1 million, down $1.6 million from the prior quarter and down $4.4 million from the third quarter of 2022 due to a decrease in pre-tax net income. The effective tax rate was 22.4% for the third quarter of 2023, consistent with the prior quarter and compared to 22.8% for the third quarter of 2022.

Income tax expense for the nine months ended September 30, 2023 was $25.3 million, down $8.3 million from the same period of 2022 due to a decrease in pre-tax net income. The effective tax rate was 22.3% for the nine months ended September 30, 2023, compared to 22.5% for the nine months ended September 30, 2022.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities decreased $128.4 million, or 5.2%, from December 31, 2022 to September 30, 2023. The securities portfolio represented 17.0% of total assets as of September 30, 2023 as compared to 21.1% of total assets as of December 31, 2022.

The following table details the composition of securities available for sale, securities held to maturity and equity securities for the periods indicated:

	September 30, 2023	December 31, 2022
Mortgage-backed securities:
With maturities 15 years or less	12%	13%
With maturities greater than 15 years	10%	11%
Collateral mortgage obligations	36%	37%
Municipal securities	17%	15%
U.S. agency notes	21%	21%
Corporate	2%	2%
Equity securities	2%	1%
Total	100%	100%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated follows:

(In thousands)	September 30, 2023	December 31, 2022
Commercial & industrial	$1,424,579	$1,266,031
Commercial real estate	3,575,595	2,807,941
Residential real estate	2,111,670	1,649,870
Indirect auto	1,099,558	989,587
Residential solar	934,082	856,798
Home equity	340,777	314,124
Other consumer	181,114	265,796
Total loans	$9,667,375	$8,150,147

(1)	Loans are summarized by business line which does not align to how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans increased by $1.52 billion, or 24.9% annualized, from December 31, 2022 to September 30, 2023, which included $1.18 billion of loans acquired from Salisbury. Commercial and industrial loans increased $158.5 million to $1.42 billion; commercial real estate loans increased $767.7 million to $3.58 billion; and total consumer loans increased $591.0 million to $4.67 billion. Excluding loans acquired from Salisbury, loans grew $337.2 million, or 5.5% annualized, since December 31, 2022. Total loans represent approximately 69.9% of total assets as of September 30, 2023, as compared to 69.4% as of December 31, 2022.

Allowance for Credit Losses, Provision for Loan Losses and Nonperforming Assets

Beginning January 1, 2023, the Company adopted Accounting Standards Updates (“ASU”) 2022-02 Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) which resulted in an insignificant change to the Company’s methodology for estimating the allowance for credit losses on Troubled Debt Restructurings (“TDRs”) since December 31, 2022. The January 1, 2023 decrease in allowance for credit loss on TDR loans relating to adoption of ASU 2022-02 was $0.6 million, which increased retained earnings by $0.5 million and decreased the deferred tax asset by $0.1 million.

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

Additional information about our Allowance for Loan Losses is included in Note 6 to the consolidated financial statements. The Company’s management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

The allowance for credit losses totaled $114.6 million at September 30, 2023, compared to $100.4 million at June 30, 2023 and $96.8 million at September 30, 2022. The allowance for credit losses as a percentage of loans was 1.19% at September 30, 2023, compared to 1.20% at June 30, 2023 and 1.22% at September 30, 2022. The allowance for credit losses was 472.31% of nonperforming loans at September 30, 2023, compared to 510.01% at June 30, 2023 and 443.43% at September 30, 2022. The allowance for credit losses was 552.67% of nonaccrual loans at September 30, 2023, compared to 593.00% of nonaccrual loans at June 30, 2023 and compared to 506.86% at September 30, 2022. The increase in allowance for credit losses from June 30, 2023 to September 30, 2023 was due to the $14.5 million of allowance for acquired Salisbury loans which included both the $5.8 million allowance for purchase credit deteriorated (“PCD”) loans reclassified from loans and the $8.8 million allowance for non-PCD loans recognized through the provision for loan losses. The increase in the allowance for credit losses from September 30, 2022 to September 30, 2023 was primarily due to the Salisbury acquisition and organic loan growth.

The provision for loan losses was $12.6 million for three months ended September 30, 2023, compared to $3.6 million in the prior quarter and $4.5 million for the same period in the prior year. Included in the provision expense for the three months ended September 30, 2023 was $8.8 million of acquisition-related provision for loan losses due to the Salisbury acquisition. Net charge-offs totaled $4.2 million during the three months ended September 30, 2023, compared to net charge-offs of $3.5 million during the second quarter of 2023 and $1.3 million in the third quarter of 2022. Net charge-offs to average loans was 18 bps for the three months ended September 30, 2023, compared to 17 bps for the second quarter of 2023 and 7 bps for the three months ended September 30, 2022.

The provision for loan losses was $20.1 million for the nine months ended September 30, 2023, compared to $9.5 million for the nine months ended September 30, 2022. Provision expense increased from the same period in the prior year due primarily to the $8.8 million of acquisition-related provision for loan losses due to the Salisbury acquisition and an increase in net charge-offs during the nine months ended September 30, 2023. Net charge-offs totaled $11.5 million during the nine months ended September 30, 2023, compared to net charge-offs of $4.7 million during the nine months ended September 30, 2022. Net charge-offs to average loans was 18 bps for the nine months ended September 30, 2023, compared to 8 bps for the nine months ended September 30, 2022. The increase in net charge-offs was due to an increase in charge-offs in the Company’s other consumer portfolio, which is in a run-off status.

As of September 30, 2023, the unfunded commitment reserve totaled $4.8 million, which included $0.8 million of acquisition-related provision for unfunded commitment due to the Salisbury acquisition, compared to $4.4 million as of June 30, 2023 and $5.3 million as of September 30, 2022.

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

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$8,413	41%	$7,664	44%
Residential	9,514	46%	4,835	28%
Consumer	2,427	12%	1,667	10%
Troubled loan modifications(1)	382	1%	3,067	18%
Total nonaccrual loans	$20,736	100%	$17,233	100%

Loans over 90 days past due and still accruing:
Commercial	$-	-	$4	-
Residential	1,012	29%	771	20%
Consumer	2,516	71%	3,048	80%
Total loans over 90 days past due and still accruing	$3,528	100%	$3,823	100%

Total nonperforming loans	$24,264		$21,056
OREO	-		105
Total nonperforming assets	$24,264		$21,161

Total nonaccrual loans to total loans	0.21%		0.21%
Total nonperforming loans to total loans	0.25%		0.26%
Total nonperforming assets to total assets	0.18%		0.18%
Total allowance for loan losses to total nonperforming loans	472.31%		478.72%
Total allowance for loan losses to nonaccrual loans	552.67%		584.92%

(1)	TDRs prior to adoption of ASU 2022-02.

Total nonperforming assets were $24.3 million at September 30, 2023, compared to $21.2 million at December 31, 2022 and $21.8 million at September 30, 2022. Nonperforming loans at September 30, 2023 were $24.3 million, or 0.25% of total loans, compared with $21.1 million, or 0.26% of total loans at December 31, 2022 and $21.8 million, or 0.28% of total loans at September 30, 2022. The increase in nonperforming loans from September 30, 2022 primarily resulted from an increase in residential nonaccrual loans driven by the Salisbury acquisition partially offset by a decrease in commercial nonaccrual loans. Total nonaccrual loans were $20.7 million or 0.21% of total loans at September 30, 2023, compared to $17.2 million or 0.21% of total loans at December 31, 2022 and compared to $19.1 million or 0.24% of total loans at September 30, 2022. Past due loans as a percentage of total loans was 0.49% at September 30, 2023, up from 0.33% at December 31, 2022 and up from 0.30% at September 30, 2022.

In addition to nonperforming loans discussed above, the Company has also identified approximately $92.4 million in potential problem loans at September 30, 2023 as compared to $52.0 million at December 31, 2022 and $58.4 million at September 30, 2022. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” The increase in potential problem loans from December 31, 2022 and September 30, 2022 is primarily due to the migration of commercial loan balances of $40.3 million and $32.8 million, respectively, to substandard, the bulk of which is adequately secured by real estate collateral. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loans modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $11.40 billion at September 30, 2023, up $1.91 billion, or 20.1%, from December 31, 2022, which included $1.31 billion in deposits acquired from Salisbury. Excluding deposits acquired from Salisbury, deposits increased $596.5 million since December 31, 2022. As of September 30, 2023 there were $296.6 million of brokered time deposits, up from $19.4 million as of December 31, 2022. The Company continues to experience the migration from no interest and low interest checking and savings accounts into higher cost money market and time deposit instruments. Total average deposits decreased $0.3 million, or 3.3%, from the same period last year. The decrease was driven primarily by a decrease of $270.5 million, or 7.3%, in demand deposits, combined with a decrease in interest-bearing deposits of $61.9 million, or 1.0%, primarily due to decreases in money market accounts and savings accounts partially offset by an increase in time accounts. The decrease in average balances was due primarily to larger commercial customers taking advantage of higher yielding investment opportunities in both the Company’s wealth management solutions as well as other offerings in the market. As of September 30, 2023 and December 31, 2022 the estimated amounts of uninsured deposits based on the methodologies and assumptions used for the bank regulatory reporting were $4.3 billion and $3.6 billion, respectively.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $490.2 million at September 30, 2023 compared to $585.0 million at December 31, 2022. Long-term debt was $29.8 million at September 30, 2023 compared to $4.8 million at December 31, 2022.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost of $2.2 million is being amortized on a straight-line basis into interest expense over five years.

Subordinated debt assumed with the Salisbury acquisition included $25.0 million of 3.50% fixed-to-floating rate subordinated notes due 2031. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 3.50%, payable quarterly in arrears commencing on June 30, 2021, and a floating rate of interest equivalent to the three-month SOFR plus a spread of 2.80%, payable quarterly in arrears commencing on June 30, 2026. As of the acquisition date, the fair value discount was $3.0 million for the acquired subordinated debt.

As of September 30, 2023 and December 31, 2022 the subordinated debt net of unamortized issuance costs was $119.4 million and $96.9 million, respectively.

Capital Resources

Stockholders’ equity of $1.36 billion represented 9.86% of total assets at September 30, 2023 compared with $1.17 billion, or 10.00% of total assets, as of December 31, 2022. Stockholders’ equity increased $189.3 million from December 31, 2022 driven by the Salisbury acquisition adding $161.7 million of capital and net income generation of $88.3 million for the nine months ended September 30, 2023, partially offset by dividends declared of $40.8 million, the repurchase of common stock of $4.9 million and a $17.5 million decrease in accumulated other comprehensive income due primarily to the change in market value of securities available for sale.

The Company purchased 68,500 shares of its common stock during the third quarter of 2023 at an average price of $31.61 per share under its previously announced share repurchase program. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of September 30, 2023, there were 1,444,500 shares available for repurchase under this plan authorized on December 20, 2021 and set to expire on December 31, 2023.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2023 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	September 30, 2023	December 31, 2022
Tier 1 leverage ratio	10.23%	10.32%
Common equity tier 1 capital ratio	11.31%	12.12%
Tier 1 capital ratio	12.23%	13.19%
Total risk-based capital ratio	14.45%	15.38%
Cash dividends as a percentage of net income	46.20%	32.74%
Per common share:
Book value	$28.94	$27.38
Tangible book value(1)	$20.39	$20.65
Tangible equity ratio(2)	7.15%	7.73%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. In the rising rate scenarios, net interest income is projected to experience an increase from the flat rate scenario; however, the potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, money market deposit accounts and time accounts. Net interest income for the next twelve months in the +200/+100/-200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% reduction in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2023 balance sheet position:

Interest Rate Sensitivity Analysis Change in interest rates (in bps)	Percent change in net interest income
+200	1.17%
+100	0.86%
-200	(1.60%)

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures and Federal Open Market Committee monetary policy. In response to the economic impact of the pandemic, the federal funds rate was reduced to near zero in March 2020, term interest rates fell sharply across the yield curve and the Company reduced deposit rates. Post-pandemic, inflationary pressures have resulted in a higher overall yield curve with Federal Funds increases of 425 bps in 2022 and an additional 100 bps in 2023. Current expectations are for short-term interest rates to normalize at current levels in the near-term as inflation levels have moderated. While deposit rates have increased meaningfully in 2023 in conjunction with the increase to short term interest rates, the Company continues to focus on managing deposit expense and overall deposit levels in an environment with elevated demand for liquidity.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At September 30, 2023, the Company’s Basic Surplus measurement was 12.1% of total assets, or $1.67 billion, as compared to the December 31, 2022 Basic Surplus of 13.2%, or $1.55 billion, and was above the Company’s minimum of 5% (calculated at $691.4 million and $587.0 million of period end total assets as September 30, 2023 and December 31, 2022, respectively) set forth in its liquidity policies.

At September 30, 2023 and December 31, 2022, Federal Home Loan Bank (“FHLB”) advances outstanding totaled $429.7 million and $443.8 million, respectively. At September 30, 2023 and December 31, 2022, the Bank had $71.0 million and $8.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.04 billion at September 30, 2023 and $1.17 billion at December 31, 2022. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $536.8 million and $898.1 million at September 30, 2023 and December 31, 2022, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $1.96 billion at September 30, 2023 and $1.92 billion at December 31, 2022. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At September 30, 2023 and December 31, 2022, the Bank had the capacity to borrow $982.3 million and $622.7 million, respectively, from this program. The Company’s internal policy authorizes borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $2.94 billion at September 30, 2023 and $2.41 billion at December 31, 2022.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considers its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2023. Continued increases to interest rates could result in deposit declines as depositors have alternative opportunities for yield on their excess funds. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Note, enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the coronavirus pandemic including increasing the frequency of monitoring and adding additional sources of liquidity. While, the pandemic has come to an end, this enhanced monitoring continues as rising interest rates and the recent bank failures have led to a deposit decline in the banking system and increased volatility to liquidity risk.

At September 30, 2023, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At September 30, 2023, approximately $95.0 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective.

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

The table below sets forth the information with respect to purchases made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plans(1)
7/1/23 - 7/31/23	68,500	$-	68,500	1,444,500
8/1/23 - 8/31/23	-	-	-	1,444,500
9/1/23 - 9/30/23	-	-	-	1,444,500
Total	68,500	$31.61	68,500	1,444,500

(1)
The Company purchased 68,500 shares of its common stock during the third quarter of 2023 at an average price of $31.61 per share under its previously announced share repurchase program. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of September 30, 2023, there were 1,444,500 shares available for repurchase under this plan announced on December 20, 2021, and set to expire on December 31, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None
ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

ITEM 6.	EXHIBITS

2.1
First Amendment to Agreement and Plan of Merger, dated as of August 9, 2023, by and among NBT Bancorp Inc., NBT Bank, National Association, Salisbury Bancorp, Inc. and Salisbury Bank and Trust Company (filed as Exhibit 2.2 to Registrant’s Form 8-K, filed on August 14, 2023 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2023.

NBT BANCORP INC.

By:	/s/ Scott A. Kingsley
Scott A. Kingsley
Chief Financial Officer