Form 10-K
period 2023-12-31
NBT BANCORP INC
filed 2024-02-29
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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

Based on the closing price of the registrant’s common stock as of June 30, 2023, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $1,320,195,613.

The number of shares of common stock outstanding as of January 31, 2024, was 47,152,137.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2024 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2023

PART I
ITEM 1.	BUSINESS

NBT Bancorp Inc. is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The principal assets of NBT Bancorp Inc. consist of all of the outstanding shares of common stock of its subsidiaries, including: NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II (collectively, the “Trusts”). The principal sources of revenue for NBT Bancorp Inc. are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings. Collectively, NBT Bancorp Inc. and its subsidiaries are referred to herein as (the “Company”). The Company, on a consolidated basis, at December 31, 2023 had assets of $13.31 billion and stockholders’ equity of $1.43 billion. When we refer to “NBT,” “we,” “our,” “us,” and “the Company” in this report, we mean NBT Bancorp Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, NBT Bancorp Inc. When we refer to the “Bank” in this report, we mean its only bank subsidiary, NBT Bank, National Association, and its subsidiaries.

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers. The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest and dividend income earned on its earning assets, primarily loans and investments and the interest expense paid on its interest-bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan losses and noninterest income, such as service charges on deposit accounts, card services income, retirement plan administration fees, wealth management revenue including financial services and trust revenue, insurance services, bank owned life insurance income and gains/losses on securities sales, as well as noninterest expenses, such as salaries and employee benefits, technology and data services, occupancy, professional fees and outside services, office supplies and postage, amortization of intangible assets, loan collection and other real estate owned (“OREO”) expenses, advertising, Federal Deposit Insurance Corporation (“FDIC”) assessment expenses and other expenses.
NBT Bank, N.A.
The Bank, a full-service commercial bank formed in 1856, provides a broad range of financial products to individuals, corporations and municipalities throughout upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut.
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
NBT Financial Services, Inc.
Through NBT Financial Services, the Company operates EPIC Advisors, Inc. (“EPIC”), a national benefits administration firm which, was acquired by the Company on January 21, 2005. Among other services, EPIC provides retirement plan administration. EPIC’s headquarters are located in Rochester, New York.
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
Operating Subsidiaries of the Bank
The Bank has four operating subsidiaries, NBT Capital Corp., Broad Street Property Associates, Inc., NBT Capital Management, Inc. and SBT Mortgage Service Corporation. NBT Capital Corp., formed in 1998, is a venture capital corporation. Broad Street Property Associates, Inc., formed in 2004, is a property management company. NBT Capital Management, Inc., formerly Columbia Ridge Capital Management, Inc., was acquired in 2016 and is a registered investment advisor that provides investment management and financial consulting services. SBT Mortgage Service Corporation is a passive investment company (“PIC”) acquired in 2023 in connection with the acquisition of Salisbury Bancorp, Inc. (“Salisbury”). The PIC holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC is exempt from the Connecticut Corporate Business Tax.
Merger with Salisbury Bancorp, Inc.
On August 11, 2023, the Company completed the acquisition of Salisbury through the merger of Salisbury with and into the Company, with the Company surviving the merger, and the merger of Salisbury Bank and Trust Company (“Salisbury Bank”) with and into the Bank, with the Bank as the surviving bank, for $161.7 million in stock. Salisbury Bank was a Connecticut-chartered commercial bank headquartered in Lakeville, Connecticut with 13 banking offices in northwestern Connecticut, the Hudson Valley region of New York, and southwestern Massachusetts. In connection with the acquisition, the Company issued 4.32 million shares and acquired approximately $1.46 billion of identifiable assets, including $1.18 billion of loans, $122.7 million in investment securities, which were sold immediately after the merger, $31.2 million of core deposit intangibles and $4.7 million in a wealth management customer intangible, as well as $1.31 billion in deposits. As of the acquisition date, the fair value discount was $78.7 million for loans, net of the reclassification of the purchase credit deteriorated allowance, and was $3.0 million for subordinated debt.
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

In order to compete with other financial services providers, the Company stresses the community nature of its banking operations and principally relies upon local promotional activities, personal relationships established by officers, directors and employees with the Company’s customers and specialized services tailored to meet the needs of the communities served. We also offer certain customer services, such as agricultural lending, that many of our larger competitors do not offer. While the Company’s position varies by market, the Company’s management believes that it can compete effectively as a result of local market knowledge, local decision making and awareness of customer needs. The Company has banking locations in forty-two counties in the states of New York, Pennsylvania, New Hampshire, Massachusetts, Vermont, Maine and Connecticut.
Data Privacy and Security Practices
The Company’s enterprise security strategy revolves around people, processes and technology. The Company employs a defense in depth strategy, which combines physical control measures with logical control measures and uses a layered security model to provide end-to-end security of Company and client information. The high-level objective of the information security program is to protect the confidentiality, integrity and availability of all information assets in our environment. We accomplish this by building our program around six foundational control areas: program oversight and governance, safeguards and controls, security awareness training, service provider oversight, incident response and business continuity. The Company’s data security and privacy practices follow all applicable laws and regulations including the Gramm-Leach Bliley Act of 2001 (“GLBA”) and applicable privacy laws described under the heading “Supervision and Regulation” in this Item 1. Business section.
The controls identified in our enterprise security program are managed by various stakeholders throughout the Company and monitored by the information security team. All employees are required to complete information security and privacy training when they join the Company and then complete annual online training certification and ad hoc face to face trainings. The Company engages outside consultants to perform periodic audits of our information and data security controls and processes including penetration testing of the Company’s public facing websites and corporate networks. The Board of Directors of the Company (the “Board”) requires the Company’s Information Security Officer to report to them the status of the overall information security and data privacy program on a recurring basis. More information can be located on the Company’s website https://www.nbtbank.com/Personal/Customer-Support/Fraud-Information-Center.
For more information regarding the Company’s cybersecurity policies and practices, see Item 1C. Cybersecurity below.
Human Capital Resources
Diversity, Equity and Inclusion
The Company’s diversity, equity and inclusion (“DEI”) strategy aims to enhance diversity within our organization, making us more innovative and effective at meeting the needs of our customers and the communities we serve. The Company utilizes a variety of approaches to maximize diversity within each pool of candidates through both internal and external recruitment practices. It is the Company’s belief that these efforts will provide equitable opportunities and contribute to improved products and services, better customer engagement and ultimately enhanced stockholder return.
Both grassroots and executive sponsored strategies continue to be critical to our DEI initiatives. Executive sponsored strategies support leadership opportunities with cross functional/geographic teams and panel discussions for employees and our communities hosted by our affinity group NBT Empowerment in support of women’s empowerment and being your authentic self. We have philanthropic goals to support our communities and, in 2023, we established a specific budget for DEI related contributions. We supported our communities with financial contributions for the first Pride festival in Chenango County, for a black baseball exhibit at the Cooperstown Baseball Hall of Fame and we made our second contribution in a five-year commitment supporting a LGBTQ+ youth community center in Maine. Our DEI Inclusion Roundtable supports grassroots efforts focusing on raising awareness of various cultural and diverse interests. NBT Communities is an internal social media forum where employees with similar interests across the footprint can connect and get to know each other around a variety of topics.
The Company has a DEI steering committee comprised of members of the executive team, including the Chief Executive Officer. The plan is shared with the Board, management, and employees, who are often included in implementing specific action items.
More information can be located on the Company’s website at https://www.nbtbank.com/about-us/Diversity-and-Inclusion/.
Investment in Our People
The Company’s focus on investing in our people includes key initiatives to attract, develop and retain our valued employees. Talent acquisition and more importantly, retention, continue to be top priorities especially in the post-pandemic environment and considering the current challenges in the labor market. An Employee Referral Program was implemented in the third quarter of 2022. In 2023, 84 qualified referrals were made by employees, equating to 28% of the total new employees hired. 88% of referred employees continue to be employed.

The Company offers total rewards that address employees at various stages of their personal lives and careers, including financial wellness programs, undergraduate and graduate tuition, paid parental leave, more flexibility in work schedules and paid leave benefits and a retirement transition option. The Company’s incentive programs recognize employees at all levels and are designed to motivate employees to support the achievement of company success, with appropriate risk assessment and prevention measures designed to prevent fraud.
Engaging Employees
While our employee retention rate remains consistently high, we continue to place significant effort toward retaining our valued employees - career planning conversations, an on-going coaching process, goal setting, individual development plans and enhanced communications all play a part in employee satisfaction. In the first quarter of 2024, we will administer our Employee Engagement Survey. The results from the survey will be used to define specific initiatives to enhance engagement around the organization including clarity with respect to our business strategies, decision making and corporate led development programs.
Learning and Career Development
The Company’s main priority is to attract and retain top talent by encouraging and promoting internal development. All employees have access to the LinkedIn Learning Library, which is intended to make learning and development accessible in a concise, easily consumable format that enables employees to get the development they need to achieve individual career aspirations. Currently 80% of our employees are active in the learning library and are taking full advantage of this resource.
In addition to the library, there are distinct training and development programs strategically designed to attract top talent early in their careers and to further foster the growth and retention of our high potential and emerging leaders. These programs have been designed to meet the objectives outlined in our succession plan. Our Management Development Program aims to attract diverse talent, primarily college seniors by offering accelerated career advancement and mentoring with senior executives. The Company also offers two programs designed for high potential employees, one for employees with prior professional experience and another one targeted to our more experienced employees with direct leadership responsibility. Both programs include a mentor, a coach, 360-degree feedback, individual development plans, presentation skill development and increased visibility to executive leadership. The programs accommodate delivery in both remote and in person learning environments, made possible by utilizing our Microsoft Teams technology which was implemented across the Company to strengthen internal communications, collaboration, and talent development. To support career development, we employ an internal career manager to work as a liaison with employees and managers. The Company also has a robust annual talent review and succession planning process that includes the Board and senior management.
Conduct and Ethics
The Board, senior management and the ethics committee have vigorously endorsed a no-tolerance stance for workplace harassment, biases and unethical behavior. The Company’s values-based Code of Business Conduct and Ethics is extensively communicated on our website and targeted internal communications platforms. Frequent training specific to managers and employees, regular publication of our whistleblower policy and reporting mechanisms provide framework to the Company’s motto of: “The right people. Doing the right things. In the right way.”
Community Engagement
The Company is engaged in the communities where we do business and where our employees and directors live and work. We live out our core value of community involvement through investments of both money and the time of our employees.
Through our active contribution program, administered by market-based committees with representation from all lines of business, the Company contributed over $2.0 million in 2023. Our teams’ efforts to distribute philanthropic resources across our footprint ensure alignment with local needs and support for hundreds of organizations that provide health and human services and promote education, affordable housing, economic development, the arts and agriculture. The Company has pledged to maintain charitable support in the markets served by Salisbury Bank following the acquisition in August 2023 and to make an additional $500,000 in geographically focused contributions to demonstrate the ongoing commitment to these markets.
A consistent way that the Company and our employees support our communities across our markets is through giving to United Way chapters in the form of corporate pledges and employee campaign contributions. In 2023, these commitments resulted in over $355,000 in funding for United Way chapters that provide resources to local organizations offering critical education, financial, food security and health services.
In addition to corporate financial support of community organizations and causes, employees are encouraged and empowered to volunteer and be a resource in their communities. They invest their financial and other expertise as board members and serve in roles where they offer direct support to those in need by engaging in all manner of volunteer activities.

The NBT CEI-Boulos Impact Fund, a high-impact commercial real estate equity investment fund established by the Bank and CEI-Boulos Capital Management, announced its first equity investment in 2023 that will provide affordable, workforce housing and a grocery store for residents in Troy, NY. The Flanigan Square Transformation Project is an approximately $75 million socially impactful, environmentally conscious, transit-oriented and community informed master plan, located at the 500 block of River Street along the Hudson River waterfront in the historically underinvested North Central neighborhood of Troy. The NBT CEI-Boulos Impact Fund made a $3.84 million equity investment for a majority ownership stake in two of the three components of the project.
The NBT CEI-Boulos Impact Fund, LLC launched in 2022 is a $10 million real estate equity investment fund with the Bank as the sole investor. The fund is designed to support individuals and communities with low- and moderate income through investments in high-impact, community supported, commercial real estate projects located within the Bank’s Community Reinvestment Act assessment areas in New York. A Social Impact Advisory Board was also appointed to review proposed investments based on each project’s social and environmental impact, alignment with community needs and community support. Areas of the fund’s targeted impact include: projects that support job creation; affordable and workforce housing; Main Street revitalization/historic preservation developments that do not contribute to displacement; developments that serve nonprofit organizations; and environmentally sustainable real estate developments.
Products
The Company offers a comprehensive array of financial products and services for consumers and businesses with options that are beneficial to unbanked and underbanked individuals. Deposit accounts include low balance savings and checking options that feature minimal or no monthly service fees, provide assistance rebuilding positive deposit relationships, and assistance for those just starting a new banking relationship. The NBT iSelect Account was introduced in 2021 and certified as meeting the Bank On National Account Standards for 2021-2022, 2023-2024 and again for 2024-2025. Over 11,000 NBT iSelect Accounts have been opened. These accounts feature no monthly charges for maintenance, inactivity or dormancy, no overdraft fees and no minimum balance requirement. An enhanced digital banking platform incorporates ready access through online and mobile services to current credit score information and a personal financial management tool for budget and expense tracking.
The Company is focused on making home ownership accessible to everyone in the communities we serve. Our suite of home lending products features innovative and flexible options, including government guaranteed programs like Federal Housing Administration (“FHA”), USDA Rural Housing Program and U.S. Department of Veterans Affairs (“VA”) loans. In addition, we have many offerings developed in house, including our Habitat for Humanity, Home in the City, Portfolio Housing Agency and Portfolio 97 programs. Our home lending team includes affordable housing loan originators, and we maintain longstanding relationships with affordable housing agency partners across our banking footprint that offer first-time homebuyer education programs and assistance with down payments and closing costs.
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
Federal Bank Holding Company Regulation
The Company is a bank holding company as defined by the BHC Act. The BHC Act generally limits the business of the Company to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto.” The Company has also qualified for and elected to be a financial holding company. Financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury), or (2) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the FRB). If a bank holding company seeks to engage in the broader range of activities permitted under the BHC Act for financial holding companies, (1) the bank holding company and all of its depository institution subsidiaries must be “well-capitalized” and “well-managed,” as defined in the FRB’s Regulation Y and (2) it must file a declaration with the FRB that it elects to be a “financial holding company.” In order for a financial holding company to commence any activity that is financial in nature, incidental thereto, or complementary to a financial activity, or to acquire a company engaged in any such activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). See the section titled “Community Reinvestment Act of 1977” for further information relating to the CRA. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.
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
Affiliate and Insider Transactions
Transactions between the Bank and its affiliates, including the Company, are governed by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s implementation of Regulation W. An “affiliate” of a bank includes any company or entity that controls, is controlled by or is under common control with such bank. In a bank holding company context, at a minimum, the parent holding company of a bank and companies that are controlled by such parent holding company, are affiliates of the bank. Generally, Sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses in transactions with affiliates. These sections place quantitative and qualitative limitations on covered transactions between the Bank and its affiliates and require that all transactions between a bank and its affiliates occur on market terms that are consistent with safe and sound banking practices.
Section 22(h) of the FRA and its implementation of Regulation O restricts loans to the Bank’s and its affiliates’ directors, executive officers and principal stockholders (“Insiders”). Under Section 22(h), loans to Insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank’s loan-to-one borrower limit. Loans to Insiders above specified amounts must receive the prior approval of the Bank’s Board of Directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such Insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the Insider over the employees. Section 22(g) of the FRA places additional limitations on loans to the Bank’s and its affiliates’ executive officers.
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
In November 2023, the FDIC announced a special assessment on all insured depository institutions with more than $5 billion in total assets, including the Bank, in order to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment was equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The Company’s uninsured deposits as of December 31, 2022 were under $5 billion and therefore the Company will not be subject to this special assessment.
Under FDIC laws and regulations, no FDIC-insured depository institution can accept brokered deposits unless it is well-capitalized or unless it is adequately capitalized and receives a waiver from the FDIC. Applicable laws and regulations also limit the interest rate that any depository institution that is not well-capitalized may pay on brokered deposits.
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

Federal Home Loan Bank System

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.125% of mortgage related assets at the beginning of each year. The Bank was in compliance with FHLB rules and requirements as of December 31, 2023.
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
In December 2020, the OCC, together with the Board of Governors of the Federal Reserve System and the FDIC, issued an interim final rule to temporarily mitigate transition costs related to the coronavirus (“COVID-19”) pandemic on community banking organizations with less than $10 billion in total assets as of December 31, 2019. The rule allowed organizations, including the Company, to use assets as of December 31, 2019, to determine the applicability of various regulatory asset thresholds. During 2020, the Company crossed the $10 billion threshold but elected to delay the regulatory implications of crossing the $10 billion threshold until 2022 for these debit card interchange fee standards. The Company became subject to the new standards starting in July 2022.
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
In addition, under the prior general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in stockholders’ equity (for example, marks-to-market of securities held in the available for sale (“AFS”) portfolio) under generally accepted accounting principles in the United States of America (“GAAP”) were excluded for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using the advanced approaches, including the Company and the Bank, were permitted to make a one-time permanent election to continue to exclude these items in January 2015. The Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued after May 19, 2010, from inclusion in bank holding companies’ Tier 1 capital.
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
For purposes of PCA, to be: (1) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (2) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (3) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (4) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; (5) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 2023, the Bank qualified as “well-capitalized” under applicable regulatory capital standards.
Bank holding companies and insured depository institutions may also be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; the termination of the insured depository institution’s deposit insurance; the appointment of a conservator or receiver for the insured depository institution; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.

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
Consumer Protection and CFPB Supervision
The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent agency charged with responsibility for implementing, enforcing and examining compliance with federal consumer financial laws. The Company grew its asset base in excess of $10 billion in 2020. The Company is now subject to the CFPB’s examination authority with regard to compliance with federal consumer financial laws and regulations, in addition to the OCC as the primary regulatory of the Bank. Under the Dodd-Frank Act, state attorneys general are also empowered to enforce rules issued by the CFPB.
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
Employees
At December 31, 2023, the Company had 2,034 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.
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
Key macroeconomic conditions historically have affected the Company’s business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, unemployment and other economic indicators are among the factors that often impact consumer spending and payment behavior and demand for credit. The Company relies primarily on interest and fees on our loan receivables to generate net earnings. The economy in the United States and globally has experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of geopolitical uncertainties, natural disasters, epidemics and pandemics, terrorist attacks, acts of war or a combination of these or other factors. Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. A worsening of business and economic conditions could have adverse effects on our business, including the following:
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
The Company’s success depends primarily on the general economic conditions in upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine, central and northwestern Connecticut and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Syracuse, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburgh, Glens Falls and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton and Wilkes-Barre, Berkshire County, Massachusetts, southern New Hampshire, Vermont, southern Maine and central and northwestern Connecticut. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.
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

Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

Variations in interest rates could adversely affect our results of operations and financial condition.
The Company’s earnings and financial condition, like that of most financial institutions, are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect rates and, therefore, interest income and interest expense. In order to address rising inflation, the FRB raised interest rates in 2022 and in the first half 2023 and, while the Federal funds rate has remained unchanged over recent months, the FRB may again raise interest rates in response to inflation. The magnitude of any such increase is not currently known. High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost. The Company may also experience customer attrition due to competitor pricing on both deposits and loans. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.
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
As of December 31, 2023, approximately 52% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our commercial and industrial, agricultural, construction and commercial real estate loans.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could have a material adverse effect on our business, financial condition and results of operations.
The Company maintains an allowance for loan losses, which is an allowance established through a provision for loan losses charged to expense, that represents management’s best estimate of expected credit losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks, forecast economic conditions and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. Bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company may need additional provisions to increase the allowance for loan losses. These potential increases in the allowance for loan losses would result in a decrease in net income and, possibly, capital and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Risk Management – Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses. Management expects that the Current Expected Credit Losses (“CECL”) model may create more volatility in the level of our allowance for loan losses from quarter to quarter as changes in the level of allowance for loan losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.
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
The Company’s ability to compete successfully depends on a number of factors, including, among other things:

●	the ability to develop, maintain and build upon long-term customer relationships based on top-quality service, high ethical standards and safe, sound assets;

●	the ability to expand the Company’s market position;

●	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

●	the rate at which the Company introduces new products, services and technologies relative to its competitors;

●	customer satisfaction with the Company’s level of service;

●	industry and general economic trends; and

●	the ability to attract and retain talented employees.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
The Company is subject to liquidity risk, which could adversely affect net interest income and earnings.
The purpose of the Company’s liquidity management is to meet the cash flow obligations of its customers for both deposits and loans. Regulators are increasingly focused on liquidity risk after the bank failures of 2023. The primary liquidity measurement the Company utilizes is called basic surplus, which captures the adequacy of the Company’s access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. However, competitive pressure on deposit pricing could result in a decrease in the Company’s deposit base or an increase in funding costs. In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth. These scenarios could lead to a decrease in the Company’s basic surplus measure to an amount below the minimum policy level of 5%. To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds) and enter into repurchase agreements with investment companies. Depending on the level of interest rates applicable to these alternatives, the Company’s net interest income, and therefore earnings, could be adversely affected. See the section captioned “Liquidity Risk” in Item 7.

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

We are subject to heightened regulatory requirements because we exceed $10 billion in total consolidated assets.
As of December 31, 2023, we had total assets of approximately $13.31 billion. The Dodd-Frank Act, including the Durbin Amendment, and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets. For bank holding companies with more than $10 billion in total consolidated assets, such requirements include, among other things:

●	applicability of Volcker Rule requirements and restrictions;

●	increased capital, leverage, liquidity and risk management standards;

●	examinations by the CFPB for compliance with federal consumer financial protection laws and regulations; and

●	limits on interchange fees from debit card transactions.

The EGRRCPA, which was enacted in 2018, amended the Dodd-Frank Act to raise the $10 billion stress testing threshold to $250 billion, among other things. The federal financial regulators issued final rules in 2019 to increase the threshold for these stress testing requirements from $10 billion to $250 billion, consistent with the EGRRCPA.
Our regulators will consider our compliance with these regulatory requirements that apply to us (in addition to regulatory requirements that applied to us previously) when examining our operations or considering any request for regulatory approval. We may, therefore, incur associated compliance costs and may be required to maintain compliance procedures.
Failure to comply with these requirements may negatively impact the results of our operations and financial condition. To ensure compliance, we will be required to invest significant resources, which may necessitate hiring additional personnel and implementing additional internal controls. These additional compliance costs may have a material adverse effect on our business, results of operations and financial condition.
Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.
In March 2021, the United Kingdom’s Financial Conduct Authority and the Intercontinental Exchange Benchmark Administration, the administrator for London Interbank Offered Rate (“LIBOR”), concurrently announced that certain settings of LIBOR would no longer be published on a representative basis after December 31, 2021, and the most commonly used U.S. dollar LIBOR settings would no longer be published on a representative basis after June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR.
We had a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that were either directly or indirectly dependent on LIBOR. With the transition from LIBOR to SOFR as the preferred alternative to LIBOR, we have transitioned and amended our contracts and financial instruments to reference the SOFR rate where required. Since alternative rates (including SOFR) are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The future performance of SOFR, including how changes in SOFR rates may differ from other rates during different economic conditions, cannot be predicted based on its limited historical performance. Further, we cannot predict how SOFR will perform in comparison to LIBOR in changing market conditions, what the effect of such rate’s implementation may be on the markets for floating-rate financial instruments or whether such rates will be vulnerable to manipulation. The implementation of an alternative index or indices for the Company’s financial arrangements may result in less predictable outcomes, including reduced or more volatile interest income if the alternative index or indices respond differently to market and other factors, and may result in reduced loan balances if borrowers do not accept the substitute index or indices and may result in disputes or litigation with customers over the appropriateness or comparability of the alternative index to LIBOR, which could have an adverse effect on the Company’s results of operations.
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
A significant portion of our loan portfolio at December 31, 2023 was secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations, financial condition and liquidity.
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
The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program. The carrying value and fair value of our FHLB of New York common stock was $21.6 million as of December 31, 2023. There are 11 branches of the FHLB, including New York, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects on the FHLB of New York could adversely affect the value of our investment in its common stock and negatively impact our results of operations.
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
Risks Related to the Merger with Salisbury
The merger with Salisbury could adversely affect the Company’s future business and financial results.
Despite the successful integration of Salisbury’s operations with the Company’s, inherent challenges persist, particularly in harmonizing operational processes, technology platforms, and corporate cultures. The complexity of this integration process may lead to unforeseen delays or disruptions, potentially impacting customer service quality and operational efficiency. Additionally, increased regulatory scrutiny following the merger could result in heightened compliance requirements and regulatory enforcement actions, posing additional risks to our business operations and financial performance. Moreover, the loss of key personnel, customer attrition, and competitive pressures post-merger could adversely affect the Company’s ability to execute strategic initiatives and sustain growth momentum. While the Company remains committed to mitigating these risks through diligent management and proactive measures, the uncertainties associated with the post-merger environment necessitate ongoing vigilance and risk management efforts to safeguard our stakeholders’ interests and ensure long-term success.
General Risks
The risks presented by acquisitions could adversely affect our financial condition and results of operations.
The business strategy of the Company has included and may continue to include growth through acquisition. Any acquisitions (including the acquisition of Salisbury) will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things:
●	exposure to potential asset quality issues of the acquired business;

●	potential exposure to unknown or contingent liabilities of the acquired business;

●	our ability to realize anticipated cost savings;

●	the difficulty of integrating operations and personnel (including the operations and personnel of Salisbury) and the potential loss of key employees;

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.
ITEM 1C.	CYBERSECURITY

Risk Management and Strategy
The Company maintains a cyber risk management program that is designed to identify, assess, manage, mitigate and respond to cybersecurity threats. The program addresses both the corporate information technology (“IT”) environment and customer facing products. In line with our dedication to upholding strong corporate governance standards and safeguarding the security of our operations, we maintain a continuous effort to assess and mitigate cybersecurity risks that could impact our business, stakeholders and the integrity of our systems. Additionally, we maintain a similar risk-based approach to our third-party vendor management program including identifying and overseeing cybersecurity risks they present.
The underlying controls of the cybersecurity program are based on recognized best practices and standards for cybersecurity and information security, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). This framework organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. The Company regularly assesses the threat landscape of cybersecurity risks, with a layered defense in depth strategy that is focused on prevention and detection.
Employing comprehensive methodologies for risk assessment, we diligently identify and evaluate potential cybersecurity threats and vulnerabilities across our systems, networks and data assets. This process involves regular examinations of emerging threats, conducting penetration tests, vulnerability scanning and thorough analysis of industry-specific risks. We actively participate in industry forums, information sharing initiatives and collaborate with relevant stakeholders to exchange threat intelligence and best practices.
The Company continues to expand investments in Information Technology security, including additional end-user training, using layered defenses, identifying, and protecting critical assets, strengthening monitoring and alerting. We emphasize continuous training for our staff to improve their ability to identify and address diverse cybersecurity threats. We invest in cybersecurity technology and talent to support this endeavor. Furthermore, we conduct thorough reviews of our vendors and mandate specific security standards for third-party providers. Our comprehensive policies and procedures are designed to safeguard the integrity and security of information collected by us and our service providers on our systems. Additionally, we have implemented security measures to prevent unauthorized access to personal data and minimize the consequences of potential incidents. We consistently learn from any event and look at postmortem improvements where necessary to enhance our security and resilience.
The Company consistently collaborates with third party experts to conduct audits, penetration testing, assessments and validations of our controls, aligning them with established frameworks like the NIST CFS. We adapt our cybersecurity policies, standards, processes and practices accordingly based on the insights provided by these reviews. These audits and assessments are useful tools for maintaining a robust cybersecurity program.
Governance
It is the responsibility of the Risk Management Committee (“RMC”) of the Board to oversee the Company’s cybersecurity risk exposures and action taken by management to monitor and mitigate cybersecurity risks. Cybersecurity risks are reported to the RMC at least quarterly and those reports include key performance indicators, test results, recent threats and how the Company is managing those threats, along with the effectiveness of the Information Security and cyber risk program. The RMC is responsible for monitoring our Information Security Program (“ISP”) and is led by a member of our Board of Directors. The RMC reports quarterly to the Board regarding its activities, including those related to cybersecurity risk oversight. The Board receives briefings from executive management on the overall Information Security program at least annually.

The Company has appointed the Senior Director of Information Security (“DISO”) to oversee the implementation, coordination, and maintenance of the ISP. The responsibilities of the DISO include developing and implementing our information security program, designing appropriate administrative, technical, and physical safeguards to protect institutional data and ensuring the implementation and maintenance of safeguards across the Company as needed. The DISO reports to our Chief Risk Officer and has over a decade of experience leading cybersecurity oversight along with expertise in cyber-crime prevention, threat intelligence, social engineering, identity access and governance, identity theft and fraud prevention through prior roles in the organization. The Information Security team has cybersecurity experience or certifications, such as the Certified Information Systems Security Professional and Certified Information Security Manager from the Information Systems Audit and Control Association.

The DISO also administers the Incident Response Team (“IRT”) and its members, which is comprised of various high-ranking executive personnel such as the Chief Audit Officer, Chief Compliance Officer, General Counsel, and representatives from Technology, Operations, Accounting and Corporate Communications. Members of the NBT IRT have extensive knowledge regarding the security protocols, operational processes and IT infrastructure for the Company. This allows cross-functional response efforts in the detection, mitigation and prevention of a cybersecurity incident suffered by the Company or its third party service providers. Upon detection of an incident, the IRT promptly convenes and updates executive leadership to assess its severity level, categorizing it as low, moderate, or high. The Company actively performs simulations and tabletop exercises at a management level and incorporates external resources as needed to stay current to cyber threat vectors. The Incident Response Plan also maintains procedures and escalation protocol to escalate significant cybersecurity matters to the Executive Committee, RMC and/or full Board, as deemed necessary.

During the incident response process, senior management, in collaboration with relevant personnel from information technology, information security, and, when necessary, external cybersecurity firms specializing in forensic investigations will assess the materiality of the breach alongside the severity scale. This evaluation aims to accurately identify risks and potential operational and business impacts. Materiality determination involves an objective analysis of both quantitative and qualitative factors, including an evaluation of immediate impact and reasonably likely future impacts.
Although cybersecurity threats, including those stemming from prior incidents, have not had a significant impact on the Company in the previous fiscal year, and there are no known imminent cybersecurity threats likely to materially affect us, we cannot guarantee that we will remain unaffected in the future. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. Cybersecurity threats are expected to continue to be persistent and severe. For further discussion of such risks, see the section entitled “Risk Factors” in Item 1A of this Form 10-K under the heading “Risks Related to Cybersecurity and Data Privacy.”
ITEM 2.	PROPERTIES

The Company owns its headquarters located at 52 South Broad Street, Norwich, New York 13815. In addition, as of December 31, 2023 the Company has 153 branch locations, of which 66 are leased from third parties. The Company owns all other banking premises.
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

Market Information
The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol “NBTB.” The closing price of the Common Stock on January 31, 2024 was $35.57. As of January 31, 2024, there were 5,634 stockholders of record of Common Stock. No unregistered securities were sold by the Company during the year ended December 31, 2023.
Stock Performance Graph
The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the KBW Regional Bank Index (Peer Group). The stock performance graph assumes that $100 was invested on December 31, 2018. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. We calculate each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

The Company's Long-Term Total Return Performance vs. Indices
$350
$300
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
NBT Bancorp
KBW Regional Bank Index
NASDAQ Composite Index

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
NBT Bancorp	$100.00	$120.59	$98.73	$122.06	$141.64	$141.51
KBW Regional Bank Index	$100.00	$123.87	$113.11	$154.57	$143.87	$143.30
NASDAQ Composite Index	$100.00	$136.73	$198.33	$242.38	$163.58	$236.70

Source: Bloomberg, L.P.

Dividends
The Company depends primarily upon dividends from subsidiaries for a substantial part of the its revenue. Accordingly, the ability to pay dividends to stockholders depends primarily upon the receipt of dividends or other capital distributions from the subsidiaries. Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions. Under Office of the Comptroller of the Currency (“OCC”) regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2023, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $106.6 million to the Company without the prior approval of the OCC.
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
Stock Repurchase
The Company purchased 155,500 shares of its common stock during year ended December 31, 2023 at an average price of $31.79 per share under its previously announced share repurchase program. This repurchase program under which these shares were purchased was due to expire on December 31, 2023; however, on December 18, 2023, the Board of Directors authorized and approved an amendment to the repurchase program. Pursuant to the amended stock repurchase program, the Company may repurchase up to 2,000,000 shares of the outstanding shares of its common stock with all repurchases under the stock repurchase program to be made by December 31, 2025. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. The Company did not purchase any share of its common stock during the fourth quarter of 2023.
ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). When we refer to “NBT,” “we,” “our,” “us,” and “the Company”, we mean NBT Bancorp Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, NBT Bancorp Inc. When we refer to the “Bank”, we mean our only bank subsidiary, NBT Bank, National Association, and its subsidiaries. This discussion will focus on results of operations for the fiscal years ended December 31, 2023, 2022, and 2021, and financial condition as of December 31, 2023 and 2022, including capital resources and asset/liability management. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes.
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
General
NBT Bancorp Inc. is a financial holding company headquartered in Norwich, NY, with total assets of $13.31 billion at December 31, 2023. The Company’s business, primarily conducted through the Bank and its full-service retirement plan administration and recordkeeping subsidiary and full-service insurance agency subsidiary, consists of providing commercial banking, retail banking, wealth management and other financial services primarily to customers in its market area, which includes upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers. The financial review that follows focuses on the factors affecting the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiaries, the Bank, NBT Financial and NBT Holdings during 2023 and, in summary form, the preceding two years. Net interest margin is presented in this discussion on a fully taxable equivalent (“FTE”) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2023 and 2022 and for each of the years in the three-year period ended December 31, 2023 should be read in conjunction with this review.
Critical Accounting Policies

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry. In the course of normal business activity, management must select and apply many accounting policies and methodologies and make estimates and assumptions that lead to the financial results presented in the Company’s consolidated financial statements and accompanying notes. There are uncertainties inherent in making these estimates and assumptions, which could materially affect the Company’s results of operations and financial position.

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Management considers the accounting policies relating to the allowance for credit losses (“allowance”, or “ACL”) and the determination of fair values for acquired assets and assumed liabilities in a business combination, including intangible assets such as goodwill, to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company’s results of operations.

The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to Note 1 and Note 6 to the consolidated financial statements included elsewhere in this report.

Goodwill represents the cost of the acquired business in excess of the fair value of the related net assets acquired. Following a merger, the determination of fair values for acquired assets and assumed liabilities, including intangible assets such as goodwill, becomes critical. All acquired assets, including goodwill and other intangible assets, and assumed liabilities in purchase acquisitions are recorded at fair value as of the acquisition date. The Company expenses all acquisition-related costs as incurred as required by Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.”

The determination of fair values for acquired loans in a business combination is a significant aspect of our financial reporting process. The valuation of acquired loans relied on a discounted cash flow approach applied on a pooled basis, utilizing a forecast of principal and interest payments. This methodology segmented the acquired loan portfolio by loan type, term, interest rate, payment frequency and payment, and incorporated specific key valuation assumptions, encompassing prepayments, probability of default, loss given default, and the discount rate to ascertain the fair value of these assets. Given the inherent subjectivity and reliance on future cash flows and market conditions, this process involves considerable judgment and estimation uncertainty.

The Company conducts an annual review of goodwill impairment and conducts quarterly analyses to identify any events that may necessitate an interim assessment. The Company initially undertakes a qualitative evaluation of goodwill to ascertain whether certain events or circumstances indicate a likelihood that the fair value of a reporting unit is less than its carrying amount. This qualitative evaluation demands considerable managerial discretion, and if it suggests that the fair value of a reporting unit is unlikely to be less than the carrying value, no quantitative analysis is required. Inputs for this qualitative analysis requiring managerial judgment encompass macroeconomic conditions, industry and market conditions, the financial performance of the reporting unit, and other pertinent events influencing the fair value of the reporting unit.

For information on the Company’s significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 to the consolidated financial statements included elsewhere in this report.

Critical Accounting Estimates
SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with U.S. generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. The Company follows financial accounting and reporting policies that are in accordance with GAAP. The allowance for credit losses and the allowance for unfunded commitments policies are deemed to meet the SEC’s definition of a critical accounting estimate.

Allowance for Credit Losses and Unfunded Commitments

The allowance for credit losses consists of the allowance for credit losses and the allowance for losses on unfunded commitments. The measurement of Current Expected Credit Losses (“CECL”) on financial instruments requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. The allowance for credit losses for loans, as reported in our consolidated statements of financial condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. The allowance for losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws.
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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2023, the quantitative model incorporates a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2023, the weightings were 70% and 30% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected an unemployment rate environment starting at 3.8% and increasing slightly during the forecast period to 4.1%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the first quarter of 2024 at approximately 3.7% before decreasing to a low of 2.9% in the third quarter of 2024 and then increasing to 3.8% by the end of the forecast period. Other utilized economic variable forecasts are mixed compared to the prior year, with retail sales up, business output mixed, and housing starts down. Key assumptions in the baseline economic outlook included currently being in a full employment economy, continued tapering of the Federal Reserve balance sheet, and the Federal Open Market Committee (“FOMC”) beginning to cut rates in the second quarter of 2024. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment increases to a peak of 7.0% in the first quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2023. All else held equal, the changes in the weightings of our forecasted scenarios would impact the amount of estimated allowance for credit losses through changes in the quantitative reserve and scenario-specific qualitative adjustments. To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of December 31, 2023, the Company attributed the change in scenario weightings to the change in the allowance for credit losses, with a 10% decrease to the downside scenario and a 10% increase to the baseline scenario causing a 4% decrease in the overall estimated allowance for credit losses. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of December 31, 2023, the Company increased the downside scenario to 100% which resulted in a 26% increase in the overall estimated allowance for credit losses.

Non-GAAP Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with GAAP. Where non-GAAP disclosures are used in this Annual Report on Form 10-K, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables. Management believes that these non-GAAP measures provide useful information that is important to an understanding of the results of the Company’s core business as well as provide information standard in the financial institution industry. Non-GAAP measures should not be considered a substitute for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation.
Overview
Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and earnings per share, return on average assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company’s results for the fiscal year ended December 31, 2023:
●	the acquisition of Salisbury Bancorp, Inc. (“Salisbury”) by the merger of Salisbury with and into the Company was completed on August 11, 2023;
●	net income for the year ended December 31, 2023 was $118.8 million, down $33.2 million from the year ended December 31, 2022;
●	diluted earnings per share of $2.65 for the year ended December 31, 2023, down $0.87 from the year ended December 31, 2022;
●
operating net income(1), a non-GAAP measure, which excludes acquisition expenses, acquisition-related provision for credit losses, securities (losses) gains and an impairment of a minority interest equity investment, net of tax, was $144.7 million, or $3.23 per diluted common share, for the year ended December 31, 2023;

●
excluding securities (losses) gains, noninterest income represented 29% of total revenues and was $151.5 million for the year ended December 31, 2023, down $5.2 million, or 3.3% from the year ended December 31, 2022;

●
noninterest expense, excluding $10.0 million of acquisition expenses for the year ended December 31, 2023 and $1.0 million for the year ended December 31, 2022, respectively, was up $28.2 million, or 9.3%, from the prior year;

●
period end total loans were $9.65 billion, up $1.50 billion, or 18.4% from December 31, 2022, excluding the $1.18 billion of loans acquired from Salisbury, loans grew $320.6 million, or 3.9%, since December 31, 2022;

●
period end total deposits were $10.97 billion, up $1.47 billion, or 15.5% from December 31, 2022, excluding the $1.31 billion of deposits acquired from Salisbury, deposits increased $164.1 million, or 1.7%, since December 31, 2022;

●	credit quality metrics including net charge-offs of 0.19% and allowance for loan losses to total loans at 1.19%;
●	book value per share of $30.26 at December 31, 2023; tangible book value per share was $21.72(1) at December 31, 2023.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Salisbury Bancorp, Inc. Merger
On August 11, 2023, NBT completed its acquisition of Salisbury. Salisbury Bank was a Connecticut-chartered commercial bank with 13 banking offices in northwestern Connecticut, the Hudson Valley region of New York, and southwestern Massachusetts. In connection with the acquisition, the Company issued 4.32 million shares and acquired approximately $1.46 billion of identifiable assets, including $1.18 billion of loans, $122.7 million in investment securities which were sold immediately after the merger, $31.2 million of core deposit intangibles and $4.7 million in a wealth management customer intangible, as well as $1.31 billion in deposits. As of the acquisition date, the fair value discount was $78.7 million for loans, net of the reclassification of the purchase credit deteriorated allowance, and was $3.0 million for subordinated debt. The Company established a $14.5 million allowance for acquired Salisbury loans which included both the $5.8 million allowance for purchase credit deteriorated (“PCD”) loans reclassified from loans and the $8.8 million allowance for non-PCD loans recognized through the provision for loan losses.
Results of Operations

Net income for the year ended December 31, 2023 was $118.8 million, or $2.65 per diluted common share, compared to $152.0 million, or $3.52 per diluted share, in the prior year.

●
Operating net income(1), a non-GAAP measure, which excludes the impact of acquisition expenses, acquisition-related provision for credit losses, securities (losses) gains and an impairment of a minority interest equity investment, the Company generated $3.23 per diluted share of earnings in 2023, compared to $3.56 per diluted share in 2022.

●
The Company incurred a $4.5 million ($0.08 per diluted share) securities loss on the sale of two subordinated debt securities held in the available for sale (“AFS”) portfolio and a $5.0 million ($0.09 per diluted share) securities loss on the write-off of a subordinated debt security of a failed financial institution.

●	The Company incurred acquisition expenses of $10.0 million ($0.18 per diluted share) and $1.0 million ($0.02 per diluted share) related to the merger with Salisbury in 2023 and 2022, respectively.
●
The Company recorded a full $4.8 million ($0.08 per diluted share) impairment of its minority interest equity investment in a provider of financial and technology services to residential solar equipment installers due to the uncertainty in the realizability of the investment in other noninterest expense in the consolidated statements of income.

●	Net interest income in 2023 increased $16.0 million in comparison to 2022, primarily due to the impact of the Salisbury acquisition.
●
The Company recorded a provision for loan losses of $25.3 million ($0.44 per diluted share) in 2023, compared to $17.1 million ($0.31 per diluted share) in 2022. Included in the provision expense for 2023 was $8.8 million of acquisition-related provision for loan losses.

●
Card services income decreased $8.2 million from prior year outcomes driven by the impact of the Company being subject to the statutory price cap provisions of the Durbin Amendment to the Dodd-Frank Act (“Durbin Amendment”).

The following table sets forth certain financial highlights:
	Years Ended December 31,
	2023	2022	2021
Performance:
Diluted earnings per share	$2.65	$3.52	$3.54
Return on average assets	0.95%	1.29%	1.33%
Return on average equity	9.34%	12.67%	12.71%
Return on average tangible common equity	13.02%	16.89%	16.92%
Net interest margin (FTE)	3.29%	3.34%	3.03%
Capital:
Equity to assets	10.71%	10.00%	10.41%
Tangible equity ratio	7.93%	7.73%	8.20%
Book value per share	$30.26	$27.38	$28.97
Tangible book value per share	$21.72	$20.65	$22.26
Leverage ratio	9.71%	10.32%	9.41%
Common equity tier 1 capital ratio	11.57%	12.12%	12.25%
Tier 1 capital ratio	12.50%	13.19%	13.43%
Total risk-based capital ratio	14.75%	15.38%	15.73%

The following tables provide non-GAAP reconciliations:
	Years Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Return on average tangible common equity:
Net income	$118,782	$151,995	$154,885
Amortization of intangible assets (net of tax)	3,551	1,698	2,106
Net income, excluding intangible amortization	$122,333	$153,693	$156,991
Average stockholders’ equity	$1,272,333	$1,199,383	$1,218,449
Less: average goodwill and other intangibles	332,667	289,238	290,838
Average tangible common equity	$939,666	$910,145	$927,611
Return on average tangible common equity	13.02%	16.89%	16.92%
Tangible equity ratio:
Stockholders’ equity	$1,425,691	$1,173,554	$1,250,453
Intangibles	402,294	288,545	289,468
Assets	$13,309,040	$11,739,296	$12,012,111
Tangible equity ratio	7.93%	7.73%	8.20%
Tangible book value:
Stockholders’ equity	$1,425,691	$1,173,554	$1,250,453
Intangibles	402,294	288,545	289,468
Tangible equity	$1,023,397	$885,009	$960,985
Diluted common shares outstanding	47,110	42,858	43,168
Tangible book value per share	$21.72	$20.65	$22.26
Operating net income:
Net income	$118,782	$151,995	$154,885
Acquisition expenses	9,978	967	-
Acquisition-related provision for credit losses	8,750	-	-
Acquisition-related reserve for unfunded loan commitments	836	-	-
Impairment of a minority interest equity investment	4,750	-	-
Litigation settlement cost	-	-	4,250
Securities losses (gains)	9,315	1,131	(566)
Adjustment to net income	$33,629	$2,098	$3,684
Adjustment to net income (net of tax)	$25,965	$1,623	$2,854
Operating net income	$144,747	$153,618	$157,739
Operating diluted earnings per share	$3.23	$3.56	$3.61

2024 Outlook
The Company’s 2023 earnings reflected a continued ability to invest in the Company’s future while managing through significant volatility in the interest rate environment and overall economic conditions which have challenged the financial services industry. Throughout 2023, the Company, along with other financial services companies, experienced lingering disruptions from the coronavirus (“COVID-19”) pandemic. Mainly, the interest rate volatility associated with the rapid downward shift in the yield curve which remained fairly flat for the majority of 2021 and into early 2022, followed by the drastic rise in rates beginning in the second quarter of 2022, which resulted in an inverted yield curve for the remainder of 2022 and throughout 2023. This rate increase and curve inversion was highly correlated with a significant tightening of monetary policy to combat heightened inflation. Additionally, the three regional bank failures which occurred in the first quarter of 2023 resulted in heightened competition for balance sheet liquidity, which resulted in increased cost of funding as well assessment of earning asset growth capacity.

While economic indicators have remained mixed, they have trended toward the decline of inflation. Given this decline in inflation the probability for Federal Funds rate reductions in 2024 have increased. This anticipated interest rate decline, coupled with strong consumer and corporate balance sheets support a view that the potential for recession has been reduced and that any form of economic slowdown could be mild. Significant items that may have an impact on 2024 results include:
●	Excess liquidity in the banking system has significantly decreased:
ο	loan growth may be negatively impacted as interest rates have risen and lenders have reverted back to historical credit spreads to account for overall higher cost of funds;
ο
cost of deposits as well as overall cost of funds could continue to negatively impact net interest margin. While declining short term interest rates may allow for cost of funds reductions, the elevated level of relative interest rates and the bank failures in early 2023 continue to pressure competition for deposits as well as the associated cost of funds;

ο
higher short-term interest rates have continued to afford deposit customers investment opportunities outside the banking system resulting in deposit declines across the industry, however, a decline to short-term interest rates could potentially mitigate this;

ο	Investment purchases have slowed as runoff of investment cash flows have been utilized as a source of funding.
●	The Federal Reserve has continued to combat elevated inflation, with the result being inflationary pressures having declined in the second half of 2023:
ο	this reduced inflation has had a material impact on current and expected Federal Reserve monetary policy;
ο	the tightening of monetary policy through measures to raise interest rates seen in 2022 and 2023 could begin to reverse itself in 2024 given softening inflation;
ο
the loosening of monetary policy through the reduction to short term interest rates in 2024 could have a negative impact on overall net interest income given the decline in interest rates on floating rate assets. This risk has been mitigated by the Bank’s migration to a more neutral interest rate sensitivity position.

●	The Company’s continued focus on long-term strategies including growth in the New England markets, diversification of revenue sources, improving operating efficiencies and investing in technology.
●	The Company’s merger with Salisbury is expected to provide earnings benefit and incremental growth potential in these new markets.

The Company’s 2024 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in Item 1A. Risk Factors.

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
Average Balances and Net Interest Income
	2023			2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term interest-bearing accounts	$126,765	$6,259	4.94%	$440,429	$3,072	0.70%	$932,086	$1,229	0.13%
Securities taxable(1)	2,377,596	45,176	1.90%	2,424,925	43,229	1.78%	1,910,641	31,962	1.67%
Securities tax-exempt(1) (3)	214,053	6,730	3.14%	233,515	5,070	2.17%	220,759	4,929	2.23%
Federal Reserve Bank and FHLB stock	48,641	3,368	6.92%	27,040	995	3.68%	25,255	616	2.44%
Loans(2) (3)	8,803,228	463,290	5.26%	7,772,962	333,008	4.28%	7,543,149	302,331	4.01%
Total interest-earning assets	$11,570,283	$524,823	4.54%	$10,898,871	$385,374	3.54%	$10,631,890	$341,067	3.21%
Other assets	923,850			893,197			983,809
Total assets	$12,494,133			$11,792,068			$11,615,699
Liabilities and stockholders’ equity:
Money market deposit accounts	$2,418,450	$62,475	2.58%	$2,447,978	$4,955	0.20%	$2,587,748	$5,117	0.20%
NOW deposit accounts	1,555,414	8,298	0.53%	1,578,831	2,600	0.16%	1,452,560	738	0.05%
Savings deposits	1,715,749	650	0.04%	1,829,360	592	0.03%	1,656,893	829	0.05%
Time deposits	1,006,867	33,218	3.30%	464,912	1,776	0.38%	577,150	4,030	0.70%
Total interest-bearing deposits	$6,696,480	$104,641	1.56%	$6,321,081	$9,923	0.16%	$6,274,351	$10,714	0.17%
Federal funds purchased	24,575	1,269	5.16%	14,644	588	4.02%	17	-	-
Repurchase agreements	70,251	747	1.06%	69,561	67	0.10%	100,519	132	0.13%
Short-term borrowings	450,377	23,592	5.24%	46,371	1,968	4.24%	1,302	26	2.00%
Long-term debt	24,247	925	3.81%	6,579	161	2.45%	15,479	389	2.51%
Subordinated debt, net	105,756	6,076	5.75%	98,439	5,424	5.51%	98,259	5,437	5.53%
Junior subordinated debt	101,196	7,320	7.23%	101,196	3,749	3.70%	101,196	2,090	2.07%
Total interest-bearing liabilities	$7,472,882	$144,570	1.93%	$6,657,871	$21,880	0.33%	$6,591,123	$18,788	0.29%
Demand deposits	3,463,608			3,696,957			3,565,693
Other liabilities	285,310			237,857			240,434
Stockholders’ equity	1,272,333			1,199,383			1,218,449
Total liabilities and stockholders’ equity	$12,494,133			$11,792,068			$11,615,699
Net interest income (FTE)		$380,253			$363,494			$322,279
Interest rate spread			2.61%			3.21%			2.92%
Net interest margin (FTE)			3.29%			3.34%			3.03%
Taxable equivalent adjustment		$2,034			$1,304			$1,191
Net interest income		$378,219			$362,190			$321,088

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

2023 OPERATING RESULTS AS COMPARED TO 2022 OPERATING RESULTS
Net Interest Income
Net interest income for the year ended December 31, 2023 was $378.2 million, up $16.0 million, or 4.4%, from 2022. FTE net interest margin was 3.29% for the year ended December 31, 2023, a decrease of 5 basis points (“bps”) from 2022. Interest income increased $138.7 million, or 36.1%, as the yield on average interest-earning assets increased 100 bps from 2022 to 4.54%, while average interest-earning assets of $11.57 billion increased $671.4 million primarily due to the Salisbury acquisition and organic loan growth partially offset by the decrease in short-term interest bearing accounts (“excess liquidity”). Interest expense was up $122.7 million, or 560.7%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, driven by interest-bearing deposit costs increasing 140 bps to 1.56%, as well as a $404.0 million increase in the average balances of short-term borrowings and a 524 bps rate paid on those borrowings. The increase was also driven by the Company shifting from an excess liquidity position to an overnight borrowing position beginning in the fourth quarter of 2022. Included in net interest income was $4.3 million of acquisition-related net accretion, which positively impacted net interest margin by 4 bps. The Federal Reserve raised its target fed funds rate to 550 basis points in 2023, positively impacting our yields on earning assets.
Analysis of Changes in FTE Net Interest Income
	Increase (Decrease) 2023 over 2022			Increase (Decrease) 2022 over 2021
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$(3,583)	$6,770	$3,187	$(953)	$2,796	$1,843
Securities taxable	(856)	2,803	1,947	9,057	2,210	11,267
Securities tax-exempt	(452)	2,112	1,660	279	(138)	141
Federal Reserve Bank and FHLB stock	1,128	1,245	2,373	46	333	379
Loans	47,841	82,441	130,282	9,406	21,271	30,677
Total FTE interest income	$44,077	$95,372	$139,449	$17,835	$26,472	$44,307
Money market deposit accounts	(60)	57,580	57,520	(281)	119	(162)
NOW deposit accounts	(39)	5,737	5,698	70	1,792	1,862
Savings deposits	(38)	96	58	79	(316)	(237)
Time deposits	4,164	27,278	31,442	(677)	(1,577)	(2,254)
Federal funds purchased	479	202	681	588	-	588
Repurchase agreements	1	679	680	(35)	(30)	(65)
Short-term borrowings	21,058	566	21,624	1,881	61	1,942
Long-term debt	632	132	764	(218)	(10)	(228)
Subordinated debt, net	414	238	652	10	(23)	(13)
Junior subordinated debt	-	3,571	3,571	-	1,659	1,659
Total FTE interest expense	$26,610	$96,080	$122,690	$1,417	$1,675	$3,092
Change in FTE net interest income	$17,467	$(708)	$16,759	$16,418	$24,797	$41,215

Loans and Corresponding Interest and Fees on Loans
The average balance of loans increased by approximately $1.03 billion, or 13.3%, from 2022 to 2023 driven by the Salisbury acquisition and organic loan growth, with increases in commercial and industrial (“C&I”), commercial real estate (“CRE”), indirect auto, residential solar and residential mortgage portfolios being partly offset by a reduction in the average balance of other consumer loans. The yield on average loans increased from 4.28% in 2022 to 5.26% in 2023, as loans re-priced upward due to the interest rate environment in 2023. FTE interest income from loans increased 39.1%, from $333.0 million in 2022 to $463.3 million in 2023. This increase was due to the increases in yields and an increase in the average balance.
Total loans were $9.65 billion and $8.15 billion at December 31, 2023 and 2022, respectively. Period end loans increased $1.50 billion or 18.4% from December 31, 2022, which included $1.18 billion of loans acquired from Salisbury. Commercial and industrial loans increased $88.2 million to $1.35 billion; commercial real estate loans increased $819.0 million to $3.63 billion; and total consumer loans increased $593.4 million to $4.67 billion. Total loans represent approximately 72.5% of assets as of December 31, 2023, as compared to 69.4% as of December 31, 2022.

The following table reflects the loan portfolio by major categories(1), net of deferred fees and origination costs, for the years indicated:
Composition of Loan Portfolio
	December 31,
(In thousands)	2023	2022	2021	2020	2019
Commercial & industrial	$1,353,725	$1,265,082	$1,155,240	$1,121,224	$1,112,616
Commercial real estate	3,626,910	2,807,941	2,655,367	2,526,813	2,331,650
Paycheck protection program	523	949	101,222	430,810	-
Residential real estate	2,125,804	1,649,870	1,571,232	1,466,662	1,445,156
Indirect auto	1,130,132	989,587	859,454	931,286	1,193,635
Residential solar	917,755	856,798	440,016	282,224	219,210
Home equity	337,214	314,124	330,357	387,974	444,082
Other consumer	158,650	265,796	385,571	351,892	389,749
Total loans	$9,650,713	$8,150,147	$7,498,459	$7,498,885	$7,136,098

(1)	Loans are summarized by business line which does not align with how the Company assesses credit risk in the estimate for credit losses under CECL.

Loans in the C&I and CRE portfolios, consist primarily of loans made to small and medium-sized entities. The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchases and seasonal crop expenses. These loans are usually collateralized by business assets such as equipment, accounts receivable and perishable agricultural products, which are exposed to industry price volatility. The Company extends CRE loans to facilitate various real estate transactions, encompassing acquisitions, refinancing, expansions, and enhancements to both commercial and agricultural properties. These loans are secured by liens on real estate assets, covering a spectrum of properties including apartments, commercial structures, healthcare facilities, and others, whether occupied by owners or non-owners. Risks associated with the CRE portfolio pertain to the borrowers’ capacity to meet interest and principal payments throughout the loan’s duration, as well as their ability to secure refinancing upon the loan’s maturity. The Company has a risk management framework that includes rigorous underwriting standards, targeted portfolio stress testing, interest rate sensitivities on commercial borrowers and comprehensive credit risk monitoring mechanisms. The Company remains vigilant in monitoring market trends, economic indicators, and regulatory developments to promptly adapt our risk management strategies as needed.
Within the CRE portfolio, approximately 78% comprises Non-Owner Occupied CRE, with the remaining 22% being Owner-Occupied CRE. Non-Owner Occupied CRE includes diverse sectors across the Company’s markets such as apartments (33%), office spaces (17%), and construction (13%), along with retail, manufacturing, small commercial, accommodations, and others. Notably, office CRE loans account for 5% of the total outstanding loans, predominantly serving suburban medical and professional tenants across suburban and small urban markets. These loans carry an average size of $2.5 million, with 14% maturing over the next two years. As of December 31, 2023, the total CRE construction and development loans amounted to $347.2 million.
The Company participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed, forgivable loan program created under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and the Consolidated Appropriation Act targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the SBA, the guarantee is backed by the full faith and credit of the United States government. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes.
Residential real estate loans consist primarily of loans secured by a first or second mortgage on primary residences. We originate adjustable-rate and fixed-rate, one-to-four-family residential loans for the construction or purchase of a residential property or refinancing of a mortgage. These loans are collateralized by properties located in the Company’s market area. Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that the Company has ever actively pursued. The market does not apply a uniform definition of what constitutes “subprime” lending. Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the Office of Thrift Supervision and the other federal bank regulatory agencies (the “Agencies”), on June 29, 2007, which further referenced the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001. As of December 31, 2023, there were $39.9 million in residential construction and development loans included in total loans.

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
The Company offers a variety of consumer loan products including indirect auto, home equity and other consumer loans. Indirect auto loans include indirect installment loans to individuals, which are primarily secured by automobiles. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Other consumer loans consist of direct installment loans to individuals most secured by automobiles and other personal property and unsecured consumer loans across a national footprint originated through our relationship with national technology-driven consumer lending companies that began over 10 years ago beginning with our investment in Springstone Financial LLC (“Springstone”) which was subsequently acquired by LendingClub in 2014. Springstone and LendingClub loans are in a planned run-off status. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, home equity lines of credit and second mortgage loans (loans secured by a lien position on one-to-four family residential real estate) to finance home improvements, debt consolidation, education and other uses. For home equity loans, consumers are able to borrow up to 85% of the equity in their homes, and are generally tied to Prime with a ten year draw followed by a fifteen year amortization.
Loans by Maturity and Interest Rate Sensitivity
The following table presents the maturity distribution and an analysis of loans that have predetermined and floating interest rates. Scheduled repayments are reported in the maturity category in which the contractual maturity is due. For loans without contractual maturities, classification of maturity is consistent with the policy elections to measure the allowance for credit losses. Specifically, C&I and CRE lines of credit assume one year maturity for relationships over $1.0 million and five year maturity for relationships under $1.0 million, while home equity line of credits maturities are classified based on their fixed rate conversion date plus five years. C&I includes PPP and other consumer includes home equity and other consumer loans.
	Remaining Maturity at December 31, 2023
(In thousands)	C&I	CRE	Indirect Auto	Residential Solar	Other Consumer	Residential	Total
Within one year	$263,204	$158,227	$13,380	$167	$22,393	$622	$457,993
From one to five years	523,893	962,542	630,046	13,457	147,382	38,549	2,315,869
From five to fifteen years	325,814	2,195,525	486,706	297,119	319,739	421,967	4,046,870
After fifteen years	241,337	310,616	-	607,012	6,350	1,664,666	2,829,981
Total	$1,354,248	$3,626,910	$1,130,132	$917,755	$495,864	$2,125,804	$9,650,713

Interest rate terms on amounts due after one year:
Fixed	$760,886	$828,425	$1,116,713	$917,403	$240,404	$1,829,553	$5,693,384
Variable	$330,158	$2,640,258	$39	$185	$233,067	$295,629	$3,499,336

Securities and Corresponding Interest and Dividend Income

The average balance of taxable securities AFS and held to maturity (“HTM”) decreased $47.3 million, or 2.0%, from 2022 to 2023. The yield on average taxable securities was 1.90% for 2023 compared to 1.78% in 2022. The average balance of tax-exempt securities AFS and HTM decreased from $233.5 million in 2022 to $214.1 million in 2023. The FTE yield on tax-exempt securities increased from 2.17% in 2022 to 3.14% in 2023.

The average balance of Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock increased to $48.6 million in 2023 from $27.0 million in 2022. The yield on investments in Federal Reserve Bank and FHLB stock increased from 3.68% in 2022 to 6.92% in 2023.

Securities Portfolio
	As of December 31,
	2023		2022		2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities:
U.S. treasury	$133,302	$125,024	$132,891	$121,658	$73,016	$73,069
Federal agency	248,384	214,740	248,419	206,419	248,454	239,931
State & municipal	96,251	86,306	97,036	82,851	95,531	94,088
Mortgage-backed	473,813	422,268	536,021	473,694	603,375	606,675
Collateralized mortgage obligations	614,886	541,544	669,111	588,363	623,930	621,595
Corporate	48,442	40,976	60,404	54,240	50,500	52,003
Total AFS securities	$1,615,078	$1,430,858	$1,743,882	$1,527,225	$1,694,806	$1,687,361

HTM securities:
Federal agency	$100,000	$82,216	$100,000	$79,322	$100,000	$95,635
Mortgage-backed	245,806	213,630	267,907	230,473	170,574	172,001
Collateralized mortgage obligations	251,335	228,463	274,366	249,848	138,815	140,280
State & municipal	308,126	290,215	277,244	253,004	323,821	327,344
Total HTM securities	$905,267	$814,524	$919,517	$812,647	$733,210	$735,260

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
The following tables set forth information with regard to contractual masturities of debt securities shown in amortized cost ($) and weighted average yield (%) at December 31, 2023. Weighted-average yields are an arithmetic computation of income (not FTE adjusted) divided by amortized cost. Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
	Less than 1 Year			1 Year to 5 Years			5 Years to 10 Years			Over 10 Years			Total
(Dollars in thousands)		$	%		$	%		$	%		$	%		$	%
AFS securities:
U.S. treasury	$34,955		2.59%	$98,347		1.42%	$-		-	$-		-	$133,302		1.73%
Federal agency	-		-	150,600		0.96%	97,784		1.15%	-		-	248,384		1.04%
State & municipal	-		-	74,390		1.33%	21,861		1.55%	-		-	96,251		1.38%
Mortgage-backed	108		0.55%	88,454		1.30%	158,468		2.32%	226,783		1.52%	473,813		1.74%
Collateralized mortgage obligations	15,326		2.95%	124,306		1.90%	30,389		1.54%	444,865		1.99%	614,886		1.97%
Corporate	-		-	-		-	48,442		4.03%	-		-	48,442		4.03%
Total AFS securities	$50,389		2.69%	$536,097		1.37%	$356,944		2.12%	$671,648		1.83%	$1,615,078		1.77%

HTM securities:
Federal agency	$-		-	$-		-	$100,000		1.11%	$-		-	$100,000		1.11%
Mortgage-backed	-		-	4,501		3.51%	12,585		4.23%	228,720		2.02%	245,806		2.16%
Collateralized mortgage obligations	-		-	27,339		2.60%	87,106		3.01%	136,890		2.80%	251,335		2.85%
State & municipal	92,757		3.92%	81,235		2.34%	63,252		1.91%	70,882		1.82%	308,126		2.61%
Total HTM securities	$92,757		3.92%	$113,075		2.45%	$262,943		2.08%	$436,492		2.23%	$905,267		2.39%

Funding Sources and Corresponding Interest Expense
The Company utilizes traditional deposit products such as time, savings, NOW, money market and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities totaled $7.47 billion in 2023 and increased $815.0 million from 2022. The increase was primarily driven by the interest-bearing deposits acquired from Salisbury and an increase in short-term borrowings. The rate paid on interest-bearing liabilities increased from 0.33% in 2022 to 1.93% in 2023. This increase in rates caused an increase in interest expense of $122.7 million, or 560.7%, from $21.9 million in 2022 to $144.6 million in 2023.

Deposits
Average interest-bearing deposits increased $375.4 million, or 5.9%, from 2022 to 2023. Average money market deposits decreased $29.5 million, or 1.2% during 2023 compared to 2022. Average NOW accounts decreased $23.4 million, or 1.5% during 2023 as compared to 2022. The average balance of savings accounts decreased $113.6 million, or 6.2%, during 2023 compared to 2022. The average balance of time deposits increased $542.0 million, or 116.6%, from 2022 to 2023. The average balance of demand deposits decreased $233.3 million, or 6.3%, during 2023 compared to 2022. The Company continues to experience the migration from no interest and low interest checking and savings accounts into higher cost money market and time deposit instruments. The decrease in average balances was due primarily to larger commercial customers shifting balances to higher yielding investment opportunities in both the Company’s wealth management solutions as well as other offerings in the market. The Company’s composition of total deposits is diverse and granular with over 563,000 accounts with an average per account balance of $19,483 as of December 31, 2023.
The rate paid on average interest-bearing deposits was up 140 bps to 1.56% for 2023. The rate paid for money market deposit accounts increased 238 bps to 2.58% from 2022 to 2023. The rate paid for NOW deposit accounts increased from 0.16% in 2022 to 0.53% in 2023. The rate paid for savings deposits increased from 0.03% in 2022 to 0.04% in 2023. The rate paid for time deposits increased from 0.38% during 2022 to 3.30% during 2023.
	Years Ended December 31,
	2023		2022		2021
(In thousands)	Average Balance	Yield/Rate	Average Balance	Yield Rate	Average Balance	Yield/Rate
Demand deposits	$3,463,608		$3,696,957		$3,565,693

Money market deposit accounts	2,418,450	2.58%	2,447,978	0.20%	2,587,748	0.20%
NOW deposit accounts	1,555,414	0.53%	1,578,831	0.16%	1,452,560	0.05%
Savings deposits	1,715,749	0.04%	1,829,360	0.03%	1,656,893	0.05%
Time deposits	1,006,867	3.30%	464,912	0.38%	577,150	0.70%
Total interest-bearing deposits	$6,696,480	1.56%	$6,321,081	0.16%	$6,274,351	0.17%

The following table presents the estimated amounts of uninsured deposits based on the same methodologies and assumptions used for the bank regulatory reporting:
	As of December 31,
(In thousands)	2023	2022	2021
Estimated amount of uninsured deposits	$4,077,186	$3,555,342	$4,175,208

The following table presents the maturity distribution of time deposits of $250,000 or more:
(In thousands)	December 31, 2023
Portion of time deposits in excess of insurance limit	$113,317

Time deposits otherwise uninsured with a maturity of:
Within three months	$45,070
After three but within six months	32,967
After six but within twelve months	18,131
Over twelve months	17,149

Borrowings
Average federal funds purchased increased to $24.6 million in 2023. The rate paid on federal funds purchased was 5.16% in 2023. Average repurchase agreements increased to $70.3 million in 2023 from $69.6 million in 2022. The average rate paid on repurchase agreements increased from 0.10% in 2022 to 1.06% in 2023. Average short-term borrowings increased to $450.4 million in 2023 from $46.4 million in 2022. The average rate paid on short-term borrowings increased from 4.24% in 2022 to 5.24% in 2023. Average long-term debt increased from $6.6 million in 2022 to $24.2 million in 2023. The average balance of junior subordinated debt remained at $101.2 million in 2023. The average rate paid for junior subordinated debt in 2023 was 7.23%, up from 3.70% in 2022.
Total short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing. Those sources totaled approximately $2.87 billion and $2.90 billion at December 31, 2023 and 2022, respectively. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

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
Subordinated notes assumed in connection with the Salisbury acquisition included $25.0 million of 3.50% fixed-to-floating rate subordinated notes due 2031. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 3.50%, payable quarterly in arrears commencing on June 30, 2021, and a floating rate of interest equivalent to the three-month SOFR plus a spread of 2.80%, payable quarterly in arrears commencing on June 30, 2026. As of the acquisition date, the fair value discount was $3.0 million.
As of December 31, 2023 and December 31, 2022 the subordinated debt net of unamortized issuance costs and fair value discount was $119.7 million and $96.9 million, respectively. Which will be amortized into interest expense over the expected call or maturity date.
Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:
	Years Ended December 31,
(In thousands)	2023	2022	2021
Service charges on deposit account	$15,425	$14,630	$13,348
Card services income	20,829	29,058	34,682
Retirement plan administration fees	47,221	48,112	42,188
Wealth management	34,763	33,311	33,718
Insurance services	15,667	14,696	14,083
Bank owned life insurance income	6,750	6,044	6,217
Net securities (losses) gains	(9,315)	(1,131)	566
Other	10,838	10,858	12,992
Total noninterest income	$142,178	$155,578	$157,794

Noninterest income for the year ended December 31, 2023 was $142.2 million, down $13.4 million, or 8.6%, from the year ended December 31, 2022. During 2023, the Company incurred a $4.5 million securities loss on the sale of two subordinated debt securities held in the AFS portfolio and a $5.0 million securities loss on the write-off of a subordinated debt security of a failed financial institution. Excluding net securities (losses) gains, noninterest income for the year ended December 31, 2023 was $151.5 million, down $5.2 million or 3.3%, from the year ended December 31, 2022. The decrease from the prior year was driven by lower card services income from the impact of the statutory price cap provisions of the Durbin Amendment of approximately $8.0 million and lower retirement plan administration fees driven by a decrease in certain activity-based fees. These decreases were partially offset by an increase in wealth management and insurance services.
Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the years indicated:
	Years Ended December 31,
(In thousands)	2023	2022	2021
Salaries and employee benefits	$194,250	$187,830	$172,580
Technology and data services	38,163	35,712	34,717
Occupancy	28,408	26,282	26,048
Professional fees and outside services	17,601	16,810	16,306
Office supplies and postage	6,917	6,140	6,006
FDIC assessment	6,257	3,197	3,041
Advertising	3,054	2,822	2,521
Amortization of intangible assets	4,734	2,263	2,808
Loan collection and other real estate owned, net	2,618	2,647	2,915
Acquisition expenses	9,978	967	-
Other	29,684	19,795	20,339
Total noninterest expense	$341,664	$304,465	$287,281

Noninterest expense for the year ended December 31, 2023 was $341.7 million, up $37.2 million or 12.2%, from the year ended December 31, 2022. The Company incurred acquisition expenses for the year ended December 31, 2023 and December 31, 2022 of $10.0 million and $1.0 million, respectively, related to the merger with Salisbury. Included in other noninterest expenses for the year ended December 31, 2023, the Company recorded a $4.8 million impairment of its minority interest equity investment in a provider of financial and technology services to residential solar equipment installers due to the uncertainty in the realizability of the investment. Excluding acquisition expenses and the impairment of a minority interest equity investment, noninterest expense for the year ended December 31, 2023 was $326.9 million, up $23.4 million or 7.7%, from the year ended December 31, 2022. The increase from the prior year was driven by higher salaries and employee benefits due to the Salisbury acquisition, increased salaries and wages including merit pay increases and higher health and welfare benefits, which were partially offset by lower levels of incentive compensation. In addition, the increase in technology and data services was due to continued investment in digital platforms solutions, the increase in the FDIC assessment expense was driven by the statutory increase in the FDIC assessment rate, increased occupancy expense was driven by the addition of Salisbury locations and other expenses were higher due to the increase in actuarially determined expense related to the Company’s retirement plans.
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

Income tax expense for the year ended December 31, 2023 was $34.7 million, down $9.5 million, or 21.5%, from the year ended December 31, 2022. The effective tax rate was 22.6% in 2023 and was 22.5% in 2022.
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
Nonperforming assets consist of nonaccrual loans, loans over 90 days past due and still accruing, troubled loans modifications, other real estate owned (“OREO”) and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified, commercial and commercial real estate loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

Nonperforming Assets
	As of December 31,
(Dollars in thousands)	2023	%	2022	%	2021	%	2020	%
Nonaccrual loans:
Commercial	$21,567	63%	$7,664	44%	$15,942	53%	$23,557	53%
Residential	9,632	28%	4,835	28%	8,862	29%	13,082	29%
Consumer	2,566	8%	1,667	10%	1,511	5%	3,020	7%
Troubled loan modifications(1)	448	1%	3,067	18%	3,970	13%	4,988	11%
Total nonaccrual loans	$34,213	100%	$17,233	100%	$30,285	100%	$44,647	100%

Loans over 90 days past due and still accruing:
Commercial	$1	-	$4	-	$-	-	$493	16%
Residential	554	15%	771	20%	808	33%	518	16%
Consumer	3,106	85%	3,048	80%	1,650	67%	2,138	68%
Total loans over 90 days past due and still accruing	$3,661	100%	$3,823	100%	$2,458	100%	$3,149	100%

Total nonperforming loans	$37,874		$21,056		$32,743		$47,796
OREO	-		105		167		1,458
Total nonperforming assets	$37,874		$21,161		$32,910		$49,254

Total nonaccrual loans to total loans	0.35%		0.21%		0.40%		0.60%
Total nonperforming loans to total loans	0.39%		0.26%		0.44%		0.64%
Total nonperforming assets to total assets	0.28%		0.18%		0.27%		0.45%
Total allowance for loan losses to nonperforming loans	302.05%		478.72%		280.98%		230.14%
Total allowance for loan losses to nonaccrual loans	334.38%		584.92%		303.78%		246.38%
(1)	TDRs prior to adoption of ASU 2022-02.

The following tables are related to nonperforming loans in prior periods. Nonperforming loans are summarized by business line which does not align with how the Company currently assesses credit risk in the estimate for credit losses under CECL.
	As of December 31,
(Dollars in thousands)	2019	%
Nonaccrual loans:
Commercial	$12,379	49%
Residential real estate	5,233	21%
Consumer	4,046	16%
Troubled debt restructured loans	3,516	14%
Total nonaccrual loans	$25,174	100%

Loans over 90 days past due and still accruing:
Residential real estate	$927	25%
Consumer	2,790	75%
Total loans over 90 days past due and still accruing	$3,717	100%

Total nonperforming loans	$28,891
OREO	1,458
Total nonperforming assets	$30,349

Total nonaccrual loans to total loans	0.35%
Total nonperforming loans to total loans	0.40%
Total nonperforming assets to total assets	0.31%
Total allowance for loan losses to nonperforming loans	252.55%
Total allowance for loan losses to nonaccrual loans	289.84%

Total nonperforming assets were $37.9 million at December 31, 2023, compared to $21.2 million at December 31, 2022. Nonperforming loans at December 31, 2023 were $37.9 million or 0.39% of total loans, compared with $21.1 million or 0.26% of total loans at December 31, 2022. The increase in nonperforming assets was attributable to a diversified, multi-tenant commercial real estate development relationship that was placed into a nonaccrual status in the fourth quarter of 2023, in which NBT is a participant. The relationship is being actively managed and recent appraised values continue to support its carrying value, and as such, no specific reserve has been established. Total nonaccrual loans were $34.2 million or 0.35% of total loans at December 31, 2023, compared to $17.2 million or 0.21% of total loans at December 31, 2022. Past due loans as a percentage of total loans was 0.32% at December 31, 2023, down slightly from 0.33% of total loans at December 31, 2022.
In addition to nonperforming loans discussed above, the Company has also identified approximately $87.7 million in potential problem loans at December 31, 2023 as compared to $52.0 million at December 31, 2022. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” The increase in potential problem loans from December 31, 2022 is primarily due to the migration of $48.2 million to substandard, partially offset by an increase of $13.5 million in nonaccrual commercial loan balances. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loans modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Allowance for Loan Losses
Beginning January 1, 2020, the Company calculated the allowance for credit losses using current expected credit losses methodology. As a result of our January 1, 2020, adoption of CECL and its related amendments, our methodology for estimating the allowance for credit losses changed significantly from December 31, 2019. The Company recorded a net decrease to retained earnings of $4.3 million as of January 1, 2020 for the cumulative effect of adopting Accounting Standards Updates (“ASU”) 2016-13. The transition adjustment included a $3.0 million impact due to the allowance for credit losses on loans, $2.8 million impact due to the allowance for unfunded commitments reserve and $1.5 million impact to the deferred tax asset.
Beginning January 1, 2023, the Company adopted ASU 2022-02 Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which resulted in an insignificant change to the Company’s methodology for estimating the allowance for credit losses on Troubled Debt Restructurings (“TDRs”) since December 31, 2022. The January 1, 2023 decrease in allowance for credit loss on TDR loans relating to adoption of ASU 2022-02 was $0.6 million, which increased retained earnings by $0.5 million and decreased the deferred tax asset by $0.1 million.
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
Additional information about our Allowance for Loan Losses is included in Notes 1 and 6 to the consolidated financial statements as well as in the “Critical Accounting Estimates” section of the Management Discussion and Analysis. The Company’s management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

The allowance for credit losses totaled $114.4 million at December 31, 2023, compared to $100.8 million at December 31, 2022. The allowance for credit losses as a percentage of loans was 1.19% at December 31, 2023, compared to 1.24% at December 31, 2022. The increase in the allowance for credit losses from December 31, 2022 to December 31, 2023 was primarily due to the $14.5 million of allowance for acquired Salisbury loans which included both the $5.8 million allowance for PCD loans reclassified from loans and the $8.8 million allowance for non-PCD loans recognized through the provision for loan losses.
The allowance for credit losses was 302.05% of nonperforming loans at December 31, 2023 as compared to 478.72% at December 31, 2022. The allowance for credit losses was 334.38% of nonaccrual loans at December 31, 2023 as compared to 584.92% at December 31, 2022. The 2023 decline in the coverage of the allowance to nonperforming and nonaccrual loans largely relates to one nonperforming relationship that is individually evaluated for allowance which had no reserve established at December 31, 2023.
The provision for loan losses was $25.3 million for the year ended December 31, 2023, compared to $17.1 million for the year ended December 31, 2022. Provision expense increased from the prior year primarily due to the $8.8 million of acquisition-related provision for loan losses due to the Salisbury acquisition and an increase in net charge-offs. Net charge-offs totaled $16.8 million for 2023, up from $8.3 million in 2022. Net charge-offs to average loans was 19 bps for 2023 compared to 11 bps for 2022.
(Dollars in thousands)	2023	2022	2021	2020
Balance at January 1*	$100,152	$92,000	$110,000	$75,999
Loans charged-off
Commercial	4,154	1,870	4,638	4,005
Residential	517	633	979	1,135
Consumer**	22,107	16,140	14,489	21,938
Total loans charged-off	$26,778	$18,643	$20,106	$27,078
Recoveries
Commercial	$3,625	$2,430	$723	$786
Residential	496	852	1,069	618
Consumer**	5,859	7,014	8,571	8,541
Total recoveries	$9,980	$10,296	$10,363	$9,945
Net loans charged-off	$16,798	$8,347	$9,743	$17,133

Allowance for credit loss on PCD acquired loans	$5,772	$-	$-	$-
Provision for loan losses	25,274	17,147	(8,257)	51,134
Balance at December 31	$114,400	$100,800	$92,000	$110,000
Allowance for loan losses to loans outstanding at end of year	1.19%	1.24%	1.23%	1.47%

Commercial net charge-offs to average loans outstanding	0.01%	(0.01)%	0.05%	0.04%
Residential net charge-offs to average loans outstanding	-	-	-	0.01%
Consumer net charge-offs to average loans outstanding	0.18%	0.12%	0.08%	0.18%
Net charge-offs to average loans outstanding	0.19%	0.11%	0.13%	0.23%

*
2020 includes an adjustment of $3.0 million as a result of the January 1, 2020, adoption of ASC 326 and 2023 includes an adjustment of $0.6 million as a result of the January 1, 2023, adoption of ASU 2022-02.

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
(Dollars in thousands)	2019
Balance at January 1	$72,505
Loans charged-off
Commercial and agricultural	3,151
Residential real estate	991
Consumer	28,398
Total loans charged-off	$32,540
Recoveries
Commercial and agricultural	$534
Residential real estate	141
Consumer	6,913
Total recoveries	$7,588
Net loans charged-off	$24,952

Provision for loan losses	$25,412
Balance at December 31	$72,965
Allowance for loan losses to loans outstanding at end of year	1.02%

Commercial and agricultural net charge-offs to average loans outstanding	0.04%
Residential real estate net charge-offs to average loans outstanding	0.01%
Consumer net charge-offs to average loans outstanding	0.31%
Net charge-offs to average loans outstanding	0.36%

Allocation of the Allowance for Loan Losses
	December 31,
	2023		2022		2021		2020
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans
Commercial	$45,903	50%	$34,722	48%	$28,941	51%	$50,942	53%
Residential	22,070	27%	15,127	26%	18,806	27%	21,255	26%
Consumer	46,427	23%	50,951	26%	44,253	22%	37,803	21%
Total	$114,400	100%	$100,800	100%	$92,000	100%	$110,000	100%

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
	December 31,
	2019
(Dollars in thousands)	Allowance	Category Percent of Loans
Commercial and agricultural	$34,525	48%
Residential real estate	2,793	20%
Consumer	35,647	32%
Total	$72,965	100%

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company estimates expected credit losses over the contractual period in which the Company has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for losses on off-balance sheet credit exposures is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. As of December 31, 2023 and 2022, the allowance for losses on unfunded commitments totaled $5.1 million. Prior to January 1, 2020, the Company calculated the allowance for losses on unfunded commitments using the incurred loss methodology.
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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At December 31, 2023, the Company’s Basic Surplus measurement was 11.6% of total assets, or $1.54 billion, as compared to the December 31, 2022 Basic Surplus of 13.2%, or $1.55 billion, and was above the Company’s minimum of 5% (calculated at $665.5 million and $587.0 million, of period end total assets as of December 31, 2023 and December 31, 2022, respectively) set forth in its liquidity policies.

At December 31, 2023 and 2022, FHLB advances outstanding totaled $322.7 million and $443.8 million, respectively. At December 31, 2023 and 2022, the Bank had $77.0 million and $8.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.11 billion at December 31, 2023 and $1.17 billion at December 31, 2022. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $823.3 million and $898.1 million at December 31, 2023 and 2022, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.01 billion at December 31, 2023 and $1.92 billion at December 31, 2022. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At December 31, 2023 and 2022, the Bank had the capacity to borrow $1.02 billion and $622.7 million, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $2.99 billion at December 31, 2023 and $2.41 billion at December 31, 2022.
This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considers its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2024. Continued increases to interest rates could result in deposit declines as depositors have alternative opportunities for yield on their excess funds. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Note, enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the COVID-19 pandemic including increasing the frequency of monitoring and adding additional sources of liquidity. While the pandemic has come to an end, this enhanced monitoring continues as rising interest rates and the recent bank failures have led to a deposit decline in the banking system and increased volatility to liquidity risk.
At December 31, 2023, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.
Net cash flows provided by operating activities totaled $157.5 million and $183.2 million in 2023 and 2022, respectively. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization and cash flows generated through changes in other assets and liabilities.

Net cash flows used in investing activities totaled $44.2 million and $926.2 million in 2023 and 2022, respectively. Critical elements of investing activities are loan and investment securities transactions.

Net cash flows used in financing activities totaled $105.4 million and $328.7 million in 2023 and 2022, respectively. The critical elements of financing activities are proceeds from deposits, borrowings and stock issuance. In addition, financing activities are impacted by dividends and treasury stock transactions.
Commitments to Extend Credit
The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2023 and 2022, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $2.68 billion and $2.42 billion, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit
The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2023 and 2022, outstanding standby letters of credit were approximately $44.7 million and $53.3 million, respectively. The fair value of the Company’s standby letters of credit at December 31, 2023 and 2022 was not significant. The following table sets forth the commitment expiration period for standby letters of credit at:
(In thousands)	December 31, 2023
Within one year	$39,521
After one but within three years	4,781
After three but within five years	110
After five years	323
Total	$44,735

Interest Rate Swaps
The Company records all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated and that qualify as cash flow hedges, changes in fair value of the cash flow hedges are reported in accumulated other comprehensive income or loss (“AOCI”). When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is subsequently reclassified and recognized in the consolidated statements of income.
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
Loans Serviced for Others and Loans Sold with Recourse
The total amount of loans serviced by the Company for unrelated third parties was approximately $856.9 million and $592.7 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company had approximately $1.0 million and $0.6 million, respectively, of mortgage servicing rights. At December 31, 2023 and 2022, the Company serviced $26.4 million and $31.0 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2023 and 2022.

Capital Resources
Consistent with its goal to operate a sound and profitable financial institution, the Company actively seeks to maintain a “well-capitalized” institution in accordance with regulatory standards. The principal source of capital to the Company is earnings retention. The Company’s and the Bank’s capital measurements are in excess of both regulatory minimum guidelines and meet the requirements to be considered well-capitalized.

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
The Bank is also subject to regulatory restrictions on its ability to pay dividends to the Company. Under Office of the Comptroller of the Currency (“OCC”) regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2023 and 2022, approximately $106.6 million and $145.3 million, respectively, of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.
Stock Repurchase Plan
The Company purchased 155,500 shares of its common stock during the year ended December 31, 2023 at an average price of $31.79 per share under its previously announced share repurchase program. This repurchase program under which these shares were purchased was due to expire on December 31, 2023; however, on December 18, 2023, the Board of Directors authorized and approved an amendment to the repurchase program. Pursuant to the amended stock repurchase program, the Company may repurchase up to 2,000,000 shares of the outstanding shares of its common stock with all repurchases under the stock repurchase program to be made by December 31, 2025. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effect of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of December 31, 2023, there were 2,000,000 shares available for repurchase under this plan which is set to expire on December 31, 2025. The Company purchased no shares of its common stock during the fourth quarter of 2023.
Recent Accounting Updates

See Note 2 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.
2022 OPERATING RESULTS AS COMPARED TO 2021 OPERATING RESULTS
For similar operating and financial data and discussion of our results for the year ended December 31, 2022 compared to our results for the year ended December 31, 2021, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023 and is incorporated herein by reference.

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

In managing the Company’s asset/liability position, the Board and management aim to manage the Company’s interest rate risk while minimizing net interest margin compression. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long and short-term interest rates.

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
The Company’s Interest Rate Sensitivity has migrated to a near neutral position. In the declining rate scenario, net interest income is projected to modestly decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. In the rising rate scenarios, net interest income is near neutral, impacted by slowing prepayments speeds and increased deposit reactivity; the magnitude of potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, money market deposit accounts and time accounts. Net interest income for the next twelve months in the +200/+100/-200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% reduction in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2023 balance sheet position:
Interest Rate Sensitivity Analysis
Change in interest rates (in bps points)	Percent change in net interest income
+200	(0.06%)
+100	0.27%
-200	(0.36%)

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures and Federal Open Market Committee monetary policy. In response to the economic impact of the pandemic, the federal funds rate was reduced to near zero in March 2020, term interest rates fell sharply across the yield curve and the Company reduced deposit rates. Post-pandemic, inflationary pressures have resulted in a higher overall yield curve with Federal Funds increases of 425 bps in 2022 with additional 100 bps of increases in 2023. While deposit rates have increased meaningfully in 2023 in conjunction with the increase to short term interest rates, the Company continues to focus on managing deposit expense in an environment of elevated interest rates while allowing assets to reprice upward.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses – loans evaluated on a collective basis

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $114.4 million of a total allowance for credit losses of $114.4 million as of December 31, 2023. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for class segments of loans that share similar risk characteristics. The Company uses a discounted cash flow methodology where the respective quantitative allowance for each segment is measured by comparing the amortized cost to the present value of expected principal, interest and recovery cash flows projected using an econometric, probability of default (PD) and loss given default (LGD) modeling methodology. The Company uses PD regression models to develop the PD, and LGD models to develop the LGD, using historical credit loss experience for both the Company and segment-specific selected peers. The application of these models incorporates multiple weighted external economic forecasts for the economic variables over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to long-term average economic variables over a reversion period on a straight-line basis. Contractual cash flows over the contractual life of the loans are the basis for expected principal, interest and recovery cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. After quantitative considerations, the Company applies additional qualitative adjustments, giving consideration to the effects of limitations inherent in the quantitative model, so that the collective ACL is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions including the external economic forecasts and economic variables, and the related weighting of the forecasts, the reasonable and supportable forecast periods, the composition of the peer group and the period from which historical Company and peer experience was used, (2) the expected prepayments assumption, and (3) the qualitative adjustments and the significant assumptions, including the effects of limitations inherent in the quantitative model. The assessment also included an evaluation of the conceptual soundness and performance of the PD regression and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans estimate, including controls over the:

•	development of the collective ACL on loans methodology
•	continued use and appropriateness of changes made to the PD regression models
•	continued use and appropriateness of the LGD models
•	performance monitoring of the PD regression and LGD models
•	identification and determination of the expected prepayments assumption and the significant assumptions used in the PD regression and LGD models
•	development of the qualitative methodology and related adjustments, including the significant assumptions used in the measurement of select qualitative adjustments
•	analysis of the collective ACL on loans results, trends, and ratios.

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
•
evaluating judgments made by the Company relative to the performance monitoring of the PD regression and LGD models, by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•
assessing the conceptual soundness and performance testing of the PD regression and LGD models, by inspecting the model documentation to determine whether the models are suitable for their intended use

•	evaluating the expected prepayments assumption by comparing to relevant Company-specific metrics and trends and current economic considerations
•	evaluating the selection of economic forecasts, including weighting of the forecasts, and underlying assumptions by comparing to the Company’s business environment and relevant industry practices
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

Fair value measurement of the acquired loans in the Salisbury Bancorp, Inc. business combination

As discussed in Note 3 to the consolidated financial statements, the Company acquired Salisbury Bancorp, Inc. (Salisbury) on August 11, 2023. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, asset acquired, liabilities assumed, and consideration paid for Salisbury were recorded at the fair values at the acquisition date, including the fair value of acquired loans of $1.17 billion. The fair value of acquired loans was determined using a discounted cash flow methodology applied on a pooled basis that used a forecast of principal and interest payments based on certain key valuation assumptions including, probability of default, loss given default, prepayment rate, and discount rate.

We identified the assessment of the fair value measurement of the acquired loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment of the fair value measurement encompassed the evaluation of the key assumptions including probability of default, loss given default, prepayment rate, and discount rate.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value measurement process for acquired loans, including control over the determination of the key assumptions including probability of default, loss given default, prepayments, and discount rate. We involved valuation professionals with specialized skills and knowledge who assisted in developing an independent estimate of the fair value of the acquired loan portfolio, including developing independent assumptions utilizing market data for the loss assumptions, prepayment rate, and discount rate and comparing to the Company’s estimate of fair value.

/s/ KPMG LLP

We have served as the Company’s auditor since 1987.

Albany, New York
February 29, 2024

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
(In thousands except share and per share data)	2023	2022
Assets
Cash and due from banks	$173,811	$166,488
Short-term interest-bearing accounts	31,378	30,862
Equity securities, at fair value	37,591	30,784
Securities available for sale, at fair value	1,430,858	1,527,225
Securities held to maturity (fair value $814,524 and $812,647, respectively)	905,267	919,517
Federal Reserve and Federal Home Loan Bank stock	45,861	44,713
Loans held for sale	3,371	562
Loans	9,650,713	8,150,147
Less allowance for loan losses	114,400	100,800
Net loans	$9,536,313	$8,049,347
Premises and equipment, net	80,675	69,047
Goodwill	361,851	281,204
Intangible assets, net	40,443	7,341
Bank owned life insurance	265,732	232,409
Other assets	395,889	379,797
Total assets	$13,309,040	$11,739,296
Liabilities
Demand (noninterest bearing)	$3,413,829	$3,617,324
Savings, NOW and money market	6,230,456	5,444,837
Time	1,324,709	433,772
Total deposits	$10,968,994	$9,495,933
Short-term borrowings	386,651	585,012
Long-term debt	29,796	4,815
Subordinated debt, net	119,744	96,927
Junior subordinated debt	101,196	101,196
Other liabilities	276,968	281,859
Total liabilities	$11,883,349	$10,565,742
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,974,492 and 49,651,493 shares issued, respectively	540	497
Additional paid-in-capital	740,943	577,853
Retained earnings	1,021,831	958,433
Accumulated other comprehensive loss	(160,934)	(190,034)
Common stock in treasury, at cost, 6,864,593 and 6,793,670 shares, respectively	(176,689)	(173,195)
Total stockholders’ equity	$1,425,691	$1,173,554
Total liabilities and stockholders’ equity	$13,309,040	$11,739,296

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Interest, fee and dividend income
Interest and fees on loans	$462,669	$332,768	$302,175
Securities available for sale	29,812	29,653	23,305
Securities held to maturity	20,681	17,582	12,551
Other	9,627	4,067	1,845
Total interest, fee and dividend income	$522,789	$384,070	$339,876
Interest expense
Deposits	$104,641	$9,923	$10,714
Short-term borrowings	25,608	2,623	158
Long-term debt	925	161	389
Subordinated debt	6,076	5,424	5,437
Junior subordinated debt	7,320	3,749	2,090
Total interest expense	$144,570	$21,880	$18,788
Net interest income	$378,219	$362,190	$321,088
Provision for loan losses	25,274	17,147	(8,257)
Net interest income after provision for loan losses	$352,945	$345,043	$329,345
Noninterest income
Service charges on deposit accounts	$15,425	$14,630	$13,348
Card services income	20,829	29,058	34,682
Retirement plan administration fees	47,221	48,112	42,188
Wealth management	34,763	33,311	33,718
Insurance services	15,667	14,696	14,083
Bank owned life insurance income	6,750	6,044	6,217
Net securities (losses) gains	(9,315)	(1,131)	566
Other	10,838	10,858	12,992
Total noninterest income	$142,178	$155,578	$157,794
Noninterest expense
Salaries and employee benefits	$194,250	$187,830	$172,580
Technology and data services	38,163	35,712	34,717
Occupancy	28,408	26,282	26,048
Professional fees and outside services	17,601	16,810	16,306
Office supplies and postage	6,917	6,140	6,006
FDIC assessment	6,257	3,197	3,041
Advertising	3,054	2,822	2,521
Amortization of intangible assets	4,734	2,263	2,808
Loan collection and other real estate owned, net	2,618	2,647	2,915
Acquisition expenses	9,978	967	-
Other	29,684	19,795	20,339
Total noninterest expense	$341,664	$304,465	$287,281
Income before income tax expense	$153,459	$196,156	$199,858
Income tax expense	34,677	44,161	44,973
Net income	$118,782	$151,995	$154,885
Earnings per share
Basic	$2.67	$3.54	$3.57
Diluted	$2.65	$3.52	$3.54

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net income	$118,782	$151,995	$154,885
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$22,987	$(209,212)	$(37,432)
Tax effect	(5,746)	52,303	9,358
Unrealized net holding gains (losses) arising during the period, net	$17,241	$(156,909)	$(28,074)

Reclassification adjustment for net losses in net income, gross	$9,450	$-	$-
Tax effect	(2,363)	-	-
Reclassification adjustment for net losses in net income, net	$7,087	$-	$-

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$427	$513	$577
Tax effect	(107)	(128)	(145)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$320	$385	$432

Total securities available for sale, net	$24,648	$(156,524)	$(27,642)

Cash flow hedges:
Reclassification of net unrealized losses on cash flow hedges to interest expense, gross	$-	$-	$21
Tax effect	-	-	(5)
Reclassification of net unrealized losses on cash flow hedges to interest expense, net	$-	$-	$16

Total cash flow hedges, net	$-	$-	$16

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$2,640	$737	$1,373
Tax effect	(660)	(184)	(343)
Amortization of prior service cost and actuarial losses, net	$1,980	$553	$1,030

Decrease (increase) in unrecognized actuarial loss, gross	$3,296	$(14,292)	$3,780
Tax effect	(824)	3,573	(945)
Decrease (increase) in unrecognized actuarial loss, net	$2,472	$(10,719)	$2,835

Total pension and other benefits, net	$4,452	$(10,166)	$3,865

Total other comprehensive income (loss)	$29,100	$(166,690)	$(23,761)
Comprehensive income (loss)	$147,882	$(14,695)	$131,124

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2020	$497	$578,082	$749,056	$417	$(140,434)	$1,187,618
Net income	-	-	154,885	-	-	154,885
Cash dividends - $1.10 per share	-	-	(47,738)	-	-	(47,738)
Purchase of 604,637 treasury shares	-	-	-	-	(21,714)	(21,714)
Net issuance of 143,555 shares to employee and other stock plans	-	(5,520)	-	-	2,269	(3,251)
Stock-based compensation	-	4,414	-	-	-	4,414
Other comprehensive (loss)	-	-	-	(23,761)	-	(23,761)
Balance at December 31, 2021	$497	$576,976	$856,203	$(23,344)	$(159,879)	$1,250,453
Net income	-	-	151,995	-	-	151,995
Cash dividends - $1.16 per share	-	-	(49,765)	-	-	(49,765)
Purchase of 400,000 treasury shares	-	-	-	-	(14,713)	(14,713)
Net issuance of 89,811 shares to employee and other stock plans	-	(3,653)	-	-	1,397	(2,256)
Stock-based compensation	-	4,530	-	-	-	4,530
Other comprehensive (loss)	-	-	-	(166,690)	-	(166,690)
Balance at December 31, 2022	$497	$577,853	$958,433	$(190,034)	$(173,195)	$1,173,554
Cumulative effect adjustment for ASU 2022-02 implementation as of January 1, 2023	-	-	502	-	-	502
Net income	-	-	118,782	-	-	118,782
Cash dividends - $1.24 per share	-	-	(55,886)	-	-	(55,886)
Issuance of 4,322,999 shares of common stock for acquisition	43	161,680	-	-	-	161,723
Purchase of 155,500 treasury shares	-	-	-	-	(4,944)	(4,944)
Net issuance of 84,577 shares to employee and other stock plans	-	(3,692)	-	-	1,450	(2,242)
Stock-based compensation	-	5,102	-	-	-	5,102
Other comprehensive income	-	-	-	29,100	-	29,100
Balance at December 31, 2023	$540	$740,943	$1,021,831	$(160,934)	$(176,689)	$1,425,691

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2023	2022	2021
Operating activities
Net income	$118,782	$151,995	$154,885
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	25,274	17,147	(8,257)
Depreciation and amortization of premises and equipment	10,695	10,155	9,896
Net amortization on securities	2,736	3,460	5,832
Amortization of intangible assets	4,734	2,263	2,808
Amortization of operating lease right-of-use assets	6,843	6,643	7,176
Excess tax benefit on stock-based compensation	(296)	(288)	(385)
Stock-based compensation expense	5,102	4,530	4,414
Bank owned life insurance income	(6,750)	(6,044)	(6,217)
Amortization of subordinated debt issuance costs	437	437	438
Discount on repurchase of subordinated debt	-	(106)	-
Proceeds from sale of loans held for sale	53,969	5,674	55,065
Originations of loans held for sale	(55,960)	(5,475)	(54,608)
Net gains on sales of loans held for sale	(156)	(122)	(361)
Net security losses (gains)	9,315	1,131	(566)
Net (gains) losses on sale of other real estate owned	(69)	(259)	182
Impairment of a minority interest equity investment	4,750	-	-
Net deferred income tax expense (benefit)	5,958	(19,850)	864
Net change in other assets and other liabilities	(27,907)	11,932	(11,981)
Net cash provided by operating activities	$157,457	$183,223	$159,185
Investing activities
Net cash provided by (used in) acquisitions	$44,564	$(2,616)	$(1,550)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	116,453	213,722	395,386
Proceeds from sales	124,577	-	-
Purchases	-	(264,569)	(775,963)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	100,954	177,554	181,620
Purchases	(88,022)	(365,033)	(299,014)
Equity securities:
Proceeds from calls	-	-	1,000
Purchases	(11)	(1,000)	-
Other:
Net increase in loans	(338,111)	(659,949)	(9,305)
Proceeds from Federal Home Loan Bank stock redemption	91,535	36,125	2,422
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(90,945)	(55,740)	(167)
Proceeds from settlement of bank owned life insurance	3,766	1,873	4,413
Purchase of bank owned life insurance	-	-	(40,000)
Purchases of premises and equipment, net	(9,254)	(7,009)	(7,740)
Proceeds from sales of other real estate owned	268	426	1,290
Net cash used in investing activities	$(44,226)	$(926,216)	$(547,608)
Financing activities
Net increase (decrease) in deposits	$164,085	$(738,536)	$1,152,777
Net (decrease) increase in short-term borrowings	(231,743)	487,217	(70,592)
Repurchase of subordinated debt	-	(2,000)	-
Proceeds from long-term debt	25,000	1,519	-
Repayments of long-term debt	(118)	(10,699)	(25,101)
Proceeds from the issuance of shares to employee and other stock plans	91	-	112
Cash paid by employer for tax-withholding on stock issuance	(1,877)	(1,751)	(2,931)
Purchase of treasury stock	(4,944)	(14,713)	(21,714)
Cash dividends	(55,886)	(49,765)	(47,738)
Net cash (used in) provided by financing activities	$(105,392)	$(328,728)	$984,813
Net increase (decrease) in cash and cash equivalents	$7,839	$(1,071,721)	$596,390
Cash and cash equivalents at beginning of year	197,350	1,269,071	672,681
Cash and cash equivalents at end of year	$205,189	$197,350	$1,269,071

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$130,180	$20,608	$20,285
Income taxes paid, net of refund	27,636	62,795	46,097
Noncash investing activities:
Loans transferred to other real estate owned	$94	$105	$181
Acquisitions:
Fair value of assets acquired, excluding acquired cash and goodwill	$1,415,712	$705	$-
Fair value of liabilities assumed	1,380,386	-	-
Common stock issued	161,723	-	-

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

1.          Summary of Significant Accounting Policies

The accounting and reporting policies of NBT Bancorp Inc. (“NBT Bancorp”) and its subsidiaries, NBT Bank, National Association (“NBT Bank” or the “Bank”), NBT Financial Services, Inc. and NBT Holdings, Inc., conform, in all material respects, with generally accepted accounting principles in the United States of America (“GAAP”) and to general practices within the banking industry. Collectively, NBT Bancorp and its subsidiaries are referred to herein as (the “Company”).

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

Segment Reporting

The Company’s operations are primarily in the community banking industry and include the provision of traditional banking services. The Company also provides other services through its subsidiaries such as insurance, retirement plan administration and trust administration. The Company operates in the geographical regions of upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut. The Company has no reportable operating segments.

Cash Equivalents

The Company considers amounts due from correspondent banks, cash items in process of collection and institutional money market mutual funds to be cash equivalents for purposes of the consolidated statements of cash flows.

Securities

The Company classifies its securities at date of purchase as either held to maturity (“HTM”), available for sale (“AFS”) or equity. HTM debt securities are those that the Company has the ability and intent to hold until maturity. AFS debt securities are securities that are not classified as HTM. AFS securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on AFS securities are excluded from earnings and are reported in the consolidated statements of changes in stockholders’ equity and the consolidated statements of comprehensive income (loss) as a component of accumulated other comprehensive income (loss) (“AOCI”). HTM securities are recorded at amortized cost. Transfers of securities between categories are recorded at fair value at the date of transfer. Non-marketable equity securities and equity securities without readily determinable fair values are carried at cost. The Company performs a qualitative assessment on equity securities to determine whether the investments are impaired and downward or upward adjustments are recognized through the income statement. All other equity securities are recorded at fair value, with net unrealized gains and losses recognized in income.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

Allowance for Credit Losses – HTM Debt Securities

With respect to its HTM debt securities, the Company is required to utilize the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) approach to estimate expected credit losses. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, such as (as applicable): internal or external (third-party) credit score or credit ratings, risk ratings or classification, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or expected credit loss patterns, and reasonable and supportable forecast periods. Management classifies the HTM portfolio into the following major security types: U.S. government agency or U.S. government-sponsored mortgage-backed and collateralized mortgage obligations securities, and state and municipal debt securities.

The HTM mortgage-backed and collateralized mortgage obligations securities are issued by U.S. government entities and agencies. These securities are either explicitly and/or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit loss for these securities.

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

Allowance for Credit Losses – AFS Debt Securities

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

Beginning in 2023, with the Company’s adoption of ASU 2022-02, Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), the recognition of a troubled debt restructuring (“TDR”) was eliminated and instead the Company evaluates borrowers who are experiencing financial difficulty or loan modifications to borrowers experiencing financial difficulties. When a borrower is experiencing financial difficulties and the Company modifies a loan, such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a change in scheduled payment amount; or principal forgiveness. Modifications to borrowers experiencing financial difficulty may be different from those previously disclosed in TDR disclosures since the Company is no longer required to determine if a concession has been granted, which was a requirement to determine whether a loan modification was considered to be a TDR. Historically, a TDR would generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a temporary reduction in the interest rate; or a change in scheduled payment amount. TDR loans were nonaccrual loans; however, they could be returned to accrual status after a period of performance, generally evidenced by six months of compliance with their modified terms.

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

Management estimates the allowance balance for credit losses using relevant information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience is used. Adjustments to historical loss information is made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as changes in environmental conditions, such as changes in unemployment rates, production metrics, property values, or other relevant factors. Company historical loss experience is supplemented with peer information when there is insufficient loss data for the Company. Peer selection is based on a review of institutions with comparable loss experience as well as loan yield, bank size, portfolio concentration and geography. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. Significant management judgment is required at various points in the measurement process.

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

During 2023, the Company made adjustments to the class segments within the portfolios to better align risk characteristics and reflect the monitoring and assessment of risks as the portfolios continue to evolve. Paycheck Protection Program was consolidated with Commercial & Industrial, as the portfolio had decreased to less than $1 million and no longer warranted a material class segment. The Other Consumer class segment was further separated into Residential Solar and Other Consumer. The growth in our Residential Solar loans warranted evaluation of this class separately from the Other Consumer class segments. The change to the class segments was applied retrospectively and did not have a significant impact on the allowance for loan losses. The following table illustrates the portfolio and class segments for the Company’s loan portfolio:

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

Consumer Loans

The Company offers a variety of Consumer loan products including Auto, Residential Solar and Other Consumer loans.

Auto – The Company provides both direct and indirect financing of automobiles (“Auto”). The Company maintains relationships with many dealers primarily in the communities that we serve. Through these relationships, the Company primarily finances the purchases of automobiles indirectly through dealer relationships. Auto loans are secured with collateral consisting of a perfected lien on the vehicle being purchased. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan.

Residential Solar – The Company offers loans across a national footprint originated through our relationships with national technology-driven consumer lending companies to finance the purchase and installation of residential solar energy. Advances of credit through this business line are subject to the Company’s underwriting standards including criteria such as FICO score and debt to income thresholds. In 2017, the Company partnered with Sungage Financial, LLC. to offer financing to consumers for solar ownership with the program tailored for delivery through solar installers. Advances of credit through this business line are to prime borrowers and are subject to the Company’s underwriting standards. Residential solar loans carry a fixed rate of interest with principal repayment terms typically ranging from five to twenty-five years. Typically, the Company collects origination fees that are deferred and recognized into interest income over the estimated life of the loan.

Other Consumer – The Other Consumer loan segment consists primarily of unsecured consumer loans and direct consumer loans. The Company offers unsecured consumer loans across a national footprint originated through our relationships with national technology-driven consumer lending companies to finance such things as dental and medical procedures, K-12 tuition and other consumer purpose loans. Advances of credit through this business line are subject to the Company’s underwriting standards including criteria such as FICO score and debt to income thresholds. Advances of credit through this business line are to prime borrowers and are subject to the Company’s underwriting standards. Typically, the Company collects origination fees that are deferred and recognized into interest income over the estimated life of the loan. The Company offers a variety of direct consumer installment loans to finance various personal expenditures. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, debt consolidation, education and other uses. Direct consumer installment loans carry a fixed rate of interest with principal repayment terms typically ranging from one to fifteen years, based upon the nature of the collateral and the size of the loan. Consumer installment loans are often secured with collateral consisting of a perfected lien on the asset being purchased or a perfected lien on a consumer’s deposit account. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower’s financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate (“PD”) curves through the use of segment-specific loss given default (“LGD”) risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each asset class, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviated from that of the wider industry. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

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

The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, PD/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to multiple, probabilistically weighted external economic forecasts. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level stated interest rate. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

The threshold for evaluating classified, commercial and commercial real estate loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. If the loan is not collateral dependent, the allowance for credit losses related to individually assessed loans is based on discounted expected cash flows using the loan’s initial effective interest rate. Generally, individually assessed loans are collateral dependent.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Estimating credit losses on unfunded commitments requires the Bank to consider the following categories of off-balance sheet credit exposure: unfunded commitments to extend credit, unfunded lines of credit and standby letters of credit. Each of these unfunded commitments is then analyzed for a probability of funding to calculate a probable funding amount. The life of loan loss factor by related portfolio segment from the loan allowance for credit loss calculation is then applied to the probable funding amount to calculate a reserve on unfunded commitments.

Accrued Interest Receivable

Accrued interest receivable balances are included in other assets on the consolidated balance sheets. The Company has excluded interest receivable that is included in amortized cost of financing receivables from related disclosure requirements and accrued interest receivable is written off by reversing interest income. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore the amount of such write offs are immaterial. Historically, the Company has not experienced uncollectible accrued interest receivable on investment securities.

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

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain employees, key executives and directors. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Treasury Stock

Treasury stock acquisitions are recorded at cost. Subsequent sales of treasury stock are recorded on an average cost basis. Gains on the sale of treasury stock are credited to additional paid-in-capital. Losses on the sale of treasury stock are charged to additional paid-in-capital to the extent of previous gains, otherwise charged to retained earnings.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The realization of deferred tax assets is primarily dependent upon the generation of adequate future taxable income. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. Acquired assets, including separately identifiable intangible assets, and assumed liabilities are recorded at their acquisition date estimated fair values. The excess of the cost of acquisition over these fair values is recognized as goodwill. During the measurement period, which cannot exceed one year from the acquisition date, changes to estimated fair values are recognized as an adjustment to goodwill. Certain transaction costs are expensed as incurred. See Note 3 for additional information.

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

Other Financial Instruments

The Company is a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letter of credit and certain agricultural real estate loans sold to investors with recourse. The Company’s policy is to record such instruments when funded.

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

Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification (“ASC”) Topic 606) (“ASC 606”), and all subsequent ASUs that modified ASC 606. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities and certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives and certain credit card fees are also not in scope. ASC 606 is applicable to noninterest revenue streams such as retirement plan administration fees, trust and asset management income, deposit related fees and annuity and insurance commissions. Noninterest revenue streams in-scope of ASC 606 are discussed below.

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

Insurance Revenue

Insurance and other financial services revenue primarily consists of commissions received on insurance. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation related to insurance sales for both property and casualty insurance and employee benefit plans is generally satisfied upon the later of the issuance or effective date of the policy. The Company earns performance based incentives, commonly known as contingent payments, which usually are based on certain criteria established by the insurance carrier such as premium volume, growth and insured loss ratios. Contingent payments are accrued for based upon management’s expectations for the year. Commission expense associated with sales of insurance products is expensed as incurred. The Company does not earn a significant amount of trailing commission fees on insurance product sales. The majority of the trailing commission fees are calculated based on a percentage of market value of a period end and revenue is recognized when an investment product’s market value can be determined.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Noninterest income
In-Scope of ASC 606:
Service charges on deposit accounts	$15,424	$14,630	$13,348
Card services income	20,829	29,058	34,682
Retirement plan administration fees	47,221	48,112	42,188
Wealth management	34,763	33,311	33,718
Insurance services	15,667	14,696	14,083
Other	10,838	10,858	12,992
Total noninterest income in-scope of ASC 606	$144,742	$150,665	$151,011
Total noninterest income out-of-scope of ASC 606	$(2,564)	$4,913	$6,783
Total noninterest income	$142,178	$155,578	$157,794

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

Contract Acquisition Costs

ASC 606 requires the capitalization, and subsequently amortization into expense, of certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company elected the practical expedient, which allows immediate expensing of contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less, and did not capitalize any contract acquisition costs as of or during the year ended December 31, 2023, 2022 and 2021.

Trust Operations

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the guidance on TDRs and requires an evaluation on all loan modifications to determine if they result in a new loan or a continuation of the existing loan. The ASU also requires that entities disclose current-period gross charge-offs by year of origination. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. The amendments in this ASU are effective for the Company on January 1, 2023, with early adoption permitted. The Company adopted ASU 2022-02 on January 1, 2023 using the modified retrospective method and recorded a net increase to retained earnings of $0.5 million. The transition adjustment includes a $0.6 million impact to the allowance for credit losses on loans and a $0.1 million impact to the deferred tax asset.

Accounting Standards Issued Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were redundant, duplicative, overlapping, outdated, or superseded. The new guidance is intended to align GAAP requirements with those of the SEC. The ASU will become effective on the earlier of the date on which the SEC removes its disclosure requirements for the related disclosure or June 30, 2027. Early adoption is not permitted. The adoption, other than to meet the new disclosure requirements, is not expected to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, that addresses requests for improved income tax disclosures from investors, lenders, creditors and other allocators of capital that use the financial statements to make capital allocation decisions. The ASU requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how the Company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. The ASU 2023-09 improves the transparency of income tax. The amendments in this ASU are effective for the Company on January 1, 2025 and should be applied on a prospective basis. Retrospective application and early adoption are permitted. The adoption, other than to meet the new disclosure requirements, is not expected to have a material impact on the consolidated financial statements.

3.	Acquisitions

Salisbury Bancorp, Inc.

On August 11, 2023, the Company completed the acquisition of Salisbury Bancorp, Inc. (“Salisbury”) through the merger of Salisbury with and into the Company, with the Company surviving the merger, for $161.7 million in stock. Salisbury Bank and Trust Company, Salisbury’s wholly-owned bank subsidiary, was a Connecticut-chartered commercial bank headquartered in Lakeville, Connecticut with 13 banking offices. The acquisition enhances the Company’s presence in Massachusetts’ Berkshire county, and extends its footprint into New York’s Dutchess, Orange and Ulster counties and Connecticut’s Litchfield county. In connection with the acquisition, the Company issued 4.32 million shares and acquired approximately $1.46 billion of identifiable assets. Goodwill of $79.7 million was recognized as a result of the merger and is not amortizable or deductible for tax purposes. During the fourth quarter of 2023, the Company revised the estimated fair value of premises and equipment, net and related deferred income taxes based upon receipt of land and building appraisals, which resulted in a $1.7 million increase in goodwill. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. As a result of the full integration of the operations of Salisbury, it is not practicable to determine all revenue or net income included in the Company’s operating results relating to Salisbury since the date of acquisition as Salisbury results cannot be separately identified.

The Company determined that this acquisition constitutes a business combination and therefore was accounted for using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired, liabilities assumed and consideration paid at fair value based on management’s best estimates using information available at the date of the acquisition and these estimates are subject to adjustment based on updated information not available at the time of the acquisition. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Salisbury. Accrued income taxes and deferred taxes associated with the Salisbury acquisition were recorded on a provisional basis and could vary from the actual recorded balance and tax provisions when returns are finalized.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

August 11, 2023
(In thousands)	Salisbury Bancorp, Inc.
Consideration:
Cash paid to shareholders (fractional shares)	$15
Common stock issuance	161,723
Total net consideration	$161,738

Recognized amounts of identifiable assets acquired and (liabilities) assumed:
Cash and cash equivalents	$48,665
Securities available for sale	122,667
Loans, net of allowance for credit losses on purchased credit deteriorated loans	1,174,237
Premises and equipment, net	13,026
Core deposit intangibles	31,188
Wealth management customer intangible	4,654
Bank owned life insurance	30,315
Other assets	37,631
Total identifiable assets acquired	$1,462,383

Deposits	$(1,308,976)
Borrowings	(55,461)
Other liabilities	(15,949)
Total liabilities assumed	$(1,380,386)

Total identifiable assets, net	$81,997

Goodwill	$79,741

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

Securities available for sale - The estimated fair value of the investment portfolio was based on quoted market prices and dealer quotes. The investment securities were sold immediately after the acquisition and no gains or losses were recorded.

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

Accounting for Acquired Loans - Acquired loans are classified into two categories: PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on the acquisition date, which is recognized as an expense through the provision for credit losses. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. A day 1 allowance for credit losses on non-PCD loans of $8.8 million was recorded through the provision for loan losses within the unaudited interim consolidated statements of income. The following table provides details related to the fair value of acquired PCD loans.

(In thousands)	PCD Loans
Par value of PCD loans at acquisition	$219,076
Allowance for credit losses at acquisition	5,772
Discount at acquisition	(24,512)
Fair value of PCD loans at acquisition	$200,336

Direct costs related to the acquisition were expensed as incurred. Acquisition integration-related expenses were $10.0 million and $1.0 million during the years ended 2023 and 2022, respectively. These amounts have been separately stated in the consolidated statements of income and are included in operating activities in the consolidated statements of cash flows.

Supplemental Pro Forma Financial Information (Unaudited)

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the years ended December 31, 2023 and 2022, as if Salisbury had been acquired on January 1, 2022. This unaudited pro forma information combines the historical results of Salisbury with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Pro Forma (Unaudited)
	Years Ended December 31,
(In thousands)	2023	2022
Total revenue, net of interest expense	$542,241	$578,543
Net income	112,330	168,101

Other Acquisitions

In July 2023, the Company, through its subsidiary, EPIC Advisors Inc., completed its acquisition of certain assets of Retirement Direct, LLC, a retirement plan administration business based near Charlotte, North Carolina for a total consideration of $2.8 million. As part of the acquisition, the Company recorded goodwill of $0.9 million and $1.0 million contingent consideration recorded in other liabilities on the consolidated balance sheet as of December 31, 2023.

The operating results of the acquired company is included in the consolidated results after the date of acquisition.

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2023
U.S. treasury	$133,302	$-	$(8,278)	$125,024
Federal agency	248,384	-	(33,644)	214,740
State & municipal	96,251	11	(9,956)	86,306
Mortgage-backed:
Government-sponsored enterprises	399,532	7	(44,264)	355,275
U.S. government agency securities	74,281	14	(7,302)	66,993
Collateralized mortgage obligations:
Government-sponsored enterprises	452,715	15	(48,257)	404,473
U.S. government agency securities	162,171	-	(25,100)	137,071
Corporate	48,442	-	(7,466)	40,976
Total AFS securities	$1,615,078	$47	$(184,267)	$1,430,858
As of December 31, 2022
U.S. treasury	$132,891	$-	$(11,233)	$121,658
Federal agency	248,419	-	(42,000)	206,419
State & municipal	97,036	5	(14,190)	82,851
Mortgage-backed:
Government-sponsored enterprises	454,177	9	(54,675)	399,511
U.S. government securities	81,844	15	(7,676)	74,183
Collateralized mortgage obligations:
Government-sponsored enterprises	498,021	9	(59,473)	438,557
U.S. government securities	171,090	-	(21,284)	149,806
Corporate	60,404	-	(6,164)	54,240
Total AFS securities	$1,743,882	$38	$(216,695)	$1,527,225

There was no allowance for credit losses on AFS securities as of December 31, 2023 and 2022.

During the year ended December 31, 2023, there were $4.5 million of gross realized losses reclassified out of AOCI and into earnings and the Company incurred a $5.0 million loss on the write-off of an AFS corporate debt security from a subordinated debt investment of a financial institution that failed. These losses were reclassified out of AOCI and into earnings in net securities losses in the consolidated statements of income. During the years ended December 31, 2022 and 2021, there were no gains or losses reclassified out of AOCI and into earnings.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2023
Federal agency	$100,000	$-	$(17,784)	$82,216
Mortgage-backed:
Government-sponsored enterprises	228,720	-	(31,613)	197,107
U.S. government agency securities	17,086	3	(566)	16,523
Collateralized mortgage obligations:
Government-sponsored enterprises	187,457	57	(12,021)	175,493
U.S. government agency securities	63,878	-	(10,908)	52,970
State & municipal	308,126	211	(18,122)	290,215
Total HTM securities	$905,267	$271	$(91,014)	$814,524
As of December 31, 2022
Federal agency	$100,000	$-	$(20,678)	$79,322
Mortgage-backed:
Government-sponsored enterprises	249,511	-	(36,819)	212,692
U.S. government agency securities	18,396	4	(619)	17,781
Collateralized mortgage obligations:
Government-sponsored enterprises	207,738	200	(14,876)	193,062
U.S. government agency securities	66,628	-	(9,842)	56,786
State & municipal	277,244	5	(24,245)	253,004
Total HTM securities	$919,517	$209	$(107,079)	$812,647

At December 31, 2023 and 2022, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities. There was no allowance for credit losses on HTM securities as of December 31, 2023 and 2022 because the expectation of nonrepayment of the amortized cost is zero, except for state & municipal securities, which such expected losses from nonrepayment were immaterial.

The Company recorded no gains from calls on HTM securities for year ended December 31, 2023. Included in net securities (losses) gains, the Company recorded gains from calls on HTM securities of approximately $4 thousand for the year ended December 31, 2022 and approximately $29 thousand for the year ended December 31, 2021.

AFS and HTM securities with amortized costs totaling $2.03 billion at December 31, 2023 and $1.73 billion at December 31, 2022 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2023 and 2022, AFS and HTM securities with an amortized cost of $177.2 million and $149.5 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to gains and (losses) on equity securities:

	Years Ended December 31,
(In thousands)	2023	2022
Net gains and (losses) recognized on equity securities	$135	$(1,135)
Less: Net gains and (losses) recognized on equity securities sold during the period	-	-
Unrealized gains and (losses) recognized on equity securities still held	$135	$(1,135)

As of December 31, 2023 and 2022 the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of December 31, 2023 and 2022. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the years ended December 31, 2023 and 2022.

The following table sets forth information with regard to contractual maturities of debt securities at December 31, 2023:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$50,389	$49,462
From one to five years	536,097	483,546
From five to ten years	356,944	315,359
After ten years	671,648	582,491
Total AFS debt securities	$1,615,078	$1,430,858
HTM debt securities:
Within one year	$92,757	$92,724
From one to five years	113,075	109,686
From five to ten years	262,943	231,113
After ten years	436,492	381,001
Total HTM debt securities	$905,267	$814,524

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2023, 2022 and 2021.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of December 31, 2023
AFS securities:
U.S. treasury	$-	$-	-	$125,024	$(8,278)	8	$125,024	$(8,278)	8
Federal agency	-	-	-	214,740	(33,644)	16	214,740	(33,644)	16
State & municipal	-	-	-	85,528	(9,956)	66	85,528	(9,956)	66
Mortgage-backed	53	(1)	7	421,259	(51,565)	156	421,312	(51,566)	163
Collateralized mortgage obligations	1,333	(6)	2	536,678	(73,351)	118	538,011	(73,357)	120
Corporate	1,379	(75)	1	39,597	(7,391)	14	40,976	(7,466)	15
Total securities with unrealized losses	$2,765	$(82)	10	$1,422,826	$(184,185)	378	$1,425,591	$(184,267)	388

HTM securities:
Federal agency	$-	$-	-	$82,216	$(17,784)	4	$82,216	$(17,784)	4
Mortgage-backed	12,221	(365)	1	201,320	(31,814)	33	213,541	(32,179)	34
Collateralize mortgage obligations	-	-	-	219,820	(22,929)	54	219,820	(22,929)	54
State & municipal	14,422	(127)	21	171,904	(17,995)	189	186,326	(18,122)	210
Total securities with unrealized losses	$26,643	$(492)	22	$675,260	$(90,522)	280	$701,903	$(91,014)	302

As of December 31, 2022
AFS securities:
U.S. treasury	$55,616	$(3,864)	5	$66,042	$(7,369)	3	$121,658	$(11,233)	8
Federal agency	-	-	-	206,419	(42,000)	16	206,419	(42,000)	16
State & municipal	3,679	(341)	2	78,395	(13,849)	64	82,074	(14,190)	66
Mortgage-backed	204,447	(15,048)	149	267,926	(47,303)	32	472,373	(62,351)	181
Collateralized mortgage obligations	211,612	(14,458)	77	374,376	(66,299)	49	585,988	(80,757)	126
Corporate	34,434	(2,970)	12	19,806	(3,194)	6	54,240	(6,164)	18
Total securities with unrealized losses	$509,788	$(36,681)	245	$1,012,964	$(180,014)	170	$1,522,752	$(216,695)	415

HTM securities:
Federal agency	$-	$-	-	$79,322	$(20,678)	4	$79,322	$(20,678)	4
Mortgage-backed	91,417	(9,096)	21	138,936	(28,342)	13	230,353	(37,438)	34
Collateralized mortgage obligations	191,644	(13,863)	47	48,289	(10,855)	8	239,933	(24,718)	55
State & municipal	110,727	(4,930)	149	82,949	(19,315)	76	193,676	(24,245)	225
Total securities with unrealized losses	$393,788	$(27,889)	217	$349,496	$(79,190)	101	$743,284	$(107,079)	318

The Company does not believe the AFS securities that were in an unrealized loss position as of December 31, 2023 and 2022, which consisted of 388 and 415 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of December 31, 2023 and 2022, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $3.9 million at December 31, 2023 and $4.2 million at December 31, 2022 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of December 31, 2023 and 2022. There was no accrued interest reversed against interest income for the years ended December 31, 2023 and 2022 as all securities remained on accrual status. In addition, there were no collateral-dependent HTM debt securities as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, 66% and 70%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2023 and 2022. The remaining HTM debt securities at December 31, 2023 and 2022 were comprised of state and municipal obligations generally with bond ratings of A to AAA. Utilizing the CECL methodology, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of December 31, 2023 and 2022. AIR on HTM debt securities totaled $4.7 million at December 31, 2023 and $3.8 million at December 31, 2022 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.
5.          Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2023	2022
Commercial & industrial	$1,354,248	$1,266,031
Commercial real estate	3,626,910	2,807,941
Residential real estate	2,125,804	1,649,870
Indirect auto	1,130,132	989,587
Residential solar	917,755	856,798
Home equity	337,214	314,124
Other consumer	158,650	265,796
Total loans	$9,650,713	$8,150,147

Included in the above loans are net deferred loan origination (fees) costs totaling $(98.2) million and $(109.1) million at December 31, 2023 and 2022, respectively. The Company had $0.4 million and $0.6 million of residential real estate loans held for sale as of December 31, 2023 and 2022, respectively. Beginning in 2023, the Company began selling residential solar loans. As of December 31, 2023 the Company had $2.9 million of residential solar loans held for sale.

The total amount of loans serviced by the Company for unrelated third parties was $856.9 million and $592.7 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company had $1.0 million and $0.6 million, respectively, of mortgage servicing rights.

At December 31, 2023 and 2022, the Company serviced $26.4 million and $31.0 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2023 and 2022.

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

(In thousands)	2023	2022
Balance at January 1	$2,516	$3,292
New loans	705	576
Adjustment due to change in composition of related parties	-	(37)
Repayments	(2,134)	(1,315)
Balance at December 31	$1,087	$2,516

6.          Allowance for Credit Losses and Credit Quality of Loans

As described in Note 2, the Company’s adoption of ASU 2022-02 resulted in an insignificant change to its methodology for estimating the allowance for credit losses on TDRs. The decrease in allowance for credit loss on TDR loans relating to the adoption of ASU 2022-02 was $0.6 million.

The allowance for credit losses totaled $114.4 million at December 31, 2023, compared to $100.8 million at December 31, 2022. The allowance for credit losses as a percentage of loans was 1.19% at December 31, 2023, compared to 1.24% at December 31, 2022.

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

The quantitative model as of December 31, 2023 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2023, the weightings were 70% and 30% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected an unemployment rate environment starting at 3.8% and increasing slightly during the forecast period to 4.1%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the first quarter of 2024 at approximately 3.7% before decreasing to a low of 2.9% in the third quarter of 2024 and then increasing to 3.8% by the end of the forecast period. Other utilized economic variable forecasts are mixed compared to the prior year, with retail sales improving, business output mixed and housing starts down. Key assumptions in the baseline economic outlook included currently being in a full employment economy, continued tapering of the Federal Reserve balance sheet and the Federal Open Market Committee (“FOMC”) beginning to cut rates in the second quarter of 2024. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment increases to a peak of 7.0% in the first quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2023. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

The quantitative model as of December 31, 2022 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2022, the weightings were 50% and 50% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected an unemployment rate environment initially around pre-coronavirus (“COVID-19”) levels at 3.9% that increases slightly during the forecast period to 4.0%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the first quarter of 2023 at approximately 3.9% and hovering around 4.6% by the end of the forecast period. Other utilized economic variables have generally deteriorated in their respective forecasts, with retail sales and housing starts forecasts declining from the prior year. Key assumptions in the baseline economic outlook included a full employment economy being realized in the near future, continued tapering of the Federal Reserve balance sheet, an increasing yield on ten-year treasury securities and a gradual decline in global oil prices. The alternative downside scenario assumed deteriorated economic and pandemic related conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 3.9% in the fourth quarter of 2022 to a peak of 6.9% in the first quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2022. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

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

There were $219.5 million of PCD loans acquired from Salisbury during the year ended December 31, 2023, which resulted in an allowance for credit losses at acquisition of $5.8 million. There were no loans purchased with credit deterioration during the year ended December 31, 2022. During 2023, the Company purchased $3.8 million of residential loans at a 7.00% premium with a $31 thousand allowance for credit losses recorded for these loans. During 2022, the Company purchased $11.5 million of residential loans at a 1.53% premium and $50.1 million of consumer loans at a par with an allowance for credit losses recorded on the purchase date of $3.2 million.

The Company made a policy election to report AIR in the other assets line item on the consolidated balance sheets. AIR on loans totaled $34.1 million at December 31, 2023 and $25.0 million at December 31, 2022 and there was no estimated allowance for credit losses related to AIR at December 31, 2023 and 2022 as it is excluded from amortized cost.

The following tables present the activity in the allowance for credit losses by our portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of January 1, 2023 (after adoption of ASU 2022-02)	$34,662	$50,951	$14,539	$100,152
Allowance for credit loss on PCD acquired loans	5,300	19	453	5,772
Charge-offs	(4,154)	(22,107)	(517)	(26,778)
Recoveries	3,625	5,859	496	9,980
Provision	6,470	11,705	7,099	25,274
Ending Balance as of December 31, 2023	$45,903	$46,427	$22,070	$114,400

Balance as of December 31, 2021	$28,941	$44,253	$18,806	$92,000
Charge-offs	(1,870)	(16,140)	(633)	(18,643)
Recoveries	2,430	7,014	852	10,296
Provision	5,221	15,824	(3,898)	17,147
Ending Balance as of December 31, 2022	$34,722	$50,951	$15,127	$100,800

Balance as of December 31, 2020	$50,942	$37,803	$21,255	$110,000
Charge-offs	(4,638)	(14,489)	(979)	(20,106)
Recoveries	723	8,571	1,069	10,363
Provision	(18,086)	12,368	(2,539)	(8,257)
Ending Balance as of December 31, 2021	$28,941	$44,253	$18,806	$92,000

The allowance for credit losses as of December 31, 2023 increased compared to the allowance estimates as of December 31, 2022 due to the recording of $14.5 million of allowance for acquired Salisbury loans as of the acquisition date, which included both the $8.8 million of non-PCD allowance recognized through the provision for loan losses and the $5.8 million of PCD allowance reclassified from loans. The increase in the allowance for credit losses from December 31, 2021 to December 31, 2022 was primarily due to an increase in loan balances and a modest deterioration in the economic forecast. The decrease in the allowance for credit losses from December 31, 2020 to December 31, 2021 was primarily due to the improvement in the economic forecast, partly offset by providing for the increase in loan balances.

Individually Evaluated Loans

As of December 31, 2023, there were two relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $17.3 million, with no allowance for credit loss. As of December 31, 2022, two different relationships were identified to be evaluated for loss on an individual basis, which in aggregate, had an amortized cost basis of $2.4 million, with no allowance for credit loss.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2023
Commercial loans:
C&I	$414	$33	$1	$448	$3,441	$1,393,616	$1,397,505
CRE	803	835	-	1,638	18,126	3,413,984	3,433,748
Total commercial loans	$1,217	$868	$1	$2,086	$21,567	$4,807,600	$4,831,253
Consumer loans:
Auto	$10,115	$2,011	$1,067	$13,193	$2,106	$1,084,143	$1,099,442
Residential solar	3,074	1,301	915	5,290	245	912,220	917,755
Other consumer	2,343	1,811	1,124	5,278	215	164,867	170,360
Total consumer loans	$15,532	$5,123	$3,106	$23,761	$2,566	$2,161,230	$2,187,557
Residential	$3,836	$399	$554	$4,789	$10,080	$2,617,034	$2,631,903
Total loans	$20,585	$6,390	$3,661	$30,636	$34,213	$9,585,864	$9,650,713

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2022
Commercial loans:
C&I	$342	$99	$4	$445	$2,244	$1,238,468	$1,241,157
CRE	336	96	-	432	5,780	2,689,196	2,695,408
Total commercial loans	$678	$195	$4	$877	$8,024	$3,927,664	$3,936,565
Consumer loans:
Auto	$8,640	$1,393	$785	$10,818	$1,494	$950,389	$962,701
Residential solar	2,858	731	474	4,063	79	852,656	856,798
Other consumer	3,483	1,838	1,789	7,110	94	272,384	279,588
Total consumer loans	$14,981	$3,962	$3,048	$21,991	$1,667	$2,075,429	$2,099,087
Residential	$2,496	$555	$771	$3,822	$7,542	$2,103,131	$2,114,495
Total loans	$18,155	$4,712	$3,823	$26,690	$17,233	$8,106,224	$8,150,147

As of December 31, 2023 and 2022, there were $17.3 million and $1.1 million, respectively, of loans in nonaccrual that were specifically evaluated for individual expected credit loss without an allowance for credit losses.

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

The following tables illustrate the Company’s credit quality by loan class by vintage and, beginning in 2023 with the Company’s January 1, 2023 adoption of ASU 2022-02, also includes gross charge-offs by loan class by vintage for the year ended December 31, 2023. Included in other consumer gross charge-offs, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2022 originations and $0.8 million in overdrawn deposit accounts reported as 2023 originations for the year ended December 31, 2023.

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
C&I
By internally assigned grade:
Pass	$229,249	$270,796	$241,993	$158,051	$74,469	$63,826	$299,248	$2,923	$1,340,555
Special mention	420	1,672	277	3,524	87	1,854	19,489	-	27,323
Substandard	1,496	2,461	1,609	282	2,266	5,632	14,266	1,607	29,619
Doubtful	-	1	2	-	4	1	-	-	8
Total C&I	$231,165	$274,930	$243,881	$161,857	$76,826	$71,313	$333,003	$4,530	$1,397,505
Current-period gross charge-offs	$(24)	$(3,021)	$(5)	$(86)	$-	$(600)	$-	$-	$(3,736)
CRE
By internally assigned grade:
Pass	$353,161	$518,201	$561,897	$452,110	$327,804	$739,189	$294,039	$33,705	$3,280,106
Special mention	3,577	4,472	10,711	7,055	9,967	39,460	2,970	-	78,212
Substandard	370	731	21,807	1,146	2,996	37,418	10,962	-	75,430
Total CRE	$357,108	$523,404	$594,415	$460,311	$340,767	$816,067	$307,971	$33,705	$3,433,748
Current-period gross charge-offs	$-	$-	$-	$-	$(114)	$(304)	$-	$-	$(418)
Auto
By payment activity:
Performing	$474,369	$363,516	$157,251	$42,644	$45,406	$13,071	$12	$-	$1,096,269
Nonperforming	532	1,241	830	190	306	74	-	-	3,173
Total auto	$474,901	$364,757	$158,081	$42,834	$45,712	$13,145	$12	$-	$1,099,442
Current-period gross charge-offs	$(102)	$(1,183)	$(1,066)	$(340)	$(301)	$(295)	$-	$-	$(3,287)
Residential solar
By payment activity:
Performing	$155,425	$430,855	$178,839	$65,382	$46,554	$39,540	$-	$-	$916,595
Nonperforming	-	837	205	18	47	53	-	-	1,160
Total residential solar	$155,425	$431,692	$179,044	$65,400	$46,601	$39,593	$-	$-	$917,755
Current-period gross charge-offs	$(150)	$(1,930)	$(923)	$(45)	$(558)	$(345)	$-	$-	$(3,951)
Other consumer
By payment activity:
Performing	$13,089	$27,394	$57,876	$21,087	$14,548	$15,964	$19,042	$21	$169,021
Nonperforming	-	244	685	144	56	161	4	45	1,339
Total other consumer	$13,089	$27,638	$58,561	$21,231	$14,604	$16,125	$19,046	$66	$170,360
Current-period gross charge-offs	$(885)	$(3,744)	$(7,511)	$(1,329)	$(832)	$(568)	$-	$-	$(14,869)
Residential
By payment activity:
Performing	$212,799	$366,860	$453,206	$267,845	$167,860	$876,563	$260,836	$15,300	$2,621,269
Nonperforming	134	430	1,121	385	591	7,460	-	513	10,634
Total residential	$212,933	$367,290	$454,327	$268,230	$168,451	$884,023	$260,836	$15,813	$2,631,903
Current-period gross charge-offs	$-	$-	$(81)	$(30)	$-	$(406)	$-	$-	$(517)
Total loans	$1,444,621	$1,989,711	$1,688,309	$1,019,863	$692,961	$1,840,266	$920,868	$54,114	$9,650,713
Current-period gross charge-offs	$(1,161)	$(9,878)	$(9,586)	$(1,830)	$(1,805)	$(2,518)	$-	$-	$(26,778)

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
C&I
By internally assigned grade:
Pass	$296,562	$252,480	$164,976	$91,497	$39,394	$32,413	$327,166	$3,133	$1,207,621
Special mention	1,044	524	4,531	194	1,108	417	5,234	-	13,052
Substandard	76	459	231	3,098	91	3,969	12,348	163	20,435
Doubtful	-	20	-	28	-	1	-	-	49
Total C&I	$297,682	$253,483	$169,738	$94,817	$40,593	$36,800	$344,748	$3,296	$1,241,157

CRE
By internally assigned grade:
Pass	$374,313	$465,990	$439,012	$333,568	$217,141	$566,783	$201,563	$24,735	$2,623,105
Special mention	605	764	868	2,641	4,649	24,023	850	-	34,400
Substandard	309	-	2,316	3,937	1,822	23,819	713	4,987	37,903
Total CRE	$375,227	$466,754	$442,196	$340,146	$223,612	$614,625	$203,126	$29,722	$2,695,408

Auto
By payment activity:
Performing	$488,776	$239,090	$75,853	$99,615	$44,061	$13,027	$-	$-	$960,422
Nonperforming	590	655	404	385	216	29	-	-	2,279
Total auto	$489,366	$239,745	$76,257	$100,000	$44,277	$13,056	$-	$-	$962,701

Residential solar
By payment activity:
Performing	$485,942	$193,971	$74,532	$54,662	$36,119	$11,019	$-	$-	$856,245
Nonperforming	320	98	50	25	16	44	-	-	553
Total residential solar	$486,262	$194,069	$74,582	$54,687	$36,135	$11,063	$-	$-	$856,798

Other consumer
By payment activity:
Performing	$52,545	$110,624	$36,412	$27,383	$15,536	$15,735	$19,218	$250	$277,703
Nonperforming	238	838	395	247	57	87	8	15	1,885
Total other consumer	$52,783	$111,462	$36,807	$27,630	$15,593	$15,822	$19,226	$265	$279,588

Residential
By payment activity:
Performing	$251,012	$349,498	$212,161	$156,957	$157,755	$717,621	$233,056	$28,122	$2,106,182
Nonperforming	267	384	408	555	1,028	5,651	-	20	8,313
Total residential	$251,279	$349,882	$212,569	$157,512	$158,783	$723,272	$233,056	$28,142	$2,114,495

Total loans	$1,952,599	$1,615,395	$1,012,149	$774,792	$518,993	$1,414,638	$800,156	$61,425	$8,150,147

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for losses on unfunded commitments totaled $5.1 million as of December 31, 2023 and December 31, 2022, which included $0.8 million of acquisition-related provision for unfunded loan commitments as of December 31, 2023, which was offset by a release of unfunded commitment reserves.

Loan Modifications to Borrowers Experiencing Financial Difficulties

As discussed in Note 2, the Company’s January 1, 2023 adoption of ASU 2022-02 eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, the Company no longer recognizes an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows when a loan is restructured. The adoption of ASU 2022-02 resulted in a change to reporting for loan modifications to borrowers experiencing financial difficulties. With the adoption of ASU 2022-02 these modifications required enhanced reporting on the type of modifications granted and the financial magnitude of the concessions granted.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Year Ended December 31, 2023
	Interest Rate Reduction		Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$174	0.007%	$311	0.012%	$160	0.006%
Total	$174		$311		$160

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulties:

Year Ended December 31, 2023
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 12 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Interest rates were reduced by an average of one and a half percent

The following table depicts the financing receivables that had a payment default that were modified to borrowers experiencing financial difficulty since the adoption of ASU 2022-02 effective January 1, 2023:

	Year Ended December 31, 2023
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
(In thousands)	Interest Rate Reduction	Term Extension
Residential	$31	$124
Total	$31	$124

The following table depicts the performance of loans that have been modified since the adoption of ASU 2022-02 effective January 1, 2023:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
Year Ended December 31, 2023
Residential	$490	$124	$-	$31
Total	$490	$124	$-	$31

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

The following tables illustrate the recorded investment and number of modifications designated as TDRs, including the recorded investment in the loans prior to a modification and the recorded investment in the loans after restructuring:

	Year Ended December 31, 2022
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential	10	$829	$928
Total TDRs	10	$829	$928

The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the year:

	Year Ended December 31, 2022		Year Ended December 31, 2021
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
C&I	1	$320	-	$-
Total commercial loans	1	$320	-	$-
Consumer loans:
Auto	2	$20	3	$36
Total consumer loans	2	$20	3	$36
Residential	50	$3,387	49	$2,830
Total TDRs	53	$3,727	52	$2,866

7.          Premises, Equipment and Leases

A summary of premises and equipment follows:

	December 31,
(In thousands)	2023	2022
Land, buildings and improvements	$146,564	$121,156
Furniture and equipment	96,928	68,653
Premises and equipment before accumulated depreciation	$243,492	$189,809
Accumulated depreciation	(162,817)	(120,762)
Total premises and equipment	$80,675	$69,047

Buildings and improvements are depreciated based on useful lives of five to twenty years. Furniture and equipment is depreciated based on useful lives of three to ten years.

Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated balance sheets. The Company does not have any significant finance leases in which we are the lessee as of December 31, 2023 and December 31, 2022.

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

Our leases relate primarily to office space and bank branches, and some contain options to renew the lease. These options to renew are generally not considered reasonably certain to exercise, and are therefore not included in the lease term until such time that the option to renew is reasonably certain. As of December 31, 2023, operating lease ROU assets and liabilities were $26.7 million and $28.2 million, respectively. As of December 31, 2022, operating lease ROU assets and liabilities were $23.9 million and $25.6 million, respectively.

The table below summarizes net lease cost:

	December 31,
(In thousands)	2023	2022
Operating lease cost	$6,843	$6,643
Variable lease cost	2,457	2,041
Short-term lease cost	415	297
Sublease income	(286)	(266)
Total operating lease cost	$9,429	$8,715

The table below shows future minimum rental commitments related to non-cancelable operating leases for the next five years and thereafter as of December 31, 2023:

(In thousands)
2024	$7,102
2025	5,778
2026	4,856
2027	4,065
2028	2,739
Thereafter	7,528
Total lease payments	$32,068
Less: interest	(3,842)
Present value of lease liabilities	$28,226

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental information on the consolidated statements of cash flows for operating leases:

	December 31,
(In thousands except for percent and period data)	2023	2022
Weighted average remaining lease term, in years	6.55	6.42
Weighted average discount rate	3.68%	3.10%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,138	$8,371
ROU assets obtained in exchange for lease liabilities	8,797	7,377

As of December 31, 2023 there are no new significant leases that have not yet commenced.

Rental expense included in occupancy expense amounted to $7.9 million in 2023, $7.2 million in 2022 and $7.2 million in 2021.

8.          Goodwill and Other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2023	$281,204
Goodwill acquired	80,647
December 31, 2023	$361,851

January 1, 2022	$280,541
Goodwill acquired	663
December 31, 2022	$281,204

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets. These intangible assets are amortized over their estimated useful lives, which range primarily from one to twenty years.

There was no impairment of goodwill recorded during the years ended December 31, 2023, 2022 and 2021.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2023	2022
Core deposit intangibles:
Gross carrying amount	$31,188	$6,161
Less: accumulated amortization	2,363	6,133
Net carrying amount	$28,825	$28

Identified intangible assets:
Gross carrying amount	$31,826	$25,179
Less: accumulated amortization	20,208	17,866
Net carrying amount	$11,618	$7,313

Total intangibles:
Gross carrying amount	$63,014	$31,340
Less: accumulated amortization	22,571	23,999
Net carrying amount	$40,443	$7,341

Amortization expense on intangible assets with definite useful lives totaled $4.7 million for 2023, $2.3 million for 2022 and $2.8 million for 2021. Amortization expense on intangible assets with definite useful lives is expected to total $8.1 million for 2024, $7.1 million for 2025, $6.2 million for 2026, $5.2 million for 2027, $4.2 million for 2028 and $9.7 million thereafter. Other identified intangible assets include customer lists and non-compete agreements.

During the years ended December 31, 2023, 2022 and 2021, there was no impairment of intangible assets.

9.          Deposits

The following table sets forth the maturity distribution of time deposits:

(In thousands)	December 31, 2023
Within one year	$1,206,689
After one but within two years	57,989
After two but within three years	32,950
After three but within four years	19,217
After four but within five years	7,209
After five years	655
Total	$1,324,709

Time deposits of $250,000 or more aggregated $263.1 million and $48.4 million December 31, 2023 and 2022, respectively.

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

Short-term borrowings totaled $386.7 million and $585.0 million at December 31, 2023 and 2022, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing. Those sources totaled approximately $2.87 billion and $2.90 billion at December 31, 2023 and 2022, respectively. Borrowings on the FHLB lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022	2021
Federal funds purchased:
Balance at year-end	$-	$60,000	$-
Average during the year	24,575	14,644	17
Maximum month end balance	60,000	80,000	-
Weighted average rate during the year	5.16%	4.02%	0.11%
Weighted average rate at year-end	5.63%	4.28%	-

Securities sold under repurchase agreements:
Balance at year-end	$93,651	$86,012	$97,795
Average during the year	70,251	69,561	100,519
Maximum month end balance	96,195	88,637	135,623
Weighted average rate during the year	1.06%	0.10%	0.13%
Weighted average rate at year-end	1.49%	0.11%	0.11%

Other short-term borrowings:
Balance at year-end	$293,000	$439,000	$-
Average during the year	450,377	46,371	1,302
Maximum month end balance	593,000	439,000	-
Weighted average rate during the year	5.24%	4.24%	2.02%
Weighted average rate at year-end	5.28%	4.45%	-

See Note 4 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, and a blanket lien on its residential real estate mortgage loans. As of December 31, 2023 the Company had no callable long-term debt. A summary is as follows:

(Dollars in thousands)	December 31, 2023		December 31, 2022
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2025	$26,603	4.35%	$1,519	4.39%
2031	3,193	2.45%	3,296	2.45%
Total	$29,796		$4,815

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

The subordinated notes assumed in connection with the Salisbury acquisition included $25.0 million of 3.50% fixed-to-floating rate subordinated notes due 2031. The subordinated notes, which qualify as Tier 2 capital, have a maturity date of March 31, 2031 and bear interest at an annual rate of 3.50%, payable quarterly in arrears commencing on June 30, 2021, and a floating rate of interest equivalent to the three-month SOFR plus a spread of 2.80%, payable quarterly in arrears commencing on June 30, 2026. The subordinated notes are redeemable, without penalty, on or after March 31, 2026 and, in certain limited circumstances, prior to that date. As of the acquisition date, the fair value discount was $3.0 million.

The following table summarizes the Company’s subordinated debt:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Subordinated notes issued June 2020 - fixed interest rate of 5.00% through June 2025 and a variable interest rate equivalent to three-month SOFR plus 4.85% thereafter, maturing July 1, 2030	$98,000	$98,000
Subordinated notes issued March 2021 and acquired August 2023 - fixed interest rate of 3.50% through June 2026 and a variable interest rate equivalent to three-month SOFR plus 2.80% thereafter, maturing March 31, 2031	25,000	-
Subtotal subordinated notes	$123,000	$98,000
Unamortized debt issuance costs and unamortized fair value discount	(3,256)	(1,073)
Total subordinated debt, net	$119,744	$96,927

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

The debentures held by each trust are the sole assets of that trust. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $98.0 million at December 31, 2023. The Company owns all of the common securities of the Trusts and has accordingly recorded $3.2 million in equity method investments classified as other assets in our consolidated balance sheets at December 31, 2023. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

As of December 31, 2023, the Trusts had the following trust preferred securities outstanding and held the following junior subordinated debentures of the Company (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Trust Preferred Debt Owed To Trust	Final Maturity Date
CNBF Capital Trust I	August 1999	$18,000	3-month Term SOFR + 0.26161% plus 2.75%	$18,720	August 2029
NBT Statutory Trust I	November 2005	5,000	3-month Term SOFR + 0.26161% plus 1.40%	5,155	December 2035
NBT Statutory Trust II	February 2006	50,000	3-month Term SOFR + 0.26161% plus 1.40%	51,547	March 2036
Alliance Financial Capital Trust I	December 2003	10,000	3-month Term SOFR + 0.26161% plus 2.85%	10,310	January 2034
Alliance Financial Capital Trust II	September 2006	15,000	3-month Term SOFR + 0.26161% plus 1.65%	15,464	September 2036

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

11.          Income Taxes

The significant components of income tax expense attributable to operations are as follows:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Current
Federal	$22,829	$51,077	$35,483
State	5,890	12,934	8,626
Total Current	$28,719	$64,011	$44,109

Deferred
Federal	$4,593	$(15,862)	$507
State	1,365	(3,988)	357
Total Deferred	$5,958	$(19,850)	$864
Total income tax expense	$34,677	$44,161	$44,973

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Allowance for loan losses	$28,039	$24,792
Lease liability	6,917	6,273
Deferred compensation	9,915	9,181
Fair value adjustments on acquisitions	18,306	125
Loan fees	30,778	33,389
Stock-based compensation expense	3,006	2,822
Unrealized losses on securities	45,446	53,663
Other	9,362	5,902
Total deferred tax assets	$151,769	$136,147
Deferred tax liabilities:
Pension benefits	$14,742	$13,103
Lease right-of-use asset	6,551	5,877
Amortization of intangible assets	22,850	14,112
Premises and equipment, primarily due to accelerated depreciation	2,746	4,889
Other	1,669	846
Total deferred tax liabilities	$48,558	$38,827
Net deferred tax asset at year-end	$103,211	$97,320
Net deferred tax asset at beginning of year	97,320	22,038
Increase in net deferred tax asset	$5,891	$75,282

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2023 and 2022.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate to income before taxes:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Federal income tax at statutory rate	$32,226	$41,193	$41,971
Tax exempt income	(1,442)	(984)	(1,014)
Net increase in cash surrender value of life insurance	(1,367)	(1,215)	(1,230)
Federal tax credits	(2,855)	(2,417)	(1,884)
State taxes, net of federal tax benefit	5,732	7,067	7,097
Other, net	2,383	517	33
Income tax expense	$34,677	$44,161	$44,973

A reconciliation of the beginning and ending balance of Federal and State gross unrecognized tax benefits (“UTBs”) is as follows:

(In thousands)	2023	2022
Balance at January 1	$1,942	$1,545
Additions for tax positions of prior years	647	3
Reduction for tax positions of prior years	(104)	-
Current period tax positions	394	394
Balance at December 31	$2,879	$1,942
Amount that would affect the effective tax rate if recognized, gross of tax	$2,274	$1,535

The Company recognizes interest and penalties on the income tax expense line in the accompanying consolidated statements of income. The Company monitors changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2023, no significant changes to UTBs are projected; however, tax audit examinations are possible, but it is not reasonably possible to estimate when examinations in subsequent years will be completed. The Company recognized an insignificant amount of interest expense related to UTBs in the consolidated statement of income for the year ended December 31, 2023, 2022 and 2021.

As of December 31, 2023, the Company is no longer subject to U.S. Federal tax examination by tax authorities for years prior to 2020. The tax years 2017 to 2019 are currently being audited by New York State.

12.          Employee Benefit Plans

Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at December 31, 2023. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. Prior to January 1, 2000, the Plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the Plan was converted to a cash balance plan with grandfathering provisions for existing participants. Effective March 1, 2013, the Plan was amended. Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013. In May 2013, the noncontributory, frozen, defined benefit pension plan assumed from Alliance in the acquisition was merged into the Plan. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives in the Alliance acquisition. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The components of AOCI, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other post-retirement benefits are summarized below:

	Pension Benefits		Other Benefits
(In thousands)	2023	2022	2023	2022
Net actuarial loss (gain)	$29,301	$35,971	$(178)	$(921)
Prior service cost (credit)	198	211	(10)	(14)
Total amounts recognized in AOCI (pre-tax)	$29,499	$36,182	$(188)	$(935)

A December 31 measurement date is used for the pension, supplemental pension and post-retirement benefit plans. The following table sets forth changes in benefit obligations, changes in plan assets and the funded status of the pension plans and other post-retirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$75,940	$88,919	$4,183	$5,152
Service cost	1,904	2,024	4	7
Interest cost	4,002	2,765	240	170
Plan participants’ contributions	-	-	141	147
Actuarial loss (gain)	1,387	(11,158)	710	(695)
Amendments	30	-	-	-
Benefits paid	(6,269)	(6,610)	(563)	(598)
Projected benefit obligation at end of year	$76,994	$75,940	$4,715	$4,183
Change in plan assets:
Fair value of plan assets at beginning of year	$113,316	$135,867	$-	$-
Gain (loss) on plan assets	12,803	(17,260)	-	-
Employer contributions	1,319	1,319	422	451
Plan participants’ contributions	-	-	141	147
Benefits paid	(6,269)	(6,610)	(563)	(598)
Fair value of plan assets at end of year	$121,169	$113,316	$-	$-
Funded (unfunded) status at year end	$44,175	$37,376	$(4,715)	$(4,183)

An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. The accumulated benefit obligation for pension benefits was $77.0 million and $75.9 million at December 31, 2023 and 2022, respectively. The accumulated benefit obligation for other post-retirement benefits was $4.7 million and $4.2 million at December 31, 2023 and 2022, respectively. The funded status of the pension and other post-retirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2023 and 2022.

	Pension Benefits		Other Benefits
(In thousands)	2023	2022	2023	2022
Other assets	$59,889	$53,031	$-	$-
Other liabilities	(15,714)	(15,655)	(4,715)	(4,183)
Funded status	$44,175	$37,376	$(4,715)	$(4,183)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years Ended December 31,
	2023	2022	2021
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	4.91% - 5.66%	5.54% - 5.66%	3.23% - 3.35%
Expected long-term return on plan assets	6.70%	6.70%	6.70%
Rate of compensation increase	3.00%	3.00%	3.00%
Interest rate of credit for cash balance plan	4.66%	3.99%	1.94%

The following assumptions were used to determine net periodic pension cost:
Discount rate	3.35% - 5.66%	3.23% - 3.35%	3.08% - 3.25%
Expected long-term return on plan assets	6.70%	6.70%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Interest rate of credit for cash balance plan	3.99%	1.94%	1.62%

Net periodic benefit cost and other amounts recognized in OCI for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2023	2022	2021	2023	2022	2021
Components of net periodic (benefit) cost:
Service cost	$1,904	$2,024	$2,069	$4	$7	$8
Interest cost	4,002	2,765	2,717	240	170	163
Expected return on plan assets	(7,379)	(8,884)	(8,786)	-	-	-
Amortization of prior service cost (credit)	43	108	59	(4)	6	51
Amortization of unrecognized net loss (gain)	2,633	623	1,263	(32)	-	-
Net periodic pension cost (benefit)	$1,203	$(3,364)	$(2,678)	$208	$183	$222
Other changes in plan assets and benefit obligations recognized in OCI (pre-tax):
Net (gain) loss	$(4,037)	$14,987	$(3,237)	$711	$(695)	$(543)
Prior service cost	30	-	-	-	-	-
Amortization of prior service (cost) credit	(43)	(108)	(59)	4	(6)	(51)
Amortization of unrecognized net (loss) gain	(2,633)	(623)	(1,263)	32	-	-
Total recognized in OCI	$(6,683)	$14,256	$(4,559)	$747	$(701)	$(594)
Total recognized in net periodic (benefit) cost and OCI, pre-tax	$(5,480)	$10,892	$(7,237)	$955	$(518)	$(372)

The service cost component of the net periodic (benefit) cost is included in Salaries and Employee Benefits and the interest cost, expected return on plan assets and net amortization components are included in Other Noninterest Expense on the consolidated statements of income.

The following table sets forth estimated future benefit payments for the pension plans and other post-retirement benefit plans as of December 31, 2023:

(In thousands)	Pension Benefits	Other Benefits
2024	$7,676	$444
2025	7,249	444
2026	7,269	442
2027	7,759	422
2028	7,382	414
2029 - 2033	33,035	1,860

The Company made no voluntary contributions to the pension and other benefit plans during the years ended December 31, 2023 and 2022.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2023 were assumed to be 4.5% to 6.5%. The rates were assumed to decrease gradually to 4.0% for fiscal year 2075 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans.

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target 2023	2023	2022
Cash and cash equivalents	0 - 15%	2%	3%
Fixed income securities	30 - 60%	38%	38%
Equities	40 - 70%	60%	59%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio. All issues that are rated lower than A by Standard and Poor’s are to be excluded. Equity securities at December 31, 2023 and 2022 do not include any Company common stock.

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan:

(In thousands)	Level 1	Level 2	December 31, 2023
Cash and cash equivalents	$2,435	$-	$2,435
Foreign equity mutual funds	39,001	-	39,001
Equity mutual funds	34,281	-	34,281
U.S. government bonds	-	13	13
Corporate bonds	-	45,439	45,439
Total	$75,717	$45,452	$121,169

	Level 1	Level 2	December 31, 2022
Cash and cash equivalents	$3,401	$-	$3,401
Foreign equity mutual funds	36,111	-	36,111
Equity mutual funds	30,859	-	30,859
U.S. government bonds	-	20	20
Corporate bonds	-	42,925	42,925
Total	$70,371	$42,945	$113,316

The plan had no financial instruments recorded at fair value on a non-recurring basis as of December 31, 2023 and 2022.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets was 6.7% at December 31, 2023 and 2022, respectively. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”). The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries. In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The employer contributions associated with the 401(k) Plan were $4.4 million in 2023, $4.0 million in 2022 and $3.9 million in 2021.

Other Retirement Benefits

Included in other liabilities is $0.9 million and $1.1 million at December 31, 2023 and 2022, respectively, for supplemental retirement benefits for retired executives from legacy plans assumed in acquisitions. The Company recognized $0.2 million in expense for each of the years ended December 31, 2023, 2022 and 2021, related to these plans.

13.          Stock-Based Compensation

In May 2018, the Company adopted the NBT Bancorp Inc. 2018 Omnibus Incentive Plan (the “Stock Plan”) replacing the 2008 Omnibus Incentive Plan which automatically expired in April 2018. Under the terms of the Stock Plan, equity-based awards are granted to directors and employees to increase their direct proprietary interest in the operations and success of the Company. The Stock Plan assumed all prior equity-based incentive plans and any new equity-based awards are granted under the terms of the Stock Plan. Restricted shares granted under the Plan typically vest after three or five years for employees and one or three years for non-employee directors. Restricted stock units granted under the Stock Plan may have different terms and conditions. Performance shares and units granted under the Stock Plan for executives may have different terms and conditions. Since 2011, the Company primarily grants restricted stock unit awards. Stock option grants since that time were reloads of existing grants which terminate ten years from the date of the grant. Under terms of the Stock Plan, stock options are granted to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Shares issued as a result of vesting of restricted stock unit awards and stock option exercises are funded from the Company’s treasury stock.

The Company has outstanding restricted stock granted from various plans at December 31, 2023. The Company recognized $5.1 million, $4.5 million and $4.4 million in stock-based compensation expense related to these stock awards for the years ended December 31, 2023, 2022 and 2021, respectively. Tax benefits recognized with respect to restricted stock units were $1.3 million, $1.2 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Unrecognized compensation cost related to restricted stock units totaled $5.4 million at December 31, 2023 and will be recognized over 1.4 years on a weighted average basis. Shares issued are funded from the Company’s treasury stock. The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2023	532,372	$32.15
Forfeited	(4,597)	33.85
Vested	(126,312)	31.41
Granted	139,187	33.73
Unvested at December 31, 2023	540,650	$32.72

The following table summarizes information concerning stock options outstanding:

(In thousands, except share and per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	9,100	$29.89
Exercised	(3,630)	25.09
Expired	(120)	26.29
Outstanding at December 31, 2023	5,350	$33.24	2.50	$46

Exercisable at December 31, 2023	5,350	$33.24	2.50	$46

There was no stock-based compensation expense for stock option awards for the years ended December 31, 2023, 2022 and 2021. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Proceeds from stock options exercised	$91	$-	$112
Tax benefits related to stock options exercised	13	-	13
Intrinsic value of stock options exercised	50	-	52

The Company has 182,418 securities remaining available to be granted as part of the Plan at December 31, 2023.

14.          Stockholders’ Equity

In accordance with GAAP, unrecognized prior service costs and net actuarial gains or losses associated with the Company’s pension and postretirement benefit plans and unrealized gains and losses on AFS securities are included in AOCI, net of tax. For the years ended December 31, components of AOCI are:

(In thousands)	2023	2022	2021
Unrecognized prior service cost and net actuarial (losses) on pension plans	$(21,983)	$(26,435)	$(16,269)
Unrealized net holding (losses) on AFS securities	(138,951)	(163,599)	(7,075)
AOCI	$(160,934)	$(190,034)	$(23,344)

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of the Comptroller of the Currency (“OCC”) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At December 31, 2023, approximately $106.6 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank’s being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

The Company purchased 155,500 shares of its common stock during the year ended December 31, 2023, for a total of $4.9 million at an average price of $31.79 per share under its previously announced share repurchase program. This repurchase program under which these shares were purchased was due to expire on December 31, 2023; however, on December 18, 2023, the Board of Directors authorized and approved an amendment to the repurchase program. Pursuant to the amended stock repurchase program, the Company may repurchase up to 2,000,000 shares of the outstanding shares of its common stock with all repurchases under the stock repurchase program to be made by December 31, 2025. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of December 31, 2023, there were 2,000,000 shares available for repurchase under this plan which is set to expire on December 31, 2025.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. In addition to maintaining minimum capital ratios, the Company is subject to a capital conservation buffer (“Buffer”) of 2.50% above the minimum to avoid restriction on capital distributions and discretionary bonus paychecks to officers. At December 31, 2023 and 2022, the Company and the Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2023 and 2022, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 Capital to Average Asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

	Actual		Regulatory Ratio Requirements
(Dollars in thousands)	Amount	Ratio	Minimum Capital Adequacy	Minimum plus Buffer	For Classification as Well- Capitalized
As of December 31, 2023
Tier 1 Capital (to average assets)
Company	$1,301,560	9.71%	4.00%		5.00%
NBT Bank	1,223,551	9.16%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	1,204,560	11.57%	4.50%	7.00%	6.50%
NBT Bank	1,223,551	11.84%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	1,301,560	12.50%	6.00%	8.50%	8.00%
NBT Bank	1,223,551	11.84%	6.00%	8.50%	8.00%
Total Capital (to risk-weighted assets)
Company	1,534,826	14.75%	8.00%	10.50%	10.00%
NBT Bank	1,333,817	12.91%	8.00%	10.50%	10.00%

As of December 31, 2022
Tier 1 Capital (to average assets)
Company	$1,193,336	10.32%	4.00%		5.00%
NBT Bank	1,133,481	9.86%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	1,096,336	12.12%	4.50%	7.00%	6.50%
NBT Bank	1,133,481	12.63%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	1,193,336	13.19%	6.00%	8.50%	8.00%
NBT Bank	1,133,481	12.63%	6.00%	8.50%	8.00%
Total Capital (to risk-weighted assets)
Company	1,391,182	15.38%	8.00%	10.50%	10.00%
NBT Bank	1,233,327	13.74%	8.00%	10.50%	10.00%

16.         Earnings Per Share

The following is a reconciliation of basic and diluted EPS for the years presented in the consolidated statements of income:

	Years Ended December 31,
	2023			2022			2021
(In thousands except per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$118,782	44,528	$2.67	$151,995	42,917	$3.54	$154,885	43,421	$3.57
Effect of dilutive securities:
Stock-based compensation		242			264			298
Diluted EPS	$118,782	44,770	$2.65	$151,995	43,181	$3.52	$154,885	43,719	$3.54

There was a nominal number of weighted average stock options outstanding for the years ended December 31, 2023, 2022 and 2021, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

17.          Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
(In thousands)	Years Ended December 31,
	2023	2022	2021
AFS securities:
Losses on AFS securities	$9,450	$-	$-	Net securities losses (gains)
Amortization of unrealized gains related to securities transfer	427	513	577	Interest income
Tax effect	$(2,470)	$(128)	$(145)	Income tax (benefit)
Net of tax	$7,407	$385	$432

Cash flow hedges:
Net unrealized losses on cash flow hedges reclassified to interest expense	$-	$-	$21	Interest expense
Tax effect	$-	$-	$(5)	Income tax (benefit)
Net of tax	$-	$-	$16

Pension and other benefits:
Amortization of net losses	$2,601	$623	$1,263	Other noninterest expense
Amortization of prior service costs	39	114	110	Other noninterest expense
Tax effect	$(660)	$(184)	$(343)	Income tax (benefit)
Net of tax	$1,980	$553	$1,030

Total reclassifications, net of tax	$9,387	$938	$1,478

18.          Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2023, approximately 63% of the Company’s loans were secured by real estate located in upstate New York, northeastern Pennsylvania, western Massachusetts, southern New Hampshire, Vermont, southern Maine and central and northwestern Connecticut. Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

	At December 31,
(In thousands)	2023	2022
Unused lines of credit	$429,430	$384,370
Commitments to extend credits, primarily variable rate	2,254,841	2,033,549
Standby letters of credit	44,735	53,307
Loans sold with recourse	26,423	31,021

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. As of December 31, 2023 and 2022, the fair value of the Company’s standby letters of credit was not significant.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 28, 2023 was $99.6 million.

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

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheets at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statements of income.
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

In 2017, the U.K. Financial Conduct Authority announced its intention to stop compelling banks to submit rates for the calculation of London Interbank Offered Rate (“LIBOR”) after 2021. In 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on the Secured Overnight Financing Rate (“SOFR”) that replaced LIBOR in certain financial contracts after June 30, 2023. As of December 31, 2023, the Company has transitioned all of its financial instruments to an alternative benchmark rate.

As of December 31, 2023 and 2022, the Company had twelve and fifteen risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

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

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of December 31, 2023
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,303,711	Other assets	$95,972	$1,303,711	Other liabilities	$95,869
Risk participation agreements	62,112	Other assets	19	16,146	Other liabilities	6
Total derivatives not designated as hedging instruments			$95,991			$95,875
Netting adjustments(1)			20,849			-
Net derivatives in the balance sheet			$75,142			$95,875
Derivatives not offset on the balance sheet			$2,930			$2,930
Cash collateral(2)			-			-
Net derivative amounts			$72,212			$92,945
As of December 31, 2022
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,275,708	Other assets	$117,247	$1,275,708	Other liabilities	$117,247
Risk participation agreements	88,963	Other assets	47	18,421	Other liabilities	10
Total derivatives not designated as hedging instruments			$117,294			$117,257
Netting adjustments(1)			24,109			-
Net derivatives in the balance sheet			$93,185			$117,257
Derivatives not offset on the balance sheet			$352			$352
Cash collateral(2)			-			-
Net derivative amounts			$92,833			$116,905

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statements of income:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Derivatives designated as hedging instruments:
Interest rate derivatives - included component
Amount of loss reclassified from AOCI into interest expense	$-	$-	$21

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Derivatives not designated as hedging instruments:
Decrease in other income	$(70)	$(155)	$(356)

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	December 31, 2023
Assets:
AFS securities
U.S. treasury	$125,024	$-	$-	$125,024
Federal agency	-	214,740	-	214,740
State & municipal	-	86,306	-	86,306
Mortgage-backed	-	422,268	-	422,268
Collateralized mortgage obligations	-	541,544	-	541,544
Corporate	-	40,976	-	40,976
Total AFS securities	$125,024	$1,305,834	$-	$1,430,858
Equity securities	36,591	1,000	-	37,591
Derivatives	-	75,142	-	75,142
Total	$161,615	$1,381,976	$-	$1,543,591

Liabilities:
Derivatives	$-	$95,875	$-	$95,875
Total	$-	$95,875	$-	$95,875

(In thousands)	Level 1	Level 2	Level 3	December 31, 2022
Assets:
AFS securities
U.S. treasury	$121,658	$-	$-	$121,658
Federal agency	-	206,419	-	206,419
State & municipal	-	82,851	-	82,851
Mortgage-backed	-	473,694	-	473,694
Collateralized mortgage obligations	-	588,363	-	588,363
Corporate	-	54,240	-	54,240
Total AFS securities	$121,658	$1,405,567	$-	$1,527,225
Equity securities	29,784	1,000	-	30,784
Derivatives	-	93,185	-	93,185
Total	$151,442	$1,499,752	$-	$1,651,194

Liabilities:
Derivatives	$-	$117,257	$-	$117,257
Total	$-	$117,257	$-	$117,257

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. The non-recurring fair value measurements recorded during the years ended December 31, 2023 and 2022 were related to loans individually evaluated for expected credit losses. Loans with fair value of $1.1 million as of December 31, 2022 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. There were no loans individually evaluated expected credit losses where the amortized cost was adjusted to fair value for the year ended December 31, 2023. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		December 31, 2023		December 31, 2022
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$905,267	$814,524	$919,517	$812,647
Net loans	3	9,539,684	9,216,162	8,049,909	7,840,350
Financial liabilities:
Time deposits	2	$1,324,709	$1,285,999	$433,772	$413,868
Long-term debt	2	29,796	29,416	4,815	4,539
Subordinated debt	1	120,380	113,757	98,000	92,883
Junior subordinated debt	2	101,196	102,337	101,196	98,372

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

21.          Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2023	2022
Assets
Cash and cash equivalents	$162,364	$116,129
Equity securities, at estimated fair value	28,739	24,499
Investment in subsidiaries, on equity basis	1,464,980	1,245,459
Other assets	42,435	39,339
Total assets	$1,698,518	$1,425,426
Liabilities and Stockholders’ Equity
Total liabilities	$272,827	$251,872
Stockholders’ equity	1,425,691	1,173,554
Total liabilities and stockholders’ equity	$1,698,518	$1,425,426

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2023	2022	2021
Dividends from subsidiaries	$116,250	$119,000	$118,900
Management fee from subsidiaries	7,093	2,005	2,653
Net securities (losses) gains	(82)	(618)	543
Interest, dividends and other income	715	638	564
Total revenue	$123,976	$121,025	$122,660
Operating expenses	22,930	14,035	11,956
Income before income tax benefit and equity in undistributed income of subsidiaries	$101,046	$106,990	$110,704
Income tax expense (benefit)	(3,785)	(3,027)	(2,250)
Equity in undistributed income of subsidiaries	13,951	41,978	41,931
Net income	$118,782	$151,995	$154,885

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2023	2022	2021
Operating activities
Net income	$118,782	$151,995	$154,885
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of premises and equipment	353	582	1,113
Excess tax benefit on stock-based compensation	(296)	(288)	(385)
Stock-based compensation expense	5,102	4,530	4,414
Net securities losses (gains)	82	618	(543)
Equity in undistributed income of subsidiaries	(13,950)	(41,978)	(41,931)
Bank owned life insurance income	(271)	(238)	(326)
Amortization of subordinated debt issuance costs	437	437	438
Discount on repurchase of subordinated debt	-	(106)	-
Net change in other assets and other liabilities	(4,930)	(8,376)	(7,127)
Net cash provided by operating activities	$105,309	$107,176	$110,538
Investing activities
Net cash provided by (used in) acquisitions	$3,542	$-	$-
Proceeds from calls of equity securities	-	-	1,000
Net cash provided by investing activities	$3,542	$-	$1,000
Financing activities
Repurchase of subordinated debt	$-	$(2,000)	$-
Proceeds from the issuance of shares to employee and other stock plans	91	-	112
Cash paid by employer for tax-withholding on stock issuance	(1,877)	(1,751)	(2,931)
Purchases of treasury shares	(4,944)	(14,713)	(21,714)
Cash dividends	(55,886)	(49,765)	(47,738)
Net cash (used in) financing activities	$(62,616)	$(68,229)	$(72,271)
Net increase in cash and cash equivalents	$46,235	$38,947	$39,267
Cash and cash equivalents at beginning of year	116,129	77,182	37,915
Cash and cash equivalents at end of year	$162,364	$116,129	$77,182

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NBT Bancorp Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Albany, New York
February 29, 2024

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2023, none of NBT’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of NBT securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of stockholders to be held on May 21, 2024 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2023 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the Company’s 2023 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	5,350	$33.24	182,418
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2023 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2023 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG, LLP, Albany, NY, Auditor Firm ID: 185.

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2023 fiscal year end.

PART  IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2023 and 2022.

Consolidated Statements of Income for each of the three years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2023, 2022 and 2021.

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

2.2
First Amendment to Agreement and Plan of Merger, dated as of August 9, 2023, by and among NBT Bancorp Inc., NBT Bank, National Association, Salisbury Bancorp, Inc. and Salisbury Bank and Trust Company (filed as Exhibit 2.2 to Registrant’s Form 8-K, filed on August 14, 2023, and incorporated herein by reference).

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
10.16
Employment Agreement, dated November 1, 2021, by and between NBT Bancorp Inc. and Ruth H. Mahoney (Filed as Exhibit 10.16 to Registrant’s Form 10-K, filed on March 1, 2023, and incorporated herein by reference).*

10.17
Employment Agreement, dated May 23, 2022, by and between NBT Bancorp Inc. and M. Randolph Sparks (Filed as Exhibit 10.17 to Registrant’s Form 10-K, filed on March 1, 2023, and incorporated herein by reference).*

10.18	Employment Agreement, dated August 11, 2023 by and between NBT Bank, National Association and Richard J. Cantele, Jr.*
21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
97	Incentive Compensation Recovery Policy.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as noted above.

(c)	Not applicable.

ITEM 16.	FORM 10-K SUMMARY

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

/s/ Martin A. Dietrich	/s/ James H. Douglas
Martin A. Dietrich	James H. Douglas, Director
Chairman and Director	Date: February 29, 2024
Date: February 29, 2024

/s/ John H. Watt, Jr.	/s/ Heidi M. Hoeller
John H. Watt, Jr.	Heidi M. Hoeller, Director
President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 29, 2024
Date: February 29, 2024

/s/ Scott A. Kingsley	/s/ Andrew S. Kowalczyk III
Scott A. Kingsley	Andrew S. Kowalczyk III, Director
Chief Financial Officer (Principal Financial Officer)	Date: February 29, 2024
Date: February 29, 2024

/s/ Annette L. Burns	/s/ V. Daniel Robinson II
Annette L. Burns	V. Daniel Robinson II, Director
Chief Accounting Officer (Principal Accounting Officer)	Date: February 29, 2024
Date: February 29, 2024

/s/ Johanna R. Ames	/s/ Matthew J. Salanger
Johanna R. Ames, Director	Matthew J. Salanger, Director
Date: February 29, 2024	Date: February 29, 2024

/s/ J. David Brown	/s/ Lowell A. Seifter
J. David Brown, Director	Lowell A. Seifter, Director
Date: February 29, 2024	Date: February 29, 2024

/s/ Richard J. Cantele, Jr.	/s/ Jack H. Webb
Richard J. Cantele, Jr., Director	Jack H. Webb, Director
Date: February 29, 2024	Date: February 29, 2024

/s/ Timothy E. Delaney
Timothy E. Delaney, Director
Date: February 29, 2024