Form 10-Q
period 2024-03-31
NBT BANCORP INC
filed 2024-05-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024.

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

As of April 30, 2024, there were 47,149,315 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended March 31, 2024

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

When references to “NBT”, “we,” “our,” “us,” and “the Company” are made in this report, we mean NBT Bancorp Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, NBT Bancorp, Inc. When we refer to the “Bank” in this report, we mean its only bank subsidiary, NBT Bank, National Association, and its subsidiaries.

The acronyms and abbreviations identified below are used throughout this report, including the Notes to Unaudited Interim Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report.

AFS	available for sale
AIR	accrued interest receivable
AOCI	accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BP(S)	basis point(s)
C&I	Commercial & Industrial
CECL	current expected credit losses
CD	certificate of deposit
CME	Chicago Mercantile Exchange Clearing House
CRE	Commercial Real Estate
EPS	earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	fully taxable equivalent
GAAP	generally accepted accounting principles in the United States of America
HTM	held to maturity
LGD	loss given default
LIBOR	London Interbank Offered Rate
MMDA	money market deposit accounts
NASDAQ	The NASDAQ Stock Market LLC
NIM	net interest margin
NOW	negotiable order of withdrawal
OCC	Office of the Comptroller of the Currency
OREO	other real estate owned
PCD	purchased credit deteriorated
PD	probability of default
Salisbury	Salisbury Bancorp, Inc.
Salisbury Bank	Salisbury Bank and Trust Company
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDRs	troubled debt restructurings

ITEM 1. FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2024	2023
Assets
Cash and due from banks	$162,460	$173,811
Short-term interest-bearing accounts	156,632	31,378
Equity securities, at fair value	39,470	37,591
Securities available for sale, at fair value	1,418,471	1,430,858
Securities held to maturity (fair value $793,319 and $814,524, respectively)	890,863	905,267
Federal Reserve and Federal Home Loan Bank stock	37,336	45,861
Loans held for sale	3,263	3,371
Loans	9,688,077	9,650,713
Less allowance for loan losses	115,300	114,400
Net loans	$9,572,777	$9,536,313
Premises and equipment, net	80,239	80,675
Goodwill	361,851	361,851
Intangible assets, net	38,968	40,443
Bank owned life insurance	267,476	265,732
Other assets	409,393	395,889
Total assets	$13,439,199	$13,309,040
Liabilities
Demand (noninterest bearing)	$3,359,789	$3,413,829
Savings, NOW and money market	6,467,364	6,230,456
Time	1,368,136	1,324,709
Total deposits	$11,195,289	$10,968,994
Short-term borrowings	267,134	386,651
Long-term debt	29,759	29,796
Subordinated debt, net	120,101	119,744
Junior subordinated debt	101,196	101,196
Other liabilities	284,305	276,968
Total liabilities	$11,997,784	$11,883,349
Stockholders’ equity
Preferred stock, $0.01 par value. 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value. 100,000,000 shares authorized; 53,974,492 shares issued	540	540
Additional paid-in-capital	740,792	740,943
Retained earnings	1,040,563	1,021,831
Accumulated other comprehensive loss	(164,492)	(160,934)
Common stock in treasury, at cost, 6,819,477 and 6,864,593 shares, respectively	(175,988)	(176,689)
Total stockholders’ equity	$1,441,415	$1,425,691
Total liabilities and stockholders’ equity	$13,439,199	$13,309,040

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Interest, fee and dividend income
Interest and fees on loans	$133,146	$100,899
Securities available for sale	7,124	7,616
Securities held to maturity	5,303	5,035
Other	1,364	642
Total interest, fee and dividend income	$146,937	$114,192
Interest expense
Deposits	$44,339	$11,144
Short-term borrowings	3,421	4,919
Long-term debt	290	47
Subordinated debt	1,800	1,334
Junior subordinated debt	1,913	1,682
Total interest expense	$51,763	$19,126
Net interest income	$95,174	$95,066
Provision for loan losses	5,579	3,909
Net interest income after provision for loan losses	$89,595	$91,157
Noninterest income
Service charges on deposit accounts	$4,117	$3,548
Card services income	5,195	4,845
Retirement plan administration fees	14,287	11,462
Wealth management	9,697	8,087
Insurance services	4,388	3,931
Bank owned life insurance income	2,352	1,878
Net securities gains (losses)	2,183	(4,998)
Other	3,173	2,656
Total noninterest income	$45,392	$31,409
Noninterest expense
Salaries and employee benefits	$55,704	$48,155
Technology and data services	9,750	9,007
Occupancy	8,098	7,220
Professional fees and outside services	4,853	4,178
Office supplies and postage	1,865	1,628
FDIC assessment	1,735	1,396
Advertising	812	649
Amortization of intangible assets	2,168	536
Loan collection and other real estate owned, net	553	855
Acquisition expenses	-	618
Other	6,235	5,080
Total noninterest expense	$91,773	$79,322
Income before income tax expense	$43,214	$43,244
Income tax expense	9,391	9,586
Net income	$33,823	$33,658
Earnings per share
Basic	$0.72	$0.78
Diluted	$0.71	$0.78

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
	Three Months Ended March 31,
(In thousands)	2024	2023
Net income	$33,823	$33,658
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(5,292)	$15,725
Tax effect	1,323	(3,931)
Unrealized net holding (losses) gains arising during the period, net	$(3,969)	$11,794

Reclassification adjustment for net losses in net income, gross	$-	$5,000
Tax effect	-	(1,250)
Reclassification adjustment for net losses in net income, net	$-	$3,750

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$96	$114
Tax effect	(24)	(28)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$72	$86

Total securities available for sale, net	$(3,897)	$15,630

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$452	$649
Tax effect	(113)	(163)
Amortization of prior service cost and actuarial losses, net	$339	$486

Total pension and other benefits, net	$339	$486

Total other comprehensive (loss) income	$(3,558)	$16,116
Comprehensive income	$30,265	$49,774

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2023	$540	$740,943	$1,021,831	$(160,934)	$(176,689)	$1,425,691
Net income	-	-	33,823	-	-	33,823
Cash dividends - $0.32 per share	-	-	(15,091)	-	-	(15,091)
Purchase of 1,900 treasury shares	-	-	-	-	(63)	(63)
Net issuance of 47,016 shares to employee and other stock plans	-	(2,435)	-	-	764	(1,671)
Stock-based compensation	-	2,284	-	-	-	2,284
Other comprehensive (loss)	-	-	-	(3,558)	-	(3,558)
Balance at March 31, 2024	$540	$740,792	$1,040,563	$(164,492)	$(175,988)	$1,441,415

Balance at December 31, 2022	$497	$577,853	$958,433	$(190,034)	$(173,195)	$1,173,554
Cumulative effect adjustment for ASU 2022-02 implementation as of January 1, 2023	-	-	502	-	-	502
Net income	-	-	33,658	-	-	33,658
Cash dividends - $0.30 per share	-	-	(12,871)	-	-	(12,871)
Net issuance of 46,509 shares to employee and other stock plans	-	(2,366)	-	-	601	(1,765)
Stock-based compensation	-	2,465	-	-	-	2,465
Other comprehensive income	-	-	-	16,116	-	16,116
Balance at March 31, 2023	$497	$577,952	$979,722	$(173,918)	$(172,594)	$1,211,659

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Three Months Ended March 31,
(In thousands)	2024	2023
Operating activities
Net income	$33,823	$33,658
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	5,579	3,909
Depreciation and amortization of premises and equipment	2,855	2,579
Net amortization on securities	657	690
Amortization of intangible assets	2,168	536
Amortization of operating lease right-of-use assets	1,867	1,647
Excess tax benefit on stock-based compensation	(116)	(231)
Stock-based compensation expense	2,284	2,465
Bank owned life insurance income	(2,352)	(1,878)
Amortization of subordinated debt issuance costs	109	109
Proceeds from sale of loans held for sale	27,075	1,571
Originations of loans held for sale	(26,662)	(1,418)
Net gain on sale of loans held for sale	(40)	(16)
Net securities (gains) losses	(2,183)	4,998
Net change in other assets and other liabilities	(8,319)	(26,772)
Net cash provided by operating activities	$36,745	$21,847
Investing activities
Net cash used in acquisitions	$(743)	$(129)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	26,542	30,683
Proceeds from sales	2,284	-
Purchases	(19,676)	-
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	21,143	17,870
Purchases	(7,071)	(5,494)
Equity securities:
Purchases	(7)	-
Other:
Net increase in loans	(42,308)	(118,242)
Proceeds from Federal Home Loan Bank stock redemption	26,465	38,589
Purchases of Federal Home Loan Bank stock	(17,940)	(39,218)
Proceeds from settlement of bank owned life insurance	608	1,773
Purchases of premises and equipment, net	(2,425)	(1,392)
Net cash used in investing activities	$(13,128)	$(75,560)
Financing activities
Net increase in deposits	$226,295	$185,272
Net decrease in short-term borrowings	(119,517)	(109,786)
Proceeds from long-term debt	-	25,000
Repayments of long-term debt	(37)	(25)
Cash paid by employer for tax-withholding on stock issuance	(1,301)	(1,432)
Purchase of treasury stock	(63)	-
Cash dividends	(15,091)	(12,871)
Net cash provided by financing activities	$90,286	$86,158
Net increase in cash and cash equivalents	$113,903	$32,445
Cash and cash equivalents at beginning of period	205,189	197,350
Cash and cash equivalents at end of period	$319,092	$229,795

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)
	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$55,313	$17,066
Income taxes paid, net of refund	3,500	15,072
Acquisitions:
Fair value of assets acquired	$693	$150

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2024

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly-owned subsidiaries: the Bank, NBT Financial and NBT Holdings. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods in accordance with GAAP and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

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

3.	Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to improve the reportable segment disclosure requirements by requiring disclosure of incremental segment information on an annual and interim basis. In addition, the amendments will enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The adoption, other than to meet the new disclosure requirements, is not expected to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, that addresses requests for improved income tax disclosures from investors, lenders, creditors and other allocators of capital that use the financial statements to make capital allocation decisions. The ASU requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how the Company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. The ASU 2023-09 improves the transparency of income tax disclosures. The amendments in this ASU are effective for the Company on January 1, 2025 and should be applied on a prospective basis. Retrospective application and early adoption are permitted. The adoption, other than to meet the new disclosure requirements, is not expected to have a material impact on the consolidated financial statements.

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2024
U.S. treasury	$133,442	$-	$(8,759)	$124,683
Federal agency	248,375	-	(35,071)	213,304
State & municipal	96,054	1	(10,022)	86,033
Mortgage-backed:
Government-sponsored enterprises	387,479	3	(45,461)	342,021
U.S. government agency securities	71,036	10	(7,520)	63,526
Collateralized mortgage obligations:
Government-sponsored enterprises	452,853	49	(50,135)	402,767
U.S. government agency securities	170,293	-	(26,034)	144,259
Corporate	48,451	-	(6,573)	41,878
Total AFS securities	$1,607,983	$63	$(189,575)	$1,418,471
As of December 31, 2023
U.S. treasury	$133,302	$-	$(8,278)	$125,024
Federal agency	248,384	-	(33,644)	214,740
State & municipal	96,251	11	(9,956)	86,306
Mortgage-backed:
Government-sponsored enterprises	399,532	7	(44,264)	355,275
U.S. government agency securities	74,281	14	(7,302)	66,993
Collateralized mortgage obligations:
Government-sponsored enterprises	452,715	15	(48,257)	404,473
U.S. government agency securities	162,171	-	(25,100)	137,071
Corporate	48,442	-	(7,466)	40,976
Total AFS securities	$1,615,078	$47	$(184,267)	$1,430,858

There was no allowance for credit losses on AFS securities as of March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2023, the Company incurred a $5.0 million loss on the write-off of an AFS corporate debt security from a subordinated debt investment of a financial institution that failed. The $5.0 million loss was reclassified out of AOCI and into earnings in net securities gains (losses) in the unaudited interim consolidated statements of income. During the three months ended March 31, 2024 the Company sold the previously written-off security and recognized a gain of $2.3 million into earnings in net securities gains (losses) in the unaudited interim consolidated statements of income. During the three months ended March 31, 2024, there were no gains or losses reclassified out of AOCI and into earnings.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2024
Federal agency	$100,000	$-	$(18,440)	$81,560
Mortgage-backed:
Government-sponsored enterprises	224,344	-	(34,187)	190,157
U.S. government agency securities	16,742	2	(736)	16,008
Collateralized mortgage obligations:
Government-sponsored enterprises	182,813	-	(13,466)	169,347
U.S. government agency securities	63,137	-	(11,206)	51,931
State & municipal	303,827	99	(19,610)	284,316
Total HTM securities	$890,863	$101	$(97,645)	$793,319
As of December 31, 2023
Federal agency	$100,000	$-	$(17,784)	$82,216
Mortgage-backed:
Government-sponsored enterprises	228,720	-	(31,613)	197,107
U.S. government agency securities	17,086	3	(566)	16,523
Collateralized mortgage obligations:
Government-sponsored enterprises	187,457	57	(12,021)	175,493
U.S. government agency securities	63,878	-	(10,908)	52,970
State & municipal	308,126	211	(18,122)	290,215
Total HTM securities	$905,267	$271	$(91,014)	$814,524

At March 31, 2024 and December 31, 2023, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities.

The Company recorded no gains from calls on HTM securities for the three months ended March 31, 2024 and 2023.

AFS and HTM securities with amortized costs totaling $1.99 billion at March 31, 2024 and $2.03 billion at December 31, 2023 were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at March 31, 2024 and December 31, 2023, AFS and HTM securities with an amortized cost of $159.3 million and $177.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to gains and (losses) on equity securities:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net (losses) and gains recognized on equity securities	$(101)	$2
Less: Net (losses) and gains recognized on equity securities sold during the period	-	-
Unrealized (losses) and gains recognized on equity securities still held	$(101)	$2

As of March 31, 2024 and December 31, 2023, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of March 31, 2024 and 2023. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the three months ended March 31, 2024 and 2023.

The following table sets forth information with regard to contractual maturities of debt securities at March 31, 2024:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$50,294	$49,553
From one to five years	567,513	508,211
From five to ten years	314,839	277,648
After ten years	675,337	583,059
Total AFS debt securities	$1,607,983	$1,418,471
HTM debt securities:
Within one year	$98,660	$98,460
From one to five years	125,141	119,411
From five to ten years	242,973	210,783
After ten years	424,089	364,665
Total HTM debt securities	$890,863	$793,319

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2024 and December 31, 2023.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of March 31, 2024
AFS securities:
U.S. treasury	$-	$-	-	$124,683	$(8,759)	8	$124,683	$(8,759)	8
Federal agency	-	-	-	213,304	(35,071)	16	213,304	(35,071)	16
State & municipal	-	-	-	85,266	(10,022)	66	85,266	(10,022)	66
Mortgage-backed	136	(1)	9	404,618	(52,980)	158	404,754	(52,981)	167
Collateralized mortgage obligations	11,033	(59)	2	523,989	(76,110)	120	535,022	(76,169)	122
Corporate	1,459	(2)	1	40,419	(6,571)	14	41,878	(6,573)	15
Total securities with unrealized losses	$12,628	$(62)	12	$1,392,279	$(189,513)	382	$1,404,907	$(189,575)	394

HTM securities:
Federal agency	$-	$-	-	$81,560	$(18,440)	4	$81,560	$(18,440)	4
Mortgage-backed	11,905	(489)	1	194,181	(34,434)	33	206,086	(34,923)	34
Collateralized mortgage obligation	8,189	(58)	1	213,088	(24,614)	52	221,277	(24,672)	53
State & municipal	4,423	(13)	4	181,355	(19,597)	205	185,778	(19,610)	209
Total securities with unrealized losses	$24,517	$(560)	6	$670,184	$(97,085)	294	$694,701	$(97,645)	300

As of December 31, 2023
AFS securities:
U.S. treasury	$-	$-	-	$125,024	$(8,278)	8	$125,024	$(8,278)	8
Federal agency	-	-	-	214,740	(33,644)	16	214,740	(33,644)	16
State & municipal	-	-	-	85,528	(9,956)	66	85,528	(9,956)	66
Mortgage-backed	53	(1)	7	421,259	(51,565)	156	421,312	(51,566)	163
Collateralized mortgage obligations	1,333	(6)	2	536,678	(73,351)	118	538,011	(73,357)	120
Corporate	1,379	(75)	1	39,597	(7,391)	14	40,976	(7,466)	15
Total securities with unrealized losses	$2,765	$(82)	10	$1,422,826	$(184,185)	378	$1,425,591	$(184,267)	388

HTM securities:
Federal agency	$-	$-	-	$82,216	$(17,784)	4	$82,216	$(17,784)	4
Mortgage-backed	12,221	(365)	1	201,320	(31,814)	33	213,541	(32,179)	34
Collateralized mortgage obligations	-	-	-	219,820	(22,929)	54	219,820	(22,929)	54
State & municipal	14,422	(127)	21	171,904	(17,995)	189	186,326	(18,122)	210
Total securities with unrealized losses	$26,643	$(492)	22	$675,260	$(90,522)	280	$701,903	$(91,014)	302

The Company does not believe the AFS securities that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, which consisted of 394 and 388 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of March 31, 2024 and December 31, 2023, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude AIR from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $3.9 million at March 31, 2024 and December 31, 2023, and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of March 31, 2024 and December 31, 2023. There was no accrued interest reversed against interest income for the three months ended March 31, 2024 or the year ended December 31, 2023 as all securities remained in accrual status. In addition, there were no collateral-dependent HTM debt securities as of March 31, 2024 and December 31, 2023. There was no allowance for credit losses on HTM securities as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, 66% of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2024 and December 31, 2023. The remaining HTM debt securities at March 31, 2024 and December 31, 2023 were comprised of state and municipal obligations generally with bond ratings of A to AAA. Utilizing the CECL methodology, the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2024 and December 31, 2023. AIR on HTM debt securities totaled $5.1 million at March 31, 2024 and $4.7 million at December 31, 2023 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

5.	Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

(In thousands)	March 31, 2024	December 31, 2023
Commercial & industrial	$1,353,446	$1,354,248
Commercial real estate	3,646,739	3,626,910
Residential real estate	2,133,289	2,125,804
Home equity	328,673	337,214
Indirect auto	1,190,734	1,130,132
Residential solar	896,147	917,755
Other consumer	139,049	158,650
Total loans	$9,688,077	$9,650,713

Included in the above loans are net deferred loan origination (fees) costs totaling $89.2 million and $98.2 million at March 31, 2024 and December 31, 2023, respectively.

6.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $115.3 million at March 31, 2024, compared to $114.4 million at December 31, 2023. The allowance for credit losses as a percentage of loans was 1.19% at March 31, 2024 and December 31, 2023.

The Company’s January 1, 2023 adoption of ASU 2022-02, Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures resulted in an insignificant change to its methodology for estimating the allowance for credit losses on TDRs. The ASU eliminated the guidance on TDRs and requires an evaluation on all loan modifications to determine if they result in a new loan or a continuation of the existing loan. The decrease in allowance for credit loss on TDR loans relating to adoption of ASU 2022-02 was $0.6 million.

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

The quantitative model as of March 31, 2024 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At March 31, 2024, the weightings were 70% and 30% for the baseline and downside economic forecasts, respectively. The baseline outlook reflects an economic environment where the unemployment rate increases slightly from 3.8% to 4.1% during the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the second quarter of 2024 at approximately 3.3% and decrease to 2.8% before increasing to 3.4% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with three 25 basis point cuts at the June, September, and December meetings, the economy remaining at full employment, and continued tapering of the Federal Reserve balance sheet. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, national unemployment rises from 3.8% in the first quarter of 2024 to a peak of 7.7% in the second quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2024. Additional adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation, and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth, and policy exceptions was also conducted.

The quantitative model as of December 31, 2023 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2023, the weightings were 70% and 30% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected an unemployment rate environment starting at 3.8% and increasing slightly during the forecast period to 4.1%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the first quarter of 2024 at approximately 3.7% before decreasing to a low of 2.9% in the third quarter of 2024 and then increasing to 3.8% by the end of the forecast period. Other utilized economic variable forecasts are mixed compared to the prior year, with retail sales improving, business output mixed and housing starts down. Key assumptions in the baseline economic outlook included currently being in a full employment economy, continued tapering of the Federal Reserve balance sheet and the FOMC beginning to cut rates in the second quarter of 2024. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment increases to a peak of 7.0% in the first quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2023. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

There were no loans purchased with credit deterioration during the three months ended March 31, 2024. There were $219.5 million of PCD loans acquired from Salisbury during the year ended December 31, 2023, which resulted in an allowance for credit losses at acquisition of $5.8 million. During the three months ended March 31, 2024, the Company purchased $0.4 million of residential loans at a 7.0% premium with a $4 thousand allowance for credit losses recorded for these loans. During 2023, the Company purchased $3.8 million of residential loans at a 7.0% premium with a $31 thousand allowance for credit losses recorded for these loans.

The Company made a policy election to report AIR in the other assets line item on the consolidated balance sheets. AIR on loans totaled $34.4 million at March 31, 2024 and $34.1 million at December 31, 2023 and there was no estimated allowance for credit losses related to AIR as of March 31, 2024 and December 31, 2023 as it is excluded from amortized cost.

The following tables present the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2023	$45,903	$46,427	$22,070	$114,400
Charge-offs	(985)	(5,581)	(114)	(6,680)
Recoveries	198	1,651	152	2,001
Provision	(644)	4,922	1,301	5,579
Ending balance as of March 31, 2024	$44,472	$47,419	$23,409	$115,300

Balance as of January 1, 2023 (after adoption of ASC 2022-02)	$34,662	$50,951	$14,539	$100,152
Charge-offs	(169)	(5,342)	(339)	(5,850)
Recoveries	541	1,377	121	2,039
Provision	1,006	1,834	1,069	3,909
Ending balance as of March 31, 2023	$36,040	$48,820	$15,390	$100,250

The allowance for credit losses as of March 31, 2024 increased compared to the allowance estimates as of December 31, 2023 primarily due to the slowing of prepayment speed assumptions partly offset by the decline in consumer loans with higher allowance levels and a decline in the PCD allowance as purchased loan balances decreased. The increase in the allowance for credit losses from March 31, 2023 to March 31, 2024 was primarily due to the recording of $14.5 million of allowance for acquired Salisbury loans as of the acquisition date, which included both the $8.8 million of non-PCD allowance recognized through the provision for loan losses and the $5.8 million of PCD allowance reclassified from loans.

Individually Evaluated Loans

The threshold for evaluating classified, commercial and commercial real estate loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. As of March 31, 2024, there were two relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $17.1 million, with no allowance for credit loss. As of December 31, 2023, the same two relationships were identified to be evaluated for loss on an individual basis which had an amortized cost basis of $17.3 million, with no allowance for credit loss. The decrease in the amortized cost basis on an individual basis from December 31, 2023 to March 31, 2024 was primarily due to principal payments received during the first quarter of 2024. As of March 31, 2024 and December 31, 2023, there were $17.1 million and $17.3 million, respectively, of loans in nonaccrual that were specifically evaluated for individual expected credit loss without an allowance for credit losses.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of March 31, 2024
Commercial loans:
C&I	$1,711	$750	$-	$2,461	$3,079	$1,398,831	$1,404,371
CRE	1,929	64	-	1,993	18,743	3,424,810	3,445,546
Total commercial loans	$3,640	$814	$-	$4,454	$21,822	$4,823,641	$4,849,917
Consumer loans:
Auto	$10,376	$1,676	$1,045	$13,097	$2,274	$1,142,702	$1,158,073
Residential solar	3,940	1,362	446	5,748	125	890,274	896,147
Other consumer	2,054	1,158	882	4,094	299	146,372	150,765
Total consumer loans	$16,370	$4,196	$2,373	$22,939	$2,698	$2,179,348	$2,204,985
Residential	$3,799	$858	$227	$4,884	$10,669	$2,617,622	$2,633,175
Total loans	$23,809	$5,868	$2,600	$32,277	$35,189	$9,620,611	$9,688,077

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2023
Commercial loans:
C&I	$414	$33	$1	$448	$3,441	$1,393,616	$1,397,505
CRE	803	835	-	1,638	18,126	3,413,984	3,433,748
Total commercial loans	$1,217	$868	$1	$2,086	$21,567	$4,807,600	$4,831,253
Consumer loans:
Auto	$10,115	$2,011	$1,067	$13,193	$2,106	$1,084,143	$1,099,442
Residential solar	3,074	1,301	915	5,290	245	912,220	917,755
Other consumer	2,343	1,811	1,124	5,278	215	164,867	170,360
Total consumer loans	$15,532	$5,123	$3,106	$23,761	$2,566	$2,161,230	$2,187,557
Residential	$3,836	$399	$554	$4,789	$10,080	$2,617,034	$2,631,903
Total loans	$20,585	$6,390	$3,661	$30,636	$34,213	$9,585,864	$9,650,713

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

The following tables illustrate the Company’s credit quality by loan class by vintage and includes gross charge-offs by loan class by vintage. Included in other consumer gross charge-offs for the three months ended March 31, 2024, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2023 originations. Included in other consumer gross charge-offs for the year ended December 31, 2023, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2022 originations and $0.8 million in overdrawn deposit accounts reported as 2023 originations.

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2024
C&I
By internally assigned grade:
Pass	$60,820	$214,985	$243,619	$231,577	$146,409	$129,310	$318,078	$2,585	$1,347,383
Special mention	-	1,795	2,802	378	3,845	1,812	15,946	251	26,829
Substandard	-	2,934	3,154	1,885	289	6,845	14,880	127	30,114
Doubtful	-	21	1	19	-	4	-	-	45
Total C&I	$60,820	$219,735	$249,576	$233,859	$150,543	$137,971	$348,904	$2,963	$1,404,371
Current-period gross charge-offs	$-	$(9)	$(900)	$-	$-	$(76)	$-	$-	$(985)
CRE
By internally assigned grade:
Pass	$81,048	$362,660	$492,661	$546,787	$449,533	$1,013,118	$308,977	$37,243	$3,292,027
Special mention	-	3,602	5,971	7,842	3,875	28,841	3,547	-	53,678
Substandard	-	-	726	17,961	1,132	61,499	1,542	16,981	99,841
Total CRE	$81,048	$366,262	$499,358	$572,590	$454,540	$1,103,458	$314,066	$54,224	$3,445,546
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Auto
By payment activity:
Performing	$175,451	$430,001	$331,202	$138,915	$36,140	$43,045	$-	$-	$1,154,754
Nonperforming	29	1,014	1,171	724	94	287	-	-	3,319
Total auto	$175,480	$431,015	$332,373	$139,639	$36,234	$43,332	$-	$-	$1,158,073
Current-period gross charge-offs	$-	$(274)	$(493)	$(226)	$(12)	$(122)	$-	$-	$(1,127)
Residential solar
By payment activity:
Performing	$1,365	$149,789	$422,422	$176,158	$63,222	$82,620	$-	$-	$895,576
Nonperforming	-	-	432	76	-	63	-	-	571
Total residential solar	$1,365	$149,789	$422,854	$176,234	$63,222	$82,683	$-	$-	$896,147
Current-period gross charge-offs	$-	$(53)	$(910)	$(136)	$-	$(196)	$-	$-	$(1,295)
Other consumer
By payment activity:
Performing	$5,600	$10,559	$22,720	$47,947	$18,029	$25,681	$19,015	$33	$149,584
Nonperforming	-	5	184	650	39	295	1	7	1,181
Total other consumer	$5,600	$10,564	$22,904	$48,597	$18,068	$25,976	$19,016	$40	$150,765
Current-period gross charge-offs	$-	$(250)	$(811)	$(1,453)	$(364)	$(281)	$-	$-	$(3,159)
Residential
By payment activity:
Performing	$39,693	$258,154	$336,357	$438,007	$273,451	$1,006,816	$255,582	$14,219	$2,622,279
Nonperforming	-	626	825	1,605	272	7,568	-	-	10,896
Total residential	$39,693	$258,780	$337,182	$439,612	$273,723	$1,014,384	$255,582	$14,219	$2,633,175
Current-period gross charge-offs	$-	$-	$-	$-	$-	$(114)	$-	$-	$(114)
Total loans	$364,006	$1,436,145	$1,864,247	$1,610,531	$996,330	$2,407,804	$937,568	$71,446	$9,688,077
Current-period gross charge-offs	$-	$(586)	$(3,114)	$(1,815)	$(376)	$(789)	$-	$-	$(6,680)

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
C&I
By internally assigned grade:
Pass	$229,249	$270,796	$241,993	$158,051	$74,469	$63,826	$299,248	$2,923	$1,340,555
Special mention	420	1,672	277	3,524	87	1,854	19,489	-	27,323
Substandard	1,496	2,461	1,609	282	2,266	5,632	14,266	1,607	29,619
Doubtful	-	1	2	-	4	1	-	-	8
Total C&I	$231,165	$274,930	$243,881	$161,857	$76,826	$71,313	$333,003	$4,530	$1,397,505
Current-period gross charge-offs	$(24)	$(3,021)	$(5)	$(86)	$-	$(600)	$-	$-	$(3,736)
CRE
By internally assigned grade:
Pass	$353,161	$518,201	$561,897	$452,110	$327,804	$739,189	$294,039	$33,705	$3,280,106
Special mention	3,577	4,472	10,711	7,055	9,967	39,460	2,970	-	78,212
Substandard	370	731	21,807	1,146	2,996	37,418	10,962	-	75,430
Total CRE	$357,108	$523,404	$594,415	$460,311	$340,767	$816,067	$307,971	$33,705	$3,433,748
Current-period gross charge-offs	$-	$-	$-	$-	$(114)	$(304)	$-	$-	$(418)
Auto
By payment activity:
Performing	$474,369	$363,516	$157,251	$42,644	$45,406	$13,071	$12	$-	$1,096,269
Nonperforming	532	1,241	830	190	306	74	-	-	3,173
Total auto	$474,901	$364,757	$158,081	$42,834	$45,712	$13,145	$12	$-	$1,099,442
Current-period gross charge-offs	$(102)	$(1,183)	$(1,066)	$(340)	$(301)	$(295)	$-	$-	$(3,287)
Residential solar
By payment activity:
Performing	$155,425	$430,855	$178,839	$65,382	$46,554	$39,540	$-	$-	$916,595
Nonperforming	-	837	205	18	47	53	-	-	1,160
Total residential solar	$155,425	$431,692	$179,044	$65,400	$46,601	$39,593	$-	$-	$917,755
Current-period gross charge-offs	$(150)	$(1,930)	$(923)	$(45)	$(558)	$(345)	$-	$-	$(3,951)
Other consumer
By payment activity:
Performing	$13,089	$27,394	$57,876	$21,087	$14,548	$15,964	$19,042	$21	$169,021
Nonperforming	-	244	685	144	56	161	4	45	1,339
Total other consumer	$13,089	$27,638	$58,561	$21,231	$14,604	$16,125	$19,046	$66	$170,360
Current-period gross charge-offs	$(885)	$(3,744)	$(7,511)	$(1,329)	$(832)	$(568)	$-	$-	$(14,869)
Residential
By payment activity:
Performing	$212,799	$366,860	$453,206	$267,845	$167,860	$876,563	$260,836	$15,300	$2,621,269
Nonperforming	134	430	1,121	385	591	7,460	-	513	10,634
Total residential	$212,933	$367,290	$454,327	$268,230	$168,451	$884,023	$260,836	$15,813	$2,631,903
Current-period gross charge-offs	$-	$-	$(81)	$(30)	$-	$(406)	$-	$-	$(517)
Total loans	$1,444,621	$1,989,711	$1,688,309	$1,019,863	$692,961	$1,840,266	$920,868	$54,114	$9,650,713
Current-period gross charge-offs	$(1,161)	$(9,878)	$(9,586)	$(1,830)	$(1,805)	$(2,518)	$-	$-	$(26,778)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for losses on unfunded commitments totaled $4.7 million as March 31, 2024, compared to $5.1 million as of December 31, 2023.

Loan Modifications to Borrowers Experiencing Financial Difficulties

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended March 31, 2024
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables
Residential	$294	0.011%
Total	$294

	Three Months Ended March 31, 2023
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables
Residential	$43	0.002%
Total	$43

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulties:

Three Months Ended March 31, 2024
Loan Type	Term Extension
Residential	Added a weighted-average 7.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Three Months Ended March 31, 2023
Loan Type	Term Extension
Residential	Added a weighted-average 18 years to the life of loans, which reduced monthly payment amounts for the borrowers.

There were no financing receivables that had a payment default during the three months ended March 31, 2024 and 2023, that were modified to borrowers experiencing financial difficulty that were modified in the twelve months prior to that default.

The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of March 31, 2024
Loan Type
Residential	$863	$-	$-	$29
Total	$863	$-	$-	$29

7.	Short-Term Borrowings

In addition to the liquidity provided by balance sheet cash flows, liquidity must also be supplemented with additional sources such as credit lines from correspondent banks as well as borrowings from the FHLB and the Federal Reserve Bank. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements and brokered CD accounts.

Information related to short-term borrowings is summarized as follows:

(In thousands)	March 31, 2024	December 31, 2023
Federal funds purchased	$78,000	$-
Securities sold under repurchase agreements	86,134	93,651
Other short-term borrowings	103,000	293,000
Total short-term borrowings	$267,134	$386,651

See Note 4 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

8.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at March 31, 2024. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the Pension Benefits and Other Benefits plans during the three months ended March 31, 2024 and 2023.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Components of net periodic (benefit) cost:
Service cost	$514	$482	$1	$1
Interest cost	1,005	1,010	55	56
Expected return on plan assets	(1,983)	(1,853)	-	-
Net amortization	453	670	(1)	(21)
Total net periodic (benefit) cost	$(11)	$309	$55	$36

The service cost component of net periodic (benefit) cost is included in Salaries and Employee Benefits and the interest cost, expected return on plan assets and net amortization components are included in Other Noninterest Expense on the unaudited interim consolidated statements of income.

9.	Earnings Per Share

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive stock options and restricted stock units).

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Basic EPS:
Weighted average common shares outstanding	47,148	42,894
Net income available to common stockholders	$33,823	$33,658
Basic EPS	$0.72	$0.78

Diluted EPS:
Weighted average common shares outstanding	47,148	42,894
Dilutive effect of common stock options and restricted stock	222	232
Weighted average common shares and common share equivalents	47,370	43,126
Net income available to common stockholders	$33,823	$33,658
Diluted EPS	$0.71	$0.78

There was a nominal number of weighted average stock options outstanding for the three months ended March 31, 2024 and March 31, 2023, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

10.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
AFS securities:
Losses on AFS securities	$-	$5,000	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	96	114	Interest income
Tax effect	$(24)	$(1,278)	Income tax (benefit)
Net of tax	$72	$3,836

Pension and other benefits:
Amortization of net losses	$454	$640	Other noninterest expense
Amortization of prior service costs	(2)	9	Other noninterest expense
Tax effect	$(113)	$(163)	Income tax (benefit)
Net of tax	$339	$486

Total reclassifications, net of tax	$411	$4,322

11.	Derivative Instruments and Hedging Activities

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

The Company is subject to over-the-counter derivative clearing requirements, which require certain derivatives to be cleared through central clearing houses. Accordingly, the Company clears certain derivative transactions through the CME. The CME requires the Company to post initial and variation margin payments to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts. A daily settlement occurs through the CME for changes in the fair value of centrally cleared derivatives. Not all of the derivatives are required to be cleared through the daily clearing agent. As a result, the total fair values of loan level derivative assets and liabilities recognized on the Company’s financial statements are not equal and offsetting.

In 2017, the U.K. Financial Conduct Authority announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that replaced LIBOR in certain financial contracts after June 30, 2023. In 2023, the Company transitioned all of its financial instruments to an alternative benchmark rate.

As of March 31, 2024 and December 31, 2023, the Company had thirteen and twelve risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of March 31, 2024
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,330,997	Other assets	$114,205	$1,330,997	Other liabilities	$114,101
Risk participation agreements	71,511	Other assets	84	15,571	Other liabilities	3
Total derivatives not designated as hedging instruments			$114,289			$114,104
Netting adjustments(1)			24,321			-
Net derivatives in the balance sheet			$89,968			$114,104
Derivatives not offset on the balance sheet			$1,924			$1,924
Cash collateral(2)			-			-
Net derivative amounts			$88,044			$112,180
As of December 31, 2023
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,303,711	Other assets	$95,972	$1,303,711	Other liabilities	$95,869
Risk participation agreements	62,112	Other assets	19	16,146	Other liabilities	6
Total derivatives not designated as hedging instruments			$95,991			$95,875
Netting adjustments(1)			20,849			-
Net derivatives in the balance sheet			$75,142			$95,875
Derivatives not offset on the balance sheet			$2,930			$2,930
Cash collateral(2)			-			-
Net derivative amounts			$72,212			$92,945

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

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended March 31,
(In thousands)	2024	2023
Derivatives not designated as hedging instruments:
Increase in other income	$75	$7

12.	Fair Value Measurements and Fair Value of Financial Instruments

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	March 31, 2024
Assets:
AFS securities:
U.S. treasury	$124,683	$-	$-	$124,683
Federal agency	-	213,304	-	213,304
State & municipal	-	86,033	-	86,033
Mortgage-backed	-	405,547	-	405,547
Collateralized mortgage obligations	-	547,026	-	547,026
Corporate	-	41,878	-	41,878
Total AFS securities	$124,683	$1,293,788	$-	$1,418,471
Equity securities	38,470	1,000	-	39,470
Derivatives	-	89,968	-	89,968
Total	$163,153	$1,384,756	$-	$1,547,909
Liabilities:
Derivatives	$-	$114,104	$-	$114,104
Total	$-	$114,104	$-	$114,104

(In thousands)	Level 1	Level 2	Level 3	December 31, 2023
Assets:
AFS securities:
U.S. treasury	$125,024	$-	$-	$125,024
Federal agency	-	214,740	-	214,740
State & municipal	-	86,306	-	86,306
Mortgage-backed	-	422,268	-	422,268
Collateralized mortgage obligations	-	541,544	-	541,544
Corporate	-	40,976	-	40,976
Total AFS securities	$125,024	$1,305,834	$-	$1,430,858
Equity securities	36,591	1,000	-	37,591
Derivatives	-	75,142	-	75,142
Total	$161,615	$1,381,976	$-	$1,543,591
Liabilities:
Derivatives	$-	$95,875	$-	$95,875
Total	$-	$95,875	$-	$95,875

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. There were no loans individually evaluated for expected credit losses where the amortized cost was adjusted to fair value as of March 31, 2024 and December 31, 2023, respectively. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		March 31, 2024		December 31, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$890,863	$793,319	$905,267	$814,524
Net loans	3	9,576,040	9,173,300	9,539,684	9,216,162
Financial liabilities:
Time deposits	2	$1,368,136	$1,348,934	$1,324,709	$1,285,999
Long-term debt	2	29,759	29,315	29,796	29,416
Subordinated debt	1	120,628	116,563	120,380	113,757
Junior subordinated debt	2	101,196	103,202	101,196	102,337

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

Subordinated Debt

The fair value of subordinated debt has been measured using the observable market price as of the period reported.

Junior Subordinated Debt

The fair value of junior subordinated debt has been estimated using a discounted cash flow analysis.

13.	Commitments and Contingencies

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $2.73 billion at March 31, 2024 and $2.25 billion at December 31, 2023.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $42.0 million at March 31, 2024 and $44.7 million at December 31, 2023. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s standby letters of credit was not significant.

NBT BANCORP INC. AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023 for an understanding of the following discussion and analysis. Operating results for the three month period ending March 31, 2024 are not necessarily indicative of the results of the full year ending December 31, 2024 or any future period.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions, including actual or potential stress in the banking industry, and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the FRB; (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war, including international military conflicts, or terrorism; (8) the timely development and acceptance of new products and services and the perceived overall value of these products and services by users; (9) changes in consumer spending, borrowing and saving habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisition and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, and the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the FASB and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

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

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Where non-GAAP disclosures are used in this Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables. Management believes that these non-GAAP measures provide useful information that is important to an understanding of the results of the Company’s core business as well as provide information standard in the financial institution industry. Non-GAAP measures should not be considered a substitute for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation.

Critical Accounting Estimates

SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. The Company follows financial accounting and reporting policies that are in accordance with GAAP. The more significant of these policies are summarized in Note 1 to the consolidated financial statements presented in our 2023 Annual Report on Form 10-K. Refer to Note 3 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards. Not all significant accounting policies require management to make difficult, subjective or complex judgments. The allowance for credit losses and the allowance for unfunded commitments policies are deemed to meet the SEC’s definition of a critical accounting estimate.

Allowance for Credit Losses and Unfunded Commitments

The allowance for credit losses consists of the allowance for credit losses and the allowance for losses on unfunded commitments. The measurement of CECL on financial instruments requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. The allowance for credit losses for loans, as reported in our consolidated statements of financial condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. The allowance for losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of March 31, 2024, the quantitative model incorporates a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At March 31, 2024, the weightings were 70% and 30% for the baseline and downside economic forecasts, respectively. The baseline outlook reflects an economic environment where the unemployment rate increases slightly from 3.8% to 4.1% during the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the second quarter of 2024 at approximately 3.3% and decrease to 2.8% before increasing to 3.4% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with three 25 basis point cuts at the June, September, and December meetings, the economy remaining at full employment, and continued tapering of the Federal Reserve balance sheet. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, national unemployment rises from 3.8% in the first quarter of 2024 to a peak of 7.7% in the second quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2024. All else held equal, the changes in the weightings of our forecasted scenarios would impact the amount of estimated allowance for credit losses through changes in the quantitative reserve and scenario-specific qualitative adjustments. To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of March 31, 2024, the Company attributed the change in scenario weightings to the change in the allowance for credit losses, with a 10% decrease to the downside scenario and a 10% increase to the baseline scenario causing a 3% decrease in the overall estimated allowance for credit losses. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of March 31, 2024, the Company increased the downside scenario to 100% which resulted in a 23% increase in the overall estimated allowance for credit losses.

The Company’s policies on the CECL methodology for allowance for credit losses are disclosed in Note 1 to the consolidated financial statements presented in our 2023 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2023 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported. Refer to Note 3 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to: net income and EPS, return on average assets and equity, NIM, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons. The following information should be considered in connection with the Company’s results for the three months ended March 31, 2024:

●	Net income for the three months ended March 31, 2024 was $33.8 million, comparable to the first quarter of 2023 and up $3.4 million from the fourth quarter of 2023.
●	Diluted earnings per share were $0.71 for the three months ended March 31, 2024, down $0.07 from the first quarter of 2023 and up $0.07 from the fourth quarter of 2023.
●
Operating net income(1), a non-GAAP measure, which excludes acquisition expenses, securities gains (losses) and an impairment of a minority interest equity investment, net of tax, was $32.1 million, or $0.68 per diluted common share, for the three months ended March 31, 2024, compared to $0.88 for the first quarter of 2023 and $0.72 for the fourth quarter of 2023.

●
Excluding securities gains (losses), noninterest income represented 31% of total revenues and was $43.2 million for the three months ended March 31, 2024, up $5.2 million, or 13.8%, from the fourth quarter of 2023 and up $6.8 million, or 18.7%, from the first quarter of 2023.

●	Period end total loans were $9.69 billion, up $37.4 million, or 1.6%, annualized, from December 31, 2023.
●	Credit quality metrics including net charge-offs to average loans were 0.19%, annualized, and allowance for loan losses to total loans was 1.19%.
●	Period end total deposits were $11.20 billion, up $226.3 million, or 2.1%, from December 31, 2023.
●	Book value per share was $30.57 at March 31, 2024; tangible book value per share(1) was $22.07 at March 31, 2024, $21.72 at December 31, 2023 and $21.52 at March 31, 2023.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Results of Operations

Net income for the three months ended March 31, 2024 was $33.8 million, or $0.71 per diluted common share, up $3.4 million from $30.4 million, or $0.64 per diluted common share for the three months ended December 31, 2023 and up $0.2 million from $33.7 million, or $0.78 per diluted common share for the first quarter of 2023.

●	The Company generated $0.68 per diluted share of operating earnings(1) in the first quarter of 2024, compared to $0.88 for the first quarter of 2023 and $0.72 for the fourth quarter of 2023.
●
Net interest income for the three months ended March 31, 2024 was $95.2 million, down $4.0 million, or 4.0% from the fourth quarter of 2023 and up $0.1 million, or 0.1%, from the first quarter of 2023.

●
The Company recorded a provision for loan losses of $5.6 million ($0.09 per diluted share) for the three months ended March 31, 2024, compared to $3.9 million ($0.07 per diluted share) in the first quarter of 2023 and $5.1 million ($0.08 per diluted share) in the fourth quarter of 2023.

●
Noninterest expense, excluding $0.3 million of acquisition expenses in the fourth quarter of 2023 and $0.6 million of acquisition expenses in the first quarter of 2023, and the $4.8 million impairment of a minority interest equity investment in the fourth quarter of 2023, increased 4.6% compared to the previous quarter and increased 16.6% from the first quarter of 2023.

●
In the first quarter of 2023, the Company incurred a $5.0 million ($0.09 per diluted share) securities loss on the write-off of an AFS subordinated debt investment of a failed financial institution. In the first quarter of 2024, the Company sold the previously written-off subordinated debt security and recognized a gain of $2.3 million ($0.04 per diluted share).

●	The Company incurred acquisition expenses of $0.3 million and $0.6 million related to the merger with Salisbury in the fourth quarter of 2023 and the first quarter of 2023, respectively.
●
In the fourth quarter of 2023, the Company recorded a $4.8 million ($0.08 per diluted share) impairment of its minority interest equity investment in a provider of financial and technology services to residential solar equipment installers due to the uncertainty in the realizability of the investment in other noninterest expense in the consolidated statements of income.

The following table sets forth certain financial highlights:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Performance:
Diluted earnings per share	$0.71	$0.64	$0.78
Return on average assets(2)	1.02%	0.89%	1.16%
Return on average equity(2)	9.52%	8.79%	11.47%
Return on average tangible common equity(2)	13.87%	13.08%	15.31%
Net interest margin, (FTE)(2)	3.14%	3.15%	3.55%
Capital:
Equity to assets	10.73%	10.71%	10.23%
Tangible equity ratio	7.98%	7.93%	7.99%
Book value per share	$30.57	$30.26	$28.24
Tangible book value per share	$22.07	$21.72	$21.52
Leverage ratio	10.09%	9.71%	10.43%
Common equity tier 1 capital ratio	11.68%	11.57%	12.28%
Tier 1 capital ratio	12.61%	12.50%	13.34%
Total risk-based capital ratio	14.87%	14.75%	15.53%

The following tables provide non-GAAP reconciliations:

	Three Months Ended
(In thousands, except per share data)	March 31, 2024	December 31, 2023	March 31, 2023
Return on average tangible common equity:
Net income	$33,823	$30,446	$33,658
Amortization of intangible assets (net of tax)	1,626	1,599	402
Net income, excluding intangible amortization	$35,449	$32,045	$34,060
Average stockholders’ equity	$1,429,602	$1,373,643	$1,190,316
Less: average goodwill and other intangibles	401,756	401,978	288,354
Average tangible common equity	$1,027,846	$971,665	$901,962
Return on average tangible common equity(2)	13.87%	13.08%	15.31%
Tangible equity ratio:
Stockholders’ equity	$1,441,415	$1,425,691	$1,211,659
Intangibles	400,819	402,294	288,159
Assets	$13,439,199	$13,309,040	$11,839,730
Tangible equity ratio	7.98%	7.93%	7.99%
Tangible book value per share:
Stockholders’ equity	$1,441,415	$1,425,691	$1,211,659
Intangibles	400,819	402,294	288,159
Tangible equity	$1,040,596	$1,023,397	$923,500
Diluted common shares outstanding	47,155	47,110	42,904
Tangible book value per share	$22.07	$21.72	$21.52
Operating net income:
Net income	$33,823	$30,446	$33,658
Acquisition expenses	-	254	618
Impairment of a minority interest equity investment	-	4,750	-
Securities (gains) losses	(2,183)	(507)	4,998
Adjustments to net income	$(2,183)	$4,497	$5,616
Adjustments to net income (net of tax)	$(1,703)	$3,435	$4,341
Operating net income	$32,120	$33,881	$37,999
Operating diluted earnings per share	$0.68	$0.72	$0.88

(2)	Annualized.

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

Net interest income was $95.2 million for the first quarter of 2024, down $4.0 million, or 4.0%, from the previous quarter. The FTE net interest margin was 3.14% for the three months ended March 31, 2024, a decrease of 1 bp from the previous quarter. Interest income decreased $4.0 million, or 2.6%, as the yield on average interest-earning assets increased 5 bps from the prior quarter to 4.84%, while average interest-earning assets of $12.27 billion decreased $290.4 million from the prior quarter, primarily due to a decrease in average short-term interest-bearing accounts (“excess liquidity”) and the interest on those funds and one less day in the first quarter of 2024 compared to the fourth quarter of 2023. Interest expense for the three months ended March 31, 2024 was consistent with prior quarter due to lower average balances of short-term borrowings which were offset by the increase in the cost of interest-bearing deposits. Included in net interest income was $2.5 million of acquisition-related net accretion for the three months ended March 31, 2024 and $2.6 million of acquisition-related net accretion for the three months ended December 31, 2023.

Net interest income was $95.2 million for the first quarter of 2024, up $0.1 million, or 0.1%, from the first quarter of 2023. The FTE net interest margin was 3.14% for the three months ended March 31, 2024, a decrease of 41 bps from the first quarter of 2023. Interest income increased $32.7 million, or 28.7%, as the yield on average interest-earning assets increased 58 bps from the same period in 2023 to 4.84%, while average interest-earning assets increased $1.36 billion, or 12.5%, from the first quarter of 2023 primarily due to the Salisbury acquisition and organic loan growth. Interest expense increased $32.6 million, or 170.6%, as the cost of interest-bearing liabilities increased 138 bps to 2.52% for the quarter ended March 31, 2024, primarily due to both a 158 bps increase in interest-bearing deposit costs and a $1.59 billion increase in interest-bearing deposits as a result of the Salisbury acquisition. Included in net interest income was $2.5 million of acquisition-related net accretion for the three months ended March 31, 2024.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	March 31, 2024			December 31, 2023			March 31, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$47,972	$534	4.48%	$319,907	$4,508	5.59%	$34,215	$191	2.26%
Securities taxable(1)	2,278,029	10,806	1.91%	2,310,409	10,959	1.88%	2,442,732	11,543	1.92%
Securities tax-exempt(1) (3)	230,468	2,052	3.58%	232,575	2,055	3.51%	202,321	1,402	2.81%
FRB and FHLB stock	42,296	830	7.89%	47,994	1,086	8.98%	41,144	451	4.45%
Loans(2) (3)	9,674,892	133,373	5.54%	9,653,191	132,975	5.47%	8,189,520	101,000	5.00%
Total interest-earning assets	$12,273,657	$147,595	4.84%	$12,564,076	$151,583	4.79%	$10,909,932	$114,587	4.26%
Other assets	1,055,386			1,052,024			836,879
Total assets	$13,329,043			$13,616,100			$11,746,811
Liabilities and stockholders’ equity:
Money market deposit accounts	$3,129,160	$27,734	3.56%	$3,045,531	$26,368	3.43%	$2,081,210	$6,264	1.22%
NOW deposit accounts	1,600,288	2,994	0.75%	1,645,401	3,309	0.80%	1,598,834	1,433	0.36%
Savings deposits	1,607,659	171	0.04%	1,666,915	188	0.04%	1,781,465	142	0.03%
Time deposits	1,352,559	13,440	4.00%	1,343,548	12,888	3.81%	639,645	3,305	2.10%
Total interest-bearing deposits	$7,689,666	$44,339	2.32%	$7,701,395	$42,753	2.20%	$6,101,154	$11,144	0.74%
Federal funds purchased	19,769	272	5.53%	217	3	5.48%	44,334	538	4.92%
Repurchase agreements	82,419	317	1.55%	82,387	330	1.59%	71,340	14	0.08%
Short-term borrowings	213,390	2,832	5.34%	345,250	4,618	5.31%	357,200	4,367	4.96%
Long-term debt	29,772	290	3.92%	29,809	294	3.91%	7,299	47	2.61%
Subordinated debt, net	119,873	1,800	6.04%	119,531	1,795	5.96%	96,966	1,334	5.58%
Junior subordinated debt	101,196	1,913	7.60%	101,196	1,948	7.64%	101,196	1,682	6.74%
Total interest-bearing liabilities	$8,256,085	$51,763	2.52%	$8,379,785	$51,741	2.45%	$6,779,489	$19,126	1.14%
Demand deposits	3,356,607			3,535,815			3,502,489
Other liabilities	286,749			326,857			274,517
Stockholders’ equity	1,429,602			1,373,643			1,190,316
Total liabilities and stockholders’ equity	$13,329,043			$13,616,100			$11,746,811
Net interest income (FTE)		$95,832			$99,842			$95,461
Interest rate spread			2.32%			2.34%			3.12%
Net interest margin (FTE)			3.14%			3.15%			3.55%
Taxable equivalent adjustment		$658			$669			$395
Net interest income		$95,174			$99,173			$95,066

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended March 31,	Increase (Decrease) 2024 over 2023
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$100	$243	$343
Securities taxable	(691)	(46)	(737)
Securities tax-exempt	219	431	650
FRB and FHLB stock	13	366	379
Loans	20,254	12,119	32,373
Total FTE interest income	$19,895	$13,113	$33,008
Money market deposit accounts	$4,460	$17,010	$21,470
NOW deposit accounts	1	1,560	1,561
Savings deposits	(15)	44	29
Time deposits	5,587	4,548	10,135
Federal funds purchased	(327)	61	(266)
Repurchase agreements	3	300	303
Short-term borrowings	(1,856)	321	(1,535)
Long-term debt	209	34	243
Subordinated debt, net	345	121	466
Junior subordinated debt	-	231	231
Total FTE interest expense	$8,407	$24,230	$32,637
Change in FTE net interest income	$11,488	$(11,117)	$371

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Service charges on deposit accounts	$4,117	$3,548
Card services income	5,195	4,845
Retirement plan administration fees	14,287	11,462
Wealth management	9,697	8,087
Insurance services	4,388	3,931
Bank owned life insurance income	2,352	1,878
Net securities gains (losses)	2,183	(4,998)
Other	3,173	2,656
Total noninterest income	$45,392	$31,409

Noninterest income for the three months ended March 31, 2024 was $45.4 million, up $6.9 million, or 17.9%, from the prior quarter and up $14.0 million, or 44.5%, from the first quarter of 2023. During the three months ended March 31, 2023, the Company incurred a $5.0 million securities loss on the write-off of a subordinated debt security of a failed financial institution. During the three months ended March 31, 2024, the Company sold the previously written-off subordinated debt security and recognized a gain of $2.3 million. Excluding net securities gains (losses), noninterest income for the three months ended March 31, 2024 was $43.2 million, up $5.2 million, or 13.8%, from the prior quarter and up $6.8 million, or 18.7%, from the first quarter of 2023. The increase from the prior quarter was primarily driven by an increase in retirement plan administration fees, wealth management fees and insurance services. The increase in retirement plan administration fees from the prior quarter was due primarily to certain seasonal activity-based fees in the first quarter, organic growth and market performance. Wealth management fees increased from the prior quarter due primarily to organic growth and market performance. Insurance services increased from the prior quarter due to organic growth, higher levels of policy renewals and first quarter seasonality. The increase from the first quarter of 2023 was driven by an increase in retirement plan administration fees, wealth management fees and insurance services. The increase in retirement plan administration fees from the first quarter of 2023 includes the impact from the acquisition of Retirement Direct, LLC on July 1, 2023, organic growth and market performance. Wealth management fees increased from the first quarter of 2023 driven by the Salisbury acquisition, organic growth and market performance. Insurance services increased from the first quarter of 2023 due to higher levels of policy renewals and organic growth. In addition, the increases in service charges on deposit accounts and card services income were impacted by the Salisbury acquisition revenues.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Salaries and employee benefits	$55,704	$48,155
Technology and data services	9,750	9,007
Occupancy	8,098	7,220
Professional fees and outside services	4,853	4,178
Office supplies and postage	1,865	1,628
FDIC assessment	1,735	1,396
Advertising	812	649
Amortization of intangible assets	2,168	536
Loan collection and other real estate owned, net	553	855
Acquisition expenses	-	618
Other	6,235	5,080
Total noninterest expense	$91,773	$79,322

Noninterest expense for the three months ended March 31, 2024 was $91.8 million, down $1.0 million, or 1.1%, from the prior quarter and up $12.5 million, or 15.7%, from the first quarter of 2023. The Company incurred acquisition expenses in the fourth quarter of 2023 and the first quarter of 2023 of $0.3 million and $0.6 million, respectively related to the merger with Salisbury. Included in other noninterest expenses in the fourth quarter of 2023, the Company recorded a $4.8 million impairment of a minority interest equity investment in a provider of financial and technology services to residential solar equipment installers due to the uncertainty in the realizability of the investment. Excluding acquisition expenses and the impairment of a minority interest equity investment, noninterest expense for the three months ended March 31, 2024 was $91.8 million, up $4.0 million, or 4.6%, from the prior quarter and up $13.1 million, or 16.6%, from the first quarter of 2023. The increase from the prior quarter was driven by higher salaries and employee benefits due to higher incentive compensation costs, seasonally higher payroll taxes and stock-based compensation expenses and merit pay increases which were effective in March. In addition, the increase in occupancy costs was driven by seasonal costs including utilities expenses, timing of maintenance activities and additional expenses from the Salisbury acquisition. These costs were partially offset by decreases in other expenses due primarily to timing of expenses including travel and lower amortization expenses associated with the Company’s retirement plans. The increase from the first quarter of 2023 was driven by higher salaries and employee benefits due to the Salisbury acquisition and higher stock-based compensation expenses. In addition, the increase in technology and data services, occupancy expense professional fees and outside services and amortization of intangible assets were impacted by additional expenses from the Salisbury acquisition.

Income Taxes

Income tax expense for the three months ended March 31, 2024 was $9.4 million, up $0.1 million from the prior quarter and down $0.2 million from the first quarter of 2023. The effective tax rate was 21.7% for the first quarter of 2024 compared to 23.5% for the prior quarter and 22.2% for the first quarter of 2023. The decrease in the effective tax rate from the prior quarter and the first quarter of 2023 was due to a higher level of tax-exempt income as a percentage of total taxable income.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities decreased $24.9 million, or 1.0%, from December 31, 2023 to March 31, 2024. The securities portfolio represented 17.5% of total assets as of March 31, 2024 as compared to 17.8% of total assets as of December 31, 2023.

The following table details the composition of securities AFS, securities HTM and equity securities for the periods indicated:

	March 31, 2024	December 31, 2023
Mortgage-backed securities:
With maturities 15 years or less	12%	12%
With maturities greater than 15 years	10%	10%
Collateral mortgage obligations	36%	36%
Municipal securities	17%	17%
U.S. agency notes	21%	21%
Corporate	2%	2%
Equity securities	2%	2%
Total	100%	100%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated is as follows:

(In thousands)	March 31, 2024	December 31, 2023
Commercial & industrial	$1,353,446	$1,354,248
Commercial real estate	3,646,739	3,626,910
Residential real estate	2,133,289	2,125,804
Home equity	328,673	337,214
Indirect auto	1,190,734	1,130,132
Residential solar	896,147	917,755
Other consumer	139,049	158,650
Total loans	$9,688,077	$9,650,713

(1)	Loans are summarized by business line which do not align to how the Company assesses credit risk in the allowance for credit losses.

Total loans increased by $37.4 million, or 1.6% annualized, from December 31, 2023 to March 31, 2024. Excluding the other consumer and residential solar portfolios that are in a planned run-off status, period end loans increased $77.9 million, or 3.6% annualized. Commercial and industrial loans decreased $0.8 million to $1.35 billion; commercial real estate loans increased $19.8 million to $3.65 billion; and total consumer loans increased $18.3 million to $4.69 billion. Total loans represent approximately 72.1% of assets as of March 31, 2024, as compared to 72.5% as of December 31, 2023.

Loans in the C&I and CRE portfolios consist primarily of loans made to small and medium-sized entities. The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchases and seasonal crop expenses. These loans are usually collateralized by business assets such as equipment, accounts receivable and perishable agricultural products, which are exposed to industry price volatility. The Company extends CRE loans to facilitate various real estate transactions, encompassing acquisitions, refinancing, expansions and enhancements to both commercial and agricultural properties. These loans are secured by liens on real estate assets, covering a spectrum of properties including apartments, commercial structures, healthcare facilities and others, whether occupied by owners or non-owners. Risks associated with the CRE portfolio pertain to the borrowers’ capacity to meet interest and principal payments throughout the loan’s duration, as well as their ability to secure financing upon the loan’s maturity. The Company has a risk management framework that includes rigorous underwriting standards, targeted portfolio stress testing, interest rate sensitivities on commercial borrowers and comprehensive credit risk monitoring mechanisms. The Company remains vigilant in monitoring market trends, economic indicators and regulatory developments to promptly adapt our risk management strategies as needed.

Within the CRE portfolio, approximately 79% comprises Non-Owner Occupied CRE, with the remaining 21% being Owner-Occupied CRE. Non-Owner Occupied CRE includes diverse sectors across the Company’s markets such as apartments (31%), office spaces (17%) and construction (14%), along with retail, manufacturing, small commercial, accommodations and others. Notably, office CRE loans account for 5% of the total outstanding loans, predominantly serving suburban medical and professional tenants across suburban and small urban markets. These loans carry an average size of $2.5 million, with 12% maturing over the next two years. As of March 31, 2024 and December 31, 2023, the total CRE construction and development loans amounted to $373.4 million and $347.2 million, respectively.

Allowance for Credit Losses, Provision for Loan Losses and Nonperforming Assets

Beginning January 1, 2023, the Company adopted ASU 2022-02 Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures which resulted in an insignificant change to the Company’s methodology for estimating the allowance for credit losses on TDRs since December 31, 2022. The January 1, 2023 decrease in the allowance for credit loss on TDR loans relating to adoption of ASU 2022-02 was $0.6 million, which increased retained earnings by $0.5 million and decreased the deferred tax asset by $0.1 million.

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

Additional information about our allowance for credit losses is included in Note 6 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q as well as in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

The allowance for credit losses totaled $115.3 million at March 31, 2024, compared to $114.4 million at December 31, 2023 and $100.3 million at March 31, 2023. The allowance for credit losses as a percentage of loans was 1.19% at March 31, 2024 and December 31, 2023, compared to 1.21% at March 31, 2023. The increase in allowance for credit losses from December 31, 2023 compared to March 31, 2024 was primarily due the slowing of prepayment speeds partly offset by the decline in consumer loans with higher allowance levels and a decline in the PCD allowance as purchased loan balances decreased. The increase in the allowance for credit losses from March 31, 2023 to March 31, 2024 was primarily due to the $14.5 million of allowance for acquired Salisbury loans which included both the $5.8 million allowance for PCD loans reclassified from loans and the $8.8 million allowance for non-PCD loans recognized through the provision for loan losses.

The allowance for credit losses was 305.12% of nonperforming loans at March 31, 2024, compared to 302.05% at December 31, 2023 and 538.63% at March 31, 2023. The allowance for credit losses was 327.66% of nonaccrual loans at March 31, 2024, compared to 334.38% of nonaccrual loans at December 31, 2023 and 615.63% of nonaccrual loans at March 31, 2023. The decline in the coverage of the allowance to nonperforming and nonaccrual loans from March 31, 2023 to March 31, 2024 largely relates to one nonperforming relationship that is individually evaluated for purposes of the allowance for credit losses which had no reserve established at March 31, 2024 and December 31, 2023.

The provision for loan losses was $5.6 million for three months ended March 31, 2024, compared to $5.1 million in the prior quarter and $3.9 million for the same period in the prior year. Provision expense increased from the prior quarter due to the slowing of prepayment speeds offset by a slight decline in net charge-offs. The increase in provision expense from March 31, 2023, was driven largely due to higher net charge-offs. Net charge-offs totaled $4.7 million during the three months ended March 31, 2024, compared to net charge-offs of $5.3 million during the fourth quarter of 2023 and $3.8 million in the first quarter of 2023. Net charge-offs to average loans was 19 bps for the three months ended March 31, 2024, compared to 22 bps for the fourth quarter of 2023 and 19 bps for the three months ended March 31, 2023.

As of March 31, 2024, the unfunded commitment reserve totaled $4.7 million, compared to $5.1 million as of December 31, 2023 and $4.5 million as of March 31, 2023.

Nonperforming assets consist of nonaccrual loans, loans over 90 days past due and still accruing, troubled loans modifications, OREO and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified, commercial and commercial real estate loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$21,822	62%	$21,567	63%
Residential	10,153	29%	9,632	28%
Consumer	2,698	8%	2,566	8%
Troubled loan modifications	516	1%	448	1%
Total nonaccrual loans	$35,189	100%	$34,213	100%
Loans over 90 days past due and still accruing:
Commercial	$-	-	$1	-
Residential	227	9%	554	15%
Consumer	2,373	91%	3,106	85%
Total loans over 90 days past due and still accruing	$2,600	100%	$3,661	100%
Total nonperforming loans	$37,789		$37,874
OREO	-		-
Total nonperforming assets	$37,789		$37,874
Total nonaccrual loans to total loans	0.36%		0.35%
Total nonperforming loans to total loans	0.39%		0.39%
Total nonperforming assets to total assets	0.28%		0.28%
Total allowance for loan losses to total nonperforming loans	305.12%		302.05%
Total allowance for loan losses to nonaccrual loans	327.66%		334.38%

Total nonperforming assets were $37.8 million at March 31, 2024, compared to $37.9 million at December 31, 2023 and $18.7 million at March 31, 2023. Nonperforming loans at March 31, 2024 were $37.8 million or 0.39% of total loans, compared with $37.9 million or 0.39% of total loans at December 31, 2023 and $18.6 million or 0.23% of total loans at March 31, 2023. The increase in nonperforming assets was attributable to a diversified, multi-tenant commercial real estate development relationship that was placed into a nonaccrual status in the fourth quarter of 2023, in which NBT is a participant. The relationship is being actively managed and recent appraised values continue to support its carrying value, and as such, no specific reserve has been established. Total nonaccrual loans were $35.2 million or 0.36% of total loans at March 31, 2024, compared to $34.2 million or 0.35% of total loans at December 31, 2023 and $16.3 million or 0.20% of total loans at March 31, 2023. Past due loans as a percentage of total loans was 0.33% at March 31, 2024, up from 0.32% at December 31, 2023 and up from 0.30% at March 31, 2023.

In addition to nonperforming loans discussed above, the Company has also identified approximately $112.7 million in potential problem loans at March 31, 2024 as compared to $87.7 million at December 31, 2023 and $55.9 million at March 31, 2023. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Potential problem loans have increased to more normalized levels and the increase primarily relates to a few commercial real estate relationships reflecting changing conditions in commercial real estate markets including construction delays, rising costs and delays in leasing up spaces. The increase in potential problem loans from March 31, 2023 is primarily due to the migration of $75.7 million to substandard, partially offset by an increase of $18.9 million in nonaccrual loan balances. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loans modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $11.20 billion at March 31, 2024, up $226.3 million, or 2.1%, from December 31, 2023. As of March 31, 2024 there were $134.5 million of brokered time deposits, down from $155.2 million as of December 31, 2023. The Company continues to experience the migration from no interest and low interest checking and savings accounts into higher cost money market and time deposit instruments. The increase in deposits was primarily due to the inflow of seasonal municipal deposits during the first quarter of 2024. The Company’s composition of total deposits is diverse and granular with over 561,000 accounts with an average per account balance of $19,947 as of March 31, 2024. As of March 31, 2024 and December 31, 2023 the estimated amounts of uninsured deposits based on the same methodologies and assumptions used for the bank regulatory reporting was $4.1 billion. Total average deposits increased $1.44 billion, or 15.0%, from the same period last year. The increase in average balances was primarily due to the $1.31 billion in deposits acquired from Salisbury in the third quarter of 2023.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $267.1 million at March 31, 2024 compared to $386.7 million at December 31, 2023. Long-term debt was $29.8 million at March 31, 2024 and December 31, 2023.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month SOFR plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost of $2.2 million is being amortized on a straight-line basis into interest expense over five years. The Company repurchased $2.0 million of the subordinated notes in 2022 at a discount of $0.1 million.

Subordinated notes assumed in connection with the Salisbury acquisition included $25.0 million of 3.50% fixed-to-floating rate subordinated notes due 2031. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 3.50%, payable quarterly in arrears commencing on June 30, 2021, and a floating rate of interest equivalent to the three-month SOFR plus a spread of 2.80%, payable quarterly in arrears commencing on June 30, 2026. As of the acquisition date, the fair value discount was $3.0 million, which will be amortized into interest expense over the expected call or maturity date.

As of March 31, 2024 and December 31, 2023 the subordinated debt net of unamortized issuance costs and fair value discount was $120.1 million and $119.7 million, respectively.

Capital Resources

Stockholders’ equity of $1.44 billion represented 10.73% of total assets at March 31, 2024 compared with $1.43 billion, or 10.71% of total assets, as of December 31, 2023. Stockholders’ equity increased $15.7 million from December 31, 2023 driven by net income of $33.8 million for the three months ended March 31, 2024, partially offset by dividends declared of $15.1 million and a $3.6 million increase in accumulated other comprehensive loss due primarily to the change in the fair value of securities available for sale.

The Company purchased 1,900 shares of its common stock during the three months ended March 31, 2024 at an average price of $33.03 per share under its previously announced share repurchase program. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effect of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of March 31, 2024, there were 1,998,100 shares available for repurchase under the plan authorized on December 18, 2023, which is set to expire on December 31, 2025.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2024 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	March 31, 2024	December 31, 2023
Tier 1 leverage ratio	10.09%	9.71%
Common equity tier 1 capital ratio	11.68%	11.57%
Tier 1 capital ratio	12.61%	12.50%
Total risk-based capital ratio	14.87%	14.75%
Cash dividends as a percentage of net income	44.62%	47.05%
Per common share:
Book value	$30.57	$30.26
Tangible book value(1)	$22.07	$21.72
Tangible equity ratio(2)	7.98%	7.93%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

In March 2020, the OCC, the Board of Governors of the Federal Reserve System and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. Under the modified CECL transition provision, the regulatory capital impact of the January 1, 2020 CECL adoption date adjustment to the allowance for credit losses (after-tax) has been deferred and will phase into regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, the Company was allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020 and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020 and December 31, 2021, will also phase into regulatory capital at 25% per year commencing January 1, 2022. The Company adopted the capital transition relief over the permissible five-year period.

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

To manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. Management’s Asset Liability Committee (“ALCO”) meets monthly to review the Company’s interest rate risk position and profitability and to recommend strategies for consideration by the Board of Directors (the “Board”). Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

The Company’s Interest Rate Sensitivity has migrated to a near neutral position. In the declining rate scenario, net interest income is projected to modestly decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. In the rising rate scenarios, net interest income is near neutral, impacted by slowing prepayments speeds and increased deposit reactivity; the magnitude of potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, money market deposit accounts and time accounts. Net interest income for the next twelve months in the +200/+100/-200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% reduction in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2024 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps)	net interest income
+200	(0.15%)
+100	0.22%
-200	(0.22%)

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures and FOMC monetary policy. In response to the economic impact of the pandemic, the federal funds rate was reduced to near zero in March 2020, term interest rates fell sharply across the yield curve and the Company reduced deposit rates. Post-pandemic, inflationary pressures have resulted in a higher overall yield curve with Federal Funds increases of 425 bps in 2022 with an additional 100 bps of increases in 2023. While deposit rates increased meaningfully in 2023 and have continued to increase in 2024 in conjunction with elevated short term interest rates, there has been some moderation to the level of increase. The Company continues to focus on managing deposit expense in an environment of elevated interest rates while allowing assets to reprice upward.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At March 31, 2024, the Company’s Basic Surplus measurement was 16.2% of total assets, or $2.18 billion, as compared to the December 31, 2023 Basic Surplus of 11.6%, or $1.54 billion, and was above the Company’s minimum of 5% (calculated at $672.0 million and $665.5 million of period end total assets at March 31, 2024 and December 31, 2023, respectively) set forth in its liquidity policies.

At March 31, 2024 and December 31, 2023, FHLB advances outstanding totaled $132.7 million and $322.7 million, respectively. At March 31, 2024 and December 31, 2023, the Bank had $99.0 million and $77.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.81 billion at March 31, 2024 and $1.11 billion at December 31, 2023. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $662.9 million and $823.3 million at March 31, 2024 and December 31, 2023, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.03 billion at March 31, 2024 and $2.01 billion at December 31, 2023. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At March 31, 2024 and December 31, 2023, the Bank had the capacity to borrow $1.06 billion and $1.02 billion, respectively, from this program. The Company’s internal policies authorize borrowings up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $3.13 billion at March 31, 2024 and $2.99 billion at December 31, 2023.

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

At March 31, 2024, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their stockholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At March 31, 2024, approximately $77.1 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A. of our 2023 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plans(1)
1/1/24 - 1/31/24	-	$-	-	2,000,000
2/1/24 - 2/29/24	-	-	-	2,000,000
3/1/24 - 3/31/24	1,900	33.03	1,900	1,998,100
Total	1,900	$33.03	1,900	1,998,100

(1)
The Company purchased 1,900 shares of its common stock during the first quarter of 2024 at an average price of $33.03 per share under its previously announced share repurchase program. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of March 31, 2024, there were 1,998,100 shares available for repurchase under the plan announced on December 18, 2023, which is set to expire on December 31, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of May 2024.

NBT BANCORP INC.

By:	/s/ Scott A. Kingsley
Scott A. Kingsley
Chief Financial Officer