Form 10-Q
period 2024-06-30
NBT BANCORP INC
filed 2024-08-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024.

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

As of July 31, 2024, there were 47,171,305 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended June 30, 2024

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

AFS	available for sale
AIR	accrued interest receivable
AOCI	accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BP(S)	basis point(s)
C&I	Commercial & Industrial
CECL	current expected credit losses
CD	certificate of deposit
CME	Chicago Mercantile Exchange Clearing House
CRE	Commercial Real Estate
EPS	earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	fully taxable equivalent
GAAP	generally accepted accounting principles in the United States of America
HTM	held to maturity
LGD	loss given default
LIBOR	London Interbank Offered Rate
MMDA	money market deposit accounts
NASDAQ	The NASDAQ Stock Market LLC
NIM	net interest margin
NOW	negotiable order of withdrawal
OCC	Office of the Comptroller of the Currency
OREO	other real estate owned
PCD	purchased credit deteriorated
PD	probability of default
Salisbury	Salisbury Bancorp, Inc.
Salisbury Bank	Salisbury Bank and Trust Company
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDRs	troubled debt restructurings

ITEM 1. FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2024	2023
Assets
Cash and due from banks	$172,313	$173,811
Short-term interest-bearing accounts	35,207	31,378
Equity securities, at fair value	40,087	37,591
Securities available for sale, at fair value	1,439,445	1,430,858
Securities held to maturity (fair value $780,490 and $814,524, respectively)	878,909	905,267
Federal Reserve and Federal Home Loan Bank stock	38,314	45,861
Loans held for sale	3,183	3,371
Loans	9,854,347	9,650,713
Less allowance for loan losses	120,500	114,400
Net loans	$9,733,847	$9,536,313
Premises and equipment, net	78,713	80,675
Goodwill	361,851	361,851
Intangible assets, net	36,835	40,443
Bank owned life insurance	269,310	265,732
Other assets	413,895	395,889
Total assets	$13,501,909	$13,309,040
Liabilities
Demand (noninterest bearing)	$3,333,828	$3,413,829
Savings, NOW and money market	6,532,834	6,230,456
Time	1,404,797	1,324,709
Total deposits	$11,271,459	$10,968,994
Short-term borrowings	224,703	386,651
Long-term debt	29,721	29,796
Subordinated debt, net	120,462	119,744
Junior subordinated debt	101,196	101,196
Other liabilities	292,413	276,968
Total liabilities	$12,039,954	$11,883,349
Stockholders’ equity
Preferred stock, $0.01 par value. 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value. 100,000,000 shares authorized; 53,974,492 shares issued	540	540
Additional paid-in-capital	741,933	740,943
Retained earnings	1,058,187	1,021,831
Accumulated other comprehensive loss	(162,919)	(160,934)
Common stock in treasury, at cost, 6,809,123 and 6,864,593 shares, respectively	(175,786)	(176,689)
Total stockholders’ equity	$1,461,955	$1,425,691
Total liabilities and stockholders’ equity	$13,501,909	$13,309,040

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest, fee and dividend income
Interest and fees on loans	$136,606	$106,935	$269,752	$207,834
Securities available for sale	7,562	7,493	14,686	15,109
Securities held to maturity	5,190	4,991	10,493	10,026
Other	1,408	1,170	2,772	1,812
Total interest, fee and dividend income	$150,766	$120,589	$297,703	$234,781
Interest expense
Deposits	$46,688	$19,986	$91,027	$31,130
Short-term borrowings	2,899	8,126	6,320	13,045
Long-term debt	291	290	581	337
Subordinated debt	1,806	1,335	3,606	2,669
Junior subordinated debt	1,908	1,767	3,821	3,449
Total interest expense	$53,592	$31,504	$105,355	$50,630
Net interest income	$97,174	$89,085	$192,348	$184,151
Provision for loan losses	8,899	3,606	14,478	7,515
Net interest income after provision for loan losses	$88,275	$85,479	$177,870	$176,636
Noninterest income
Service charges on deposit accounts	$4,219	$3,733	$8,336	$7,281
Card services income	5,587	5,121	10,782	9,966
Retirement plan administration fees	14,798	11,735	29,085	23,197
Wealth management	10,173	8,227	19,870	16,314
Insurance services	3,848	3,716	8,236	7,647
Bank owned life insurance income	1,834	1,528	4,186	3,406
Net securities (losses) gains	(92)	(4,641)	2,091	(9,639)
Other	2,865	2,626	6,038	5,282
Total noninterest income	$43,232	$32,045	$88,624	$63,454
Noninterest expense
Salaries and employee benefits	$55,393	$46,834	$111,097	$94,989
Technology and data services	9,249	9,305	18,999	18,312
Occupancy	7,671	6,923	15,769	14,143
Professional fees and outside services	4,565	4,159	9,418	8,337
Office supplies and postage	1,804	1,676	3,669	3,304
FDIC assessment	1,667	1,344	3,402	2,740
Advertising	873	525	1,685	1,174
Amortization of intangible assets	2,133	458	4,301	994
Loan collection and other real estate owned, net	715	691	1,268	1,546
Acquisition expenses	-	1,189	-	1,807
Other	5,518	5,690	11,753	10,770
Total noninterest expense	$89,588	$78,794	$181,361	$158,116
Income before income tax expense	$41,919	$38,730	$85,133	$81,974
Income tax expense	9,203	8,658	18,594	18,244
Net income	$32,716	$30,072	$66,539	$63,730
Earnings per share
Basic	$0.69	$0.70	$1.41	$1.49
Diluted	$0.69	$0.70	$1.40	$1.48

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income	$32,716	$30,072	$66,539	$63,730
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$1,556	$(26,783)	$(3,736)	$(11,058)
Tax effect	(389)	6,696	934	2,765
Unrealized net holding gains (losses) arising during the period, net	$1,167	$(20,087)	$(2,802)	$(8,293)

Reclassification adjustment for net losses in net income, gross	$-	$4,450	$-	$9,450
Tax effect	-	(1,113)	-	(2,363)
Reclassification adjustment for net losses in net income, net	$-	$3,337	$-	$7,087

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$91	$109	$187	$223
Tax effect	(23)	(28)	(47)	(56)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$68	$81	$140	$167

Total securities available for sale, net	$1,235	$(16,669)	$(2,662)	$(1,039)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$1,451	$649	$1,903	$1,298
Tax effect	(363)	(162)	(476)	(325)
Amortization of prior service cost and actuarial losses, net	$1,088	$487	$1,427	$973

Increase in unrecognized actuarial loss, gross	$(1,000)	$-	$(1,000)	$-
Tax effect	250	-	250	-
Increase in unrecognized actuarial loss, net	$(750)	$-	$(750)	$-

Total pension and other benefits, net	$338	$487	$677	$973

Total other comprehensive income (loss)	$1,573	$(16,182)	$(1,985)	$(66)
Comprehensive income	$34,289	$13,890	$64,554	$63,664

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at March 31, 2024	$540	$740,792	$1,040,563	$(164,492)	$(175,988)	$1,441,415
Net income	-	-	32,716	-	-	32,716
Cash dividends - $0.32 per share	-	-	(15,092)	-	-	(15,092)
Purchase of 5,700 treasury shares	-	-	-	-	(188)	(188)
Net issuance of 16,054 shares to employee and other stock plans	-	(766)	-	-	390	(376)
Stock-based compensation	-	1,907	-	-	-	1,907
Other comprehensive income	-	-	-	1,573	-	1,573
Balance at June 30, 2024	$540	$741,933	$1,058,187	$(162,919)	$(175,786)	$1,461,955

Balance at March 31, 2023	$497	$577,952	$979,722	$(173,918)	$(172,594)	$1,211,659
Net income	-	-	30,072	-	-	30,072
Cash dividends - $0.30 per share	-	-	(12,874)	-	-	(12,874)
Purchase of 87,000 treasury shares	-	-	-	-	(2,778)	(2,778)
Net issuance of 9,432 shares to employee and other stock plans	-	(477)	-	-	226	(251)
Stock-based compensation	-	847	-	-	-	847
Other comprehensive (loss)	-	-	-	(16,182)	-	(16,182)
Balance at June 30, 2023	$497	$578,322	$996,920	$(190,100)	$(175,146)	$1,210,493

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2023	$540	$740,943	$1,021,831	$(160,934)	$(176,689)	$1,425,691
Net income	-	-	66,539	-	-	66,539
Cash dividends - $0.64 per share	-	-	(30,183)	-	-	(30,183)
Purchase of 7,600 treasury shares	-	-	-	-	(251)	(251)
Net issuance of 63,070 shares to employee and other stock plans	-	(3,201)	-	-	1,154	(2,047)
Stock-based compensation	-	4,191	-	-	-	4,191
Other comprehensive (loss)	-	-	-	(1,985)	-	(1,985)
Balance at June 30, 2024	$540	$741,933	$1,058,187	$(162,919)	$(175,786)	$1,461,955

Balance at December 31, 2022	$497	$577,853	$958,433	$(190,034)	$(173,195)	$1,173,554
Cumulative effect adjustment for ASU 2022-02 implementation as of January 1, 2023	-	-	502	-	-	502
Net income	-	-	63,730	-	-	63,730
Cash dividends - $0.60 per share	-	-	(25,745)	-	-	(25,745)
Purchase of 87,000 treasury shares	-	-	-	-	(2,778)	(2,778)
Net issuance of 55,941 shares to employee and other stock plans	-	(2,843)	-	-	827	(2,016)
Stock-based compensation	-	3,312	-	-	-	3,312
Other comprehensive (loss)	-	-	-	(66)	-	(66)
Balance at June 30, 2023	$497	$578,322	$996,920	$(190,100)	$(175,146)	$1,210,493

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Six Months Ended June 30,
(In thousands)	2024	2023
Operating activities
Net income	$66,539	$63,730
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	14,478	7,515
Depreciation and amortization of premises and equipment	5,721	5,145
Net amortization on securities	1,305	1,392
Amortization of intangible assets	4,301	994
Amortization of operating lease right-of-use assets	3,729	3,278
Excess tax benefit on stock-based compensation	(135)	(241)
Stock-based compensation expense	4,191	3,312
Bank owned life insurance income	(4,186)	(3,406)
Amortization of subordinated debt issuance costs	219	218
Proceeds from sale of loans held for sale	51,664	12,550
Originations of loans held for sale	(51,139)	(13,476)
Net gain on sale of loans held for sale	(72)	(62)
Net securities (gains) losses	(2,091)	9,639
Net change in other assets and other liabilities	(7,261)	(23,417)
Net cash provided by operating activities	$87,263	$67,171
Investing activities
Net cash used in acquisitions	$(743)	$(2,213)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	54,196	59,168
Proceeds from sales	2,284	2,550
Purchases	(66,970)	-
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	85,547	52,554
Purchases	(59,856)	(46,559)
Equity securities:
Purchases	(16)	-
Other:
Net increase in loans	(212,351)	(215,634)
Proceeds from Federal Home Loan Bank stock redemption	51,481	65,923
Purchases of Federal Reserve and Federal Home Loan Bank stock	(43,934)	(74,286)
Proceeds from settlement of bank owned life insurance	608	2,415
Purchases of premises and equipment, net	(3,804)	(2,876)
Net cash used in investing activities	$(193,558)	$(158,958)
Financing activities
Net increase in deposits	$302,465	$33,986
Net (decrease) increase in short-term borrowings	(161,948)	67,401
Proceeds from long-term debt	-	25,000
Repayments of long-term debt	(75)	(51)
Cash paid by employer for tax-withholding on stock issuance	(1,382)	(1,488)
Purchase of treasury stock	(251)	(2,778)
Cash dividends	(30,183)	(25,745)
Net cash provided by financing activities	$108,626	$96,325
Net increase in cash and cash equivalents	$2,331	$4,538
Cash and cash equivalents at beginning of period	205,189	197,350
Cash and cash equivalents at end of period	$207,520	$201,888

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)
	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$108,183	$40,751
Income taxes paid, net of refund	9,213	21,318
Noncash investing activities:
Loans transferred to other real estate owned	$74	$74
Acquisitions:
Fair value of assets acquired	$693	$150

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2024

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

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers. The Company completed the acquisition of Salisbury in August of 2023, a commercial bank with $1.46 billion in assets with 13 banking offices in northwestern Connecticut, the Hudson Valley region of New York and southwestern Massachusetts.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly-owned subsidiaries: the Bank, NBT Financial and NBT Holdings. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods in accordance with GAAP and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to the current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure, and there were none identified.

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

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2024
U.S. treasury	$143,571	$5	$(8,266)	$135,310
Federal agency	248,366	-	(34,040)	214,326
State & municipal	95,856	-	(9,854)	86,002
Mortgage-backed:
Government-sponsored enterprises	375,011	1	(45,918)	329,094
U.S. government agency securities	70,600	9	(7,371)	63,238
Collateralized mortgage obligations:
Government-sponsored enterprises	477,441	71	(49,064)	428,448
U.S. government agency securities	168,095	-	(27,055)	141,040
Corporate	48,461	-	(6,474)	41,987
Total AFS securities	$1,627,401	$86	$(188,042)	$1,439,445
As of December 31, 2023
U.S. treasury	$133,302	$-	$(8,278)	$125,024
Federal agency	248,384	-	(33,644)	214,740
State & municipal	96,251	11	(9,956)	86,306
Mortgage-backed:
Government-sponsored enterprises	399,532	7	(44,264)	355,275
U.S. government agency securities	74,281	14	(7,302)	66,993
Collateralized mortgage obligations:
Government-sponsored enterprises	452,715	15	(48,257)	404,473
U.S. government agency securities	162,171	-	(25,100)	137,071
Corporate	48,442	-	(7,466)	40,976
Total AFS securities	$1,615,078	$47	$(184,267)	$1,430,858

There was no allowance for credit losses on AFS securities as of June 30, 2024 and December 31, 2023.

During the three months ended June 30, 2024, there were no gains or losses reclassified out of AOCI and into earnings. During the three months ended June 30, 2023, there were $4.5 million of gross realized losses reclassified out of AOCI and into earnings. During the six months ended June 30, 2023, there were $4.5 million of gross realized losses reclassified out of AOCI and into earnings and the Company incurred a $5.0 million loss on the write-off of an AFS corporate debt security from a subordinated debt investment of a financial institution that failed. The $5.0 million loss was reclassified out of AOCI and into earnings in net securities gains (losses) in the unaudited interim consolidated statements of income. During the six months ended June 30, 2024, the Company sold the previously written-off security and recognized a gain of $2.3 million into earnings in net securities gains (losses) in the unaudited interim consolidated statements of income.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2024
Federal agency	$100,000	$-	$(18,048)	$81,952
Mortgage-backed:
Government-sponsored enterprises	218,862	-	(34,162)	184,700
U.S. government agency securities	16,733	1	(734)	16,000
Collateralized mortgage obligations:
Government-sponsored enterprises	177,833	-	(13,515)	164,318
U.S. government agency securities	62,490	-	(11,533)	50,957
State & municipal	302,991	77	(20,505)	282,563
Total HTM securities	$878,909	$78	$(98,497)	$780,490
As of December 31, 2023
Federal agency	$100,000	$-	$(17,784)	$82,216
Mortgage-backed:
Government-sponsored enterprises	228,720	-	(31,613)	197,107
U.S. government agency securities	17,086	3	(566)	16,523
Collateralized mortgage obligations:
Government-sponsored enterprises	187,457	57	(12,021)	175,493
U.S. government agency securities	63,878	-	(10,908)	52,970
State & municipal	308,126	211	(18,122)	290,215
Total HTM securities	$905,267	$271	$(91,014)	$814,524

At June 30, 2024 and December 31, 2023, all of the mortgage-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities.

The Company recorded no gains from calls on HTM securities for the three and six months ended June 30, 2024 and 2023.

AFS and HTM securities with amortized costs totaling $2.04 billion at June 30, 2024 and $2.03 billion at December 31, 2023, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at June 30, 2024 and December 31, 2023, AFS and HTM securities with an amortized cost totaling $198.9 million and $177.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Three Months Ended June 30,
(In thousands)	2024	2023
Net (losses) recognized on equity securities	$(92)	$(191)
Less: Net (losses) recognized on equity securities sold during the period	-	-
Unrealized (losses) recognized on equity securities still held	$(92)	$(191)

	Six Months Ended June 30,
(In thousands)	2024	2023
Net (losses) recognized on equity securities	$(193)	$(189)
Less: Net (losses) recognized on equity securities sold during the period	-	-
Unrealized (losses) recognized on equity securities still held	$(193)	$(189)

As of June 30, 2024 and December 31, 2023, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no credit concerns as of June 30, 2024 and 2023. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and six months ended June 30, 2024 and 2023.

The following table sets forth information with regard to contractual maturities of debt securities at June 30, 2024:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$56,084	$55,606
From one to five years	579,028	521,402
From five to ten years	305,590	269,587
After ten years	686,699	592,850
Total AFS debt securities	$1,627,401	$1,439,445
HTM debt securities:
Within one year	$102,069	$101,871
From one to five years	120,724	114,731
From five to ten years	244,994	212,360
After ten years	411,122	351,528
Total HTM debt securities	$878,909	$780,490

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2024 and December 31, 2023.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of June 30, 2024
AFS securities:
U.S. treasury	$4,976	$(6)	1	$115,324	$(8,260)	7	$120,300	$(8,266)	8
Federal agency	-	-	-	214,326	(34,040)	16	214,326	(34,040)	16
State & municipal	758	(7)	1	85,244	(9,847)	66	86,002	(9,854)	67
Mortgage-backed	284	(3)	6	391,446	(53,286)	157	391,730	(53,289)	163
Collateralized mortgage obligations	26,485	(118)	3	510,558	(76,001)	120	537,043	(76,119)	123
Corporate	1,448	(22)	1	40,539	(6,452)	14	41,987	(6,474)	15
Total securities with unrealized losses	$33,951	$(156)	12	$1,357,437	$(187,886)	380	$1,391,388	$(188,042)	392
HTM securities:
Federal agency	$-	$-	-	$81,952	$(18,048)	4	$81,952	$(18,048)	4
Mortgage-backed	-	-	-	200,630	(34,896)	34	200,630	(34,896)	34
Collateralized mortgage obligation	7,822	(84)	1	207,453	(24,964)	52	215,275	(25,048)	53
State & municipal	6,557	(83)	6	178,192	(20,422)	203	184,749	(20,505)	209
Total securities with unrealized losses	$14,379	$(167)	7	$668,227	$(98,330)	293	$682,606	$(98,497)	300

As of December 31, 2023
AFS securities:
U.S. treasury	$-	$-	-	$125,024	$(8,278)	8	$125,024	$(8,278)	8
Federal agency	-	-	-	214,740	(33,644)	16	214,740	(33,644)	16
State & municipal	-	-	-	85,528	(9,956)	66	85,528	(9,956)	66
Mortgage-backed	53	(1)	7	421,259	(51,565)	156	421,312	(51,566)	163
Collateralized mortgage obligations	1,333	(6)	2	536,678	(73,351)	118	538,011	(73,357)	120
Corporate	1,379	(75)	1	39,597	(7,391)	14	40,976	(7,466)	15
Total securities with unrealized losses	$2,765	$(82)	10	$1,422,826	$(184,185)	378	$1,425,591	$(184,267)	388
HTM securities:
Federal agency	$-	$-	-	$82,216	$(17,784)	4	$82,216	$(17,784)	4
Mortgage-backed	12,221	(365)	1	201,320	(31,814)	33	213,541	(32,179)	34
Collateralized mortgage obligations	-	-	-	219,820	(22,929)	54	219,820	(22,929)	54
State & municipal	14,422	(127)	21	171,904	(17,995)	189	186,326	(18,122)	210
Total securities with unrealized losses	$26,643	$(492)	22	$675,260	$(90,522)	280	$701,903	$(91,014)	302

The Company does not believe the AFS securities that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, which consisted of 392 and 388 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of June 30, 2024 and December 31, 2023, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk- free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude AIR from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $4.0 million at June 30, 2024 and $3.9 million at December 31, 2023, and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of June 30, 2024 and December 31, 2023. There was no accrued interest reversed against interest income for the three and six months ended June 30, 2024 or the year ended December 31, 2023 as all securities remained in accrual status. In addition, there were no collateral-dependent HTM debt securities as of June 30, 2024 and December 31, 2023. There was no allowance for credit losses on HTM securities as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, 66% of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free,” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2024 and December 31, 2023. The remaining HTM debt securities at June 30, 2024 and December 31, 2023 were comprised of state and municipal obligations with bond ratings of A to AAA. Utilizing the CECL methodology , the Company determined that the expected credit loss on its HTM municipal bond portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2024 and December 31, 2023. AIR on HTM debt securities totaled $4.2 million at June 30, 2024 and $4.7 million at December 31, 2023 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.
5.	Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

(In thousands)	June 30, 2024	December 31, 2023
Commercial & industrial	$1,397,935	$1,354,248
Commercial real estate	3,784,214	3,626,910
Residential real estate	2,134,875	2,125,804
Home equity	326,556	337,214
Indirect auto	1,225,786	1,130,132
Residential solar	861,883	917,755
Other consumer	123,098	158,650
Total loans	$9,854,347	$9,650,713

Included in the above loans are net deferred loan origination (fees) costs totaling $80.9 million and $98.2 million at June 30, 2024 and December 31, 2023, respectively.

6.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $120.5 million at June 30, 2024, compared to $114.4 million at December 31, 2023. The allowance for credit losses as a percentage of loans was 1.22% at June 30, 2024, compared to 1.19% at December 31, 2023.

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

The quantitative model as of June 30, 2024 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At June 30, 2024, the weightings were 80% and 20% for the baseline and downside economic forecasts, respectively. The baseline outlook reflects an economic environment where the Northeast unemployment rate increases slightly from 4.0% to 4.1% during the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the third quarter of 2024 at approximately 3.7% and increase slightly to 3.8% before the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with two 25 basis point cuts at the September and December meetings, the economy remaining at full employment, and continued tapering of the Federal Reserve balance sheet. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.0% in the second quarter of 2024 to a peak of 7.2% in the fourth quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2024. Additional adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation, and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth, and policy exceptions was also conducted.

The methodology for prepayment assumptions was revised during the second quarter of 2024 from a static, current rate experience approach to one that includes both current experience and long-term average behavior. The change to the methodology increased the allowance for loan losses by approximately 3% as of June 30, 2024. The longer-average effective life portfolios such as the residential mortgage and residential solar segments experienced a greater impact resulting from the change in methodology. The change in prepayment methodology provided an improved estimate of expected prepayments, particularly for the longer-lived portfolios.

The quantitative model as of March 31, 2024 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At March 31, 2024, the weightings were 70% and 30% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected an economic environment where the unemployment rate increases slightly from 3.8% to 4.1% during the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the second quarter of 2024 at approximately 3.3% and decrease to 2.8% before increasing to 3.4% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with three 25 basis point cuts at the June, September, and December meetings, the economy remaining at full employment, and continued tapering of the Federal Reserve balance sheet. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, national unemployment rises from 3.8% in the first quarter of 2024 to a peak of 7.7% in the second quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2024. Additional adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation, and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth, and policy exceptions was also conducted.

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

There were no loans purchased with credit deterioration during the six months ended June 30, 2024. There were $219.5 million of PCD loans acquired from Salisbury during the year ended December 31, 2023, which resulted in an allowance for credit losses at acquisition of $5.8 million. During the six months ended June 30, 2024, the Company purchased $0.4 million of residential loans at a 7.0% premium with a $4 thousand allowance for credit losses recorded for these loans. During 2023, the Company purchased $3.8 million of residential loans at a 7.0% premium with a $31 thousand allowance for credit losses recorded for these loans.

The Company made a policy election to report AIR in the other assets line item on the consolidated balance sheets. AIR on loans totaled $36.0 million at June 30, 2024 and $34.1 million at December 31, 2023 and there was no estimated allowance for credit losses related to AIR as of June 30, 2024 and December 31, 2023 as it is excluded from amortized cost.

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

The following tables present the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of March 31, 2024	$44,472	$47,419	$23,409	$115,300
Charge-offs	(299)	(5,328)	-	(5,627)
Recoveries	292	1,559	77	1,928
Provision	2,243	4,268	2,388	8,899
Ending balance as of June 30, 2024	$46,708	$47,918	$25,874	$120,500

Balance as of March 31, 2023	$36,040	$48,820	$15,390	$100,250
Charge-offs	(207)	(4,837)	(105)	(5,149)
Recoveries	97	1,441	155	1,693
Provision	1,033	2,459	114	3,606
Ending balance as of June 30, 2023	$36,963	$47,883	$15,554	$100,400

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2023	$45,903	$46,427	$22,070	$114,400
Charge-offs	(1,284)	(10,909)	(114)	(12,307)
Recoveries	490	3,210	229	3,929
Provision	1,599	9,190	3,689	14,478
Ending balance as of June 30, 2024	$46,708	$47,918	$25,874	$120,500

Balance as of January 1, 2023 (after adoption of ASU 2022-02)	$34,662	$50,951	$14,539	$100,152
Charge-offs	(376)	(10,179)	(444)	(10,999)
Recoveries	638	2,818	276	3,732
Provision	2,039	4,293	1,183	7,515
Ending balance as of June 30, 2023	$36,963	$47,883	$15,554	$100,400

The allowance for credit losses as of June 30, 2024 increased compared to the allowance estimates as of December 31, 2023 and March 31, 2024 primarily due to providing for the second quarter’s loan growth, the slowing of prepayment speed assumptions, including the changes in prepayment model assumptions and an additional specific reserve established relating to a commercial relationship individually evaluated for credit loss, partly offset by a change in forecast scenario weightings from 70% baseline and 30% downside to 80% baseline and 20% downside. The increase in the allowance for credit losses from June 30, 2023 to June 30, 2024 was primarily due to providing for loan growth, slowing of prepayment speed assumptions and the recording of $14.5 million of allowance for acquired Salisbury loans as of the acquisition date, which included both the $8.8 million of non-PCD allowance recognized through the provision for loan losses and the $5.8 million of PCD allowance reclassified from loans.

Individually Evaluated Loans

The threshold for evaluating classified, commercial and commercial real estate loans risk graded substandard or doubtful, and nonperforming loans individually evaluated for credit loss is $1.0 million. As of June 30, 2024, there were two relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $17.1 million, with $1.7 million of allowance for credit loss. As of December 31, 2023, the same two relationships were identified to be evaluated for loss on an individual basis which had an amortized cost basis of $17.3 million, with no allowance for credit loss. As of June 30, 2024 and December 31, 2023, there were $1.8 million and $17.3 million, respectively, of loans in nonaccrual status that were individually evaluated for expected credit loss without an allowance for credit losses.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of June 30, 2024
Commercial loans:
C&I	$929	$1,149	$12	$2,090	$2,586	$1,454,003	$1,458,679
CRE	790	238	-	1,028	18,357	3,534,517	3,553,902
Total commercial loans	$1,719	$1,387	$12	$3,118	$20,943	$4,988,520	$5,012,581
Consumer loans:
Auto	$9,653	$1,735	$995	$12,383	$2,079	$1,179,800	$1,194,262
Residential solar	4,038	1,356	1,043	6,437	122	855,324	861,883
Other consumer	1,523	960	787	3,270	259	134,602	138,131
Total consumer loans	$15,214	$4,051	$2,825	$22,090	$2,460	$2,169,726	$2,194,276
Residential	$3,312	$903	$496	$4,711	$11,352	$2,631,427	$2,647,490
Total loans	$20,245	$6,341	$3,333	$29,919	$34,755	$9,789,673	$9,854,347

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2023
Commercial loans:
C&I	$414	$33	$1	$448	$3,441	$1,393,616	$1,397,505
CRE	803	835	-	1,638	18,126	3,413,984	3,433,748
Total commercial loans	$1,217	$868	$1	$2,086	$21,567	$4,807,600	$4,831,253
Consumer loans:
Auto	$10,115	$2,011	$1,067	$13,193	$2,106	$1,084,143	$1,099,442
Residential solar	3,074	1,301	915	5,290	245	912,220	917,755
Other consumer	2,343	1,811	1,124	5,278	215	164,867	170,360
Total consumer loans	$15,532	$5,123	$3,106	$23,761	$2,566	$2,161,230	$2,187,557
Residential	$3,836	$399	$554	$4,789	$10,080	$2,617,034	$2,631,903
Total loans	$20,585	$6,390	$3,661	$30,636	$34,213	$9,585,864	$9,650,713

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

The following tables illustrate the Company’s credit quality by loan class by vintage and includes gross charge-offs by loan class by vintage. Included in other consumer gross charge-offs for the six months ended June 30, 2024, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2023 originations and $0.2 million in overdrawn deposit accounts reported as 2024 originations. Included in other consumer gross charge-offs for the year ended December 31, 2023, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2022 originations and $0.8 million in overdrawn deposit accounts reported as 2023 originations.

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2024
C&I
By internally assigned grade:
Pass	$149,845	$199,272	$219,561	$207,165	$136,993	$115,577	$338,577	$13,847	$1,380,837
Special mention	557	4,909	5,531	434	4,003	1,892	25,194	370	42,890
Substandard	332	3,800	2,295	1,631	250	5,997	20,381	137	34,823
Doubtful	-	99	1	19	-	10	-	-	129
Total C&I	$150,734	$208,080	$227,388	$209,249	$141,246	$123,476	$384,152	$14,354	$1,458,679
Current-period gross charge-offs	$-	$(58)	$(915)	$(4)	$-	$(307)	$-	$-	$(1,284)
CRE
By internally assigned grade:
Pass	$231,892	$358,866	$492,938	$523,952	$432,230	$975,497	$311,534	$54,559	$3,381,468
Special mention	947	9,375	10,017	7,754	4,035	31,354	4,288	-	67,770
Substandard	-	2,163	18,890	17,926	3,290	61,121	1,274	-	104,664
Total CRE	$232,839	$370,404	$521,845	$549,632	$439,555	$1,067,972	$317,096	$54,559	$3,553,902
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Auto
By payment activity:
Performing	$318,277	$392,472	$299,349	$120,481	$29,789	$30,820	$-	$-	$1,191,188
Nonperforming	151	1,004	847	732	158	182	-	-	3,074
Total auto	$318,428	$393,476	$300,196	$121,213	$29,947	$31,002	$-	$-	$1,194,262
Current-period gross charge-offs	$(21)	$(591)	$(913)	$(499)	$(35)	$(225)	$-	$-	$(2,284)
Residential solar
By payment activity:
Performing	$1,803	$132,249	$413,160	$173,286	$61,333	$78,887	$-	$-	$860,718
Nonperforming	-	123	742	160	60	80	-	-	1,165
Total residential solar	$1,803	$132,372	$413,902	$173,446	$61,393	$78,967	$-	$-	$861,883
Current-period gross charge-offs	$-	$(143)	$(2,036)	$(251)	$(34)	$(492)	$-	$-	$(2,956)
Other consumer
By payment activity:
Performing	$10,904	$9,020	$18,664	$39,443	$15,264	$21,743	$22,044	$3	$137,085
Nonperforming	-	12	127	422	167	297	13	8	1,046
Total other consumer	$10,904	$9,032	$18,791	$39,865	$15,431	$22,040	$22,057	$11	$138,131
Current-period gross charge-offs	$(191)	$(270)	$(1,383)	$(2,749)	$(574)	$(502)	$-	$-	$(5,669)
Residential
By payment activity:
Performing	$86,396	$250,760	$335,011	$442,457	$258,291	$989,436	$253,709	$19,582	$2,635,642
Nonperforming	-	832	866	1,923	293	7,905	29	-	11,848
Total residential	$86,396	$251,592	$335,877	$444,380	$258,584	$997,341	$253,738	$19,582	$2,647,490
Current-period gross charge-offs	$-	$-	$-	$-	$-	$(114)	$-	$-	$(114)
Total loans	$801,104	$1,364,956	$1,817,999	$1,537,785	$946,156	$2,320,798	$977,043	$88,506	$9,854,347
Current-period gross charge-offs	$(212)	$(1,062)	$(5,247)	$(3,503)	$(643)	$(1,640)	$-	$-	$(12,307)

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
C&I
By internally assigned grade:
Pass	$229,249	$270,796	$241,993	$158,051	$74,469	$63,826	$299,248	$2,923	$1,340,555
Special mention	420	1,672	277	3,524	87	1,854	19,489	-	27,323
Substandard	1,496	2,461	1,609	282	2,266	5,632	14,266	1,607	29,619
Doubtful	-	1	2	-	4	1	-	-	8
Total C&I	$231,165	$274,930	$243,881	$161,857	$76,826	$71,313	$333,003	$4,530	$1,397,505
Current-period gross charge-offs	$(24)	$(3,021)	$(5)	$(86)	$-	$(600)	$-	$-	$(3,736)
CRE
By internally assigned grade:
Pass	$353,161	$518,201	$561,897	$452,110	$327,804	$739,189	$294,039	$33,705	$3,280,106
Special mention	3,577	4,472	10,711	7,055	9,967	39,460	2,970	-	78,212
Substandard	370	731	21,807	1,146	2,996	37,418	10,962	-	75,430
Total CRE	$357,108	$523,404	$594,415	$460,311	$340,767	$816,067	$307,971	$33,705	$3,433,748
Current-period gross charge-offs	$-	$-	$-	$-	$(114)	$(304)	$-	$-	$(418)
Auto
By payment activity:
Performing	$474,369	$363,516	$157,251	$42,644	$45,406	$13,071	$12	$-	$1,096,269
Nonperforming	532	1,241	830	190	306	74	-	-	3,173
Total auto	$474,901	$364,757	$158,081	$42,834	$45,712	$13,145	$12	$-	$1,099,442
Current-period gross charge-offs	$(102)	$(1,183)	$(1,066)	$(340)	$(301)	$(295)	$-	$-	$(3,287)
Residential solar
By payment activity:
Performing	$155,425	$430,855	$178,839	$65,382	$46,554	$39,540	$-	$-	$916,595
Nonperforming	-	837	205	18	47	53	-	-	1,160
Total residential solar	$155,425	$431,692	$179,044	$65,400	$46,601	$39,593	$-	$-	$917,755
Current-period gross charge-offs	$(150)	$(1,930)	$(923)	$(45)	$(558)	$(345)	$-	$-	$(3,951)
Other consumer
By payment activity:
Performing	$13,089	$27,394	$57,876	$21,087	$14,548	$15,964	$19,042	$21	$169,021
Nonperforming	-	244	685	144	56	161	4	45	1,339
Total other consumer	$13,089	$27,638	$58,561	$21,231	$14,604	$16,125	$19,046	$66	$170,360
Current-period gross charge-offs	$(885)	$(3,744)	$(7,511)	$(1,329)	$(832)	$(568)	$-	$-	$(14,869)
Residential
By payment activity:
Performing	$212,799	$366,860	$453,206	$267,845	$167,860	$876,563	$260,836	$15,300	$2,621,269
Nonperforming	134	430	1,121	385	591	7,460	-	513	10,634
Total residential	$212,933	$367,290	$454,327	$268,230	$168,451	$884,023	$260,836	$15,813	$2,631,903
Current-period gross charge-offs	$-	$-	$(81)	$(30)	$-	$(406)	$-	$-	$(517)
Total loans	$1,444,621	$1,989,711	$1,688,309	$1,019,863	$692,961	$1,840,266	$920,868	$54,114	$9,650,713
Current-period gross charge-offs	$(1,161)	$(9,878)	$(9,586)	$(1,830)	$(1,805)	$(2,518)	$-	$-	$(26,778)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for losses on unfunded commitments totaled $4.3 million as of June 30, 2024, compared to $5.1 million as of December 31, 2023.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended June 30, 2024
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$184	0.007%	$30	0.001%
Total	$184		$30

	Three Months Ended June 30, 2023
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$199	0.009%	$171	0.008%
Total	$199		$171

	Six Months Ended June 30, 2024
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$478	0.018%	$30	0.001%
Total	$478		$30

	Six Months Ended June 30, 2023
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$242	0.011%	$171	0.008%
Total	$242		$171

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulties:

Three Months Ended June 30, 2024
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 5.3 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of one percent

Three Months Ended June 30, 2023
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 10 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of three and a half percent

Six Months Ended June 30, 2024
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 6.3 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of one percent

Six Months Ended June 30, 2023
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 14 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of three and a half percent

The following table depicts the financing receivables that had a payment default that were modified to borrowers experiencing financial difficulty in the previous 12 months:

Three and Six Months Ended
June 30, 2024
(In thousands)	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
Term Extension
Residential	$171
Total	$171

There were no financing receivables that had a payment default during the three and six months ended June 30, 2023, that were modified to borrowers experiencing financial difficulty that were modified in the twelve months prior to that default.

The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of June 30, 2024
Residential	$567	$120	$-	$78
Total	$567	$120	$-	$78

7.	Short-Term Borrowings

In addition to the liquidity provided by balance sheet cash flows, liquidity must also be supplemented with additional sources such as credit lines from correspondent banks as well as borrowings from the FHLB and the Federal Reserve Bank. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements and brokered CD accounts.

Information related to short-term borrowings is summarized as follows:

(In thousands)	June 30, 2024	December 31, 2023
Federal funds purchased	$15,000	$-
Securities sold under repurchase agreements	95,703	93,651
Other short-term borrowings	114,000	293,000
Total short-term borrowings	$224,703	$386,651

See Note 4 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

8.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at June 30, 2024. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the Pension Benefits and Other Benefits plans during the three and six months ended June 30, 2024 and 2023.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Components of net periodic cost (benefit):
Service cost	$513	$482	$1	$1
Interest cost	1,006	1,010	55	56
Expected return on plan assets	(1,982)	(1,853)	-	-
Net amortization	1,452	670	(1)	(21)
Total net periodic cost (benefit)	$989	$309	$55	$36

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Components of net periodic cost (benefit):
Service cost	$1,027	$964	$2	$2
Interest cost	2,011	2,020	110	112
Expected return on plan assets	(3,965)	(3,706)	-	-
Net amortization	1,905	1,340	(2)	(42)
Total net periodic cost (benefit)	$978	$618	$110	$72

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended June 30,
(In thousands, except per share data)	2024	2023
Basic EPS:
Weighted average common shares outstanding	47,158	42,905
Net income available to common stockholders	$32,716	$30,072
Basic EPS	$0.69	$0.70

Diluted EPS:
Weighted average common shares outstanding	47,158	42,905
Dilutive effect of common stock options and restricted stock	225	221
Weighted average common shares and common share equivalents	47,383	43,126
Net income available to common stockholders	$32,716	$30,072
Diluted EPS	$0.69	$0.70

Anti-dilutive stock options and restricted stock outstanding	2	61

	Six Months Ended June 30,
(In thousands, except per share data)	2024	2023
Basic EPS:
Weighted average common shares outstanding	47,153	42,900
Net income available to common stockholders	$66,539	$63,730
Basic EPS	$1.41	$1.49

Diluted EPS:
Weighted average common shares outstanding	47,153	42,900
Dilutive effect of common stock options and restricted stock	228	229
Weighted average common shares and common share equivalents	47,381	43,129
Net income available to common stockholders	$66,539	$63,730
Diluted EPS	$1.40	$1.48

Anti-dilutive stock options and restricted stock outstanding	2	24

10.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	June 30, 2024	June 30, 2023
AFS securities:
Losses on AFS securities	$-	$4,450	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	91	109	Interest income
Tax effect	$(23)	$(1,141)	Income tax (benefit)
Net of tax	$68	$3,418

Pension and other benefits:
Amortization of net losses	$1,454	$640	Other noninterest expense
Amortization of prior service costs	(3)	9	Other noninterest expense
Tax effect	$(363)	$(162)	Income tax (benefit)
Net of tax	$1,088	$487

Total reclassifications, net of tax	$1,156	$3,905

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line item in the Consolidated Statements of Comprehensive Income (Loss)
	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023
AFS securities:
Losses on AFS securities	$-	$9,450	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	187	223	Interest income
Tax effect	$(47)	$(2,419)	Income tax (benefit)
Net of tax	$140	$7,254

Pension and other benefits:
Amortization of net losses	$1,908	$1,280	Other noninterest expense
Amortization of prior service costs	(5)	18	Other noninterest expense
Tax effect	$(476)	$(325)	Income tax (benefit)
Net of tax	$1,427	$973

Total reclassifications, net of tax	$1,567	$8,227

11.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate risk, primarily by managing the amount, sources and duration of its assets and liabilities and through the use of derivative instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. Generally, the Company may use derivative financial instruments to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments. Currently, the Company has interest rate derivatives resulting from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated as hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated as hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheets at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statements of income.

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

As of June 30, 2024 and December 31, 2023, the Company had sixteen and twelve risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of June 30, 2024
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,402,621	Other assets	$115,638	$1,402,621	Other liabilities	$115,662
Risk participation agreements	91,453	Other assets	89	14,994	Other liabilities	2
Total derivatives not designated as hedging instruments			$115,727			$115,664
Netting adjustments(1)			24,541			-
Net derivatives in the balance sheet			$91,186			$115,664
Derivatives not offset on the balance sheet			$2,519			$2,519
Cash collateral(2)			-			-
Net derivative amounts			$88,667			$113,145
As of December 31, 2023
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,303,711	Other assets	$95,972	$1,303,711	Other liabilities	$95,869
Risk participation agreements	62,112	Other assets	19	16,146	Other liabilities	6
Total derivatives not designated as hedging instruments			$95,991			$95,875
Netting adjustments(1)			20,849			-
Net derivatives in the balance sheet			$75,142			$95,875
Derivatives not offset on the balance sheet			$2,930			$2,930
Cash collateral(2)			-			-
Net derivative amounts			$72,212			$92,945
(1)
Netting adjustments represents the amounts recorded to convert derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance on the settle to market rules for cleared derivatives. The CME legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral.

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

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Increase (decrease) in other income	$11	$(7)	$86	$-

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	June 30, 2024
Assets:
AFS securities:
U.S. treasury	$135,310	$-	$-	$135,310
Federal agency	-	214,326	-	214,326
State & municipal	-	86,002	-	86,002
Mortgage-backed	-	392,332	-	392,332
Collateralized mortgage obligations	-	569,488	-	569,488
Corporate	-	41,987	-	41,987
Total AFS securities	$135,310	$1,304,135	$-	$1,439,445
Equity securities	39,087	1,000	-	40,087
Derivatives	-	91,186	-	91,186
Total	$174,397	$1,396,321	$-	$1,570,718
Liabilities:
Derivatives	$-	$115,664	$-	$115,664
Total	$-	$115,664	$-	$115,664

(In thousands)	Level 1	Level 2	Level 3	December 31, 2023
Assets:
AFS securities:
U.S. treasury	$125,024	$-	$-	$125,024
Federal agency	-	214,740	-	214,740
State & municipal	-	86,306	-	86,306
Mortgage-backed	-	422,268	-	422,268
Collateralized mortgage obligations	-	541,544	-	541,544
Corporate	-	40,976	-	40,976
Total AFS securities	$125,024	$1,305,834	$-	$1,430,858
Equity securities	36,591	1,000	-	37,591
Derivatives	-	75,142	-	75,142
Total	$161,615	$1,381,976	$-	$1,543,591
Liabilities:
Derivatives	$-	$95,875	$-	$95,875
Total	$-	$95,875	$-	$95,875

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. Loans with fair value of $1.7 million as of June 30, 2024 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. There were no loans individually evaluated for expected credit losses where the amortized cost was adjusted to fair value as of December 31, 2023. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		June 30, 2024		December 31, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$878,909	$780,490	$905,267	$814,524
Net loans	3	9,737,030	9,366,639	9,539,684	9,216,162
Financial liabilities:
Time deposits	2	$1,404,797	$1,384,422	$1,324,709	$1,285,999
Long-term debt	2	29,721	29,531	29,796	29,416
Subordinated debt	1	120,880	113,768	120,380	113,757
Junior subordinated debt	2	101,196	103,563	101,196	102,337

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $2.68 billion at June 30, 2024 and $2.25 billion at December 31, 2023.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $42.6 million at June 30, 2024 and $44.7 million at December 31, 2023. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s standby letters of credit was not significant.

NBT BANCORP INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023 for an understanding of the following discussion and analysis. Operating results for the three and six months ended periods ending June 30, 2024 are not necessarily indicative of the results of the full year ending December 31, 2024 or any future period.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions, including actual or potential stress in the banking industry, and the impact they may have on the Company and its customers, and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the FRB; (5) inflation, interest rates, securities market and monetary fluctuations; (6) political instability; (7) acts of war, including international military conflicts, or terrorism; (8) the timely development and acceptance of new products and services and the perceived overall value of these products and services by users; (9) changes in consumer spending, borrowing and saving habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisition and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, and the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the FASB and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

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

Allowance for Credit Losses and Unfunded Commitments

The allowance for credit losses consists of the allowance for credit losses and the allowance for losses on unfunded commitments. The measurement of CECL on financial instruments requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. The allowance for credit losses for loans, as reported in our consolidated statements of financial condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. The allowance for losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws.

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. The impact of utilizing the CECL methodology to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of June 30, 2024, the quantitative model incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At June 30, 2024, the weightings were 80% and 20% for the baseline and downside economic forecasts, respectively. The baseline outlook reflects an economic environment where the Northeast unemployment rate increases slightly from 4.0% to 4.1% during the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the third quarter of 2024 at approximately 3.7% and increase slightly to 3.8% before the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with two 25 basis point cuts at the September and December meetings, the economy remaining at full employment, and continued tapering of the Federal Reserve balance sheet. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.0% in the second quarter of 2024 to a peak of 7.2% in the fourth quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2024. All else held equal, the changes in the weightings of our forecasted scenarios would impact the amount of estimated allowance for credit losses through changes in the quantitative reserve and scenario-specific qualitative adjustments. To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of June 30, 2024, the Company attributed the change in scenario weightings to the change in the allowance for credit losses, with a 10% decrease to the downside scenario and a 10% increase to the baseline scenario causing a 4% decrease in the overall estimated allowance for credit losses. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of June 30, 2024, the Company increased the downside scenario to 100% which resulted in a 29% increase in the overall estimated allowance for credit losses.

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

Executive Summary

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to, net income and EPS, return on average assets and equity, NIM, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.

Net income for the three months ended June 30, 2024 was $32.7 million, up $2.6 million from the second quarter of 2023 and down $1.1 million from the first quarter of 2024. Diluted earnings per share were $0.69 for the three months ended June 30, 2024, down $0.01 from the second quarter of 2023 and down $0.02 from the first quarter of 2024. Net income for the six months ended June 30, 2024 was $66.5 million, or $1.40 per diluted common share, up $2.8 million from $63.7 million, or $1.48 per diluted common share for the six months ended June 30, 2023.

Operating net income(1), a non-GAAP measure, which excludes acquisition expenses and securities gains (losses), net of tax, was $32.8 million, or $0.69 per diluted common share, for the three months ended June 30, 2024, compared to $0.80 per diluted common share for the second quarter of 2023 and $0.68 per diluted common share for the first quarter of 2024. Operating net income(1), for the six months ended June 30, 2024, was $64.9 million, or $1.37 per diluted common share, down $7.7 million from $72.6 million, or $1.68 per diluted common share for the six months ended June 30, 2023.

In the first quarter of 2023, the Company incurred a $5.0 million securities loss on the write-off of an AFS subordinated debt investment of a failed financial institution. In the first quarter of 2024, the Company sold the previously written-off subordinated debt security and recognized a gain of $2.3 million. In the second quarter 2023, the Company incurred a $4.5 million securities loss on the sale of two subordinated debt securities held in the AFS portfolio.

The Company completed the acquisition of Salisbury in August of 2023, a commercial bank with $1.46 billion in assets with 13 banking offices in northwestern Connecticut, the Hudson Valley region of New York and southwestern Massachusetts. The Company incurred acquisition expenses related to the merger with Salisbury of $1.2 million in the second quarter of 2023 and $1.8 million in the six months ended June 30, 2023.

The following information should be considered in connection with the Company’s results for the three and six months ended June 30, 2024:

●
Net interest income for the three months ended June 30, 2024 was $97.2 million, up $8.1 million, or 9.1%, from the second quarter of 2023 and up $2.0 million, or 2.1%, from the first quarter of 2024. Net interest income for the six months ended June 30, 2024 was $192.3 million, up $8.2 million, or 4.5%, from the same period in 2023.

●
The Company recorded a provision for loan losses of $8.9 million for the three months ended June 30, 2024, compared to $3.6 million in the second quarter of 2023 and $5.6 million in the first quarter of 2024. Provision for loan losses was $14.5 million for the six months ended June 30, 2024 up $7.0 million from the same period in 2023.

●
Excluding securities (losses) gains, noninterest income represented 31% of total revenues and was $43.3 million for the three months ended June 30, 2024, up $6.6 million, or 18.1%, from the second quarter of 2023 and up $0.1 million, or 0.3%, from the first quarter of 2024. Excluding securities (losses) gains, noninterest income was $86.5 million for the six months ended June 30, 2024 up $13.4 million for the same period in 2023.

●
Noninterest expense, excluding acquisition expenses, was up $12.0 million, or 15.4%, from the second quarter of 2023 and was down $2.2 million, or 2.4%, from the first quarter of 2024. Noninterest expense, excluding acquisition expenses, was up $25.1 million, or 16.0%, for the same period in 2023.

●	Period end total loans were $9.85 billion, up $203.6 million, or 4.2% annualized, from December 31, 2023.
●	Credit quality metrics including net charge-offs to average loans were 0.15%, annualized, and allowance for loan losses to total loans was 1.22%.
●	Period end total deposits were $11.27 billion, up $302.5 million, or 2.8%, from December 31, 2023.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Results of Operations

The following table sets forth certain financial highlights:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Performance:
Diluted earnings per share	$0.69	$0.71	$0.70	$1.40	$1.48
Return on average assets(2)	0.98%	1.02%	1.02%	1.00%	1.09%
Return on average equity(2)	9.12%	9.52%	9.91%	9.32%	10.68%
Return on average tangible common equity(2)	13.23%	13.87%	13.13%	13.55%	14.20%
Net interest margin, (FTE)(2)	3.18%	3.14%	3.27%	3.16%	3.41%
Capital:
Equity to assets	10.83%	10.73%	10.18%	10.83%	10.18%
Tangible equity ratio	8.11%	7.98%	7.95%	8.11%	7.95%
Book value per share	$31.00	$30.57	$28.26	$31.00	$28.26
Tangible book value per share	$22.54	$22.07	$21.55	$22.54	$21.55
Leverage ratio	10.16%	10.09%	10.51%	10.16%	10.51%
Common equity tier 1 capital ratio	11.70%	11.68%	12.29%	11.70%	12.29%
Tier 1 capital ratio	12.61%	12.61%	13.35%	12.61%	13.35%
Total risk-based capital ratio	14.88%	14.87%	15.50%	14.88%	15.50%

The following table provides non-GAAP reconciliations:

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Return on average tangible common equity:
Net income	$32,716	$33,823	$30,072	$66,539	$63,730
Amortization of intangible assets (net of tax)	1,600	1,626	344	3,226	746
Net income, excluding intangible amortization	$34,316	$35,449	$30,416	$69,765	$64,476
Average stockholders’ equity	$1,443,351	$1,429,602	$1,217,306	$1,436,477	$1,203,886
Less: average goodwill and other intangibles	399,968	401,756	287,974	400,862	288,163
Average tangible common equity	$1,043,383	$1,027,846	$929,332	$1,035,615	$915,723
Return on average tangible common equity(2)	13.23%	13.87%	13.13%	13.55%	14.20%
Tangible equity ratio:
Stockholders’ equity	$1,461,955	$1,441,415	$1,210,493	$1,461,955	$1,210,493
Intangibles	398,686	400,819	287,701	398,686	287,701
Assets	$13,501,909	$13,439,199	$11,890,497	$13,501,909	$11,890,497
Tangible equity ratio	8.11%	7.98%	7.95%	8.11%	7.95%
Tangible book value per share:
Stockholders’ equity	$1,461,955	$1,441,415	$1,210,493	$1,461,955	$1,210,493
Intangibles	398,686	400,819	287,701	398,686	287,701
Tangible equity	$1,063,269	$1,040,596	$922,792	$1,063,269	$922,792
Diluted common shares outstanding	47,165	47,155	42,827	47,165	42,827
Tangible book value per share	$22.54	$22.07	$21.55	$22.54	$21.55
Operating net income:
Net income	$32,716	$33,823	$30,072	$66,539	$63,730
Acquisition expenses	-	-	1,189	-	1,807
Securities losses (gains)	92	(2,183)	4,641	(2,091)	9,639
Adjustments to net income	$92	$(2,183)	$5,830	$(2,091)	$11,446
Adjustments to net income (net of tax)	$72	$(1,703)	$4,525	$(1,631)	$8,866
Operating net income	$32,788	$32,120	$34,597	$64,908	$72,596
Operating diluted earnings per share	$0.69	$0.68	$0.80	$1.37	$1.68
(2)	Annualized.

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

Net interest income was $97.2 million for the second quarter of 2024, up $2.0 million, or 2.1%, from the previous quarter. The FTE net interest margin was 3.18% for the three months ended June 30, 2024, an increase of 4 bps from the previous quarter. Interest income increased $3.8 million, or 2.6%, as the yield on average interest-earning assets increased 8 bps from the prior quarter to 4.92%, while average interest-earning assets of $12.37 billion increased $94.3 million from the prior quarter, primarily due to organic loan growth. Interest expense was up $1.8 million, or 3.5%, as the cost of interest-bearing liabilities increased 6 bps to 2.58% for the quarter ended June 30, 2024, driven by interest-bearing deposit costs increasing 8 bps, which were partially offset by lower average balances of short-term borrowings. Included in net interest income was $2.6 million of acquisition-related net accretion for the three months ended June 30, 2024 and $2.5 million of acquisition related net accretion for the three months ended March 31, 2024.

Net interest income was $97.2 million for the second quarter of 2024, up $8.1 million, or 9.1%, from the second quarter of 2023. The FTE net interest margin was 3.18% for the three months ended June 30, 2024, a decrease of 9 bps from the second quarter of 2023. Interest income increased $30.2 million, or 25.0%, as the yield on average interest-earning assets increased 50 bps from the same period in 2023 to 4.92%, while average interest-earning assets increased $1.38 billion, or 12.6%, from the second quarter of 2023 primarily due to the Salisbury acquisition and organic loan growth. Interest expense increased $22.1 million, or 70.1%, as the cost of interest-bearing liabilities increased 78 bps to 2.58% for the quarter ended June 30, 2024, primarily due to both a 110 bps increase in interest-bearing deposit costs and a $1.69 billion increase in interest-bearing deposits as a results of the Salisbury acquisition, partly offset by a decrease of $402.7 million in the average balances of short-term borrowings and the 558 bps rate paid on those borrowings. Included in net interest income was $2.6 million of acquisition-related net accretion for the three months ended June 30, 2024.

Net interest income for the six months ended June 30, 2024 was $192.3 million, up $8.2 million, or 4.5%, from the same period in 2023. FTE net interest margin was 3.16% for the six months ended June 30, 2024, a decrease of 25 bps from the same period in 2023. Interest income increased $62.9 million, or 26.8%, as the yield on average interest-earning assets increased 54 bps from the same period in 2023 to 4.88%, while average interest-earning assets of $12.32 billion increased $1.37 billion primarily due to the Salisbury acquisition and organic loan growth partially offset by the decrease in securities. Interest expense was up $54.7 million, or 108.1%, for the six months ended June 30, 2024 as compared to the same period in 2023 driven by interest-bearing deposit costs increasing 133 bps, partly offset by a decrease of $273.8 million in the average balances of short-term borrowings and the 544 bps rate paid on those borrowings. Included in net interest income was $5.1 million of acquisition-related net accretion.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$48,861	$666	5.48%	$28,473	$257	3.62%
Securities taxable(1)	2,280,767	11,171	1.97%	2,394,027	11,359	1.90%
Securities tax-exempt(1) (3)	226,032	2,001	3.56%	201,499	1,424	2.83%
FRB and FHLB stock	40,283	742	7.41%	51,454	913	7.12%
Loans(2) (3)	9,772,014	136,844	5.63%	8,307,894	107,038	5.17%
Total interest-earning assets	$12,367,957	$151,424	4.92%	$10,983,347	$120,991	4.42%
Other assets	1,064,487			835,424
Total assets	$13,432,444			$11,818,771
Liabilities and stockholders’ equity:
Money market deposit accounts	$3,254,252	$29,544	3.65%	$2,113,965	$12,104	2.30%
NOW deposit accounts	1,603,695	3,126	0.78%	1,463,953	1,391	0.38%
Savings deposits	1,586,753	181	0.05%	1,708,874	144	0.03%
Time deposits	1,391,062	13,837	4.00%	856,305	6,347	2.97%
Total interest-bearing deposits	$7,835,762	$46,688	2.40%	$6,143,097	$19,986	1.30%
Federal funds purchased	29,945	414	5.56%	48,407	646	5.35%
Repurchase agreements	86,405	332	1.55%	55,627	150	1.08%
Short-term borrowings	155,159	2,153	5.58%	557,818	7,330	5.27%
Long-term debt	29,734	291	3.94%	29,773	290	3.91%
Subordinated debt, net	120,239	1,806	6.04%	97,081	1,335	5.52%
Junior subordinated debt	101,196	1,908	7.58%	101,196	1,767	7.00%
Total interest-bearing liabilities	$8,358,440	$53,592	2.58%	$7,032,999	$31,504	1.80%
Demand deposits	3,323,906			3,316,955
Other liabilities	306,747			251,511
Stockholders’ equity	1,443,351			1,217,306
Total liabilities and stockholders’ equity	$13,432,444			$11,818,771
Net interest income (FTE)		$97,832			$89,487
Interest rate spread			2.34%			2.62%
Net interest margin (FTE)			3.18%			3.27%
Taxable equivalent adjustment		$658			$402
Net interest income		$97,174			$89,085
(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

Six Months Ended	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$48,416	$1,201	4.99%	$31,328	$447	2.88%
Securities taxable(1)	2,279,399	21,977	1.94%	2,418,245	22,902	1.91%
Securities tax-exempt(1) (3)	228,250	4,053	3.57%	201,908	2,826	2.82%
FRB and FHLB stock	41,289	1,571	7.65%	46,327	1,365	5.94%
Loans(2) (3)	9,723,453	270,217	5.59%	8,249,034	208,038	5.09%
Total interest-earning assets	$12,320,807	$299,019	4.88%	$10,946,842	$235,578	4.34%
Other assets	1,059,937			836,148
Total assets	$13,380,744			$11,782,990
Liabilities and stockholders’ equity:
Money market deposit accounts	$3,191,706	$57,278	3.61%	$2,097,678	$18,368	1.77%
NOW deposit accounts	1,601,992	6,120	0.77%	1,531,021	2,824	0.37%
Savings deposits	1,597,206	352	0.04%	1,744,969	286	0.03%
Time deposits	1,371,810	27,277	4.00%	748,573	9,652	2.60%
Total interest-bearing deposits	$7,762,714	$91,027	2.36%	$6,122,241	$31,130	1.03%
Federal funds purchased	24,857	686	5.55%	46,381	1,184	5.15%
Repurchase agreements	84,412	649	1.55%	63,440	164	0.52%
Short-term borrowings	184,275	4,985	5.44%	458,064	11,697	5.15%
Long-term debt	29,753	581	3.93%	18,598	337	3.65%
Subordinated debt, net	120,056	3,606	6.04%	97,024	2,669	5.55%
Junior subordinated debt	101,196	3,821	7.59%	101,196	3,449	6.87%
Total interest-bearing liabilities	$8,307,263	$105,355	2.55%	$6,906,944	$50,630	1.48%
Demand deposits	3,340,257			3,409,209
Other liabilities	296,747			262,951
Stockholders’ equity	1,436,477			1,203,886
Total liabilities and stockholders’ equity	$13,380,744			$11,782,990
Net interest income (FTE)		$193,664			$184,948
Interest rate spread			2.33%			2.86%
Net interest margin (FTE)			3.16%			3.41%
Taxable equivalent adjustment		$1,316			$797
Net interest income		$192,348			$184,151
(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended June 30,	Increase (Decrease) 2024 over 2023
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$238	$171	$409
Securities taxable	(565)	377	(188)
Securities tax-exempt	186	391	577
FRB and FHLB stock	(207)	36	(171)
Loans	19,738	10,068	29,806
Total FTE interest income	$19,391	$11,042	$30,433
Money market deposit accounts	$8,330	$9,110	$17,440
NOW deposit accounts	144	1,591	1,735
Savings deposits	(11)	48	37
Time deposits	4,821	2,669	7,490
Federal funds purchased	(256)	24	(232)
Repurchase agreements	103	79	182
Short-term borrowings	(5,582)	405	(5,177)
Long-term debt	-	1	1
Subordinated debt, net	337	134	471
Junior subordinated debt	-	141	141
Total FTE interest expense	$7,884	$14,204	$22,088
Change in FTE net interest income	$11,507	$(3,162)	$8,345

Six Months Ended June 30,	Increase (Decrease) 2024 over 2023
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$322	$432	$754
Securities taxable	(1,284)	359	(925)
Securities tax-exempt	405	822	1,227
FRB and FHLB stock	(160)	366	206
Loans	40,033	22,146	62,179
Total FTE interest income	$39,316	$24,125	$63,441
Money market deposit accounts	$12,964	$25,946	$38,910
NOW deposit accounts	137	3,159	3,296
Savings deposits	(26)	92	66
Time deposits	10,708	6,917	17,625
Federal funds purchased	(585)	87	(498)
Repurchase agreements	70	415	485
Short-term borrowings	(7,343)	631	(6,712)
Long-term debt	217	27	244
Subordinated debt, net	682	255	937
Junior subordinated debt	-	372	372
Total FTE interest expense	$16,824	$37,901	$54,725
Change in net FTE interest income	$22,491	$(13,775)	$8,716

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Service charges on deposit accounts	$4,219	$3,733	$8,336	$7,281
Card services income	5,587	5,121	10,782	9,966
Retirement plan administration fees	14,798	11,735	29,085	23,197
Wealth management	10,173	8,227	19,870	16,314
Insurance services	3,848	3,716	8,236	7,647
Bank owned life insurance income	1,834	1,528	4,186	3,406
Net securities (losses) gains	(92)	(4,641)	2,091	(9,639)
Other	2,865	2,626	6,038	5,282
Total noninterest income	$43,232	$32,045	$88,624	$63,454

Noninterest income for the three months ended June 30, 2024 was $43.2 million, down $2.2 million, or 4.8%, from the prior quarter and up $11.2 million, or 34.9%, from the second quarter of 2023. Excluding net securities (losses) gains, noninterest income for the three months ended June 30, 2024 was $43.3 million, up $0.1 million, or 0.3%, from the prior quarter and up $6.6 million, or 18.1%, from the second quarter of 2023. The increase from the prior quarter was primarily driven by an increase in retirement plan administration fees and wealth management fees which were partially offset by a decrease in insurance services. The increase in retirement plan administration fees from the prior quarter was due primarily to organic growth, positive market performance and higher activity based fees. Wealth management fees increased from the prior quarter due primarily to organic growth and favorable market performance. Insurance services decreased from the prior quarter due to the seasonally higher income in the first quarter. The increase from the second quarter of 2023 was driven by an increase in retirement plan administration fees and wealth management fees. The increase in retirement plan administration fees from the second quarter of 2023 includes the impact from the acquisition of Retirement Direct, LLC on July 1, 2023, organic growth and higher market levels. Wealth management fees increased in the second quarter of 2023 driven by the addition of Salisbury revenues, organic growth and market performance.

Noninterest income for the six months ended June 30, 2024 was $88.6 million, up $25.2 million, or 39.7%, from the same period in 2023. Excluding net securities (losses) gains, noninterest income for the six months ended June 30, 2024 was $86.5 million, up $13.4 million, or 18.4%, from the same period in 2023. The increase from the prior year was primarily due to an increase in retirement plan administration fees, wealth management fees and service charges on deposit accounts. The increase in retirement plan administration fees was driven by positive market performance, the acquisition of Retirement Direct, LLC, organic growth and higher activity based fees. The increase in wealth management fees was driven by the addition of Salisbury revenues and market performance. In addition, the increases in service charges on deposit accounts and card services income were impacted by the Salisbury acquisition revenues.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Salaries and employee benefits	$55,393	$46,834	$111,097	$94,989
Technology and data services	9,249	9,305	18,999	18,312
Occupancy	7,671	6,923	15,769	14,143
Professional fees and outside services	4,565	4,159	9,418	8,337
Office supplies and postage	1,804	1,676	3,669	3,304
FDIC assessment	1,667	1,344	3,402	2,740
Advertising	873	525	1,685	1,174
Amortization of intangible assets	2,133	458	4,301	994
Loan collection and other real estate owned, net	715	691	1,268	1,546
Acquisition expenses	-	1,189	-	1,807
Other	5,518	5,690	11,753	10,770
Total noninterest expense	$89,588	$78,794	$181,361	$158,116

Noninterest expense for the three months ended June 30, 2024 was $89.6 million, down $2.2 million, or 2.4%, from the prior quarter and up $10.8 million, or 13.7%, from the second quarter of 2023. The decrease from the prior quarter was driven by lower technology and data services due to cost savings from various efficiency initiatives. In addition, the decrease in salaries and employee benefits from the prior quarter was driven by seasonally higher payroll taxes and stock-based compensation expenses in the first quarter of 2024, which were partially offset by a full quarter of merit pay increases which were effective in March and higher medical costs. Occupancy costs and other expenses decreased from the prior quarter due to lower seasonal costs including utilities and timing of initiatives. The increase from the second quarter of 2023 was driven by higher salaries and employee benefits due to the Salisbury acquisition, merit pay increases, and higher medical and other benefit costs. In addition, the increase in occupancy expense, professional fees and outside services and amortization of intangible assets were impacted by additional expenses from the Salisbury acquisition.

Noninterest expense for the six months ended June 30, 2024 was $181.4 million, up $23.2 million, or 14.7%, from the same period in 2023. Excluding acquisition expenses, noninterest expense for the six months ended June 30, 2024 was $181.4 million, up $25.1 million, or 16.0%, from the same period in 2023. The increase from the prior year was driven by higher salaries and employee benefits due to the Salisbury acquisition, merit pay increases, higher levels of incentive compensation and higher medical and other benefit costs. In addition, the increase in occupancy expense, professional fees and outside services and amortization of intangible assets were impacted by additional expenses from the Salisbury acquisition.

Income Taxes

Income tax expense for the three months ended June 30, 2024 was $9.2 million, down $0.2 million from the prior quarter and up $0.5 million from the second quarter of 2023. The effective tax rate was 22.0% for the second quarter of 2024 compared to 21.7% for the prior quarter and 22.4% for the second quarter of 2023.

Income tax expense for the six months ended June 30, 2024 was $18.6 million, up $0.4 million from the same period in 2023 due to an increase in pre-tax net income. The effective tax rate was 21.8% for the six months ended June 30, 2024, compared to 22.3% for the six months ended June 30, 2023. The decrease in the effective tax rate from 2023 was due to a higher level of tax-exempt income as a percentage of total taxable income.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities decreased $15.3 million, or 0.6%, from December 31, 2023 to June 30, 2024. The securities portfolio represented 17.5% of total assets as of June 30, 2024 as compared to 17.8% of total assets as of December 31, 2023.

The following table details the composition of securities AFS, securities HTM and equity securities for the periods indicated:

	June 30, 2024	December 31, 2023
Mortgage-backed securities:
With maturities 15 years or less	11%	12%
With maturities greater than 15 years	10%	10%
Collateral mortgage obligations	37%	36%
Municipal securities	16%	17%
U.S. agency notes	22%	21%
Corporate	2%	2%
Equity securities	2%	2%
Total	100%	100%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated is as follows:

(In thousands)	June 30, 2024	December 31, 2023
Commercial & industrial	$1,397,935	$1,354,248
Commercial real estate	3,784,214	3,626,910
Residential real estate	2,134,875	2,125,804
Home equity	326,556	337,214
Indirect auto	1,225,786	1,130,132
Residential solar	861,883	917,755
Other consumer	123,098	158,650
Total loans	$9,854,347	$9,650,713
(1)	Loans are summarized by business line which do not align to how the Company assesses credit risk in the allowance for credit losses.

Total loans increased by $203.6 million, or 4.2% annualized, from December 31, 2023 to June 30, 2024. Excluding the other consumer and residential solar portfolios that are in a planned run-off status, period end loans increased $294.9 million, or 6.9% annualized. Commercial and industrial loans increased $43.7 million to $1.40 billion; commercial real estate loans increased $157.3 million to $3.78 billion; and total consumer loans increased $2.6 million to $4.67 billion. Total loans represent approximately 73.0% of assets as of June 30, 2024, as compared to 72.5% as of December 31, 2023.

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

Within the CRE portfolio, approximately 80% comprises Non-Owner Occupied CRE, with the remaining 20% being Owner-Occupied CRE. Non-Owner Occupied CRE includes diverse sectors across the Company’s markets such as residential rental properties (41%), and office spaces (19%), along with retail, manufacturing, mixed use, hotels and others. Notably, office CRE loans account for 6% of the total outstanding loans, predominantly serving suburban medical and professional tenants across suburban and small urban markets. These loans carry an average size of $1.9 million, with 9% maturing over the next two years. As of June 30, 2024 and December 31, 2023, the total CRE construction and development loans amounted to $246.6 million and $347.2 million, respectively.

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

The CECL methodology requires an estimate of the credit losses expected over the life of a loan (or pool of loans). The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Required additions or reductions to the allowance for credit losses are made periodically by charges or credits to the provision for loan losses. These are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall loss expected over the contractual life of the loan portfolio, adjusted for expected prepayments. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. Management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

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

The allowance for credit losses totaled $120.5 million at June 30, 2024, as compared to $115.3 million at March 31, 2024 and $100.4 million at June 30, 2023. The allowance for credit losses as a percentage of loans was 1.22% at June 30, 2024, compared to 1.19% at March 31, 2024 and 1.20% at June 30, 2023. The increase in the allowance for credit losses from March 31, 2024 to June 30, 2024 was due to providing for loan growth, changes in model assumptions, including a change in prepayment speed assumptions and a $1.7 million additional specific reserve established relating to the commercial relationship previously placed on nonaccrual status in the fourth quarter of 2023, partly offset by a change in forecast scenario weightings from 70% baseline and 30% downside to 80% baseline and 20% downside. The increase in the allowance for credit losses from June 30, 2023 to June 30, 2024 was primarily due to the $14.5 million of allowance for acquired Salisbury loans which included both the $5.8 million allowance for PCD loans reclassified from loans and the $8.8 million allowance for non-PCD loans recognized through the provision for loan losses as well as the slowing of prepayment speed assumptions and providing for organic loan growth.

The allowance for credit losses was 316.37% of nonperforming loans at June 30, 2024, compared to 305.12% at March 31, 2024 and 510.01% at June 30, 2023. The allowance for credit losses was 346.71% of nonaccrual loans at June 30, 2024, compared to 327.66% of nonaccrual loans at March 31, 2024 and 593.00% of nonaccrual loans at June 30, 2023. The decline in the coverage of the allowance to nonperforming and nonaccrual loans from June 30, 2023 to June 30, 2024 largely relates to one nonperforming relationship that is individually evaluated for purposes of the allowance for credit losses which had a $1.8 million specific reserve established during the three months ended June 30, 2024.

The provision for loan losses was $8.9 million for three months ended June 30, 2024, compared to $5.6 million in the prior quarter and $3.6 million for the same period in the prior year. Provision expense increased from the prior quarter and the second quarter of 2023 primarily due to providing for the second quarter’s loan growth, changes in model assumptions, including the extension of the expected duration of the portfolio and a specific reserve related to a commercial relationship previously placed in nonaccrual in the fourth quarter of 2023. Net charge-offs totaled $3.7 million during the three months ended June 30, 2024, compared to net charge-offs of $4.7 million during the first quarter of 2024 and $3.5 million in the second quarter of 2023. Net charge-offs to average loans was 15 bps for the three months ended June 30, 2024, compared to 19 bps for the first quarter of 2024 and 17 bps for the three months ended June 30, 2023.

The provision for loan losses was $14.5 million for the six months ended June 30, 2024, compared to $7.5 million for the six months ended June 30, 2023. Provision expense increased from the same period in the prior year due primarily to providing for loan growth, the slowing of prepayment speed assumptions, changes in model assumptions, including the extension of the expected duration of the portfolio and a specific reserve related to a commercial relationship previously placed in nonaccrual in the fourth quarter of 2023. Net charge-offs totaled $8.4 million during the six months ended June 30, 2024, compared to net charge-offs of $7.3 million during the six months ended June 30, 2023. Net charge-offs to average loans was 17 bps for the six months ended June 30, 2024, compared to 18 bps for the six months ended June 30, 2023.

As of June 30, 2024, the unfunded commitment reserve totaled $4.3 million, compared to $4.7 million as of March 31, 2024 and $4.4 million as of June 30, 2023.

Nonperforming assets consist of nonaccrual loans, loans over 90 days past due and still accruing, troubled loans modifications, OREO and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified commercial and commercial real estate loans risk graded substandard or doubtful, and nonperforming loans individually evaluated for credit loss is $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$20,943	60%	$21,567	63%
Residential	10,641	31%	9,632	28%
Consumer	2,460	7%	2,566	8%
Troubled loan modifications	711	2%	448	1%
Total nonaccrual loans	$34,755	100%	$34,213	100%
Loans over 90 days past due and still accruing:
Commercial	$12	-	$1	-
Residential	496	15%	554	15%
Consumer	2,825	85%	3,106	85%
Total loans over 90 days past due and still accruing	$3,333	100%	$3,661	100%
Total nonperforming loans	$38,088		$37,874
OREO	74		-
Total nonperforming assets	$38,162		$37,874
Total nonaccrual loans to total loans	0.35%		0.35%
Total nonperforming loans to total loans	0.39%		0.39%
Total nonperforming assets to total assets	0.28%		0.28%
Total allowance for loan losses to total nonperforming loans	316.37%		302.05%
Total allowance for loan losses to nonaccrual loans	346.71%		334.38%

Total nonperforming assets were $38.2 million at June 30, 2024, compared to $37.9 million at December 31, 2023 and $19.9 million at June 30, 2023. Nonperforming loans at June 30, 2024 were $38.1 million or 0.39% of total loans, compared with $37.9 million or 0.39% of total loans at December 31, 2023 and $19.7 million or 0.24% of total loans at June 30, 2023. The increase in nonperforming assets was attributable to a diversified, multi-tenant commercial real estate development relationship that was placed into a nonaccrual status in the fourth quarter of 2023, in which NBT is a participant. The relationship is being actively managed, as noted above, a $1.7 specific reserve was established during the three months ended June 30, 2024 for this relationship. Total nonaccrual loans were $34.8 million or 0.35% of total loans at June 30, 2024, compared to $34.2 million or 0.35% of total loans at December 31, 2023 and $16.9 million or 0.20% of total loans at June 30, 2023. Past due loans as a percentage of total loans was 0.30% at June 30, 2024, down from 0.32% at December 31, 2023 and down from 0.45% at June 30, 2023.

In addition to nonperforming loans discussed above, the Company has also identified approximately $125.2 million in potential problem loans at June 30, 2024 as compared to $87.7 million at December 31, 2023 and $90.6 million at June 30, 2023. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Potential problem loans have increased to more normalized levels and the increase primarily relates to a few commercial real estate relationships reflecting changing conditions in commercial real estate markets including construction delays, rising costs and delays in leasing up spaces. The increase in potential problem loans at June 30, 2024 compared to December 31, 2023 and June 30, 2023 is primarily due to the migration of commercial loan balances of $35.1 million and $38.0 million, respectively, to substandard, the majority of which is adequately secured by real estate collateral. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loans modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $11.27 billion at June 30, 2024, up $302.5 million, or 2.8%, from December 31, 2023. As of June 30, 2024, there were $218.5 million of brokered time deposits, up from $155.2 million as of December 31, 2023. The increase in deposits was primarily due to higher consumer deposit balances and accounts and the inflow of seasonal municipal deposits. The Company continues to experience some incremental migration from noninterest bearing and low interest checking and savings accounts into higher cost money market and time deposit instruments. The Company’s composition of total deposits is diverse and granular with over 562,000 accounts with an average per account balance of $20,052 as of June 30, 2024. As of June 30, 2024 and December 31, 2023 the estimated amounts of uninsured deposits based on the methodologies and assumptions used for the bank regulatory reporting were $4.47 billion and $4.08 billion, respectively. Total average deposits increased $1.57 billion, or 16.5%, from the same period last year. The increase in average balances was primarily due to the $1.31 billion in deposits acquired from Salisbury in the third quarter of 2023.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $224.7 million at June 30, 2024 compared to $386.7 million at December 31, 2023. Long-term debt was $29.7 million at June 30, 2024 compared to $29.8 million at December 31, 2023.

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

As of June 30, 2024 and December 31, 2023 the subordinated debt net of unamortized issuance costs and fair value discount was $120.5 million and $119.7 million, respectively.

Capital Resources

Stockholders’ equity of $1.46 billion represented 10.83% of total assets at June 30, 2024 compared with $1.43 billion, or 10.71% of total assets, as of December 31, 2023. Stockholders’ equity increased $36.3 million from December 31, 2023 driven by net income generation of $66.5 million for the six months ended June 30, 2024, partially offset by dividends declared of $30.2 million and a $2.0 million increase in accumulated other comprehensive loss due primarily to the change in the fair value of securities available for sale.

The Company purchased 5,700 shares of its common stock during the three months ended June 30, 2024 at an average price of $33.02 per share under its previously announced share repurchase program. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of June 30, 2024, there were 1,992,400 shares available for repurchase under this plan authorized on December 18, 2023, which is set to expire on December 31, 2025.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2024 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	June 30, 2024	December 31, 2023
Tier 1 leverage ratio	10.16%	9.71%
Common equity tier 1 capital ratio	11.70%	11.57%
Tier 1 capital ratio	12.61%	12.50%
Total risk-based capital ratio	14.88%	14.75%
Cash dividends as a percentage of net income	45.36%	47.05%
Per common share:
Book value	$31.00	$30.26
Tangible book value(1)	$22.54	$21.72
Tangible equity ratio(2)	8.11%	7.93%
(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

The Company’s Interest Rate Sensitivity has migrated to a near neutral position. In the declining rate scenario, net interest income is projected to modestly decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. In the rising rate scenarios, net interest income is near neutral, impacted by slowing prepayments speeds and increased deposit reactivity; the magnitude of potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, money market deposit accounts and time accounts. Net interest income for the next twelve months in the +200/+100/-200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% reduction in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2024 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps)	net interest income
+200	(0.26%)
+100	0.19%
-200	(0.15%)

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At June 30, 2024, the Company’s Basic Surplus measurement was 15.6% of total assets, or $2.11 billion, as compared to the December 31, 2023 Basic Surplus of 11.6%, or $1.54 billion, and was above the Company’s minimum of 5% (calculated at $675.1 million and $665.5 million of period end total assets as June 30, 2024 and December 31, 2023, respectively) set forth in its liquidity policies.

At June 30, 2024 and December 31, 2023, FHLB advances outstanding totaled $143.7 million and $322.7 million, respectively. At June 30, 2024 and December 31, 2023, the Bank had $154.0 million and $77.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.69 billion at June 30, 2024 and $1.11 billion at December 31, 2023. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $784.4 million and $823.3 million at June 30, 2024 and December 31, 2023, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.03 billion at June 30, 2024 and $2.01 billion at December 31, 2023. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At June 30, 2024 and December 31, 2023, the Bank had the capacity to borrow $1.10 billion and $1.02 billion, respectively, from this program. The Company’s internal policy authorizes borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $3.20 billion at June 30, 2024 and $2.99 billion at December 31, 2023.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considers its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2024. Continued increases to interest rates could result in deposit declines as depositors have alternative opportunities for yield on their excess funds. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Note, enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the pandemic including increasing the frequency of monitoring and adding additional sources of liquidity. While the pandemic has come to an end, this enhanced monitoring continues as rising interest rates and the recent bank failures have led to a deposit decline in the banking system and increased volatility to liquidity risk.

At June 30, 2024, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance-sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their stockholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At June 30, 2024, approximately $84.3 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective.

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

The table below sets forth the information with respect to purchases made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plans(1)
4/1/24 - 4/30/24	5,700	$33.02	5,700	1,992,400
5/1/24 - 5/31/24	-	-	-	1,992,400
6/1/24 - 6/30/24	-	-	-	1,992,400
Total	5,700	$33.02	5,700	1,992,400
(1)
The Company purchased 5,700 shares of its common stock during the second quarter of 2024 at an average price of $33.02 per share under its previously announced share repurchase program. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of June 30, 2024, there were 1,992,400 shares available for repurchase under this plan announced on December 18, 2023, which is set to expire on December 31, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

10.1
Employment Agreement, dated May 21, 2024, by and between Scott A. Kingsley and NBT Bancorp Inc. (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.2
Supplemental Retirement Agreement, dated May 21, 2024, between NBT Bancorp Inc. and Scott A. Kingsley (filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.3
Employment Agreement, dated May 21, 2024, by and between Annette L. Burns and NBT Bancorp Inc. (filed as Exhibit 10.3 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.4
Employment Agreement, dated May 21, 2024, by and between Joseph R. Stagliano and NBT Bancorp Inc. (filed as Exhibit 10.4 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.5
First Amendment to Split-Dollar Agreement, dated May 21, 2024, by and among NBT Bancorp Inc., NBT Bank, N.A. and John H. Watt, Jr. (filed as Exhibit 10.5 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.6
Amendment to NBT Bancorp Inc. Supplemental Executive Retirement Plan and Supplemental Retirement Agreement for John H. Watt, Jr., dated May 21, 2024, between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.6 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.7	NBT Bancorp Inc. 2024 Omnibus Incentive Plan (filed as Exhibit 10.1 to Registrant's Form 8-K, filed on May 21, 2024 and incorporated herein by reference)
10.8	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Registrant's Form 8-K, filed on May 21, 2024 and incorporated herein by reference)
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of August 2024.

NBT BANCORP INC.

By:	/s/ Annette L. Burns
Annette L. Burns
Chief Financial Officer