Form 10-Q
period 2024-09-30
NBT BANCORP INC
filed 2024-11-08
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024.

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

As of October 31, 2024, there were 47,177,534 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended September 30, 2024

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

AFS	available for sale
AIR	accrued interest receivable
AOCI	accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BP(S)	basis point(s)
C&I	Commercial & Industrial
CECL	current expected credit losses
CD	certificate of deposit
CME	Chicago Mercantile Exchange Clearing House
CRE	Commercial Real Estate
EPS	earnings per share
Evans	Evans Bancorp, Inc.
Evans Bank	Evans Bank, National Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	fully taxable equivalent
GAAP	generally accepted accounting principles in the United States of America
HTM	held to maturity
LGD	loss given default
LIBOR	London Interbank Offered Rate
MMDA	money market deposit accounts
NASDAQ	The NASDAQ Stock Market LLC
NIM	net interest margin
NOW	negotiable order of withdrawal
OCC	Office of the Comptroller of the Currency
OREO	other real estate owned
PCD	purchased credit deteriorated
PD	probability of default
Salisbury	Salisbury Bancorp, Inc.
Salisbury Bank	Salisbury Bank and Trust Company
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDRs	troubled debt restructurings

ITEM 1. FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2024	2023
Assets
Cash and due from banks	$250,788	$173,811
Short-term interest-bearing accounts	231,671	31,378
Equity securities, at fair value	41,974	37,591
Securities available for sale, at fair value	1,509,338	1,430,858
Securities held to maturity (fair value $781,868 and $814,524, respectively)	854,941	905,267
Federal Reserve and Federal Home Loan Bank stock	37,732	45,861
Loans held for sale	3,713	3,371
Loans	9,907,041	9,650,713
Less allowance for loan losses	119,500	114,400
Net loans	$9,787,541	$9,536,313
Premises and equipment, net	80,133	80,675
Goodwill	362,010	361,851
Intangible assets, net	35,843	40,443
Bank owned life insurance	271,178	265,732
Other assets	372,690	395,889
Total assets	$13,839,552	$13,309,040
Liabilities
Demand (noninterest bearing)	$3,476,218	$3,413,829
Savings, NOW and money market	6,678,936	6,230,456
Time	1,433,124	1,324,709
Total deposits	$11,588,278	$10,968,994
Short-term borrowings	204,959	386,651
Long-term debt	29,682	29,796
Subordinated debt, net	120,829	119,744
Junior subordinated debt	101,196	101,196
Other liabilities	272,628	276,968
Total liabilities	$12,317,572	$11,883,349
Stockholders’ equity
Preferred stock, $0.01 par value. 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value. 100,000,000 shares authorized; 53,974,492 shares issued	540	540
Additional paid-in-capital	742,524	740,943
Retained earnings	1,080,245	1,021,831
Accumulated other comprehensive loss	(125,736)	(160,934)
Common stock in treasury, at cost, 6,797,664 and 6,864,593 shares, respectively	(175,593)	(176,689)
Total stockholders’ equity	$1,521,980	$1,425,691
Total liabilities and stockholders’ equity	$13,839,552	$13,309,040

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest, fee and dividend income
Interest and fees on loans	$141,991	$122,097	$411,743	$329,931
Securities available for sale	7,815	7,495	22,501	22,604
Securities held to maturity	5,042	5,281	15,535	15,307
Other	1,382	2,221	4,154	4,033
Total interest, fee and dividend income	$156,230	$137,094	$453,933	$371,875
Interest expense
Deposits	$49,106	$30,758	$140,133	$61,888
Short-term borrowings	1,431	7,612	7,751	20,657
Long-term debt	292	294	873	631
Subordinated debt	1,810	1,612	5,416	4,281
Junior subordinated debt	1,922	1,923	5,743	5,372
Total interest expense	$54,561	$42,199	$159,916	$92,829
Net interest income	$101,669	$94,895	$294,017	$279,046
Provision for loan losses	2,920	12,633	17,398	20,148
Net interest income after provision for loan losses	$98,749	$82,262	$276,619	$258,898
Noninterest income
Service charges on deposit accounts	$4,340	$3,979	$12,676	$11,260
Card services income	5,897	5,503	16,679	15,469
Retirement plan administration fees	14,578	12,798	43,663	35,995
Wealth management	10,929	9,297	30,799	25,611
Insurance services	4,913	4,361	13,149	12,008
Bank owned life insurance income	1,868	1,568	6,054	4,974
Net securities gains (losses)	476	(183)	2,567	(9,822)
Other	2,773	2,913	8,811	8,195
Total noninterest income	$45,774	$40,236	$134,398	$103,690
Noninterest expense
Salaries and employee benefits	$59,641	$49,248	$170,738	$144,237
Technology and data services	9,920	9,677	28,919	27,989
Occupancy	7,754	7,090	23,523	21,233
Professional fees and outside services	4,871	4,149	14,289	12,486
Office supplies and postage	1,756	1,700	5,425	5,004
FDIC assessment	1,815	1,657	5,217	4,397
Advertising	711	667	2,396	1,841
Amortization of intangible assets	2,062	1,609	6,363	2,603
Loan collection and other real estate owned, net	560	569	1,828	2,115
Acquisition expenses	543	7,917	543	9,724
Other	6,112	6,514	17,865	17,284
Total noninterest expense	$95,745	$90,797	$277,106	$248,913
Income before income tax expense	$48,778	$31,701	$133,911	$113,675
Income tax expense	10,681	7,095	29,275	25,339
Net income	$38,097	$24,606	$104,636	$88,336
Earnings per share
Basic	$0.81	$0.54	$2.22	$2.02
Diluted	$0.80	$0.54	$2.21	$2.01

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income	$38,097	$24,606	$104,636	$88,336
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$49,019	$(24,059)	$45,283	$(35,117)
Tax effect	(12,255)	6,015	(11,321)	8,780
Unrealized net holding gains (losses) arising during the period, net	$36,764	$(18,044)	$33,962	$(26,337)

Reclassification adjustment for net losses in net income, gross	$-	$-	$-	$9,450
Tax effect	-	-	-	(2,363)
Reclassification adjustment for net losses in net income, net	$-	$-	$-	$7,087

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$87	$105	$274	$328
Tax effect	(21)	(26)	(68)	(82)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$66	$79	$206	$246

Total securities available for sale, net	$36,830	$(17,965)	$34,168	$(19,004)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$471	$648	$2,374	$1,946
Tax effect	(118)	(162)	(594)	(487)
Amortization of prior service cost and actuarial losses, net	$353	$486	$1,780	$1,459

Increase in unrecognized actuarial loss, gross	$-	$-	$(1,000)	$-
Tax effect	-	-	250	-
Increase in unrecognized actuarial loss, net	$-	$-	$(750)	$-

Total pension and other benefits, net	$353	$486	$1,030	$1,459

Total other comprehensive income (loss)	$37,183	$(17,479)	$35,198	$(17,545)
Comprehensive income	$75,280	$7,127	$139,834	$70,791

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at June 30, 2024	$540	$741,933	$1,058,187	$(162,919)	$(175,786)	$1,461,955
Net income	-	-	38,097	-	-	38,097
Cash dividends - $0.34 per share	-	-	(16,039)	-	-	(16,039)
Net issuance of 11,459 shares to employee and other stock plans	-	(373)	-	-	193	(180)
Stock-based compensation	-	964	-	-	-	964
Other comprehensive income	-	-	-	37,183	-	37,183
Balance at September 30, 2024	$540	$742,524	$1,080,245	$(125,736)	$(175,593)	$1,521,980

Balance at June 30, 2023	$497	$578,322	$996,920	$(190,100)	$(175,146)	$1,210,493
Net income	-	-	24,606	-	-	24,606
Cash dividends - $0.32 per share	-	-	(15,067)	-	-	(15,067)
Issuance of 4,322,999 shares of common stock for acquisition	43	161,680	-	-	-	161,723
Purchase of 68,500 treasury shares	-	-	-	-	(2,166)	(2,166)
Net issuance of 6,334 shares to employee and other stock plans	-	(250)	-	-	136	(114)
Stock-based compensation	-	825	-	-	-	825
Other comprehensive (loss)	-	-	-	(17,479)	-	(17,479)
Balance at September 30, 2023	$540	$740,577	$1,006,459	$(207,579)	$(177,176)	$1,362,821

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2023	$540	$740,943	$1,021,831	$(160,934)	$(176,689)	$1,425,691
Net income	-	-	104,636	-	-	104,636
Cash dividends - $0.98 per share	-	-	(46,222)	-	-	(46,222)
Purchase of 7,600 treasury shares	-	-	-	-	(251)	(251)
Net issuance of 74,529 shares to employee and other stock plans	-	(3,574)	-	-	1,347	(2,227)
Stock-based compensation	-	5,155	-	-	-	5,155
Other comprehensive income	-	-	-	35,198	-	35,198
Balance at September 30, 2024	$540	$742,524	$1,080,245	$(125,736)	$(175,593)	$1,521,980

Balance at December 31, 2022	$497	$577,853	$958,433	$(190,034)	$(173,195)	$1,173,554
Cumulative effect adjustment for ASU 2022-02 implementation as of January 1, 2023	-	-	502	-	-	502
Net income	-	-	88,336	-	-	88,336
Cash dividends - $0.92 per share	-	-	(40,812)	-	-	(40,812)
Issuance of 4,322,999 shares of common stock for acquisition	43	161,680	-	-	-	161,723
Purchase of 155,500 treasury shares	-	-	-	-	(4,944)	(4,944)
Net issuance of 62,275 shares to employee and other stock plans	-	(3,093)	-	-	963	(2,130)
Stock-based compensation	-	4,137	-	-	-	4,137
Other comprehensive (loss)	-	-	-	(17,545)	-	(17,545)
Balance at September 30, 2023	$540	$740,577	$1,006,459	$(207,579)	$(177,176)	$1,362,821

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended September 30,
(In thousands)	2024	2023
Operating activities
Net income	$104,636	$88,336
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	17,398	20,148
Depreciation and amortization of premises and equipment	8,609	7,808
Net amortization on securities	1,926	2,057
Amortization of intangible assets	6,363	2,603
Amortization of operating lease right-of-use assets	5,615	5,029
Excess tax benefit on stock-based compensation	(185)	(239)
Stock-based compensation expense	5,155	4,137
Bank owned life insurance income	(6,054)	(4,974)
Amortization of subordinated debt issuance costs	328	328
Proceeds from sale of loans held for sale	85,479	26,108
Originations of loans held for sale	(85,484)	(29,167)
Net gain on sale of loans held for sale	(136)	(88)
Net securities (gains) losses	(2,567)	9,822
Net gains on sale of other real estate owned	-	(50)
Net change in other assets and other liabilities	(1,688)	(10,054)
Net cash provided by operating activities	$139,395	$121,804
Investing activities
Net cash (used in) provided by acquisitions	$(983)	$44,564
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	101,583	90,415
Proceeds from sales	2,284	124,577
Purchases	(135,436)	-
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	121,314	81,949
Purchases	(71,984)	(77,930)
Equity securities:
Purchases	(18)	(4)
Other:
Net increase in loans	(268,954)	(349,168)
Proceeds from Federal Home Loan Bank stock redemption	70,143	84,378
Purchases of Federal Reserve and Federal Home Loan Bank stock	(62,014)	(88,260)
Proceeds from settlement of bank owned life insurance	608	3,185
Purchases of premises and equipment, net	(8,111)	(6,333)
Proceeds from sales of other real estate owned	-	229
Net cash used in investing activities	$(251,568)	$(92,398)
Financing activities
Net increase in deposits	$619,284	$596,543
Net decrease in short-term borrowings	(181,692)	(128,214)
Proceeds from long-term debt	-	25,000
Repayments of long-term debt	(114)	(80)
Proceeds from the issuance of shares to employee and other stock plans	61	-
Cash paid by employer for tax-withholding on stock issuance	(1,623)	(1,595)
Purchase of treasury stock	(251)	(4,944)
Cash dividends	(46,222)	(40,812)
Net cash provided by financing activities	$389,443	$445,898
Net increase in cash and cash equivalents	$277,270	$475,304
Cash and cash equivalents at beginning of period	205,189	197,350
Cash and cash equivalents at end of period	$482,459	$672,654

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)
	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$162,973	$78,130
Income taxes paid, net of refund	17,115	26,663
Noncash investing activities:
Loans transferred to other real estate owned	$127	$74
Acquisitions:
Fair value of assets acquired, excluding acquired cash and goodwill	$1,763	$1,417,392
Fair value of liabilities assumed	-	1,380,386

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2024

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly-owned subsidiaries: the Bank, NBT Financial and NBT Holdings. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods in accordance with GAAP and in accordance with the instructions for the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to the current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure, and none were identified.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements.

Estimates associated with the allowance for credit losses and pension accounting are particularly susceptible to material change in the near term.

3.	Recent Accounting Pronouncements

Accounting Standards Issued Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were redundant, duplicative, overlapping, outdated, or superseded. The new guidance is intended to align GAAP requirements with those of the SEC. The ASU will become effective on the earlier of the date on which the SEC removes its disclosure requirements for the related disclosure or June 30, 2027. Early adoption is not permitted. Aside from meeting the new disclosure requirements, the adoption is not expected to have a material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to improve the reportable segment disclosure requirements by requiring annual and interim disclosure of incremental segment information. In addition, the amendments will enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and include other disclosure requirements. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Aside from meeting the new disclosure requirements, the adoption is not expected to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, that addresses requests for improved income tax disclosures from investors, lenders, creditors and other allocators of capital that use the financial statements to make capital allocation decisions. The ASU requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how the Company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. The ASU 2023-09 improves the transparency of income tax disclosures. The amendments in this ASU are effective for the Company on January 1, 2025 and should be applied on a prospective basis. Retrospective application and early adoption are permitted. Aside from meeting the new disclosure requirements, the adoption is not expected to have a material impact on the consolidated financial statements.

4.	Acquisitions

Pending Acquisition of Evans Bancorp, Inc.

On September 9, 2024, the Company and the Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Evans and Evans Bank, Evans’s subsidiary, pursuant to which the Company will acquire Evans. Evans, with assets of approximately $2.28 billion at September 30, 2024, is headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, is a federally-chartered national banking association with 18 banking locations in Western New York.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of each party, Evans will merge with and into the Company, with the Company as the surviving entity, and immediately thereafter, Evans Bank will merge with and into the Bank, with the Bank as the surviving bank (the “Merger”).

Under the terms of the Merger Agreement, each outstanding share of Evans common stock will be converted into the right to receive 0.91 shares of the Company’s common stock. The Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Evans, and is expected to close in the second quarter of 2025.

Prior Period Acquisitions

On August 11, 2023, the Company completed the acquisition of Salisbury through the merger of Salisbury with and into the Company, with the Company surviving the merger, for $161.7 million in stock. Salisbury Bank, Salisbury’s subsidiary, was a Connecticut-chartered commercial bank headquartered in Lakeville, Connecticut with 13 banking offices. The acquisition enhanced the Company’s presence in Massachusetts’ Berkshire county, and extended its footprint into New York’s Dutchess, Orange and Ulster counties and into Connecticut’s Litchfield county. In connection with the acquisition, the Company issued 4.32 million shares of common stock and acquired approximately $1.46 billion of identifiable assets. Preliminary goodwill of $78.1 million was recognized during the quarter ended September 30, 2023 as a result of the merger and is not amortizable or deductible for tax purposes. During the fourth quarter of 2023, the Company revised the estimated fair value of premises and equipment, net and related deferred income taxes based upon receipt of land and building appraisals, which resulted in a $1.7 million increase in goodwill. Total goodwill of $79.7 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. As a result of the full integration of the operations of Salisbury, it is not practicable to determine all revenue or net income included in the Company’s operating results relating to Salisbury since the date of acquisition as Salisbury results cannot be separately identified.

The Company determined that this acquisition constituted a business combination and therefore was accounted for using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired, liabilities assumed and consideration paid at fair value based on management’s best estimates using information available at the date of the acquisition and these estimates are subject to adjustment based on updated information not available at the time of the acquisition. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Salisbury.

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

Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis for non-PCD loans and for PCD loans. The valuation considered underlying characteristics including loan type, term, rate, payment schedule and credit rating. Other factors included assumptions related to prepayments, probability of default and loss given default. The discount rates applied were based on a build-up approach considering the funding mix, servicing costs, liquidity premium and factors related to performance risk.

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

Accounting for Acquired Loans - Acquired loans are classified into two categories: PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans had an allowance established on acquisition date, which was recognized as an expense through the provision for credit losses. For PCD loans, an allowance was recognized by adding it to the fair value of the loan, which is the amortized cost. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. The allowance for credit losses on non-PCD loans of $8.8 million was recorded through the provision for loan losses within the unaudited interim consolidated statements of income. The following table provides details related to the fair value of acquired PCD loans.

(In thousands)	PCD Loans
Par value of PCD loans at acquisition	$219,076
Allowance for credit losses at acquisition	5,772
Discount at acquisition	(24,512)
Fair value of PCD loans at acquisition	$200,336

Direct costs related to the acquisition were expensed as incurred. Acquisition integration-related expenses were $7.9 million and $9.7 million during the three and nine months ended September 30, 2023, respectively. These amounts have been separately stated in the unaudited interim consolidated statements of income and are included in operating activities in the unaudited interim consolidated statements of cash flows.

Supplemental Pro Forma Financial Information (Unaudited)

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and nine months ended September 30, 2023, as if Salisbury had been acquired on January 1, 2023. This unaudited pro forma information combines the historical results of Salisbury with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Pro Forma (Unaudited)
	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2023
Total revenue, net of interest expense	$130,881	$404,580
Net income	12,182	81,859

Other Acquisitions

In July 2024, the Company, through its subsidiary, NBT Insurance Agency, LLC, a full-service insurance agency, completed the acquisition of substantially all of the assets of Karl W. Reynard, Inc. located in Stamford, NY for a total consideration of $1.2 million. Karl W. Reynard, Inc. was a long-established property and casualty agency offering personal and commercial lines. This strategic acquisition expands the presence of NBT Insurance Agency, LLC in the Catskills, where the agency and the Bank are well established. As part of the acquisition, the Company recorded goodwill of $0.2 million and a $1.0 million contingent consideration recorded in other liabilities on the unaudited interim consolidated balance sheets.

In July 2023, the Company, through its subsidiary, EPIC Advisors Inc., completed its acquisition of certain assets of Retirement Direct, LLC, a retirement plan administration business based near Charlotte, North Carolina for a total consideration of $2.8 million. As part of the acquisition, the Company recorded goodwill of $0.9 million and a $1.0 million contingent consideration recorded in other liabilities on the unaudited interim consolidated balance sheets.

The operating results of the acquired companies are included in the consolidated results after the date of acquisition.

5.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2024
U.S. treasury	$133,704	$118	$(5,284)	$128,538
Federal agency	248,357	-	(25,718)	222,639
State & municipal	95,657	7	(6,761)	88,903
Mortgage-backed:
Government-sponsored enterprises	387,388	138	(33,068)	354,458
U.S. government agency securities	72,076	14	(4,824)	67,266
Collateralized mortgage obligations:
Government-sponsored enterprises	478,051	303	(36,269)	442,085
U.S. government agency securities	184,570	116	(22,642)	162,044
Corporate	48,472	-	(5,067)	43,405
Total AFS securities	$1,648,275	$696	$(139,633)	$1,509,338
As of December 31, 2023
U.S. treasury	$133,302	$-	$(8,278)	$125,024
Federal agency	248,384	-	(33,644)	214,740
State & municipal	96,251	11	(9,956)	86,306
Mortgage-backed:
Government-sponsored enterprises	399,532	7	(44,264)	355,275
U.S. government agency securities	74,281	14	(7,302)	66,993
Collateralized mortgage obligations:
Government-sponsored enterprises	452,715	15	(48,257)	404,473
U.S. government agency securities	162,171	-	(25,100)	137,071
Corporate	48,442	-	(7,466)	40,976
Total AFS securities	$1,615,078	$47	$(184,267)	$1,430,858

There was no allowance for credit losses on AFS securities as of September 30, 2024 and December 31, 2023.

During the three months ended September 30, 2024 and September 30, 2023, no gains or losses were reclassified out of AOCI and into earnings. During the nine months ended September 30, 2023, there were $4.5 million of gross realized losses reclassified out of AOCI and into earnings and the Company incurred a $5.0 million loss on the write-off of an AFS corporate debt security from a subordinated debt investment of a financial institution that failed. The $5.0 million loss was reclassified out of AOCI and into earnings in net securities gains (losses) in the unaudited interim consolidated statements of income. During the nine months ended September 30, 2024, the Company sold the previously written-off security and recognized a gain of $2.3 million into earnings in net securities gains (losses) in the unaudited interim consolidated statements of income.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2024
Federal agency	$100,000	$-	$(14,264)	$85,736
Mortgage-backed:
Government-sponsored enterprises	213,569	-	(26,732)	186,837
U.S. government agency securities	15,616	2	(139)	15,479
Collateralized mortgage obligations:
Government-sponsored enterprises	172,596	84	(8,240)	164,440
U.S. government agency securities	61,657	-	(9,481)	52,176
State & municipal	291,503	169	(14,472)	277,200
Total HTM securities	$854,941	$255	$(73,328)	$781,868
As of December 31, 2023
Federal agency	$100,000	$-	$(17,784)	$82,216
Mortgage-backed:
Government-sponsored enterprises	228,720	-	(31,613)	197,107
U.S. government agency securities	17,086	3	(566)	16,523
Collateralized mortgage obligations:
Government-sponsored enterprises	187,457	57	(12,021)	175,493
U.S. government agency securities	63,878	-	(10,908)	52,970
State & municipal	308,126	211	(18,122)	290,215
Total HTM securities	$905,267	$271	$(91,014)	$814,524

At September 30, 2024 and December 31, 2023, all of the mortgage-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities.

The Company recorded no gains from calls on HTM securities for the three and nine months ended September 30, 2024 and 2023.

AFS and HTM securities with amortized costs totaling $1.88 billion at September 30, 2024 and $2.03 billion at December 31, 2023, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at September 30, 2024 and December 31, 2023, AFS and HTM securities with an amortized cost totaling $190.7 million and $177.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Three Months Ended September 30,
(In thousands)	2024	2023
Net gains (losses) recognized on equity securities	$476	$(183)
Less: Net gains (losses) recognized on equity securities sold during the period	-	-
Unrealized gains (losses) recognized on equity securities still held	$476	$(183)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net gains (losses) recognized on equity securities	$283	$(372)
Less: Net gains (losses) recognized on equity securities sold during the period	-	-
Unrealized gains (losses) recognized on equity securities still held	$283	$(372)

As of September 30, 2024 and December 31, 2023, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no credit concerns as of September 30, 2024 and 2023. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and nine months ended September 30, 2024 and 2023.

The following table sets forth information with regard to contractual maturities of debt securities at September 30, 2024:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$40,409	$40,282
From one to five years	637,648	590,469
From five to ten years	244,195	224,850
After ten years	726,023	653,737
Total AFS debt securities	$1,648,275	$1,509,338
HTM debt securities:
Within one year	$94,236	$94,130
From one to five years	143,062	139,223
From five to ten years	218,104	194,873
After ten years	399,539	353,642
Total HTM debt securities	$854,941	$781,868

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2024 and December 31, 2023.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities were in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of September 30, 2024
AFS securities:
U.S. treasury	$-	$-	-	$118,430	$(5,284)	7	$118,430	$(5,284)	7
Federal agency	-	-	-	222,639	(25,718)	16	222,639	(25,718)	16
State & municipal	-	-	-	88,132	(6,761)	66	88,132	(6,761)	66
Mortgage-backed	15,893	(47)	2	389,558	(37,845)	153	405,451	(37,892)	155
Collateralized mortgage obligations	36,841	(74)	5	510,166	(58,837)	119	547,007	(58,911)	124
Corporate	1,455	(24)	1	41,950	(5,043)	14	43,405	(5,067)	15
Total securities with unrealized losses	$54,189	$(145)	8	$1,370,875	$(139,488)	375	$1,425,064	$(139,633)	383
HTM securities:
Federal agency	$-	$-	-	$85,736	$(14,264)	4	$85,736	$(14,264)	4
Mortgage-backed	-	-	-	202,256	(26,871)	34	202,256	(26,871)	34
Collateralized mortgage obligation	-	-	-	208,993	(17,721)	52	208,993	(17,721)	52
State & municipal	2,908	(2)	3	174,003	(14,470)	187	176,911	(14,472)	190
Total securities with unrealized losses	$2,908	$(2)	3	$670,988	$(73,326)	277	$673,896	$(73,328)	280
As of December 31, 2023
AFS securities:
U.S. treasury	$-	$-	-	$125,024	$(8,278)	8	$125,024	$(8,278)	8
Federal agency	-	-	-	214,740	(33,644)	16	214,740	(33,644)	16
State & municipal	-	-	-	85,528	(9,956)	66	85,528	(9,956)	66
Mortgage-backed	53	(1)	7	421,259	(51,565)	156	421,312	(51,566)	163
Collateralized mortgage obligations	1,333	(6)	2	536,678	(73,351)	118	538,011	(73,357)	120
Corporate	1,379	(75)	1	39,597	(7,391)	14	40,976	(7,466)	15
Total securities with unrealized losses	$2,765	$(82)	10	$1,422,826	$(184,185)	378	$1,425,591	$(184,267)	388
HTM securities:
Federal agency	$-	$-	-	$82,216	$(17,784)	4	$82,216	$(17,784)	4
Mortgage-backed	12,221	(365)	1	201,320	(31,814)	33	213,541	(32,179)	34
Collateralized mortgage obligations	-	-	-	219,820	(22,929)	54	219,820	(22,929)	54
State & municipal	14,422	(127)	21	171,904	(17,995)	189	186,326	(18,122)	210
Total securities with unrealized losses	$26,643	$(492)	22	$675,260	$(90,522)	280	$701,903	$(91,014)	302

The Company does not believe that the AFS securities in an unrealized loss position as of September 30, 2024 and December 31, 2023, which consisted of 383 and 388 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of September 30, 2024 and December 31, 2023, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to, nor is it more likely than not that the Company will be required to sell these securities before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude AIR from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $4.1 million at September 30, 2024 and $3.9 million at December 31, 2023, and is excluded from the estimate of credit losses and is reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of September 30, 2024 and December 31, 2023. There was no accrued interest reversed against interest income for the three and nine months ended September 30, 2024 or the year ended December 31, 2023 as all securities remained in accrual status. In addition, there were no collateral-dependent HTM debt securities as of September 30, 2024 and December 31, 2023. There was no allowance for credit losses on HTM securities as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, 66% of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free,” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2024 and December 31, 2023. The remaining HTM debt securities at September 30, 2024 and December 31, 2023 were comprised of state and municipal obligations with bond ratings of A to AAA. Based on the Company's CECL methodology, the expected credit loss on the HTM municipal bond portfolio was deemed immaterial, therefore no allowance for credit loss was recorded as of September 30, 2024 and December 31, 2023. AIR on HTM debt securities totaled $3.8 million at September 30, 2024 and $4.7 million at December 31, 2023 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.
6.	Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

(In thousands)	September 30, 2024	December 31, 2023
Commercial & industrial	$1,458,926	$1,354,248
Commercial real estate	3,792,498	3,626,910
Residential real estate	2,143,766	2,125,804
Home equity	328,687	337,214
Indirect auto	1,235,175	1,130,132
Residential solar	839,659	917,755
Other consumer	108,330	158,650
Total loans	$9,907,041	$9,650,713

Included in the above loans are net deferred loan origination (fees) costs totaling ($72.8) million and ($98.2) million at September 30, 2024 and December 31, 2023, respectively.

7.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $119.5 million at September 30, 2024, compared to $114.4 million at December 31, 2023. The allowance for credit losses as a percentage of loans was 1.21% at September 30, 2024, compared to 1.19% at December 31, 2023.

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

The quantitative model as of September 30, 2024 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At September 30, 2024, the weightings were 80% and 20% for the baseline and downside economic forecasts, respectively. The baseline outlook reflects an economic environment where the Northeast unemployment rate increases slightly but remains around 4.1% during the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the fourth quarter of 2024 at approximately 3.9% and remains relatively stable during the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates at the September and December meetings, the economy remaining at full employment, and continued tapering of the Federal Reserve balance sheet. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.0% in the third quarter of 2024 to a peak of 7.5% in the fourth quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of September 30, 2024. Additional adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation, and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth, and policy exceptions was also conducted.

The quantitative model as of June 30, 2024 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At June 30, 2024, the weightings were 80% and 20% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected an economic environment where the Northeast unemployment rate increases slightly from 4.0% to 4.1% during the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the third quarter of 2024 at approximately 3.7% and increase slightly to 3.8% before the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with two 25 basis point cuts at the September and December meetings, the economy remaining at full employment, and continued tapering of the Federal Reserve balance sheet. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.0% in the second quarter of 2024 to a peak of 7.2% in the fourth quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2024. Additional adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation, and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth, and policy exceptions was also conducted.

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

There were no loans purchased with credit deterioration during the nine months ended September 30, 2024. There were $219.5 million of PCD loans acquired from Salisbury during the year ended December 31, 2023, which resulted in an allowance for credit losses at acquisition of $5.8 million. During the nine months ended September 30, 2024, the Company purchased $2.0 million of residential loans at a 7.0% premium with a $20 thousand allowance for credit losses recorded for these loans. During 2023, the Company purchased $3.8 million of residential loans at a 7.0% premium with a $31 thousand allowance for credit losses recorded for these loans.

The Company made a policy election to report AIR in the other assets line item on the consolidated balance sheets. AIR on loans totaled $34.2 million at September 30, 2024 and $34.1 million at December 31, 2023 with no estimated allowance for credit losses related to AIR as of September 30, 2024 and December 31, 2023 as it is excluded from amortized cost.

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

The following tables present the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of June 30, 2024	$46,708	$47,918	$25,874	$120,500
Charge-offs	(1,117)	(4,926)	(34)	(6,077)
Recoveries	275	1,789	93	2,157
Provision	1,372	835	713	2,920
Ending balance as of September 30, 2024	$47,238	$45,616	$26,646	$119,500

Balance as of June 30, 2023	$36,963	$47,883	$15,554	$100,400
Allowance for credit loss on PCD acquired loans	5,300	19	453	5,772
Charge-offs	(138)	(6,167)	(16)	(6,321)
Recoveries	474	1,549	94	2,117
Provision	4,121	3,990	4,522	12,633
Ending balance as of September 30, 2023	$46,720	$47,274	$20,607	$114,601

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2023	$45,903	$46,427	$22,070	$114,400
Charge-offs	(2,401)	(15,835)	(148)	(18,384)
Recoveries	765	4,999	322	6,086
Provision	2,971	10,025	4,402	17,398
Ending balance as of September 30, 2024	$47,238	$45,616	$26,646	$119,500

Balance as of January 1, 2023 (after adoption of ASU 2022-02)	$34,662	$50,951	$14,539	$100,152
Allowance for credit loss on PCD acquired loans	5,300	19	453	5,772
Charge-offs	(514)	(16,346)	(460)	(17,320)
Recoveries	1,112	4,367	370	5,849
Provision	6,160	8,283	5,705	20,148
Ending balance as of September 30, 2023	$46,720	$47,274	$20,607	$114,601

The allowance for credit losses as of September 30, 2024 was consistent with the allowance estimates as of June 30, 2024 and increased compared to the allowance estimates as of December 31, 2023. The increase from December 31, 2023 was primarily due to providing for current year loan growth, the slowing of prepayment speed assumptions, including the changes in prepayment model assumptions and an additional specific reserve established in the second quarter of 2024 relating to a commercial relationship individually evaluated for credit loss. These increases to the allowance for credit losses were partially offset by the change in forecast scenario weightings from 70% baseline and 30% downside to 80% baseline and 20% downside, and the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status.

The allowance for credit losses as of September 30, 2023 incorporated the recording of $14.5 million of allowance for acquired Salisbury loans as of the acquisition date, which included both the $8.8 million of non-PCD allowance recognized through the provision for loan losses and the $5.8 million of PCD allowance reclassified from loans.

Individually Evaluated Loans

The threshold for evaluating classified, commercial and commercial real estate loans risk graded substandard or doubtful, and nonperforming loans individually evaluated for credit loss is $1.0 million. As of September 30, 2024, two relationships were identified for individual credit loss evaluation which had an amortized cost basis of $16.6 million, with $1.7 million of allowance for credit loss. As of December 31, 2023, the same two relationships were identified for individual credit loss evaluation which had an amortized cost basis of $17.3 million, with no allowance for credit loss. As of September 30, 2024 and December 31, 2023, there were $1.3 million and $17.3 million, respectively, of loans in nonaccrual status that were individually evaluated for expected credit loss without an allowance for credit losses.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of September 30, 2024
Commercial loans:
C&I	$2,485	$97	$-	$2,582	$2,452	$1,455,471	$1,460,505
CRE	5,439	133	-	5,572	18,009	3,595,502	3,619,083
Total commercial loans	$7,924	$230	$-	$8,154	$20,461	$5,050,973	$5,079,588
Consumer loans:
Auto	$10,200	$1,757	$919	$12,876	$1,679	$1,189,734	$1,204,289
Residential solar	2,973	1,837	1,284	6,094	190	833,375	839,659
Other consumer	1,626	1,029	754	3,409	304	119,995	123,708
Total consumer loans	$14,799	$4,623	$2,957	$22,379	$2,173	$2,143,104	$2,167,656
Residential	$3,850	$465	$1,024	$5,339	$10,704	$2,643,754	$2,659,797
Total loans	$26,573	$5,318	$3,981	$35,872	$33,338	$9,837,831	$9,907,041

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2023
Commercial loans:
C&I	$414	$33	$1	$448	$3,441	$1,393,616	$1,397,505
CRE	803	835	-	1,638	18,126	3,413,984	3,433,748
Total commercial loans	$1,217	$868	$1	$2,086	$21,567	$4,807,600	$4,831,253
Consumer loans:
Auto	$10,115	$2,011	$1,067	$13,193	$2,106	$1,084,143	$1,099,442
Residential solar	3,074	1,301	915	5,290	245	912,220	917,755
Other consumer	2,343	1,811	1,124	5,278	215	164,867	170,360
Total consumer loans	$15,532	$5,123	$3,106	$23,761	$2,566	$2,161,230	$2,187,557
Residential	$3,836	$399	$554	$4,789	$10,080	$2,617,034	$2,631,903
Total loans	$20,585	$6,390	$3,661	$30,636	$34,213	$9,585,864	$9,650,713

Credit Quality Indicators

The Company has developed an internal loan grading system to evaluate and quantify the Company’s loan portfolio with respect to quality and risk, focusing on, among other things, borrowers financial strength, experience and depth of borrower’s management, primary and secondary sources of repayment, payment history, nature of the business and industry outlook. The internal grading system enables the Company to monitor the quality of the entire loan portfolio on a consistent basis and provide management with an early warning system, which facilitates recognition and response to problem loans and potential problem loans.

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

The following tables illustrate the Company’s credit quality by loan class by vintage and includes gross charge-offs by loan class by vintage. Included in other consumer gross charge-offs for the nine months ended September 30, 2024, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2023 originations and $0.5 million in overdrawn deposit accounts reported as 2024 originations. Included in other consumer gross charge-offs for the year ended December 31, 2023, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2022 originations and $0.8 million in overdrawn deposit accounts reported as 2023 originations.

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2024
C&I
By internally assigned grade:
Pass	$205,707	$185,044	$210,068	$193,872	$128,275	$106,919	$354,396	$1,006	$1,385,287
Special mention	-	3,627	4,333	354	3,273	1,237	29,624	156	42,604
Substandard	1,574	3,590	2,234	1,465	210	5,108	18,208	107	32,496
Doubtful	-	86	2	30	-	-	-	-	118
Total C&I	$207,281	$192,347	$216,637	$195,721	$131,758	$113,264	$402,228	$1,269	$1,460,505
Current-period gross charge-offs	$-	$(60)	$(970)	$(46)	$-	$(1,325)	$-	$-	$(2,401)
CRE
By internally assigned grade:
Pass	$320,351	$340,273	$531,189	$528,054	$425,647	$954,218	$304,846	$59,356	$3,463,934
Special mention	1,086	5,838	13,492	5,873	5,137	18,463	2,156	1,135	53,180
Substandard	-	1,056	19,195	17,812	3,353	58,387	1,666	500	101,969
Total CRE	$321,437	$347,167	$563,876	$551,739	$434,137	$1,031,068	$308,668	$60,991	$3,619,083
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Auto
By payment activity:
Performing	$428,158	$356,542	$267,785	$104,174	$24,059	$20,973	$-	$-	$1,201,691
Nonperforming	330	688	803	537	147	93	-	-	2,598
Total auto	$428,488	$357,230	$268,588	$104,711	$24,206	$21,066	$-	$-	$1,204,289
Current-period gross charge-offs	$(76)	$(1,047)	$(1,266)	$(692)	$(74)	$(292)	$-	$-	$(3,447)
Residential solar
By payment activity:
Performing	$2,835	$126,251	$405,550	$169,484	$58,968	$75,097	$-	$-	$838,185
Nonperforming	-	28	1,086	120	87	153	-	-	1,474
Total residential solar	$2,835	$126,279	$406,636	$169,604	$59,055	$75,250	$-	$-	$839,659
Current-period gross charge-offs	$-	$(441)	$(3,152)	$(582)	$(103)	$(561)	$-	$-	$(4,839)
Other consumer
By payment activity:
Performing	$14,484	$7,740	$15,144	$32,682	$13,025	$18,494	$21,058	$23	$122,650
Nonperforming	-	39	239	419	116	224	1	20	1,058
Total other consumer	$14,484	$7,779	$15,383	$33,101	$13,141	$18,718	$21,059	$43	$123,708
Current-period gross charge-offs	$(473)	$(311)	$(1,706)	$(3,493)	$(831)	$(735)	$-	$-	$(7,549)
Residential
By payment activity:
Performing	$141,624	$221,221	$369,507	$432,012	$252,908	$956,789	$258,040	$15,968	$2,648,069
Nonperforming	-	796	319	1,782	190	8,552	-	89	11,728
Total residential	$141,624	$222,017	$369,826	$433,794	$253,098	$965,341	$258,040	$16,057	$2,659,797
Current-period gross charge-offs	$-	$(34)	$-	$-	$-	$(114)	$-	$-	$(148)
Total loans	$1,116,149	$1,252,819	$1,840,946	$1,488,670	$915,395	$2,224,707	$989,995	$78,360	$9,907,041
Current-period gross charge-offs	$(549)	$(1,893)	$(7,094)	$(4,813)	$(1,008)	$(3,027)	$-	$-	$(18,384)

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
C&I
By internally assigned grade:
Pass	$229,249	$270,796	$241,993	$158,051	$74,469	$63,826	$299,248	$2,923	$1,340,555
Special mention	420	1,672	277	3,524	87	1,854	19,489	-	27,323
Substandard	1,496	2,461	1,609	282	2,266	5,632	14,266	1,607	29,619
Doubtful	-	1	2	-	4	1	-	-	8
Total C&I	$231,165	$274,930	$243,881	$161,857	$76,826	$71,313	$333,003	$4,530	$1,397,505
Current-period gross charge-offs	$(24)	$(3,021)	$(5)	$(86)	$-	$(600)	$-	$-	$(3,736)
CRE
By internally assigned grade:
Pass	$353,161	$518,201	$561,897	$452,110	$327,804	$739,189	$294,039	$33,705	$3,280,106
Special mention	3,577	4,472	10,711	7,055	9,967	39,460	2,970	-	78,212
Substandard	370	731	21,807	1,146	2,996	37,418	10,962	-	75,430
Total CRE	$357,108	$523,404	$594,415	$460,311	$340,767	$816,067	$307,971	$33,705	$3,433,748
Current-period gross charge-offs	$-	$-	$-	$-	$(114)	$(304)	$-	$-	$(418)
Auto
By payment activity:
Performing	$474,369	$363,516	$157,251	$42,644	$45,406	$13,071	$12	$-	$1,096,269
Nonperforming	532	1,241	830	190	306	74	-	-	3,173
Total auto	$474,901	$364,757	$158,081	$42,834	$45,712	$13,145	$12	$-	$1,099,442
Current-period gross charge-offs	$(102)	$(1,183)	$(1,066)	$(340)	$(301)	$(295)	$-	$-	$(3,287)
Residential solar
By payment activity:
Performing	$155,425	$430,855	$178,839	$65,382	$46,554	$39,540	$-	$-	$916,595
Nonperforming	-	837	205	18	47	53	-	-	1,160
Total residential solar	$155,425	$431,692	$179,044	$65,400	$46,601	$39,593	$-	$-	$917,755
Current-period gross charge-offs	$(150)	$(1,930)	$(923)	$(45)	$(558)	$(345)	$-	$-	$(3,951)
Other consumer
By payment activity:
Performing	$13,089	$27,394	$57,876	$21,087	$14,548	$15,964	$19,042	$21	$169,021
Nonperforming	-	244	685	144	56	161	4	45	1,339
Total other consumer	$13,089	$27,638	$58,561	$21,231	$14,604	$16,125	$19,046	$66	$170,360
Current-period gross charge-offs	$(885)	$(3,744)	$(7,511)	$(1,329)	$(832)	$(568)	$-	$-	$(14,869)
Residential
By payment activity:
Performing	$212,799	$366,860	$453,206	$267,845	$167,860	$876,563	$260,836	$15,300	$2,621,269
Nonperforming	134	430	1,121	385	591	7,460	-	513	10,634
Total residential	$212,933	$367,290	$454,327	$268,230	$168,451	$884,023	$260,836	$15,813	$2,631,903
Current-period gross charge-offs	$-	$-	$(81)	$(30)	$-	$(406)	$-	$-	$(517)
Total loans	$1,444,621	$1,989,711	$1,688,309	$1,019,863	$692,961	$1,840,266	$920,868	$54,114	$9,650,713
Current-period gross charge-offs	$(1,161)	$(9,878)	$(9,586)	$(1,830)	$(1,805)	$(2,518)	$-	$-	$(26,778)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for losses on unfunded commitments totaled $4.6 million as of September 30, 2024, compared to $5.1 million as of December 31, 2023.

The reserve for unfunded loan commitments was $0.3 million for three months ended September 30, 2024, compared to ($0.4) million in the prior quarter and $0.5 million for the same period in the prior year. Included in the reserve for unfunded loan commitments for the three months ended September 30, 2023, was $0.8 million of acquisition-related provision for unfunded loan commitments due to the Salisbury acquisition. The reserve for unfunded loan commitments was ($0.6) million for the nine months ended September 30, 2024, compared to ($0.3) million for the nine months ended September 30, 2023.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended September 30, 2024
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$576	0.022%	$254	0.010%
Total	$576		$254

	Three Months Ended September 30, 2023
	Term Extension		Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$145	0.006%	$31	0.001%
Total	$145		$31

	Nine Months Ended September 30, 2024
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$1,054	0.040%	$284	0.011%
Total	$1,054		$284

	Nine Months Ended September 30, 2023
	Term Extension		Interest Rate Reduction		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$386	0.015%	$31	0.001%	$165	0.006%
Total	$386		$31		$165

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulties:

Three Months Ended September 30, 2024
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 8.2 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 0.25%

Three Months Ended September 30, 2023
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 17 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 1%

Nine Months Ended September 30, 2024
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 6.5 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 0.6%

Nine Months Ended September 30, 2023
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 15 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 2.25%

There were no financing receivables that had a payment default during the three months ended September 30, 2024, that were modified to borrowers experiencing financial difficulty modified in the twelve months prior to that default. There were $171 thousand in financing receivables with term extension modifications that had payment defaults during the nine months ended September 30, 2024, that were modified to borrowers experiencing financial difficulty modified in the twelve months prior to that default. There were no financing receivables that had a payment default during the three and nine months ended September 30, 2023, that were modified to borrowers experiencing financial difficulty modified in the twelve months prior to that default.

The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of September 30, 2024
Residential	$1,232	$-	$-	$163
Total	$1,232	$-	$-	$163
8.	Short-Term Borrowings

In addition to the liquidity provided by balance sheet cash flows, liquidity must also be supplemented with additional sources such as credit lines from correspondent banks as well as borrowings from the FHLB and the Federal Reserve Bank. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements and brokered CD accounts.

Information related to short-term borrowings is summarized as follows:

(In thousands)	September 30, 2024	December 31, 2023
Securities sold under repurchase agreements	$104,959	$93,651
Other short-term borrowings	100,000	293,000
Total short-term borrowings	$204,959	$386,651

See Note 5 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

9.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at September 30, 2024. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the Pension Benefits and Other Benefits plans during the three and nine months ended September 30, 2024 and 2023.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Components of net periodic cost:
Service cost	$552	$476	$1	$1
Interest cost	1,007	999	58	56
Expected return on plan assets	(1,972)	(1,844)	-	-
Net amortization	472	669	(1)	(21)
Total net periodic cost	$59	$300	$58	$36

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Components of net periodic cost:
Service cost	$1,579	$1,440	$3	$3
Interest cost	3,018	3,019	168	168
Expected return on plan assets	(5,937)	(5,550)	-	-
Net amortization	2,377	2,009	(3)	(63)
Total net periodic cost	$1,037	$918	$168	$108

The service cost component of the net periodic cost is included in Salaries and Employee Benefits and the interest cost, expected return on plan assets and net amortization components are included in Other Noninterest Expense on the unaudited interim consolidated statements of income.

10.	Earnings Per Share

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended September 30,
(In thousands, except per share data)	2024	2023
Basic EPS:
Weighted average common shares outstanding	47,172	45,163
Net income available to common stockholders	$38,097	$24,606
Basic EPS	$0.81	$0.54

Diluted EPS:
Weighted average common shares outstanding	47,172	45,163
Dilutive effect of common stock options and restricted stock	301	236
Weighted average common shares and common share equivalents	47,473	45,399
Net income available to common stockholders	$38,097	$24,606
Diluted EPS	$0.80	$0.54

Anti-dilutive stock options and restricted stock outstanding	-	27

	Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023
Basic EPS:
Weighted average common shares outstanding	47,159	43,662
Net income available to common stockholders	$104,636	$88,336
Basic EPS	$2.22	$2.02

Diluted EPS:
Weighted average common shares outstanding	47,159	43,662
Dilutive effect of common stock options and restricted stock	251	234
Weighted average common shares and common share equivalents	47,410	43,896
Net income available to common stockholders	$104,636	$88,336
Diluted EPS	$2.21	$2.01

Anti-dilutive stock options and restricted stock outstanding	1	25

11.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	September 30, 2024	September 30, 2023
AFS securities:
Amortization of unrealized gains related to securities transfer	$87	$105	Interest income
Tax effect	$(21)	$(26)	Income tax (benefit)
Net of tax	$66	$79
Pension and other benefits:
Amortization of net losses	$474	$638	Other noninterest expense
Amortization of prior service costs	(3)	10	Other noninterest expense
Tax effect	$(118)	$(162)	Income tax (benefit)
Net of tax	$353	$486
Total reclassifications, net of tax	$419	$565

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line item in the Consolidated Statements of Comprehensive Income (Loss)
	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023
AFS securities:
Losses on AFS securities	$-	$9,450	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	274	328	Interest income
Tax effect	$(68)	$(2,445)	Income tax (benefit)
Net of tax	$206	$7,333
Pension and other benefits:
Amortization of net losses	$2,382	$1,918	Other noninterest expense
Amortization of prior service costs	(8)	28	Other noninterest expense
Tax effect	$(594)	$(487)	Income tax (benefit)
Net of tax	$1,780	$1,459
Total reclassifications, net of tax	$1,986	$8,792

12.	Derivative Instruments and Hedging Activities

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

As of September 30, 2024 and December 31, 2023, the Company had twenty and twelve risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of September 30, 2024
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,393,024	Other assets	$80,351	$1,393,024	Other liabilities	$80,218
Risk participation agreements	91,093	Other assets	136	19,740	Other liabilities	8
Total derivatives not designated as hedging instruments			$80,487			$80,226
Netting adjustments(1)			17,120			(10)
Net derivatives in the balance sheet			$63,367			$80,236
Derivatives not offset on the balance sheet			$9,696			$9,696
Cash collateral(2)			-			-
Net derivative amounts			$53,671			$70,540
As of December 31, 2023
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,303,711	Other assets	$95,972	$1,303,711	Other liabilities	$95,869
Risk participation agreements	62,112	Other assets	19	16,146	Other liabilities	6
Total derivatives not designated as hedging instruments			$95,991			$95,875
Netting adjustments(1)			20,849			-
Net derivatives in the balance sheet			$75,142			$95,875
Derivatives not offset on the balance sheet			$2,930			$2,930
Cash collateral(2)			-			-
Net derivative amounts			$72,212			$92,945
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

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Increase (decrease) in other income	$65	$(65)	$151	$(65)

13.	Fair Value Measurements and Fair Value of Financial Instruments

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	September 30, 2024
Assets:
AFS securities:
U.S. treasury	$128,538	$-	$-	$128,538
Federal agency	-	222,639	-	222,639
State & municipal	-	88,903	-	88,903
Mortgage-backed	-	421,724	-	421,724
Collateralized mortgage obligations	-	604,129	-	604,129
Corporate	-	43,405	-	43,405
Total AFS securities	$128,538	$1,380,800	$-	$1,509,338
Equity securities	40,974	1,000	-	41,974
Derivatives	-	63,367	-	63,367
Total	$169,512	$1,445,167	$-	$1,614,679
Liabilities:
Derivatives	$-	$80,236	$-	$80,236
Total	$-	$80,236	$-	$80,236

(In thousands)	Level 1	Level 2	Level 3	December 31, 2023
Assets:
AFS securities:
U.S. treasury	$125,024	$-	$-	$125,024
Federal agency	-	214,740	-	214,740
State & municipal	-	86,306	-	86,306
Mortgage-backed	-	422,268	-	422,268
Collateralized mortgage obligations	-	541,544	-	541,544
Corporate	-	40,976	-	40,976
Total AFS securities	$125,024	$1,305,834	$-	$1,430,858
Equity securities	36,591	1,000	-	37,591
Derivatives	-	75,142	-	75,142
Total	$161,615	$1,381,976	$-	$1,543,591
Liabilities:
Derivatives	$-	$95,875	$-	$95,875
Total	$-	$95,875	$-	$95,875

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. Loans with fair value of $3.0 million as of September 30, 2024 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. There were no loans individually evaluated for expected credit losses where the amortized cost was adjusted to fair value as of December 31, 2023. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		September 30, 2024		December 31, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$854,941	$781,868	$905,267	$814,524
Net loans	3	9,791,254	9,536,670	9,539,684	9,216,162
Financial liabilities:
Time deposits	2	$1,433,124	$1,424,694	$1,324,709	$1,285,999
Long-term debt	2	29,682	29,666	29,796	29,416
Subordinated debt	1	121,138	117,140	120,380	113,757
Junior subordinated debt	2	101,196	103,968	101,196	102,337

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

Subordinated Debt

The fair value of subordinated debt has been measured using the observable market price as of the period reported.

Junior Subordinated Debt

The fair value of junior subordinated debt has been estimated using a discounted cash flow analysis.

14.	Commitments and Contingencies

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $2.86 billion at September 30, 2024 and $2.68 billion at December 31, 2023.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $47.5 million at September 30, 2024 and $44.7 million at December 31, 2023. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s standby letters of credit was not significant.

NBT BANCORP INC. AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023 for an understanding of the following discussion and analysis. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of the full year ending December 31, 2024 or any future period.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions, including actual or potential stress in the banking industry, and the impact they may have on the Company and its customers, and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the FRB; (5) inflation, interest rates, securities market and monetary fluctuations; (6) political instability; (7) acts of war, including international military conflicts, or terrorism; (8) the timely development and acceptance of new products and services and the perceived overall value of these products and services by users; (9) changes in consumer spending, borrowing and saving habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisition and integration of acquired businesses; (13) governmental approvals of the Evans merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; (14) the shareholders of Evans may fail to approve the merger; (15) the ability to increase market share and control expenses; (16) changes in the competitive environment among financial holding companies; (17) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, and the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; (18) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the FASB and other accounting standard setters; (19) changes in the Company’s organization, compensation and benefit plans; (20) the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; (21) greater than expected costs or difficulties related to the integration of new products and lines of business; and (22) the Company’s success at managing the risks involved in the foregoing items.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of September 30, 2024, the quantitative model incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At September 30, 2024, the weightings were 80% and 20% for the baseline and downside economic forecasts, respectively. The baseline outlook reflects an economic environment where the Northeast unemployment rate increases slightly but remains around 4.1% during the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the fourth quarter of 2024 at approximately 3.9% and remains relatively stable during the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates at the September and December meetings, the economy remaining at full employment, and continued tapering of the Federal Reserve balance sheet. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.0% in the third quarter of 2024 to a peak of 7.5% in the fourth quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of September 30, 2024. Additional adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation, and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth, and policy exceptions was also conducted. To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of September 30, 2024, the Company attributed the change in scenario weightings to the change in the allowance for credit losses, with a 10% decrease to the downside scenario and a 10% increase to the baseline scenario causing a 4% decrease in the overall estimated allowance for credit losses. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of September 30, 2024, the Company increased the downside scenario to 100% which resulted in a 33% increase in the overall estimated allowance for credit losses.

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

Evans Bancorp, Inc. Merger

On September 9, 2024, the Company and the Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Evans and Evans Bank, Evans’s subsidiary, pursuant to which the Company will acquire Evans. Evans, with assets of approximately $2.28 billion at September 30, 2024, is headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, is a federally-chartered national banking association with 18 banking locations in Western New York.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of each party, Evans will merge with and into the Company, with the Company as the surviving entity, and immediately thereafter, Evans Bank will merge with and into the Bank, with the Bank as the surviving bank (the “Merger”).

Under the terms of the Merger Agreement, each outstanding share of Evans common stock will be converted into the right to receive 0.91 shares of the Company’s common stock. The Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Evans, and is expected to close in the second quarter of 2025.

The Company incurred acquisition expenses related to the merger with Evans of $0.5 million for the three and nine months ended September 30, 2024.

Salisbury Bancorp, Inc. Merger

On August 11, 2023, NBT completed its acquisition of Salisbury. Salisbury Bank was a Connecticut-chartered commercial bank with 13 banking offices in northwestern Connecticut, the Hudson Valley region of New York, and southwestern Massachusetts. In connection with the acquisition, the Company issued 4.32 million shares of common stock and acquired approximately $1.46 billion of identifiable assets, including $1.18 billion of loans, $122.7 million in investment securities which were sold immediately after the merger, $31.2 million of core deposit intangibles and $4.7 million in a wealth management customer intangible, as well as $1.31 billion in deposits. As of the acquisition date, the fair value discount was $78.7 million for loans, net of the reclassification of the purchase credit deteriorated allowance, and was $3.0 million for subordinated debt. The Company established a $14.5 million allowance for acquired Salisbury loans which included both the $5.8 million allowance for PCD loans reclassified from loans and the $8.8 million allowance for non-PCD loans recognized through the provision for loan losses.

The Company incurred acquisition expenses related to the merger with Salisbury of $7.9 million for the three months ended September 30, 2023 and $9.7 million for the nine months ended September 30, 2023.

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

Net income for the three months ended September 30, 2024 was $38.1 million, up $13.5 million from the third quarter of 2023 and up $5.4 million from the second quarter of 2024. Diluted earnings per share were $0.80 for the three months ended September 30, 2024, up $0.26 from the third quarter of 2023 and up $0.11 from the second quarter of 2024. Net income for the nine months ended September 30, 2024 was $104.6 million, or $2.21 per diluted common share, up $16.3 million from $88.3 million, or $2.01 per diluted common share for the nine months ended September 30, 2023.

Operating net income(1), a non-GAAP measure, which excludes acquisition expenses, acquisition-related provision for credit losses and securities gains (losses), net of tax, was $38.1 million, or $0.80 per diluted common share, for the three months ended September 30, 2024, compared to $0.84 per diluted common share for the third quarter of 2023 and $0.69 per diluted common share for the second quarter of 2024. Operating net income(1), for the nine months ended September 30, 2024, was $103.1 million, or $2.17 per diluted common share, down $7.9 million from $110.9 million, or $2.53 per diluted common share for the nine months ended September 30, 2023.

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

The following information should be considered in connection with the Company’s results for the three and nine months ended September 30, 2024:

●
Net interest income for the three months ended September 30, 2024 was $101.7 million, up $6.8 million, or 7.1%, from the third quarter of 2023 and up $4.5 million, or 4.6%, from the second quarter of 2024. Net interest income for the nine months ended September 30, 2024 was $294.0 million, up $15.0 million, or 5.4%, from the same period in 2023.

●
The Company recorded a provision for loan losses of $2.9 million for the three months ended September 30, 2024, compared to $12.6 million in the third quarter of 2023 and $8.9 million in the second quarter of 2024. Provision for loan losses was $17.4 million for the nine months ended September 30, 2024 down $2.8 million from the same period in 2023. Included in the provision expense for the three and nine months ended September 30, 2023 was $8.8 million of acquisition-related provision for loan losses.

●
Excluding securities gains (losses), noninterest income represented 31% of total revenues and was $45.3 million for the three months ended September 30, 2024, up $4.9 million, or 12.1%, from the third quarter of 2023 and up $2.0 million, or 4.6%, from the second quarter of 2024. Excluding securities gains (losses), noninterest income was $131.8 million for the nine months ended September 30, 2024 up $18.3 million from the same period in 2023.

●
Noninterest expense, excluding acquisition expenses, was up $12.3 million, or 14.9%, from the third quarter of 2023 and was up $5.6 million, or 6.3%, from the second quarter of 2024. Noninterest expense, excluding acquisition expenses, for the nine months ended September 30, 2024, was up $37.4 million, or 15.6%, for the same period in 2023.

●	Period end total loans were $9.91 billion, up $256.3 million, or 3.5% annualized, from December 31, 2023.
●	Credit quality metrics including net charge-offs to average loans were 0.17%, annualized, and allowance for loan losses to total loans was 1.21%.
●	Period end total deposits were $11.59 billion, up $619.3 million, or 5.6%, from December 31, 2023.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Results of Operations

The following table sets forth certain financial highlights:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Performance:
Diluted earnings per share	$0.80	$0.69	$0.54	$2.21	$2.01
Return on average assets(2)	1.12%	0.98%	0.76%	1.04%	0.97%
Return on average equity(2)	10.21%	9.12%	7.48%	9.62%	9.54%
Return on average tangible common equity(2)	14.54%	13.23%	10.73%	13.89%	13.00%
Net interest margin, (FTE)(2)	3.27%	3.18%	3.21%	3.20%	3.34%
Capital:
Equity to assets	11.00%	10.83%	9.86%	11.00%	9.86%
Tangible equity ratio	8.36%	8.11%	7.15%	8.36%	7.15%
Book value per share	$32.26	$31.00	$28.94	$32.26	$28.94
Tangible book value per share	$23.83	$22.54	$20.39	$23.83	$20.39
Leverage ratio	10.29%	10.16%	10.23%	10.29%	10.23%
Common equity tier 1 capital ratio	11.86%	11.70%	11.31%	11.86%	11.31%
Tier 1 capital ratio	12.77%	12.61%	12.23%	12.77%	12.23%
Total risk-based capital ratio	15.02%	14.88%	14.45%	15.02%	14.45%

The following table provides non-GAAP reconciliations:

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Return on average tangible common equity:
Net income	$38,097	$32,716	$24,606	$104,636	$88,336
Amortization of intangible assets (net of tax)	1,547	1,600	1,206	4,772	1,952
Net income, excluding intangible amortization	$39,644	$34,316	$25,812	$109,408	$90,288
Average stockholders’ equity	$1,483,998	$1,443,351	$1,305,686	$1,452,433	$1,238,192
Less: average goodwill and other intangibles	399,113	399,968	350,912	400,275	309,309
Average tangible common equity	$1,084,885	$1,043,383	$954,774	$1,052,158	$928,883
Return on average tangible common equity(2)	14.54%	13.23%	10.73%	13.89%	13.00%
Tangible equity ratio:
Stockholders’ equity	$1,521,980	$1,461,955	$1,362,821	$1,521,980	$1,362,821
Intangibles	397,853	398,686	402,745	397,853	402,745
Assets	$13,839,552	$13,501,909	$13,827,628	$13,839,552	$13,827,628
Tangible equity ratio	8.36%	8.11%	7.15%	8.36%	7.15%
Tangible book value per share:
Stockholders’ equity	$1,521,980	$1,461,955	$1,362,821	$1,521,980	$1,362,821
Intangibles	397,853	398,686	402,745	397,853	402,745
Tangible equity	$1,124,127	$1,063,269	$960,076	$1,124,127	$960,076
Diluted common shares outstanding	47,177	47,165	47,088	47,177	47,088
Tangible book value per share	$23.83	$22.54	$20.39	$23.83	$20.39
Operating net income:
Net income	$38,097	$32,716	$24,606	$104,636	$88,336
Acquisition expenses	543	-	7,917	543	9,724
Acquisition-related provision for credit losses	-	-	8,750	-	8,750
Acquisition-related reserve for unfunded loan commitments	-	-	836	-	836
Securities (gains) losses	(476)	92	183	(2,567)	9,822
Adjustments to net income	$67	$92	$17,686	$(2,024)	$29,132
Adjustments to net income (net of tax)	$52	$72	$13,730	$(1,579)	$22,577
Operating net income	$38,149	$32,788	$38,336	$103,057	$110,913
Operating diluted earnings per share	$0.80	$0.69	$0.84	$2.17	$2.53
(2)	Annualized.

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

Net interest income was $101.7 million for the third quarter of 2024, up $4.5 million, or 4.6%, from the previous quarter. The FTE net interest margin was 3.27% for the three months ended September 30, 2024, an increase of 9 bps from the previous quarter. Interest income increased $5.5 million, or 3.6%, as the yield on average interest-earning assets increased 9 bps from the prior quarter to 5.01%, while average interest-earning assets of $12.45 billion increased $79.2 million from the prior quarter, primarily due to organic loan growth slightly offset by a decrease in the average balance of securities. Interest expense was up $1.0 million, or 1.8%, as the cost of interest-bearing liabilities increased 2 bps to 2.60% for the quarter ended September 30, 2024, driven by interest-bearing deposit costs increasing 6 bps, which were partially offset by lower average balances of short-term borrowings. Included in net interest income was $2.7 million of acquisition-related net accretion for the three months ended September 30, 2024 and $2.6 million of acquisition-related net accretion for the three months ended June 30, 2024.

Net interest income was $101.7 million for the third quarter of 2024, up $6.8 million, or 7.1%, from the third quarter of 2023. The FTE net interest margin was 3.27% for the three months ended September 30, 2024, an increase of 6 bps from the third quarter of 2023. Interest income increased $19.1 million, or 14.0%, as the yield on average interest-earning assets increased 38 bps from the same period in 2023 to 5.01%, while average interest-earning assets increased $644.2 million, or 5.5%, from the third quarter of 2023 primarily due to the Salisbury acquisition and organic loan growth. Interest expense increased $12.4 million, or 29.3%, as the cost of interest-bearing liabilities increased 42 bps to 2.60% for the quarter ended September 30, 2024, primarily due to both a 67 bps increase in interest-bearing deposit costs and a $1.13 billion increase in interest-bearing deposits as a result of the Salisbury acquisition, which were partially offset by a decrease of $491.5 million in the average balance of short-term borrowings and the 574 bps rate paid on those borrowings. Included in net interest income was $2.7 million of acquisition-related net accretion for the three months ended September 30, 2024 and $1.4 million of acquisition-related net accretion for the three months ended September 30, 2023.

Net interest income for the nine months ended September 30, 2024 was $294.0 million, up $15.0 million, or 5.4%, from the same period in 2023. FTE net interest margin was 3.20% for the nine months ended September 30, 2024, a decrease of 14 bps from the same period in 2023. Interest income increased $82.1 million, or 22.1%, as the yield on average interest-earning assets increased 49 bps from the same period in 2023 to 4.93%, while average interest-earning assets of $12.36 billion increased $1.13 billion primarily due to the Salisbury acquisition and organic loan growth, partially offset by the decrease in securities. Interest expense was up $67.1 million, or 72.3%, for the nine months ended September 30, 2024 as compared to the same period in 2023 driven by interest-bearing deposit costs increasing 109 bps and a $1.47 billion increase in interest-bearing deposits as a result of the Salisbury acquisition, partially offset by a decrease of $347.0 million in the average balances of short-term borrowings and the 548 bps rate paid on those borrowings. Included in net interest income was $7.8 million of acquisition-related net accretion for the nine months ended September 30, 2024 and $1.4 million of acquisition-related net accretion for the nine months ended September 30, 2023.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$62,210	$762	4.87%	$121,384	$1,304	4.26%
Securities taxable(1)	2,266,930	11,359	1.99%	2,364,809	11,314	1.90%
Securities tax-exempt(1) (3)	217,251	1,897	3.47%	219,427	1,850	3.34%
FRB and FHLB stock	35,395	620	6.97%	53,841	917	6.76%
Loans(2) (3)	9,865,412	142,231	5.74%	9,043,582	122,277	5.36%
Total interest-earning assets	$12,447,198	$156,869	5.01%	$11,803,043	$137,662	4.63%
Other assets	1,072,277			968,220
Total assets	$13,519,475			$12,771,263
Liabilities and stockholders’ equity:
Money market deposit accounts	$3,342,845	$30,907	3.68%	$2,422,451	$17,739	2.91%
NOW deposit accounts	1,600,547	3,511	0.87%	1,513,420	2,165	0.57%
Savings deposits	1,566,316	188	0.05%	1,707,094	176	0.04%
Time deposits	1,442,424	14,500	4.00%	1,178,352	10,678	3.60%
Total interest-bearing deposits	$7,952,132	$49,106	2.46%	$6,821,317	$30,758	1.79%
Federal funds purchased	2,609	35	5.34%	6,033	82	5.39%
Repurchase agreements	98,035	691	2.80%	71,516	253	1.40%
Short-term borrowings	48,875	705	5.74%	540,380	7,277	5.34%
Long-term debt	29,696	292	3.91%	29,800	294	3.91%
Subordinated debt, net	120,594	1,810	5.97%	109,160	1,612	5.86%
Junior subordinated debt	101,196	1,922	7.56%	101,196	1,923	7.54%
Total interest-bearing liabilities	$8,353,137	$54,561	2.60%	$7,679,402	$42,199	2.18%
Demand deposits	3,389,894			3,498,424
Other liabilities	292,446			287,751
Stockholders’ equity	1,483,998			1,305,686
Total liabilities and stockholders’ equity	$13,519,475			$12,771,263
Net interest income (FTE)		$102,308			$95,463
Interest rate spread			2.41%			2.45%
Net interest margin (FTE)			3.27%			3.21%
Taxable equivalent adjustment		$639			$568
Net interest income		$101,669			$94,895
(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

Nine Months Ended	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$53,048	$1,963	4.94%	$61,677	$1,751	3.80%
Securities taxable(1)	2,275,212	33,336	1.96%	2,400,237	34,218	1.91%
Securities tax-exempt(1) (3)	224,557	5,950	3.54%	207,812	4,675	3.01%
FRB and FHLB stock	39,310	2,191	7.45%	48,860	2,282	6.24%
Loans(2) (3)	9,771,118	412,448	5.64%	8,516,793	330,314	5.19%
Total interest-earning assets	$12,363,245	$455,888	4.93%	$11,235,379	$373,240	4.44%
Other assets	1,064,080			880,655
Total assets	$13,427,325			$12,116,034
Liabilities and stockholders’ equity:
Money market deposit accounts	$3,242,453	$88,185	3.63%	$2,207,126	$36,107	2.19%
NOW deposit accounts	1,601,507	9,630	0.80%	1,525,089	4,989	0.44%
Savings deposits	1,586,834	541	0.05%	1,732,205	462	0.04%
Time deposits	1,395,520	41,777	4.00%	893,407	20,330	3.04%
Total interest-bearing deposits	$7,826,314	$140,133	2.39%	$6,357,827	$61,888	1.30%
Federal funds purchased	17,387	721	5.54%	32,784	1,266	5.16%
Repurchase agreements	88,986	1,340	2.01%	66,162	416	0.84%
Short-term borrowings	138,812	5,690	5.48%	485,804	18,975	5.22%
Long-term debt	29,734	873	3.92%	22,373	631	3.77%
Subordinated debt, net	120,237	5,416	6.02%	101,114	4,281	5.66%
Junior subordinated debt	101,196	5,743	7.58%	101,196	5,372	7.10%
Total interest-bearing liabilities	$8,322,666	$159,916	2.57%	$7,167,260	$92,829	1.73%
Demand deposits	3,356,923			3,439,275
Other liabilities	295,303			271,307
Stockholders’ equity	1,452,433			1,238,192
Total liabilities and stockholders’ equity	$13,427,325			$12,116,034
Net interest income (FTE)		$295,972			$280,411
Interest rate spread			2.36%			2.71%
Net interest margin (FTE)			3.20%			3.34%
Taxable equivalent adjustment		$1,955			$1,365
Net interest income		$294,017			$279,046
(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended September 30,	Increase (Decrease) 2024 over 2023
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$(707)	$165	$(542)
Securities taxable	(492)	537	45
Securities tax-exempt	(19)	66	47
FRB and FHLB stock	(325)	28	(297)
Loans	11,327	8,627	19,954
Total FTE interest income	$9,784	$9,423	$19,207
Money market deposit accounts	$7,745	$5,423	$13,168
NOW deposit accounts	130	1,216	1,346
Savings deposits	(15)	27	12
Time deposits	2,546	1,276	3,822
Federal funds purchased	(46)	(1)	(47)
Repurchase agreements	119	319	438
Short-term borrowings	(7,071)	499	(6,572)
Long-term debt	(2)	-	(2)
Subordinated debt, net	167	31	198
Junior subordinated debt	-	(1)	(1)
Total FTE interest expense	$3,573	$8,789	$12,362
Change in FTE net interest income	$6,211	$634	$6,845

Nine Months Ended September 30,	Increase (Decrease) 2024 over 2023
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$(268)	$480	$212
Securities taxable	(1,795)	913	(882)
Securities tax-exempt	399	876	1,275
FRB and FHLB stock	(489)	398	(91)
Loans	51,553	30,581	82,134
Total FTE interest income	$49,400	$33,248	$82,648
Money market deposit accounts	$21,618	$30,460	$52,078
NOW deposit accounts	262	4,379	4,641
Savings deposits	(41)	120	79
Time deposits	13,754	7,693	21,447
Federal funds purchased	(632)	87	(545)
Repurchase agreements	183	741	924
Short-term borrowings	(14,165)	880	(13,285)
Long-term debt	216	26	242
Subordinated debt, net	852	283	1,135
Junior subordinated debt	-	371	371
Total FTE interest expense	$22,047	$45,040	$67,087
Change in net FTE interest income	$27,353	$(11,792)	$15,561

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Service charges on deposit accounts	$4,340	$3,979	$12,676	$11,260
Card services income	5,897	5,503	16,679	15,469
Retirement plan administration fees	14,578	12,798	43,663	35,995
Wealth management	10,929	9,297	30,799	25,611
Insurance services	4,913	4,361	13,149	12,008
Bank owned life insurance income	1,868	1,568	6,054	4,974
Net securities gains (losses)	476	(183)	2,567	(9,822)
Other	2,773	2,913	8,811	8,195
Total noninterest income	$45,774	$40,236	$134,398	$103,690

Noninterest income for the three months ended September 30, 2024 was $45.8 million, up $2.5 million, or 5.9%, from the prior quarter and up $5.5 million, or 13.8%, from the third quarter of 2023. Excluding net securities gains (losses), noninterest income for the three months ended September 30, 2024 was $45.3 million, up $2.0 million, or 4.6%, from the prior quarter and up $4.9 million, or 12.1%, from the third quarter of 2023. The increase from the prior quarter was primarily driven by an increase in wealth management fees and insurance services. Wealth management fees increased from the prior quarter due to organic growth and seasonal activity-based fees. Insurance services increased from the prior quarter due to seasonal renewals. The increase from the third quarter of 2023 was driven by an increase in retirement plan administration fees, wealth management fees and insurance services. Retirement plan administration fees increased from the third quarter of 2023 driven by organic growth and higher market levels. Wealth management fees increased in the third quarter of 2023 driven by the addition of Salisbury revenues, organic growth and market performance. Insurance services increased from the third quarter of 2023 due to organic growth.

Noninterest income for the nine months ended September 30, 2024 was $134.4 million, up $30.7 million, or 29.6%, from the same period in 2023. Excluding net securities gains (losses), noninterest income for the nine months ended September 30, 2024 was $131.8 million, up $18.3 million, or 16.1%, from the same period in 2023. The increase from the prior year was primarily due to an increase in retirement plan administration fees and wealth management fees. The increase in retirement plan administration fees was driven by higher market level, the acquisition of Retirement Direct, LLC, organic growth and higher activity based fees. The increase in wealth management fees was driven by the addition of Salisbury revenues, organic growth and market performance.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Salaries and employee benefits	$59,641	$49,248	$170,738	$144,237
Technology and data services	9,920	9,677	28,919	27,989
Occupancy	7,754	7,090	23,523	21,233
Professional fees and outside services	4,871	4,149	14,289	12,486
Office supplies and postage	1,756	1,700	5,425	5,004
FDIC assessment	1,815	1,657	5,217	4,397
Advertising	711	667	2,396	1,841
Amortization of intangible assets	2,062	1,609	6,363	2,603
Loan collection and other real estate owned, net	560	569	1,828	2,115
Acquisition expenses	543	7,917	543	9,724
Other	6,112	6,514	17,865	17,284
Total noninterest expense	$95,745	$90,797	$277,106	$248,913

Noninterest expense for the three months ended September 30, 2024 was $95.7 million, up $6.2 million, or 6.9%, from the prior quarter and up $4.9 million, or 5.4%, from the third quarter of 2023. Excluding acquisition expenses, noninterest expense for the three months ended September 30, 2024 was $95.2 million, up $5.6 million, or 6.3%, from the prior quarter and up $12.3 million, or 14.9%, from the third quarter of 2023. The increase from the prior quarter was primarily driven by higher salaries and employee benefits due to one additional payroll day and an increase in other benefits including higher levels of incentive compensation. In addition, the increase from the prior quarter was driven by higher technology and data services due to timing of planned initiatives and continued investment in digital platform solutions. The increase from the third quarter of 2023 was driven by higher salaries and employee benefits due to the Salisbury acquisition, merit pay increases, higher levels of incentive compensation, along with higher medical and other benefit costs. In addition, the increase in occupancy expense, professional fees and outside services and amortization of intangible assets were impacted by additional expenses from the Salisbury acquisition.

Noninterest expense for the nine months ended September 30, 2024 was $277.1 million, up $28.2 million, or 11.3%, from the same period in 2023. Excluding acquisition expenses, noninterest expense for the nine months ended September 30, 2024 was $276.6 million, up $37.4 million, or 15.6%, from the same period in 2023. The increase from the prior year was driven by higher salaries and employee benefits due to the Salisbury acquisition, merit pay increases, higher levels of incentive compensation and higher medical and other benefit costs. In addition, the increase in occupancy expense, professional fees and outside services and amortization of intangible assets were impacted by additional expenses from the Salisbury acquisition.

Income Taxes

Income tax expense for the three months ended September 30, 2024 was $10.7 million, up $1.5 million from the prior quarter and up $3.6 million from the third quarter of 2023. The effective tax rate was 21.9% for the third quarter of 2024 compared to 22.0% for the prior quarter and 22.4% for the third quarter of 2023.

Income tax expense for the nine months ended September 30, 2024 was $29.3 million, up $3.9 million from the same period in 2023 due to an increase in pre-tax net income. The effective tax rate was 21.9% for the nine months ended September 30, 2024, compared to 22.3% for the nine months ended September 30, 2023. The decrease in the effective tax rate from 2023 was due to a higher level of tax-exempt income as a percentage of total taxable income.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $32.5 million, or 1.4%, from December 31, 2023 to September 30, 2024. The securities portfolio represented 17.4% of total assets as of September 30, 2024 as compared to 17.8% of total assets as of December 31, 2023.

The following table details the composition of securities AFS, securities HTM and equity securities for the periods indicated:

	September 30, 2024	December 31, 2023
Mortgage-backed securities:
With maturities 15 years or less	12%	12%
With maturities greater than 15 years	9%	10%
Collateral mortgage obligations	37%	36%
Municipal securities	16%	17%
U.S. agency notes	22%	21%
Corporate	2%	2%
Equity securities	2%	2%
Total	100%	100%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated is as follows:

(In thousands)	September 30, 2024	December 31, 2023
Commercial & industrial	$1,458,926	$1,354,248
Commercial real estate	3,792,498	3,626,910
Residential real estate	2,143,766	2,125,804
Home equity	328,687	337,214
Indirect auto	1,235,175	1,130,132
Residential solar	839,659	917,755
Other consumer	108,330	158,650
Total loans	$9,907,041	$9,650,713
(1)	Loans are summarized by business line which do not align to how the Company assesses credit risk in the allowance for credit losses.

Total loans increased by $256.3 million, or 3.5% annualized, from December 31, 2023 to September 30, 2024. Excluding the other consumer and residential solar portfolios that are in a planned run-off status, period end loans increased $384.4 million, or 6.0% annualized. Commercial and industrial loans increased $104.7 million to $1.46 billion; commercial real estate loans increased $165.6 million to $3.79 billion; and total consumer loans decreased $13.9 million to $4.66 billion. Total loans represent approximately 71.6% of assets as of September 30, 2024, as compared to 72.5% as of December 31, 2023.

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

Within the CRE portfolio, approximately 81% comprises Non-Owner Occupied CRE, with the remaining 19% being Owner-Occupied CRE. Non-Owner Occupied CRE includes diverse sectors across the Company’s markets such as residential rental properties (43%), and office spaces (18%), along with retail, manufacturing, mixed use, hotels and others. Notably, office CRE loans account for 6% of the total outstanding loans, predominantly serving suburban medical and professional tenants across suburban and small urban markets. These loans carry an average size of $1.9 million, with 10% maturing over the next two years. As of September 30, 2024 and December 31, 2023, the total CRE construction and development loans amounted to $286.9 million and $347.2 million, respectively.

Allowance for Credit Losses, Provision for Loan Losses and Nonperforming Assets

Beginning January 1, 2023, the Company adopted ASU 2022-02 Financial Instruments - CECL Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures which resulted in an insignificant change to the Company’s methodology for estimating the allowance for credit losses on TDRs since December 31, 2022. The January 1, 2023 decrease in the allowance for credit loss on TDR loans relating to the adoption of ASU 2022-02 was $0.6 million, which increased retained earnings by $0.5 million and decreased the deferred tax asset by $0.1 million.

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

Additional information about our allowance for credit losses is included in Note 7 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q as well as in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

The allowance for credit losses totaled $119.5 million at September 30, 2024, as compared to $120.5 million at June 30, 2024 and $114.6 million at September 30, 2023. The allowance for credit losses as a percentage of loans was 1.21% at September 30, 2024, compared to 1.22% at June 30, 2024 and 1.19% at September 30, 2023. The allowance for credit losses as of September 30, 2024 was consistent with the allowance estimates as of June 30, 2024. The increase in the allowance for credit losses from September 30, 2023 to September 30, 2024 was primarily due to providing for organic loan growth, the slowing of prepayment speed assumptions, including the change in prepayment model assumptions and an additional specific reserve established in the second quarter of 2024 relating to a commercial relationship individually evaluated for credit loss. These increases to the allowance for credit losses were partially offset by a change in forecast scenario weightings from 70% baseline and 30% downside to 80% baseline and 20% downside, and the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status.

The allowance for credit losses as of September 30, 2023 incorporates the recording of $14.5 million of allowance for acquired Salisbury loans as of the acquisition date, which included both the $8.8 million of non-PCD allowance recognized through the provision for loan losses and the $5.8 million of PCD allowance reclassified from loans.

The allowance for credit losses was 320.21% of nonperforming loans at September 30, 2024, compared to 316.37% at June 30, 2024 and 472.31% at September 30, 2023. The allowance for credit losses was 358.45% of nonaccrual loans at September 30, 2024, compared to 346.71% of nonaccrual loans at June 30, 2024 and 552.67% of nonaccrual loans at September 30, 2023. The decline in the coverage of the allowance to nonperforming and nonaccrual loans from September 30, 2023 to September 30, 2024 largely relates to one nonperforming relationship that is individually evaluated for purposes of the allowance for credit losses which had a $1.7 million specific reserve established during the three months ended June 30, 2024.

The provision for loan losses was $2.9 million for three months ended September 30, 2024, compared to $8.9 million in the prior quarter and $12.6 million for the same period in the prior year. Included in the provision expense for the three months ended September 30, 2023, was $8.8 million of acquisition-related provision for loan losses due to the Salisbury acquisition. Provision expense decreased compared to the prior quarter due lower levels of loan growth the third quarter of 2024 including the run-off of the other consumer and residential solar portfolios, the stabilization of expected prepayment assumptions impacting the expected life of the loan portfolio and a specific reserve established in the prior quarter relating to a commercial relationship previously placed in nonaccrual in the fourth quarter of 2023. Net charge-offs totaled $3.9 million during the three months ended September 30, 2024, compared to net charge-offs of $3.7 million during the second quarter of 2024 and $4.2 million in the third quarter of 2023. Net charge-offs to average loans was 16 bps for the three months ended September 30, 2024, compared to 15 bps for the second quarter of 2024 and 18 bps for the three months ended September 30, 2023.

The provision for loan losses was $17.4 million for the nine months ended September 30, 2024, compared to $20.1 million for the nine months ended September 30, 2023. Provision expense decreased from the same period in the prior year due to the $8.8 million of acquisition-related provision for loan losses due to the Salisbury acquisition recorded during the nine months ended September 30, 2023, partially offset by providing for current year loan growth, the slowing of prepayment speed assumptions in the current year, changes in model assumptions including the extension of the expected duration of the portfolio and a specific reserve related to a commercial relationship previously placed in nonaccrual in the fourth quarter of 2023. Net charge-offs totaled $12.3 million during the nine months ended September 30, 2024, compared to net charge-offs of $11.5 million during the nine months ended September 30, 2023. Net charge-offs to average loans was 17 bps for the nine months ended September 30, 2024, compared to 18 bps for the nine months ended September 30, 2023.

As of September 30, 2024, the unfunded commitment reserve totaled $4.6 million, compared to $4.3 million as of June 30, 2024 and $4.8 million as of September 30, 2023.

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

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$20,461	61%	$21,567	63%
Residential	9,944	30%	9,632	28%
Consumer	2,173	7%	2,566	8%
Troubled loan modifications	760	2%	448	1%
Total nonaccrual loans	$33,338	100%	$34,213	100%
Loans over 90 days past due and still accruing:
Commercial	$-	-	$1	-
Residential	1,024	26%	554	15%
Consumer	2,957	74%	3,106	85%
Total loans over 90 days past due and still accruing	$3,981	100%	$3,661	100%
Total nonperforming loans	$37,319		$37,874
OREO	127		-
Total nonperforming assets	$37,446		$37,874
Total nonaccrual loans to total loans	0.34%		0.35%
Total nonperforming loans to total loans	0.38%		0.39%
Total nonperforming assets to total assets	0.27%		0.28%
Total allowance for loan losses to total nonperforming loans	320.21%		302.05%
Total allowance for loan losses to nonaccrual loans	358.45%		334.38%

Total nonperforming assets were $37.4 million at September 30, 2024, compared to $37.9 million at December 31, 2023 and $24.3 million at September 30, 2023. Nonperforming loans at September 30, 2024 were $37.3 million or 0.38% of total loans, compared with $37.9 million or 0.39% of total loans at December 31, 2023 and $24.3 million or 0.25% of total loans at September 30, 2023. The increase in nonperforming assets from the same period in the prior year was attributable to a diversified, multi-tenant commercial real estate development relationship that was placed into a nonaccrual status in the fourth quarter of 2023, in which NBT is a participant. The relationship is being actively managed, as noted above, a $1.7 million specific reserve was established during the three months ended June 30, 2024 for this relationship. Total nonaccrual loans were $33.3 million or 0.34% of total loans at September 30, 2024, compared to $34.2 million or 0.35% of total loans at December 31, 2023 and $20.7 million or 0.21% of total loans at September 30, 2023. Past due loans as a percentage of total loans was 0.36% at September 30, 2024, up from 0.32% at December 31, 2023 and down from 0.49% at September 30, 2023.

In addition to nonperforming loans discussed above, the Company has also identified approximately $119.9 million in potential problem loans at September 30, 2024 as compared to $87.7 million at December 31, 2023 and $92.4 million at September 30, 2023. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Potential problem loans have increased to more normalized levels and the increase primarily relates to a few commercial real estate relationships reflecting changing conditions in commercial real estate markets including construction delays, rising costs and delays in leasing up spaces. The increase in potential problem loans at September 30, 2024 compared to December 31, 2023 and September 30, 2023 is primarily due to the net migration of commercial loan balances of $32.9 million and $27.2 million, respectively, to substandard, the majority of which is adequately secured by real estate collateral. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loans modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $11.59 billion at September 30, 2024, up $619.3 million, or 5.6%, from December 31, 2023. As of September 30, 2024, there were $250.0 million of brokered time deposits, up from $155.2 million as of December 31, 2023. The increase in deposits was primarily due to higher consumer deposit balances and accounts and the inflow of seasonal municipal deposits. The Company continues to experience some incremental migration from noninterest bearing and low interest checking and savings accounts into higher cost money market and time deposit instruments. The Company’s composition of total deposits is diverse and granular with over 563,000 accounts with an average per account balance of $20,560 as of September 30, 2024. As of September 30, 2024 and December 31, 2023 the estimated amounts of uninsured deposits based on the methodologies and assumptions used for the bank regulatory reporting were $4.81 billion and $4.08 billion, respectively. Total average deposits increased $1.39 billion, or 14.1%, from the same period last year. The increase in average balances was primarily due to the $1.31 billion in deposits acquired from Salisbury in the third quarter of 2023.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $205.0 million at September 30, 2024 compared to $386.7 million at December 31, 2023. Long-term debt was $29.7 million at September 30, 2024 compared to $29.8 million at December 31, 2023.

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

As of September 30, 2024 and December 31, 2023 the subordinated debt net of unamortized issuance costs and fair value discount was $120.8 million and $119.7 million, respectively.

Capital Resources

Stockholders’ equity of $1.52 billion represented 11.00% of total assets at September 30, 2024 compared with $1.43 billion, or 10.71% of total assets, as of December 31, 2023. Stockholders’ equity increased $96.3 million from December 31, 2023 driven by net income generation of $104.6 million for the nine months ended September 30, 2024 and a decrease of $35.2 million in accumulated other comprehensive loss due primarily to the change in the fair value of securities available for sale, partially offset by dividends declared of $46.2 million.

The Company did not purchase shares of its common stock during the three months ended September 30, 2024. The Company purchased 7,600 shares of its common stock in the first and second quarters of 2024 at an average price of $33.02 per share under its previously announced share repurchase program. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of September 30, 2024, there were 1,992,400 shares available for repurchase under this plan authorized on December 18, 2023, which is set to expire on December 31, 2025.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2024 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	September 30, 2024	December 31, 2023
Tier 1 leverage ratio	10.29%	9.71%
Common equity tier 1 capital ratio	11.86%	11.57%
Tier 1 capital ratio	12.77%	12.50%
Total risk-based capital ratio	15.02%	14.75%
Cash dividends as a percentage of net income	44.17%	47.05%
Per common share:
Book value	$32.26	$30.26
Tangible book value(1)	$23.83	$21.72
Tangible equity ratio(2)	8.36%	7.93%
(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

The primary tool utilized by the ALCO to manage interest rate risk is earnings at risk modeling (interest rate sensitivity analysis). Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates are uploaded into the model to create an ending balance sheet. In addition, the ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet. Four additional models are run in which a gradual increase of 200 bps, a gradual increase of 100 bps, a gradual decrease of 100 bps and a gradual decrease of 200 bps takes place over a 12-month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded in them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario. The Company also runs other interest rate scenarios to highlight potential interest rate risk.

The Company’s Interest Rate Sensitivity has remained in a near neutral position. In the declining rate scenario, net interest income is projected to modestly decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. In the rising rate scenarios, net interest income is near neutral, impacted by slowing prepayments speeds and increased deposit reactivity; the magnitude of potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, money market deposit accounts and time accounts. Net interest income for the next twelve months in the +200/+100/-100/-200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% reduction in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2024 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps)	net interest income
+200	0.05%
+100	0.35%
-100	(0.41)%
-200	(0.44%)

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures and FOMC monetary policy. In response to the economic impact of the pandemic, the federal funds rate was reduced to near zero in March 2020, term interest rates fell sharply across the yield curve and the Company reduced deposit rates. Post-pandemic, inflationary pressures have resulted in a higher overall yield curve with Federal Funds increases of 425 bps in 2022 with an additional 100 bps of increases in 2023. However, the tightening cycle ended in September of 2024 with the Federal Reserve lowering the federal funds rate by 50 bps. While deposit rates increased meaningfully in 2023 and have continued to increase in early 2024 in conjunction with elevated short-term interest rates, the recent federal funds rate reduction has provided the catalyst for the Company to begin reducing deposit rates. The Company continues to focus on managing deposit expense in an environment of still elevated but declining short-term interest rates while allowing assets to reprice upward in relation to existing portfolio asset yields.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At September 30, 2024, the Company’s Basic Surplus measurement was 16.4% of total assets, or $2.26 billion, as compared to the December 31, 2023 Basic Surplus of 11.6%, or $1.54 billion, and was above the Company’s minimum of 5% (calculated at $692.0 million and $665.5 million of period end total assets as September 30, 2024 and December 31, 2023, respectively) set forth in its liquidity policies.

At September 30, 2024 and December 31, 2023, FHLB advances outstanding totaled $129.6 million and $322.7 million, respectively. At September 30, 2024 and December 31, 2023, the Bank had $194.0 million and $77.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.63 billion at September 30, 2024 and $1.11 billion at December 31, 2023. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $807.7 million and $823.3 million at September 30, 2024 and December 31, 2023, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.06 billion at September 30, 2024 and $2.01 billion at December 31, 2023. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At September 30, 2024 and December 31, 2023, the Bank had the capacity to borrow $1.12 billion and $1.02 billion, respectively, from this program. The Company’s internal policy authorizes borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $3.41 billion at September 30, 2024 and $2.99 billion at December 31, 2023.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considers its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2024. While short-term interest rates have declined, they remain elevated related to recent history, which could result in deposit declines as depositors have alternative opportunities for yield on their excess funds. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Note, enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the pandemic including increasing the frequency of monitoring and adding additional sources of liquidity. While the pandemic has come to an end, this enhanced monitoring continues as elevated interest rates and the recent bank failures have led to a deposit decline in the banking system and increased volatility to liquidity risk.

At September 30, 2024, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their stockholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At September 30, 2024, approximately $95.8 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 1A.	RISK FACTORS

Except as set for below, there are no material changes to the risk factors as previously discussed in Part I, Item 1A. of our 2023 Annual Report on Form 10-K.

Risks Related to the Merger

The Merger is subject to a number of conditions, including the receipt of waivers and/or approvals from governmental authorities, that may delay the Merger or adversely impact the Company’s and Evans’s ability to complete the Merger.

The completion of the Merger is subject to the satisfaction or waiver of a number of conditions. Before the Merger may be completed, certain approvals, waivers or consents must be obtained from federal governmental authorities, including the Federal Reserve Bank of New York and the OCC. Satisfying the requirements of these governmental authorities may delay the date of completion of the Merger. In addition, these governmental authorities may include conditions on the completion of the Merger or require changes to the terms of the Merger. While it is currently anticipated that the Merger will be completed promptly following the receipt of all required regulatory and shareholder approvals, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied or impose additional costs on or limit the revenues of the Company following the Merger, any of which might have a material adverse effect on the Company following the Merger. The parties are not obligated to complete the Merger should any regulatory approval contain a condition, restriction or requirement that our Board of Directors reasonably determines in good faith would, individually or in the aggregate, materially reduce the benefits of the Merger to such a degree that the Company would not have entered into the Merger Agreement had such condition, restriction or requirement been known at the date of the Merger Agreement.

The Company and Evans cannot provide any assurances with respect to the timing of the closing of the Merger, whether the Merger will be completed at all or when Evans shareholders would receive the consideration for the Merger, if at all.

The market price of the Company’s common stock may decline as a result of the Merger and the market price of the Company’s common stock after the consummation of the Merger may be affected by factors different from those affecting the price of the Company’s common stock before the Merger.

The market price of the Company’s common stock may decline as a result of the Merger if the Company does not achieve the perceived benefits of the Merger or the effect of the Merger on the Company’s financial results is not consistent with the expectations of financial or industry analysts.

In addition, the consummation of the Merger will result in the combination of two companies that currently operate as independent companies. The business of the Company and the business of Evans differ. As a result, while the Company expects to benefit from certain synergies following the Merger, the Company may also encounter new risks and liabilities associated with these differences. Following the Merger, shareholders of the Company and Evans will own interests in a combined company operating an expanded business and may not wish to continue to invest in the Company, or for other reasons may wish to dispose of some or all of the Company’s common stock. If, following the effective time of the Merger, large amounts of the Company’s common stock are sold, the price of the Company’s common stock could decline.

Further, the results of operations of the Company and the market price of the Company’s common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and Evans and the market price of the Company’s common stock. Accordingly, the Company’s historical market prices and financial results may not be indicative of these matters for the Company after the Merger.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Company and Evans can mutually agree to terminate the Merger Agreement at any time before the Merger has been completed, and either company can terminate the Merger Agreement if:

●
any regulatory approval required for consummation of the Merger and the other transactions contemplated by the Merger Agreement has been denied by final, nonappealable action of any regulatory authority, or an application for regulatory approval has been permanently withdrawn at the request of a governmental authority;

●	the required approval of the Merger Agreement by the Evans shareholders is not obtained;

●
the other party materially breaches any of its representations, warranties, covenants or other agreements set forth in the Merger Agreement (provided that the terminating party is not then in material breach of any representation, warranty, covenant or other agreement contained in the Merger Agreement), which breach is not cured within 30 days of written notice of the breach, or by its nature cannot be cured prior to the closing of the Merger, and such breach would entitle the non-breaching party not to consummate the Merger; or

●	the Merger is not consummated by September 15, 2025, unless the failure to consummate the Merger by such date is due to a material breach of the Merger Agreement by the terminating party.

In addition, the Company may terminate the Merger Agreement if:

●	Evans materially breaches the non-solicitation provisions in the Merger Agreement; or

●	the Evans Board of Directors:

●	fails to recommend approval of the Merger Agreement, or withdraws, modifies or changes such recommendation in a manner adverse to the Company’s interests;

●	recommends, proposes or publicly announces its intention to recommend or propose to engage in an acquisition transaction with any person other than the Company or any of its subsidiaries; or

●	Evans fails to call, give notice of, convene and hold its special meeting.

Failure to complete the merger could negatively impact the stock price of the Company and its future business and financial results.

Completion of the Merger is subject to the satisfaction or waiver of a number of conditions, including approval by Evans shareholders of the Merger. The Company cannot guarantee when or if these conditions will be satisfied or that the Merger will be successfully completed. The consummation of the Merger may be delayed, the Merger may be consummated on terms different than those contemplated by the Merger Agreement, or the Merger may not be consummated at all. If the Merger is not completed, the ongoing business of the Company may be adversely affected, and the Company will be subject to several risks, including the following:

●	the Company could incur substantial costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

●	the Company’s management’s and employees’ attention may be diverted from their day-to-day business and operational matters as a result of efforts relating to the attempt to consummate the Merger.

In addition, if the Merger is not completed, the Company may experience negative reactions from the financial markets and from its customers and employees. The Company also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against the Company to perform its obligations under the Merger Agreement. If the Merger is not completed, the Company cannot assure its stockholders that the risks described above will not materialize and will not materially affect the Company’s business and financial results or the stock price of the Company.

The integration of the Company and Evans will present significant challenges and expenses that may result in the combined business not operating as effectively as expected, or in the failure to achieve some or all of the anticipated benefits of the transaction.

The benefits and synergies expected to result from the proposed Merger will depend in part on whether the operations of Evans can be integrated in a timely and efficient manner with those of the Company. The Company will face challenges and costs in consolidating its functions with those of Evans, and integrating the organizations, procedures and operations of the two businesses. The integration of the Company and Evans will be complex and time-consuming, and the management of both companies will have to dedicate substantial time and resources to it. These efforts could divert management’s focus and resources from serving existing customers or other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate the operations of the Company and Evans could result in the failure to achieve some of the anticipated benefits from the transaction, including cost savings and other operating efficiencies, and the Company may not be able to capitalize on the existing relationships of Evans to the extent anticipated, or it may take longer, or be more difficult or expensive than expected to achieve these goals. This could have an adverse effect on the business, results of operations, financial condition or prospects of the Company and/or the Bank after the transaction.

Unanticipated costs relating to the merger could reduce the Company’s future earnings per share.

The Company BT has incurred substantial legal, accounting, financial advisory and other Merger-related costs, and management has devoted considerable time and effort in connection with the Merger. If the Merger is not completed, the Company will bear certain fees and expenses associated with the Merger without realizing the benefits of the Merger. If the Merger is completed, the Company expects to incur substantial expenses in connection with integrating the business, operations, network, systems, technologies, policies and procedures of the two companies. The fees and expenses may be significant and could have an adverse impact on the Company’s results of operations.

The Company believes that it has reasonably estimated the likely costs of integrating the operations of the Company and Evans, and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the Merger could have a dilutive effect on the Company’s earnings per share. In other words, if the Merger is completed, the earnings per share of the Company’s common stock could be less than anticipated or even less than if the Merger had not been completed.

Estimates as to the future value of the combined company are inherently uncertain.

Any estimates as to the future value of the combined company, including estimates regarding the earnings per share of the combined company, are inherently uncertain. The future value of the combined company will depend upon, among other factors, the combined company’s ability to achieve projected revenue and earnings expectations and to realize the anticipated synergies, all of which are subject to the risks and uncertainties described in these risk factors.

Following the Merger, the Company may not continue to pay dividends at or above the rate currently paid.

Following the Merger, the Company’s stockholders may not receive dividends at the same rate that they did as stockholders of the Company prior to the Merger for various reasons, including the following:

●	the Company may not have enough cash to pay such dividends due to changes in its cash requirements, capital spending plans, cash flow or financial position;

●
decisions on whether, when and in what amounts to make any future dividends will remain at all times entirely at the discretion of the Board of Directors, which reserves the right to change the Company’s dividend practices at any time and for any reason; and

●
the amount of dividends that the Company’s  subsidiaries may distribute to the Company may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

The Company’s stockholders will have no contractual or other legal right to dividends that have not been declared by the Board of Directors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

ITEM 6.	EXHIBITS

2.1
Agreement and Plan of Merger, dated as of September 9, 2024, by and among NBT Bancorp Inc., NBT Bank, National Association, Evans Bancorp, Inc. and Evans Bank, National Association (filed as Exhibit 2.1 to Registrant’s Form 8-K, filed on September 9, 2024, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of November 2024.

NBT BANCORP INC.

By:	/s/ Annette L. Burns
Annette L. Burns
Chief Financial Officer