Form 10-K
period 2024-12-31
NBT BANCORP INC
filed 2025-02-28
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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

Based on the closing price of the registrant’s common stock as of June 30, 2024, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $1,763,515,253.

The number of shares of common stock outstanding as of January 31, 2025, was 47,253,792.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2025 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2024

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

When references to “NBT”, “we,” “our,” “us,” and “the Company” are made in this report, we mean NBT Bancorp Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, NBT Bancorp Inc. When we refer to the “Bank” in this report, we mean our only bank subsidiary, NBT Bank, National Association, and its subsidiaries.

The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report.

AFS	available for sale
AIR	accrued interest receivable
ALCO	Asset Liability Committee
AOCI	accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	the Board of Directors
bp(s)	basis point(s)
C&I	Commercial & Industrial
CECL	current expected credit losses
CD	certificate of deposit
CME	Chicago Mercantile Exchange Clearing House
CODM	chief operating decision maker
COVID-19	coronavirus
CRE	Commercial Real Estate
EPS	earnings per share
Evans	Evans Bancorp, Inc.
Evans Bank	Evans Bank, National Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	fully taxable equivalent
GAAP	generally accepted accounting principles in the United States of America
GDP	Gross Domestic Product
HTM	held to maturity
LGD	loss given default
LIBOR	London Interbank Offered Rate
MMDA	money market deposit accounts
NASDAQ	The NASDAQ Stock Market LLC
NIM	net interest margin
NOW	negotiable order of withdrawal
OCC	Office of the Comptroller of the Currency
OREO	other real estate owned
PCD	purchased credit deteriorated
PD	probability of default
ROU	right-of-use
Salisbury	Salisbury Bancorp, Inc.
Salisbury Bank	Salisbury Bank and Trust Company
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	troubled debt restructuring
VIE	variable interest entities

PART I

ITEM 1.	BUSINESS

NBT Bancorp Inc. is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The principal assets of NBT Bancorp Inc. consist of all of the outstanding shares of common stock of its subsidiaries, including: NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II (collectively, the “Trusts”). The principal sources of revenue for NBT Bancorp Inc. are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings. Collectively, NBT Bancorp Inc. and its subsidiaries are referred to herein as (the “Company”). As of December 31, 2024, the Company had assets of $13.79 billion and stockholders’ equity of $1.53 billion on a consolidated basis.

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut. The Company has been, and intends to remain, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers.

The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest and dividend income earned on its earning assets, primarily loans and securities and the interest expense paid on its interest-bearing liabilities, primarily deposits and borrowings. Among other factors, net income is also affected by provision for loan losses and noninterest income, such as service charges on deposit accounts, card services income, retirement plan administration fees, wealth management revenue including financial services and trust revenue, insurance services, bank owned life insurance income and gains/losses on securities sales, as well as noninterest expenses, such as salaries and employee benefits, technology and data services, occupancy, professional fees and outside services, office supplies and postage, amortization of intangible assets, loan collection and OREO expenses, advertising, FDIC assessment expenses and other expenses.

NBT Bank, National Association

The Bank, a full-service commercial bank formed in 1856, provides a broad range of financial products to individuals, corporations and municipalities throughout upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut.

Through its network of branch locations, the Bank offers a wide range of products and services tailored to individuals, businesses and municipalities. Deposit products offered by the Bank include demand deposit accounts, savings accounts, NOW accounts, MMDA and CD accounts. The Bank offers various types of each deposit account to accommodate the needs of its customers with varying rates, terms and features. Loan products offered by the Bank include indirect and direct consumer loans, home equity loans, mortgages, business banking loans and commercial loans, with varying rates, terms and features to accommodate the needs of its customers. The Bank also offers various other products and services through its branch network such as trust and investment services and financial planning and life insurance services. In addition to its branch network, the Bank also offers access to certain products and services electronically through 24-hour online, mobile and telephone channels that enable customers to check balances, make deposits, transfer funds, pay bills, access statements, apply for loans and access various other products and services.

NBT Financial Services, Inc.

Through NBT Financial, the Company operates EPIC Advisors, Inc. (“EPIC”), a national benefits administration firm which was acquired by the Company on January 21, 2005. Among other services, EPIC provides retirement plan administration. EPIC’s headquarters are located in Rochester, New York.

NBT Holdings, Inc.

Through NBT Holdings, the Company operates NBT Insurance Agency, LLC (“NBT Insurance”), a full-service insurance agency acquired by the Company on September 1, 2008. NBT Insurance is headquartered in Norwich, New York. NBT Insurance offers a full array of insurance products, including personal property and casualty, business liability and commercial insurance, tailored to serve the specific insurance needs of individuals as well as businesses in a range of industries operating in the markets served by the Company.

The Trusts

The Trusts were established to raise additional regulatory capital and to provide funding for certain acquisitions. CNBF Capital Trust I and NBT Statutory Trust I are Delaware statutory business trusts formed in 1999 and 2005, respectively, for the purpose of issuing trust preferred securities and lending the proceeds to the Company. In connection with the acquisition of CNB Bancorp, Inc., the Company formed NBT Statutory Trust II in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. In connection with the acquisition of Alliance Financial Corporation (“Alliance”), the Company acquired two statutory trusts, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II, which were formed in 2003 and 2006, respectively. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are VIEs for which the Company is not the primary beneficiary, as defined by FASB ASC. In accordance with ASC, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

Operating Subsidiaries of the Bank

The Bank has four operating subsidiaries, NBT Capital Corp., Broad Street Property Associates, Inc., NBT Capital Management, Inc. and SBT Mortgage Service Corporation. NBT Capital Corp., formed in 1998, is a venture capital corporation. Broad Street Property Associates, Inc., formed in 2004, is a property management company. NBT Capital Management, Inc., formerly Columbia Ridge Capital Management, Inc., was acquired in 2016 and is a registered investment advisor that provides investment management and financial consulting services. SBT Mortgage Service Corporation, acquired in 2023 in connection with the Salisbury acquisition, is a passive investment company (“PIC”). The PIC holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC is exempt from the Connecticut Corporate Business Tax.

Segment Reporting

The Company has identified two reportable segments: Banking and Retirement Plan Administration. See Note 1 and Note 22 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are included elsewhere in this report.

Evans Bancorp, Inc. Merger

On September 9, 2024, the Company and the Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Evans and Evans Bank, Evans’s subsidiary bank, and pursuant to which the Company will acquire Evans. Evans, with assets of approximately $2.19 billion at December 31 2024, is headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, is a federally-chartered national banking association operating 18 banking locations in Western New York.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of each party, Evans will merge with and into the Company, with the Company as the surviving entity, and immediately thereafter, Evans Bank will merge with and into the Bank, with the Bank as the surviving bank (the “Merger”).

Under the terms of the Merger Agreement, each outstanding share of Evans common stock will be converted into the right to receive 0.91 shares of the Company’s common stock. In December 2024, NBT announced that it had received the regulatory approval from the OCC and the waiver from the Federal Reserve Bank of New York necessary to complete its acquisition of Evans. Also in December 2024, the shareholders of Evans voted to approve the Merger. Evans reported over 75% of the issued and outstanding shares of Evans were represented at a special shareholder meeting and over 96% of the votes cast were voted to approve the Merger. NBT and Evans anticipate closing the transaction in second quarter of 2025 in conjunction with the core system conversion, pending customary closing conditions.

The Company incurred acquisition expenses related to the Merger of $1.5 million for the year ended December 31, 2024.

Salisbury Bancorp, Inc. Merger

On August 11, 2023, the Company completed its acquisition of Salisbury through the merger of Salisbury with and into the Company, with the Company as the surviving entity, and the merger of Salisbury Bank with and into the Bank, with the Bank as the surviving bank, for $161.7 million in stock. Salisbury Bank was a Connecticut-chartered commercial bank headquartered in Lakeville, Connecticut, operating 13 banking offices in northwestern Connecticut, the Hudson Valley region of New York, and southwestern Massachusetts. In connection with the acquisition, the Company issued 4.32 million shares of common stock and acquired approximately $1.46 billion of identifiable assets, including $1.18 billion of loans, $122.7 million in investment securities which were sold immediately after the merger, $31.2 million of core deposit intangibles and $4.7 million in a wealth management customer intangible, as well as $1.31 billion in deposits. As of the acquisition date, the fair value discount was $78.7 million for loans, net of the reclassification of the PCD allowance, and was $3.0 million for subordinated debt. The Company established a $14.5 million allowance for acquired Salisbury loans which included both the $5.8 million allowance for PCD loans reclassified from loans and the $8.8 million allowance for non-PCD loans recognized through the provision for loan losses.

The Company incurred acquisition expenses related to the Salisbury merger of $10.0 million for the year ended December 31, 2023 and $1.0 million for year ended December 31, 2022.

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

Some of the Company’s nonbanking competitors have fewer regulatory constraints and may have lower cost structures. In addition, some of the Company’s competitors have assets, capital and lending limits greater than those of the Company, have greater access to capital markets and offer a broader range of products and services than the Company. These institutions may have the ability to finance wide-ranging advertising campaigns and may be able to offer lower rates on loans and higher rates on deposits than the Company can offer. Some of these institutions offer services, such as credit cards and international banking, which the Company does not directly offer.

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

Data Privacy and Security Practices

The Company’s enterprise security strategy revolves around people, processes and technology. The Company implements a defense-in-depth strategy, integrating physical and logical controls within a layered security model to ensure comprehensive end-to-end protection of Company and client information. The high-level objective of the information security program is to protect the confidentiality, integrity and availability of all information assets in our environment. We accomplish this by building our program around six foundational control areas: program oversight and governance, safeguards and controls, security awareness training, service provider oversight, incident response and business continuity. The Company’s data security and privacy practices follow all applicable laws and regulations including the Gramm-Leach Bliley Act of 2001 (“GLBA”) and applicable privacy laws described under the heading “Supervision and Regulation” in this Item 1. Business section.

The controls identified in our enterprise security program are managed by various stakeholders throughout the Company and monitored by the information security team. All employees are required to complete information security and privacy training when they join the Company and then complete annual online training certification and ad hoc face to face trainings. The Company engages outside consultants to perform periodic audits of our information and data security controls and processes including penetration testing of the Company’s public facing websites and corporate networks. The Board requires the Company’s Information Security Officer to report to them the status of the overall information security and data privacy program on a recurring basis. More information can be located on the Company’s website www.nbtbank.com/Personal/Customer-Support/Fraud-Information-Center.

For more information regarding the Company’s cybersecurity policies and practices, see Item 1C. Cybersecurity below.

Human Capital Resources

At December 31, 2024, the Company had 2,083 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.

Our employees are key to our success as an organization. We are committed to attracting, retaining and promoting top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion and physical ability. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace for our employees that is supportive and free of any form of discrimination or harassment; recognizing and rewarding our employees based on their individual results and performance as well as that of their department and the Company overall; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.

We believe employing a workforce with a variety of backgrounds and experiences enhances our ability to serve our customers and our communities. By promoting and fostering a workforce that we believe is reflective of our customers and communities, we seek to better understand the financial needs of our prospects and customers and provide them with relevant financial service products. Understanding and supporting our community has always been a priority to us. Embracing diverse perspectives, experiences and backgrounds empowers employees to contribute and feel valued.

Investment in Our People

The Company’s focus on investing in our people includes key initiatives to attract, develop and retain our valued employees. Talent acquisition, retention, and the overall employee experience continue to be top priorities considering the challenging labor market.

The Company offers total rewards that address employees at various stages of their personal lives and careers. Productivity is enhanced when an organization supports employees in their efforts to manage their overall wellbeing, and in 2024 the Company launched an Employee Wellbeing strategy focusing on emotional, physical, financial, social and work-life goals. The strategy is supported by paid parental leave, more flexibility in work schedules, paid leave benefits, a retirement transition option, a comprehensive Employee Assistance Program with expanded coverage in 2025 and including various health guides. The Company’s incentive programs recognize employees at all levels and are designed to motivate employees to support the achievement of company success, with appropriate risk assessment and prevention measures designed to prevent fraud.

Engaging Employees

While our employee retention rate remains consistently high, we continue to place significant effort on retaining our valued employees through career planning conversations, an on-going coaching process, goal setting, individual development plans and enhanced communications, which all play a part in employee satisfaction. The themes of our 2024 Employee Engagement Survey centered around culture, leadership, employee growth and development, and communication. In the first quarter of 2025, we will conduct our next Employee Engagement Survey to learn about our progress. The results from the survey will continue to be used to define specific initiatives to enhance engagement around the organization and add clarity to our business strategies, decision making and corporate-led development programs.

Learning and Career Development

The Company’s main priority is to attract and retain top talent by encouraging and promoting internal development. All employees have access to the LinkedIn Learning Library, which is intended to make learning and development accessible in a concise, easily consumable format that enables employees to acquire the skills they need to achieve individual career aspirations. Currently, 85% of our employees are active in the learning library and are taking full advantage of this resource.

Our Personal Advancement Through Honing Self-Awareness program is designed to support employees who are new to the banking industry and need assistance in defining career goals. Employees voluntarily enroll in the program and find support in navigating their own career development through assessments, training and facilitated discussions with our Talent Development Business Partners. For employees who identify undergraduate or graduate degrees as a part of their development goals, the Company provides a tuition reimbursement program.

In addition to employee guided development, there are distinct programs strategically designed to attract top talent early in their careers and to further foster the growth and retention of our high potential and emerging leaders. These programs have been designed to meet the objectives outlined in our succession plan. Our Management Development Program aims to attract diverse talent, primarily college seniors by offering accelerated career advancement and mentoring with senior executives. The Company also offers two programs designed for high potential employees, one for employees with prior professional experience and another one targeted to our more experienced employees with direct leadership responsibility. Both programs include a mentor, a coach, 360-degree feedback, individual development plans, presentation skill development and increased visibility to executive leadership. All development programs are designed to be delivered in both virtual and in person learning environments. The Company also has a robust annual talent review and succession planning process that includes the Board and senior management.

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

Through our active contribution program, administered by market-based committees with representation from all lines of business, the Company contributed over $2.3 million in 2024. Our teams’ efforts to distribute philanthropic resources across our footprint ensure alignment with local needs and support for hundreds of organizations that provide health and human services and promote education, affordable housing, economic development, the arts and agriculture.

A consistent way the Company and our employees support our communities across our markets is through giving to United Way chapters in the form of corporate pledges and employee campaign contributions. In 2024, these commitments resulted in nearly $365,000 in funding for United Way chapters that provide resources to local organizations offering critical education, financial, food security and health services.

In addition to corporate financial support of community organizations and causes, employees are encouraged and empowered to volunteer and be a resource in their communities. They invest their financial and other expertise as board members and serve in roles where they offer direct support to those in need by engaging in all kinds of volunteer activities. In 2024, the Company’s employees reported over 10,500 hours of volunteer service.

The NBT CEI-Boulos Impact Fund is a $10 million real estate equity investment fund with the Bank as the sole investor. The fund, launched in 2022, is designed to support individuals and communities with low- and moderate-income through investments in high-impact, community supported, CRE projects located within the Bank’s Community Reinvestment Act assessment areas in New York. A Social Impact Advisory Board was also appointed to review proposed investments based on each project’s social and environmental impact, alignment with community needs and community support. Areas of the fund’s targeted impact include: projects that support job creation; affordable and workforce housing; Main Street revitalization/historic preservation developments that do not contribute to displacement; developments that serve nonprofit organizations; and environmentally sustainable real estate developments.

In 2023, the NBT CEI-Boulos Impact Fund announced its first equity investment in The Flanigan Square Transformation Project that will provide affordable workforce housing and a grocery store in a historically underinvested North Central neighborhood in Troy as part of an approximately $75 million socially impactful, environmentally conscious, transit-oriented and community informed master plan. The NBT CEI-Boulos Impact Fund made a $3.84 million equity investment for a majority ownership stake in two of the three components of the project. Progress is continuing with this project with the Bargain Grocery opening in 2024 and Flanigan Square Lofts expected to open in early 2025.

Products

The Company offers a comprehensive array of financial products and services for consumers and businesses with options that are beneficial to unbanked and underbanked individuals. Deposit accounts include low balance savings and checking options that feature minimal or no monthly service fees, provide assistance rebuilding positive deposit relationships, and assistance for those just starting a new banking relationship. The NBT iSelect Account was introduced in 2021 and has received certification for meeting the Bank On National Account Standards every year since its inception. Over 18,000 NBT iSelect Accounts have been opened since 2021. These accounts feature no monthly charges for maintenance, inactivity or dormancy, no overdraft fees and no minimum balance requirement. An enhanced digital banking platform incorporates ready access through online and mobile services to current credit score information and a personal financial management tool for budget and expense tracking.

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

Overview

The Company is a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the supervision of, and regular examination by, the FRB as its primary federal regulator. The Company is also subject to the jurisdiction of the SEC, and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC. The Company’s common stock is listed on the NASDAQ Global Select market under the ticker symbol, “NBTB,” and the Company is subject to the NASDAQ rules.

The Bank is chartered as a national banking association under the National Bank Act. The Bank is subject to the supervision of, and to regular examination by, the OCC as its chartering authority and primary federal regulator. The Bank is also subject to the supervision and regulation, to a limited extent, of the FDIC as its deposit insurer. Financial products and services offered by the Company and the Bank are subject to federal consumer protection laws and implementing regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”). The Company and the Bank are also subject to oversight by state attorneys general for compliance with state consumer protection laws. The Bank’s deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations. The non-bank subsidiaries of the Company and the Bank are subject to federal and state laws and regulations, including regulations of the FRB and the OCC, respectively.

Since the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), U.S. banks and financial services firms have been subject to enhanced regulation and oversight. It is not clear at this time what the effects on the Company and the Bank will be of any legislation or regulatory changes that may be enacted or implemented by the Trump administration.

Federal Bank Holding Company Regulation

The Company is a bank holding company as defined by the BHC Act. The BHC Act generally limits the business of the Company to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto.” The Company has also qualified for and elected to be a financial holding company. Financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury), or (2) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the FRB). If a bank holding company seeks to engage in the broader range of activities permitted under the BHC Act for financial holding companies, (1) the bank holding company and all of its depository institution subsidiaries must be “well-capitalized” and “well-managed,” as defined in the FRB’s Regulation Y and (2) it must file a declaration with the FRB that it elects to be a “financial holding company.” In order for a financial holding company to commence any activity that is financial in nature, incidental thereto, or complementary to a financial activity, or to acquire a company engaged in any such activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). See the section titled “Community Reinvestment Act of 1977” for further information relating to the CRA. The FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

In November 2023, the FDIC announced a special assessment on all insured depository institutions with more than $5 billion in total assets, including the Bank, in order to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The special assessment is being collected over an eight-quarter collection period, and potentially longer, beginning with the first quarterly assessment period of 2024. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The Company’s uninsured deposits as of December 31, 2022 were under $5 billion and therefore the Company was not subject to this special assessment.

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

Federal Home Loan Bank System

The Bank is also a member of the FHLB of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.125% of mortgage related assets at the beginning of each year. The Bank was in compliance with FHLB rules and requirements as of December 31, 2024.

Debit Card Interchange Fees

The Dodd-Frank Act requires that any interchange transaction fee charged for a debit transaction be reasonable and proportional to the cost incurred by the issuer for the transaction. FRB regulations mandated by the Dodd-Frank Act limit interchange fees on debit cards to a maximum of 21 cents per transaction plus 5 bps of the transaction amount. The rule also permits a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer developing, implementing and updating reasonably designed fraud-prevention policies and procedures. Issuers that, together with their affiliates, have less than $10 billion of assets, are exempt from the debit card interchange fee standards. In addition, FRB regulations prohibit all issuers, including the Company and the Bank, from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks.

In October 2023, the FRB issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 bps multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents per debit card transaction. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the FRB from large debit card issuers. The comment period for this proposal ended in May 2024 but no final rule has been published to date. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.

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

Capital Adequacy

In July 2013, the FRB, the OCC and the FDIC approved final rules (the “Capital Rules”) that established a new capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The Capital Rules revised the definitions and the components of regulatory capital, as well as addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also addressed asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach.

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

Pursuant to the Capital Rules, the minimum capital ratios are:

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

In addition, under the prior general risk-based capital rules, the effects of AOCI items included in stockholders’ equity (for example, marks-to-market of securities held in the AFS portfolio) under GAAP were excluded for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using the advanced approaches, including the Company and the Bank, were permitted to make a one-time permanent election to continue to exclude these items in January 2015. The Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued after May 19, 2010, from inclusion in bank holding companies’ Tier 1 capital.

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

For purposes of PCA, to be: (1) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (2) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (3) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (4) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; (5) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 2024, the Bank qualified as “well-capitalized” under applicable regulatory capital standards.

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

Future Legislative and Regulatory Initiatives

Congress, state legislatures and financial regulatory agencies may introduce various legislative and regulatory initiatives that could affect the financial services industry, generally. Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system. This includes changes in priorities and operations of regulatory agencies in connection with new leadership or otherwise. Such legislation or regulatory changes could change banking statutes and the regulatory and operating environment of the Company in substantial and unpredictable ways. If enacted or implemented, such legislation or regulatory changes could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the business of the Company.

Available Information

The Company’s website is www.nbtbancorp.com. The Company makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics and other codes/committee charters. The references to our website do not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

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

Key macroeconomic conditions historically have affected the Company’s business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, unemployment and other economic indicators are among the factors that often impact consumer spending and payment behavior and demand for credit. The Company relies primarily on interest and fees on our loan receivables to generate net earnings. The economy in the United States and globally has experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, trade wars or tariffs, inflation, changes in interest rates, the timing and impact of geopolitical uncertainties, natural disasters, epidemics and pandemics, terrorist attacks, acts of war or a combination of these or other factors. Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. A worsening of business and economic conditions could have adverse effects on our business, including the following:

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

The Company’s success depends primarily on the general economic conditions in upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine, central and northwestern Connecticut and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Syracuse, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburgh, Glens Falls, Hudson Valley and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton and Wilkes-Barre, Berkshire County, Massachusetts, southern New Hampshire, Vermont, southern Maine and central and northwestern Connecticut. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

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

The Company’s earnings and financial condition, like that of most financial institutions, are largely dependent upon net interest income, which is the difference between interest and dividend income earned from loans and securities and interest expense paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. Interest rates remain elevated compared to recent years and may increase. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect rates and, therefore, interest income and interest expense. High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost. The Company may also experience customer attrition due to competitor pricing on both deposits and loans. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s NIM will decline.

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

As of December 31, 2024, approximately 53% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and CRE loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our commercial and industrial, agricultural, construction and CRE loans.

Our allowance for credit losses may not be sufficient to cover actual loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

The Company maintains an allowance for credit losses, which is an allowance established through a provision for loan losses charged to expense, that represents management’s best estimate of expected credit losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks, forecast economic conditions and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for credit losses. Bank regulatory agencies periodically review the Company’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, the Company may need additional provisions to increase the allowance for credit losses. These potential increases in the allowance for credit losses would result in a decrease in net income and, possibly, capital and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Risk Management – Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses. Management expects that the CECL model may create more volatility in the level of our allowance for credit losses from quarter to quarter as changes in the level of allowance for credit losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.

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

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the DIF and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Furthermore, political and policy goals of elected officials may change over time, which could impact the rulemaking, supervision, examination and enforcement priorities of federal banking agencies. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or limit the pricing the Company may charge on certain banking services, among other things. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.

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

As of December 31, 2024, we had total assets of approximately $13.79 billion. The Dodd-Frank Act, including the Durbin Amendment, and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets. For bank holding companies with more than $10 billion in total consolidated assets, such requirements include, among other things:

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

A significant portion of our loan portfolio at December 31, 2024 was secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations, financial condition and liquidity.

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

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program. The carrying value and fair value of our FHLB of New York common stock was $10.6 million as of December 31, 2024. There are 11 branches of the FHLB, including New York, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects on the FHLB of New York could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

Provisions of our certificate of incorporation and bylaws, as well as Delaware law and certain banking laws, could delay or prevent a takeover of us by a third party.

Provisions of the Company’s certificate of incorporation and bylaws, the corporate law of the State of Delaware and state and federal banking laws, including regulatory approval requirements, could delay, defer or prevent a third party from acquiring the Company, despite the possible benefit to the Company’s stockholders, or otherwise adversely affect the market price of the Company’s common stock. These provisions include supermajority voting requirements for certain business combinations and advance notice requirements for nominations for election to the Board and for proposing matters that stockholders may act on at stockholder meetings. In addition, the Company is subject to Delaware law, which among other things prohibits the Company from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for the Company’s common stock at a premium over market price or adversely affect the market price of and the voting and other rights of the holders of the Company’s common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than candidates nominated by the Board.

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

Risks Related to Information Technology, Cybersecurity and Data Privacy

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

We depend upon data processing, communication systems, and information exchange on a variety of platforms and networks and over the internet to conduct business operations. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Although we require third party providers to maintain certain levels of security, such providers remain vulnerable to breaches, security incidents, system unavailability or other malicious attacks that could compromise sensitive information. Further, new technologies such as artificial intelligence (“AI”) may be more capable at evading safeguard measures. The risk of experiencing security incidents and disruptions, particularly through cyber-attacks or cyber intrusions, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions by organized crime, hackers, terrorists, nation-states, activists and other external parties has increased. These security incidents may result in disruption of our operations; material harm to our financial condition, cash flows and the market price of our common stock; misappropriation of assets; compromise or corruption of confidential information; liability for information or assets stolen during the incident; remediation costs; increased cybersecurity and insurance costs; regulatory enforcement; litigation; and damage to our stakeholder and customer relationships.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services (including those related to or involving AI, machine learning, blockchain and other technologies). The effective use of technology increases efficiency and enables financial institutions to serve customers better and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The development and use of AI exposes us to risks that may adversely impact our business.

We or our third-party providers may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI poses a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and we may be subject to increasing regulations related to our use of these technologies, including regulations related to privacy, data security, and intellectual property rights, which could expose us to legal risks. AI models, particularly generative AI models, may produce incorrect, biased, or misleading results, expose confidential information, or infringe on intellectual property rights. Further, we may rely on AI models developed by third parties, and, to that extent, would be subject to additional risks, including limited oversight of how these models are developed and trained and potential exposure to unauthorized data usage. If our AI models, or those developed by third parties, produce inaccurate or controversial results, we could face legal liability, regulatory scrutiny, reputational harm, or operational inefficiencies. These risks could negatively impact our business, financial results, and the perception of our security measures.

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

Risks Related to the Merger with Evans

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

●	the Merger is not consummated by September 15, 2025, unless the failure to consummate the Merger by such date is due to a material breach of the Merger Agreement by the terminating party.

In addition, the Company may terminate the Merger Agreement if:

●	Evans materially breaches the non-solicitation provisions in the Merger Agreement; or

●	the Evans Board of Directors:

●	fails to recommend approval of the Merger Agreement, or withdraws, modifies or changes such recommendation in a manner adverse to the Company’s interests; or

●	recommends, proposes or publicly announces its intention to recommend or propose to engage in an acquisition transaction with any person other than the Company or any of its subsidiaries.

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

The Company has incurred substantial legal, accounting, financial advisory and other Merger-related costs, and management has devoted considerable time and effort in connection with the Merger. If the Merger is not completed, the Company will bear certain fees and expenses associated with the Merger without realizing the benefits of the Merger. If the Merger is completed, the Company expects to incur substantial expenses in connection with integrating the business, operations, network, systems, technologies, policies and procedures of the two companies. The fees and expenses may be significant and could have an adverse impact on the Company’s results of operations.

The Company believes that it has reasonably estimated the likely costs of integrating the operations of the Company and Evans, and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the Merger could have a dilutive effect on the Company’s EPS. In other words, if the Merger is completed, the EPS of the Company’s common stock could be less than anticipated or even less than if the Merger had not been completed.

Estimates as to the future value of the combined company are inherently uncertain.

Any estimates as to the future value of the combined company, including estimates regarding the EPS of the combined company, are inherently uncertain. The future value of the combined company will depend upon, among other factors, the combined company’s ability to achieve projected revenue and earnings expectations and to realize the anticipated synergies, all of which are subject to the risks and uncertainties described in these risk factors.

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

●
decisions on whether, when and in what amounts to make any future dividends will remain at all times entirely at the discretion of the Board, which reserves the right to change the Company’s dividend practices at any time and for any reason; and

●
the amount of dividends that the Company’s subsidiaries may distribute to the Company may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

The Company’s stockholders will have no contractual or other legal right to dividends that have not been declared by the Board.

General Risks

The risks presented by acquisitions could adversely affect our financial condition and results of operations.

The business strategy of the Company has included and may continue to include growth through acquisition. Any acquisitions (including the acquisition of Evans) will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things:

●	exposure to potential asset quality issues of the acquired business;

●	potential exposure to unknown or contingent liabilities of the acquired business;

●	our ability to realize anticipated cost savings;

●	the difficulty of integrating operations and personnel (including the operations and personnel of Evans) and the potential loss of key employees;

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

Risk Management and Strategy

In line with our commitment to strong corporate governance and the security of our operations, we continuously assess and mitigate cybersecurity risks that could impact our business, stakeholders, and the integrity of our systems.

Using comprehensive risk assessment methodologies, we diligently identify and evaluate potential cybersecurity threats and vulnerabilities across our systems, networks, and data assets. This process includes regular reviews of emerging threats, penetration testing, vulnerability scanning, and thorough analysis of industry-specific risks. We actively participate in industry forums and information-sharing initiatives and collaborate with relevant stakeholders to exchange threat intelligence and best practices.

We emphasize continuous training for our staff to enhance their ability to identify and respond to cybersecurity threats. To support this effort, we invest in cybersecurity technology and talent. Additionally, we conduct rigorous vendor assessments and require specific security standards for third-party providers. Our comprehensive policies and procedures are designed to safeguard the integrity and security of information collected by us and our service providers. We have also implemented security measures to prevent unauthorized access to personal data and mitigate potential incidents. Furthermore, we learn from any past incidents and near misses to strengthen our resilience.

NBT collaborates with external experts to conduct audits, assessments, and validations of our cybersecurity controls, aligning them with established frameworks such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. We adapt our cybersecurity policies, standards, processes, and practices based on insights from these reviews.

Governance

The Board considers cybersecurity as part of its broader consideration of business strategy and enterprise risk management. It is the responsibility of the Risk Management Committee (“RMC”), a committee of the Board, to oversee efforts to develop and formally approve the written Information Security Program (“ISP”), implement, maintain and monitor the program, and review management reports and policies related to cyber incidents. The RMC is led by our Chief Risk Officer and comprised of Board members as well as the Chief Executive Officer. Cybersecurity risks are reported to the RMC at least quarterly and those reports include key performance indicators, test results, recent threats and how the Company is managing those threats, along with the effectiveness of the ISP. The RMC receives briefings from executive management on activities, including those related to cybersecurity risk oversight. The Board reviews the overall ISP at least annually.

NBT has appointed the Senior Director of Information Security (“DISO”) to oversee the implementation, coordination, and maintenance of the ISP. The DISO’s responsibilities include:

●	Leading the initial implementation of the ISP, including assessing internal and external risks to institutional data and documenting findings through risk assessment reports and remediation plans.

●	Coordinating the development, distribution, and maintenance of information security policies and procedures.

●	Designing and implementing administrative, technical, and physical safeguards to protect institutional data across the company.

The DISO reports to the Chief Risk Officer and has expertise in cybercrime prevention, social engineering, identity theft, and fraud prevention, gained through prior roles within the organization.

The DISO also supervises the Incident Response Team (“IRT”), which consists of senior executives, including the Chief Audit Officer, Chief Risk Officer, General Counsel, and representatives from Operations, Accounting, and Communications. Upon detecting an incident, the IRT promptly convenes to assess its severity, categorizing it as low, medium, or high. The response protocol follows the Cybersecurity and Infrastructure Security Agency (“CISA”) Cybersecurity Incident and Vulnerability Response Playbook (November 2021) and incorporates best practices outlined in the NIST Special Publication (SP) 800-61 Rev. 2: Computer Security Incident Handling Guide. The IRT has procedures and escalation protocols to escalate significant cybersecurity matters to the Executive Committee, the RMC and/or full Board, as deemed necessary.

During the incident review process, senior management, in collaboration with relevant personnel from information technology, data security, and external cybersecurity firms specializing in forensic investigations, when necessary, assesses the materiality of the breach alongside the severity scale. This evaluation aims to accurately identify risks and potential operational and business impacts. Materiality determination involves an objective analysis of both quantitative and qualitative factors, including an evaluation of impact and reasonably likely impacts.

We have purchased cybersecurity insurance, but there are no assurances that the coverage would be adequate in relation to any incurred losses. As of December 31, 2024 we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected the business strategy, results of operations or financial condition of the Company. However, we cannot guarantee that we will remain unaffected in the future.

For further discussion of such risks, see the section entitled “Risks Related to Information Technology, Cybersecurity and Data Privacy” in Item 1A. Risk Factors of this Form 10-K.

ITEM 2.	PROPERTIES

The Company owns its headquarters located at 52 South Broad Street, Norwich, New York 13815. In addition, as of December 31, 2024 the Company has 155 branch locations, of which 67 are leased from third parties. The Company owns all other banking premises.

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

Market Information

The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol “NBTB.” The closing price of the Common Stock on January 31, 2025 was $47.63. As of January 31, 2025, there were 5,194 stockholders of record of Common Stock. No unregistered securities were sold by the Company during the year ended December 31, 2024.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the KBW Regional Bank Index (Peer Group). The stock performance graph assumes that $100 was invested on December 31, 2019. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. We calculate each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
NBT Bancorp	$100.00	$118.13	$101.22	$117.46	$117.35	$138.05
KBW Regional Bank Index	$100.00	$91.32	$124.78	$116.15	$115.69	$130.96
NASDAQ Composite Index	$100.00	$145.05	$177.27	$119.63	$173.11	$224.34
Source: Bloomberg, L.P.

Dividends

The Company depends primarily upon dividends from subsidiaries for a substantial part of its revenue. Accordingly, the ability to pay dividends to stockholders depends primarily upon the receipt of dividends or other capital distributions from the subsidiaries. Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions. Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2024, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $107.6 million to the Company without the prior approval of the OCC.

If the capital of the Company is diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 15 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are included elsewhere in this report.

Stock Repurchase

The Company purchased 7,600 shares of its common stock during year ended December 31, 2024 at an average price of $33.02 per share under its previously announced share repurchase program. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effect of stock-based incentive plans and other potential uses of common stock for corporate purposes. The Company did not purchase any shares of its common stock during the fourth quarter of 2024. As of December 31, 2024, there were 1,992,400 shares available for repurchase under this plan authorized on December 18, 2023, which is set to expire on December 31, 2025.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). When references to “NBT,” “we,” “our,” “us,” and “the Company” are made in this report, we mean NBT Bancorp Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, NBT Bancorp Inc. When we refer to the “Bank” in this report, we mean our only bank subsidiary, NBT Bank, National Association, and its subsidiaries. This discussion will focus on results of operations for the fiscal years ended December 31, 2024, 2023, and 2022, and financial condition as of December 31, 2024 and 2023, including capital resources and asset/liability management. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. The discussion in Item 1A. Risk Factors lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

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

General

NBT Bancorp Inc. is a registered financial holding company headquartered in Norwich, NY, with total assets of $13.79 billion at December 31, 2024. The Company’s business, primarily conducted through the Bank and its full-service retirement plan administration and recordkeeping subsidiary and full-service insurance agency subsidiary, consists of providing commercial banking, retail banking, wealth management and other financial services primarily to customers in its market area, which includes upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers. The financial review that follows focuses on the factors affecting the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiaries, the Bank, NBT Financial and NBT Holdings during 2024 and, in summary form, the preceding two years. NIM is presented in this discussion on a FTE basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2024 and 2023 and for each of the years in the three-year period ended December 31, 2024 should be read in conjunction with this review.

Critical Accounting Policies

The SEC defines critical accounting policies as accounting policies that are most important to a company’s financial results and condition. These policies are often subjective and require management to make estimates about uncertain matters. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles GAAP and to general practices within the financial services industry. In the course of normal business activity, management must select and apply many accounting policies and methodologies and make estimates and assumptions that lead to the financial results presented in the Company’s consolidated financial statements and accompanying notes. There are uncertainties inherent in making these estimates and assumptions, which could materially affect the Company’s results of operations and financial position.

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

Goodwill represents the cost of the acquired business in excess of the fair value of the related net assets acquired. Following a merger, the determination of fair values for acquired assets and assumed liabilities, including intangible assets such as goodwill, becomes critical. All acquired assets, including goodwill and other intangible assets, and assumed liabilities in purchase acquisitions are recorded at fair value as of the acquisition date. The Company expenses all acquisition-related costs as incurred as required by ASC Topic 805, “Business Combinations.”

The determination of fair values for acquired loans in a business combination is a significant aspect of our financial reporting process. The valuation of acquired loans relied on a discounted cash flow approach applied on a pooled basis, utilizing a forecast of principal and interest payments. This methodology segmented the acquired loan portfolio by loan type, term, interest rate, payment frequency and payment, and incorporated specific key valuation assumptions, encompassing prepayments, PD, LGD, and the discount rate to ascertain the fair value of these assets. Given the inherent subjectivity and reliance on future cash flows and market conditions, this process involves considerable judgment and estimation uncertainty.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2024, the quantitative model incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2024, the weightings were 80% and 20% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected a Northeast unemployment rate environment starting at 4.1% and increasing slightly during the forecast period to 4.2%. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the first quarter of 2025 at approximately 3.8% before decreasing to a low of 2.6% in the third quarter of 2025 and then increasing to 3.9% by the end of the forecast period. Key assumptions in the baseline economic outlook included two 25 basis point federal funds rate cuts in 2025, quantitative tightening ending in early 2025, a post-election fiscal outlook with lower spending, lower taxes, and higher tariffs, and the economy currently being near full employment. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment increases to a peak of 7.5% in the first quarter of 2026. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2024. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of December 31, 2024, the Company attributed the change in scenario weightings to the change in the allowance for credit losses, with a 10% decrease to the downside scenario and a 10% increase to the baseline scenario causing a 4% decrease in the overall estimated allowance for credit losses. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of December 31, 2024, the Company increased the downside scenario to 100% which resulted in a 33% increase in the overall estimated allowance for credit losses.

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

Evans Bancorp, Inc. Merger

On September 9, 2024, the Company and the Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Evans and Evans Bank, Evans’s subsidiary, pursuant to which the Company will acquire Evans. Evans, with assets of approximately $2.19 billion at December 31 2024, is headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, is a federally-chartered national banking association operating 18 banking locations in Western New York.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of each party, Evans will merge with and into the Company, with the Company as the surviving entity, and immediately thereafter, Evans Bank will merge with and into the Bank, with the Bank as the surviving bank (the “Merger”).

Under the terms of the Merger Agreement, each outstanding share of Evans common stock will be converted into the right to receive 0.91 shares of the Company’s common stock. In December 2024, the Company announced that it had received the regulatory approval from the OCC and the waiver from Federal Reserve Bank of New York necessary to complete its acquisition of Evans. Also in December 2024, the shareholders of Evans voted to approve the Merger. Evans reported over 75% of the issued and outstanding shares of Evans were represented at a special shareholder meeting and over 96% of the votes cast were voted to approve the Merger. NBT and Evans anticipate closing the transaction in second quarter of 2025 in conjunction with the core system conversion, pending customary closing conditions.

The Company incurred acquisition expenses related to the Merger of $1.5 million for the year ended December 31, 2024.

Salisbury Bancorp, Inc. Merger

On August 11, 2023, NBT completed its acquisition of Salisbury. Salisbury Bank was a Connecticut-chartered commercial bank headquartered in Lakeville, Connecticut, operating 13 banking offices in northwestern Connecticut, the Hudson Valley region of New York, and southwestern Massachusetts. In connection with the acquisition, the Company issued 4.32 million shares of common stock and acquired approximately $1.46 billion of identifiable assets, including $1.18 billion of loans, $122.7 million in investment securities which were sold immediately after the merger, $31.2 million of core deposit intangibles and $4.7 million in a wealth management customer intangible, as well as $1.31 billion in deposits. As of the acquisition date, the fair value discount was $78.7 million for loans, net of the reclassification of the purchase credit deteriorated allowance, and was $3.0 million for subordinated debt. The Company established a $14.5 million allowance for acquired Salisbury loans which included both the $5.8 million allowance for PCD loans reclassified from loans and the $8.8 million allowance for non-PCD loans recognized through the provision for loan losses.

The Company incurred acquisition expenses related to the merger with Salisbury of $10.0 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.

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

Net income for the year ended December 31, 2024 was $140.6 million, or $2.97 per diluted common share, up $21.9 million from $118.8 million, or $2.65 per diluted common share, for the year ended December 31, 2023.

Operating net income(1), a non-GAAP measure, was $139.7 million, or $2.94 per diluted common share, for the year ended December 31, 2024, compared to $144.7 million, or $3.23 per diluted common share for the year ended December 31, 2023.

In the first quarter of 2023, the Company incurred a $5.0 million securities loss on the write-off of an AFS subordinated debt investment of a failed financial institution. In the first quarter of 2024, the Company sold the previously written-off subordinated debt security and recognized a gain of $2.3 million. In the second quarter 2023, the Company incurred a $4.5 million securities loss on the sale of two subordinated debt securities held in the AFS portfolio. In the fourth quarter of 2023 the Company recorded a full $4.8 million impairment of its minority interest equity investment in a provider of financial and technology services to residential solar equipment installers due to the uncertainty in the realizability of the investment in other noninterest expense in the consolidated statements of income.

The following information should be considered in connection with the Company’s results as of and for the year ended December 31, 2024:

●	Net interest income for the year ended December 31, 2024 was $400.1 million, up $21.9 million, or 5.8%, from 2023.
●
The Company recorded a provision for loan losses of $19.6 million for the year ended December 31, 2024, compared to $25.3 million in 2023. Included in the provision expense for the year ended December 31, 2023 was $8.8 million of acquisition-related provision for loan losses.

●	Excluding securities gains (losses), noninterest income represented 30% of total revenues and was $174.0 million for the year ended December 31, 2024, up $22.5 million, or 14.9%, from the prior year.
●	Noninterest expense, excluding acquisition expenses, was up $44.7 million, or 13.5%, from the prior year.
●	Period end total loans were $9.97 billion, up $319.2 million, or 3.3% from December 31, 2023.
●	Credit quality metrics including net charge-offs to average loans were 0.18% and allowance for loan losses to total loans was 1.16%.
●	Period end total deposits were $11.55 billion, up $577.8 million, or 5.3%, from December 31, 2023.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Results of Operations

The following table sets forth certain financial highlights:

	Years Ended December 31,
	2024	2023	2022
Performance:
Diluted earnings per share	$2.97	$2.65	$3.52
Return on average assets	1.04%	0.95%	1.29%
Return on average equity	9.57%	9.34%	12.67%
Return on average tangible common equity	13.75%	13.02%	16.89%
Net interest margin (FTE)	3.23%	3.29%	3.34%
Capital:
Equity to assets	11.07%	10.71%	10.00%
Tangible equity ratio	8.42%	7.93%	7.73%
Book value per share	$32.34	$30.26	$27.38
Tangible book value per share	$23.88	$21.72	$20.65
Leverage ratio	10.24%	9.71%	10.32%
Common equity tier 1 capital ratio	11.93%	11.57%	12.12%
Tier 1 capital ratio	12.83%	12.50%	13.19%
Total risk-based capital ratio	15.03%	14.75%	15.38%

The following tables provide non-GAAP reconciliations:

	Years Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Return on average tangible common equity:
Net income	$140,641	$118,782	$151,995
Amortization of intangible assets (net of tax)	6,332	3,551	1,698
Net income, excluding intangible amortization	$146,973	$122,333	$153,693
Average stockholders’ equity	$1,468,861	$1,272,333	$1,199,383
Less: average goodwill and other intangibles	399,989	332,667	289,238
Average tangible common equity	$1,068,872	$939,666	$910,145
Return on average tangible common equity	13.75%	13.02%	16.89%
Tangible equity ratio:
Stockholders’ equity	$1,526,141	$1,425,691	$1,173,554
Intangibles	399,023	402,294	288,545
Assets	$13,786,666	$13,309,040	$11,739,296
Tangible equity ratio	8.42%	7.93%	7.73%
Tangible book value:
Stockholders’ equity	$1,526,141	$1,425,691	$1,173,554
Intangibles	399,023	402,294	288,545
Tangible equity	$1,127,118	$1,023,397	$885,009
Diluted common shares outstanding	47,195	47,110	42,858
Tangible book value per share	$23.88	$21.72	$20.65
Operating net income:
Net income	$140,641	$118,782	$151,995
Acquisition expenses	1,531	9,978	967
Acquisition-related provision for credit losses	-	8,750	-
Acquisition-related reserve for unfunded loan commitments	-	836	-
Impairment of a minority interest equity investment	-	4,750	-
Securities (gains) losses	(2,789)	9,315	1,131
Adjustment to net income	$(1,258)	$33,629	$2,098
Adjustment to net income (net of tax)	$(984)	$25,965	$1,623
Operating net income	$139,657	$144,747	$153,618
Operating diluted earnings per share	$2.94	$3.23	$3.56

2025 Outlook

The Company’s 2024 earnings reflected its continued ability to invest in the Company’s future while managing significant volatility in the interest rate environment and overall economic conditions, which have presented challenges across the financial services industry. 2024 was marked by resilience for both economic growth and inflation. Entering the year, forecasts called for a slowing economy and a moderation in inflation due to the rapid change in interest rates engineered by the FRB throughout 2022-2023. GDP growth rate of 1.6% in the first quarter of 2024 was weak, but growth strongly rebounded with 3.0% and 2.8% growth in the second and third quarters, respectively. Overall, 2024 annualized economic growth was 2.8%, a full percentage point higher than initial forecasts. At the same time, inflation continued to trend lower in the first half of 2024. However, that improvement stalled in the second half of the year, with the Core Personal Consumption Expenditure index increasing from 2.6% to 2.8% over the last 5 months of the year. The combination of stronger-than-expected GDP growth and stubborn inflation forced the FRB to delay their pivot to an easier monetary policy that was anticipated in 2024. The yield curve remained inverted through the majority of 2024. However, in September of 2024 the FOMC lowered the Federal Funds rate by 50 bps followed by consecutive 25 bps reductions in November and December of 2024. These rate cuts flattened the yield curve, and in some instances, led to a modestly upward-sloping yield curve at certain term points.

Economic indicators remained mixed, but trended toward an improved yet elevated level of inflation. While inflation has declined, continued economic resilience has lowered the probability of further Federal Funds rate reductions in 2025. The “higher for longer” interest rate environment is expected to persist, though strong consumer and corporate balance sheets suggest that any potential economic slowdown may be mild. Significant items that may have an impact on 2025 results include:

●	Excess liquidity in the banking system has significantly decreased:
ο	loan growth may be negatively impacted as interest rates have risen and lenders have reverted back to historical credit spreads to account for overall higher cost of funds;
ο
cost of deposits as well as overall cost of funds could continue to negatively impact NIM. While the recent decline to short-term interest rates may allow for some continued cost of funds reductions, the elevated level of relative interest rates and the bank failures in early 2023 continue to pressure competition for deposits as well as the associated cost of funds;

ο
higher short-term interest rates as compared to recent history have continued to afford deposit customers investment opportunities outside the banking system resulting in deposit declines across the industry, however, a decline to short-term interest rates could potentially mitigate this;

ο	investment purchases have slowed, however, reinvestment of investment cash flows at higher rate levels has allowed for improved yield on the portfolio as a whole.
●	The FRB has continued to combat elevated inflation, with the result being inflationary pressures being much more under control in 2024 and into 2025:
ο	this reduced inflation has had a material impact on current and expected FRB monetary policy;
ο	the tightening of monetary policy through measures to raise interest rates seen in 2022 and 2023 began to reverse itself in 2024 given softening inflation;
ο
the loosening of monetary policy through the reduction to short-term interest rates in 2024 and into 2025 could have a negative impact on overall net interest income given the decline in interest rates on floating rate assets. This risk has been mitigated by the Bank’s migration to a more neutral interest rate sensitivity position.

●	The Company’s continued focus on long-term strategies including growth in its markets, diversification of revenue sources, improving operating efficiencies and investing in technology.
●	The Company’s anticipated merger with Evans is expected to provide earnings benefit and incremental growth potential in new markets.

The Company’s 2025 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in Item 1A. Risk Factors.

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

Average Balances and Net Interest Income

	2024			2023			2022
(Dollars in thousands)	Average Balances	Net Interest Income	Yield/ Rate	Average Balances	Net Interest Income	Yield/ Rate	Average Balances	Net Interest Income	Yield/ Rate
Assets:
Short-term interest-bearing accounts	$86,213	$4,412	5.12%	$126,765	$6,259	4.94%	$440,429	$3,072	0.70%
Securities taxable(1)	2,285,725	45,588	1.99%	2,377,596	45,176	1.90%	2,424,925	43,229	1.78%
Securities tax-exempt(1) (3)	221,273	7,788	3.52%	214,053	6,730	3.14%	233,515	5,070	2.17%
FRB and FHLB stock	37,789	2,672	7.07%	48,641	3,368	6.92%	27,040	995	3.68%
Loans(2) (3)	9,818,064	553,784	5.64%	8,803,228	463,290	5.26%	7,772,962	333,008	4.28%
Total interest-earning assets	$12,449,064	$614,244	4.93%	$11,570,283	$524,823	4.54%	$10,898,871	$385,374	3.54%
Other assets	1,071,455			923,850			893,197
Total assets	$13,520,519			$12,494,133			$11,792,068
Liabilities and stockholders’ equity:
Money market deposit accounts	$3,308,433	$116,982	3.54%	$2,418,450	$62,475	2.58%	$2,447,978	$4,955	0.20%
NOW deposit accounts	1,617,456	13,442	0.83%	1,555,414	8,298	0.53%	1,578,831	2,600	0.16%
Savings deposits	1,580,517	734	0.05%	1,715,749	650	0.04%	1,829,360	592	0.03%
Time deposits	1,408,410	55,790	3.96%	1,006,867	33,218	3.30%	464,912	1,776	0.38%
Total interest-bearing deposits	$7,914,816	$186,948	2.36%	$6,696,480	$104,641	1.56%	$6,321,081	$9,923	0.16%
Federal funds purchased	13,016	721	5.54%	24,575	1,269	5.16%	14,644	588	4.02%
Repurchase agreements	95,879	2,255	2.35%	70,251	747	1.06%	69,561	67	0.10%
Short-term borrowings	103,963	5,693	5.48%	450,377	23,592	5.24%	46,371	1,968	4.24%
Long-term debt	29,715	1,166	3.92%	24,247	925	3.81%	6,579	161	2.45%
Subordinated debt, net	120,420	7,232	6.01%	105,756	6,076	5.75%	98,439	5,424	5.51%
Junior subordinated debt	101,196	7,533	7.44%	101,196	7,320	7.23%	101,196	3,749	3.70%
Total interest-bearing liabilities	$8,379,005	$211,548	2.52%	$7,472,882	$144,570	1.93%	$6,657,871	$21,880	0.33%
Demand deposits	3,377,352			3,463,608			3,696,957
Other liabilities	295,301			285,310			237,857
Stockholders’ equity	1,468,861			1,272,333			1,199,383
Total liabilities and stockholders’ equity	$13,520,519			$12,494,133			$11,792,068
Net interest income (FTE)		$402,696			$380,253			$363,494
Interest rate spread			2.41%			2.61%			3.21%
Net interest margin (FTE)			3.23%			3.29%			3.34%
Taxable equivalent adjustment		$2,574			$2,034			$1,304
Net interest income		$400,122			$378,219			$362,190

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

2024 OPERATING RESULTS AS COMPARED TO 2023 OPERATING RESULTS

Net Interest Income

Net interest income for the year ended December 31, 2024 was $400.1 million, up $21.9 million, or 5.8%, from 2023. FTE NIM was 3.23% for the year ended December 31, 2024, a decrease of 6 bps from 2023. Interest income increased $88.9 million, or 17.0%, as the yield on average interest-earning assets increased 39 bps from 2023 to 4.93%, while average interest-earning assets of $12.45 billion increased $878.8 million primarily due to the Salisbury acquisition and organic loan growth, partially offset by a decrease in securities. Interest expense was up $67.0 million, or 46.3%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, driven by interest-bearing deposit costs increasing 80 bps to 2.36% and a $1.22 billion increase in interest-bearing deposits as a result of the Salisbury acquisition, partly offset by a decrease of $346.4 million in the average balances of short-term borrowings and the 548 bps rate paid on those borrowings. Included in net interest income was $10.4 million and $4.3 million for the years ended December 31, 2024 and 2023, respectively, of acquisition-related net accretion.

Analysis of Changes in FTE Net Interest Income

	Increase (Decrease) 2024 over 2023			Increase (Decrease) 2023 over 2022
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$(2,068)	$221	$(1,847)	$(3,583)	$6,770	$3,187
Securities taxable	(1,784)	2,196	412	(856)	2,803	1,947
Securities tax-exempt	233	825	1,058	(452)	2,112	1,660
FRB and FHLB stock	(766)	70	(696)	1,128	1,245	2,373
Loans	55,771	34,723	90,494	47,841	82,441	130,282
Total FTE interest income	$51,386	$38,035	$89,421	$44,077	$95,372	$139,449
Money market deposit accounts	27,225	27,282	54,507	(60)	57,580	57,520
NOW deposit accounts	343	4,801	5,144	(39)	5,737	5,698
Savings deposits	(54)	138	84	(38)	96	58
Time deposits	15,016	7,556	22,572	4,164	27,278	31,442
Federal funds purchased	(634)	86	(548)	479	202	681
Repurchase agreements	349	1,159	1,508	1	679	680
Short-term borrowings	(18,924)	1,025	(17,899)	21,058	566	21,624
Long-term debt	214	27	241	632	132	764
Subordinated debt, net	871	285	1,156	414	238	652
Junior subordinated debt	-	213	213	-	3,571	3,571
Total FTE interest expense	$24,406	$42,572	$66,978	$26,610	$96,080	$122,690
Change in FTE net interest income	$26,980	$(4,537)	$22,443	$17,467	$(708)	$16,759

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $1.01 billion, or 11.5%, from 2023 to 2024 driven by the Salisbury acquisition and organic loan growth, with increases in C&I, CRE, indirect auto and residential mortgage portfolios being partially offset by a reduction in the average balance of residential solar and other consumer loans. The yield on average loans increased from 5.26% in 2023 to 5.64% in 2024, as loans re-priced upward due to the interest rate environment in 2024. FTE interest income from loans increased 19.5%, from $463.3 million in 2023 to $553.8 million in 2024. This increase was due to the increases in yields and an increase in the average balance.

Composition of Loan Portfolio

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated is as follows:

	December 31,
(In thousands)	2024	2023	2022	2021	2020
Commercial & industrial	$1,426,358	$1,353,725	$1,265,082	$1,155,240	$1,121,224
Commercial real estate	3,876,698	3,626,910	2,807,941	2,655,367	2,526,813
Paycheck protection program	124	523	949	101,222	430,810
Residential real estate	2,142,249	2,125,804	1,649,870	1,571,232	1,466,662
Home equity	334,268	337,214	314,124	330,357	387,974
Indirect auto	1,273,253	1,130,132	989,587	859,454	931,286
Residential solar	820,079	917,755	856,798	440,016	282,224
Other consumer	96,881	158,650	265,796	385,571	351,892
Total loans	$9,969,910	$9,650,713	$8,150,147	$7,498,459	$7,498,885

(1)	Loans are summarized by business line which does not align with how the Company assesses credit risk in the estimate for credit losses under CECL.

Total loans were $9.97 billion and $9.65 billion at December 31, 2024 and 2023, respectively. Excluding the other consumer and residential solar portfolios that are in a planned run-off status, period end loans increased $478.6 million, or 5.6%. C&I loans increased $72.2 million to $1.43 billion; CRE loans increased $249.8 million to $3.88 billion; and total consumer loans decreased $2.8 million to $4.67 billion. Total loans represent approximately 72.3% of assets as of December 31, 2024, as compared to 72.5% as of December 31, 2023.

Loans in the C&I and CRE portfolios consist primarily of loans extended to small and medium-sized entities. The Company offers a variety of loan products tailored to meet the needs of commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion, equipment purchases, livestock purchases and seasonal crop expenses. These loans are typically collateralized by business assets such as equipment, accounts receivable and perishable agricultural products, which are inherently subject to industry price volatility. The Company extends CRE loans to support real estate transactions, including acquisitions, refinancings, expansions and property improvements to both commercial and agricultural properties. These loans are secured by liens on real estate assets, covering a spectrum of properties including apartments, commercial structures, healthcare facilities and others, whether occupied by owners or non-owners. Risks associated with the CRE portfolio pertain to the borrowers’ ability to meet interest and principal payments over the life of the loan, as well as their ability to secure financing upon the loan’s maturity. The Company has a risk management framework that includes rigorous underwriting standards, targeted portfolio stress testing, interest rate sensitivities on commercial borrowers and comprehensive credit risk monitoring mechanisms. The Company remains vigilant in monitoring market trends, economic indicators and regulatory developments to promptly adapt our risk management strategies as needed.

Within the CRE portfolio, approximately 81% comprises Non-Owner Occupied CRE, with the remaining 19% being Owner-Occupied CRE. Non-Owner Occupied CRE includes diverse sectors across the Company’s markets such as residential rental properties (43%) and office spaces (18%), along with retail, manufacturing, mixed use, hotels and others. Notably, office CRE loans account for 6% of the total outstanding loans, predominantly serving suburban medical and professional tenants across suburban and small urban markets. These loans carry an average size of $1.9 million, with 9% maturing over the next two years. As of December 31, 2024 and December 31, 2023, the total CRE construction and development loans amounted to $314.8 million and $347.2 million, respectively.

Residential real estate loans consist primarily of loans secured by a first or second mortgage on primary residences. The Company originates both adjustable-rate and fixed-rate, one-to-four-family residential loans for the construction or purchase of a residential property or refinancing of a mortgage. These loans are collateralized by properties located in the Company’s market area. The Company has never actively participated in subprime mortgage lending, which has historically been one of the riskiest sectors in the residential housing market. Given the absence of a universally accepted definition of what constitutes “subprime” lending, the Company follows guidance from the Office of Thrift Supervision and other federal bank regulators (the “Agencies”), as outlined in the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001. As of December 31, 2024, there were $40.5 million in residential construction and development loans included in total loans.

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

In 2017, the Company partnered with Sungage Financial, LLC. to offer financing to consumers for solar ownership with the program tailored for delivery through solar installers. Advances of credit through this business line are to prime borrowers and are subject to the Company’s underwriting standards. Typically, the Company collects fees at origination that are deferred and recognized into interest income over the estimated life of the loan. Residential solar loans are in a planned-run off status.

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

	Remaining Maturity at December 31, 2024
(In thousands)	C&I	CRE	Indirect Auto	Residential Solar	Other Consumer	Residential	Total
Within one year	$342,668	$192,219	$11,760	$217	$17,226	$468	$564,558
From one to five years	563,191	1,160,766	719,867	16,762	90,575	36,984	2,588,145
From five to fifteen years	315,437	2,197,911	541,626	258,232	319,451	375,232	4,007,889
After fifteen years	205,186	325,802	-	544,868	3,897	1,729,565	2,809,318
Total	$1,426,482	$3,876,698	$1,273,253	$820,079	$431,149	$2,142,249	$9,969,910

Interest rate terms on amounts due after one year:
Fixed	$755,929	$833,674	$1,261,493	$819,862	$178,174	$1,820,592	$5,669,724
Variable	$327,885	$2,850,805	$-	$-	$235,749	$321,189	$3,735,628

Securities and Corresponding Interest and Dividend Income

The average balance of taxable securities AFS and HTM decreased $91.9 million, or 3.9%, from 2023 to 2024. The yield on average taxable securities was 1.99% for 2024 compared to 1.90% in 2023. The average balance of tax-exempt securities AFS and HTM increased from $214.1 million in 2023 to $221.3 million in 2024. The FTE yield on tax-exempt securities increased from 3.14% in 2023 to 3.52% in 2024.

The average balance of FRB and FHLB stock decreased to $37.8 million in 2024 from $48.6 million in 2023. The yield on investments in FRB and FHLB stock increased from 6.92% in 2023 to 7.07% in 2024.

Securities Portfolio

	As of December 31,
	2024		2023		2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities:
U.S. treasury	$108,838	$102,790	$133,302	$125,024	$132,891	$121,658
Federal agency	248,348	218,517	248,384	214,740	248,419	206,419
State & municipal	95,457	87,490	96,251	86,306	97,036	82,851
Mortgage-backed	512,353	464,365	473,813	422,268	536,021	473,694
Collateralized mortgage obligations	725,821	656,488	614,886	541,544	669,111	588,363
Corporate	48,482	45,014	48,442	40,976	60,404	54,240
Total AFS securities	$1,739,299	$1,574,664	$1,615,078	$1,430,858	$1,743,882	$1,527,225
HTM securities:
Federal agency	$100,000	$83,344	$100,000	$82,216	$100,000	$79,322
Mortgage-backed	224,190	189,326	245,806	213,630	267,907	230,473
Collateralized mortgage obligations	228,924	206,125	251,335	228,463	274,366	249,848
State & municipal	289,807	271,150	308,126	290,215	277,244	253,004
Total HTM securities	$842,921	$749,945	$905,267	$814,524	$919,517	$812,647

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

The following tables set forth information with regard to contractual maturities of debt securities shown in amortized cost ($) and weighted average yield (%) at December 31, 2024. Weighted-average yields are an arithmetic computation of income (not FTE adjusted) divided by amortized cost. Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than 1 Year		1 Year to 5 Years		5 Years to 10 Years		Over 10 Years		Total
(Dollars in thousands)	$	%	$	%	$	%	$	%	$	%
AFS securities:
U.S. treasury	$29,815	1.80%	$79,023	1.72%	$-	-	$-	-	$108,838	1.74%
Federal agency	-	-	225,600	1.02%	22,748	1.18%	-	-	248,348	1.04%
State & municipal	4,001	1.69%	86,217	1.36%	5,239	1.40%	-	-	95,457	1.38%
Mortgage-backed	594	2.64%	87,354	1.28%	136,867	2.45%	287,538	2.45%	512,353	2.25%
Collateralized mortgage obligations	5,416	3.38%	146,623	2.42%	28,662	1.52%	545,120	2.87%	725,821	2.73%
Corporate	-	-	-	-	48,482	4.03%	-	-	48,482	4.03%
Total AFS securities	$39,826	2.01%	$624,817	1.52%	$241,998	2.52%	$832,658	2.72%	$1,739,299	2.25%
HTM securities:
Federal agency	$-	-	$25,000	1.01%	$75,000	1.14%	$-	-	$100,000	1.11%
Mortgage-backed	-	-	3,483	3.49%	12,128	4.23%	208,579	2.01%	224,190	2.15%
Collateralized mortgage obligations	-	-	69,154	3.03%	33,855	2.77%	125,915	2.73%	228,924	2.83%
State & municipal	97,329	3.58%	65,769	2.45%	72,587	1.90%	54,122	1.81%	289,807	2.57%
Total HTM securities	$97,329	3.58%	$163,406	2.50%	$193,570	1.90%	$388,616	2.22%	$842,921	2.36%
Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities totaled $8.38 billion in 2024 and increased $906.1 million from 2023. The increase was primarily driven by the interest-bearing deposits acquired from Salisbury partially offset by a decrease in short-term borrowings. The rate paid on interest-bearing liabilities increased from 1.93% in 2023 to 2.52% in 2024. This increase in rates caused an increase in interest expense of $67.0 million, or 46.3%, from $144.6 million in 2023 to $211.5 million in 2024.

Deposits

Average interest-bearing deposits increased $1.22 billion, or 18.2%, from 2023 to 2024. Average money market deposits increased $890.0 million, or 36.8%, during 2024 compared to 2023. Average NOW accounts increased $62.0 million, or 4.0%, during 2024 as compared to 2023. The average balance of savings accounts decreased $135.2 million, or 7.9%, during 2024 compared to 2023. The average balance of time deposits increased $401.5 million, or 39.9%, from 2023 to 2024. The average balance of demand deposits decreased $86.3 million, or 2.5%, during 2024 compared to 2023. The Company continues to experience some migration incremental from noninterest bearing and low interest checking and savings accounts into higher cost money market and time deposit instruments. The increase in average balances was primarily due to the $1.31 billion in deposits acquired from Salisbury in the third quarter of 2023. The Company’s composition of total deposits is diverse and granular with over 561,000 accounts with an average per account balance of $20,574 as of December 31, 2024.

The rate paid on average interest-bearing deposits was up 80 bps to 2.36% for 2024. The rate paid for MMDA increased 96 bps to 3.54% from 2023 to 2024. The rate paid for NOW deposit accounts increased from 0.53% in 2023 to 0.83% in 2024. The rate paid for savings deposits increased from 0.04% in 2023 to 0.05% in 2024. The rate paid for time deposits increased from 3.30% during 2023 to 3.96% during 2024.

	Years Ended December 31,
	2024		2023		2022
(In thousands)	Average Balance	Yield/Rate	Average Balance	Yield/Rate	Average Balance	Yield/Rate
Demand deposits	$3,377,352		$3,463,608		$3,696,957

Money market deposit accounts	3,308,433	3.54%	2,418,450	2.58%	2,447,978	0.20%
NOW deposit accounts	1,617,456	0.83%	1,555,414	0.53%	1,578,831	0.16%
Savings deposits	1,580,517	0.05%	1,715,749	0.04%	1,829,360	0.03%
Time deposits	1,408,410	3.96%	1,006,867	3.30%	464,912	0.38%
Total interest-bearing deposits	$7,914,816	2.36%	$6,696,480	1.56%	$6,321,081	0.16%

The following table presents the estimated amounts of uninsured deposits based on the same methodologies and assumptions used for the bank regulatory reporting:

	As of December 31,
(In thousands)	2024	2023	2022
Estimated amount of uninsured deposits	$4,731,363	$4,077,186	$3,555,342

The following table presents the maturity distribution of time deposits of $250,000 or more:

(In thousands)	December 31, 2024
Portion of time deposits in excess of insurance limit	$251,607

Time deposits otherwise uninsured with a maturity of:
Within three months	$127,284
After three but within six months	97,092
After six but within twelve months	4,632
Over twelve months	22,599

Borrowings

Average federal funds purchased decreased to $13.0 million in 2024. The rate paid on federal funds purchased was 5.54% in 2024. Average repurchase agreements increased to $95.9 million in 2024 from $70.3 million in 2023. The average rate paid on repurchase agreements increased from 1.06% in 2023 to 2.35% in 2024. Average short-term borrowings decreased to $104.0 million in 2024 from $450.4 million in 2023. The average rate paid on short-term borrowings increased from 5.24% in 2023 to 5.48% in 2024. Average long-term debt increased from $24.2 million in 2023 to $29.7 million in 2024. The average balance of junior subordinated debt remained at $101.2 million in 2024. The average rate paid for junior subordinated debt in 2024 was 7.44%, up from 7.23% in 2023.

Total short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing. Those sources totaled approximately $3.46 billion and $2.87 billion at December 31, 2024 and 2023, respectively. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

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

As of December 31, 2024 and December 31, 2023 the subordinated debt net of unamortized issuance costs and fair value discount was $121.2 million and $119.7 million, respectively.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Service charges on deposit account	$17,087	$15,425	$14,630
Card services income	22,331	20,829	29,058
Retirement plan administration fees	56,587	47,221	48,112
Wealth management	41,641	34,763	33,311
Insurance services	17,032	15,667	14,696
Bank owned life insurance income	8,325	6,750	6,044
Net securities gains (losses)	2,789	(9,315)	(1,131)
Other	11,032	10,838	10,858
Total noninterest income	$176,824	$142,178	$155,578

Noninterest income for the year ended December 31, 2024 was $176.8 million, up $34.6 million, or 24.4%, from the year ended December 31, 2023. Excluding net securities gains (losses), noninterest income for the year ended December 31, 2024 was $174.0 million, up $22.5 million, or 14.9%, from the year ended December 31, 2023. The increase from the prior year was primarily due to an increase in retirement plan administration fees and wealth management fees. The increase in retirement plan administration fees was driven by higher market level, the acquisition of Retirement Direct, LLC and PACO, Inc., organic growth and higher activity-based fees. The increase in wealth management fees was driven by the addition of Salisbury revenues, organic growth and market performance.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Salaries and employee benefits	$232,487	$194,250	$187,830
Technology and data services	39,139	38,163	35,712
Occupancy	31,309	28,408	26,282
Professional fees and outside services	19,132	17,601	16,810
Office supplies and postage	7,525	6,917	6,140
FDIC assessment	6,765	6,257	3,197
Advertising	3,386	3,054	2,822
Amortization of intangible assets	8,443	4,734	2,263
Loan collection and other real estate owned, net	2,505	2,618	2,647
Acquisition expenses	1,531	9,978	967
Other	25,659	29,684	19,795
Total noninterest expense	$377,881	$341,664	$304,465

Noninterest expense for the year ended December 31, 2024 was $377.9 million, up $36.2 million, or 10.6%, from the year ended December 31, 2023. Excluding acquisition expenses and the impairment of a minority interest equity investment, noninterest expense for the year ended December 31, 2024 was $376.4 million, up $49.4 million, or 15.1%, from the year ended December 31, 2023. The increase from the prior year was driven by higher salaries and employee benefits due to the Salisbury acquisition, merit pay increases, higher levels of incentive compensation and higher medical and other benefit costs. In addition, the increase in occupancy expense, professional fees and outside services and amortization of intangible assets were impacted by additional expenses from the Salisbury acquisition.

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

On August 16, 2022, H.R. 5376, the Inflation Reduction Act (“IRA”), was signed into law. The IRA, among other things, introduced a corporate alternative minimum tax, excise tax on stock repurchases and a clean vehicle credit. The Company has evaluated the impact of the IRA and does not expect it to be material. However, the Company will continue to monitor any future implication on its tax position and business operations.

Income tax expense for the year ended December 31, 2024 was $38.8 million, up $4.1 million, or 11.9%, from the year ended December 31, 2023. The effective tax rate was 21.6% in 2024 and was 22.6% in 2023. The decrease in the effective tax rate from 2023 was due to a higher level of tax-exempt income as a percentage of total taxable income.

Risk Management – Credit Risk

Credit risk is managed through a network of loan officers, credit committees, loan policies and oversight from senior credit officers and the Board. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in each loan portfolio. An ongoing independent review of individual credits in the commercial loan portfolio is performed by the independent loan review function. These components of the Company’s underwriting and monitoring functions are critical to the timely identification, classification and resolution of problem credits.

Allowance for Credit Losses

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

Required additions or reductions to the allowance for credit losses are made periodically by charges or credits to the provision for loan losses. These are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall loss expected over the contractual life of the loan portfolio, adjusted for expected prepayments and curtailments. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. Management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

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

The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, discounted PD and LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to multiple, probabilistically weighted external economic forecasts. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. After quantitative considerations, management applies additional qualitative adjustments so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

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

Additional information about our Allowance for Credit Losses is included in Notes 1 and 6 to the consolidated financial statements as well as in the “Critical Accounting Estimates” section of the Management Discussion and Analysis. The Company’s management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

The allowance for credit losses totaled $116.0 million at December 31, 2024, compared to $114.4 million at December 31, 2023. The allowance for credit losses as a percentage of loans was 1.16% at December 31, 2024, compared to 1.19% at December 31, 2023. The increase in the allowance for credit losses from December 31, 2023 to December 31, 2024 was primarily due to providing for organic loan growth, the slowing of prepayment speed assumptions, including the changes in prepayment model assumptions. These increases to the allowance for credit losses were partially offset by a change in forecast scenario weightings from 70% baseline and 30% downside to 80% baseline and 20% downside, and the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status.

The allowance for credit losses as of December 31, 2023 incorporates the recording of $14.5 million of allowance for acquired Salisbury loans as of the acquisition date, which included both the $8.8 million of non-PCD allowance recognized through the provision for loan losses and the $5.8 million of PCD allowance reclassified from loans.

The allowance for credit losses was 224.73% of nonperforming loans at December 31, 2024 as compared to 302.05% at December 31, 2023. The allowance for credit losses was 253.17% of nonaccrual loans at December 31, 2024 as compared to 334.38% at December 31, 2023. The decline in the coverage of the allowance to nonperforming and nonaccrual loans from December 31, 2023 to December 31, 2024 largely relates to one nonperforming relationship with an amortized cost basis of $14.0 million that is individually evaluated for purposes of the allowance for credit losses which had no reserve established at December 31, 2024.

The provision for loan losses was $19.6 million for the year ended December 31, 2024, compared to $25.3 million for the year ended December 31, 2023. Provision expense decreased from the prior year primarily due to the $8.8 million of acquisition-related provision for loan losses due to the Salisbury acquisition recorded in 2023, providing for current year loan growth, the slowing of prepayment speed assumptions in the current year, changes in model assumptions including the extension of the expected duration of the portfolio. Net charge-offs totaled $18.0 million for 2024, up from $16.8 million in 2023. Net charge-offs to average loans was 18 bps for 2024 compared to 19 bps for 2023.

(Dollars in thousands)	2024	2023	2022	2021	2020
Balance at January 1*	$114,400	$100,152	$92,000	$110,000	$75,999
Loans charged-off
Commercial	5,042	4,154	1,870	4,638	4,005
Residential	211	517	633	979	1,135
Consumer**	20,475	22,107	16,140	14,489	21,938
Total loans charged-off	$25,728	$26,778	$18,643	$20,106	$27,078
Recoveries
Commercial	$839	$3,625	$2,430	$723	$786
Residential	415	496	852	1,069	618
Consumer**	6,467	5,859	7,014	8,571	8,541
Total recoveries	$7,721	$9,980	$10,296	$10,363	$9,945
Net loans charged-off	$18,007	$16,798	$8,347	$9,743	$17,133

Allowance for credit loss on PCD acquired loans	$-	$5,772	$-	$-	$-
Provision for loan losses	19,607	25,274	17,147	(8,257)	51,134
Balance at December 31	$116,000	$114,400	$100,800	$92,000	$110,000
Allowance for loan losses to loans outstanding at end of year	1.16%	1.19%	1.24%	1.23%	1.47%

Commercial net charge-offs to average loans outstanding	0.04%	0.01%	(0.01)%	0.05%	0.04%
Residential net charge-offs to average loans outstanding	-	-	-	-	0.01%
Consumer net charge-offs to average loans outstanding	0.14%	0.18%	0.12%	0.08%	0.18%
Net charge-offs to average loans outstanding	0.18%	0.19%	0.11%	0.13%	0.23%

*
2020 includes an adjustment of $3.0 million as a result of the January 1, 2020, adoption of ASC 326 and 2023 includes an adjustment of $0.6 million as a result of the January 1, 2023, adoption of ASU 2022-02.

**	Consumer charge-off and recoveries include consumer and home equity.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans over 90 days past due and still accruing, troubled loans modifications, OREO and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified commercial and CRE loans risk graded substandard or doubtful, and nonperforming loans individually evaluated for credit loss is $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

	As of December 31,
(Dollars in thousands)	2024	%	2023	%	2022	%	2021	%	2020	%
Nonaccrual loans:
Commercial	$32,144	70%	$21,567	63%	$7,664	44%	$15,942	53%	$23,557	53%
Residential	10,464	23%	9,632	28%	4,835	28%	8,862	29%	13,082	29%
Consumer	2,529	6%	2,566	8%	1,667	10%	1,511	5%	3,020	7%
Troubled loan modifications(1)	682	1%	448	1%	3,067	18%	3,970	13%	4,988	11%
Total nonaccrual loans	$45,819	100%	$34,213	100%	$17,233	100%	$30,285	100%	$44,647	100%
Loans over 90 days past due and still accruing:
Commercial	$-	-	$1	-	$4	-	$-	-	$493	16%
Residential	2,411	42%	554	15%	771	20%	808	33%	518	16%
Consumer	3,387	58%	3,106	85%	3,048	80%	1,650	67%	2,138	68%
Total loans over 90 days past due and still accruing	$5,798	100%	$3,661	100%	$3,823	100%	$2,458	100%	$3,149	100%
Total nonperforming loans	$51,617		$37,874		$21,056		$32,743		$47,796
OREO	182		-		105		167		1,458
Total nonperforming assets	$51,799		$37,874		$21,161		$32,910		$49,254
Total nonaccrual loans to total loans	0.46%		0.35%		0.21%		0.40%		0.60%
Total nonperforming loans to total loans	0.52%		0.39%		0.26%		0.44%		0.64%
Total nonperforming assets to total assets	0.38%		0.28%		0.18%		0.27%		0.45%
Total allowance for loan losses to nonperforming loans	224.73%		302.05%		478.72%		280.98%		230.14%
Total allowance for loan losses to nonaccrual loans	253.17%		334.38%		584.92%		303.78%		246.38%

(1) TDRs prior to adoption of ASU 2022-02.

Total nonperforming assets were $51.8 million at December 31, 2024, compared to $37.9 million at December 31, 2023. Nonperforming loans at December 31, 2024 were $51.6 million or 0.52% of total loans, compared with $37.9 million or 0.39% of total loans at December 31, 2023. The increase in nonperforming assets from the same period in the prior year was attributable to a CRE relationship that was placed into a nonaccrual status in the fourth quarter of 2024. The relationship is being actively managed and was written down to estimated fair value in the fourth quarter of 2024, and as such, no specific reserve has been established. Total nonaccrual loans were $45.8 million or 0.46% of total loans at December 31, 2024, compared to $34.2 million or 0.35% of total loans at December 31, 2023. Past due loans as a percentage of total loans was 0.34% at December 31, 2024, up from 0.32% of total loans at December 31, 2023.

In addition to nonperforming loans discussed above, the Company has also identified approximately $116.1 million in potential problem loans at December 31, 2024 as compared to $87.7 million at December 31, 2023. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Potential problem loans have increased to more normalized levels and the increase primarily relates to a few CRE relationships reflecting changing conditions in certain CRE markets including construction delays, rising costs and delays in leasing up spaces. The increase in potential problem loans from December 31, 2023 is primarily due to the net migration of $41.9 million to substandard, partially offset by an increase of $10.0 million in nonaccrual commercial loan balances. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loans modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Allocation of the Allowance for Loan Losses

	December 31,
	2024		2023		2022		2021		2020
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans
Commercial	$45,453	51%	$45,903	50%	$34,722	48%	$28,941	51%	$50,942	53%
Residential	26,560	27%	22,070	27%	15,127	26%	18,806	27%	21,255	26%
Consumer	43,987	22%	46,427	23%	50,951	26%	44,253	22%	37,803	21%
Total	$116,000	100%	$114,400	100%	$100,800	100%	$92,000	100%	$110,000	100%

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for losses on off-balance sheet credit exposures is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for losses on unfunded commitments totaled $4.4 million as of December 31, 2024, compared to $5.1 million as of December 31, 2023. December 31, 2023 included $0.8 million of acquisition-related provision for unfunded loan commitments.

Liquidity Risk

Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternate funding sources. The objective of liquidity management is to ensure the Company can fund balance sheet growth, meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Management’s ALCO is responsible for liquidity management and has developed guidelines, which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies, along with regular monitoring of liquidity and testing of the contingent liquidity plan. Requirements change as loans grow, deposits and securities mature and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, the housing market, general and local economic conditions, and competition in the marketplace. Management continually monitors marketplace trends to identify patterns that might improve the predictability of the timing of deposit flows or asset prepayments.

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At December 31, 2024, the Company’s Basic Surplus measurement was 17.0% of total assets, or $2.34 billion, as compared to the December 31, 2023 Basic Surplus of 11.6%, or $1.54 billion, and was above the Company’s minimum of 5% (calculated at $689.3 million and $665.5 million, of period end total assets as of December 31, 2024 and December 31, 2023, respectively) set forth in its liquidity policies.

At December 31, 2024 and 2023, FHLB advances outstanding totaled $45.6 million and $322.7 million, respectively. At December 31, 2024 and 2023, the Bank had $199.0 million and $77.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.71 billion at December 31, 2024 and $1.11 billion at December 31, 2023. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $957.3 million and $823.3 million at December 31, 2024 and 2023, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.01 billion at December 31, 2024 and December 31, 2023. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At December 31, 2024 and 2023, the Bank had the capacity to borrow $1.13 billion and $1.02 billion, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $3.38 billion at December 31, 2024 and $2.99 billion at December 31, 2023.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considers its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2025. While short-term interest rates have declined, they remain elevated relative to recent history, which could result in deposit declines as depositors have alternative opportunities for yield on their excess funds. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Note, enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the pandemic including increasing the frequency of monitoring and adding additional sources of liquidity. While the pandemic has come to an end, this enhanced monitoring continues as elevated interest rates and the recent bank failures have led to a deposit decline in the banking system and increased volatility to liquidity risk.

At December 31, 2024, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $188.6 million and $157.5 million in 2024 and 2023, respectively. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization and cash flows generated through changes in other assets and liabilities.

Net cash flows used in investing activities totaled $399.2 million and $44.2 million in 2024 and 2023, respectively. Critical elements of investing activities are loan and investment securities transactions.

Net cash flows provided by financing activities totaled $289.5 million and net cash flows used in financing activities totaled $105.4 million in 2024 and 2023. The critical elements of financing activities are proceeds from deposits, borrowings and stock issuance. In addition, financing activities are impacted by dividends and treasury stock transactions.

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2024 and 2023, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $2.84 billion and $2.68 billion, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one-year expirations terms with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2024 and 2023, standby letters of credit were $50.8 million and $44.7 million, respectively. As of December 31, 2024 and 2023, the fair value of the Company’s standby letters of credit was not significant. The following table sets forth the commitment expiration period for standby letters of credit at:

(In thousands)	December 31, 2024
Within one year	$38,810
After one but within three years	11,109
After three but within five years	590
After five years	323
Total	$50,832

Interest Rate Swaps

The Company records all derivatives at fair value on the consolidated balance sheet. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even if hedge accounting does not apply or if the Company elects not to apply hedge accounting. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings.

When the Company purchases or sells a portion of a commercial loan that has an existing interest rate swap, it may enter into a risk participation agreement to provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions. Any fee paid to the Company under a risk participation agreement is in consideration of the credit risk of the counterparties and is recognized in the income statement. Credit risk on the risk participation agreements is determined after considering the risk rating, PD and LGD of the counterparties.

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $982.5 million and $856.9 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company had $0.9 million and $1.0 million, respectively, of mortgage servicing rights. At December 31, 2024 and 2023, the Company serviced $24.7 million and $26.4 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2024 and 2023.

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

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At December 31, 2024 and 2023, approximately $107.6 million and $106.6 million, respectively, of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Stock Repurchase Plan

The Company purchased 7,600 shares of its common stock during the year ended December 31, 2024 at an average price of $33.02 per share under its previously announced share repurchase program. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effect of stock-based incentive plans and other potential uses of common stock for corporate purposes. The Company did not purchase any shares of its common stock during the fourth quarter of 2024. As of December 31, 2024, there were 1,992,400 shares available for repurchase under this plan authorized on December 18, 2023, which is set to expire on December 31, 2025.

Recent Accounting Updates

See Note 2 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.

2023 OPERATING RESULTS AS COMPARED TO 2022 OPERATING RESULTS

For similar operating and financial data and discussion of our results for the year ended December 31, 2023 compared to our results for the year ended December 31, 2022, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024 and is incorporated herein by reference.

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

To manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. Management’s ALCO meets monthly to review the Company’s interest rate risk position and profitability and to recommend strategies for consideration by the Board. Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In managing the Company’s asset/liability position, the Board and management aim to manage the Company’s interest rate risk while minimizing NIM compression. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its NIM. The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long and short-term interest rates.

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

The Company’s Interest Rate Sensitivity has remained in a near neutral position. In the declining rate scenario, net interest income is projected to modestly decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. In the rising rate scenarios, net interest income is near neutral, impacted by slowing prepayments speeds and increased deposit reactivity; the magnitude of potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the +200/+100/-100/-200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 5.0% reduction in net interest income in the +100/-100 bps scenarios and of not more than a 7.5% reduction in net interest income in the +200/-200 bps scenarios. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2024 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates (in bps)	Percent change in net interest income
+200	0.06%
+100	0.34%
-100	(0.36)%
-200	(0.29)%

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily influenced by inflationary pressures and FOMC monetary policy. In response to the economic impact of the pandemic, the federal funds rate was reduced to near zero in March 2020, causing term interest rates to decline sharply across the yield curve. As a result, the Company lowered deposit rates. Post-pandemic, inflationary pressures have resulted in a higher overall yield curve with federal funds increases of 425 bps in 2022 with an additional 100 bps of increases in 2023. However, the tightening cycle ended in September of 2024, when the FRB lowered the federal funds rate by 50 bps, with a total of 100 bps of federal funds rate reductions by the end of 2024. While deposit rates increased meaningfully in 2023 and continued to increase in early 2024 in conjunction with elevated short-term interest rates, the recent federal funds rate reduction has provided the catalyst for the Company to begin reducing deposit rates. The Company continues to focus on managing deposit expense in an environment of still elevated but declining short-term interest rates while allowing assets to reprice upward in relation to existing portfolio asset yields.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for credit losses – loans evaluated on a collective basis

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $116.0 million of a total allowance for credit losses of $116.0 million as of December 31, 2024. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for class segments of loans that share similar risk characteristics. The Company uses a discounted cash flow methodology where the respective quantitative allowance for each segment is measured by comparing the amortized cost to the present value of expected principal, interest and recovery cash flows projected using an econometric, probability of default (PD) and loss given default (LGD) modeling methodology. The Company uses PD regression models to develop the PD, and LGD models to develop the LGD, using historical credit loss experience over the observation period for both the Company and segment-specific selected peers. The application of these models incorporates multiple weighted external economic forecasts for the economic variables over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to long-term average economic variables over a reversion period on a straight-line basis. Contractual cash flows over the contractual life of the loans are the basis for expected principal, interest and recovery cash flows, adjusted for modeled defaults, expected prepayments and curtailments, and discounted at the loan-level effective interest rate. After quantitative considerations, the Company applies additional qualitative adjustments, giving consideration to the effects of limitations inherent in the quantitative model, so that the collective ACL on loans is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions including the external economic forecasts and economic variables, and the related weighting of the forecasts, the reasonable and supportable forecast periods, the composition of the peer group, and the observation period from which historical Company and peer experience was used, (2) the expected prepayments and curtailments assumptions, and (3) the qualitative adjustments and the significant assumptions, including the effects of limitations inherent in the quantitative model. The assessment also included an evaluation of the conceptual soundness and performance of the PD regression and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans estimate, including controls over the:

•	development of the collective ACL on loans methodology
•	continued use and appropriateness of the PD regression and LGD models
•	performance monitoring of the PD regression and LGD models
•	identification and determination of the expected prepayments and curtailments assumptions and the significant assumptions used in the PD regression and LGD models
•	development of the qualitative methodology and related adjustments, including the significant assumptions used in the measurement of select qualitative adjustments
•	analysis of the collective ACL on loans results, trends, and ratios.

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

•	evaluating the expected prepayments and curtailments assumptions by comparing to relevant Company-specific metrics and trends and current economic considerations
•
evaluating the selection of economic forecasts and economic variables, including weighting of the forecasts, and underlying assumptions by comparing to the Company’s business environment and relevant industry practices

•
evaluating the length of the observation period from which historical Company and peer experience was used and the reasonable and supportable forecast period by comparing them to specific portfolio risk characteristics and trends

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

Albany, New York
February 28, 2025

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In thousands except share and per share data)	2024	2023
Assets
Cash and due from banks	$205,083	$173,811
Short-term interest-bearing accounts	78,973	31,378
Equity securities, at fair value	42,372	37,591
Securities available for sale, at fair value	1,574,664	1,430,858
Securities held to maturity (fair value $749,945 and $814,524, respectively)	842,921	905,267
Federal Reserve and Federal Home Loan Bank stock	33,957	45,861
Loans held for sale	9,744	3,371
Loans	9,969,910	9,650,713
Less allowance for loan losses	116,000	114,400
Net loans	$9,853,910	$9,536,313
Premises and equipment, net	80,840	80,675
Goodwill	362,663	361,851
Intangible assets, net	36,360	40,443
Bank owned life insurance	272,657	265,732
Other assets	392,522	395,889
Total assets	$13,786,666	$13,309,040
Liabilities
Demand (noninterest bearing)	$3,446,068	$3,413,829
Savings, NOW and money market	6,658,188	6,230,456
Time	1,442,505	1,324,709
Total deposits	$11,546,761	$10,968,994
Short-term borrowings	162,942	386,651
Long-term debt	29,644	29,796
Subordinated debt, net	121,201	119,744
Junior subordinated debt	101,196	101,196
Other liabilities	298,781	276,968
Total liabilities	$12,260,525	$11,883,349
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,974,492 shares issued	540	540
Additional paid-in-capital	742,810	740,943
Retained earnings	1,100,209	1,021,831
Accumulated other comprehensive loss	(142,098)	(160,934)
Common stock in treasury, at cost, 6,779,975 and 6,864,593 shares, respectively	(175,320)	(176,689)
Total stockholders’ equity	$1,526,141	$1,425,691
Total liabilities and stockholders’ equity	$13,786,666	$13,309,040

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Interest, fee and dividend income
Interest and fees on loans	$552,846	$462,669	$332,768
Securities available for sale	31,274	29,812	29,653
Securities held to maturity	20,466	20,681	17,582
Other	7,084	9,627	4,067
Total interest, fee and dividend income	$611,670	$522,789	$384,070
Interest expense
Deposits	$186,948	$104,641	$9,923
Short-term borrowings	8,669	25,608	2,623
Long-term debt	1,166	925	161
Subordinated debt	7,232	6,076	5,424
Junior subordinated debt	7,533	7,320	3,749
Total interest expense	$211,548	$144,570	$21,880
Net interest income	$400,122	$378,219	$362,190
Provision for loan losses	19,607	25,274	17,147
Net interest income after provision for loan losses	$380,515	$352,945	$345,043
Noninterest income
Service charges on deposit accounts	$17,087	$15,425	$14,630
Card services income	22,331	20,829	29,058
Retirement plan administration fees	56,587	47,221	48,112
Wealth management	41,641	34,763	33,311
Insurance services	17,032	15,667	14,696
Bank owned life insurance income	8,325	6,750	6,044
Net securities gains (losses)	2,789	(9,315)	(1,131)
Other	11,032	10,838	10,858
Total noninterest income	$176,824	$142,178	$155,578
Noninterest expense
Salaries and employee benefits	$232,487	$194,250	$187,830
Technology and data services	39,139	38,163	35,712
Occupancy	31,309	28,408	26,282
Professional fees and outside services	19,132	17,601	16,810
Office supplies and postage	7,525	6,917	6,140
FDIC assessment	6,765	6,257	3,197
Advertising	3,386	3,054	2,822
Amortization of intangible assets	8,443	4,734	2,263
Loan collection and other real estate owned, net	2,505	2,618	2,647
Acquisition expenses	1,531	9,978	967
Other	25,659	29,684	19,795
Total noninterest expense	$377,881	$341,664	$304,465
Income before income tax expense	$179,458	$153,459	$196,156
Income tax expense	38,817	34,677	44,161
Net income	$140,641	$118,782	$151,995
Earnings per share
Basic	$2.98	$2.67	$3.54
Diluted	$2.97	$2.65	$3.52

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In thousands)	2024	2023	2022
Net income	$140,641	$118,782	$151,995
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$19,585	$22,987	$(209,212)
Tax effect	(4,896)	(5,746)	52,303
Unrealized net holding gains (losses) arising during the period, net	$14,689	$17,241	$(156,909)

Reclassification adjustment for net losses in net income, gross	$-	$9,450	$-
Tax effect	-	(2,363)	-
Reclassification adjustment for net losses in net income, net	$-	$7,087	$-

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$356	$427	$513
Tax effect	(89)	(107)	(128)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$267	$320	$385

Total securities available for sale, net	$14,956	$24,648	$(156,524)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$2,881	$2,640	$737
Tax effect	(720)	(660)	(184)
Amortization of prior service cost and actuarial losses, net	$2,161	$1,980	$553

Decrease (increase) in unrecognized actuarial loss, gross	$2,292	$3,296	$(14,292)
Tax effect	(573)	(824)	3,573
Decrease (increase) in unrecognized actuarial loss, net	$1,719	$2,472	$(10,719)

Total pension and other benefits, net	$3,880	$4,452	$(10,166)

Total other comprehensive income (loss)	$18,836	$29,100	$(166,690)
Comprehensive income (loss)	$159,477	$147,882	$(14,695)

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2021	$497	$576,976	$856,203	$(23,344)	$(159,879)	$1,250,453
Net income	-	-	151,995	-	-	151,995
Cash dividends - $1.16 per share	-	-	(49,765)	-	-	(49,765)
Purchase of 400,000 treasury shares	-	-	-	-	(14,713)	(14,713)
Net issuance of 89,811 shares to employee and other stock plans	-	(3,653)	-	-	1,397	(2,256)
Stock-based compensation	-	4,530	-	-	-	4,530
Other comprehensive (loss)	-	-	-	(166,690)	-	(166,690)
Balance at December 31, 2022	$497	$577,853	$958,433	$(190,034)	$(173,195)	$1,173,554
Cumulative effect adjustment for ASU 2022-02 implementation as of January 1, 2023	-	-	502	-	-	502
Net income	-	-	118,782	-	-	118,782
Cash dividends - $1.24 per share	-	-	(55,886)	-	-	(55,886)
Issuance of 4,322,999 shares of common stock for acquisition	43	161,680	-	-	-	161,723
Purchase of 155,500 treasury shares	-	-	-	-	(4,944)	(4,944)
Net issuance of 84,577 shares to employee and other stock plans	-	(3,692)	-	-	1,450	(2,242)
Stock-based compensation	-	5,102	-	-	-	5,102
Other comprehensive income	-	-	-	29,100	-	29,100
Balance at December 31, 2023	$540	$740,943	$1,021,831	$(160,934)	$(176,689)	$1,425,691
Net income	-	-	140,641	-	-	140,641
Cash dividends - $1.32 per share	-	-	(62,263)	-	-	(62,263)
Purchase of 7,600 treasury shares	-	-	-	-	(251)	(251)
Net issuance of 92,218 shares to employee and other stock plans	-	(4,125)	-	-	1,620	(2,505)
Stock-based compensation	-	5,992	-	-	-	5,992
Other comprehensive income	-	-	-	18,836	-	18,836
Balance at December 31, 2024	$540	$742,810	$1,100,209	$(142,098)	$(175,320)	$1,526,141

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2024	2023	2022
Operating activities
Net income	$140,641	$118,782	$151,995
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	19,607	25,274	17,147
Depreciation and amortization of premises and equipment	11,525	10,695	10,155
Net amortization on securities	2,500	2,736	3,460
Amortization of intangible assets	8,443	4,734	2,263
Amortization of operating lease right-of-use assets	7,527	6,843	6,643
Excess tax benefit on stock-based compensation	(295)	(296)	(288)
Stock-based compensation expense	5,992	5,102	4,530
Bank owned life insurance income	(8,325)	(6,750)	(6,044)
Amortization of subordinated debt issuance costs	437	437	437
Discount on repurchase of subordinated debt	-	-	(106)
Proceeds from sale of loans held for sale	153,973	53,969	5,674
Originations of loans held for sale	(159,943)	(55,960)	(5,475)
Net gains on sales of loans held for sale	(202)	(156)	(122)
Net security (gains) losses	(2,789)	9,315	1,131
Net gains on sale of other real estate owned	(1)	(69)	(259)
Impairment of a minority interest equity investment	-	4,750	-
Net deferred income tax expense (benefit)	8,729	5,958	(19,850)
Net change in other assets and other liabilities	748	(27,907)	11,932
Net cash provided by operating activities	$188,567	$157,457	$183,223
Investing activities
Net cash (used in) provided by acquisitions	$(1,383)	$44,564	$(2,616)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	167,903	116,453	213,722
Proceeds from sales	2,284	124,577	-
Purchases	(292,941)	-	(264,569)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	144,301	100,954	177,554
Purchases	(83,282)	(88,022)	(365,033)
Equity securities:
Purchases	(18)	(11)	(1,000)
Other:
Net increase in loans	(337,661)	(338,111)	(659,949)
Proceeds from Federal Home Loan Bank stock redemption	74,675	91,535	36,125
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(62,771)	(90,945)	(55,740)
Proceeds from settlement of bank owned life insurance	1,400	3,766	1,873
Purchases of premises and equipment, net	(11,742)	(9,254)	(7,009)
Proceeds from sales of other real estate owned	75	268	426
Net cash used in investing activities	$(399,160)	$(44,226)	$(926,216)
Financing activities
Net increase (decrease) in deposits	$577,767	$164,085	$(738,536)
Net (decrease) increase in short-term borrowings	(223,709)	(231,743)	487,217
Repurchase of subordinated debt	-	-	(2,000)
Proceeds from long-term debt	-	25,000	1,519
Repayments of long-term debt	(152)	(118)	(10,699)
Proceeds from the issuance of shares to employee and other stock plans	61	91	-
Cash paid by employer for tax-withholding on stock issuance	(1,993)	(1,877)	(1,751)
Purchase of treasury stock	(251)	(4,944)	(14,713)
Cash dividends	(62,263)	(55,886)	(49,765)
Net cash provided (used in) by financing activities	$289,460	$(105,392)	$(328,728)
Net increase (decrease) in cash and cash equivalents	$78,867	$7,839	$(1,071,721)
Cash and cash equivalents at beginning of year	205,189	197,350	1,269,071
Cash and cash equivalents at end of year	$284,056	$205,189	$197,350

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$215,154	$130,180	$20,608
Income taxes paid, net of refund	23,317	27,636	62,795
Noncash investing activities:
Loans transferred to other real estate owned	$256	$94	$105
Acquisitions:
Fair value of assets acquired, excluding acquired cash and goodwill	$4,360	$1,415,712	$705
Fair value of liabilities assumed	-	1,380,386	-
Common stock issued	-	161,723	-

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

1.          Summary of Significant Accounting Policies

The accounting and reporting policies of NBT Bancorp Inc. and its subsidiaries, NBT Bank, National Association (“NBT Bank” or the “Bank”), NBT Financial Services, Inc. and NBT Holdings, Inc., conform, in all material respects, with GAAP and to general practices within the banking industry. Collectively, NBT Bancorp Inc. and its subsidiaries are referred to herein as (the “Company”).

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements. Estimates associated with the allowance for credit losses are particularly susceptible to material change in the near term.

The following is a description of significant policies and practices:

Consolidation

The accompanying consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly-owned subsidiaries mentioned above. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. In the “Parent Company Financial Information,” the investment in subsidiaries is recorded using the equity method of accounting.

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

Segment Reporting

The Company’s operations are primarily in the community banking industry and include the provision of traditional banking services. The Company also provides other services through its subsidiaries such as insurance, retirement plan administration and wealth management. The Company operates in the geographical regions of upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut.

The Company manages its operations under the segments of Banking, including Wealth Management, Retirement Plan Administration and Insurance. Prior to the fourth quarter of 2024, the Company disclosed a single reportable segment, as revenue from individual segments were below the disclosure threshold relative to consolidated revenue, total assets and operating profit or loss. Each year the Company evaluates its business activities, financial results and operational data to determine whether segment disclosure is required.

In accordance with Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and as the Company has grown, management has reassessed its operating segment structure to enhance transparency in how financial performance is evaluated and resources are allocated by the chief operating decision maker (“CODM”). As a result of this reassessment, beginning with the fiscal year ended December 31, 2024, the Bank has determined that it now operates through two reportable segments: Banking and Retirement Plan Administration, as they meet both the quantitative threshold and qualitative criteria for disclosure. Wealth Management is combined with our Banking segment in accordance with the similarity test outlined in ASC 280. Insurance does not meet materiality requirements for disclosure and is included in the “All Other” category.

Cash Equivalents

The Company considers amounts due from correspondent banks, cash items in process of collection and institutional money market mutual funds to be cash equivalents for purposes of the consolidated statements of cash flows.

Securities

The Company classifies its securities at date of purchase as either held to maturity (“HTM”), avialable for sale (“AFS”) or equity. HTM debt securities are those that the Company has the ability and intent to hold until maturity. AFS debt securities are securities that are not classified as HTM. AFS securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on AFS securities are excluded from earnings and are reported in the consolidated statements of changes in stockholders’ equity and the consolidated statements of comprehensive income (loss) as a component of accumulated other comprehensive income (loss) (“AOCI”). HTM securities are recorded at amortized cost. Transfers of securities between categories are recorded at fair value at the date of transfer. Non-marketable equity securities and equity securities without readily determinable fair values are carried at cost. The Company performs a qualitative assessment on equity securities to determine whether the investments are impaired and downward or upward adjustments are recognized through the income statement. All other equity securities are recorded at fair value, with net unrealized gains and losses recognized in income.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

Investments in Federal Reserve Board (“FRB”) and Federal Home Loan Bank (“FHLB”) stock stock are required for membership in those organizations and are carried at cost since there is no market value available. The FHLB New York continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FRB and FHLB stock.

Allowance for Credit Losses – HTM Debt Securities

With respect to its HTM debt securities, the Company is required to utilize the Financial Accounting Standards Board (“FASB”) ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments methodology to estimate expected credit losses. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, such as (as applicable): internal or external (third-party) credit score or credit ratings, risk ratings or classification, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or expected credit loss patterns, and reasonable and supportable forecast periods. Management classifies the HTM portfolio into the following major security types: U.S. government agency or U.S. government-sponsored mortgage-backed and collateralized mortgage obligations securities, and state and municipal debt securities.

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

Allowance for Credit Losses – AFS Debt Securities

The impairment model for AFS debt securities differs from the current expected credit losses (“CECL”) methodology utilized for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows should be estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Historical credit loss experience over the observation period for both the Company and segment-specific peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted using models to probability of default (“PD”) rate curves through the use of segment-specific loss given default (“LGD”) risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each asset class, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviated from that of the wider industry. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

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

The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, PD/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to multiple, probabilistically weighted external economic forecasts of economic variables. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults, expected prepayments and curtailments and discounted at the loan-level stated interest rate. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

The threshold for evaluating classified, commercial and CRE loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. If the loan is not collateral dependent, the allowance for credit losses related to individually assessed loans is based on discounted expected cash flows using the loan’s initial effective interest rate. Generally, individually assessed loans are collateral dependent.

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

Accrued Interest Receivable

Accrued interest receivable (“AIR”) balances are included in other assets on the consolidated balance sheets. The Company has excluded interest receivable that is included in amortized cost of financing receivables from related disclosure requirements and AIR is written off by reversing interest income. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore the amount of such write offs are immaterial. Historically, the Company has not experienced uncollectible AIR on investment securities.

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

Other Real Estate Owned

Other real estate owned (“OREO”) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, any excess loan balance over fair market value of the acquired asset, less estimated selling costs, is charged to the allowance for loan losses. Any subsequent valuation write-downs are recorded as other expense. In connection with the determination of the allowance for loan losses and the valuation of OREO, management obtains appraisals for properties. Operating costs associated with the properties are expensed as incurred. Gains on the sale of OREO are recognized as income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of OREO is recorded in other assets on the consolidated balance sheets.

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

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive restricted stock units and stock options).

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

When the Company purchases or sells a portion of a commercial loan that has an existing interest rate swap, it may enter into a risk participation agreement to provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions. Any fee paid to the Company under a risk participation agreement is in consideration of the credit risk of the counterparties and is recognized in the income statement. Credit risk on the risk participation agreements is determined after considering the risk rating, PD and LGD of the counterparties.

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third-party. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Under the standby letters of credit, the Company is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit typically have one-year expiration terms with an option to renew upon annual review. The Company typically receives a fee for these transactions. The fair value of standby letters of credit is recorded upon inception.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Noninterest income
In-Scope of ASC 606:
Service charges on deposit accounts	$17,087	$15,425	$14,630
Card services income	22,331	20,829	29,058
Retirement plan administration fees	56,587	47,221	48,112
Wealth management	41,641	34,763	33,311
Insurance services	17,032	15,667	14,696
Other	11,032	10,838	10,858
Total noninterest income in-scope of ASC 606	$165,710	$144,743	$150,665
Total noninterest income out-of-scope of ASC 606	$11,114	$(2,565)	$4,913
Total noninterest income	$176,824	$142,178	$155,578

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

Contract Acquisition Costs

ASC 606 requires the capitalization, and subsequently amortization into expense, of certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company elected the practical expedient, which allows immediate expensing of contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less, and did not capitalize any contract acquisition costs as of or during the year ended December 31, 2024, 2023 and 2022.

Trust Operations

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to enhance reportable segment disclosure requirements by requiring annual and interim disclosure of incremental segment information. In addition, the amendments will enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and include other disclosure requirements. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis, and aside from meeting the new disclosure requirements, the adoption did not have a material impact on the consolidated financial statements. See Note 1 and Note 22 for additional information.

Accounting Standards Issued Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, in response to requests from investors, lenders, creditors and other allocators of capital for enhanced income tax disclosures to support capital allocation decisions. The ASU requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how the Company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. The ASU 2023-09 improves the transparency of income tax disclosures. The amendments in this ASU are effective for the Company on January 1, 2025 and should be applied on a prospective basis. Retrospective application and early adoption are permitted. Aside from complying with the new disclosure requirements, the adoption is not expected to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that addresses longstanding investor requests for more information of expenses included in the expense captions presented on the face of the income statement. The ASU will require a tabular disclosure that disaggregates certain income statement expenses including employee compensation, depreciation and intangible asset amortization. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which revises the effective date of ASU 2024-03. The ASU will become effective in the annual reporting periods beginning after December 15, 2026, and early adoption is permitted. Aside from complying with the new disclosure requirements, the adoption is not expected to have a material impact on the consolidated financial statements.

3.	Acquisitions

Pending Acquisition of Evans Bancorp, Inc. (Unaudited)

On September 9, 2024, the Company and the Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Evans Bancorp, Inc. (“Evans”) and Evans Bank, National Association (“Evans Bank”), Evans’s subsidiary, pursuant to which the Company will acquire Evans. Evans, with assets of approximately $2.19 billion at December 31, 2024, is headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, is a federally-chartered national banking association operating 18 banking locations in Western New York.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of each party, Evans will merge with and into the Company, with the Company as the surviving entity, and immediately thereafter, Evans Bank will merge with and into the Bank, with the Bank as the surviving bank (the “Merger”).

Under the terms of the Merger Agreement, each outstanding share of Evans common stock will be converted into the right to receive 0.91 shares of the Company’s common stock. In December 2024, NBT announced that it had received the regulatory approval from the Office of the Comptroller of the Currency (“OCC”) and the waiver from the Federal Reserve Bank of New York necessary to complete its acquisition of Evans. Also in December 2024, the shareholders of Evans voted to approve the Merger. Evans reported over 75% of the issued and outstanding shares of Evans were represented at a special shareholder meeting and over 96% of the votes cast were voted to approve the Merger. NBT and Evans anticipate closing the transaction in second quarter of 2025 in conjunction with the core system conversion, pending customary closing conditions.

The Company incurred acquisition expenses related to the Merger of $1.5 million for the year ended December 31, 2024.

Prior Period Acquisitions

On August 11, 2023, the Company completed the acquisition of Salisbury Bancorp, Inc. (“Salisbury”) through the merger of Salisbury with and into the Company, with the Company surviving the merger, for $161.7 million in stock. Salisbury Bank and Trust Company, Salisbury’s subsidiary, was a Connecticut-chartered commercial bank headquartered in Lakeville, Connecticut, operating 13 banking offices. The acquisition enhances the Company’s presence in Massachusetts’ Berkshire county, and extends its footprint into New York’s Dutchess, Orange and Ulster counties and Connecticut’s Litchfield county. In connection with the acquisition, the Company issued 4.32 million shares of common stock and acquired approximately $1.46 billion of identifiable assets. Goodwill of $79.7 million was recognized as a result of the merger and is not amortizable or deductible for tax purposes. During the fourth quarter of 2023, the Company revised the estimated fair value of premises and equipment, net and related deferred income taxes based upon receipt of land and building appraisals, which resulted in a $1.7 million increase in goodwill. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. As a result of the full integration of the operations of Salisbury, it is not practicable to determine all revenue or net income included in the Company’s operating results relating to Salisbury since the date of acquisition as Salisbury results cannot be separately identified.

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

Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis for non-purchased credit deteriorated (“non-PCD”) loans and for purchased credit deteriorated (“PCD”) loans. The valuation considered underlying characteristics including loan type, term, rate, payment schedule and credit rating. Other factors included assumptions related to prepayments, PD and LGD. The discount rates applied were based on a build-up approach considering the funding mix, servicing costs, liquidity premium and factors related to performance risk.

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

Deposits - The fair value of noninterest bearing demand deposits, interest checking, money market and savings deposit accounts from Salisbury were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit (“CD”) (time deposit accounts) were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

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

Other Acquisitions

In November 2024, the Company, through its subsidiary, NBT Bank, National Association, completed its acquisition of certain assets of PACO, Inc, a third-party administration business based in West Des Moines, Iowa for a total consideration of $3.3 million. As part of the acquisition the Company recorded goodwill of $0.7 million and $2.9 million contingent considerations recorded in other liabilities on the consolidated balance sheets as of December 31, 2024.

In July 2024, the Company, through its subsidiary, NBT Insurance Agency, LLC, a full-service insurance agency, completed the acquisition of substantially all of the assets of Karl W. Reynard, Inc. located in Stamford, NY for a total consideration of $1.2 million. Karl W. Reynard, Inc. was a long-established property and casualty agency offering personal and commercial lines. This strategic acquisition expands the presence of NBT Insurance Agency, LLC in the Catskills, where the agency and the Bank are well established. As part of the acquisition, the Company recorded goodwill of $0.2 million and a $1.0 million contingent consideration recorded in other liabilities on the consolidated balance sheets as of December 31, 2024.
In July 2023, the Company, through its subsidiary, EPIC Advisors Inc., completed its acquisition of certain assets of Retirement Direct, LLC, a retirement plan administration business based near Charlotte, North Carolina for a total consideration of $2.8 million. As part of the acquisition, the Company recorded goodwill of $0.9 million and $1.0 million contingent consideration recorded in other liabilities on the consolidated balance sheets as of December 31, 2023.

The operating results of the acquired company is included in the consolidated results after the date of acquisition.

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2024
U.S. treasury	$108,838	$59	$(6,107)	$102,790
Federal agency	248,348	-	(29,831)	218,517
State & municipal	95,457	-	(7,967)	87,490
Mortgage-backed:
Government-sponsored enterprises	435,825	2	(41,528)	394,299
U.S. government agency securities	76,528	9	(6,471)	70,066
Collateralized mortgage obligations:
Government-sponsored enterprises	546,685	142	(42,831)	503,996
U.S. government agency securities	179,136	39	(26,683)	152,492
Corporate	48,482	-	(3,468)	45,014
Total AFS securities	$1,739,299	$251	$(164,886)	$1,574,664
As of December 31, 2023
U.S. treasury	$133,302	$-	$(8,278)	$125,024
Federal agency	248,384	-	(33,644)	214,740
State & municipal	96,251	11	(9,956)	86,306
Mortgage-backed:
Government-sponsored enterprises	399,532	7	(44,264)	355,275
U.S. government securities	74,281	14	(7,302)	66,993
Collateralized mortgage obligations:
Government-sponsored enterprises	452,715	15	(48,257)	404,473
U.S. government securities	162,171	-	(25,100)	137,071
Corporate	48,442	-	(7,466)	40,976
Total AFS securities	$1,615,078	$47	$(184,267)	$1,430,858

There was no allowance for credit losses on AFS securities as of December 31, 2024 and 2023.

During the year ended December 31, 2023, there were $4.5 million of gross realized losses reclassified out of AOCI and into earnings and the Company incurred a $5.0 million loss on the write-off of an AFS corporate debt security from a subordinated debt investment of a financial institution that failed. These losses were reclassified out of AOCI and into earnings in net securities gains (losses) in the consolidated statements of income. During the year ended December 31, 2024, the Company sold the previously written-off security and recognized a gain of $2.3 million into earnings in net securities gains (losses) in the consolidated statements of income. During the year ended December 31, 2022, there were no gains or losses reclassified out of AOCI and into earnings.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2024
Federal agency	$100,000	$-	$(16,656)	$83,344
Mortgage-backed:
Government-sponsored enterprises	208,579	-	(34,349)	174,230
U.S. government agency securities	15,611	1	(516)	15,096
Collateralized mortgage obligations:
Government-sponsored enterprises	168,018	-	(11,554)	156,464
U.S. government agency securities	60,906	-	(11,245)	49,661
State & municipal	289,807	41	(18,698)	271,150
Total HTM securities	$842,921	$42	$(93,018)	$749,945
As of December 31, 2023
Federal agency	$100,000	$-	$(17,784)	$82,216
Mortgage-backed:
Government-sponsored enterprises	228,720	-	(31,613)	197,107
U.S. government agency securities	17,086	3	(566)	16,523
Collateralized mortgage obligations:
Government-sponsored enterprises	187,457	57	(12,021)	175,493
U.S. government agency securities	63,878	-	(10,908)	52,970
State & municipal	308,126	211	(18,122)	290,215
Total HTM securities	$905,267	$271	$(91,014)	$814,524

At December 31, 2024 and 2023, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities.

The Company recorded no gains from calls on HTM securities for the years ended December 31, 2024 and 2023. Included in net securities gains (losses), the Company recorded gains from calls on HTM securities of approximately $4 thousand for the year ended December 31, 2022.

AFS and HTM securities with amortized costs totaling $1.60 billion at December 31, 2024 and $2.03 billion at December 31, 2023, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2024 and 2023, AFS and HTM securities with an amortized cost of $234.2 million and $177.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to gains and (losses) on equity securities:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Net gains recognized on equity securities	$505	$135	$(1,135)
Less: Net gains recognized on equity securities sold during the period	-	-	-
Unrealized gains and recognized on equity securities still held	$505	$135	$(1,135)

As of December 31, 2024 and 2023 the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of December 31, 2024 and 2023. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the years ended December 31, 2024 and 2023.

The following table sets forth information with regard to contractual maturities of debt securities at December 31, 2024:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$39,826	$39,037
From one to five years	624,817	571,489
From five to ten years	241,998	220,764
After ten years	832,658	743,374
Total AFS debt securities	$1,739,299	$1,574,664
HTM debt securities:
Within one year	$97,329	$97,221
From one to five years	163,406	153,627
From five to ten years	193,570	168,429
After ten years	388,616	330,668
Total HTM debt securities	$842,921	$749,945

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2024, 2023 and 2022.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities were in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of December 31, 2024
AFS securities:
U.S. treasury	$-	$-	-	$92,737	$(6,107)	5	$92,737	$(6,107)	5
Federal agency	-	-	-	218,517	(29,831)	16	218,517	(29,831)	16
State & municipal	759	(4)	1	86,731	(7,963)	66	87,490	(7,967)	67
Mortgage-backed	95,153	(1,374)	16	368,589	(46,625)	152	463,742	(47,999)	168
Collateralized mortgage obligations	98,494	(1,128)	14	480,891	(68,386)	116	579,385	(69,514)	130
Corporate	1,478	(9)	1	43,536	(3,459)	14	45,014	(3,468)	15
Total securities with unrealized losses	$195,884	$(2,515)	32	$1,291,001	$(162,371)	369	$1,486,885	$(164,886)	401
HTM securities:
Federal agency	$-	$-	-	$83,344	$(16,656)	4	$83,344	$(16,656)	4
Mortgage-backed	-	-	-	189,271	(34,865)	34	189,271	(34,865)	34
Collateralized mortgage obligations	7,147	(7)	1	198,978	(22,792)	52	206,125	(22,799)	53
State & municipal	9,458	(107)	12	168,945	(18,591)	186	178,403	(18,698)	198
Total securities with unrealized losses	$16,605	$(114)	13	$640,538	$(92,904)	276	$657,143	$(93,018)	289
As of December 31, 2023
AFS securities:
U.S. treasury	$-	$-	-	$125,024	$(8,278)	8	$125,024	$(8,278)	8
Federal agency	-	-	-	214,740	(33,644)	16	214,740	(33,644)	16
State & municipal	-	-	-	85,528	(9,956)	66	85,528	(9,956)	66
Mortgage-backed	53	(1)	7	421,259	(51,565)	156	421,312	(51,566)	163
Collateralized mortgage obligations	1,333	(6)	2	536,678	(73,351)	118	538,011	(73,357)	120
Corporate	1,379	(75)	1	39,597	(7,391)	14	40,976	(7,466)	15
Total securities with unrealized losses	$2,765	$(82)	10	$1,422,826	$(184,185)	378	$1,425,591	$(184,267)	388
HTM securities:
Federal agency	$-	$-	-	$82,216	$(17,784)	4	$82,216	$(17,784)	4
Mortgage-backed	12,221	(365)	1	201,320	(31,814)	33	213,541	(32,179)	34
Collateralized mortgage obligations	-	-	-	219,820	(22,929)	54	219,820	(22,929)	54
State & municipal	14,422	(127)	21	171,904	(17,995)	189	186,326	(18,122)	210
Total securities with unrealized losses	$26,643	$(492)	22	$675,260	$(90,522)	280	$701,903	$(91,014)	302

The Company does not believe the AFS securities that were in an unrealized loss position as of December 31, 2024 and 2023, which consisted of 401 and 388 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of December 31, 2024 and 2023, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity. The Company elected to exclude AIR from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $4.4 million at December 31, 2024 and $3.9 million at December 31, 2023 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of December 31, 2024 and 2023. There was no accrued interest reversed against interest income for the years ended December 31, 2024 and 2023 as all securities remained in accrual status. In addition, there were no collateral-dependent HTM debt securities as of December 31, 2024 and 2023. There was no allowance for credit losses on HTM securities as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, 66% of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises with bond ratings of A to AAA. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk free,” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2024 and 2023. The remaining HTM debt securities at December 31, 2024 and 2023 were comprised of state and municipal obligations with bond ratings of A to AAA excluding the $84.7 million of local municipal bonds which are not rated. Based on the Company’s CECL methodology, the expected credit loss on the HTM municipal bond portfolio was deemed immaterial, therefore no allowance for credit loss was recorded as of December 31, 2024 and 2023. AIR on HTM debt securities totaled $4.4 million at December 31, 2024 and $4.7 million at December 31, 2023 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.
5.          Loans

A summary of loans, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2024	2023
Commercial & industrial	$1,426,482	$1,354,248
Commercial real estate	3,876,698	3,626,910
Residential real estate	2,142,249	2,125,804
Home equity	334,268	337,214
Indirect auto	1,273,253	1,130,132
Residential solar	820,079	917,755
Other consumer	96,881	158,650
Total loans	$9,969,910	$9,650,713

Included in the above loans are net deferred loan origination (fees) costs totaling $(64.7) million and $(98.2) million at December 31, 2024 and 2023, respectively. The Company had $2.4 million and $0.4 million of residential real estate loans held for sale as of December 31, 2024 and 2023, respectively. The Company had $7.3 million and $2.9 million of residential solar loans held for sale as of December 31, 2024 and 2023, respectively.

The total amount of loans serviced by the Company for unrelated third parties was $982.5 million and $856.9 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company had $0.9 million and $1.0 million, respectively, of mortgage servicing rights.

At December 31, 2024 and 2023, the Company serviced $24.7 million and $26.4 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2024 and 2023.

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

(In thousands)	2024	2023
Balance at January 1	$1,087	$2,516
New loans	412	705
Repayments	(501)	(2,134)
Balance at December 31	$998	$1,087

6.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $116.0 million at December 31, 2024, compared to $114.4 million at December 31, 2023. The allowance for credit losses as a percentage of loans was 1.16% at December 31, 2024, compared to 1.19% at December 31, 2023.

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

The quantitative model as of December 31, 2024 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2024, the weightings were 80% and 20% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected a Northeast unemployment rate environment starting at 4.1% and increasing slightly during the forecast period to 4.2%. Northeast Gross Domestic Product (“GDP’s”) annualized growth (on a quarterly basis) is expected to start the first quarter of 2025 at approximately 3.8% before decreasing to a low of 2.6% in the third quarter of 2025 and then increasing to 3.9% by the end of the forecast period. Key assumptions in the baseline economic outlook included two 25 basis point federal funds rate cuts in 2025, quantitative tightening ending in early 2025, a post-election fiscal outlook with lower spending, lower taxes, and higher tariffs, and the economy currently being near full employment. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment increases to a peak of 7.5% in the first quarter of 2026. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2024. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

The quantitative model as of December 31, 2023 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2023, the weightings were 70% and 30% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected an unemployment rate environment starting at 3.8% and increasing slightly during the forecast period to 4.1%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the first quarter of 2024 at approximately 3.7% before decreasing to a low of 2.9% in the third quarter of 2024 and then increasing to 3.8% by the end of the forecast period. Other utilized economic variable forecasts are mixed compared to the prior year, with retail sales improving, business output mixed and housing starts down. Key assumptions in the baseline economic outlook included currently being in a full employment economy, continued tapering of the Federal Reserve balance sheet and the Federal Open Market Committee beginning to cut rates in the second quarter of 2024. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment increases to a peak of 7.0% in the first quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2023. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

The quantitative model as of December 31, 2022 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2022, the weightings were 50% and 50% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected an unemployment rate environment initially around pre-coronavirus (“COVID-19”) levels levels at 3.9% that increases slightly during the forecast period to 4.0%. Northeast GDP’s annualized growth (on a quarterly basis) was expected to start the first quarter of 2023 at approximately 3.9% and hovering around 4.6% by the end of the forecast period. Other utilized economic variables have generally deteriorated in their respective forecasts, with retail sales and housing starts forecasts declining from the prior year. Key assumptions in the baseline economic outlook included a full employment economy being realized in the near future, continued tapering of the Federal Reserve balance sheet, an increasing yield on ten-year treasury securities and a gradual decline in global oil prices. The alternative downside scenario assumed deteriorated economic and pandemic related conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 3.9% in the fourth quarter of 2022 to a peak of 6.9% in the first quarter of 2024. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2022. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

There were no loans purchased with credit deterioration during the year ended December 31, 2024. There were $219.5 million of PCD loans acquired from Salisbury during the year ended December 31, 2023, which resulted in an allowance for credit losses at acquisition of $5.8 million. During 2024, the Company purchased $3.0 million of residential loans at a 7.0% premium with a $31 thousand allowance for credit losses recorded for these loans. During 2023, the Company purchased $3.8 million of residential loans at a 7.0% premium with a $31 thousand allowance for credit losses recorded for these loans.

The Company made a policy election to report AIR in the other assets line item on the consolidated balance sheets. AIR on loans totaled $34.8 million at December 31, 2024 and $34.1 million at December 31, 2023 and with no estimated allowance for credit losses related to AIR at December 31, 2024 and 2023 as it is excluded from amortized cost.

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

The following tables present the activity in the allowance for credit losses by our portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2023	$45,903	$46,427	$22,070	$114,400
Charge-offs	(5,042)	(20,475)	(211)	(25,728)
Recoveries	839	6,467	415	7,721
Provision	3,753	11,568	4,286	19,607
Ending Balance as of December 31, 2024	$45,453	$43,987	$26,560	$116,000

Balance as of January 1, 2023 (after adoption of ASU 2022-02)	$34,662	$50,951	$14,539	$100,152
Allowance for credit loss on PCD acquired loans	5,300	19	453	5,772
Charge-offs	(4,154)	(22,107)	(517)	(26,778)
Recoveries	3,625	5,859	496	9,980
Provision	6,470	11,705	7,099	25,274
Ending Balance as of December 31, 2023	$45,903	$46,427	$22,070	$114,400

Balance as of December 31, 2021	$28,941	$44,253	$18,806	$92,000
Charge-offs	(1,870)	(16,140)	(633)	(18,643)
Recoveries	2,430	7,014	852	10,296
Provision	5,221	15,824	(3,898)	17,147
Ending Balance as of December 31, 2022	$34,722	$50,951	$15,127	$100,800

The allowance for credit losses as of December 31, 2024 increased compared to the allowance estimates as of December 31, 2023 primarily due to providing for current year loan growth, the slowing of prepayment speed assumptions, including the changes in prepayment model assumptions. These increases to the allowance for credit losses were partially offset by the change in forecast scenario weightings from 70% baseline and 30% downside to 80% baseline and 20% downside, and the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status. The increase in the allowance for credit losses from December 31, 2022 to December 31, 2023 was primarily due to the recording of $14.5 million of allowance for acquired Salisbury loans as of the acquisition date, which included both the $8.8 million of non-PCD allowance recognized through the provision for loan losses and the $5.8 million of PCD allowance reclassified from loans. The increase in the allowance for credit losses from December 31, 2021 to December 31, 2022 was primarily due to an increase in loan balances and a modest deterioration in the economic forecast.

Individually Evaluated Loans

The threshold for evaluating classified, commercial and CRE loans risk graded substandard or doubtful, and nonperforming loans individually evaluated for credit loss is $1.0 million. As of December 31, 2024, three relationships were identified for individual credit loss evaluation which had an amortized cost basis of $28.8 million, with no allowance for credit loss. As of December 31, 2023, two of the three same relationships were identified for individual credit loss evaluation which had an amortized cost basis of $17.3 million, with no allowance for credit loss.

The increase in the amortized cost basis on an individual relationship basis from December 31, 2023 to December 31, 2024 was primarily due to the addition of one new individually evaluated relationship with an amortized cost basis of $14.0 million. This increase was partially offset by $2.2 million of charge-offs experienced during the year on the other two individually evaluated relationships.

As of December 31, 2024 and 2023, there were $28.8 million and $17.3 million, respectively, of loans in nonaccrual status that were individually evaluated for expected credit loss without an allowance for credit losses.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2024
Commercial loans:
C&I	$398	$452	$-	$850	$2,116	$1,427,247	$1,430,213
CRE	698	191	-	889	30,028	3,665,223	3,696,140
Total commercial loans	$1,096	$643	$-	$1,739	$32,144	$5,092,470	$5,126,353
Consumer loans:
Auto	$11,527	$2,047	$900	$14,474	$2,054	$1,228,378	$1,244,906
Residential solar	4,066	1,991	1,599	7,656	212	812,211	820,079
Other consumer	1,552	985	888	3,425	263	105,529	109,217
Total consumer loans	$17,145	$5,023	$3,387	$25,555	$2,529	$2,146,118	$2,174,202
Residential	$3,360	$467	$2,411	$6,238	$11,146	$2,651,971	$2,669,355
Total loans	$21,601	$6,133	$5,798	$33,532	$45,819	$9,890,559	$9,969,910

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2023
Commercial loans:
C&I	$414	$33	$1	$448	$3,441	$1,393,616	$1,397,505
CRE	803	835	-	1,638	18,126	3,413,984	3,433,748
Total commercial loans	$1,217	$868	$1	$2,086	$21,567	$4,807,600	$4,831,253
Consumer loans:
Auto	$10,115	$2,011	$1,067	$13,193	$2,106	$1,084,143	$1,099,442
Residential solar	3,074	1,301	915	5,290	245	912,220	917,755
Other consumer	2,343	1,811	1,124	5,278	215	164,867	170,360
Total consumer loans	$15,532	$5,123	$3,106	$23,761	$2,566	$2,161,230	$2,187,557
Residential	$3,836	$399	$554	$4,789	$10,080	$2,617,034	$2,631,903
Total loans	$20,585	$6,390	$3,661	$30,636	$34,213	$9,585,864	$9,650,713

Credit Quality Indicators

The Company has developed an internal loan grading system to evaluate and quantify the Company’s loan portfolio with respect to quality and risk, focusing on, among other things, borrower’s financial strength, experience and depth of borrower’s management, primary and secondary sources of repayment, payment history, nature of the business and industry outlook. The internal grading system enables the Company to monitor the quality of the entire loan portfolio on a consistent basis and provide management with an early warning system, which facilitates recognition and response to problem loans and potential problem loans.

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

Special Mention

Special Mention loans have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s position at some future date. These loans pose elevated risk, but their weakness does not yet justify a Substandard classification. Borrowers may be experiencing adverse operating trends (i.e., declining revenues or margins) or may be struggling with an ill-proportioned balance sheet (i.e., increasing inventory without an increase in sales, high leverage and/or tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a Special Mention rating. Although a Special Mention loan has a higher PD than a Pass asset, its default is not imminent.

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

The following tables illustrate the Company’s credit quality by loan class by vintage and includes gross charge-offs by vintage. Included in other consumer gross charge-offs for the year ended December 31, 2024, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2023 originations and $0.7 million in overdrawn deposit accounts reported as 2024 originations. Included in other consumer gross charge-offs for the year ended December 31, 2023, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2022 originations and $0.8 million in overdrawn deposit accounts reported as 2023 originations.

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
C&I
By internally assigned grade:
Pass	$255,824	$166,780	$180,095	$177,839	$118,826	$101,755	$349,443	$3,588	$1,354,150
Special mention	272	3,265	3,461	1,639	307	1,008	22,582	4,374	36,908
Substandard	2,419	3,895	2,183	1,555	173	3,878	23,231	1,751	39,085
Doubtful	-	67	2	1	-	-	-	-	70
Total C&I	$258,515	$174,007	$185,741	$181,034	$119,306	$106,641	$395,256	$9,713	$1,430,213
Current-period gross charge-offs	$-	$(99)	$(1,063)	$(162)	$-	$(1,352)	$-	$-	$(2,676)
CRE
By internally assigned grade:
Pass	$414,835	$352,834	$550,682	$514,134	$414,737	$912,693	$314,574	$45,940	$3,520,429
Special mention	2,573	14,406	23,747	7,440	4,310	16,888	2,044	1,222	72,630
Substandard	-	1,743	19,182	18,111	2,362	61,029	654	-	103,081
Total CRE	$417,408	$368,983	$593,611	$539,685	$421,409	$990,610	$317,272	$47,162	$3,696,140
Current-period gross charge-offs	$-	$-	$-	$(2,366)	$-	$-	$-	$-	$(2,366)
Auto
By payment activity:
Performing	$557,817	$321,545	$238,232	$90,143	$19,931	$14,284	$-	$-	$1,241,952
Nonperforming	594	983	710	459	107	101	-	-	2,954
Total auto	$558,411	$322,528	$238,942	$90,602	$20,038	$14,385	$-	$-	$1,244,906
Current-period gross charge-offs	$(141)	$(1,478)	$(1,610)	$(837)	$(116)	$(347)	$-	$-	$(4,529)
Residential solar
By payment activity:
Performing	$4,381	$121,755	$398,030	$166,018	$56,612	$71,472	$-	$-	$818,268
Nonperforming	-	213	869	488	80	161	-	-	1,811
Total residential solar	$4,381	$121,968	$398,899	$166,506	$56,692	$71,633	$-	$-	$820,079
Current-period gross charge-offs	$-	$(530)	$(4,441)	$(716)	$(201)	$(694)	$-	$-	$(6,582)
Other consumer
By payment activity:
Performing	$16,426	$6,685	$11,792	$27,045	$10,718	$15,881	$19,507	$12	$108,066
Nonperforming	12	43	207	433	209	202	15	30	1,151
Total other consumer	$16,438	$6,728	$11,999	$27,478	$10,927	$16,083	$19,522	$42	$109,217
Current-period gross charge-offs	$(735)	$(330)	$(2,080)	$(4,271)	$(1,036)	$(912)	$-	$-	$(9,364)
Residential
By payment activity:
Performing	$188,657	$222,593	$369,473	$419,053	$246,867	$924,869	$265,351	$18,935	$2,655,798
Nonperforming	580	765	766	2,507	160	8,779	-	-	13,557
Total residential	$189,237	$223,358	$370,239	$421,560	$247,027	$933,648	$265,351	$18,935	$2,669,355
Current-period gross charge-offs	$-	$(34)	$-	$-	$-	$(177)	$-	$-	$(211)
Total loans	$1,444,390	$1,217,572	$1,799,431	$1,426,865	$875,399	$2,133,000	$997,401	$75,852	$9,969,910
Current-period gross charge-offs	$(876)	$(2,471)	$(9,194)	$(8,352)	$(1,353)	$(3,482)	$-	$-	$(25,728)

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
C&I
By internally assigned grade:
Pass	$229,249	$270,796	$241,993	$158,051	$74,469	$63,826	$299,248	$2,923	$1,340,555
Special mention	420	1,672	277	3,524	87	1,854	19,489	-	27,323
Substandard	1,496	2,461	1,609	282	2,266	5,632	14,266	1,607	29,619
Doubtful	-	1	2	-	4	1	-	-	8
Total C&I	$231,165	$274,930	$243,881	$161,857	$76,826	$71,313	$333,003	$4,530	$1,397,505
Current-period gross charge-offs	$(24)	$(3,021)	$(5)	$(86)	$-	$(600)	$-	$-	$(3,736)
CRE
By internally assigned grade:
Pass	$353,161	$518,201	$561,897	$452,110	$327,804	$739,189	$294,039	$33,705	$3,280,106
Special mention	3,577	4,472	10,711	7,055	9,967	39,460	2,970	-	78,212
Substandard	370	731	21,807	1,146	2,996	37,418	10,962	-	75,430
Total CRE	$357,108	$523,404	$594,415	$460,311	$340,767	$816,067	$307,971	$33,705	$3,433,748
Current-period gross charge-offs	$-	$-	$-	$-	$(114)	$(304)	$-	$-	$(418)
Auto
By payment activity:
Performing	$474,369	$363,516	$157,251	$42,644	$45,406	$13,071	$12	$-	$1,096,269
Nonperforming	532	1,241	830	190	306	74	-	-	3,173
Total auto	$474,901	$364,757	$158,081	$42,834	$45,712	$13,145	$12	$-	$1,099,442
Current-period gross charge-offs	$(102)	$(1,183)	$(1,066)	$(340)	$(301)	$(295)	$-	$-	$(3,287)
Residential solar
By payment activity:
Performing	$155,425	$430,855	$178,839	$65,382	$46,554	$39,540	$-	$-	$916,595
Nonperforming	-	837	205	18	47	53	-	-	1,160
Total residential solar	$155,425	$431,692	$179,044	$65,400	$46,601	$39,593	$-	$-	$917,755
Current-period gross charge-offs	$(150)	$(1,930)	$(923)	$(45)	$(558)	$(345)	$-	$-	$(3,951)
Other consumer
By payment activity:
Performing	$13,089	$27,394	$57,876	$21,087	$14,548	$15,964	$19,042	$21	$169,021
Nonperforming	-	244	685	144	56	161	4	45	1,339
Total other consumer	$13,089	$27,638	$58,561	$21,231	$14,604	$16,125	$19,046	$66	$170,360
Current-period gross charge-offs	$(885)	$(3,744)	$(7,511)	$(1,329)	$(832)	$(568)	$-	$-	$(14,869)
Residential
By payment activity:
Performing	$212,799	$366,860	$453,206	$267,845	$167,860	$876,563	$260,836	$15,300	$2,621,269
Nonperforming	134	430	1,121	385	591	7,460	-	513	10,634
Total residential	$212,933	$367,290	$454,327	$268,230	$168,451	$884,023	$260,836	$15,813	$2,631,903
Current-period gross charge-offs	$-	$-	$(81)	$(30)	$-	$(406)	$-	$-	$(517)
Total loans	$1,444,621	$1,989,711	$1,688,309	$1,019,863	$692,961	$1,840,266	$920,868	$54,114	$9,650,713
Current-period gross charge-offs	$(1,161)	$(9,878)	$(9,586)	$(1,830)	$(1,805)	$(2,518)	$-	$-	$(26,778)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for losses on unfunded commitments totaled $4.4 million as of December 31, 2024, compared to $5.1 million as of December 31, 2023.

The reserve for unfunded loan commitments was ($0.7) million for the year ended December 31, 2024, compared to less than $0.1 million for the years ended December 31, 2023 and 2022. Included in the reserve for unfunded loan commitments for the year ended December 31, 2023, was $0.8 million of acquisition-related provision for unfunded loan commitments due to the Salisbury acquisition.

Loan Modifications to Borrowers Experiencing Financial Difficulties

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Year Ended December 31, 2024
	Interest Rate Reduction		Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$-	-	$1,200	0.045%	$282	0.011%
Total	$-		$1,200		$282

	Year Ended December 31, 2023
	Interest Rate Reduction		Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$174	0.007%	$311	0.012%	$160	0.006%
Total	$174		$311		$160

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulties:

Year Ended December 31, 2024
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 8 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Interest rates were reduced by an average of 0.6%

Year Ended December 31, 2023
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 12 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Interest rates were reduced by an average of 1.5%

There were no financing receivables that had payment defaults during the year ended December 31, 2024 that were modified to borrowers experiencing financial difficulty modified in the twelve months prior to that default. There were $31 thousand of Residential financing receivables with interest rate reductions and $124 thousand of Residential financing receivables with Term Extensions that had payment defaults during the year ended December 31, 2023 that were modified to borrowers experiencing financial difficulty modified in the prior twelve months to that default.

The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
Year Ended December 31, 2024
Residential	$1,369	$-	$-	$113
Total	$1,369	$-	$-	$113

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
Year Ended December 31, 2023
Residential	$490	$124	$-	$31
Total	$490	$124	$-	$31

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
The following table illustrates the recorded investment and number of modifications for TDRs where a concession has been made and subsequently defaulted during the year:

	Year Ended December 31, 2022
(Dollars in thousands)	Number of Contracts	Recorded Investment
Commercial loans:
C&I	1	$320
Total commercial loans	1	$320
Consumer loans:
Auto	2	$20
Total consumer loans	2	$20
Residential	50	$3,387
Total TDRs	53	$3,727

7.          Premises, Equipment and Leases

A summary of premises and equipment follows:

	December 31,
(In thousands)	2024	2023
Land, buildings and improvements	$151,421	$146,564
Furniture and equipment	101,830	96,928
Premises and equipment before accumulated depreciation	$253,251	$243,492
Accumulated depreciation	(172,411)	(162,817)
Total premises and equipment	$80,840	$80,675

Buildings and improvements are depreciated based on useful lives of five to twenty years. Furniture and equipment is depreciated based on useful lives of three to ten years.

Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated balance sheets. The Company does not have any significant finance leases in which we are the lessee as of December 31, 2024 and December 31, 2023.

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

Our leases relate primarily to office space and bank branches, and some contain options to renew the lease. These options to renew are generally not considered reasonably certain to exercise, and are therefore not included in the lease term until such time that the option to renew is reasonably certain. As of December 31, 2024, operating lease ROU assets and liabilities were $27.6 million and $30.3 million, respectively. As of December 31, 2023, operating lease ROU assets and liabilities were $26.7 million and $28.2 million, respectively.

The table below summarizes net lease cost:

	December 31,
(In thousands)	2024	2023
Operating lease cost	$7,527	$6,843
Variable lease cost	2,628	2,457
Short-term lease cost	365	415
Sublease income	(354)	(286)
Total operating lease cost	$10,166	$9,429

The table below shows future minimum rental commitments related to non-cancelable operating leases for the next five years and thereafter as of December 31, 2024:

(In thousands)
2025	$7,588
2026	6,637
2027	5,712
2028	4,292
2029	2,709
Thereafter	7,562
Total lease payments	$34,500
Less: interest	(4,157)
Present value of lease liabilities	$30,343

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental information on the consolidated statements of cash flows for operating leases:

	December 31,
(In thousands except for percent and period data)	2024	2023
Weighted average remaining lease term, in years	6.23	6.55
Weighted average discount rate	3.97%	3.68%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,585	$6,138
ROU assets obtained in exchange for lease liabilities	7,411	8,797

As of December 31, 2024 there are no new significant leases that have not yet commenced.

Rental expense included in occupancy expense amounted to $8.4 million in 2024, $7.9 million in 2023 and $7.2 million in 2022.

8.          Goodwill and Other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2024	$361,851
Goodwill acquired	812
December 31, 2024	$362,663

January 1, 2023	$281,204
Goodwill acquired	80,647
December 31, 2023	$361,851

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets. These intangible assets are amortized over their estimated useful lives, which range primarily from one to twenty years.

There was no impairment of goodwill recorded during the years ended December 31, 2024, 2023 and 2022.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2024	2023
Core deposit intangibles:
Gross carrying amount	$31,188	$31,188
Less: accumulated amortization	7,797	2,363
Net carrying amount	$23,391	$28,825

Identified intangible assets:
Gross carrying amount	$34,189	$31,826
Less: accumulated amortization	21,220	20,208
Net carrying amount	$12,969	$11,618

Total intangibles:
Gross carrying amount	$65,377	$63,014
Less: accumulated amortization	29,017	22,571
Net carrying amount	$36,360	$40,443

Amortization expense on intangible assets with definite useful lives totaled $8.4 million for 2024, $4.7 million for 2023 and $2.3 million for 2022. Amortization expense on intangible assets with definite useful lives is expected to total $7.9 million for 2025, $6.9 million for 2026, $5.8 million for 2027, $4.8 million for 2028, $3.8 million for 2029 and $7.2 million thereafter. Other identified intangible assets include customer lists and non-compete agreements.

During the years ended December 31, 2024, 2023 and 2022, there was no impairment of intangible assets.

9.          Deposits

The following table sets forth the maturity distribution of time deposits:

(In thousands)	December 31, 2024
Within one year	$1,342,873
After one but within two years	49,197
After two but within three years	22,215
After three but within four years	19,895
After four but within five years	7,884
After five years	441
Total	$1,442,505

Time deposits of $250,000 or more aggregated $251.6 million and $263.1 million December 31, 2024 and 2023, respectively.

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

Short-term borrowings totaled $162.9 million and $386.7 million at December 31, 2024 and 2023, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing. Those sources totaled approximately $3.46 billion and $2.87 billion at December 31, 2024 and 2023, respectively. Borrowings on the FHLB lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023	2022
Federal funds purchased:
Balance at year-end	$-	$-	$60,000
Average during the year	13,016	24,575	14,644
Maximum month end balance	78,000	60,000	80,000
Weighted average rate during the year	5.47%	5.16%	4.02%
Weighted average rate at year-end	5.54%	5.63%	4.28%

Securities sold under repurchase agreements:
Balance at year-end	$146,942	$93,651	$86,012
Average during the year	95,879	70,251	69,561
Maximum month end balance	146,942	96,195	88,637
Weighted average rate during the year	2.26%	1.06%	0.10%
Weighted average rate at year-end	2.35%	1.49%	0.11%

Other short-term borrowings:
Balance at year-end	$16,000	$293,000	$439,000
Average during the year	103,963	450,377	46,371
Maximum month end balance	292,000	593,000	439,000
Weighted average rate during the year	5.43%	5.24%	4.24%
Weighted average rate at year-end	5.48%	5.28%	4.45%

See Note 4 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, and a blanket lien on its residential real estate mortgage loans. As of December 31, 2024 the Company had no callable long-term debt. A summary is as follows:

(Dollars in thousands)	December 31, 2024		December 31, 2023
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2025	$26,556	4.35%	$26,603	4.35%
2031	3,088	2.45%	3,193	2.45%
Total	$29,644		$29,796

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

The following table summarizes the Company’s subordinated debt:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Subordinated notes issued June 2020 - fixed interest rate of 5.00% through June 2025 and a variable interest rate equivalent to three-month SOFR plus 4.85% thereafter, maturing July 1, 2030	$98,000	$98,000
Subordinated notes issued March 2021 and acquired August 2023 - fixed interest rate of 3.50% through June 2026 and a variable interest rate equivalent to three-month SOFR plus 2.80% thereafter, maturing March 31, 2031	25,000	25,000
Subtotal subordinated notes	$123,000	$123,000
Unamortized debt issuance costs and unamortized fair value discount	(1,799)	(3,256)
Total subordinated debt, net	$121,201	$119,744

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

The debentures held by each trust are the sole assets of that trust. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $98.0 million at December 31, 2024. The Company owns all of the common securities of the Trusts and has accordingly recorded $3.2 million in equity method investments classified as other assets in our consolidated balance sheets at December 31, 2024. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

As of December 31, 2024, the Trusts had the following trust preferred securities outstanding and held the following junior subordinated debentures of the Company (dollars in thousands):

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

Despite the fact that the Trusts are not included in the Company’s consolidated financial statements, $97 million of the $101 million in trust preferred securities issued by these subsidiary trusts is included in the Tier 1 capital of the Company for regulatory capital purposes as allowed by the FRB (NBT Bank owns $1.0 million of CNBF Trust I securities). The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital. The aforementioned Trusts are grandfathered with respect to this enactment based on their date of issuance.

11.          Income Taxes

The significant components of income tax expense attributable to operations are as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$23,049	$22,829	$51,077
State	7,039	5,890	12,934
Total current	$30,088	$28,719	$64,011
Deferred:
Federal	$8,306	$4,593	$(15,862)
State	423	1,365	(3,988)
Total deferred	$8,729	$5,958	$(19,850)
Total income tax expense	$38,817	$34,677	$44,161

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Allowance for loan losses	$29,229	$28,039
Lease liability	7,646	6,917
Deferred compensation	10,581	9,915
Fair value adjustments on acquisitions	15,958	18,306
Loan fees	23,660	30,778
Stock-based compensation expense	3,375	3,006
Unrealized losses on securities	41,346	45,446
Other	6,382	9,362
Total deferred tax assets	$138,177	$151,769
Deferred tax liabilities:
Pension benefits	$16,705	$14,742
Lease right-of-use asset	7,195	6,551
Amortization of intangible assets	22,476	22,850
Premises and equipment, primarily due to accelerated depreciation	1,510	2,746
Other	2,072	1,669
Total deferred tax liabilities	$49,958	$48,558
Net deferred tax asset at year-end	$88,219	$103,211
Net deferred tax asset at beginning of year	103,211	97,320
(Decrease) Increase in net deferred tax asset	$(14,992)	$5,891

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2024 and 2023.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate to income before taxes:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Federal income tax at statutory rate	$37,686	$32,226	$41,193
Tax exempt income	(1,783)	(1,442)	(984)
Net increase in cash surrender value of life insurance	(1,866)	(1,367)	(1,215)
Federal tax credits	(1,171)	(1,297)	(1,398)
State taxes, net of federal tax benefit	6,008	5,732	7,067
Other, net	(57)	825	(502)
Income tax expense	$38,817	$34,677	$44,161

A reconciliation of the beginning and ending balance of Federal and State gross unrecognized tax benefits (“UTBs”) is as follows:

(In thousands)	2024	2023
Balance at January 1	$2,879	$1,942
Additions for tax positions of prior years	57	647
Reduction for tax positions of prior years	(265)	(104)
Current period tax positions	243	394
Balance at December 31	$2,914	$2,879
Amount that would affect the effective tax rate if recognized, gross of tax	$2,302	$2,274

The Company recognizes interest and penalties on the income tax expense line in the accompanying consolidated statements of income. The Company monitors changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2024, no significant changes to UTBs are projected; however, tax audit examinations are possible, but it is not reasonably possible to estimate when examinations in subsequent years will be completed. The Company recognized $0.6 million and $0.5 million of interest expense related to UTBs in the consolidated statements of income for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company is no longer subject to U.S. Federal tax examination by tax authorities for years prior to 2021. The tax years 2017 to 2019 are currently being audited by New York State.

12.          Employee Benefit Plans

Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (“the Plan”) covering substantially all of its employees at December 31, 2024. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. Prior to January 1, 2000, the Plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the Plan was converted to a cash balance plan with grandfathering provisions for existing participants. Effective March 1, 2013, the Plan was amended. Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013. In May 2013, the noncontributory, frozen, defined benefit pension plan assumed from Alliance in the acquisition was merged into the Plan. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. The Company also assumed supplemental retirement plans for former executives in the Alliance acquisition. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The components of AOCI, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other post-retirement benefits are summarized below:

	Pension Benefits		Other Benefits
(In thousands)	2024	2023	2024	2023
Net actuarial loss (gain)	$23,922	$29,301	$(196)	$(178)
Prior service cost (credit)	418	198	(6)	(10)
Total amounts recognized in AOCI (pre-tax)	$24,340	$29,499	$(202)	$(188)

A December 31 measurement date is used for the pension, supplemental pension and post-retirement benefit plans. The following table sets forth changes in benefit obligations, changes in plan assets and the funded status of the pension plans and other post-retirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$76,994	$75,940	$4,715	$4,183
Service cost	2,204	1,904	4	4
Interest cost	4,029	4,002	230	240
Plan participants’ contributions	-	-	127	141
Actuarial (gain) loss	(2,454)	1,387	(18)	710
Amendments	1,212	30	-	-
Benefits paid	(6,960)	(6,269)	(598)	(563)
Projected benefit obligation at end of year	$75,025	$76,994	$4,460	$4,715
Change in plan assets:
Fair value of plan assets at beginning of year	$121,169	$113,316	$-	$-
Gain on plan assets	8,920	12,803	-	-
Employer contributions	1,899	1,319	471	422
Plan participants’ contributions	-	-	127	141
Benefits paid	(6,960)	(6,269)	(598)	(563)
Fair value of plan assets at end of year	$125,028	$121,169	$-	$-
Funded (unfunded) status at year end	$50,003	$44,175	$(4,460)	$(4,715)

An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. The accumulated benefit obligation for pension benefits was $75.0 million and $77.0 million at December 31, 2024 and 2023, respectively. The accumulated benefit obligation for other post-retirement benefits was $4.5 million and $4.7 million at December 31, 2024 and 2023, respectively. The funded status of the pension and other post-retirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2024 and 2023.

	Pension Benefits		Other Benefits
(In thousands)	2024	2023	2024	2023
Other assets	$65,316	$59,889	$-	$-
Other liabilities	(15,313)	(15,714)	(4,460)	(4,715)
Funded status	$50,003	$44,175	$(4,460)	$(4,715)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years Ended December 31,
	2024	2023	2022
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	5.54% - 6.10%	4.91% - 5.66%	5.54% - 5.66%
Expected long-term return on plan assets	6.70%	6.70%	6.70%
Rate of compensation increase	3.00%	3.00%	3.00%
Interest rate of credit for cash balance plan	4.54%	4.66%	3.99%

The following assumptions were used to determine net periodic pension cost:
Discount rate	4.91% - 6.10%	3.35% - 5.66%	3.23% - 3.35%
Expected long-term return on plan assets	6.70%	6.70%	6.70%
Rate of compensation increase	3.00%	3.00%	3.00%
Interest rate of credit for cash balance plan	4.66%	3.99%	1.94%

Net periodic benefit cost and other amounts recognized in OCI for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2024	2023	2022	2024	2023	2022
Components of net periodic (benefit) cost:
Service cost	$2,204	$1,904	$2,024	$4	$4	$7
Interest cost	4,029	4,002	2,765	230	240	170
Expected return on plan assets	(7,888)	(7,379)	(8,884)	-	-	-
Amortization of prior service cost (credit)	993	43	108	(4)	(4)	6
Amortization of unrecognized net loss (gain)	1,892	2,633	623	-	(32)	-
Net periodic pension cost (benefit)	$1,230	$1,203	$(3,364)	$230	$208	$183
Other changes in plan assets and benefit obligations recognized in OCI (pre-tax):
Net (gain) loss	$(3,486)	$(4,037)	$14,987	$(18)	$711	$(695)
Prior service cost	1,212	30	-	-	-	-
Amortization of prior service (cost) credit	(993)	(43)	(108)	4	4	(6)
Amortization of unrecognized net (loss) gain	(1,892)	(2,633)	(623)	-	32	-
Total recognized in OCI	$(5,159)	$(6,683)	$14,256	$(14)	$747	$(701)
Total recognized in net periodic (benefit) cost and OCI, pre-tax	$(3,929)	$(5,480)	$10,892	$216	$955	$(518)

The service cost component of the net periodic (benefit) cost is included in Salaries and Employee Benefits and the interest cost, expected return on plan assets and net amortization components are included in Other Noninterest Expense on the consolidated statements of income.

The following table sets forth estimated future benefit payments for the pension plans and other post-retirement benefit plans as of December 31, 2024:

(In thousands)	Pension Benefits	Other Benefits
2025	$8,189	$428
2026	7,673	439
2027	7,306	427
2028	7,857	427
2029	7,760	421
2030 - 2034	33,866	1,898

The Company made no voluntary contributions to the pension and other benefit plans during the years ended December 31, 2024 and 2023.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2024 were assumed to be 7.0% to 12.0%. The rates were assumed to decrease gradually to 4.5% for fiscal year 2034 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans.

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target 2024	2024	2023
Cash and cash equivalents	0 - 15%	2%	2%
Fixed income securities	30 - 60%	44%	43%
Equities	40 - 70%	54%	55%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio. All issues that are rated lower than A by Standard and Poor’s are to be excluded. Equity securities at December 31, 2024 and 2023 do not include any Company common stock.

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan:

(In thousands)	Level 1	Level 2	December 31, 2024
Cash and cash equivalents	$2,611	$-	$2,611
U.S. government bonds	-	7	7
Mutual funds	122,410	-	122,410
Total	$125,021	$7	$125,028

(In thousands)	Level 1	Level 2	December 31, 2023
Cash and cash equivalents	$2,435	$-	$2,435
U.S. government bonds	-	13	13
Mutual funds	118,721	-	118,721
Total	$121,156	$13	$121,169

The plan had no financial instruments recorded at fair value on a non-recurring basis as of December 31, 2024 and 2023.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets was 6.7% at December 31, 2024 and 2023, respectively. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”). The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries. In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The employer contributions associated with the 401(k) Plan were $4.9 million in 2024, $4.4 million in 2023 and $4.0 million in 2022.

Other Retirement Benefits

Included in other liabilities is $0.6 million and $0.9 million at December 31, 2024 and 2023, respectively, for supplemental retirement benefits for retired executives from legacy plans assumed in acquisitions. The Company recognized $0.1 million in 2024, $0.2 million in 2023 and $0.2 million in 2022, related to these plans.

13.          Stock-Based Compensation

In May 2024, the Company adopted the NBT Bancorp Inc. 2024 Omnibus Incentive Plan (the “Stock Plan”) replacing the 2018 Omnibus Incentive Plan. Under the terms of the Stock Plan, equity-based awards are granted to directors and employees to increase their direct proprietary interest in the operations and success of the Company. The Stock Plan assumed all prior equity-based incentive plans and any new equity-based awards are granted under the terms of the Stock Plan. Restricted shares granted under the Plan typically vest after three or five years for employees and one year for non-employee directors. Restricted stock units granted under the Stock Plan may have different terms and conditions. Performance shares and units granted under the Stock Plan for executives may have different terms and conditions. Since 2011, the Company primarily grants restricted stock unit awards. Stock option grants since that time were reloads of existing grants which terminate ten years from the date of the grant. Under terms of the Stock Plan, stock options are granted to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Shares issued as a result of vesting of restricted stock unit awards and stock option exercises are funded from the Company’s treasury stock.

The Company has outstanding restricted stock granted from various plans at December 31, 2024. The Company recognized $6.0 million, $5.1 million and $4.5 million in stock-based compensation expense related to these stock awards for the years ended December 31, 2024, 2023 and 2022, respectively. Tax benefits recognized with respect to restricted stock units were $1.5 million, $1.3 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Unrecognized compensation cost related to restricted stock units totaled $6.0 million at December 31, 2024 and will be recognized over 1.4 years on a weighted average basis. Shares issued are funded from the Company’s treasury stock. The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2024	540,650	$32.72
Forfeited	(3,510)	34.62
Vested	(138,561)	33.28
Granted	184,899	35.06
Unvested at December 31, 2024	583,478	$33.32

The following table summarizes information concerning stock options outstanding:

(In thousands, except share and per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,350	$33.24
Exercised	(1,500)	40.63
Outstanding at December 31, 2024	3,850	$30.36	1.26	$67
Exercisable at December 31, 2024	3,850	$30.36	1.26	$67

There was no stock-based compensation expense for stock option awards for the years ended December 31, 2024, 2023 and 2022. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Proceeds from stock options exercised	$61	$91	$-
Tax benefits related to stock options exercised	2	13	-
Intrinsic value of stock options exercised	8	50	-

The Company has 620,241 securities remaining available to be granted as part of the Plan at December 31, 2024.

14.          Stockholders’ Equity

In accordance with GAAP, unrecognized prior service costs and net actuarial gains or losses associated with the Company’s pension and postretirement benefit plans and unrealized gains and losses on AFS securities are included in AOCI, net of tax. For the years ended December 31, components of AOCI are:

(In thousands)	2024	2023	2022
Unrecognized prior service cost and net actuarial (losses) on pension plans	$(18,103)	$(21,983)	$(26,435)
Unrealized net holding (losses) on AFS securities	(123,995)	(138,951)	(163,599)
AOCI	$(142,098)	$(160,934)	$(190,034)

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At December 31, 2024, approximately $107.6 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

The Company purchased 7,600 shares of its common stock during the year ended December 31, 2024, for a total of $0.3 million at an average price of $33.02 per share under its previously announced share repurchase program. On December 18, 2023, the Board of Directors (“Board”) authorized a repurchase program for the Company to repurchase up to 2,000,000 shares of the outstanding shares of its common stock. The Company did not purchase any shares of its common stock during the fourth quarter of 2024. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of December 31, 2024, there were 1,992,400 shares available for repurchase under this plan authorized on December 18, 2023, which is set to expire on December 31, 2025.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. In addition to maintaining minimum capital ratios, the Company is subject to a capital conservation buffer (“Buffer”) of 2.50% above the minimum to avoid restriction on capital distributions and discretionary bonus paychecks to officers. At December 31, 2024 and 2023, the Company and the Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2024 and 2023, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 Capital to Average Asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory Ratio Requirements
(Dollars in thousands)	Amount	Ratio	Minimum Capital Adequacy	Minimum plus Buffer	For Classification as Well- Capitalized
As of December 31, 2024
Tier 1 Capital (to average assets)
Company	$1,385,269	10.24%	4.00%		5.00%
NBT Bank	1,263,661	9.39%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	1,288,269	11.93%	4.50%	7.00%	6.50%
NBT Bank	1,263,661	11.79%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	1,385,269	12.83%	6.00%	8.50%	8.00%
NBT Bank	1,263,661	11.79%	6.00%	8.50%	8.00%
Total Capital (to risk-weighted assets)
Company	1,622,476	15.03%	8.00%	10.50%	10.00%
NBT Bank	1,377,868	12.86%	8.00%	10.50%	10.00%

As of December 31, 2023
Tier 1 Capital (to average assets)
Company	$1,301,560	9.71%	4.00%		5.00%
NBT Bank	1,223,551	9.16%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	1,204,560	11.57%	4.50%	7.00%	6.50%
NBT Bank	1,223,551	11.84%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	1,301,560	12.50%	6.00%	8.50%	8.00%
NBT Bank	1,223,551	11.84%	6.00%	8.50%	8.00%
Total Capital (to risk-weighted assets)
Company	1,534,826	14.75%	8.00%	10.50%	10.00%
NBT Bank	1,333,817	12.91%	8.00%	10.50%	10.00%

16.         Earnings Per Share

The following is a reconciliation of basic and diluted EPS for the years presented in the consolidated statements of income:

	Years Ended December 31,
	2024			2023			2022
(In thousands except per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$140,641	47,165	$2.98	$118,782	44,528	$2.67	$151,995	42,917	$3.54
Effect of dilutive securities:
Stock-based compensation		268			242			264
Diluted EPS	$140,641	47,433	$2.97	$118,782	44,770	$2.65	$151,995	43,181	$3.52

There was a nominal number of weighted average stock options outstanding for the years ended December 31, 2024, 2023 and 2022, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

17.          Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
(In thousands)	Years Ended December 31,
	2024	2023	2022
AFS securities:
Losses on AFS securities	$-	$9,450	$-	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	356	427	513	Interest income
Tax effect	$(89)	$(2,470)	$(128)	Income tax (benefit)
Net of tax	$267	$7,407	$385

Pension and other benefits:
Amortization of net losses	$1,892	$2,601	$623	Other noninterest expense
Amortization of prior service costs	989	39	114	Other noninterest expense
Tax effect	$(720)	$(660)	$(184)	Income tax (benefit)
Net of tax	$2,161	$1,980	$553

Total reclassifications, net of tax	$2,428	$9,387	$938

18.          Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2024, approximately 64% of the Company’s loans were secured by real estate located in upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut. Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

	At December 31,
(In thousands)	2024	2023
Unused lines of credit	$459,885	$429,430
Commitments to extend credits, primarily variable rate	2,378,253	2,254,841
Standby letters of credit	50,832	44,735
Loans sold with recourse	24,670	26,423

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. As of December 31, 2024 and 2023, the fair value of the Company’s standby letters of credit was not significant.

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

As of December 31, 2024 and 2023, the Company had twenty and twelve risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of December 31, 2024
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,374,800	Other assets	$104,377	$1,374,800	Other liabilities	$104,371
Risk participation agreements	90,725	Other assets	62	18,811	Other liabilities	2
Total derivatives not designated as hedging instruments			$104,439			$104,373
Netting adjustments(1)			23,592			(26)
Net derivatives in the balance sheet			$80,847			$104,399
Derivatives not offset on the balance sheet			$1,792			$1,792
Cash collateral(2)			-			-
Net derivative amounts			$79,055			$102,607
As of December 31, 2023
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,303,711	Other assets	$95,972	$1,303,711	Other liabilities	$95,869
Risk participation agreements	62,112	Other assets	19	16,146	Other liabilities	6
Total derivatives not designated as hedging instruments			$95,991			$95,875
Netting adjustments(1)			20,849			-
Net derivatives in the balance sheet			$75,142			$95,875
Derivatives not offset on the balance sheet			$2,930			$2,930
Cash collateral(2)			-			-
Net derivative amounts			$72,212			$92,945

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

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Derivatives not designated as hedging instruments:
Increase (decrease) in other income	$106	$(70)	$(155)

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	December 31, 2024
Assets:
AFS securities
U.S. treasury	$102,790	$-	$-	$102,790
Federal agency	-	218,517	-	218,517
State & municipal	-	87,490	-	87,490
Mortgage-backed	-	464,365	-	464,365
Collateralized mortgage obligations	-	656,488	-	656,488
Corporate	-	45,014	-	45,014
Total AFS securities	$102,790	$1,471,874	$-	$1,574,664
Equity securities	41,372	1,000	-	42,372
Derivatives	-	80,847	-	80,847
Total	$144,162	$1,553,721	$-	$1,697,883
Liabilities:
Derivatives	$-	$104,399	$-	$104,399
Total	$-	$104,399	$-	$104,399

(In thousands)	Level 1	Level 2	Level 3	December 31, 2023
Assets:
AFS securities
U.S. treasury	$125,024	$-	$-	$125,024
Federal agency	-	214,740	-	214,740
State & municipal	-	86,306	-	86,306
Mortgage-backed	-	422,268	-	422,268
Collateralized mortgage obligations	-	541,544	-	541,544
Corporate	-	40,976	-	40,976
Total AFS securities	$125,024	$1,305,834	$-	$1,430,858
Equity securities	36,591	1,000	-	37,591
Derivatives	-	75,142	-	75,142
Total	$161,615	$1,381,976	$-	$1,543,591
Liabilities:
Derivatives	$-	$95,875	$-	$95,875
Total	$-	$95,875	$-	$95,875

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, OREO, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. Loans with fair value of $28.8 million as of December 31, 2024 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. There were no loans individually evaluated for expected credit losses where the amortized cost was adjusted to fair value as of December 31, 2023. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments. This table excludes financial instruments for which the carrying amount approximates fair value. Financial instruments for which the fair value approximates carrying value include cash and cash equivalents, AFS securities, equity securities, AIR, non-maturity deposits, short-term borrowings, accrued interest payable and derivatives.

		December 31, 2024		December 31, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$842,921	$749,945	$905,267	$814,524
Net loans	3	9,863,654	9,458,786	9,539,684	9,216,162
Financial liabilities:
Time deposits	2	$1,442,505	$1,431,942	$1,324,709	$1,285,999
Long-term debt	2	29,644	29,439	29,796	29,416
Subordinated debt	1	121,401	118,693	120,380	113,757
Junior subordinated debt	2	101,196	105,763	101,196	102,337

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

21.          Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2024	2023
Assets
Cash and cash equivalents	$185,451	$162,364
Equity securities, at estimated fair value	33,922	28,739
Investment in subsidiaries, on equity basis	1,534,693	1,464,980
Other assets	49,694	42,435
Total assets	$1,803,760	$1,698,518
Liabilities and Stockholders’ Equity
Total liabilities	$277,619	$272,827
Stockholders’ equity	1,526,141	1,425,691
Total liabilities and stockholders’ equity	$1,803,760	$1,698,518

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2024	2023	2022
Dividends from subsidiaries	$100,000	$116,250	$119,000
Management fee from subsidiaries	5,797	7,093	2,005
Net securities gains (losses)	575	(82)	(618)
Interest, dividends and other income	726	715	638
Total revenue	$107,098	$123,976	$121,025
Operating expenses	25,491	22,930	14,035
Income before income tax benefit and equity in undistributed income of subsidiaries	$81,607	$101,046	$106,990
Income tax expense (benefit)	(4,310)	(3,785)	(3,027)
Equity in undistributed income of subsidiaries	54,724	13,951	41,978
Net income	$140,641	$118,782	$151,995

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2024	2023	2022
Operating activities
Net income	$140,641	$118,782	$151,995
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of premises and equipment	336	353	582
Excess tax benefit on stock-based compensation	(295)	(296)	(288)
Stock-based compensation expense	5,992	5,102	4,530
Net securities (gains) losses	(575)	82	618
Equity in undistributed income of subsidiaries	(54,724)	(13,950)	(41,978)
Bank owned life insurance income	(281)	(271)	(238)
Amortization of subordinated debt issuance costs	437	437	437
Discount on repurchase of subordinated debt	-	-	(106)
Net change in other assets and other liabilities	(3,998)	(4,930)	(8,376)
Net cash provided by operating activities	$87,533	$105,309	$107,176
Investing activities
Net cash provided by acquisitions	$-	$3,542	$-
Net cash provided by investing activities	$-	$3,542	$-
Financing activities
Repurchase of subordinated debt	$-	$-	$(2,000)
Proceeds from the issuance of shares to employee and other stock plans	61	91	-
Cash paid by employer for tax-withholding on stock issuance	(1,993)	(1,877)	(1,751)
Purchases of treasury shares	(251)	(4,944)	(14,713)
Cash dividends	(62,263)	(55,886)	(49,765)
Net cash (used in) financing activities	$(64,446)	$(62,616)	$(68,229)
Net increase in cash and cash equivalents	$23,087	$46,235	$38,947
Cash and cash equivalents at beginning of year	162,364	116,129	77,182
Cash and cash equivalents at end of year	$185,451	$162,364	$116,129

A statement of changes in stockholders’ equity has not been presented since it is the same as the consolidated statement of changes in stockholders’ equity previously presented.

22.          Segment Reporting

Historically, the Company operated as a single reportable segment, providing a full range of banking services to retail and commercial customers. However, in accordance with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and as the Bank has grown, management has reassessed its operating segment structure to enhance transparency in how financial performance is evaluated and resources are allocated by the CODM. The updated guidance enhances disclosures by requiring more detailed information on segment profitability and certain key performance metrics used by management. Segments are components of an enterprise that are regularly evaluated by the CODM to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer.

As a result of this reassessment, as disclosed in Note 1, beginning with the fiscal year ended December 31, 2024, the Bank has determined that it now operates through two reportable segments:

Banking – Provides commercial banking, retail banking, and wealth management services primarily to customers in its market area, offering a broad array of banking and financial services to retail, commercial, and municipal customers. Included in Banking is the revenue and expenses from the wealth management business and the parent holding company. The parent company’s principal activities include the direct and indirect ownership of banking and non-banking subsidiaries, as well as the issuance of debt and equity. The parent company’s principal sources of revenue are the management fees and dividends it receives from its subsidiaries. Banking also includes corporate shared service costs such as the majority of equity compensation expense, as well as other general and administrative shared services costs including pension, retirement plan and supplemental retirement plan costs. Currently there is no allocation of these costs to other operating segments.

Retirement Plan Administration – Includes retirement plan and health savings account recordkeeping and administration, investment management, third-party administration, and actuarial services.

Our CODM reviews actual net income versus budgeted net income to assess segment performance and to make decisions about allocating capital and personnel to the segments. The CODM regularly receives expense information at a level consistent with that disclosed in the Company’s consolidated statements of income.

Reported segments and their financial information are not necessarily comparable to similar information reported by other financial institutions. Additionally, due to interrelationships among the various segments, the information presented is not indicative of how the segments would perform as independent entities. Changes in management structure, allocation methodologies, or procedures may result in future revisions to previously reported segment financial data.

For the years ended December 31, 2023 and 2022, the Company only disclosed one reportable segment, as operations were assessed on a consolidated basis. Accordingly, prior year segment data has been retrospectively adjusted to conform to the current period presentation. The Company will continue to evaluate its segment disclosures in accordance with ASU 2023-07 and make necessary adjustments as business operations evolve.

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	December 31, 2024
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$400,048	$74	$-	$400,122
Provision for loan losses	19,607	-	-	19,607
Net interest income after provision for loan losses	$380,441	$74	$-	$380,515
Noninterest income
Service charges on deposit accounts	$17,087	$-	$-	$17,087
Card services income	22,331	-	-	22,331
Retirement plan administration fees	-	58,099	(1,512)	56,587
Wealth management	39,502	2,092	47	41,641
Insurance services	1	-	17,031	17,032
Bank owned life insurance income	8,325	-	-	8,325
Net securities gains (losses)	2,789	-	-	2,789
Other	19,091	527	(8,586)	11,032
Total noninterest income	$109,126	$60,718	$6,980	$176,824
Noninterest expense
Salaries and employee benefits	$188,157	$33,405	$10,925	$232,487
Technology and data services	37,365	1,112	662	39,139
Occupancy	29,985	1,067	257	31,309
Professional fees and outside services	18,611	1,826	(1,305)	19,132
Office supplies and postage	7,020	437	68	7,525
FDIC assessment	6,765	-	-	6,765
Advertising	3,312	52	22	3,386
Amortization of intangible assets	6,419	1,871	153	8,443
Loan collection and other real estate owned, net	2,505	-	-	2,505
Acquisition expenses	1,531	-	-	1,531
Other	32,594	1,138	(8,073)	25,659
Total noninterest expense	$334,264	$40,908	$2,709	$377,881
Income before income tax expense	$155,303	$19,884	$4,271	$179,458
Income tax expense	34,117	4,293	407	38,817
Net income	$121,186	$15,591	$3,864	$140,641
Goodwill	$324,250	$23,877	$14,536	$362,663
Intangible assets, net	27,553	7,533	1,274	36,360
Total assets	15,475,117	53,584	(1,742,035)	13,786,666

(1)
Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	December 31, 2023
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$378,165	$54	$-	$378,219
Provision for loan losses	25,274	-	-	25,274
Net interest income after provision for loan losses	$352,891	$54	$-	$352,945
Noninterest income
Service charges on deposit accounts	$15,425	$-	$-	$15,425
Card services income	20,829	-	-	20,829
Retirement plan administration fees	-	48,579	(1,358)	47,221
Wealth management	32,770	1,952	41	34,763
Insurance services	2	-	15,665	15,667
Bank owned life insurance income	6,750	-	-	6,750
Net securities gains (losses)	(9,315)	-	-	(9,315)
Other	19,882	657	(9,701)	10,838
Total noninterest income	$86,343	$51,188	$4,647	$142,178
Noninterest expense
Salaries and employee benefits	$154,972	$29,377	$9,901	$194,250
Technology and data services	36,428	1,135	600	38,163
Occupancy	27,097	1,048	263	28,408
Professional fees and outside services	16,879	1,899	(1,177)	17,601
Office supplies and postage	6,460	372	85	6,917
FDIC assessment	6,257	-	-	6,257
Advertising	2,903	38	113	3,054
Amortization of intangible assets	3,053	1,603	78	4,734
Loan collection and other real estate owned, net	2,618	-	-	2,618
Acquisition expenses	9,978	-	-	9,978
Other	37,801	1,005	(9,122)	29,684
Total noninterest expense	$304,446	$36,477	$741	$341,664
Income before income tax expense	$134,788	$14,765	$3,906	$153,459
Income tax expense	31,038	3,065	574	34,677
Net income	$103,750	$11,700	$3,332	$118,782
Goodwill	$324,250	$23,224	$14,377	$361,851
Intangible assets, net	33,972	6,114	357	40,443
Total assets	14,905,900	36,553	(1,633,413)	13,309,040

(1)
Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	December 31, 2022
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$362,179	$11	$-	$362,190
Provision for loan losses	17,147	-	-	17,147
Net interest income after provision for loan losses	$345,032	$11	$-	$345,043
Noninterest income
Service charges on deposit accounts	$14,630	$-	$-	$14,630
Card services income	29,058	-	-	29,058
Retirement plan administration fees	-	49,291	(1,179)	48,112
Wealth management	31,309	1,958	44	33,311
Insurance services	2	-	14,694	14,696
Bank owned life insurance income	6,044	-	-	6,044
Net securities gains (losses)	(1,131)	-	-	(1,131)
Other	14,753	491	(4,386)	10,858
Total noninterest income	$94,665	$51,740	$9,173	$155,578
Noninterest expense
Salaries and employee benefits	$151,521	$26,870	$9,439	$187,830
Technology and data services	34,024	1,212	476	35,712
Occupancy	25,068	959	255	26,282
Professional fees and outside services	16,047	1,794	(1,031)	16,810
Office supplies and postage	5,716	355	69	6,140
FDIC assessment	3,197	-	-	3,197
Advertising	2,657	34	131	2,822
Amortization of intangible assets	583	1,617	63	2,263
Loan collection and other real estate owned, net	2,647	-	-	2,647
Acquisition expenses	967	-	-	967
Other	22,681	1,058	(3,944)	19,795
Total noninterest expense	$265,108	$33,899	$5,458	$304,465
Income before income tax expense	$174,589	$17,852	$3,715	$196,156
Income tax expense	40,054	3,619	488	44,161
Net income	$134,535	$14,233	$3,227	$151,995
Goodwill	$244,509	$22,318	$14,377	$281,204
Intangible assets, net	1,183	5,873	285	7,341
Total assets	13,067,505	45,917	(1,374,126)	11,739,296

(1)
Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

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

Management Report on Internal Control Over Financial Reporting

The management of NBT Bancorp Inc. and subsidiaries’ (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NBT Bancorp Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Albany, New York
February 28, 2025

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of NBT securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement, except as follows:

On December 10, 2024, Martin Dietrich, one of the Company’s directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of 20,000 shares of common stock. The arrangement’s expiration date is December 10, 2025.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted an Insider Trading and Information Policy that governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

The remaining information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of stockholders to be held on May 20, 2025 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2024 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the Company’s 2024 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	3,850	$30.36	620,241
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2024 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2024 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG, LLP, Albany, NY, Auditor Firm ID: 185.

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2024 fiscal year end.

PART  IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2024 and 2023.

Consolidated Statements of Income for each of the three years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2024, 2023 and 2022.

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

10.10
Supplemental Executive Retirement Agreement, dated December 19, 2016 by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.11	NBT Bancorp Inc. 2018 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A, filed on April 6, 2018, and incorporated herein by reference).*
10.12
Employment Agreement, dated November 1, 2021, by and between NBT Bancorp Inc. and Ruth H. Mahoney (Filed as Exhibit 10.16 to Registrant’s Form 10-K, filed on March 1, 2023, and incorporated herein by reference).*

10.13
Employment Agreement, dated January 1, 2018, by and between NBT Bancorp Inc. and Amy Wiles (Filed as Exhibit 10.18 to Registrant’s Form 10-K, filed on March 1, 2022, and incorporated herein by reference).*

10.14	NBT Bancorp Inc. 2024 Omnibus Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on May 21, 2024, and incorporated herein by reference).*
10.15	Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on May 21, 2024, and incorporated herein by reference).**
10.16
Employment Agreement, dated May 21, 2024 by and between NBT Bancorp Inc. and Scott A. Kingsley (Filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.17
Supplemental Retirement Agreement, dated May 21, 2014 by and between Scott A. Kingsley and NBT Bancorp Inc. (Filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.18
Employment Agreement, dated May 21, 2024 by and between NBT Bancorp Inc. and Annette L. Burns (Filed as Exhibit 10.3 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.19
Employment Agreement, dated May 21, 2024 by and between NBT Bancorp Inc. and Joseph R. Stagliano (Filed as Exhibit 10.4 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.20
First Amendment to Split-Dollar Agreement, dated May 21, 2024, by and among NBT Bancorp Inc., NBT Bank, N.A. and John H. Watt, Jr. (Filed as Exhibit 10.5 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.21
Amendment to NBT Bancorp Inc. Supplemental Executive Retirement Plan and Supplemental Retirement Agreement for John H. Watt, Jr., dated May 21, 2024, between NBT Bancorp Inc. and John H. Watt, Jr. (Filed as Exhibit 10.6 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

19	NBT Bancorp Inc. Policy Regarding Trading in Securities and Protection of Confidential Information
21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
97	Incentive Compensation Recovery Policy (Filed as Exhibit 97 to the Registrant’s Form 10-K for the year ended December 31, 2023, filed on February 29, 2024, and incorporated herein by reference).
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as noted above.

(c)	Not applicable.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NBT Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Scott A. Kingsley
Scott A. Kingsley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Martin A. Dietrich	/s/ Timothy E. Delaney
Martin A. Dietrich	Timothy E. Delaney, Director
Chairman and Director	Date: February 28, 2025
Date: February 28, 2025

/s/ Scott A. Kingsley	/s/ Heidi M. Hoeller
Scott A. Kingsley	Heidi M. Hoeller, Director
President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 28, 2025
Date: February 28, 2025

/s/ Annette L. Burns	/s/ Andrew S. Kowalczyk III
Annette L. Burns	Andrew S. Kowalczyk III, Director
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: February 28, 2025
Date: February 28, 2025

/s/ John H. Watt, Jr.	/s/ V. Daniel Robinson II
John H. Watt, Jr.	V. Daniel Robinson II, Director
Vice Chairman and Director	Date: February 28, 2025
Date: February 28, 2025

/s/ Johanna R. Ames	/s/ Matthew J. Salanger
Johanna R. Ames, Director	Matthew J. Salanger, Director
Date: February 28, 2025	Date: February 28, 2025

/s/ J. David Brown	/s/ Lowell A. Seifter
J. David Brown, Director	Lowell A. Seifter, Director
Date: February 28, 2025	Date: February 28, 2025

/s/ Richard J. Cantele, Jr.	/s/ Jack H. Webb
Richard J. Cantele, Jr., Director	Jack H. Webb, Director
Date: February 28, 2025	Date: February 28, 2025