Form 10-Q
period 2025-03-31
NBT BANCORP INC
filed 2025-05-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025.

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

As of April 30, 2025, there were 47,257,723 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended March 31, 2025

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

AFS	available for sale
AIR	accrued interest receivable
AOCI	accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
bp(s)	basis point(s)
C&I	commercial & industrial
CECL	current expected credit losses
CME	Chicago Mercantile Exchange Clearing House
CODM	chief operating decision maker
CRE	commercial real estate
EPS	earnings per share
Evans	Evans Bancorp, Inc.
Evans Bank	Evans Bank, National Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	fully taxable equivalent
GAAP	generally accepted accounting principles in the United States of America
GDP	Gross Domestic Product
HTM	held to maturity
LGD	loss given default
MMDA	money market deposit accounts
NASDAQ	The NASDAQ Stock Market LLC
NIM	net interest margin
NOW	negotiable order of withdrawal
OCC	Office of the Comptroller of the Currency
OREO	other real estate owned
PCD	purchased credit deteriorated
PD	probability of default
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate

ITEM 1. FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Cash and due from banks	$216,698	$205,083
Short-term interest-bearing accounts	37,385	78,973
Equity securities, at fair value	41,561	42,372
Securities available for sale, at fair value	1,704,677	1,574,664
Securities held to maturity (fair value $756,404 and $749,945, respectively)	836,833	842,921
Federal Reserve and Federal Home Loan Bank stock	32,117	33,957
Loans held for sale	13,628	9,744
Loans	9,980,267	9,969,910
Less allowance for loan losses	117,000	116,000
Net loans	$9,863,267	$9,853,910
Premises and equipment, net	81,598	80,840
Goodwill	362,663	362,663
Intangible assets, net	34,249	36,360
Bank owned life insurance	271,723	272,657
Other assets	367,852	392,522
Total assets	$13,864,251	$13,786,666
Liabilities
Demand (noninterest bearing)	$3,399,393	$3,446,068
Savings, NOW and money market	6,858,372	6,658,188
Time	1,450,746	1,442,505
Total deposits	$11,708,511	$11,546,761
Short-term borrowings	85,597	162,942
Long-term debt	4,605	29,644
Subordinated debt, net	121,579	121,201
Junior subordinated debt	101,196	101,196
Other liabilities	276,988	298,781
Total liabilities	$12,298,476	$12,260,525
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,974,492 shares issued	540	540
Additional paid-in-capital	740,865	742,810
Retained earnings	1,120,887	1,100,209
Accumulated other comprehensive loss	(121,813)	(142,098)
Common stock in treasury, at cost, 6,719,086 and 6,779,975 shares, respectively	(174,704)	(175,320)
Total stockholders’ equity	$1,565,775	$1,526,141
Total liabilities and stockholders’ equity	$13,864,251	$13,786,666

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Interest, fee and dividend income
Interest and fees on loans	$138,052	$133,146
Securities available for sale	10,262	7,124
Securities held to maturity	4,914	5,303
Other	1,176	1,364
Total interest, fee and dividend income	$154,404	$146,937
Interest expense
Deposits	$42,588	$44,339
Short-term borrowings	866	3,421
Long-term debt	266	290
Subordinated debt	1,822	1,800
Junior subordinated debt	1,639	1,913
Total interest expense	$47,181	$51,763
Net interest income	$107,223	$95,174
Provision for loan losses	7,554	5,579
Net interest income after provision for loan losses	$99,669	$89,595
Noninterest income
Service charges on deposit accounts	$4,243	$4,117
Card services income	5,317	5,195
Retirement plan administration fees	15,858	14,287
Wealth management	10,946	9,697
Insurance services	4,761	4,388
Bank owned life insurance income	3,397	2,352
Net securities (losses) gains	(104)	2,183
Other	3,034	3,173
Total noninterest income	$47,452	$45,392
Noninterest expense
Salaries and employee benefits	$60,694	$55,704
Technology and data services	10,238	9,750
Occupancy	9,027	8,098
Professional fees and outside services	4,952	4,853
Office supplies and postage	1,942	1,865
FDIC assessment	1,694	1,735
Advertising	1,138	812
Amortization of intangible assets	2,111	2,168
Loan collection and other real estate owned, net	659	553
Acquisition expenses	1,221	-
Other	6,224	6,235
Total noninterest expense	$99,900	$91,773
Income before income tax expense	$47,221	$43,214
Income tax expense	10,476	9,391
Net income	$36,745	$33,823
Earnings per share
Basic	$0.78	$0.72
Diluted	$0.77	$0.71

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
	Three Months Ended March 31,
(In thousands)	2025	2024
Net income	$36,745	$33,823
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$26,648	$(5,292)
Tax effect	(6,662)	1,323
Unrealized net holding gains (losses) arising during the period, net	$19,986	$(3,969)

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$75	$96
Tax effect	(19)	(24)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$56	$72

Total securities available for sale, net	$20,042	$(3,897)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$324	$452
Tax effect	(81)	(113)
Amortization of prior service cost and actuarial losses, net	$243	$339

Total pension and other benefits, net	$243	$339

Total other comprehensive income (loss)	$20,285	$(3,558)
Comprehensive income	$57,030	$30,265

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2024	$540	$742,810	$1,100,209	$(142,098)	$(175,320)	$1,526,141
Net income	-	-	36,745	-	-	36,745
Cash dividends - $0.34 per share	-	-	(16,067)	-	-	(16,067)
Net issuance of 60,889 shares to employee and other stock plans	-	(4,119)	-	-	616	(3,503)
Stock-based compensation	-	2,174	-	-	-	2,174
Other comprehensive income	-	-	-	20,285	-	20,285
Balance at March 31, 2025	$540	$740,865	$1,120,887	$(121,813)	$(174,704)	$1,565,775

Balance at December 31, 2023	$540	$740,943	$1,021,831	$(160,934)	$(176,689)	$1,425,691
Net income	-	-	33,823	-	-	33,823
Cash dividends - $0.32 per share	-	-	(15,091)	-	-	(15,091)
Purchase of 1,900 treasury shares	-	-	-	-	(63)	(63)
Net issuance of 47,016 shares to employee and other stock plans	-	(2,435)	-	-	764	(1,671)
Stock-based compensation	-	2,284	-	-	-	2,284
Other comprehensive (loss)	-	-	-	(3,558)	-	(3,558)
Balance at March 31, 2024	$540	$740,792	$1,040,563	$(164,492)	$(175,988)	$1,441,415

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Three Months Ended March 31,
(In thousands)	2025	2024
Operating activities
Net income	$36,745	$33,823
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,554	5,579
Depreciation and amortization of premises and equipment	2,958	2,855
Net amortization on securities	552	657
Amortization of intangible assets	2,111	2,168
Amortization of operating lease right-of-use assets	1,957	1,867
Excess tax benefit on stock-based compensation	(384)	(116)
Stock-based compensation expense	2,174	2,284
Bank owned life insurance income	(3,397)	(2,352)
Amortization of subordinated debt issuance costs	109	109
Proceeds from sale of loans held for sale	83,400	27,075
Originations of loans held for sale	(87,851)	(26,662)
Net gain on sale of loans held for sale	(141)	(40)
Net securities losses (gains)	104	(2,183)
Net change in other assets and other liabilities	(3,886)	(8,319)
Net cash provided by operating activities	$42,005	$36,745
Investing activities
Net cash used in acquisitions	$(1,550)	$(743)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	36,025	26,542
Proceeds from sales	-	2,284
Purchases	(139,534)	(19,676)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	24,713	21,143
Purchases	(18,958)	(7,071)
Equity securities:
Purchases	-	(7)
Other:
Net increase in loans	(16,329)	(42,308)
Proceeds from Federal Home Loan Bank stock redemption	13,816	26,465
Purchases of Federal Home Loan Bank stock	(11,976)	(17,940)
Proceeds from settlement of bank owned life insurance	4,331	608
Purchases of premises and equipment, net	(3,701)	(2,425)
Net cash used in investing activities	$(113,163)	$(13,128)
Financing activities
Net increase in deposits	$161,750	$226,295
Net decrease in short-term borrowings	(77,345)	(119,517)
Repayments of long-term debt	(25,039)	(37)
Cash paid by employer for tax-withholding on stock issuance	(2,114)	(1,301)
Purchase of treasury stock	-	(63)
Cash dividends	(16,067)	(15,091)
Net cash provided by financing activities	$41,185	$90,286
Net (decrease) increase in cash and cash equivalents	$(29,973)	$113,903
Cash and cash equivalents at beginning of period	284,056	205,189
Cash and cash equivalents at end of period	$254,083	$319,092

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)
	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$49,543	$55,313
Income taxes paid, net of refunds	1,800	3,500
Noncash investing activities:
Loans transferred to other real estate owned	$126	$-
Acquisitions:
Fair value of assets acquired	$-	$693

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2025

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly-owned subsidiaries mentioned above. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the instructions for the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure. Refer to Note 16 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q for the subsequent event related to the Evans Bancorp, Inc. merger.

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

Accounting Standards Issued Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, in response to requests from investors, lenders, creditors and other allocators of capital for enhanced income tax disclosures to support capital allocation decisions. The ASU requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how the Company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. The ASU 2023-09 improves the transparency of income tax disclosures. The amendments in this ASU are effective for the Company for annual periods beginning after December 15, 2024, and should be applied on a prospective basis. Retrospective application and early adoption are permitted. Aside from complying with the new disclosure requirements, the adoption is not expected to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that addresses longstanding investor requests for more information regarding expenses included in the expense captions presented on the face of the income statement. The ASU will require a tabular disclosure that disaggregates certain income statement expenses including employee compensation, depreciation and intangible asset amortization. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which revises the effective date of ASU 2024-03. The ASU will become effective in the annual reporting periods beginning after December 15, 2026, and early adoption is permitted. Aside from complying with the new disclosure requirements, the adoption is not expected to have a material impact on the consolidated financial statements.

4.	Acquisitions

Subsequent Period Acquisition of Evans Bancorp, Inc. (Unaudited)

On May 2, 2025, the Company completed the acquisition of Evans Bancorp, Inc. (“Evans”) through the merger of Evans with and into the Company, with the Company surviving the merger, with total consideration of approximately $222 million in stock. Evans, with assets of approximately $2.19 billion at December 31, 2024, was headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, National Association, was a federally-chartered national banking association operating 18 banking locations in Western New York. The acquisition of Evans is being accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting. Due to the close proximity of the acquisition date and the Company’s filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2025, the initial accounting for the business combination is incomplete. Accordingly, the Company is unable to disclose the preliminary allocation of consideration or other information required by ASC 805 at this time. The Company will include relevant disclosures as required in the second quarter of 2025.

The Company incurred acquisition expenses related to the Merger of $1.2 million for the three months ended March 31, 2025.

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

The operating results of the acquired companies are included in the consolidated results after the date of acquisition.

5.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of available for sale (“AFS”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2025
U.S. treasury	$108,965	$52	$(4,790)	$104,227
Federal agency	248,339	-	(24,910)	223,429
State & municipal	95,257	-	(6,555)	88,702
Mortgage-backed:
Government-sponsored enterprises	449,327	338	(34,432)	415,233
U.S. government agency securities	92,529	207	(4,892)	87,844
Collateralized mortgage obligations:
Government-sponsored enterprises	603,719	821	(36,555)	567,985
U.S. government agency securities	196,036	82	(24,645)	171,473
Corporate	48,492	-	(2,708)	45,784
Total AFS securities	$1,842,664	$1,500	$(139,487)	$1,704,677
As of December 31, 2024
U.S. treasury	$108,838	$59	$(6,107)	$102,790
Federal agency	248,348	-	(29,831)	218,517
State & municipal	95,457	-	(7,967)	87,490
Mortgage-backed:
Government-sponsored enterprises	435,825	2	(41,528)	394,299
U.S. government agency securities	76,528	9	(6,471)	70,066
Collateralized mortgage obligations:
Government-sponsored enterprises	546,685	142	(42,831)	503,996
U.S. government agency securities	179,136	39	(26,683)	152,492
Corporate	48,482	-	(3,468)	45,014
Total AFS securities	$1,739,299	$251	$(164,886)	$1,574,664

There was no allowance for credit losses on AFS securities as of March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2025, there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings. During the three months ended March 31, 2024, the Company sold an AFS corporate debt security from a subordinated debt investment issued by a financial institution that failed and was previously written-off and recognized a gain of $2.3 million into earnings in net securities (losses) gains in the unaudited interim consolidated statements of income.

The amortized cost, estimated fair value and unrealized gains (losses) of held to maturity (“HTM”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2025
Federal agency	$100,000	$-	$(14,304)	$85,696
Mortgage-backed:
Government-sponsored enterprises	204,020	-	(29,009)	175,011
U.S. government agency securities	14,111	1	(173)	13,939
Collateralized mortgage obligations:
Government-sponsored enterprises	163,514	57	(9,610)	153,961
U.S. government agency securities	60,229	-	(10,327)	49,902
State & municipal	294,959	2	(17,066)	277,895
Total HTM securities	$836,833	$60	$(80,489)	$756,404
As of December 31, 2024
Federal agency	$100,000	$-	$(16,656)	$83,344
Mortgage-backed:
Government-sponsored enterprises	208,579	-	(34,349)	174,230
U.S. government agency securities	15,611	1	(516)	15,096
Collateralized mortgage obligations:
Government-sponsored enterprises	168,018	-	(11,554)	156,464
U.S. government agency securities	60,906	-	(11,245)	49,661
State & municipal	289,807	41	(18,698)	271,150
Total HTM securities	$842,921	$42	$(93,018)	$749,945

At March 31, 2025 and December 31, 2024, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities.

The Company recorded no gains from calls on HTM securities for the three months ended March 31, 2025 and 2024.

AFS and HTM securities with amortized costs totaling $1.77 billion at March 31, 2025 and $1.60 billion at December 31, 2024, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at March 31, 2025 and December 31, 2024, AFS and HTM securities with an amortized cost of $223.0 million and $234.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to gains and (losses) on equity securities:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net losses recognized on equity securities	$(104)	$(101)
Less: Net losses recognized on equity securities sold during the period	-	-
Unrealized losses recognized on equity securities still held	$(104)	$(101)

As of March 31, 2025 and December 31, 2024, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of credit concern as of March 31, 2025 and 2024. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the three months ended March 31, 2025 and 2024.

The following table sets forth information with regard to contractual maturities of debt securities at March 31, 2025:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$84,171	$82,763
From one to five years	633,838	590,105
From five to ten years	246,641	230,740
After ten years	878,014	801,069
Total AFS debt securities	$1,842,664	$1,704,677
HTM debt securities:
Within one year	$101,944	$101,895
From one to five years	164,050	156,038
From five to ten years	193,621	171,658
After ten years	377,218	326,813
Total HTM debt securities	$836,833	$756,404

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2025 and December 31, 2024.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of March 31, 2025
AFS securities:
U.S. treasury	$-	$-	-	$94,177	$(4,790)	5	$94,177	$(4,790)	5
Federal agency	-	-	-	223,429	(24,910)	16	223,429	(24,910)	16
State & municipal	759	(3)	1	87,943	(6,552)	66	88,702	(6,555)	67
Mortgage-backed	60,880	(455)	10	358,323	(38,869)	148	419,203	(39,324)	158
Collateralized mortgage obligations	104,059	(490)	12	476,660	(60,710)	114	580,719	(61,200)	126
Corporate	-	-	-	45,784	(2,708)	15	45,784	(2,708)	15
Total securities with unrealized losses	$165,698	$(948)	23	$1,286,316	$(138,539)	364	$1,452,014	$(139,487)	387
HTM securities:
Federal agency	$-	$-	-	$85,696	$(14,304)	4	$85,696	$(14,304)	4
Mortgage-backed	-	-	-	188,902	(29,182)	34	188,902	(29,182)	34
Collateralized mortgage obligation	-	-	-	196,888	(19,937)	52	196,888	(19,937)	52
State & municipal	11,651	(130)	14	161,569	(16,936)	176	173,220	(17,066)	190
Total securities with unrealized losses	$11,651	$(130)	14	$633,055	$(80,359)	266	$644,706	$(80,489)	280
As of December 31, 2024
AFS securities:
U.S. treasury	$-	$-	-	$92,737	$(6,107)	5	$92,737	$(6,107)	5
Federal agency	-	-	-	218,517	(29,831)	16	218,517	(29,831)	16
State & municipal	759	(4)	1	86,731	(7,963)	66	87,490	(7,967)	67
Mortgage-backed	95,153	(1,374)	16	368,589	(46,625)	152	463,742	(47,999)	168
Collateralized mortgage obligations	98,494	(1,128)	14	480,891	(68,386)	116	579,385	(69,514)	130
Corporate	1,478	(9)	1	43,536	(3,459)	14	45,014	(3,468)	15
Total securities with unrealized losses	$195,884	$(2,515)	32	$1,291,001	$(162,371)	369	$1,486,885	$(164,886)	401
HTM securities:
Federal agency	$-	$-	-	$83,344	$(16,656)	4	$83,344	$(16,656)	4
Mortgage-backed	-	-	-	189,271	(34,865)	34	189,271	(34,865)	34
Collateralized mortgage obligations	7,147	(7)	1	198,978	(22,792)	52	206,125	(22,799)	53
State & municipal	9,458	(107)	12	168,945	(18,591)	186	178,403	(18,698)	198
Total securities with unrealized losses	$16,605	$(114)	13	$640,538	$(92,904)	276	$657,143	$(93,018)	289

The Company does not believe the AFS securities that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, which consisted of 387 and 401 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of March 31, 2025 and December 31, 2024, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $4.5 million and $4.4 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of March 31, 2025 and December 31, 2024. There was no accrued interest reversed against interest income for the three months ended March 31, 2025 or the year ended December 31, 2024 as all securities remained in accrual status. In addition, there were no collateral-dependent HTM debt securities as of March 31, 2025 and December 31, 2024. There was no allowance for credit losses on HTM securities as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, 65% and 66%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises with bond ratings of A to AAA. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2025 and December 31, 2024. The remaining HTM debt securities at March 31, 2025 and December 31, 2024 were comprised of state and municipal obligations with bond ratings of A to AAA excluding the $99.4 million of local municipal bonds which are not rated. Based on the Company’s current expected credit losses (“CECL”) methodology, the expected credit loss on the HTM municipal bond portfolio was deemed immaterial, therefore no allowance for credit loss was recorded as of March 31, 2025 and December 31, 2024. AIR on HTM debt securities totaled $4.8 million at March 31, 2025 and $4.4 million at December 31, 2024 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.
6.	Loans

A summary of loans, net of deferred fees and origination costs, by category(1) is as follows:

(In thousands)	March 31, 2025	December 31, 2024
Commercial & industrial	$1,436,990	$1,426,482
Commercial real estate	3,890,115	3,876,698
Residential real estate	2,127,588	2,142,249
Home equity	331,400	334,268
Indirect auto	1,309,084	1,273,253
Residential solar	800,090	820,079
Other consumer	85,000	96,881
Total loans	$9,980,267	$9,969,910

(1)	Loans are summarized by business line which does not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Included in the above loans are net deferred loan origination (fees) costs totaling $(57.8) million and $(64.7) million at March 31, 2025 and December 31, 2024, respectively.
7.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $117.0 million at March 31, 2025, compared to $116.0 million at December 31, 2024. The allowance for credit losses as a percentage of loans was 1.17% at March 31, 2025, compared to 1.16% at December 31, 2024.
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

The quantitative model as of March 31, 2025 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At March 31, 2025, the weightings were 75% and 25% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected an economic environment where the unemployment rate increases from 4.1% to 4.4% during the forecast period. Northeast Gross Domestic Product (“GDP’s”) annualized growth (on a quarterly basis) is expected to start the second quarter of 2025 at approximately 5% and decrease to 3.9% before increasing to 4.1% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with two 25 basis point cuts at the September and December meetings, the economy remaining at full employment and continued tapering of the Federal Reserve balance sheet. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, national unemployment rises from 4.1% in the first quarter of 2025 to a peak of 7.6% in the second quarter of 2026. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2025. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

During the quarter, the Company performed an annual update to its econometric, probability of default (“PD”)/ loss given default (“LGD”) models. Segment specific, multi-variate regression model inputs and assumptions were updated and recent period observed losses and behavior were incorporated into the models (“model refreshment”). The incorporation of recent observations did not have a material impact on most loan class segments except for the Auto class segment which resulted in an improvement in PD/LGD outcomes. The total allowance decreased by approximately 3% as of March 31, 2025 due to the model refreshment.
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

There were no loans purchased with credit deterioration during the three months ended March 31, 2025 and the year ended December 31, 2024. During the three months ended March 31, 2025, the Company purchased $1.3 million of residential loans at a 6.6% premium with a $13 thousand allowance for credit losses recorded for these loans. During 2024, the Company purchased $3.0 million of residential loans at a 7.0% premium with a $31 thousand allowance for credit losses recorded for these loans.

The Company made a policy election to report AIR in the other assets line item on the consolidated balance sheets. AIR on loans totaled $34.8 million at March 31, 2025 and December 31, 2024 and with no estimated allowance for credit losses related to AIR as of March 31, 2025 and December 31, 2024 as it is excluded from amortized cost.

The following tables present the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2024	$45,453	$43,987	$26,560	$116,000
Charge-offs	(2,222)	(5,876)	(57)	(8,155)
Recoveries	107	1,406	88	1,601
Provision	5,392	2,179	(17)	7,554
Ending Balance as of March 31, 2025	$48,730	$41,696	$26,574	$117,000

Balance as of December 31, 2023	$45,903	$46,427	$22,070	$114,400
Charge-offs	(985)	(5,581)	(114)	(6,680)
Recoveries	198	1,651	152	2,001
Provision	(644)	4,922	1,301	5,579
Ending Balance as of March 31, 2024	$44,472	$47,419	$23,409	$115,300

The allowance for credit losses as of March 31, 2025 increased compared to the allowance estimates as of December 31, 2024 and March 31, 2024 primarily due to the deterioration in the economic forecast including the change in the forecast scenario and the change in forecast scenario weightings from 80% baseline and 20% downside to 75% baseline and 25% downside. The increases to the allowance for credit losses were partially offset by model refreshment and the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status.

Individually Evaluated Loans

The threshold for evaluating classified, Commercial & Industrial (“C&I”) and Commercial Real Estate (“CRE”) loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. As of March 31, 2025, three relationships were identified for individual credit loss evaluation which had an amortized cost basis of $26.7 million. These relationships were in nonaccrual status with no allowance for credit loss. As of December 31, 2024, the same three relationships were identified for individual credit loss evaluation, had an amortized cost basis of $28.8 million and were in nonaccrual status with no allowance for credit loss.

The decrease in the amortized cost basis on an individual relationship basis from December 31, 2024 to March 31, 2025 was primarily due to a partial charge-off of $2.1 million on one of the relationships to the estimated fair value that resulted from a new appraisal received in the first quarter of 2025.
The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of March 31, 2025
Commercial loans:
C&I	$1,015	$145	$-	$1,160	$2,261	$1,434,275	$1,437,696
CRE	4,194	322	690	5,206	28,325	3,670,612	3,704,143
Total commercial loans	$5,209	$467	$690	$6,366	$30,586	$5,104,887	$5,141,839
Consumer loans:
Auto	$9,863	$1,778	$972	$12,613	$1,925	$1,267,358	$1,281,896
Residential solar	3,780	1,735	553	6,068	127	793,895	800,090
Other consumer	1,425	683	381	2,489	218	97,594	100,301
Total consumer loans	$15,068	$4,196	$1,906	$21,170	$2,270	$2,158,847	$2,182,287
Residential	$3,733	$562	$266	$4,561	$11,973	$2,639,607	$2,656,141
Total loans	$24,010	$5,225	$2,862	$32,097	$44,829	$9,903,341	$9,980,267

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2024
Commercial loans:
C&I	$398	$452	$-	$850	$2,116	$1,427,247	$1,430,213
CRE	698	191	-	889	30,028	3,665,223	3,696,140
Total commercial loans	$1,096	$643	$-	$1,739	$32,144	$5,092,470	$5,126,353
Consumer loans:
Auto	$11,527	$2,047	$900	$14,474	$2,054	$1,228,378	$1,244,906
Residential solar	4,066	1,991	1,599	7,656	212	812,211	820,079
Other consumer	1,552	985	888	3,425	263	105,529	109,217
Total consumer loans	$17,145	$5,023	$3,387	$25,555	$2,529	$2,146,118	$2,174,202
Residential	$3,360	$467	$2,411	$6,238	$11,146	$2,651,971	$2,669,355
Total loans	$21,601	$6,133	$5,798	$33,532	$45,819	$9,890,559	$9,969,910

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

The following tables illustrate the Company’s credit quality by loan class by vintage and includes gross charge-offs by loan class by vintage. Included in other consumer gross charge-offs for the three months ended March 31, 2025, the Company recorded $0.3 million in overdrawn deposit accounts reported as 2024 originations. Included in other consumer gross charge-offs for the year ended December 31, 2024, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2023 originations and $0.7 million in overdrawn deposit accounts reported as 2024 originations.

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2025
C&I
By internally assigned grade:
Pass	$55,246	$231,494	$153,167	$167,191	$163,502	$203,561	$393,135	$4,780	$1,372,076
Special mention	-	966	916	4,094	148	5,448	13,499	-	25,071
Substandard	330	4,247	4,032	3,354	1,359	4,217	22,572	358	40,469
Doubtful	-	-	67	2	9	2	-	-	80
Total C&I	$55,576	$236,707	$158,182	$174,641	$165,018	$213,228	$429,206	$5,138	$1,437,696
Current-period gross charge-offs	$-	$-	$(45)	$(5)	$-	$(72)	$-	$-	$(122)
CRE
By internally assigned grade:
Pass	$67,722	$402,959	$365,237	$550,145	$515,537	$1,273,081	$293,804	$40,029	$3,508,514
Special mention	-	3,632	9,924	26,372	7,485	34,190	1,897	-	83,500
Substandard	657	2,671	6,051	19,130	18,007	63,798	1,519	296	112,129
Total CRE	$68,379	$409,262	$381,212	$595,647	$541,029	$1,371,069	$297,220	$40,325	$3,704,143
Current-period gross charge-offs	$-	$-	$-	$-	$-	$(2,100)	$-	$-	$(2,100)
Auto
By payment activity:
Performing	$176,401	$503,155	$290,000	$209,548	$75,676	$24,219	$-	$-	$1,278,999
Nonperforming	57	898	830	621	360	131	-	-	2,897
Total auto	$176,458	$504,053	$290,830	$210,169	$76,036	$24,350	$-	$-	$1,281,896
Current-period gross charge-offs	$-	$(311)	$(391)	$(540)	$(273)	$(89)	$-	$-	$(1,604)
Residential solar
By payment activity:
Performing	$2,802	$2,435	$117,592	$390,848	$163,034	$122,699	$-	$-	$799,410
Nonperforming	-	-	68	392	150	70	-	-	680
Total residential solar	$2,802	$2,435	$117,660	$391,240	$163,184	$122,769	$-	$-	$800,090
Current-period gross charge-offs	$-	$-	$(245)	$(1,481)	$(481)	$(347)	$-	$-	$(2,554)
Other consumer
By payment activity:
Performing	$5,761	$12,078	$5,837	$9,212	$22,565	$22,409	$21,819	$21	$99,702
Nonperforming	-	22	20	102	169	265	7	14	599
Total other consumer	$5,761	$12,100	$5,857	$9,314	$22,734	$22,674	$21,826	$35	$100,301
Current-period gross charge-offs	$-	$(307)	$-	$(376)	$(612)	$(423)	$-	$-	$(1,718)
Residential
By payment activity:
Performing	$28,955	$189,982	$227,910	$363,471	$414,318	$1,141,607	$265,605	$12,054	$2,643,902
Nonperforming	-	606	764	539	2,237	7,699	-	394	12,239
Total residential	$28,955	$190,588	$228,674	$364,010	$416,555	$1,149,306	$265,605	$12,448	$2,656,141
Current-period gross charge-offs	$-	$(16)	$(41)	$-	$-	$-	$-	$-	$(57)
Total loans	$337,931	$1,355,145	$1,182,415	$1,745,021	$1,384,556	$2,903,396	$1,013,857	$57,946	$9,980,267
Current-period gross charge-offs	$-	$(634)	$(722)	$(2,402)	$(1,366)	$(3,031)	$-	$-	$(8,155)

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
C&I
By internally assigned grade:
Pass	$255,824	$166,780	$180,095	$177,839	$118,826	$101,755	$349,443	$3,588	$1,354,150
Special mention	272	3,265	3,461	1,639	307	1,008	22,582	4,374	36,908
Substandard	2,419	3,895	2,183	1,555	173	3,878	23,231	1,751	39,085
Doubtful	-	67	2	1	-	-	-	-	70
Total C&I	$258,515	$174,007	$185,741	$181,034	$119,306	$106,641	$395,256	$9,713	$1,430,213
Current-period gross charge-offs	$-	$(99)	$(1,063)	$(162)	$-	$(1,352)	$-	$-	$(2,676)
CRE
By internally assigned grade:
Pass	$414,835	$352,834	$550,682	$514,134	$414,737	$912,693	$314,574	$45,940	$3,520,429
Special mention	2,573	14,406	23,747	7,440	4,310	16,888	2,044	1,222	72,630
Substandard	-	1,743	19,182	18,111	2,362	61,029	654	-	103,081
Total CRE	$417,408	$368,983	$593,611	$539,685	$421,409	$990,610	$317,272	$47,162	$3,696,140
Current-period gross charge-offs	$-	$-	$-	$(2,366)	$-	$-	$-	$-	$(2,366)
Auto
By payment activity:
Performing	$557,817	$321,545	$238,232	$90,143	$19,931	$14,284	$-	$-	$1,241,952
Nonperforming	594	983	710	459	107	101	-	-	2,954
Total auto	$558,411	$322,528	$238,942	$90,602	$20,038	$14,385	$-	$-	$1,244,906
Current-period gross charge-offs	$(141)	$(1,478)	$(1,610)	$(837)	$(116)	$(347)	$-	$-	$(4,529)
Residential solar
By payment activity:
Performing	$4,381	$121,755	$398,030	$166,018	$56,612	$71,472	$-	$-	$818,268
Nonperforming	-	213	869	488	80	161	-	-	1,811
Total residential solar	$4,381	$121,968	$398,899	$166,506	$56,692	$71,633	$-	$-	$820,079
Current-period gross charge-offs	$-	$(530)	$(4,441)	$(716)	$(201)	$(694)	$-	$-	$(6,582)
Other consumer
By payment activity:
Performing	$16,426	$6,685	$11,792	$27,045	$10,718	$15,881	$19,507	$12	$108,066
Nonperforming	12	43	207	433	209	202	15	30	1,151
Total other consumer	$16,438	$6,728	$11,999	$27,478	$10,927	$16,083	$19,522	$42	$109,217
Current-period gross charge-offs	$(735)	$(330)	$(2,080)	$(4,271)	$(1,036)	$(912)	$-	$-	$(9,364)
Residential
By payment activity:
Performing	$188,657	$222,593	$369,473	$419,053	$246,867	$924,869	$265,351	$18,935	$2,655,798
Nonperforming	580	765	766	2,507	160	8,779	-	-	13,557
Total residential	$189,237	$223,358	$370,239	$421,560	$247,027	$933,648	$265,351	$18,935	$2,669,355
Current-period gross charge-offs	$-	$(34)	$-	$-	$-	$(177)	$-	$-	$(211)
Total loans	$1,444,390	$1,217,572	$1,799,431	$1,426,865	$875,399	$2,133,000	$997,401	$75,852	$9,969,910
Current-period gross charge-offs	$(876)	$(2,471)	$(9,194)	$(8,352)	$(1,353)	$(3,482)	$-	$-	$(25,728)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on unfunded commitments totaled $4.5 million as of March 31, 2025, compared to $4.4 million as of December 31, 2024. The reserve for unfunded loan commitments was $0.1 million for the three months ended March 31, 2025, compared to $(0.5) million for the three months ended March 31, 2024 was recorded within other noninterest expense in the unaudited interim consolidated statements of income.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended March 31, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables
Residential	$789	0.030%
Total	$789

	Three Months Ended March 31, 2024
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables
Residential	$294	0.011%
Total	$294

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulties:

Three Months Ended March 31, 2025
Loan Type	Term Extension
Residential	Added a weighted-average 5.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Three Months Ended March 31, 2024
Loan Type	Term Extension
Residential	Added a weighted-average 7.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.

During the three months ended March 31, 2025, there were $59 thousand in Residential financing receivables with term extension modifications that had payment defaults during the period, that were modified to borrowers experiencing financial difficulty in the twelve months prior to the default. There were no financing receivables that had payment defaults during the three months ended March 31, 2024, that were modified to borrowers experiencing financial difficulty in the prior twelve months.
The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of March 31, 2025
Residential	$1,891	$59	$-	$-
Total	$1,891	$59	$-	$-

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of March 31, 2024
Residential	$863	$-	$-	$29
Total	$863	$-	$-	$29

8.	Short-Term Borrowings

In addition to the liquidity provided by balance sheet cash flows, liquidity must also be supplemented with additional sources such as credit lines from correspondent banks as well as borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements and brokered certificate of deposit accounts.

Information related to short-term borrowings is summarized as follows:

(In thousands)	March 31, 2025	December 31, 2024
Securities sold under repurchase agreements	$85,597	$146,942
Other short-term borrowings	-	16,000
Total short-term borrowings	$85,597	$162,942

See Note 5 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

9.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at March 31, 2025. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the Pension Benefits and Other Benefits plans during the three months ended March 31, 2025 and 2024.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Components of net periodic cost (benefit):
Service cost	$671	$514	$1	$1
Interest cost	1,068	1,005	59	55
Expected return on plan assets	(2,045)	(1,983)	-	-
Net amortization	325	453	(1)	(1)
Total net periodic cost (benefit)	$19	$(11)	$59	$55

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Basic EPS:
Weighted average common shares outstanding	47,244	47,148
Net income available to common stockholders	$36,745	$33,823
Basic EPS	$0.78	$0.72
Diluted EPS:
Weighted average common shares outstanding	47,244	47,148
Dilutive effect of common stock options and restricted stock	233	222
Weighted average common shares and common share equivalents	47,477	47,370
Net income available to common stockholders	$36,745	$33,823
Diluted EPS	$0.77	$0.71

There was a nominal number of weighted average stock options outstanding for the three months ended March 31, 2025 and March 31, 2024, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

11.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
AFS securities:
Amortization of unrealized gains related to securities transfer	$75	$96	Interest income
Tax effect	$(19)	$(24)	Income tax (benefit)
Net of tax	$56	$72
Pension and other benefits:
Amortization of net losses	$321	$454	Other noninterest expense
Amortization of prior service costs	3	(2)	Other noninterest expense
Tax effect	$(81)	$(113)	Income tax (benefit)
Net of tax	$243	$339
Total reclassifications, net of tax	$299	$411

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

As of March 31, 2025 and December 31, 2024, the Company had twenty one and twenty risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of March 31, 2025
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,401,787	Other assets	$86,930	$1,401,787	Other liabilities	$86,823
Risk participation agreements	98,600	Other assets	88	13,071	Other liabilities	3
Total derivatives not designated as hedging instruments			$87,018			$86,826
Netting adjustments(1)			19,734			(84)
Net derivatives in the balance sheet			$67,284			$86,910
Derivatives not offset on the balance sheet			$5,322			$5,322
Cash collateral(2)			-			-
Net derivative amounts			$61,962			$81,588
As of December 31, 2024
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,374,800	Other assets	$104,377	$1,374,800	Other liabilities	$104,371
Risk participation agreements	90,725	Other assets	62	18,811	Other liabilities	2
Total derivatives not designated as hedging instruments			$104,439			$104,373
Netting adjustments(1)			23,592			(26)
Net derivatives in the balance sheet			$80,847			$104,399
Derivatives not offset on the balance sheet			$1,792			$1,792
Cash collateral(2)			-			-
Net derivative amounts			$79,055			$102,607

(1) Netting adjustments represent the amounts recorded to convert derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance on the settle to market rules for cleared derivatives. The CME legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral.

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

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended March 31,
(In thousands)	2025	2024
Derivatives not designated as hedging instruments:
Increase in other income	$21	$75

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations or quotes from alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid agency securities, less liquid listed equities, state, municipal and provincial obligations and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy. Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). Other investment securities are reported at fair value utilizing Level 1 and Level 2 inputs. The prices for Level 2 instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the methodologies used by its third-party providers in pricing the securities.

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	March 31, 2025
Assets:
AFS securities:
U.S. treasury	$104,227	$-	$-	$104,227
Federal agency	-	223,429	-	223,429
State & municipal	-	88,702	-	88,702
Mortgage-backed	-	503,077	-	503,077
Collateralized mortgage obligations	-	739,458	-	739,458
Corporate	-	45,784	-	45,784
Total AFS securities	$104,227	$1,600,450	$-	$1,704,677
Equity securities	40,561	1,000	-	41,561
Derivatives	-	67,284	-	67,284
Total	$144,788	$1,668,734	$-	$1,813,522
Liabilities:
Derivatives	$-	$86,910	$-	$86,910
Total	$-	$86,910	$-	$86,910

(In thousands)	Level 1	Level 2	Level 3	December 31, 2024
Assets:
AFS securities:
U.S. treasury	$102,790	$-	$-	$102,790
Federal agency	-	218,517	-	218,517
State & municipal	-	87,490	-	87,490
Mortgage-backed	-	464,365	-	464,365
Collateralized mortgage obligations	-	656,488	-	656,488
Corporate	-	45,014	-	45,014
Total AFS securities	$102,790	$1,471,874	$-	$1,574,664
Equity securities	41,372	1,000	-	42,372
Derivatives	-	80,847	-	80,847
Total	$144,162	$1,553,721	$-	$1,697,883
Liabilities:
Derivatives	$-	$104,399	$-	$104,399
Total	$-	$104,399	$-	$104,399

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. Loans with fair value of $26.7 million as of March 31, 2025 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. Loans with fair value of $28.8 million as of December 31, 2024 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		March 31, 2025		December 31, 2024
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$836,833	$756,404	$842,921	$749,945
Net loans	3	9,876,895	9,567,818	9,863,654	9,458,786
Financial liabilities:
Time deposits	2	$1,450,746	$1,440,657	$1,442,505	$1,431,942
Long-term debt	2	4,605	4,444	29,644	29,439
Subordinated debt	1	121,669	118,994	121,401	118,693
Junior subordinated debt	2	101,196	104,031	101,196	105,763

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $2.79 billion at March 31, 2025 and $2.84 billion at December 31, 2024.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $56.2 million at March 31, 2025 and $50.8 million at December 31, 2024. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s standby letters of credit was not significant.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

15.	Segment Reporting

Historically, the Company has operated as a single reportable segment, providing a full range of banking services to retail and commercial customers. However, in accordance with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and as the Bank has grown, management reassessed its operating segment structure to enhance transparency in how financial performance is evaluated and resources are allocated by the chief operating decision maker (“CODM”). The updated guidance enhances disclosures by requiring more detailed information on segment profitability and certain key performance metrics used by management. Segments are components of an enterprise that are regularly evaluated by the CODM to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer.

As a result of this reassessment, beginning with the fiscal year ended December 31, 2024, the Company has determined that it now operates through two reportable segments:

Banking – Provides commercial banking, retail banking, and wealth management services primarily to customers in its market area, offering a broad array of banking and financial services to retail, commercial, and municipal customers. Included in Banking are the revenue and expenses from the wealth management business and the parent holding company. The parent company’s principal activities include the direct and indirect ownership of banking and non-banking subsidiaries, as well as the issuance of debt and equity. The parent company’s principal sources of revenue are the management fees and dividends it receives from its subsidiaries. Banking also includes corporate shared service costs such as the majority of equity compensation expense, as well as other general and administrative shared services costs including pension, retirement plan and supplemental retirement plan costs. Currently there is no allocation of these costs to other operating segments.

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

For the three months ended March 31, 2024, the Company only disclosed one reportable segment, as operations were assessed on a consolidated basis. Accordingly, prior year segment data has been retrospectively adjusted to conform to the current period presentation. The Company will continue to evaluate its segment disclosures in accordance with ASU 2023-07 and make necessary adjustments as business operations evolve.

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	Three Months Ended March 31, 2025
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$107,205	$18	$-	$107,223
Provision for loan losses	7,554	-	-	7,554
Net interest income after provision for loan losses	$99,651	$18	$-	$99,669
Noninterest income
Service charges on deposit accounts	$4,243	$-	$-	$4,243
Card services income	5,317	-	-	5,317
Retirement plan administration fees	-	16,256	(398)	15,858
Wealth management	10,337	598	11	10,946
Insurance services	-	-	4,761	4,761
Bank owned life insurance income	3,397	-	-	3,397
Net securities (losses) gains	(104)	-	-	(104)
Other	5,613	155	(2,734)	3,034
Total noninterest income	$28,803	$17,009	$1,640	$47,452
Noninterest expense
Salaries and employee benefits	$49,548	$8,454	$2,692	$60,694
Technology and data services	9,801	270	167	10,238
Occupancy	8,692	268	67	9,027
Professional fees and outside services	4,815	504	(367)	4,952
Office supplies and postage	1,881	47	14	1,942
FDIC assessment	1,694	-	-	1,694
Advertising	1,118	19	1	1,138
Amortization of intangible assets	1,508	544	59	2,111
Loan collection and other real estate owned, net	659	-	-	659
Acquisition expenses	1,221	-	-	1,221
Other	8,540	234	(2,550)	6,224
Total noninterest expense	$89,477	$10,340	$83	$99,900
Income before income tax expense	$38,977	$6,687	$1,557	$47,221
Income tax expense	9,051	1,425	-	10,476
Net income	$29,926	$5,262	$1,557	$36,745
Goodwill	$324,250	$23,877	$14,536	$362,663
Intangible assets, net	26,045	6,989	1,215	34,249
Total assets	15,591,557	54,925	(1,782,231)	13,864,251

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Three Months Ended March 31, 2024
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$95,157	$17	$-	$95,174
Provision for loan losses	5,579	-	-	5,579
Net interest income after provision for loan losses	$89,578	$17	$-	$89,595
Noninterest income
Service charges on deposit accounts	$4,117	$-	$-	$4,117
Card services income	5,195	-	-	5,195
Retirement plan administration fees	-	14,656	(369)	14,287
Wealth management	9,187	497	13	9,697
Insurance services	1	-	4,387	4,388
Bank owned life insurance income	2,352	-	-	2,352
Net securities gains (losses)	2,183	-	-	2,183
Other	5,806	133	(2,766)	3,173
Total noninterest income	$28,841	$15,286	$1,265	$45,392
Noninterest expense
Salaries and employee benefits	$45,125	$7,893	$2,686	$55,704
Technology and data services	9,280	302	168	9,750
Occupancy	7,758	283	57	8,098
Professional fees and outside services	4,724	469	(340)	4,853
Office supplies and postage	1,758	92	15	1,865
FDIC assessment	1,735	-	-	1,735
Advertising	796	15	1	812
Amortization of intangible assets	1,682	468	18	2,168
Loan collection and other real estate owned, net	553	-	-	553
Acquisition expenses	-	-	-	-
Other	8,526	278	(2,569)	6,235
Total noninterest expense	$81,937	$9,800	$36	$91,773
Income before income tax expense	$36,482	$5,503	$1,229	$43,214
Income tax expense	8,054	1,211	126	9,391
Net income	$28,428	$4,292	$1,103	$33,823
Goodwill	$324,250	$23,224	$14,377	$361,851
Intangible assets, net	32,290	6,339	339	38,968
Total assets	15,050,010	39,221	(1,650,032)	13,439,199

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not  meet the definition of an operating segment.

16.	Subsequent Event

As noted in Note 4, on May 2, 2025, the Company completed the acquisition of Evans, with total consideration of approximately $222 million in stock. The acquisition of Evans is being accounted for as a business combination in accordance with ASC 805, using the acquisition method of accounting. Due to the close proximity of the acquisition date and the Company’s filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2025, the initial accounting for the business combination is incomplete. Accordingly, the Company is unable to disclose the preliminary allocation of consideration or other information required by ASC 805 at this time. The Company will include relevant disclosures as required in the second quarter of 2025.

NBT BANCORP INC. AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). When references to “NBT,” “we,” “our,” “us,” and “the Company” are made in this report, we mean NBT Bancorp Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, NBT Bancorp Inc. When we refer to the “Bank” in this report, we mean our only bank subsidiary, NBT Bank, National Association, and its subsidiaries. This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024 for an understanding of the following discussion and analysis. Operating results for the three month period ending March 31, 2025 are not necessarily indicative of the results of the full year ending December 31, 2025 or any future period.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions, including actual or potential stress in the banking industry, and the impact they may have on the Company and its customers, and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the FRB and international trade disputes (including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war, including international military conflicts, or terrorism; (8) the timely development and acceptance of new products and services and the perceived overall value of these products and services by users; (9) changes in consumer spending, borrowing and saving habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisition and integration of acquired businesses; (13) the possibility that NBT may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all or to successfully integrate Evans operations and those of NBT; (14) the ability to increase market share and control expenses; (15) changes in the competitive environment among financial holding companies; (16) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, and the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; (17) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the FASB and other accounting standard setters; (18) changes in the Company’s organization, compensation and benefit plans; (19) the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; (20) greater than expected costs or difficulties related to the integration of new products and lines of business; and (21) the Company’s success at managing the risks involved in the foregoing items.

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

Critical Accounting Estimates

SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. The Company follows financial accounting and reporting policies that are in accordance with GAAP. The more significant of these policies are summarized in Note 1 to the consolidated financial statements presented in our 2024 Annual Report on Form 10-K. Refer to Note 3 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards. The allowance for credit losses and unfunded commitments policies are deemed to meet the SEC’s definition of a critical accounting estimate.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of March 31, 2025, the quantitative model incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At March 31, 2025, the weightings were 75% and 25% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected an economic environment where the unemployment rate increases from 4.1% to 4.4% during the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the second quarter of 2025 at approximately 5% and decrease to 3.9% before increasing to 4.1% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with two 25 basis point cuts at the September and December meetings, the economy remaining at full employment and continued tapering of the Federal Reserve balance sheet. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, national unemployment rises from 4.1% in the first quarter of 2025 to a peak of 7.6% in the second quarter of 2026. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2025. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of March 31, 2025, the Company attributed the change in scenario weightings to the change in the allowance for credit losses, with a 10% decrease to the downside scenario and a 10% increase to the baseline scenario causing a 4% decrease in the overall estimated allowance for credit losses. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of March 31, 2025, the Company increased the downside scenario to 100% which resulted in a 30% increase in the overall estimated allowance for credit losses.

The Company’s policies on the CECL methodology for allowance for credit losses are disclosed in Note 1 to the consolidated financial statements presented in our 2024 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2024 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported. Refer to Note 3 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Evans Bancorp, Inc. Merger

On May 2, 2025, the Company completed the acquisition of Evans, through the merger of Evans with and into the Company, with the Company surviving the merger, with total consideration of approximately $222 million in stock. Evans, with assets of approximately $2.19 billion at December 31, 2024, was headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, was a federally-chartered national banking association operating 18 banking locations in Western New York. The acquisition of Evans is being accounted for as a business combination in accordance with ASC 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting. Due to the close proximity of the acquisition date and the Company’s filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2025, the initial accounting for the business combination is incomplete. Accordingly, the Company is unable to disclose the preliminary allocation of consideration or other information required by ASC 805 at this time. The Company will include relevant disclosures as required in the second quarter of 2025.

The Company incurred acquisition expenses related to the Merger of $1.2 million for the three months ended March 31, 2025.

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

Net income for the three months ended March 31, 2025 was $36.7 million, up $0.7 million from the fourth quarter of 2024 and up $2.9 million from the first quarter of 2024. Diluted earnings per share were $0.77 for the three months ended March 31, 2025, up $0.01 from the fourth quarter of 2024 and up $0.06 from the first quarter of 2024.

Operating net income(1), a non-GAAP measure, was $37.8 million, or $0.80 per diluted common share, for the three months ended March 31, 2025, compared to $0.77 per diluted common share for the fourth quarter of 2024 and $0.68 per diluted common share for the first quarter of 2024.

In the first quarter of 2024, the Company sold an AFS corporate debt security from a subordinated debt investment issued by a financial institution that failed and was previously written-off and recognized a gain of $2.3 million.

The following information should be considered in connection with the Company’s results for the three months ended March 31, 2025:

●
Net interest income for the three months ended March 31, 2025 was $107.2 million, up $1.1 million, or 1.1%, from the fourth quarter of 2024 and up $12.0 million, or 12.7%, from the first quarter of 2024.

●
The Company recorded a provision for loan losses of $7.6 million for the three months ended March 31, 2025, compared to $2.2 million in the fourth quarter of 2024 and $5.6 million in the first quarter of 2024.

●
Excluding securities gains (losses), noninterest income represented 31% of total revenues and was $47.6 million for the three months ended March 31, 2025, up $5.4 million, or 12.7%, from the fourth quarter of 2024 and up $4.3 million, or 10.1%, from the first quarter of 2024.

●	Noninterest expense, excluding acquisition expenses, was down $1.1 million, or 1.1%, from the fourth quarter of 2024 and was up $6.9 million, or 7.5%, from the first quarter of 2024.
●	Period end total loans were $9.98 billion, up $10.4 million, or 0.4% annualized, from December 31, 2024.
●	Credit quality metrics including net charge-offs to average loans were 0.27%, annualized, and allowance for loan losses to total loans was 1.17%.
●	Period end total deposits were $11.71 billion, up $161.8 million, or 1.4%, from December 31, 2024. The loan to deposit ratio was 85.2% as of March 31, 2025 and 86.3% as of December 31, 2024.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Results of Operations

The following table sets forth certain financial highlights:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Performance:
Diluted earnings per share	$0.77	$0.76	$0.71
Return on average assets(2)	1.08%	1.04%	1.02%
Return on average equity(2)	9.68%	9.44%	9.52%
Return on average tangible common equity(1)(2)	13.63%	13.36%	13.87%
Net interest margin, (FTE)(1)(2)	3.44%	3.34%	3.14%
Capital:
Equity to assets	11.29%	11.07%	10.73%
Tangible equity ratio(1)	8.68%	8.42%	7.98%
Book value per share	$33.13	$32.34	$30.57
Tangible book value per share(1)	$24.74	$23.88	$22.07
Leverage ratio	10.39%	10.24%	10.09%
Common equity tier 1 capital ratio	12.12%	11.93%	11.68%
Tier 1 capital ratio	13.02%	12.83%	12.61%
Total risk-based capital ratio	15.24%	15.03%	14.87%

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.
(2)	Annualized.

The following tables provide non-GAAP reconciliations:

	Three Months Ended
(In thousands, except per share data)	March 31, 2025	December 31, 2024	March 31, 2024
Return on average tangible common equity:
Net income	$36,745	$36,005	$33,823
Amortization of intangible assets (net of tax)	1,583	1,560	1,626
Net income, excluding intangible amortization	$38,328	$37,565	$35,449
Average stockholders’ equity	$1,538,798	$1,517,788	$1,429,602
Less: average goodwill and other intangibles	398,233	399,139	401,756
Average tangible common equity	$1,140,565	$1,118,649	$1,027,846
Return on average tangible common equity(2)	13.63%	13.36%	13.87%
Tangible equity ratio:
Stockholders’ equity	$1,565,775	$1,526,141	$1,441,415
Intangibles	396,912	399,023	400,819
Assets	$13,864,251	$13,786,666	$13,439,199
Tangible equity ratio	8.68%	8.42%	7.98%
Tangible book value per share:
Stockholders’ equity	$1,565,775	$1,526,141	$1,441,415
Intangibles	396,912	399,023	400,819
Tangible equity	$1,168,863	$1,127,118	$1,040,596
Diluted common shares outstanding	47,255	47,195	47,155
Tangible book value per share	$24.74	$23.88	$22.07
Operating net income:
Net income	$36,745	$36,005	$33,823
Acquisition expenses	1,221	988	-
Securities losses (gains)	104	(222)	(2,183)
Adjustments to net income	$1,325	$766	$(2,183)
Adjustments to net income (net of tax)	$1,020	$604	$(1,703)
Operating net income	$37,765	$36,609	$32,120
Operating diluted earnings per share	$0.80	$0.77	$0.68
FTE adjustment
Net interest income	$107,223	$106,105	$95,174
FTE adjustment	636	619	658
Net interest income (FTE)	$107,859	$106,724	$95,832
Average earnings assets	$12,701,136	$12,704,655	$12,273,657
Net interest margin (FTE)(2)	3.44%	3.34%	3.14%

(2)	Annualized.

Net Interest Income

Net interest income is the difference between the interest and dividend income earned on interest-earning assets, primarily loans and securities and the interest expense paid on interest-bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on interest-earning assets and cost of interest-bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the key determining factors in a financial institution’s performance as it is the principal source of earnings.

Net interest income was $107.2 million for the first quarter of 2025, up $1.1 million, or 1.1%, from the previous quarter. FTE NIM was 3.44% for the three months ended March 31, 2025, an increase of 10 bps from the previous quarter. Interest income decreased $3.3 million, or 2.1%, as the yield on average interest-earning assets decreased 1 bp from the prior quarter to 4.95%, while average interest-earning assets of $12.70 billion decreased $3.5 million from the prior quarter. The decrease in interest income was primarily due to lower yields on loans and short-term interest-bearing accounts from the two 25 bps federal funds rate decreases in the fourth quarter of 2024, as well as two fewer days in the first quarter of 2025 compared to the fourth quarter of 2024. The decrease was partially offset by an increase in interest income on securities due to higher average balances and yields. Interest expense decreased $4.5 million, or 8.6%, as the cost of interest-bearing liabilities decreased 17 bps to 2.23% for the three months ended March 31, 2025 as compared to the prior quarter, primarily due to a 17 bps decrease in interest-bearing deposit costs. Included in net interest income was $2.2 million of acquisition-related net accretion for the three months ended March 31, 2025 and $2.6 million of acquisition-related net accretion for the three months ended December 31, 2024.

Net interest income was $107.2 million for the first quarter of 2025, up $12.0 million, or 12.7%, from the first quarter of 2024. FTE NIM was 3.44% for the three months ended March 31, 2025, an increase of 30 bps from the first quarter of 2024. Interest income increased $7.4 million, or 5.0%, as the yield on average interest-earning assets increased 11 bps from the same period in 2024 to 4.95%, while average interest-earning assets increased $427.5 million, or 3.5%, from the first quarter of 2024, primarily due to organic loan growth and an increase in securities. Interest expense decreased $4.6 million, or 8.9%, as the cost of interest-bearing liabilities decreased 29 bps to 2.23% for the three months ended March 31, 2025, primarily due to a 21 bps decrease in interest-bearing deposit costs, a $511.7 million increase in interest-bearing deposits and lower average balances of short-term borrowings. Included in net interest income was $2.2 million of acquisition-related net accretion for the three months ended March 31, 2025 and $2.5 million of acquisition-related net accretion for the three months ended March 31, 2024.

Average Balances and Net Interest Income

The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	March 31, 2025			December 31, 2024			March 31, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$63,198	$703	4.51%	$184,988	$2,449	5.27%	$47,972	$534	4.48%
Securities taxable(1)	2,402,772	13,631	2.30%	2,317,034	12,252	2.10%	2,278,029	10,806	1.91%
Securities tax-exempt(1) (3)	220,210	1,956	3.60%	211,493	1,838	3.46%	230,468	2,052	3.58%
FRB and FHLB stock	33,469	473	5.73%	33,261	481	5.75%	42,296	830	7.89%
Loans(2) (3)	9,981,487	138,277	5.62%	9,957,879	141,336	5.65%	9,674,892	133,373	5.54%
Total interest-earning assets	$12,701,136	$155,040	4.95%	$12,704,655	$158,356	4.96%	$12,273,657	$147,595	4.84%
Other assets	1,088,069			1,093,419			1,055,386
Total assets	$13,789,205			$13,798,074			$13,329,043
Liabilities and stockholders’ equity:
Money market deposit accounts	$3,496,552	$26,198	3.04%	$3,504,937	$28,797	3.27%	$3,129,160	$27,734	3.56%
NOW deposit accounts	1,682,265	3,494	0.84%	1,664,960	3,812	0.91%	1,600,288	2,994	0.75%
Savings deposits	1,571,673	187	0.05%	1,561,703	193	0.05%	1,607,659	171	0.04%
Time deposits	1,450,846	12,709	3.55%	1,446,798	14,013	3.85%	1,352,559	13,440	4.00%
Total interest-bearing deposits	$8,201,336	$42,588	2.11%	$8,178,398	$46,815	2.28%	$7,689,666	$44,339	2.32%
Federal funds purchased	2,278	25	4.45%	-	-	-	19,769	272	5.53%
Repurchase agreements	107,496	761	2.87%	116,408	916	3.13%	82,419	317	1.55%
Short-term borrowings	7,033	80	4.61%	174	2	4.57%	213,390	2,832	5.34%
Long-term debt	27,674	266	3.90%	29,657	293	3.93%	29,772	290	3.92%
Subordinated debt, net	121,331	1,822	6.09%	120,967	1,816	5.97%	119,873	1,800	6.04%
Junior subordinated debt	101,196	1,639	6.57%	101,196	1,790	7.04%	101,196	1,913	7.60%
Total interest-bearing liabilities	$8,568,344	$47,181	2.23%	$8,546,800	$51,632	2.40%	$8,256,085	$51,763	2.52%
Demand deposits	3,385,080			3,438,194			3,356,607
Other liabilities	296,983			295,292			286,749
Stockholders’ equity	1,538,798			1,517,788			1,429,602
Total liabilities and stockholders’ equity	$13,789,205			$13,798,074			$13,329,043
Net interest income (FTE)		$107,859			$106,724			$95,832
Interest rate spread			2.72%			2.56%			2.32%
Net interest margin (FTE)			3.44%			3.34%			3.14%
Taxable equivalent adjustment		$636			$619			$658
Net interest income		$107,223			$106,105			$95,174

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

Three Months Ended March 31,	Increase (Decrease) 2025 over 2024
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$165	$4	$169
Securities taxable	593	2,232	2,825
Securities tax-exempt	(106)	10	(96)
FRB and FHLB stock	(154)	(203)	(357)
Loans	3,453	1,451	4,904
Total FTE interest income	$3,951	$3,494	$7,445
Money market deposit accounts	$2,916	$(4,452)	$(1,536)
NOW deposit accounts	150	350	500
Savings deposits	(4)	20	16
Time deposits	882	(1,613)	(731)
Federal funds purchased	(202)	(45)	(247)
Repurchase agreements	116	328	444
Short-term borrowings	(2,413)	(339)	(2,752)
Long-term debt	(22)	(2)	(24)
Subordinated debt, net	13	9	22
Junior subordinated debt	-	(274)	(274)
Total FTE interest expense	$1,436	$(6,018)	$(4,582)
Change in FTE net interest income	$2,515	$9,512	$12,027

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Service charges on deposit accounts	$4,243	$4,411	$4,117
Card services income	5,317	5,652	5,195
Retirement plan administration fees	15,858	12,924	14,287
Wealth management	10,946	10,842	9,697
Insurance services	4,761	3,883	4,388
Bank owned life insurance income	3,397	2,271	2,352
Net securities (losses) gains	(104)	222	2,183
Other	3,034	2,221	3,173
Total noninterest income	$47,452	$42,426	$45,392

Noninterest income for the three months ended March 31, 2025 was $47.5 million, up $5.0 million, or 11.8%, from the prior quarter and up $2.1 million, or 4.5%, from the first quarter of 2024. Excluding net securities gains (losses), noninterest income for the three months ended March 31, 2025 was $47.6 million, up $5.4 million, or 12.7%, from the prior quarter and up $4.3 million, or 10.1%, from the first quarter of 2024. The increase from the prior quarter was primarily driven by an increase in retirement plan administration fees, insurance services and bank owned life insurance income. The increase in retirement plan administration fees from the prior quarter was primarily due to higher seasonal activity-based fees in the first quarter, organic growth and the additional revenue from the acquisition of a small third party administrator (“TPA”) in the fourth quarter of 2024. Insurance services increased from the prior quarter due to organic growth, higher levels of policy renewals and first quarter seasonality. Bank owned life insurance income increased from the prior quarter due to a $1.3 million gain recognized from a claim. The increase from the first quarter of 2024 was driven by an increase in retirement plan administration fees, wealth management fees and bank owned life insurance income. The increase in retirement plan administration fees from the first quarter of 2024 was driven by the additional revenues from new customer plans, the TPA acquisition and higher market values of assets under administration. Wealth management fees increased from the first quarter of 2024 driven by performance and growth in new customer accounts. Bank owned life insurance income increased from the first quarter of 2024 due to a $1.3 million gain recognized from a claim.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Salaries and employee benefits	$60,694	$61,749	$55,704
Technology and data services	10,238	10,220	9,750
Occupancy	9,027	7,786	8,098
Professional fees and outside services	4,952	4,843	4,853
Office supplies and postage	1,942	2,100	1,865
FDIC assessment	1,694	1,548	1,735
Advertising	1,138	990	812
Amortization of intangible assets	2,111	2,080	2,168
Loan collection and other real estate owned, net	659	677	553
Acquisition expenses	1,221	988	-
Other	6,224	7,794	6,235
Total noninterest expense	$99,900	$100,775	$91,773

Noninterest expense for the three months ended March 31, 2025 was $99.9 million, down $0.9 million, or 0.9%, from the prior quarter and up $8.1 million, or 8.9%, from the first quarter of 2024. Excluding acquisition expenses, noninterest expense for the three months ended March 31, 2025 was $98.7 million, down $1.1 million, or 1.1%, from the prior quarter and up $6.9 million, or 7.5%, from the first quarter of 2024. The decrease from the prior quarter was driven by lower salaries and employee benefits due to lower medical and other benefit costs, lower levels of incentive compensation and lower salaries due to two fewer payroll days in the quarter, partially offset by seasonally higher payroll taxes and stock-based compensation expenses. In addition, other expenses decreased $1.6 million due primarily to timing of expenses and Company initiatives in the fourth quarter of 2024. These costs were partially offset by the increase in occupancy costs which was driven by seasonal maintenance and utilities costs. The increase from the first quarter of 2024 was driven by higher salaries and employee benefits driven by merit pay increases which were effective annually in March, an increase in employees supporting growth in our markets and higher medical and other benefit costs. In addition, occupancy costs increased $0.9 million primarily due to higher seasonal maintenance and utilities given the harsher winter and higher facilities costs related to new banking locations.

Income Taxes

Income tax expense for the three months ended March 31, 2025 was $10.5 million, up $0.9 million from the prior quarter and up $1.1 million from the first quarter of 2024. The effective tax rate was 22.2% for the first quarter of 2025 compared to 20.9% for the prior quarter and 21.7% for the first quarter of 2024. The increase in the effective tax rate from the prior quarter and the first quarter of 2024 was due to a lower level of tax-exempt income as a percentage of total taxable income.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $123.1 million, or 5.0%, from December 31, 2024 to March 31, 2025. The securities portfolio represented 18.6% of total assets as of March 31, 2025 as compared to 17.8% of total assets as of December 31, 2024.

The following table details the composition of securities AFS, securities HTM and equity securities for the periods indicated:

	March 31, 2025	December 31, 2024
Mortgage-backed securities:
With maturities 15 years or less	13%	14%
With maturities greater than 15 years	8%	8%
Collateral mortgage obligations	40%	39%
Municipal securities	15%	15%
U.S. agency notes	20%	20%
Corporate	2%	2%
Equity securities	2%	2%
Total	100%	100%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated is as follows:

(In thousands)	March 31, 2025	December 31, 2024
Commercial & industrial	$1,436,990	$1,426,482
Commercial real estate	3,890,115	3,876,698
Residential real estate	2,127,588	2,142,249
Home equity	331,400	334,268
Indirect auto	1,309,084	1,273,253
Residential solar	800,090	820,079
Other consumer	85,000	96,881
Total loans	$9,980,267	$9,969,910

(1) Loans are summarized by business line which do not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Total loans were $9.98 billion and $9.97 billion at March 31, 2025 and December 31, 2024, respectively. Excluding the other consumer and residential solar portfolios that are in a planned run-off status, period end loans increased $40.5 million, or 1.8% annualized. C&I loans increased $10.5 million to $1.44 billion; CRE loans increased $13.4 million to $3.89 billion; and total consumer loans decreased $13.6 million to $4.65 billion. Total loans represent approximately 72.0% of assets as of March 31, 2025, as compared to 72.3% as of December 31, 2024.

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

Within the CRE portfolio, approximately 81% comprises Non-Owner Occupied CRE, with the remaining 19% being Owner-Occupied CRE. Non-Owner Occupied CRE includes diverse sectors across the Company’s markets such as residential rental properties (43%) and office spaces (17%), along with retail, manufacturing, mixed use, hotels and others. Notably, office CRE loans account for 5% of the total outstanding loans, predominantly serving suburban medical and professional tenants across suburban and small urban markets. These loans carry an average size of $1.9 million, with 9% maturing over the next two years. As of March 31, 2025 and December 31, 2024, the total CRE construction and development loans amounted to $316.4 million and $314.8 million, respectively.

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

The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, discounted PD and LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to multiple, probabilistically weighted external economic forecasts. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. After quantitative considerations, management applies additional qualitative adjustments so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio as of the balance sheet date.

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

During the quarter, the Company performed an annual update to its econometric, PD/LGD models. Segment specific, multi-variate regression model inputs and assumptions were updated and recent period observed losses and behavior were incorporated into the models (“model refreshment”). The incorporation of recent observations did not have a material impact on most loan class segments except for the Auto class segment which resulted in an improvement in PD/LGD outcomes. The total allowance decreased by approximately 3% as of March 31, 2025 due to the model refreshment.

Additional information about our Allowance for Credit Losses is included in Note 7 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q as well as in the “Critical Accounting Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

The allowance for credit losses totaled $117.0 million at March 31, 2025, compared to $116.0 million at December 31, 2024. The allowance for credit losses as a percentage of loans was 1.17% at March 31, 2025, compared to 1.16% at December 31, 2024. The allowance for credit losses as of March 31, 2025 increased compared to the allowance estimates as of December 31, 2024 primarily due to deterioration in the economic forecast including the change in the forecast scenario and the change in forecast scenario weightings from 80% baseline and 20% downside to 75% baseline and 25% downside. The increase to the allowance for credit losses were partially offset by model refreshment and the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status.

The allowance for credit losses was 245.33% of nonperforming loans at March 31, 2025, compared to 224.73% at December 31, 2024. The allowance for credit losses was 260.99% of nonaccrual loans at March 31, 2025, compared to 253.17% of nonaccrual loans at December 31, 2024. The increase in the coverage of the allowance to nonperforming and nonaccrual loans from December 31, 2024 to March 31, 2025 largely relates to the increase in allowance primarily due to deterioration in economic conditions during the quarter and the $2.1 million charge-off on a nonperforming relationship that is individually evaluated for purposes of the allowance for credit losses.

The provision for loan losses was $7.6 million for the three months ended March 31, 2025, compared to $2.2 million in the prior quarter and $5.6 million for the same period in the prior year. Provision expense increased from the prior quarter due to an increase in net charge-offs and an increase in the March 31, 2025 allowance due primarily to a deterioration in economic forecasts. The increase in provision expense from March 31, 2024, was driven largely due to higher net charge-offs and a deterioration in economic forecasts. Net charge-offs totaled $6.6 million during the three months ended March 31, 2025, compared to net charge-offs of $5.7 million during the fourth quarter of 2024 and $4.7 in the first quarter of 2024. Net charge-offs to average loans were 27 bps for the three months ended March 31, 2025, compared to 23 bps for the fourth quarter of 2024 and 19 bps for the three months ended March 31, 2024.

As of March 31, 2025, the unfunded commitment reserve totaled $4.5 million, compared to $4.4 million as of December 31, 2024.

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

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$30,586	68%	$32,144	70%
Residential	10,919	24%	10,464	23%
Consumer	2,270	5%	2,529	6%
Troubled loan modifications	1,054	2%	682	1%
Total nonaccrual loans	$44,829	99%	$45,819	100%
Loans over 90 days past due and still accruing:
Commercial	$690	24%	$-	-
Residential	266	9%	2,411	42%
Consumer	1,906	67%	3,387	58%
Total loans over 90 days past due and still accruing	$2,862	100%	$5,798	100%
Total nonperforming loans	$47,691		$51,617
OREO	308		182
Total nonperforming assets	$47,999		$51,799
Total nonaccrual loans to total loans	0.45%		0.46%
Total nonperforming loans to total loans	0.48%		0.52%
Total nonperforming assets to total assets	0.35%		0.38%
Total allowance for loan losses to total nonperforming loans	245.33%		224.73%
Total allowance for loan losses to nonaccrual loans	260.99%		253.17%

Total nonperforming assets were $48.0 million at March 31, 2025, compared to $51.8 million at December 31, 2024. Nonperforming loans at March 31, 2025 were $47.7 million or 0.48% of total loans, compared with $51.6 million or 0.52% of total loans at December 31, 2024. The decrease in nonperforming assets from December 31, 2024 to March 31, 2025 was attributable to the previously mentioned $2.1 million charge-off in the first quarter of 2025 on an individually evaluated CRE relationship in which NBT is a participant. This relationship is being actively managed and its current carrying value is supported by recent appraised values. Total nonaccrual loans were $44.8 million or 0.45% of total loans at March 31, 2025, compared to $45.8 million or 0.46% of total loans at December 31, 2024. Past due loans as a percentage of total loans was 0.32% at March 31, 2025, down from 0.34% at December 31, 2024.

In addition to nonperforming loans discussed above, the Company has also identified approximately $125.2 million in potential problem loans at March 31, 2025 as compared to $116.1 million at December 31, 2024. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Potential problem loans have increased to more normalized levels and the increase primarily relates to a few CRE relationships reflecting changing conditions in certain CRE markets including construction delays, rising costs and delays in leasing up spaces. The increase in potential problem loans from December 31, 2024, is primarily due to the net migration of $8.8 million in commercial loan balances to substandard. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loans modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $11.71 billion at March 31, 2025, up $161.8 million, or 1.4%, from December 31, 2024. As of March 31, 2025 there were $294.7 million of brokered time deposits, down from $295.8 million as of December 31, 2024. The Company continues to experience some incremental migration from noninterest bearing and low interest checking and savings accounts into higher cost money market and time deposit instruments. The increase in deposits was primarily due to the inflow of seasonal municipal deposits during the first quarter of 2025. The Company’s composition of total deposits is diverse and granular with over 561,000 accounts with an average per account balance of $20,834 as of March 31, 2025. As of March 31, 2025 and December 31, 2024 the estimated amounts of uninsured deposits based on the same methodologies and assumptions used for the bank regulatory reporting were $4.85 billion and $4.73 billion, respectively. Total average deposits increased $540.1 million, or 4.9%, from the same period last year.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $85.6 million at March 31, 2025 compared to $162.9 million at December 31, 2024. Long-term debt was $4.6 million at March 31, 2025, compared to $29.6 million at December 31, 2024. The decrease in long-term debt was due to a maturity of a $25.0 million borrowing that matured in the first quarter of 2025.

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

Subordinated notes assumed in connection with the Salisbury acquisition included $25.0 million of 3.50% fixed-to-floating rate subordinated notes due 2031. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 3.50%, payable quarterly in arrears commencing on June 30, 2021, and a floating rate of interest equivalent to the three-month SOFR plus a spread of 2.80%, payable quarterly in arrears commencing on June 30, 2026. As of the acquisition date, the fair value discount was $3.0 million, which is being amortized into interest expense over the expected call or maturity date.

As of March 31, 2025 and December 31, 2024 the subordinated debt net of unamortized issuance costs and fair value discount was $121.6 million and $121.2 million, respectively.

Capital Resources

Stockholders’ equity of $1.57 billion represented 11.29% of total assets at March 31, 2025 compared with $1.53 billion, or 11.07% of total assets, as of December 31, 2024. Stockholders’ equity increased $39.6 million from December 31, 2024 driven by net income of $36.7 million for the three months ended March 31, 2025 and a $20.3 million decrease in accumulated other comprehensive loss, partially offset by dividends declared of $16.1 million.

The Company did not purchase shares of its common stock during the three months ended March 31, 2025. Under its share repurchase program, the Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of March 31, 2025, there were 1,992,400 shares available for repurchase under this program authorized on December 18, 2023, which is set to expire on December 31, 2025.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2025 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	March 31, 2025	December 31, 2024
Tier 1 leverage ratio	10.39%	10.24%
Common equity tier 1 capital ratio	12.12%	11.93%
Tier 1 capital ratio	13.02%	12.83%
Total risk-based capital ratio	15.24%	15.03%
Cash dividends as a percentage of net income	43.73%	44.27%
Per common share:
Book value	$33.13	$32.34
Tangible book value(1)	$24.74	$23.88
Tangible equity ratio(2)	8.68%	8.42%

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

The primary tool utilized by the ALCO to manage interest rate risk is earnings at risk modeling (interest rate sensitivity analysis). Information, such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed) and current rates are uploaded into the model to create an ending balance sheet. In addition, the ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (e.g., no change in current interest rates) with a static balance sheet. Six additional models are run in which gradual increases of 300 bps, 200 bps and 100 bps, and gradual decreases of 100 bps, 200 bps and 300 bps takes place over a 12-month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded in them are handled accordingly based on the interest rate scenario. The resulting changes in net interest income are then measured against the flat rate scenario. The Company also runs other interest rate scenarios to highlight potential interest rate risk.

The Company’s Interest Rate Sensitivity has remained in a near neutral position. In the declining rate scenarios, net interest income is projected to modestly decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. In the rising rate scenarios, net interest income is near neutral, impacted by slowing prepayments speeds and increased deposit reactivity; the magnitude of potential impact on earnings may be affected by the ability to lag deposit repricing on NOW, savings, MMDA and time accounts. Net interest income for the next twelve months in the +300/+200/+100/-100/-200/-300 bps scenarios, as described above, is within the internal policy risk limits of not more than a 5.0% reduction in net interest income in the +100/-100 bps scenarios, of not more than a 7.5% reduction in net interest income in the +200/-200 bps scenarios and of not more than a 12.0% reduction in net interest income in the +300/-300 bps scenarios. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2025 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps)	net interest income
+300	(0.60)%
+200	(0.02)%
+100	0.29%
-100	(0.29)%
-200	(0.10)%
-300	0.04%

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures and FOMC monetary policy. Post-pandemic, inflationary pressures have resulted in a higher overall yield curve with federal funds increases of 425 bps in 2022 with an additional 100 bps of increases in 2023. However, the tightening cycle ended in September of 2024, when the FRB lowered the federal funds rate by 50 bps, followed by consecutive 25 bps reductions in November and December of 2024 for a total of 100 bps of federal funds rate reductions by the end of 2024. While deposit rates increased meaningfully in 2023 and continued to increase in early 2024 in conjunction with elevated short-term interest rates, the recent federal funds rate reductions have provided the catalyst for the Company to begin reducing deposit rates. The Company continues to focus on managing deposit expense in an environment of still elevated but declining short-term interest rates while allowing assets to reprice upward in relation to existing portfolio asset yields.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At March 31, 2025, the Company’s Basic Surplus measurement was 16.9% of total assets, or $2.34 billion, as compared to the December 31, 2024 Basic Surplus of 17.0%, or $2.34 billion, and was above the Company’s minimum of 5% (calculated at $693.2 million and $689.3 million of period end total assets as of March 31, 2025 and December 31, 2024, respectively) set forth in its liquidity policies.

At March 31, 2025 and December 31, 2024, FHLB advances outstanding totaled $4.6 million and $45.6 million, respectively. At March 31, 2025 and December 31, 2024, the Bank had $204.0 million and $199.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.70 billion at March 31, 2025 and $1.71 billion at December 31, 2024. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.01 billion and $957.3 million at March 31, 2025 and December 31, 2024, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.02 billion at March 31, 2025 and $2.01 billion at December 31, 2024. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At March 31, 2025 and December 31, 2024, the Bank had the capacity to borrow $1.16 billion and $1.13 billion, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $3.44 billion at March 31, 2025 and $3.38 billion at December 31, 2024.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considers its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2025. While short-term interest rates have declined, they remain elevated relative to recent history, which could result in deposit declines as depositors have alternative opportunities for yield on their excess funds. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Note, enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the pandemic including increasing the frequency of monitoring and adding additional sources of liquidity. While the pandemic has come to an end, this enhanced monitoring continues as elevated interest rates and the bank failures of 2023 have led to a deposit decline in the banking system and increased volatility to liquidity risk.

At March 31, 2025, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their stockholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At March 31, 2025, approximately $70.2 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A. of our 2024 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

10.1
Amendment to NBT Bancorp Inc. Supplemental Executive Retirement Plan Supplemental Retirement Agreement for Scott A. Kingsley, dated March 24, 2025, between NBT Bancorp Inc. and Scott A. Kingsley (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on March 24, 2025, and incorporated herein by reference).*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of May 2025.

NBT BANCORP INC.

By:	/s/ Annette L. Burns
Annette L. Burns
Chief Financial Officer