Form 10-Q
period 2025-06-30
NBT BANCORP INC
filed 2025-08-08
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025.

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

As of July 31, 2025, there were 52,394,085 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended June 30, 2025

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

AFS	available for sale
AIR	accrued interest receivable
AOCI	accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
bp(s)	basis point(s)
C&I	commercial & industrial
CECL	current expected credit losses
CME	Chicago Mercantile Exchange Clearing House
CODM	chief operating decision maker
CRE	commercial real estate
EPS	earnings per share
Evans	Evans Bancorp, Inc.
Evans Bank	Evans Bank, National Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
HTM	held to maturity
LGD	loss given default
MMDA	money market deposit accounts
NASDAQ	The NASDAQ Stock Market LLC
NIM	net interest margin
OCC	Office of the Comptroller of the Currency
OREO	other real estate owned
PCD	purchased credit deteriorated
PD	probability of default
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate

ITEM 1. FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Cash and due from banks	$264,777	$205,083
Short-term interest-bearing accounts	276,786	78,973
Equity securities, at fair value	46,658	42,372
Securities available for sale, at fair value	1,729,428	1,574,664
Securities held to maturity (fair value $735,387 and $749,945, respectively)	809,664	842,921
Federal Reserve and Federal Home Loan Bank stock	40,813	33,957
Loans held for sale	3,756	9,744
Loans	11,624,680	9,969,910
Less allowance for loan losses	140,200	116,000
Net loans	$11,484,480	$9,853,910
Premises and equipment, net	95,793	80,840
Goodwill	454,072	362,663
Intangible assets, net	64,447	36,360
Bank owned life insurance	318,004	272,657
Other assets	426,103	392,522
Total assets	$16,014,781	$13,786,666
Liabilities
Demand (noninterest bearing)	$3,866,856	$3,446,068
Savings, interest-bearing checking and money market	7,997,219	6,658,188
Time	1,651,157	1,442,505
Total deposits	$13,515,232	$11,546,761
Short-term borrowings	112,970	162,942
Long-term debt	44,842	29,644
Subordinated debt, net	141,943	121,201
Junior subordinated debt	111,621	101,196
Other liabilities	283,007	298,781
Total liabilities	$14,209,615	$12,260,525
Stockholders’ equity
Preferred stock, $0.01 par value. 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value. 100,000,000 shares authorized; 59,083,155 and 53,974,492 shares issued, respectively	591	540
Additional paid-in-capital	962,868	742,810
Retained earnings	1,125,589	1,100,209
Accumulated other comprehensive loss	(109,488)	(142,098)
Common stock in treasury, at cost, 6,705,868 and 6,779,975 shares, respectively	(174,394)	(175,320)
Total stockholders’ equity	$1,805,166	$1,526,141
Total liabilities and stockholders’ equity	$16,014,781	$13,786,666

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest, fee and dividend income
Interest and fees on loans	$158,912	$136,606	$296,964	$269,752
Securities available for sale	11,609	7,562	21,871	14,686
Securities held to maturity	4,870	5,190	9,784	10,493
Other	2,186	1,408	3,362	2,772
Total interest, fee and dividend income	$177,577	$150,766	$331,981	$297,703
Interest expense
Deposits	$48,219	$46,688	$90,807	$91,027
Short-term borrowings	1,046	2,899	1,912	6,320
Long-term debt	296	291	562	581
Subordinated debt	2,001	1,806	3,823	3,606
Junior subordinated debt	1,795	1,908	3,434	3,821
Total interest expense	$53,357	$53,592	$100,538	$105,355
Net interest income	$124,220	$97,174	$231,443	$192,348
Provision for loan losses	17,835	8,899	25,389	14,478
Net interest income after provision for loan losses	$106,385	$88,275	$206,054	$177,870
Noninterest income
Service charges on deposit accounts	$4,578	$4,219	$8,821	$8,336
Card services income	6,077	5,587	11,394	10,782
Retirement plan administration fees	15,710	14,798	31,568	29,085
Wealth management	10,678	10,173	21,624	19,870
Insurance services	4,097	3,848	8,858	8,236
Bank owned life insurance income	2,180	1,834	5,577	4,186
Net securities gains (losses)	112	(92)	8	2,091
Other	3,500	2,865	6,534	6,038
Total noninterest income	$46,932	$43,232	$94,384	$88,624
Noninterest expense
Salaries and employee benefits	$64,155	$55,393	$124,849	$111,097
Technology and data services	10,804	9,249	21,042	18,999
Occupancy	9,038	7,671	18,065	15,769
Professional fees and outside services	5,021	4,565	9,973	9,418
Office supplies and postage	1,871	1,804	3,813	3,669
FDIC assessment	1,820	1,667	3,514	3,402
Advertising	974	873	2,112	1,685
Amortization of intangible assets	3,042	2,133	5,153	4,301
Loan collection and other real estate owned, net	489	715	1,148	1,268
Acquisition expenses	17,180	-	18,401	-
Other	8,216	5,518	14,440	11,753
Total noninterest expense	$122,610	$89,588	$222,510	$181,361
Income before income tax expense	$30,707	$41,919	$77,928	$85,133
Income tax expense	8,197	9,203	18,673	18,594
Net income	$22,510	$32,716	$59,255	$66,539
Earnings per share
Basic	$0.45	$0.69	$1.21	$1.41
Diluted	$0.44	$0.69	$1.21	$1.40

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income	$22,510	$32,716	$59,255	$66,539
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains (losses) arising during the period, gross	$15,121	$1,556	$41,769	$(3,736)
Tax effect	(3,781)	(389)	(10,443)	934
Unrealized net holding gains (losses) arising during the period, net	$11,340	$1,167	$31,326	$(2,802)

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$70	$91	$145	$187
Tax effect	(17)	(23)	(36)	(47)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$53	$68	$109	$140

Total securities available for sale, net	$11,393	$1,235	$31,435	$(2,662)

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$307	$1,451	$631	$1,903
Tax effect	(77)	(363)	(158)	(476)
Amortization of prior service cost and actuarial losses, net	$230	$1,088	$473	$1,427

Decrease (increase) in unrecognized actuarial loss, gross	$936	$(1,000)	$936	$(1,000)
Tax effect	(234)	250	(234)	250
Decrease (increase) in unrecognized actuarial loss, net	$702	$(750)	$702	$(750)

Total pension and other benefits, net	$932	$338	$1,175	$677

Total other comprehensive income (loss)	$12,325	$1,573	$32,610	$(1,985)
Comprehensive income	$34,835	$34,289	$91,865	$64,554

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at March 31, 2025	$540	$740,865	$1,120,887	$(121,813)	$(174,704)	$1,565,775
Net income	-	-	22,510	-	-	22,510
Cash dividends - $0.34 per share	-	-	(17,808)	-	-	(17,808)
Issuance of 5,108,663 shares of common stock for acquisition	51	221,716	-	-	-	221,767
Net issuance of 13,218 shares to employee and other stock plans	-	(586)	-	-	310	(276)
Stock-based compensation	-	873	-	-	-	873
Other comprehensive income	-	-	-	12,325	-	12,325
Balance at June 30, 2025	$591	$962,868	$1,125,589	$(109,488)	$(174,394)	$1,805,166

Balance at March 31, 2024	$540	$740,792	$1,040,563	$(164,492)	$(175,988)	$1,441,415
Net income	-	-	32,716	-	-	32,716
Cash dividends - $0.32 per share	-	-	(15,092)	-	-	(15,092)
Purchase of 5,700 treasury shares	-	-	-	-	(188)	(188)
Net issuance of 16,054 shares to employee and other stock plans	-	(766)	-	-	390	(376)
Stock-based compensation	-	1,907	-	-	-	1,907
Other comprehensive income	-	-	-	1,573	-	1,573
Balance at June 30, 2024	$540	$741,933	$1,058,187	$(162,919)	$(175,786)	$1,461,955

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2024	$540	$742,810	$1,100,209	$(142,098)	$(175,320)	$1,526,141
Net income	-	-	59,255	-	-	59,255
Cash dividends - $0.68 per share	-	-	(33,875)	-	-	(33,875)
Issuance of 5,108,663 shares of common stock for acquisition	51	221,716	-	-	-	221,767
Net issuance of 74,107 shares to employee and other stock plans	-	(4,705)	-	-	926	(3,779)
Stock-based compensation	-	3,047	-	-	-	3,047
Other comprehensive income	-	-	-	32,610	-	32,610
Balance at June 30, 2025	$591	$962,868	$1,125,589	$(109,488)	$(174,394)	$1,805,166

Balance at December 31, 2023	$540	$740,943	$1,021,831	$(160,934)	$(176,689)	$1,425,691
Net income	-	-	66,539	-	-	66,539
Cash dividends - $0.64 per share	-	-	(30,183)	-	-	(30,183)
Purchase of 7,600 treasury shares	-	-	-	-	(251)	(251)
Net issuance of 63,070 shares to employee and other stock plans	-	(3,201)	-	-	1,154	(2,047)
Stock-based compensation	-	4,191	-	-	-	4,191
Other comprehensive (loss)	-	-	-	(1,985)	-	(1,985)
Balance at June 30, 2024	$540	$741,933	$1,058,187	$(162,919)	$(175,786)	$1,461,955

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Six Months Ended June 30,
(In thousands)	2025	2024
Operating activities
Net income	$59,255	$66,539
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	25,389	14,478
Depreciation and amortization of premises and equipment	6,193	5,721
Net amortization on securities	917	1,305
Amortization of intangible assets	5,153	4,301
Amortization of operating lease right-of-use assets	4,088	3,729
Excess tax benefit on stock-based compensation	(419)	(135)
Stock-based compensation expense	3,047	4,191
Bank owned life insurance income	(5,577)	(4,186)
Amortization of subordinated debt issuance costs	199	219
Proceeds from sale of loans held for sale	173,409	51,664
Originations of loans held for sale	(167,816)	(51,139)
Net gain on sale of loans held for sale	(313)	(72)
Net securities (gains)	(8)	(2,091)
Net gains on sale of other real estate owned	(83)	-
Net change in other assets and other liabilities	(14,952)	(7,261)
Net cash provided by operating activities	$88,482	$87,263
Investing activities
Net cash provided by (used in) acquisitions	$38,597	$(743)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	90,172	54,196
Proceeds from sales	254,468	2,284
Purchases	(202,260)	(66,970)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	81,258	85,547
Purchases	(45,167)	(59,856)
Equity securities:
Proceeds from sales	491	-
Purchases	-	(16)
Other:
Net increase in loans	(483)	(212,351)
Proceeds from Federal Reserve and Federal Home Loan Bank stock redemption	30,216	51,481
Purchases of Federal Reserve and Federal Home Loan Bank stock	(26,991)	(43,934)
Proceeds from settlement of bank owned life insurance	4,330	608
Purchases of premises and equipment, net	(6,031)	(3,804)
Proceeds from sales of other real estate owned	135	-
Net cash provided by (used in) investing activities	$218,735	$(193,558)
Financing activities
Net increase in deposits	$104,422	$302,465
Net decrease in short-term borrowings	(92,972)	(161,948)
Repayments of long-term debt	(25,078)	(75)
Cash paid by employer for tax-withholding on stock issuance	(2,207)	(1,382)
Purchase of treasury stock	-	(251)
Cash dividends	(33,875)	(30,183)
Net cash (used in) provided by financing activities	$(49,710)	$108,626
Net increase in cash and cash equivalents	$257,507	$2,331
Cash and cash equivalents at beginning of period	284,056	205,189
Cash and cash equivalents at end of period	$541,563	$207,520

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)
	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$99,802	$108,183
Income taxes paid, net of refund	16,325	9,213
Noncash investing activities:
Loans transferred to other real estate owned	$215	$74
Acquisitions:
Fair value of assets acquired, excluding acquired cash and goodwill	$2,087,439	$693
Fair value of liabilities assumed	1,997,253	-

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2025

1.	Description of Business

NBT Bancorp Inc. is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The principal assets of NBT Bancorp Inc. consist of all of the outstanding shares of common stock of its subsidiaries, including: NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I, Alliance Financial Capital Trust II and Evans Capital Trust I (collectively, the “Trusts”). The principal sources of revenue for NBT Bancorp Inc. are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings. Collectively, NBT Bancorp Inc. and its subsidiaries are referred to herein as (the “Company”).

The Company’s business, primarily conducted through the Bank, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers. On May 2, 2025, the Company completed the acquisition of Evans Bancorp, Inc. (“Evans”). Evans was headquartered in Williamsville, New York. Evans Bank, National Association (“Evans Bank”), was a federally-chartered national banking association operating 18 banking locations in Western New York.

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

Evans Bancorp, Inc.

On May 2, 2025, the Company completed the acquisition of Evans through the merger of Evans with and into the Company, with the Company surviving the merger. Total consideration for the acquisition was $221.8 million in common stock. Evans, with assets of $2.19 billion at December 31, 2024, was headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, was a federally-chartered national banking association operating 18 banking locations in Western New York. The acquisition enhances the Company’s presence in Western New York, including the Buffalo and Rochester communities. In connection with the acquisition, the Company issued 5.1 million shares of common stock and acquired approximately $130.4 million of identifiable net assets. Preliminary goodwill of $91.4 million was recognized as a result of the merger and is not amortizable or deductible for tax purposes. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since May 2, 2025. As a result of the full integration of the operations of Evans, it is not practicable to determine all revenue or net income included in the Company’s operating results relating to Evans since the date of acquisition as Evans results cannot be separately identified.

The acquisition of Evans is being accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired, liabilities assumed and consideration paid at fair value based on management’s best estimates using information available at the date of the acquisition. These estimates are subject to adjustment based on updated information not available at the time of the acquisition. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Evans. Accrued income taxes and deferred taxes associated with the Evans acquisition were recorded on a provisional basis and could vary from the actual recorded balance once tax provisions and returns are finalized.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

May 2, 2025
(In thousands)	Evans Bancorp, Inc.
Consideration:
Cash paid to shareholders (fractional shares)	$25
Common stock issuance	221,767
Total net consideration	$221,792

Recognized amounts of identifiable assets acquired and (liabilities) assumed:
Cash and cash equivalents	$40,197
Securities available for sale	255,487
Securities held to maturity	3,494
Loans, net of allowance for credit losses on purchased credit deteriorated loans	1,665,712
Premises and equipment, net	15,069
Core deposit intangibles	33,240
Bank owned life insurance	44,100
Other assets	70,337
Total identifiable assets acquired	$2,127,636

Deposits	$(1,864,049)
Borrowings	(113,712)
Other liabilities	(19,492)
Total liabilities assumed	$(1,997,253)

Total identifiable assets, net	$130,383

Goodwill	$91,409

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

Securities available for sale (“AFS”) - The estimated fair value of the AFS investment portfolio was primarily determined using quoted market prices and dealer quotes. The investment securities were sold immediately after the merger and no gains or losses were recorded.

Securities held to maturity (“HTM”) - The estimated fair value of the HTM investment portfolio, which consisted of local municipal securities, was retained at par, which is estimated to be equal to fair value.

Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis. Loans were first segmented by purchased credit deteriorated (“PCD”) or non-purchased credit deteriorated (“non-PCD”) status, and then further grouped according to Federal Deposit Insurance Corporation (“FDIC”) call report segmentation. The valuation considered key loan characteristics including loan type, term, rate, payment schedule and loan performance attributes. Assumptions related to prepayment speeds, probability of default (“PD”) and loss given default (“LGD”) were also considered. The discount rates applied were based on a build-up approach factoring in the funding mix, servicing costs, liquidity premium and factors related to performance risk.

Core deposit intangible - The core deposit intangible was valued utilizing the cost savings method approach, which recognizes the cost savings represented by the expense of maintaining the core deposit base versus the cost of an alternative funding source. The valuation incorporated assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.

Deposits - The fair value of noninterest bearing demand deposits, interest-bearing checking, money market and savings deposit accounts were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit (“CD”) (time deposit accounts) were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates which approximates carrying value.

Borrowings - The estimated fair value of short-term borrowings was determined to approximate stated value. Long-term debt, subordinated debt and junior subordinated debt were valued using a discounted cash flow approach incorporating a discount rate that incorporated similar terms, maturity and credit rating.

Accounting for Acquired Loans - Acquired loans are classified into two categories: PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans had an allowance established on acquisition date, which is recognized as an expense through the provision for credit losses. For PCD loans, an allowance is recognized by adding it to the fair value of the loan, which is the amortized cost. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. The allowance for credit losses on non-PCD loans of $13.0 million was recorded through the provision for loan losses within the unaudited interim consolidated statements of income. The following table provides details related to the fair value of acquired PCD loans.

(In thousands)	PCD Loans
Par value of PCD loans at acquisition	$336,398
Allowance for credit losses at acquisition	7,726
Discount at acquisition	(36,584)
Fair value of PCD loans at acquisition	$307,540

Direct costs related to the acquisition were expensed as incurred. Acquisition integration-related expenses were $17.2 million and $18.4 million during the three and six months ended June 30, 2025, respectively. These amounts have been separately stated in the unaudited interim consolidated statements of income and are included in operating activities in the unaudited interim consolidated statements of cash flow.

Supplemental Pro Forma Financial Information (Unaudited)

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and six months ended June 30, 2025 and 2024, as if Evans had been acquired on January 1, 2024. This unaudited pro forma information combines the historical results of Evans with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands,)	2025	2024	2025	2024
Total revenue, net of interest expense	$177,453	$160,074	$349,366	$316,814
Net income	12,930	37,247	52,859	73,407

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

The operating results of the acquired companies are included in the consolidated results after the date of acquisition.

5.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2025
U.S. treasury	$104,095	$34	$(3,920)	$100,209
Federal agency	248,330	-	(21,708)	226,622
State & municipal	93,556	1	(5,524)	88,033
Mortgage-backed:
Government-sponsored enterprises	460,203	837	(30,288)	430,752
U.S. government agency securities	112,183	373	(4,295)	108,261
Collateralized mortgage obligations:
Government-sponsored enterprises	613,607	1,210	(32,928)	581,889
U.S. government agency securities	181,822	73	(24,056)	157,839
Corporate	38,498	-	(2,675)	35,823
Total AFS securities	$1,852,294	$2,528	$(125,394)	$1,729,428
As of December 31, 2024
U.S. treasury	$108,838	$59	$(6,107)	$102,790
Federal agency	248,348	-	(29,831)	218,517
State & municipal	95,457	-	(7,967)	87,490
Mortgage-backed:
Government-sponsored enterprises	435,825	2	(41,528)	394,299
U.S. government agency securities	76,528	9	(6,471)	70,066
Collateralized mortgage obligations:
Government-sponsored enterprises	546,685	142	(42,831)	503,996
U.S. government agency securities	179,136	39	(26,683)	152,492
Corporate	48,482	-	(3,468)	45,014
Total AFS securities	$1,739,299	$251	$(164,886)	$1,574,664

There was no allowance for credit losses on AFS securities as of June 30, 2025 and December 31, 2024.

During the three and six months ended June 30, 2025, there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings. During the three months ended June 30, 2024, there were no gains or losses reclassified out of AOCI and into earnings. During the six months ended June 30, 2024, the Company sold a previously written-off security and recognized a gain of $2.3 million into earnings in net securities gains (losses) in the unaudited interim consolidated statements of income.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2025
Federal agency	$100,000	$-	$(12,829)	$87,171
Mortgage-backed:
Government-sponsored enterprises	198,957	-	(27,343)	171,614
U.S. government agency securities	14,105	1	(51)	14,055
Collateralized mortgage obligations:
Government-sponsored enterprises	158,778	88	(8,183)	150,683
U.S. government agency securities	59,142	-	(10,091)	49,051
State & municipal	278,682	2	(15,871)	262,813
Total HTM securities	$809,664	$91	$(74,368)	$735,387
As of December 31, 2024
Federal agency	$100,000	$-	$(16,656)	$83,344
Mortgage-backed:
Government-sponsored enterprises	208,579	-	(34,349)	174,230
U.S. government agency securities	15,611	1	(516)	15,096
Collateralized mortgage obligations:
Government-sponsored enterprises	168,018	-	(11,554)	156,464
U.S. government agency securities	60,906	-	(11,245)	49,661
State & municipal	289,807	41	(18,698)	271,150
Total HTM securities	$842,921	$42	$(93,018)	$749,945

At June 30, 2025 and December 31, 2024, all of the mortgaged-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities.

The Company recorded no gains from calls on HTM securities for the three and six months ended June 30, 2025 and 2024.

AFS and HTM securities with amortized costs totaling $1.76 billion at June 30, 2025 and $1.60 billion at December 31, 2024, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at June 30, 2025 and December 31, 2024, AFS and HTM securities with an amortized cost of $219.5 million and $234.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Three Months Ended June 30,
(In thousands)	2025	2024
Net gains (losses) recognized on equity securities	$112	$(92)
Less: Net gains (losses) recognized on equity securities sold during the period	(35)	-
Unrealized gains (losses) recognized on equity securities still held	$147	$(92)

	Six Months Ended June 30,
(In thousands)	2025	2024
Net gains (losses) recognized on equity securities	$8	$(193)
Less: Net gains (losses) recognized on equity securities sold during the period	(35)	-
Unrealized gains (losses) recognized on equity securities still held	$43	$(193)

As of June 30, 2025 and December 31, 2024, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of credit concern as of June 30, 2025 and 2024. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and six months ended June 30, 2025 and 2024.

The following table sets forth information with regard to contractual maturities of debt securities at June 30, 2025:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$90,827	$89,677
From one to five years	632,475	594,417
From five to ten years	221,923	208,864
After ten years	907,069	836,470
Total AFS debt securities	$1,852,294	$1,729,428
HTM debt securities:
Within one year	$92,748	$92,656
From one to five years	198,559	187,673
From five to ten years	151,189	135,999
After ten years	367,168	319,059
Total HTM debt securities	$809,664	$735,387

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2025 and December 31, 2024.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities were in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of June 30, 2025
AFS securities:
U.S. treasury	$-	$-	-	$95,173	$(3,920)	5	$95,173	$(3,920)	5
Federal agency	-	-	-	226,622	(21,708)	16	226,622	(21,708)	16
State & municipal	-	-	-	87,272	(5,524)	65	87,272	(5,524)	65
Mortgage-backed	34,785	(218)	7	350,950	(34,365)	146	385,735	(34,583)	153
Collateralized mortgage obligations	113,346	(489)	13	468,427	(56,495)	112	581,773	(56,984)	125
Corporate	-	-	-	35,823	(2,675)	13	35,823	(2,675)	13
Total securities with unrealized losses	$148,131	$(707)	20	$1,264,267	$(124,687)	357	$1,412,398	$(125,394)	377
HTM securities:
Federal agency	$-	$-	-	$87,171	$(12,829)	4	$87,171	$(12,829)	4
Mortgage-backed	11,031	(4)	1	174,596	(27,390)	33	185,627	(27,394)	34
Collateralized mortgage obligation	-	-	-	193,085	(18,274)	49	193,085	(18,274)	49
State & municipal	10,812	(171)	12	157,826	(15,700)	171	168,638	(15,871)	183
Total securities with unrealized losses	$21,843	$(175)	13	$612,678	$(74,193)	257	$634,521	$(74,368)	270
As of December 31, 2024
AFS securities:
U.S. treasury	$-	$-	-	$92,737	$(6,107)	5	$92,737	$(6,107)	5
Federal agency	-	-	-	218,517	(29,831)	16	218,517	(29,831)	16
State & municipal	759	(4)	1	86,731	(7,963)	66	87,490	(7,967)	67
Mortgage-backed	95,153	(1,374)	16	368,589	(46,625)	152	463,742	(47,999)	168
Collateralized mortgage obligations	98,494	(1,128)	14	480,891	(68,386)	116	579,385	(69,514)	130
Corporate	1,478	(9)	1	43,536	(3,459)	14	45,014	(3,468)	15
Total securities with unrealized losses	$195,884	$(2,515)	32	$1,291,001	$(162,371)	369	$1,486,885	$(164,886)	401
HTM securities:
Federal agency	$-	$-	-	$83,344	$(16,656)	4	$83,344	$(16,656)	4
Mortgage-backed	-	-	-	189,271	(34,865)	34	189,271	(34,865)	34
Collateralized mortgage obligations	7,147	(7)	1	198,978	(22,792)	52	206,125	(22,799)	53
State & municipal	9,458	(107)	12	168,945	(18,591)	186	178,403	(18,698)	198
Total securities with unrealized losses	$16,605	$(114)	13	$640,538	$(92,904)	276	$657,143	$(93,018)	289

The Company does not believe the AFS securities that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, which consisted of 377 and 401 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of June 30, 2025 and December 31, 2024, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $5.1 million and $4.4 million at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of June 30, 2025 and December 31, 2024. There was no accrued interest reversed against interest income for the three and six months ended June 30, 2025 or the year ended December 31, 2024 as all securities remained in accrual status. In addition, there were no collateral-dependent HTM debt securities as of June 30, 2025 and December 31, 2024. There was no allowance for credit losses on HTM securities as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, 66% of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises with bond ratings of A to AAA. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2025 and December 31, 2024. The remaining HTM debt securities at June 30, 2025 and December 31, 2024 were comprised of state and municipal obligations with bond ratings of A to AAA excluding the $89.1 million and $84.7 million, respectively, of local municipal bonds which are not rated. Based on the Company’s current expected credit losses (“CECL”) methodology, the expected credit loss on the HTM municipal bond portfolio was deemed immaterial, therefore no allowance for credit loss was recorded as of June 30, 2025 and December 31, 2024. AIR on HTM debt securities totaled $4.4 million at June 30, 2025 and December 31, 2024 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.
6.	Loans

A summary of loans, net of deferred fees and origination costs, by category(1) is as follows:

(In thousands)	June 30, 2025	December 31, 2024
Commercial & industrial	$1,692,335	$1,426,482
Commercial real estate	4,800,494	3,876,698
Residential real estate	2,530,344	2,142,249
Home equity	423,355	334,268
Indirect auto	1,319,401	1,273,253
Residential solar	780,865	820,079
Other consumer	77,886	96,881
Total loans	$11,624,680	$9,969,910

(1)	Loans are summarized by business line which does not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Included in the above loans are net deferred loan origination (fees) costs totaling $(48.0) million and $(64.7) million at June 30, 2025 and December 31, 2024, respectively.

7.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $140.2 million at June 30, 2025, compared to $116.0 million at December 31, 2024. The allowance for credit losses as a percentage of loans was 1.21% at June 30, 2025, compared to 1.16% at December 31, 2024.

The allowance for credit losses calculation incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverts to long-term economic conditions over a 4-quarter reversion period on a straight-line basis. The Company considers a baseline, upside and downside economic forecast in measuring the allowance. During the second quarter of 2025, the Company included an additional downside scenario with stagflation conditions, which is characterized as an economic environment where inflation rises alongside unemployment. Stagflation was identified as an emerging risk as tariff policies begin to impact the economy.

The quantitative model as of June 30, 2025 incorporated a baseline economic outlook along with an alternative upside scenario and two equally weighted downside scenarios, recessionary conditions and stagflation, sourced from a reputable third-party to accommodate other potential economic conditions in the model. At June 30, 2025, the weightings were 70%, 5% and 25% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the Northeast unemployment rate increases from 4.3% to 4.8% during the forecast period. National Gross Domestic Product (“GDP’s”) annualized growth (on a quarterly basis) is expected to start the third quarter of 2025 at approximately 0.6% and increase to 1.6% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with two 25 basis point cuts at the September and December meetings and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, Northeast unemployment falls from 4.3% in the second quarter of 2025 to 3.7% in the fourth quarter of 2025 and eventually settles at 4.1% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.3% in the second quarter of 2025 to a peak of 7.7% in the third quarter of 2026. The alternative downside stagflation scenario assumes deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.3% in the second quarter of 2025 to 5.8% by the end of the forecast period in the fourth quarter of 2026, with a peak Northeast unemployment rate of 8.1% in the third quarter of 2027. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2025. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, reversion adjustments for the stagflation scenario and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

The quantitative model as of March 31, 2025 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At March 31, 2025, the weightings were 75% and 25% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected an economic environment where the unemployment rate increases from 4.1% to 4.4% during the forecast period. Northeast GDP’s annualized growth (on a quarterly basis) is expected to start the second quarter of 2025 at approximately 5% and decrease to 3.9% before increasing to 4.1% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with two 25 basis point cuts at the September and December meetings and the economy remaining at full employment. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, national unemployment rises from 4.1% in the first quarter of 2025 to a peak of 7.6% in the second quarter of 2026. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2025. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

During the first quarter of 2025, the Company performed an annual update to its econometric, PD/LGD models. Segment specific, multi-variate regression model inputs and assumptions were updated and recent period observed losses and behavior were incorporated into the models (“model refreshment”). The incorporation of recent observations did not have a material impact on most loan class segments except for the Auto class segment which resulted in an improvement in PD/LGD outcomes. The total allowance decreased by approximately 3% as of March 31, 2025 due to the model refreshment.

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

There were $336.4 million of PCD loans acquired from Evans during the three and six months ended June 30, 2025 which resulted in an allowance for credit losses at acquisition of $7.7 million. There were no loans purchased with credit deterioration during the year ended December 31, 2024. During the six months ended June 30, 2025, the Company purchased $5.4 million of residential loans at a 4.4% premium with a $58 thousand allowance for credit losses recorded for these loans. During 2024, the Company purchased $3.0 million of residential loans at a 7.0% premium with a $31 thousand allowance for credit losses recorded for these loans.

The Company made a policy election to report AIR in the other assets line item on the consolidated balance sheets. AIR on loans totaled $41.2 million at June 30, 2025 and $34.8 million at December 31, 2024 and with no estimated allowance for credit losses related to AIR as of June 30, 2025 and December 31, 2024 as it is excluded from amortized cost.

The following tables present the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of March 31, 2025	$48,730	$41,696	$26,574	$117,000
Allowance for credit loss on PCD acquired loans	7,355	-	371	7,726
Charge-offs	(533)	(3,837)	(61)	(4,431)
Recoveries	409	1,566	95	2,070
Provision	10,060	1,444	6,331	17,835
Ending balance as of June 30, 2025	$66,021	$40,869	$33,310	$140,200

Balance as of March 31, 2024	$44,472	$47,419	$23,409	$115,300
Charge-offs	(299)	(5,328)	-	(5,627)
Recoveries	292	1,559	77	1,928
Provision	2,243	4,268	2,388	8,899
Ending balance as of June 30, 2024	$46,708	$47,918	$25,874	$120,500

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2024	$45,453	$43,987	$26,560	$116,000
Allowance for credit loss on PCD acquired loans	7,355	-	371	7,726
Charge-offs	(2,755)	(9,713)	(118)	(12,586)
Recoveries	516	2,972	183	3,671
Provision	15,452	3,623	6,314	25,389
Ending balance as of June 30, 2025	$66,021	$40,869	$33,310	$140,200

Balance as of December 31, 2023	$45,903	$46,427	$22,070	$114,400
Charge-offs	(1,284)	(10,909)	(114)	(12,307)
Recoveries	490	3,210	229	3,929
Provision	1,599	9,190	3,689	14,478
Ending balance as of June 30, 2024	$46,708	$47,918	$25,874	$120,500

The allowance for credit losses as of June 30, 2025 increased compared to the allowance estimates as of December 31, 2024 and June 30, 2024 primarily due to the recording of $20.7 million of allowance for acquired Evans loans as of the acquisition date, which included both the $13.0 million of non-PCD allowance recognized through the provision for loan losses and the $7.7 million of PCD allowance reclassified from loans. In addition, the allowance for credit losses increased due to deterioration in the economic forecast including the change in the forecast scenarios and weightings, partially offset by model refreshment and the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status.

Individually Evaluated Loans

The threshold for evaluating classified, Commercial & Industrial (“C&I”) and Commercial Real Estate (“CRE”) loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. As of June 30, 2025, six newly acquired relationships from Evans were identified for individual credit loss evaluation which had an amortized cost basis of $14.3 million. These relationships were in nonaccrual status with no allowance for credit loss. As of December 31, 2024, three relationships were identified for individual credit loss evaluation, had an amortized cost basis of $28.8 million and were in nonaccrual status with no allowance for credit loss. The decrease in the amortized cost basis of individually evaluated loans from December 31, 2024 to June 30, 2025 was primarily attributed to the three relationships resolving through payoff or transfer to other assets in the second quarter of 2025, partially offset by the addition of the previously mentioned six newly acquired relationships from Evans which had and amortized cost basis of $14.3 million.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of June 30, 2025
Commercial loans:
C&I	$1,190	$1,137	$33	$2,360	$1,759	$1,670,504	$1,674,623
CRE	7,861	1,017	-	8,878	18,781	4,592,332	4,619,991
Total commercial loans	$9,051	$2,154	$33	$11,238	$20,540	$6,262,836	$6,294,614
Consumer loans:
Auto	$9,719	$1,850	$873	$12,442	$2,040	$1,279,399	$1,293,881
Residential solar	4,208	2,064	981	7,253	176	773,436	780,865
Other consumer	1,152	674	490	2,316	173	89,461	91,950
Total consumer loans	$15,079	$4,588	$2,344	$22,011	$2,389	$2,142,296	$2,166,696
Residential	$8,529	$1,329	$834	$10,692	$20,252	$3,132,426	$3,163,370
Total loans	$32,659	$8,071	$3,211	$43,941	$43,181	$11,537,558	$11,624,680

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2024
Commercial loans:
C&I	$398	$452	$-	$850	$2,116	$1,427,247	$1,430,213
CRE	698	191	-	889	30,028	3,665,223	3,696,140
Total commercial loans	$1,096	$643	$-	$1,739	$32,144	$5,092,470	$5,126,353
Consumer loans:
Auto	$11,527	$2,047	$900	$14,474	$2,054	$1,228,378	$1,244,906
Residential solar	4,066	1,991	1,599	7,656	212	812,211	820,079
Other consumer	1,552	985	888	3,425	263	105,529	109,217
Total consumer loans	$17,145	$5,023	$3,387	$25,555	$2,529	$2,146,118	$2,174,202
Residential	$3,360	$467	$2,411	$6,238	$11,146	$2,651,971	$2,669,355
Total loans	$21,601	$6,133	$5,798	$33,532	$45,819	$9,890,559	$9,969,910

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

Doubtful - A Doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as a loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral and refinancing. Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Nonaccrual treatment is required for Doubtful assets because of the high probability of loss.

Substandard - Substandard loans have a high probability of payment default or they have other well-defined weaknesses. They require more intensive supervision by bank management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. For some Substandard loans, the likelihood of full collection of interest and principal may be in doubt and those loans should be placed on nonaccrual. Although Substandard assets in the aggregate will have a distinct potential for loss, an individual asset’s loss potential does not have to be distinct for the asset to be rated Substandard.

Special Mention - Special Mention loans have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s position at some future date. These loans pose elevated risk, but their weakness does not yet justify a Substandard classification. Borrowers may be experiencing adverse operating trends (i.e., declining revenues or margins) or may be struggling with an ill-proportioned balance sheet (i.e., increasing inventory without an increase in sales, high leverage and/or tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a Special Mention rating. Although a Special Mention loan has a higher PD than a Pass asset, its default is not imminent.

Pass - Loans graded as Pass encompass all loans not graded as Doubtful, Substandard or Special Mention. Pass loans are in compliance with loan covenants and payments are generally made as agreed. Pass loans range from superior quality to fair quality. Pass loans also include any portion of a government guaranteed loan, including Paycheck Protection Program loans.

Consumer and Residential Grading System

Consumer and Residential loans are graded as either Nonperforming or Performing.

Nonperforming - Nonperforming loans are loans that are (1) over 90 days past due and interest is still accruing or (2) on nonaccrual status.

Performing - All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by vintage and includes gross charge-offs by loan class by vintage. Included in other consumer gross charge-offs for the six months ended June 30, 2025, the Company recorded $0.3 million in overdrawn deposit accounts reported as 2024 originations and $0.2 million in overdrawn deposit accounts reported as 2025 originations. Included in other consumer gross charge-offs for the year ended December 31, 2024, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2023 originations and $0.7 million in overdrawn deposit accounts reported as 2024 originations.

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2025
C&I
By internally assigned grade:
Pass	$139,021	$259,544	$173,387	$174,017	$160,303	$195,002	$452,804	$967	$1,555,045
Special mention	-	7,827	4,803	11,206	1,400	9,507	36,582	-	71,325
Substandard	10	2,364	3,169	4,531	3,838	1,846	32,226	130	48,114
Doubtful	-	-	82	50	7	-	-	-	139
Total C&I	$139,031	$269,735	$181,441	$189,804	$165,548	$206,355	$521,612	$1,097	$1,674,623
Current-period gross charge-offs	$-	$-	$(132)	$(16)	$(25)	$(482)	$-	$-	$(655)
CRE
By internally assigned grade:
Pass	$167,358	$473,837	$473,593	$672,518	$602,447	$1,483,106	$370,254	$37,178	$4,280,291
Special mention	5,564	2,239	8,778	65,041	16,558	55,830	23,939	-	177,949
Substandard	1,982	13,957	11,303	12,323	17,977	102,426	1,783	-	161,751
Total CRE	$174,904	$490,033	$493,674	$749,882	$636,982	$1,641,362	$395,976	$37,178	$4,619,991
Current-period gross charge-offs	$-	$-	$-	$-	$-	$(2,100)	$-	$-	$(2,100)
Auto
By payment activity:
Performing	$316,061	$457,230	$257,740	$181,044	$62,272	$16,621	$-	$-	$1,290,968
Nonperforming	82	779	1,017	635	291	109	-	-	2,913
Total auto	$316,143	$458,009	$258,757	$181,679	$62,563	$16,730	$-	$-	$1,293,881
Current-period gross charge-offs	$(31)	$(723)	$(774)	$(817)	$(413)	$(151)	$-	$-	$(2,909)
Residential solar
By payment activity:
Performing	$2,718	$2,333	$114,626	$383,594	$159,514	$116,923	$-	$-	$779,708
Nonperforming	-	-	126	568	337	126	-	-	1,157
Total residential solar	$2,718	$2,333	$114,752	$384,162	$159,851	$117,049	$-	$-	$780,865
Current-period gross charge-offs	$-	$-	$(417)	$(2,269)	$(615)	$(536)	$-	$-	$(3,837)
Other consumer
By payment activity:
Performing	$9,813	$10,047	$5,042	$7,402	$18,473	$19,011	$21,474	$25	$91,287
Nonperforming	-	21	34	95	281	196	2	34	663
Total other consumer	$9,813	$10,068	$5,076	$7,497	$18,754	$19,207	$21,476	$59	$91,950
Current-period gross charge-offs	$(235)	$(376)	$(4)	$(611)	$(1,107)	$(634)	$-	$-	$(2,967)
Residential
By payment activity:
Performing	$53,840	$227,700	$257,471	$426,613	$495,387	$1,324,813	$340,603	$15,857	$3,142,284
Nonperforming	-	952	1,793	2,495	3,596	12,250	-	-	21,086
Total residential	$53,840	$228,652	$259,264	$429,108	$498,983	$1,337,063	$340,603	$15,857	$3,163,370
Current-period gross charge-offs	$-	$(16)	$(88)	$-	$-	$(14)	$-	$-	$(118)
Total loans	$696,449	$1,458,830	$1,312,964	$1,942,132	$1,542,681	$3,337,766	$1,279,667	$54,191	$11,624,680
Current-period gross charge-offs	$(266)	$(1,115)	$(1,415)	$(3,713)	$(2,160)	$(3,917)	$-	$-	$(12,586)

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
C&I
By internally assigned grade:
Pass	$255,824	$166,780	$180,095	$177,839	$118,826	$101,755	$349,443	$3,588	$1,354,150
Special mention	272	3,265	3,461	1,639	307	1,008	22,582	4,374	36,908
Substandard	2,419	3,895	2,183	1,555	173	3,878	23,231	1,751	39,085
Doubtful	-	67	2	1	-	-	-	-	70
Total C&I	$258,515	$174,007	$185,741	$181,034	$119,306	$106,641	$395,256	$9,713	$1,430,213
Current-period gross charge-offs	$-	$(99)	$(1,063)	$(162)	$-	$(1,352)	$-	$-	$(2,676)
CRE
By internally assigned grade:
Pass	$414,835	$352,834	$550,682	$514,134	$414,737	$912,693	$314,574	$45,940	$3,520,429
Special mention	2,573	14,406	23,747	7,440	4,310	16,888	2,044	1,222	72,630
Substandard	-	1,743	19,182	18,111	2,362	61,029	654	-	103,081
Total CRE	$417,408	$368,983	$593,611	$539,685	$421,409	$990,610	$317,272	$47,162	$3,696,140
Current-period gross charge-offs	$-	$-	$-	$(2,366)	$-	$-	$-	$-	$(2,366)
Auto
By payment activity:
Performing	$557,817	$321,545	$238,232	$90,143	$19,931	$14,284	$-	$-	$1,241,952
Nonperforming	594	983	710	459	107	101	-	-	2,954
Total auto	$558,411	$322,528	$238,942	$90,602	$20,038	$14,385	$-	$-	$1,244,906
Current-period gross charge-offs	$(141)	$(1,478)	$(1,610)	$(837)	$(116)	$(347)	$-	$-	$(4,529)
Residential solar
By payment activity:
Performing	$4,381	$121,755	$398,030	$166,018	$56,612	$71,472	$-	$-	$818,268
Nonperforming	-	213	869	488	80	161	-	-	1,811
Total residential solar	$4,381	$121,968	$398,899	$166,506	$56,692	$71,633	$-	$-	$820,079
Current-period gross charge-offs	$-	$(530)	$(4,441)	$(716)	$(201)	$(694)	$-	$-	$(6,582)
Other consumer
By payment activity:
Performing	$16,426	$6,685	$11,792	$27,045	$10,718	$15,881	$19,507	$12	$108,066
Nonperforming	12	43	207	433	209	202	15	30	1,151
Total other consumer	$16,438	$6,728	$11,999	$27,478	$10,927	$16,083	$19,522	$42	$109,217
Current-period gross charge-offs	$(735)	$(330)	$(2,080)	$(4,271)	$(1,036)	$(912)	$-	$-	$(9,364)
Residential
By payment activity:
Performing	$188,657	$222,593	$369,473	$419,053	$246,867	$924,869	$265,351	$18,935	$2,655,798
Nonperforming	580	765	766	2,507	160	8,779	-	-	13,557
Total residential	$189,237	$223,358	$370,239	$421,560	$247,027	$933,648	$265,351	$18,935	$2,669,355
Current-period gross charge-offs	$-	$(34)	$-	$-	$-	$(177)	$-	$-	$(211)
Total loans	$1,444,390	$1,217,572	$1,799,431	$1,426,865	$875,399	$2,133,000	$997,401	$75,852	$9,969,910
Current-period gross charge-offs	$(876)	$(2,471)	$(9,194)	$(8,352)	$(1,353)	$(3,482)	$-	$-	$(25,728)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on unfunded commitments totaled $6.2 million as of June 30, 2025, compared to $4.4 million as of December 31, 2024. The reserve for unfunded loan commitments was $1.7 million for the three months ended June 30, 2025, compared to $(0.4) million for the three months ended June 30, 2024 and was recorded within other noninterest expense in the unaudited interim consolidated statements of income. The reserve for unfunded loan commitments was $1.8 million for the six months ended June 30, 2025, compared to $(0.8) million for the six months ended June 30, 2024, and was recorded within other noninterest expense in the unaudited interim consolidated statements of income. Included in the reserve for unfunded loan commitments for the three and six months ended June 30, 2025, was $0.5 million of acquisition-related provision for unfunded loan commitments due to the Evans acquisition. The increase is primarily related to increases in pipeline exposure and the Evans acquisition.

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

The following tables show the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended June 30, 2025
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$117	0.004%	$28	0.001%
Total	$117		$28

	Three Months Ended June 30, 2024
	Term Extension		Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$184	0.007%	$30	0.001%
Total	$184		$30

	Six Months Ended June 30, 2025
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$894	0.028%	$28	0.001%
Total	$894		$28

	Six Months Ended June 30, 2024
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$478	0.018%	$30	0.001%
Total	$478		$30
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulties:

Three Months Ended June 30, 2025
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 9.8 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 0.62%

Three Months Ended June 30, 2024
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 5.3 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 1.0%

Six Months Ended June 30, 2025
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 7.5 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 0.62%

Six Months Ended June 30, 2024
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 6.3 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 1.0%

The following tables depict the financing receivables that had a payment default that were modified to borrowers experiencing financial difficulty in the prior twelve months:

	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Three Months Ended June 30,
(In thousands)	2025	2024
Residential	$11	$171
Total	$11	$171

	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Six Months Ended June 30,
(In thousands)	2025	2024
Residential	$69	$171
Total	$69	$171

The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of June 30, 2025
Residential	$1,692	$11	$58	$-
Total	$1,692	$11	$58	$-

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of June 30, 2024
Residential	$567	$120	$-	$78
Total	$567	$120	$-	$78
8.	Short-Term Borrowings

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

Information related to short-term borrowings is summarized as follows:

(In thousands)	June 30, 2025	December 31, 2024
Securities sold under repurchase agreements	$112,970	$146,942
Other short-term borrowings	-	16,000
Total short-term borrowings	$112,970	$162,942

See Note 5 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

9.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at June 30, 2025. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

In addition, the Company provides certain health care benefits for retired employees. Benefits were accrued over the employees’ active service period. Only employees that were employed by the Company on or before January 1, 2000 are eligible to receive post-retirement health care benefits. These post-retirement benefits are referred to herein as “Other Benefits.”

In connection with the Evans acquisition, the Company assumed the non-contributory, qualified, defined benefit pension plan and the nonqualified supplemental executive retirement plans. Effective May 2, 2025, the Evans defined benefit pension plan was merged into the Plan. The merging of the plans required a valuation as of the merger date and resulted in a $0.9 million adjustment to AOCI. The merging of the plans did not have a significant impact on the Company’s financial statements and related footnotes.

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

The Company made no voluntary contributions to the Pension Benefits and Other Benefits plans during the three and six months ended June 30, 2025 and 2024.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Components of net periodic cost (benefit):
Service cost	$676	$513	$1	$1
Interest cost	1,137	1,006	59	55
Expected return on plan assets	(2,091)	(1,982)	-	-
Net amortization	308	1,452	(1)	(1)
Total net periodic cost (benefit)	$30	$989	$59	$55

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Components of net periodic cost (benefit):
Service cost	$1,369	$1,027	$2	$2
Interest cost	2,206	2,011	118	110
Expected return on plan assets	(4,136)	(3,965)	-	-
Net amortization	633	1,905	(2)	(2)
Total net periodic cost (benefit)	$72	$978	$118	$110

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended June 30,
(In thousands, except per share data)	2025	2024
Basic EPS:
Weighted average common shares outstanding	50,575	47,158
Net income available to common stockholders	$22,510	$32,716
Basic EPS	$0.45	$0.69

Diluted EPS:
Weighted average common shares outstanding	50,575	47,158
Dilutive effect of common stock options and restricted stock	212	225
Weighted average common shares and common share equivalents	50,787	47,383
Net income available to common stockholders	$22,510	$32,716
Diluted EPS	$0.44	$0.69

Anti-dilutive stock options and restricted stock outstanding	23	2

	Six Months Ended June 30,
(In thousands, except per share data)	2025	2024
Basic EPS:
Weighted average common shares outstanding	48,919	47,153
Net income available to common stockholders	$59,255	$66,539
Basic EPS	$1.21	$1.41

Diluted EPS:
Weighted average common shares outstanding	48,919	47,153
Dilutive effect of common stock options and restricted stock	224	228
Weighted average common shares and common share equivalents	49,143	47,381
Net income available to common stockholders	$59,255	$66,539
Diluted EPS	$1.21	$1.40

Anti-dilutive stock options and restricted stock outstanding	-	2

11.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	June 30, 2025	June 30, 2024
AFS securities:
Amortization of unrealized gains related to securities transfer	$70	$91	Interest income
Tax effect	$(17)	$(23)	Income tax (benefit)
Net of tax	$53	$68
Pension and other benefits:
Amortization of net losses	$305	$1,454	Other noninterest expense
Amortization of prior service costs	2	(3)	Other noninterest expense
Tax effect	$(77)	$(363)	Income tax (benefit)
Net of tax	$230	$1,088
Total reclassifications, net of tax	$283	$1,156

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line item in the Consolidated Statements of Comprehensive Income (Loss)
	Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024
AFS securities:
Amortization of unrealized gains related to securities transfer	$145	$187	Interest income
Tax effect	$(36)	$(47)	Income tax (benefit)
Net of tax	$109	$140
Pension and other benefits:
Amortization of net losses	$626	$1,908	Other noninterest expense
Amortization of prior service costs	5	(5)	Other noninterest expense
Tax effect	$(158)	$(476)	Income tax (benefit)
Net of tax	$473	$1,427
Total reclassifications, net of tax	$582	$1,567

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

As of June 30, 2025 and December 31, 2024, the Company had twenty one and twenty-one participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of June 30, 2025
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,377,868	Other assets	$76,666	$1,377,868	Other liabilities	$76,553
Risk participation agreements	98,229	Other assets	86	12,484	Other liabilities	3
Total derivatives not designated as hedging instruments			$76,752			$76,556
Netting adjustments(1)			17,319			-
Net derivatives in the balance sheet			$59,433			$76,556
Derivatives not offset on the balance sheet			$7,282			$7,282
Cash collateral(2)			-			-
Net derivative amounts			$52,151			$69,274
As of December 31, 2024
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,374,800	Other assets	$104,377	$1,374,800	Other liabilities	$104,371
Risk participation agreements	90,725	Other assets	62	18,811	Other liabilities	2
Total derivatives not designated as hedging instruments			$104,439			$104,373
Netting adjustments(1)			23,592			(26)
Net derivatives in the balance sheet			$80,847			$104,399
Derivatives not offset on the balance sheet			$1,792			$1,792
Cash collateral(2)			-			-
Net derivative amounts			$79,055			$102,607

(1)	Netting adjustments represents the amounts recorded to convert derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance on the settle to market rules for cleared derivatives. The CME legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collatral.

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

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
(Decrease) increase in other income	$(4)	$11	$17	$86

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	June 30, 2025
Assets:
AFS securities:
U.S. treasury	$100,209	$-	$-	$100,209
Federal agency	-	226,622	-	226,622
State & municipal	-	88,033	-	88,033
Mortgage-backed	-	539,013	-	539,013
Collateralized mortgage obligations	-	739,728	-	739,728
Corporate	-	35,823	-	35,823
Total AFS securities	$100,209	$1,629,219	$-	$1,729,428
Equity securities	45,658	1,000	-	46,658
Derivatives	-	59,433	-	59,433
Total	$145,867	$1,689,652	$-	$1,835,519
Liabilities:
Derivatives	$-	$76,556	$-	$76,556
Total	$-	$76,556	$-	$76,556

(In thousands)	Level 1	Level 2	Level 3	December 31, 2024
Assets:
AFS securities:
U.S. treasury	$102,790	$-	$-	$102,790
Federal agency	-	218,517	-	218,517
State & municipal	-	87,490	-	87,490
Mortgage-backed	-	464,365	-	464,365
Collateralized mortgage obligations	-	656,488	-	656,488
Corporate	-	45,014	-	45,014
Total AFS securities	$102,790	$1,471,874	$-	$1,574,664
Equity securities	41,372	1,000	-	42,372
Derivatives	-	80,847	-	80,847
Total	$144,162	$1,553,721	$-	$1,697,883
Liabilities:
Derivatives	$-	$104,399	$-	$104,399
Total	$-	$104,399	$-	$104,399

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. Loans with fair value of $14.3 million as of June 30, 2025 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. Loans with fair value of $28.8 million as of December 31, 2024 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		June 30, 2025		December 31, 2024
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$809,664	$735,387	$842,921	$749,945
Net loans	3	11,488,236	11,262,976	9,863,654	9,458,786
Financial liabilities:
Time deposits	2	$1,651,157	$1,640,808	$1,442,505	$1,431,942
Long-term debt	2	44,842	44,901	29,644	29,439
Subordinated debt	1	141,943	140,771	121,401	118,693
Junior subordinated debt	2	111,621	97,070	101,196	105,763

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

HTM Securities - The fair value of the Company’s HTM securities is primarily measured using information from a third-party pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Net Loans - Net loans include portfolio loans and loans held for sale. Loans were first segregated by type and then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments, and those expected future cash flows also includes credit risk, illiquidity risk and other market factors to calculate the exit price fair value in accordance with ASC 820.

Time Deposits - The fair value of time deposits was estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments. The fair values of the Company’s time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Long-Term Debt - The fair value of long-term debt was estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.

Subordinated Debt - The fair value of subordinated debt has been measured using the observable market price as of the period reported.

Junior Subordinated Debt - The fair value of junior subordinated debt has been estimated using a discounted cash flow analysis.

14.	Commitments and Contingencies

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $3.41 billion at June 30, 2025 and $2.84 billion at December 31, 2024.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $58.6 million at June 30, 2025 and $50.8 million at December 31, 2024. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s standby letters of credit was not significant.

In the normal course of business there are various outstanding legal proceedings. The Company accrues for material estimated losses from loss contingencies if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

15.	Segment Reporting

Historically, the Company has operated as a single reportable segment, providing a full range of banking services to retail and commercial customers. However, in accordance with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and as the Bank has grown, management reassessed its operating segment structure to enhance transparency in how financial performance is evaluated and resources are allocated by the chief operating decision maker (“CODM”). The updated guidance enhances disclosures by requiring more detailed information on segment profitability and certain key performance metrics used by management. Segments are components of an enterprise that are regularly evaluated by the CODM to allocate resources and assess performance. The Company’s CODM is its Chief ExecutiveOfficer.

As a result of this reassessment, beginning with the fiscal year ended December 31, 2024, the Company has determined that it now operates through two reportable segments:

Banking - Provides commercial banking, retail banking, and wealth management services primarily to customers in its market area, offering a broad array of banking and financial services to retail, commercial, and municipal customers. Included in Banking are the revenue and expenses from the wealth management business and the parent holding company. The parent company’s principal activities include the direct and indirect ownership of banking and non-banking subsidiaries, as well as the issuance of debt and equity. The parent company’s principal sources of revenue are the management fees and dividends it receives from its subsidiaries. Banking also includes corporate shared service costs such as the majority of equity compensation expense, as well as other general and administrative shared services costs including pension, retirement plan and supplemental retirement plan costs. Currently there is no allocation of these costs to other operating segments.

Retirement Plan Administration - Includes retirement plan and health savings account recordkeeping and administration, investment management, third-party administration, and actuarial services.

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

For the three and six months ended June 30, 2024, the Company only disclosed one reportable segment, as operations were assessed on a consolidated basis. Accordingly, prior year segment data has been retrospectively adjusted to conform to the current period presentation. The Company will continue to evaluate its segment disclosures in accordance with ASU 2023-07 and make necessary adjustments as business operations evolve.

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	Three Months Ended June 30, 2025
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$124,202	$18	$-	$124,220
Provision for loan losses	17,835	-	-	17,835
Net interest income after provision for loan losses	$106,367	$18	$-	$106,385
Noninterest income
Service charges on deposit accounts	$4,578	$-	$-	$4,578
Card services income	6,077	-	-	6,077
Retirement plan administration fees	-	16,081	(371)	15,710
Wealth management	10,153	517	8	10,678
Insurance services	1	-	4,096	4,097
Bank owned life insurance income	2,180	-	-	2,180
Net securities gains (losses)	112	-	-	112
Other	5,018	145	(1,663)	3,500
Total noninterest income	$28,119	$16,743	$2,070	$46,932
Noninterest expense
Salaries and employee benefits	$52,659	$8,700	$2,796	$64,155
Technology and data services	10,341	303	160	10,804
Occupancy	8,687	284	67	9,038
Professional fees and outside services	4,851	521	(351)	5,021
Office supplies and postage	1,783	73	15	1,871
FDIC assessment	1,820	-	-	1,820
Advertising	952	21	1	974
Amortization of intangible assets	2,500	485	57	3,042
Loan collection and other real estate owned, net	489	-	-	489
Acquisition expenses	17,180	-	-	17,180
Other	9,684	274	(1,742)	8,216
Total noninterest expense	$110,946	$10,661	$1,003	$122,610
Income before income tax expense	$23,540	$6,100	$1,067	$30,707
Income tax expense	6,917	1,280	-	8,197
Net income	$16,623	$4,820	$1,067	$22,510
Goodwill	$415,659	$23,877	$14,536	$454,072
Intangible assets, net	56,785	6,504	1,158	64,447
Total assets	18,013,397	48,642	(2,047,258)	16,014,781

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Three Months Ended June 30, 2024
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$97,156	$18	$-	$97,174
Provision for loan losses	8,899	-	-	8,899
Net interest income after provision for loan losses	$88,257	$18	$-	$88,275
Noninterest income
Service charges on deposit accounts	$4,219	$-	$-	$4,219
Card services income	5,587	-	-	5,587
Retirement plan administration fees	-	15,151	(353)	14,798
Wealth management	9,660	500	13	10,173
Insurance services	-	-	3,848	3,848
Bank owned life insurance income	1,834	-	-	1,834
Net securities gains (losses)	(92)	-	-	(92)
Other	4,652	132	(1,919)	2,865
Total noninterest income	$25,860	$15,783	$1,589	$43,232
Noninterest expense
Salaries and employee benefits	$44,349	$8,367	$2,677	$55,393
Technology and data services	8,813	258	178	9,249
Occupancy	7,331	281	59	7,671
Professional fees and outside services	4,515	376	(326)	4,565
Office supplies and postage	1,710	81	13	1,804
FDIC assessment	1,667	-	-	1,667
Advertising	859	12	2	873
Amortization of intangible assets	1,666	451	16	2,133
Loan collection and other real estate owned, net	715	-	-	715
Acquisition expenses	-	-	-	-
Other	7,101	299	(1,882)	5,518
Total noninterest expense	$78,726	$10,125	$737	$89,588
Income before income tax expense	$35,391	$5,676	$852	$41,919
Income tax expense	7,947	1,215	41	9,203
Net income	$27,444	$4,461	$811	$32,716
Goodwill	$324,250	$23,224	$14,377	$361,851
Intangible assets, net	30,624	5,888	323	36,835
Total assets	15,132,919	42,909	(1,673,919)	13,501,909

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not  meet the definition of an operating segment.

	Six Months Ended June 30, 2025
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$231,407	$36	$-	$231,443
Provision for loan losses	25,389	-	-	25,389
Net interest income after provision for loan losses	$206,018	$36	$-	$206,054
Noninterest income
Service charges on deposit accounts	$8,821	$-	$-	$8,821
Card services income	11,394	-	-	11,394
Retirement plan administration fees	-	32,337	(769)	31,568
Wealth management	20,490	1,115	19	21,624
Insurance services	1	-	8,857	8,858
Bank owned life insurance income	5,577	-	-	5,577
Net securities gains (losses)	8	-	-	8
Other	10,631	300	(4,397)	6,534
Total noninterest income	$56,922	$33,752	$3,710	$94,384
Noninterest expense
Salaries and employee benefits	$102,207	$17,154	$5,488	$124,849
Technology and data services	20,142	573	327	21,042
Occupancy	17,379	552	134	18,065
Professional fees and outside services	9,666	1,025	(718)	9,973
Office supplies and postage	3,664	120	29	3,813
FDIC assessment	3,514	-	-	3,514
Advertising	2,070	40	2	2,112
Amortization of intangible assets	4,008	1,029	116	5,153
Loan collection and other real estate owned, net	1,148	-	-	1,148
Acquisition expenses	18,401	-	-	18,401
Other	18,224	508	(4,292)	14,440
Total noninterest expense	$200,423	$21,001	$1,086	$222,510
Income before income tax expense	$62,517	$12,787	$2,624	$77,928
Income tax expense	15,968	2,705	-	18,673
Net income	$46,549	$10,082	$2,624	$59,255
Goodwill	$415,659	$23,877	$14,536	$454,072
Intangible assets, net	56,785	6,504	1,158	64,447
Total assets	18,013,397	48,642	(2,047,258)	16,014,781

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not  meet the definition of an operating segment.

	Six Months Ended June 30, 2024
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$192,313	$35	$-	$192,348
Provision for loan losses	14,478	-	-	14,478
Net interest income after provision for loan losses	$177,835	$35	$-	$177,870
Noninterest income
Service charges on deposit accounts	$8,336	$-	$-	$8,336
Card services income	10,782	-	-	10,782
Retirement plan administration fees	-	29,807	(722)	29,085
Wealth management	18,847	997	26	19,870
Insurance services	1	-	8,235	8,236
Bank owned life insurance income	4,186	-	-	4,186
Net securities gains (losses)	2,091	-	-	2,091
Other	10,458	265	(4,685)	6,038
Total noninterest income	$54,701	$31,069	$2,854	$88,624
Noninterest expense
Salaries and employee benefits	$89,474	$16,260	$5,363	$111,097
Technology and data services	18,093	560	346	18,999
Occupancy	15,089	564	116	15,769
Professional fees and outside services	9,239	845	(666)	9,418
Office supplies and postage	3,468	173	28	3,669
FDIC assessment	3,402	-	-	3,402
Advertising	1,655	27	3	1,685
Amortization of intangible assets	3,348	919	34	4,301
Loan collection and other real estate owned, net	1,268	-	-	1,268
Acquisition expenses	-	-	-	-
Other	15,627	577	(4,451)	11,753
Total noninterest expense	$160,663	$19,925	$773	$181,361
Income before income tax expense	$71,873	$11,179	$2,081	$85,133
Income tax expense	16,001	2,426	167	18,594
Net income	$55,872	$8,753	$1,914	$66,539
Goodwill	$324,250	$23,224	$14,377	$361,851
Intangible assets, net	30,624	5,888	323	36,835
Total assets	15,132,919	42,909	(1,673,919)	13,501,909

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not  meet the definition of an operating segment.

NBT BANCORP INC. AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). When references to “NBT,” “we,” “our,” “us,” and “the Company” are made in this report, we mean NBT Bancorp Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, NBT Bancorp Inc. When we refer to the “Bank” in this report, we mean our only bank subsidiary, NBT Bank, National Association, and its subsidiaries. This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024 for an understanding of the following discussion and analysis.Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results of the full year ending December 31, 2025 or any future period.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions, including actual or potential stress in the banking industry, and the impact they may have on the Company and its customers, and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”) and international trade disputes (including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war, including international military conflicts, or terrorism; (8) the timely development and acceptance of new products and services and the perceived overall value of these products and services by users; (9) changes in consumer spending, borrowing and saving habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisition and integration of acquired businesses; (13) the possibility that NBT may be unable to achieve expected synergies and operating efficiencies in the Evans merger within the expected timeframes or at all or to successfully integrate Evans operations and those of NBT; (14) the ability to increase market share and control expenses; (15) changes in the competitive environment among financial holding companies; (16) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, and the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; (17) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (18) changes in the Company’s organization, compensation and benefit plans; (19) the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; (20) greater than expected costs or difficulties related to the integration of new products and lines of business; and (21) the Company’s success at managing the risks involved in the foregoing items.

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

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with GAAP.Where non-GAAP disclosures are used in this Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables. Management believes that these non-GAAP measures provide useful information that is important to an understanding of the results of the Company’s core business as well as provide information standard in the financial institution industry. Non-GAAP measures should not be considered a substitute for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation.

Critical Accounting Estimates

SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. The Company follows financial accounting and reporting policies that are in accordance with GAAP. Management has reviewed the application of these estimates with the Audit Committee of NBT's Board of Directors. The more significant of these policies are summarized in Note 1 to the consolidated financial statements presented in our 2024 Annual Report on Form 10-K. The allowance for credit losses and unfunded commitments policies are deemed to meet the SEC’s definition of a critical accounting estimate.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of June 30, 2025, the quantitative model incorporated a baseline economic outlook along with an alternative upside and two equally weighted downside scenarios, recessionary conditions and stagflation, sourced from a reputable third-party to accommodate other potential economic conditions in the model. At June 30, 2025, the weightings were 70%, 5% and 25% for the baseline, upside and downside economic forecasts, respectively. The baseline outlook reflected an economic environment where the Northeast unemployment rate increases from 4.3% to 4.8% during the forecast period. National GDP’s annualized growth (on a quarterly basis) is expected to start the third quarter of 2025 at approximately 0.6% and increase to 1.6% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with two 25 basis point cuts at the September and December meetings and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, Northeast unemployment falls from 4.3% in the second quarter of 2025 to 3.7% in the fourth quarter of 2025 and eventually settles at 4.1% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.3% in the second quarter of 2025 to a peak of 7.7% in the third quarter of 2026. The alternative downside stagflation scenario assumes deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.3% in the second quarter of 2025 to 5.8% by the end of the forecast period in the fourth quarter of 2026, with a peak Northeast unemployment rate of 8.1% in the third quarter of 2027. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2025. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, reversion adjustments for the stagflation scenario and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of June 30, 2025, the Company changed the scenario weightings, with a 10% increase to the downside scenarios, equally weighted, and a 10% decrease to the baseline scenario causing a 4% increase in the overall estimated allowance for credit losses. If instead the upside scenario was increased 10% and the baseline scenario was decreased 10%, the overall estimated allowance for credit losses decreased 1%. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of June 30, 2025, the Company increased the downside scenarios, equally weighted, to 100% which resulted in a 29% increase in the overall estimated allowance for credit losses.

The Company’s policies on the CECL methodology for allowance for credit losses are disclosed in Note 1 to the consolidated financial statements presented in our 2024 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2024 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported. The Company’s critical accounting policies are described in detail in Part II Item 7. in the 2024 Annual Report on Form 10-K and there have been no material changes in such policies since the date of that report. Refer to Note 3 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Evans Bancorp, Inc. Merger

On May 2, 2025, the Company completed its acquisition of Evans, through the merger of Evans with and into the Company, with the Company merger. Total consideration for the acquisition was $221.8 million in stock. Evans, with assets of $2.19 billion at December 31, 2024, was headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, was a federally-chartered national banking association operating 18 banking locations in Western New York. The acquisition enhances the Company’s presence in Western New York, including the Buffalo and Rochester communities. In connection with the acquisition, the Company issued 5.1 million shares of common stock and acquired approximately $130.4 million of identifiable net assets, including $1.67 billion of loans, $255.5 million in AFS investment securities, which were subsequently sold during the quarter, $33.2 million of core deposit intangibles as well as $1.86 billion in deposits. As of the acquisition date, the fair value discount was $95.2 million for loans, net of the reclassification of the PCD allowance and $0.6 million net discount related to long-term debt.

The Company incurred acquisition expenses related to the merger of $17.2 million and $18.4 million for the three and six months ended June 30, 2025, respectively.

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

Net income for the three months ended June 30, 2025 was $22.5 million, down $14.2 million from the first quarter of 2025 and down $10.2 million from the second quarter of 2024. Diluted earnings per share were $0.44 for the three months ended June 30, 2025, down $0.33 from the first quarter of 2025 and down $0.25 from the second quarter of 2024. Net income for the six months ended June 30, 2025 was $59.3 million, or $1.21 per diluted common share, down $7.3 million from $66.5 million, or $1.40 per diluted common share for the six months ended June 30, 2024.

Operating net income(1), a non-GAAP measure, was $44.9 million, or $0.88 per diluted common share, for the three months ended June 30, 2025, compared to $0.80 per diluted common share for the first quarter of 2025 and $0.69 per diluted common share for the second quarter of 2024. Operating net income(1), for the six months ended June 30, 2025 was $83.4 million, or $1.70 per diluted common share, up $18.5 million from $64.9 million, or $1.37 per diluted common share for the six months ended June 30, 2024.

The following information should be considered in connection with the Company’s results for the three and six months ended June 30, 2025:

●	The acquisition of Evans by the merger of Evans with and into the Company was completed on May 2, 2025.
●
Net interest income for the three months ended June 30, 2025 was $124.2 million, up $17.0 million, or 15.9%, from the first quarter of 2025 and up $27.0 million, or 27.8%, from the second quarter of 2024. Net interest income for the six months ended June 30, 2025 was $231.4 million, up $39.1 million, or 20.3%, from the same period in 2024.

●
The Company recorded a provision for loan losses of $17.8 million for the three months ended June 30, 2025, compared to $7.6 million in the first quarter of 2025 and $8.9 million in the second quarter of 2024. Provision for loan losses was $25.4 million for the six months ended June 30, 2025 up $10.9 million from the same period in 2024. Included in the provision expense for the three and six months ended June 30, 2025 was $13.0 million of acquisition-related provision for loan losses.

●
Excluding securities gains (losses), noninterest income represented 27% of total revenues and was $46.8 million for the three months ended June 30, 2025, down $0.7 million, or 1.5%, from the first quarter of 2025 and up $3.5 million, or 8.1%, from the second quarter of 2024. Excluding securities gains (losses), noninterest income was $94.4 million for the six months ended June 30, 2025 up $7.8 million for the same period in 2024.

●
Noninterest expense, excluding acquisition expenses, was up $6.8 million, or 6.8%, from the first quarter of 2025 and was up $15.8 million, or 17.7%, from the second quarter of 2024. Noninterest expense, excluding acquisition expenses, was $204.1 million for the six months ended June 30, 2025, up $22.7 million for the same period in 2024.

●	Period end total loans were $11.62 billion, up $1.65 billion from December 31, 2024, including $1.67 billion of loans acquired from Evans.
●	Credit quality metrics including net charge-offs to average loans were 0.17%, annualized, and allowance for loan losses to total loans was 1.21%.
●
Period end total deposits were $13.52 billion, up $1.97 billion from December 31, 2024, including $1.86 billion in deposits acquired from Evans. The loan to deposit ratio was 86.0% as of June 30, 2025 and 86.3% as of December 31, 2024.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Results of Operations

The following table sets forth certain financial highlights:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Performance:
Diluted earnings per share	$0.44	$0.77	$0.69	$1.21	$1.40
Return on average assets(2)	0.59%	1.08%	0.98%	0.82%	1.00%
Return on average equity(2)	5.27%	9.68%	9.12%	7.35%	9.32%
Return on average tangible common equity(2)	8.01%	13.63%	13.23%	10.69%	13.55%
Net interest margin, (FTE)(1)(2)	3.59%	3.44%	3.18%	3.52%	3.16%
Capital:
Equity to assets	11.27%	11.29%	10.83%	11.27%	10.83%
Tangible equity ratio(1)	8.30%	8.68%	8.11%	8.30%	8.11%
Book value per share	$34.46	$33.13	$31.00	$34.46	$31.00
Tangible book value per share(1)	$24.57	$24.74	$22.54	$24.57	$22.54
Leverage ratio	9.55%	10.39%	10.16%	9.55%	10.16%
Common equity tier 1 capital ratio	11.37%	12.12%	11.70%	11.37%	11.70%
Tier 1 capital ratio	11.37%	13.02%	12.61%	11.37%	12.61%
Total risk-based capital ratio	14.48%	15.24%	14.88%	14.48%	14.88%

The following table provides non-GAAP reconciliations:

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Return on average tangible common equity:
Net income	$22,510	$36,745	$32,716	$59,255	$66,539
Amortization of intangible assets (net of tax)	2,282	1,583	1,600	3,865	3,226
Net income, excluding intangible amortization	$24,792	$38,328	$34,316	$63,120	$69,765
Average stockholders’ equity	$1,712,508	$1,538,798	$1,443,351	$1,626,132	$1,436,477
Less: average goodwill and other intangibles	471,159	398,233	399,968	434,897	400,862
Average tangible common equity	$1,241,349	$1,140,565	$1,043,383	$1,191,235	$1,035,615
Return on average tangible common equity(2)	8.01%	13.36%	13.23%	10.69%	13.55%
Tangible equity ratio:
Stockholders’ equity	$1,805,166	$1,565,775	$1,461,955	$1,805,166	$1,461,955
Intangibles	518,519	396,912	398,686	518,519	398,686
Assets	$16,014,781	$13,864,251	$13,501,909	$16,014,781	$13,501,909
Tangible equity ratio	8.30%	8.68%	8.11%	8.30%	8.11%
Tangible book value per share:
Stockholders’ equity	$1,805,166	$1,565,775	$1,461,955	$1,805,166	$1,461,955
Intangibles	518,519	396,912	398,686	518,519	398,686
Tangible equity	$1,286,647	$1,168,863	$1,063,269	$1,286,647	$1,063,269
Diluted common shares outstanding	52,377	47,255	47,165	52,377	47,165
Tangible book value per share	$24.57	$24.74	$22.54	$24.57	$22.54
Operating net income:
Net income	$22,510	$36,745	$32,716	$59,255	$66,539
Acquisition expenses	17,180	1,221	-	18,401	-
Acquisition-related provision for credit losses	13,022	-	-	13,022	-
Acquisition-related reserve for unfunded loan commitments	532	-	-	532	-
Securities (gains) losses	(112)	104	92	(8)	(2,091)
Adjustments to net income	$30,622	$1,325	$92	$31,947	$(2,091)
Adjustments to net income (net of tax)	$22,413	$1,020	$72	$24,120	$(1,631)
Operating net income	$44,923	$37,765	$32,788	$83,375	$64,908
Operating diluted earnings per share	$0.88	$0.80	$0.69	$1.70	$1.37
FTE adjustment:
Net interest income	$124,220	$107,223	$97,174	$231,443	$192,348
FTE adjustment	655	636	658	1,291	1,316
Net interest income (FTE)	$124,875	$107,859	$97,832	$232,734	$193,664
Average earnings assets	$13,958,413	$12,701,136	$12,367,957	$13,333,248	$12,320,807
Net interest margin (FTE)(2)	3.59%	3.44%	3.18%	3.52%	3.16%

(2)	Annualized.

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

Net interest income was $124.2 million for the second quarter of 2025, up $17.0 million, or 15.9%, from the previous quarter. The FTE NIM was 3.59% for the three months ended June 30, 2025, an increase of 15 bps from the previous quarter. Interest income increased $23.2 million, or 15.0%, as the yield on average interest-earning assets increased 17 bps from the prior quarter to 5.12%, while average interest-earning assets of $13.96 billion increased $1.26 billion from the prior quarter, primarily due to the addition of $1.95 billion in interest-earning assets in May 2025 from the Evans acquisition and organic earning asset growth. Interest expense increased $6.2 million, or 13.1%, primarily due to the addition of $1.62 billion in interest-bearing liabilities in May 2025 from the Evans acquisition. Included in net interest income was $5.0 million of acquisition-related net accretion for the three months ended June 30, 2025 compared to $2.2 million of acquisition-related net accretion in the previous quarter.

Net interest income was $124.2 million for the second quarter of 2025, up $27.0 million, or 27.8%, from the second quarter of 2024. The FTE NIM was 3.59% for the three months ended June 30, 2025, an increase of 41 bps from the second quarter of 2024. Interest income increased $26.8 million, or 17.8%, as the yield on average interest-earning assets increased 20 bps from the same period in 2024 to 5.12%, while average interest-earning assets increased $1.59 billion, or 12.9%, from the second quarter of 2024 primarily due to the addition of $1.95 billion in interest-earning assets in May 2025 from the Evans acquisition and organic earning asset growth. Interest expense decreased $0.2 million, or 0.4%, as the cost of interest-bearing liabilities decreased 34 bps to 2.24% for the quarter ended June 30, 2025, primarily due to a 29 bps decrease in interest-bearing deposit costs and lower average balances of short-term borrowings. The decrease in interest expense was partially offset by the addition of $1.62 billion in interest-bearing liabilities, primarily due to the Evans acquisition and organic growth. Included in net interest income was $5.0 million of acquisition-related net accretion for the three months ended June 30, 2025 compared to $2.6 million of acquisition-related net accretion for the three months ended June 30, 2024.

Net interest income for the six months ended June 30, 2025 was $231.4 million, up $39.1 million, or 20.3%, from the same period in 2024. The FTE NIM was 3.52% for the six months ended June 30, 2025, an increase of 36 bps from the same period in 2024. Interest income increased $34.3 million, or 11.5%, as the yield on average interest-earning assets increased 16 bps from the same period in 2024 to 5.04%. Average interest-earning assets of $13.33 billion increased $1.01 billion primarily due to the addition of $1.95 billion in interest-earning assets in May 2025 from the Evans acquisition and organic earning asset growth. Interest expense decreased $4.8 million, or 4.6%, for the six months ended June 30, 2025 as compared to the same period in 2024 driven by interest-bearing deposit costs decreasing 25 bps and lower average balances of short-term borrowings. The decrease in interest expense was partially offset by the addition of $1.62 billion in interest-bearing liabilities in May 2025 from the Evans acquisition and organic growth. Included in net interest income was $7.2 million of acquisition-related net accretion for the six months ended June 30, 2025 compared to $5.1 million of acquisition-related net accretion for the six months ended June 30, 2024.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$146,640	$1,686	4.61%	$48,861	$666	5.48%
Securities taxable(1)	2,486,349	14,890	2.40%	2,280,767	11,171	1.97%
Securities tax-exempt(1) (3)	221,328	2,012	3.65%	226,032	2,001	3.56%
FRB and FHLB stock	39,176	500	5.12%	40,283	742	7.41%
Loans(2) (3)	11,064,920	159,144	5.77%	9,772,014	136,844	5.63%
Total interest-earning assets	$13,958,413	$178,232	5.12%	$12,367,957	$151,424	4.92%
Other assets	1,242,690			1,064,487
Total assets	$15,201,103			$13,432,444
Liabilities and stockholders’ equity:
Money market deposits	$3,808,024	$28,521	3.00%	$3,254,252	$29,544	3.65%
Interest-bearing checking deposits	1,902,392	4,642	0.98%	1,603,695	3,126	0.78%
Savings deposits	1,852,027	1,618	0.35%	1,586,753	181	0.05%
Time deposits	1,600,908	13,438	3.37%	1,391,062	13,837	4.00%
Total interest-bearing deposits	$9,163,351	$48,219	2.11%	$7,835,762	$46,688	2.40%
Federal funds purchased	14,231	160	4.51%	29,945	414	5.56%
Repurchase agreements	89,957	565	2.52%	86,405	332	1.55%
Short-term borrowings	27,845	321	4.62%	155,159	2,153	5.58%
Long-term debt	30,705	296	3.87%	29,734	291	3.94%
Subordinated debt, net	134,684	2,001	5.96%	120,239	1,806	6.04%
Junior subordinated debt	107,948	1,795	6.67%	101,196	1,908	7.58%
Total interest-bearing liabilities	$9,568,721	$53,357	2.24%	$8,358,440	$53,592	2.58%
Demand deposits	3,634,517			3,323,906
Other liabilities	285,357			306,747
Stockholders’ equity	1,712,508			1,443,351
Total liabilities and stockholders’ equity	$15,201,103			$13,432,444
Net interest income (FTE)		$124,875			$97,832
Interest rate spread			2.88%			2.34%
Net interest margin (FTE)			3.59%			3.18%
Taxable equivalent adjustment		$655			$658
Net interest income		$124,220			$97,174

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

Six Months Ended	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$105,150	$2,389	4.58%	$48,416	$1,201	4.99%
Securities taxable(1)	2,444,791	28,520	2.35%	2,279,399	21,977	1.94%
Securities tax-exempt(1) (3)	220,772	3,968	3.62%	228,250	4,053	3.57%
FRB and FHLB stock	36,338	973	5.40%	41,289	1,571	7.65%
Loans(2) (3)	10,526,197	297,422	5.70%	9,723,453	270,217	5.59%
Total interest-earning assets	$13,333,248	$333,272	5.04%	$12,320,807	$299,019	4.88%
Other assets	1,165,806			1,059,937
Total assets	$14,499,054			$13,380,744
Liabilities and stockholders’ equity:
Money market deposits	$3,653,148	$54,719	3.02%	$3,191,706	$57,278	3.61%
Interest-bearing checking deposits	1,792,937	8,135	0.91%	1,601,992	6,120	0.77%
Savings deposits	1,712,624	1,806	0.21%	1,597,206	352	0.04%
Time deposits	1,526,292	26,147	3.45%	1,371,810	27,277	4.00%
Total interest-bearing deposits	$8,685,001	$90,807	2.11%	$7,762,714	$91,027	2.36%
Federal funds purchased	8,287	185	4.50%	24,857	686	5.55%
Repurchase agreements	98,678	1,327	2.71%	84,412	649	1.55%
Short-term borrowings	17,498	400	4.61%	184,275	4,985	5.44%
Long-term debt	29,198	562	3.88%	29,753	581	3.93%
Subordinated debt, net	128,044	3,823	6.02%	120,056	3,606	6.04%
Junior subordinated debt	104,590	3,434	6.62%	101,196	3,821	7.59%
Total interest-bearing liabilities	$9,071,296	$100,538	2.23%	$8,307,263	$105,355	2.55%
Demand deposits	3,510,487			3,340,257
Other liabilities	291,139			296,747
Stockholders’ equity	1,626,132			1,436,477
Total liabilities and stockholders’ equity	$14,499,054			$13,380,744
Net interest income (FTE)		$232,734			$193,664
Interest rate spread			2.81%			2.33%
Net interest margin (FTE)			3.52%			3.16%
Taxable equivalent adjustment		$1,291			$1,316
Net interest income		$231,443			$192,348

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended June 30,	Increase (Decrease) 2025 over 2024
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$1,142	$(122)	$1,020
Securities taxable	1,083	2,636	3,719
Securities tax-exempt	(40)	51	11
FRB and FHLB stock	(20)	(222)	(242)
Loans	18,844	3,456	22,300
Total FTE interest income	$21,009	$5,799	$26,808
Money market deposit accounts	$4,643	$(5,666)	$(1,023)
Interest-bearing checking deposit accounts	650	866	1,516
Savings deposits	35	1,402	1,437
Time deposits	1,950	(2,349)	(399)
Federal funds purchased	(187)	(67)	(254)
Repurchase agreements	14	219	233
Short-term borrowings	(1,515)	(317)	(1,832)
Long-term debt	10	(5)	5
Subordinated debt, net	219	(24)	195
Junior subordinated debt	124	(237)	(113)
Total FTE interest expense	$5,943	$(6,178)	$(235)
Change in FTE net interest income	$15,066	$11,977	$27,043

Six Months Ended June 30,	Increase (Decrease) 2025 over 2024
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$1,293	$(105)	$1,188
Securities taxable	1,661	4,882	6,543
Securities tax-exempt	(141)	56	(85)
FRB and FHLB stock	(173)	(425)	(598)
Loans	21,993	5,212	27,205
Total FTE interest income	$24,633	$9,620	$34,253
Money market deposit accounts	$7,551	$(10,110)	$(2,559)
Interest-bearing checking deposit accounts	774	1,241	2,015
Savings deposits	27	1,427	1,454
Time deposits	2,840	(3,970)	(1,130)
Federal funds purchased	(390)	(111)	(501)
Repurchase agreements	124	554	678
Short-term borrowings	(3,923)	(662)	(4,585)
Long-term debt	(12)	(7)	(19)
Subordinated debt, net	229	(12)	217
Junior subordinated debt	122	(509)	(387)
Total FTE interest expense	$7,342	$(12,159)	$(4,817)
Change in net FTE interest income	$17,291	$21,779	$39,070

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service charges on deposit accounts	$4,578	$4,243	$4,219	$8,821	$8,336
Card services income	6,077	5,317	5,587	11,394	10,782
Retirement plan administration fees	15,710	15,858	14,798	31,568	29,085
Wealth management	10,678	10,946	10,173	21,624	19,870
Insurance services	4,097	4,761	3,848	8,858	8,236
Bank owned life insurance income	2,180	3,397	1,834	5,577	4,186
Net securities gains (losses)	112	(104)	(92)	8	2,091
Other	3,500	3,034	2,865	6,534	6,038
Total noninterest income	$46,932	$47,452	$43,232	$94,384	$88,624

Noninterest income for the three months ended June 30, 2025 was $46.9 million, down $0.5 million, or 1.1%, from the prior quarter and up $3.7 million, or 8.6%, from the second quarter of 2024. Excluding net securities gains (losses), noninterest income for the three months ended June 30, 2025 was $46.8 million, down $0.7 million, or 1.5%, from the prior quarter and up $3.5 million, or 8.1%, from the second quarter of 2024. The decrease from the prior quarter was primarily driven by the decrease in bank owned life insurance income and insurance services income, partially offset by increases in card services income. Bank owned life insurance income decreased from the prior quarter due to a $1.3 million gain recognized in the first quarter of 2025. Insurance services decreased from the prior quarter due to the seasonally higher income in the first quarter. Card services income increased from the prior quarter driven by the Evans acquisition and increased volumes. The increase from the second quarter of 2024 was driven by an increase in card services income, retirement plan administration fees and wealth management fees. Card services income increased from the second quarter of 2024, driven by the Evans acquisition and increased volumes. Retirement plan administration fees increased from the second quarter of 2024, driven by higher market values of assets under administration and the acquisition of a small third-party administrator ("TPA") business in the fourth quarter of 2024. Wealth management fees increased from the second quarter of 2024, driven by market performance and growth in new customer accounts.

Noninterest income for the six months ended June 30, 2025 was $94.4 million, up $5.8 million, or 6.5%, from the same period in 2024. Excluding net securities gains (losses), noninterest income for the six months ended June 30, 2025 was $94.4 million, up $7.8 million, or 9.1%, from the same period in 2024. The increase from the prior year was primarily due to an increase in retirement plan administration fees, wealth management fees and bank owned life insurance income. The increase in retirement plan administration fees was driven by higher market values of assets under administration and the acquisition of a small TPA business in the fourth quarter of 2024. The increase in wealth management fees was driven by market performance and growth in new customer accounts. Bank owned life insurance income increased due to a $1.3 million gain recognized in the first quarter of 2025.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Salaries and employee benefits	$64,155	$60,694	$55,393	$124,849	$111,097
Technology and data services	10,804	10,238	9,249	21,042	18,999
Occupancy	9,038	9,027	7,671	18,065	15,769
Professional fees and outside services	5,021	4,952	4,565	9,973	9,418
Office supplies and postage	1,871	1,942	1,804	3,813	3,669
FDIC assessment	1,820	1,694	1,667	3,514	3,402
Advertising	974	1,138	873	2,112	1,685
Amortization of intangible assets	3,042	2,111	2,133	5,153	4,301
Loan collection and other real estate owned, net	489	659	715	1,148	1,268
Acquisition expenses	17,180	1,221	-	18,401	-
Other	8,216	6,224	5,518	14,440	11,753
Total noninterest expense	$122,610	$99,900	$89,588	$222,510	$181,361

Noninterest expense for the three months ended June 30, 2025 was $122.6 million, up $22.7 million, or 22.7%, from the prior quarter and up $33.0 million, or 36.9%, from the second quarter of 2024. Excluding acquisition expenses, noninterest expense for the three months ended June 30, 2025 was $105.4 million, up $6.8 million, or 6.8%, from the prior quarter and up $15.8 million, or 17.7%, from the second quarter of 2024. The increase from the prior quarter was primarily driven by the Evans acquisition. Salaries and benefits increased from the prior quarter driven by the Evans acquisition, a full quarter of merit pay increases and higher medical costs which were partially offset by lower payroll taxes and stock-based compensation expenses which are seasonally higher in the first quarter. Technology and data services increased over the prior quarter due to the Evans acquisition, the timing of planned initiatives and continued investment in digital platform solutions. The increase in amortization of intangible assets was due to the amortization of the core deposit intangible asset related to the Evans acquisition. The increase from the second quarter of 2024 was driven by higher salaries and employee benefits due to the impact of the Evans acquisition, merit pay increases, higher medical and other benefit costs. Technology and data services increased from the second quarter of 2024 primarily due to the Evans acquisition, timing of planned initiatives and continued investment in digital platform solutions. In addition, the increase in occupancy expense was impacted by additional expenses from the Evans acquisition, higher utilities and higher facilities costs related to new banking locations. Amortization of intangible assets increased due to the Company recording a core deposit intangible of $33.2 million related to the Evans acquisition.

Noninterest expense for the six months ended June 30, 2025 was $222.5 million, up $41.1 million, or 22.7%, from the same period in 2024. Excluding acquisition expenses, noninterest expense for the six months ended June 30, 2025 was $204.1 million, up $22.7 million, or 12.5%, from the same period in 2024. The increase from the prior year was driven by higher salaries and employee benefits due to the Evans acquisition, merit pay increases and higher medical and other benefit costs. The increase in technology and data services was driven by the Evans acquisition, timing of planned initiatives and continued investment in digital platform solutions. Occupancy expense was impacted by additional expenses from the Evans acquisition, higher utilities and higher facilities costs related to new banking locations. In addition, the increase in amortization of intangible assets was due to the amortization of the core deposit intangible asset related to the Evans acquisition.

Income Taxes

Income tax expense for the three months ended June 30, 2025 was $8.2 million, down $2.3 million from the prior quarter and down $1.0 million from the second quarter of 2024. The effective tax rate was 26.7% for the second quarter of 2025 compared to 22.2% for the prior quarter and 22.0% for the second quarter of 2024. The increase in the effective tax rate from the prior quarter and the second quarter of 2024 was primarily due to the estimated impact of acquisition expenses related to the Evans acquisition and a lower level of tax-exempt income as a percentage of total taxable income.

Income tax expense for the six months ended June 30, 2025 was $18.7 million, consistent with the same period in 2024. The effective tax rate was 24.0% for the six months ended June 30, 2025, compared to 21.8% for the six months ended June 30, 2024. The increase in the effective tax rate from 2024 was primarily due to the estimated impact of acquisition expenses related to the Evans acquisition and a lower level of tax-exempt income as a percentage of total taxable income.

On July 4, 2025, The One Big Beautiful Bill Act (the “Bill”) was enacted into law. The significant provisions of the Bill include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act, including international tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. The Company is evaluating the provisions of the Bill but it is not expected to have a material impact on our consolidated financial statements.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $125.8 million, or 5.1%, from December 31, 2024 to June 30, 2025. The securities portfolio represented 16.1% of total assets as of June 30, 2025 as compared to 17.8% of total assets as of December 31, 2024.

The following table details the composition of securities AFS, securities HTM and equity securities for the periods indicated:

	June 30, 2025	December 31, 2024
Mortgage-backed securities:
With maturities 15 years or less	16%	14%
With maturities greater than 15 years	7%	9%
Collateral mortgage obligations	40%	39%
Municipal securities	14%	15%
U.S. agency notes	20%	20%
Corporate	1%	2%
Equity securities	2%	2%
Total	100%	101%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated is as follows:

(In thousands)	June 30, 2025	December 31, 2024
Commercial & industrial	$1,692,335	$1,426,482
Commercial real estate	4,800,494	3,876,698
Residential real estate	2,530,344	2,142,249
Home equity	423,355	334,268
Indirect auto	1,319,401	1,273,253
Residential solar	780,865	820,079
Other consumer	77,886	96,881
Total loans	$11,624,680	$9,969,910

(1)	Loans are summarized by business line which do not align to how the Company assesses credit risk in the allowance for credit losses.

Total loans were $11.62 billion and $9.97 billion at June 30, 2025 and December 31, 2024, respectively. Period end loans increased by $1.65 billion from December 31, 2024 to June 30, 2025, which included $1.67 billion of loans acquired from Evans. Excluding the other consumer and residential solar portfolios, which are in a planned run-off status and the loans acquired from Evans, period end loans increased $38.3 million from December 31, 2024 and increased $221.0 million from June 30, 2024. C&I loans increased $265.9 million to $1.69 billion; CRE loans increased $923.8 million to $4.80 billion; and total consumer loans increased $465.1 million to $5.13 billion. Total loans represent approximately 72.6% of assets as of June 30, 2025, as compared to 72.3% as of December 31, 2024.

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

Within the CRE portfolio, approximately 79% are comprised of Non-Owner Occupied CRE, with the remaining 21% being Owner-Occupied CRE. Non-Owner Occupied CRE includes diverse sectors across the Company’s markets such as residential rental properties (45%), and office spaces (12%), along with retail, manufacturing, mixed use, hotels and others. Notably, office CRE loans account for 4% of the total outstanding loans, predominantly serving suburban medical and professional tenants across suburban and small urban markets. These loans carry an average size of $1.7 million, with 12% maturing over the next two years. As of June 30, 2025 and December 31, 2024, the total CRE construction and development loans amounted to $423.3 million and $314.8 million, respectively.

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

During the first quarter of 2025, the Company performed an annual update to its econometric, PD/LGD models. Segment specific, multi-variate regression model inputs and assumptions were updated and recent period observed losses and behavior were incorporated into the models (“model refreshment”). The incorporation of recent observations did not have a material impact on most loan class segments except for the Auto class segment which resulted in an improvement in PD/LGD outcomes. The total allowance decreased by approximately 3% as of March 31, 2025 due to the model refreshment. During the second quarter of 2025, the Company included an additional downside scenario with stagflation conditions, which is characterized as an economic environment where inflation rises alongside unemployment. Stagflation was identified as an emerging risk as tariff policies begin to impact the economy.

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

The allowance for credit losses totaled $140.2 million at June 30, 2025, as compared to $117.0 million at March 31, 2025 and $120.5 million at June 30, 2024. The allowance for credit losses as a percentage of loans was 1.21% at June 30, 2025, compared to 1.17% at March 31, 2025 and 1.22% at June 30, 2024. The increase in the allowance for credit losses from March 31, 2025 to June 30, 2025 was primarily due to the recording of $20.7 million of allowance for acquired Evans loans as of the acquisition date, which included both the $13.0 million of non-PCD allowance recognized through the provision for loan losses and the $7.7 million of PCD allowance reclassified from loans. In addition, the allowance for credit losses increased due to a modest deterioration in the economic forecast. The increase in the allowance for credit losses from June 30, 2024 to June 30, 2025 was primarily due to the $20.7 million of allowance for acquired Evans loans and a deterioration in the economic forecast, which was partially offset by model refreshment and the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status.

The allowance for credit losses was 302.21% of nonperforming loans at June 30, 2025, compared to 245.33% at March 31, 2025 and 316.37% at June 30, 2024. The increase in the coverage of the allowance to nonperforming and nonaccrual loans from March 31, 2025 to June 30, 2025 was due to the increase in the allowance relating to acquired Evans loans. The decrease in the coverage of the allowance to nonperforming loans from June 30, 2024 to June 30, 2025 was due to an increase in nonaccrual loans which was partially offset by the increase in the allowance relating to acquired Evans loans.

The provision for loan losses was $17.8 million for the three months ended June 30, 2025, compared to $7.6 million in the prior quarter and $8.9 million for the same period in the prior year. Provision expense increased from the prior quarter and the second quarter of 2024 primarily due to $13.0 million of acquisition-related provision for loan losses for non-PCD loans acquired from Evans and a deterioration in economic forecasts, which was partially offset by a decrease in net charge-offs in the current quarter. Net charge-offs totaled $2.4 million during the three months ended June 30, 2025, compared to net charge-offs of $6.6 million during the first quarter of 2025 and $3.7 million in the second quarter of 2024. Net charge-offs to average loans were 9 bps for the three months ended June 30, 2025, compared to 27 bps for the first quarter of 2025 and 15 bps for the three months ended June 30, 2024.

The provision for loan losses was $25.4 million for the six months ended June 30, 2025, compared to $14.5 million for the six months ended June 30, 2024. Provision expense increased from the same period in the prior year primarily due to $13.0 million of acquisition-related provision for loan losses for non-PCD loans acquired from Evans and a deterioration in economic forecasts. This was partially offset by a specific reserve established in the second quarter of 2024, which was subsequently released due to a charge-off in the fourth quarter of 2024. Net charge-offs totaled $8.9 million during the six months ended June 30, 2025, compared to net charge-offs of $8.4 million during the six months ended June 30, 2024. Net charge-offs to average loans was 17 bps for the six months ended June 30, 2025 and 2024.

As of June 30, 2025, the unfunded commitment reserve totaled $6.2 million, compared to $4.5 million as of March 31, 2025 and $4.3 million as of June 30, 2024. The increase in unfunded reserve was caused by increases in pipeline exposure and $0.5 million of acquisition-related provision for unfunded commitments established for unfunded commitments acquired in the Evans acquisition.

Nonperforming assets consist of nonaccrual loans, loans over 90 days past due and still accruing, troubled loans modifications, OREO and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified, C&I and CRE loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$20,540	48%	$32,144	70%
Residential	19,424	45%	10,464	23%
Consumer	2,389	5%	2,529	6%
Troubled loan modifications	828	2%	682	1%
Total nonaccrual loans	$43,181	100%	$45,819	100%
Loans over 90 days past due and still accruing:
Commercial	$33	1%	$-	-
Residential	834	26%	2,411	42%
Consumer	2,344	73%	3,387	58%
Total loans over 90 days past due and still accruing	$3,211	100%	$5,798	100%
Total nonperforming loans	$46,392		$51,617
OREO	345		182
Total nonperforming assets	$46,737		$51,799
Total nonaccrual loans to total loans	0.37%		0.46%
Total nonperforming loans to total loans	0.40%		0.52%
Total nonperforming assets to total assets	0.29%		0.38%
Total allowance for loan losses to total nonperforming loans	302.21%		224.73%
Total allowance for loan losses to nonaccrual loans	324.68%		253.17%

Total nonperforming assets were $46.7 million at June 30, 2025, compared to $51.8 million at December 31, 2024 and $38.2 million at June 30, 2024. Nonperforming loans at June 30, 2025 were $46.4 million or 0.40% of total loans, compared with $51.6 million or 0.52% of total loans at December 31, 2024 and $38.1 million or 0.39% of total loans at June 30, 2024. The increase in nonperforming assets from the same period in the prior year was attributable to the addition of nonperforming loans acquired from the Evans acquisition, partially offset by payoffs of nonperforming commercial real estate loans. The decrease from December 31, 2024 is attributable to the payoff of two nonaccrual loans in the second quarter of 2025, partly offset by the addition of nonperforming loans from the Evans acquisition. Total nonaccrual loans were $43.2 million or 0.37% of total loans at June 30, 2025, compared to $45.8 million or 0.46% of total loans at December 31, 2024 and $34.8 million or 0.35% of total loans at June 30, 2024. Past due loans as a percentage of total loans was 0.38% at June 30, 2025, up from 0.34% at December 31, 2024 and up from 0.30% at June 30, 2024.

In addition to nonperforming loans discussed above, the Company has also identified approximately $195.3 million in potential problem loans at June 30, 2025 as compared to $116.1 million at December 31, 2024 and $125.2 million at June 30, 2024. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Potential problem loans have increased to more normalized levels and the increase primarily relates to a few CRE relationships reflecting changing conditions in certain CRE markets including construction delays, rising costs and delays in leasing up spaces. The increase in potential problem loans at June 30, 2025 compared to December 31, 2024 and June 30, 2024 is primarily due to the addition of $60.5 million in acquired commercial loans from Evans during the second quarter of 2025 and additional migration of commercial loan balances to substandard, the majority of which are adequately secured by the underlying real estate collateral. Most of the increase involves commercial real estate and reflects changing conditions in commercial markets including delays in construction, rising costs and delays in leasing spaces. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loans modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $13.52 billion at June 30, 2025, up $1.97 billion, or 17.0%, from December 31, 2024, which included $1.86 billion in deposits acquired from Evans. Excluding deposits acquired from Evans, deposits increased $104.4 million from December 31, 2024. As of June 30, 2025, there were $219.7 million of brokered time deposits, down from $295.8 million as of December 31, 2024. The Deposit mix characteristics also improved with an increase in demand deposits, interest-bearing checking and money market accounts offset by a decrease in time deposits. The Company’s composition of total deposits is diverse and granular with nearly 615,000 accounts with an average per account balance of $21,979 as of June 30, 2025. As of June 30, 2025 and December 31, 2024 the estimated amounts of uninsured deposits based on the methodologies and assumptions used for the bank regulatory reporting were $5.80 billion and $4.73 billion, respectively. Total average deposits increased $1.09 billion, or 9.8%, from the same period last year due to the $1.86 billion in deposits acquired from Evans in the second quarter of 2025.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $113.0 million at June 30, 2025 compared to $162.9 million at December 31, 2024. Long-term debt was $44.8 million at June 30, 2025 compared to $29.6 million at December 31, 2024. The increase in long-term debt was due to a $40.0 million borrowing acquired in the Evans acquisition, partially offset by the maturity of a $25.0 million borrowing that matured in the first quarter of 2025. As of the acquisition date, the fair value discount was $0.3 million for the acquired long-term debt which is being accreted into interest expense over the life of the debt instrument.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month SOFR plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated debt issuance cost of $2.2 million is being amortized on a straight-line basis into interest expense over five years. The Company repurchased $2.0 million of the subordinated notes in 2022 at a discount of $0.1 million. Subsequent to quarter end, on July 1, 2025, the Company redeemed these subordinated notes in full using existing liquidity sources.

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

Subordinated notes assumed in connection with the Evans acquisition included $20.0 million of 6.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualified as Tier 2 capital, bore interest at an annual rate of 6.00%, payable semi-annually in arrears commencing on January 15, 2021, and a floating rate of interest equivalent to the three-month SOFR plus a spread of 5.90%, payable quarterly in arrears commencing on July 15, 2025. Subsequent to quarter end, on July 15, 2025, the Company redeemed these subordinated notes in full using existing liquidity sources.

As of June 30, 2025 and December 31, 2024 the subordinated debt net of unamortized issuance costs and fair value discount was $141.9 million and $121.2 million, respectively.

Junior Subordinated Debt

In connection with the Evans acquisition, the Company assumed Evans Capital Trust I, a statutory business trust wholly-owned by the Company, which issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 to various investors and $0.3 million of common securities. As of the acquisition date, the fair value discount was $0.9 million which is being amortized into interest expense over the life of the debt instrument.

Collectively, the Company sponsors six business trusts, CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I, Alliance Financial Capital Trust II and Evans Capital Trust I (collectively, the “Trusts”).

Despite the fact that the Trusts are not included in the Company’s consolidated financial statements, $108 million of the $112 million in trust preferred securities issued by these subsidiary trusts was included in the Tier 1 capital of the Company for regulatory capital purposes as allowed by the FRB (NBT Bank owns $1.0 million of CNBF Trust I securities) through March 31, 2025. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital. The aforementioned Trusts are grandfathered with respect to this enactment based on their date of issuance. As of June 30, 2025 in connection with the completion of the Evans acquisition and the Company exceeding $15 billion in assets, the Trusts are now included in Tier 2 capital of the Company for regulatory capital purposes.

Capital Resources

Stockholders’ equity of $1.81 billion represented 11.27% of total assets at June 30, 2025 compared with $1.53 billion, or 11.07% of total assets, as of December 31, 2024. Stockholders’ equity increased $279.0 million from December 31, 2024 driven by the Evans acquisition adding $221.8 million of capital, net income generation of $59.3 million for the six months ended June 30, 2025 and a decrease of $32.6 million in accumulated other comprehensive loss due primarily to the change in the fair value of securities available for sale, partially offset by dividends declared of $33.9 million.

The Company did not purchase shares of its common stock during the three and six months ended June 30, 2025. Under its share repurchase program, the Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of June 30, 2025, there were 1,992,400 shares available for repurchase under this plan authorized on December 18, 2023, which is set to expire on December 31, 2025.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2025 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	June 30, 2025	December 31, 2024
Tier 1 leverage ratio	9.55%	10.24%
Common equity tier 1 capital ratio	11.37%	11.93%
Tier 1 capital ratio	11.37%	12.83%
Total risk-based capital ratio	14.48%	15.03%
Cash dividends as a percentage of net income	57.17%	44.27%
Per common share:
Book value	$34.46	$32.34
Tangible book value(1)	$24.57	$23.88
Tangible equity ratio(2)	8.30%	8.42%

(1)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

The Company’s Interest Rate Sensitivity has remained in a near neutral position. In the declining rate scenarios, net interest income is projected to modestly decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. Conversely in the rising rate scenarios, net interest income increases modestly, impacted by slowing prepayments speeds and increased deposit reactivity; the magnitude of potential impact on earnings may be affected by the ability to lag deposit repricing on interest-bearing checking, savings, MMDA and time accounts. Net interest income for the next twelve months in the +300/+200/+100/-100/-200/-300 bps scenarios, as described above, is within the internal policy risk limits of not more than a 5.0% reduction in net interest income in the +100/-100 bps scenarios, of not more than a 7.5% reduction in net interest income in the +200/-200 bps scenarios and of not more than a 12.0% reduction in net interest income in the +300/-300 bps scenarios. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2025 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps)	net interest income
+300	0.69%
+200	0.84%
+100	0.72%
-100	(0.74)%
-200	(0.94)%
-300	(1.02)%

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At June 30, 2025, the Company’s Basic Surplus measurement was 16.4% of total assets, or $2.63 billion, as compared to the December 31, 2024 Basic Surplus of 17.0%, or $2.34 billion, and was above the Company’s minimum of 5% (calculated at $800.7 million and $689.3 million of period end total assets as June 30, 2025 and December 31, 2024, respectively) set forth in its liquidity policies.

At June 30, 2025 and December 31, 2024, FHLB advances outstanding totaled $44.6 million and $45.6 million, respectively. At June 30, 2025 and December 31, 2024, the Bank had $388.8 million and $199.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.83 billion at June 30, 2025 and $1.71 billion at December 31, 2024. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.00 billion and $957.3 million at June 30, 2025 and December 31, 2024, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.42 billion at June 30, 2025 and $2.01 billion at December 31, 2024. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At June 30, 2025 and December 31, 2024, the Bank had the capacity to borrow $1.17 billion and $1.13 billion, respectively, from this program. The Company’s internal policy authorizes borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $3.94 billion at June 30, 2025 and $3.38 billion at December 31, 2024.

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

At June 30, 2025, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their stockholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At June 30, 2025, approximately $66.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.

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

During the three months ended June 30, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of August 2025.

NBT BANCORP INC.

By:	/s/ Annette L. Burns
Annette L. Burns
Chief Financial Officer