Form 10-Q
period 2025-09-30
NBT BANCORP INC
filed 2025-11-07
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025.

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

As of October 31, 2025, there were 52,315,193 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended September 30, 2025

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

AFS	available for sale
AIR	accrued interest receivable
AOCI	accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
bp(s)	basis point(s)
C&I	commercial & industrial
CECL	current expected credit losses
CME	Chicago Mercantile Exchange Clearing House
CODM	chief operating decision maker
CRE	commercial real estate
EPS	earnings per share
Evans	Evans Bancorp, Inc.
Evans Bank	Evans Bank, National Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
HTM	held to maturity
LGD	loss given default
MMDA	money market deposit accounts
NASDAQ	The NASDAQ Stock Market LLC
NIM	net interest margin
OCC	Office of the Comptroller of the Currency
OREO	other real estate owned
PCD	purchased credit deteriorated
PD	probability of default
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate

ITEM 1. FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Cash and due from banks	$245,757	$205,083
Short-term interest-bearing accounts	394,485	78,973
Equity securities, at fair value	49,607	42,372
Securities available for sale, at fair value	1,813,194	1,574,664
Securities held to maturity (fair value $706,291 and $749,945, respectively)	771,474	842,921
Federal Reserve and Federal Home Loan Bank stock	44,650	33,957
Loans held for sale	3,926	9,744
Loans	11,595,134	9,969,910
Less allowance for loan losses	139,000	116,000
Net loans	$11,456,134	$9,853,910
Premises and equipment, net	98,669	80,840
Goodwill	454,072	362,663
Intangible assets, net	61,018	36,360
Bank owned life insurance	317,677	272,657
Other assets	401,921	392,522
Total assets	$16,112,584	$13,786,666
Liabilities
Demand (noninterest bearing)	$3,871,074	$3,446,068
Savings, interest-bearing checking and money market	8,197,697	6,658,188
Time	1,592,147	1,442,505
Total deposits	$13,660,918	$11,546,761
Short-term borrowings	138,729	162,942
Long-term debt	44,762	29,644
Subordinated debt, net	24,223	121,201
Junior subordinated debt	111,644	101,196
Other liabilities	279,162	298,781
Total liabilities	$14,259,438	$12,260,525
Stockholders’ equity
Preferred stock, $0.01 par value. 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value. 100,000,000 shares authorized; 59,083,155 and 53,974,492 shares issued, respectively	591	540
Additional paid-in-capital	964,116	742,810
Retained earnings	1,160,656	1,100,209
Accumulated other comprehensive loss	(98,880)	(142,098)
Common stock in treasury, at cost, 6,634,501 and 6,779,975 shares, respectively	(173,337)	(175,320)
Total stockholders’ equity	$1,853,146	$1,526,141
Total liabilities and stockholders’ equity	$16,112,584	$13,786,666

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest, fee and dividend income
Interest and fees on loans	$169,301	$141,991	$466,265	$411,743
Securities available for sale	12,063	7,815	33,934	22,501
Securities held to maturity	4,595	5,042	14,379	15,535
Other	4,508	1,382	7,870	4,154
Total interest, fee and dividend income	$190,467	$156,230	$522,448	$453,933
Interest expense
Deposits	$52,101	$49,106	$142,908	$140,133
Short-term borrowings	816	1,431	2,728	7,751
Long-term debt	450	292	1,012	873
Subordinated debt	547	1,810	4,370	5,416
Junior subordinated debt	1,890	1,922	5,324	5,743
Total interest expense	$55,804	$54,561	$156,342	$159,916
Net interest income	$134,663	$101,669	$366,106	$294,017
Provision for loan losses	3,100	2,920	28,489	17,398
Net interest income after provision for loan losses	$131,563	$98,749	$337,617	$276,619
Noninterest income
Service charges on deposit accounts	$5,100	$4,340	$13,921	$12,676
Card services income	6,389	5,897	17,783	16,679
Retirement plan administration fees	15,913	14,578	47,481	43,663
Wealth management	11,103	10,929	32,727	30,799
Insurance services	5,260	4,913	14,118	13,149
Bank owned life insurance income	3,240	1,868	8,817	6,054
Net securities (losses) gains	(2)	476	6	2,567
Other	4,402	2,773	10,936	8,811
Total noninterest income	$51,405	$45,774	$145,789	$134,398
Noninterest expense
Salaries and employee benefits	$66,636	$59,641	$191,485	$170,738
Technology and data services	11,180	9,920	32,222	28,919
Occupancy	9,053	7,754	27,118	23,523
Professional fees and outside services	5,941	4,871	15,914	14,289
Office supplies and postage	2,073	1,756	5,886	5,425
FDIC assessment	2,262	1,815	5,776	5,217
Advertising	833	711	2,945	2,396
Amortization of intangible assets	3,429	2,062	8,582	6,363
Loan collection and other real estate owned, net	719	560	1,867	1,828
Acquisition expenses	1,125	543	19,526	543
Other	7,892	6,112	22,332	17,865
Total noninterest expense	$111,143	$95,745	$333,653	$277,106
Income before income tax expense	$71,825	$48,778	$149,753	$133,911
Income tax expense	17,354	10,681	36,027	29,275
Net income	$54,471	$38,097	$113,726	$104,636
Earnings per share
Basic	$1.04	$0.81	$2.27	$2.22
Diluted	$1.03	$0.80	$2.26	$2.21

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income	$54,471	$38,097	$113,726	$104,636
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains arising during the period, gross	$13,800	$49,019	$55,569	$45,283
Tax effect	(3,449)	(12,255)	(13,892)	(11,321)
Unrealized net holding gains arising during the period, net	$10,351	$36,764	$41,677	$33,962

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$68	$87	$213	$274
Tax effect	(17)	(21)	(53)	(68)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$51	$66	$160	$206

Total securities available for sale, net	$10,402	$36,830	$41,837	$34,168

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$275	$471	$906	$2,374
Tax effect	(69)	(118)	(227)	(594)
Amortization of prior service cost and actuarial losses, net	$206	$353	$679	$1,780

Decrease (increase) in unrecognized actuarial loss, gross	$-	$-	$936	$(1,000)
Tax effect	-	-	(234)	250
Decrease (increase) in unrecognized actuarial loss, net	$-	$-	$702	$(750)

Total pension and other benefits, net	$206	$353	$1,381	$1,030

Total other comprehensive income	$10,608	$37,183	$43,218	$35,198
Comprehensive income	$65,079	$75,280	$156,944	$139,834

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at June 30, 2025	$591	$962,868	$1,125,589	$(109,488)	$(174,394)	$1,805,166
Net income	-	-	54,471	-	-	54,471
Cash dividends - $0.37 per share	-	-	(19,404)	-	-	(19,404)
Net issuance of 71,367 shares to employee and other stock plans	-	(339)	-	-	1,057	718
Stock-based compensation	-	1,587	-	-	-	1,587
Other comprehensive income	-	-	-	10,608	-	10,608
Balance at September 30, 2025	$591	$964,116	$1,160,656	$(98,880)	$(173,337)	$1,853,146

Balance at June 30, 2024	$540	$741,933	$1,058,187	$(162,919)	$(175,786)	$1,461,955
Net income	-	-	38,097	-	-	38,097
Cash dividends - $0.34 per share	-	-	(16,039)	-	-	(16,039)
Net issuance of 11,459 shares to employee and other stock plans	-	(373)	-	-	193	(180)
Stock-based compensation	-	964	-	-	-	964
Other comprehensive income	-	-	-	37,183	-	37,183
Balance at September 30, 2024	$540	$742,524	$1,080,245	$(125,736)	$(175,593)	$1,521,980

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2024	$540	$742,810	$1,100,209	$(142,098)	$(175,320)	$1,526,141
Net income	-	-	113,726	-	-	113,726
Cash dividends - $1.05 per share	-	-	(53,279)	-	-	(53,279)
Issuance of 5,108,663 shares of common stock for acquisition	51	221,716	-	-	-	221,767
Net issuance of 145,474 shares to employee and other stock plans	-	(5,044)	-	-	1,983	(3,061)
Stock-based compensation	-	4,634	-	-	-	4,634
Other comprehensive income	-	-	-	43,218	-	43,218
Balance at September 30, 2025	$591	$964,116	$1,160,656	$(98,880)	$(173,337)	$1,853,146

Balance at December 31, 2023	$540	$740,943	$1,021,831	$(160,934)	$(176,689)	$1,425,691
Net income	-	-	104,636	-	-	104,636
Cash dividends - $0.98 per share	-	-	(46,222)	-	-	(46,222)
Purchase of 7,600 treasury shares	-	-	-	-	(251)	(251)
Net issuance of 74,529 shares to employee and other stock plans	-	(3,574)	-	-	1,347	(2,227)
Stock-based compensation	-	5,155	-	-	-	5,155
Other comprehensive income	-	-	-	35,198	-	35,198
Balance at September 30, 2024	$540	$742,524	$1,080,245	$(125,736)	$(175,593)	$1,521,980

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended September 30,
(In thousands)	2025	2024
Operating activities
Net income	$113,726	$104,636
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	28,489	17,398
Depreciation and amortization of premises and equipment	9,569	8,609
Net amortization on securities	1,219	1,926
Amortization of intangible assets	8,582	6,363
Amortization of operating lease right-of-use assets	6,342	5,615
Excess tax benefit on stock-based compensation	(662)	(185)
Stock-based compensation expense	4,634	5,155
Bank owned life insurance income	(8,817)	(6,054)
Amortization of subordinated debt issuance costs	199	328
Proceeds from sale of loans held for sale	208,465	85,479
Originations of loans held for sale	(202,843)	(85,484)
Net gain on sale of loans held for sale	(512)	(136)
Net securities gains	(6)	(2,567)
Net gains on sale of other real estate owned	(111)	-
Net change in other assets and other liabilities	797	(1,688)
Net cash provided by operating activities	$169,071	$139,395
Investing activities
Net cash provided by (used in) acquisitions	$37,944	$(983)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	160,693	101,583
Proceeds from sales	254,468	2,284
Purchases	(342,763)	(135,436)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	142,526	121,314
Purchases	(68,463)	(71,984)
Equity securities:
Proceeds from sales	491	-
Purchases	-	(18)
Other:
Net decrease (increase) in loans	24,735	(268,954)
Proceeds from Federal Reserve and Federal Home Loan Bank stock redemption	30,264	70,143
Purchases of Federal Reserve and Federal Home Loan Bank stock	(30,876)	(62,014)
Proceeds from settlement of bank owned life insurance	7,897	608
Purchases of premises and equipment, net	(12,271)	(8,111)
Proceeds from sales of other real estate owned	269	-
Net cash provided by (used in) investing activities	$204,914	$(251,568)
Financing activities
Net increase in deposits	$250,108	$619,284
Net decrease in short-term borrowings	(67,213)	(181,692)
Redemption of subordinated debt	(118,000)	-
Repayments of long-term debt	(25,118)	(114)
Proceeds from the issuance of shares to employee and other stock plans	117	61
Cash paid by employer for tax-withholding on stock issuance	(4,414)	(1,623)
Purchase of treasury stock	-	(251)
Cash dividends	(53,279)	(46,222)
Net cash (used in) provided by financing activities	$(17,799)	$389,443
Net increase in cash and cash equivalents	$356,186	$277,270
Cash and cash equivalents at beginning of period	284,056	205,189
Cash and cash equivalents at end of period	$640,242	$482,459

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)
	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$160,370	$162,973
Income taxes paid, net of refund	16,341	17,115
Noncash investing activities:
Loans transferred to other real estate owned	$243	$127
Acquisitions:
Fair value of assets acquired, excluding acquired cash and goodwill	$2,087,439	$1,763
Fair value of liabilities assumed	1,997,253	-

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2025

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

Direct costs related to the acquisition were expensed as incurred. Acquisition integration-related expenses were $1.1 million and $19.5 million during the three and nine months ended September 30, 2025, respectively. These amounts have been separately stated in the unaudited interim consolidated statements of income and are included in operating activities in the unaudited interim consolidated statements of cash flow.

Supplemental Pro Forma Financial Information (Unaudited)

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and nine months ended September 30, 2025 and 2024, as if Evans had been acquired on January 1, 2024. This unaudited pro forma information combines the historical results of Evans with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place at the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands,)	2025	2024	2025	2024
Total revenue, net of interest expense	$186,068	$169,888	$535,434	$486,702
Net income	54,471	43,390	107,338	116,797

Other Acquisitions

In November 2024, the Company, through its subsidiary, NBT Bank, National Association, completed its acquisition of certain assets of PACO, Inc., a third-party administration business based in West Des Moines, Iowa for a total consideration of $3.3 million. As part of the acquisition, the Company recorded goodwill of $0.7 million and a $2.9 million contingent considerations recorded in other liabilities on the consolidated balance sheets as of December 31, 2024.

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

The operating results of the acquired companies are included in the consolidated results after the date of acquisition.

5.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2025
U.S. treasury	$104,221	$32	$(3,173)	$101,080
Federal agency	248,321	-	(19,265)	229,056
State & municipal	93,356	5	(4,664)	88,697
Mortgage-backed:
Government-sponsored enterprises	477,863	1,348	(27,176)	452,035
U.S. government agency securities	116,835	513	(4,080)	113,268
Collateralized mortgage obligations:
Government-sponsored enterprises	621,058	1,810	(29,137)	593,731
U.S. government agency securities	226,606	175	(23,406)	203,375
Corporate	34,000	6	(2,054)	31,952
Total AFS securities	$1,922,260	$3,889	$(112,955)	$1,813,194
As of December 31, 2024
U.S. treasury	$108,838	$59	$(6,107)	$102,790
Federal agency	248,348	-	(29,831)	218,517
State & municipal	95,457	-	(7,967)	87,490
Mortgage-backed:
Government-sponsored enterprises	435,825	2	(41,528)	394,299
U.S. government agency securities	76,528	9	(6,471)	70,066
Collateralized mortgage obligations:
Government-sponsored enterprises	546,685	142	(42,831)	503,996
U.S. government agency securities	179,136	39	(26,683)	152,492
Corporate	48,482	-	(3,468)	45,014
Total AFS securities	$1,739,299	$251	$(164,886)	$1,574,664

There was no allowance for credit losses on AFS securities as of September 30, 2025 and December 31, 2024.

During the three and nine months ended September 30, 2025, there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings. During the three months ended September 30, 2024, there were no gains or losses reclassified out of AOCI and into earnings. During the nine months ended September 30, 2024, the Company sold a previously written-off security and recognized a gain of $2.3 million into earnings in net securities gains (losses) in the unaudited interim consolidated statements of income.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of September 30, 2025
Federal agency	$100,000	$-	$(11,512)	$88,488
Mortgage-backed:
Government-sponsored enterprises	193,775	-	(24,801)	168,974
U.S. government agency securities	13,665	1	(122)	13,544
Collateralized mortgage obligations:
Government-sponsored enterprises	141,398	84	(6,099)	135,383
U.S. government agency securities	57,951	-	(9,746)	48,205
State & municipal	264,685	16	(13,004)	251,697
Total HTM securities	$771,474	$101	$(65,284)	$706,291
As of December 31, 2024
Federal agency	$100,000	$-	$(16,656)	$83,344
Mortgage-backed:
Government-sponsored enterprises	208,579	-	(34,349)	174,230
U.S. government agency securities	15,611	1	(516)	15,096
Collateralized mortgage obligations:
Government-sponsored enterprises	168,018	-	(11,554)	156,464
U.S. government agency securities	60,906	-	(11,245)	49,661
State & municipal	289,807	41	(18,698)	271,150
Total HTM securities	$842,921	$42	$(93,018)	$749,945

At September 30, 2025 and December 31, 2024, all of the mortgage-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities.

The Company recorded no gains from calls on HTM securities for the three and nine months ended September 30, 2025 and 2024.

AFS and HTM securities with amortized costs totaling $1.82 billion at September 30, 2025 and $1.60 billion at December 31, 2024, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at September 30, 2025 and December 31, 2024, AFS and HTM securities with an amortized cost of $213.2 million and $234.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Three Months Ended September 30,
(In thousands)	2025	2024
Net (losses) gains recognized on equity securities	$(2)	$476
Less: Net (losses) gains recognized on equity securities sold during the period	-	-
Unrealized (losses) gains recognized on equity securities still held	$(2)	$476

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net gains (losses) recognized on equity securities	$6	$283
Less: Net gains (losses) recognized on equity securities sold during the period	(35)	-
Unrealized gains (losses) recognized on equity securities still held	$41	$283

As of September 30, 2025 and December 31, 2024, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of credit concern as of September 30, 2025 and 2024. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and nine months ended September 30, 2025 and 2024.

The following table sets forth information with regard to contractual maturities of debt securities at September 30, 2025:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$80,906	$80,486
From one to five years	660,218	625,704
From five to ten years	196,034	187,005
After ten years	985,102	919,999
Total AFS debt securities	$1,922,260	$1,813,194
HTM debt securities:
Within one year	$85,322	$85,264
From one to five years	229,828	214,776
From five to ten years	107,531	98,939
After ten years	348,793	307,312
Total HTM debt securities	$771,474	$706,291

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2025 and December 31, 2024.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities were in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of September 30, 2025
AFS securities:
U.S. treasury	$-	$-	-	$96,046	$(3,173)	5	$96,046	$(3,173)	5
Federal agency	-	-	-	229,056	(19,265)	16	229,056	(19,265)	16
State & municipal	-	-	-	87,933	(4,664)	65	87,933	(4,664)	65
Mortgage-backed	35,208	(282)	4	347,339	(30,974)	143	382,547	(31,256)	147
Collateralized mortgage obligations	47,936	(53)	6	451,292	(52,490)	111	499,228	(52,543)	117
Corporate	-	-	-	25,447	(2,054)	9	25,447	(2,054)	9
Total securities with unrealized losses	$83,144	$(335)	10	$1,237,113	$(112,620)	349	$1,320,257	$(112,955)	359
HTM securities:
Federal agency	$-	$-	-	$88,488	$(11,512)	4	$88,488	$(11,512)	4
Mortgage-backed	10,756	(86)	1	171,725	(24,837)	33	182,481	(24,923)	34
Collateralized mortgage obligation	-	-	-	177,303	(15,845)	47	177,303	(15,845)	47
State & municipal	5,210	(179)	8	153,043	(12,825)	161	158,253	(13,004)	169
Total securities with unrealized losses	$15,966	$(265)	9	$590,559	$(65,019)	245	$606,525	$(65,284)	254
As of December 31, 2024
AFS securities:
U.S. treasury	$-	$-	-	$92,737	$(6,107)	5	$92,737	$(6,107)	5
Federal agency	-	-	-	218,517	(29,831)	16	218,517	(29,831)	16
State & municipal	759	(4)	1	86,731	(7,963)	66	87,490	(7,967)	67
Mortgage-backed	95,153	(1,374)	16	368,589	(46,625)	152	463,742	(47,999)	168
Collateralized mortgage obligations	98,494	(1,128)	14	480,891	(68,386)	116	579,385	(69,514)	130
Corporate	1,478	(9)	1	43,536	(3,459)	14	45,014	(3,468)	15
Total securities with unrealized losses	$195,884	$(2,515)	32	$1,291,001	$(162,371)	369	$1,486,885	$(164,886)	401
HTM securities:
Federal agency	$-	$-	-	$83,344	$(16,656)	4	$83,344	$(16,656)	4
Mortgage-backed	-	-	-	189,271	(34,865)	34	189,271	(34,865)	34
Collateralized mortgage obligations	7,147	(7)	1	198,978	(22,792)	52	206,125	(22,799)	53
State & municipal	9,458	(107)	12	168,945	(18,591)	186	178,403	(18,698)	198
Total securities with unrealized losses	$16,605	$(114)	13	$640,538	$(92,904)	276	$657,143	$(93,018)	289

The Company does not believe the AFS securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, which consisted of 359 and 401 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of September 30, 2025 and December 31, 2024, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $4.7 million and $4.4 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of September 30, 2025 and December 31, 2024. There was no accrued interest reversed against interest income for the three and nine months ended September 30, 2025 or the year ended December 31, 2024 as all securities remained in accrual status. In addition, there were no collateral-dependent HTM debt securities as of September 30, 2025 and December 31, 2024. There was no allowance for credit losses on HTM securities as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, 66% of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises with bond ratings of A to AAA. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2025 and December 31, 2024. The remaining HTM debt securities at September 30, 2025 and December 31, 2024 were comprised of state and municipal obligations with bond ratings of A to AAA excluding the $79.2 million and $84.7 million, respectively, of local municipal bonds which are not rated. Based on the Company’s current expected credit losses (“CECL”) methodology, the expected credit loss on the HTM municipal bond portfolio was deemed immaterial, therefore no allowance for credit loss was recorded as of September 30, 2025 and December 31, 2024. AIR on HTM debt securities totaled $3.6 million at September 30, 2025 and $4.4 million at December 31, 2024 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.
6.	Loans

A summary of loans, net of deferred fees and origination costs, by category(1) is as follows:

(In thousands)	September 30, 2025	December 31, 2024
Commercial & industrial	$1,644,218	$1,426,482
Commercial real estate	4,830,761	3,876,698
Residential mortgage	2,528,565	2,142,249
Home equity	435,584	334,268
Indirect auto	1,327,689	1,273,253
Residential solar	757,982	820,079
Other consumer	70,335	96,881
Total loans	$11,595,134	$9,969,910

(1)	Loans are summarized by business line which does not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Included in the above loans are net deferred loan origination (fees) costs totaling $(41.7) million and $(64.7) million at September 30, 2025 and December 31, 2024, respectively.

7.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $139.0 million at September 30, 2025, compared to $116.0 million at December 31, 2024. The allowance for credit losses as a percentage of loans was 1.20% at September 30, 2025, compared to 1.16% at December 31, 2024.

The allowance for credit losses calculation incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverts to long-term economic conditions over a 4-quarter reversion period on a straight-line basis. The Company considers a baseline, upside and downside economic forecast in measuring the allowance. Starting in the second quarter of 2025, the Company included an additional downside scenario with stagflation conditions, which is characterized as an economic environment where inflation rises alongside unemployment. Stagflation was identified as an emerging risk as tariff policies impact the economy.

The quantitative model as of September 30, 2025 incorporated a baseline economic outlook along with an alternative upside scenario and two equally weighted downside scenarios, recessionary conditions and stagflation, sourced from a reputable third-party to accommodate other potential economic conditions in the model. At September 30, 2025, the weightings were 65%, 5% and 30% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the Northeast unemployment rate increases from 4.4% in the fourth quarter of 2025 to 4.8% by the end of the forecast period, with a peak Northeast unemployment rate of 4.9% in the fourth quarter of 2026. National Gross Domestic Product (“GDP’s”) annualized growth (on a quarterly basis) is expected to start the fourth quarter of 2025 at approximately 0.8% and increase to 1.7% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with two 25 basis point cuts at the September and December meetings and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, Northeast unemployment falls from 4.3% in the third quarter of 2025 to 3.8% in the first quarter of 2026 and eventually settles at 4.1% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.3% in the third quarter of 2025 to a peak of 7.8% in the fourth quarter of 2026. The alternative downside stagflation scenario assumes deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.3% in the third quarter of 2025 to 6% by the end of the forecast period in the first quarter of 2027, with a peak Northeast unemployment rate of 8.2% in the fourth quarter of 2027. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of September 30, 2025. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, reversion adjustments for the stagflation scenario and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

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

There were $336.4 million of PCD loans acquired from Evans during the nine months ended September 30, 2025 which resulted in an allowance for credit losses at acquisition of $7.7 million. There were no loans purchased with credit deterioration during the year ended December 31, 2024. During the nine months ended September 30, 2025, the Company purchased $13.2 million of residential loans at a 4.7% premium with a $145 thousand allowance for credit losses recorded for these loans. During 2024, the Company purchased $3.0 million of residential loans at a 7.0% premium with a $31 thousand allowance for credit losses recorded for these loans.

The Company made a policy election to report AIR in the other assets line item on the consolidated balance sheets. AIR on loans totaled $41.8 million at September 30, 2025 and $34.8 million at December 31, 2024 and with no estimated allowance for credit losses related to AIR as of September 30, 2025 and December 31, 2024 as it is excluded from amortized cost.

The following tables present the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of June 30, 2025	$66,021	$40,869	$33,310	$140,200
Charge-offs	(655)	(5,020)	(721)	(6,396)
Recoveries	224	1,809	63	2,096
Provision	220	2,135	745	3,100
Ending balance as of September 30, 2025	$65,810	$39,793	$33,397	$139,000

Balance as of June 30, 2024	$46,708	$47,918	$25,874	$120,500
Charge-offs	(1,117)	(4,926)	(34)	(6,077)
Recoveries	275	1,789	93	2,157
Provision	1,372	835	713	2,920
Ending balance as of September 30, 2024	$47,238	$45,616	$26,646	$119,500

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2024	$45,453	$43,987	$26,560	$116,000
Allowance for credit loss on PCD acquired loans	7,355	-	371	7,726
Charge-offs	(3,410)	(14,733)	(839)	(18,982)
Recoveries	740	4,781	246	5,767
Provision	15,672	5,758	7,059	28,489
Ending balance as of September 30, 2025	$65,810	$39,793	$33,397	$139,000

Balance as of December 31, 2023	$45,903	$46,427	$22,070	$114,400
Charge-offs	(2,401)	(15,835)	(148)	(18,384)
Recoveries	765	4,999	322	6,086
Provision	2,971	10,025	4,402	17,398
Ending balance as of September 30, 2024	$47,238	$45,616	$26,646	$119,500

The allowance for credit losses as of September 30, 2025 increased compared to the allowance estimates as of December 31, 2024 and September 30, 2024 primarily due to the recording of $20.7 million of allowance for acquired Evans loans as of the acquisition date, which included both the $13.0 million of non-PCD allowance recognized through the provision for loan losses and the $7.7 million of PCD allowance reclassified from loans. In addition, the allowance for credit losses increased due to deterioration in the economic forecast including the change in the forecast scenarios and weightings, partially offset by model refreshment and the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status. The allowance for credit losses decreased slightly compared to the allowance estimates as of June 30, 2025 primarily due to a decrease in loan balances partially offset by the change in the forecast scenarios weightings.
Individually Evaluated Loans

The threshold for evaluating classified, Commercial & Industrial (“C&I”) and Commercial Real Estate (“CRE”) loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. As of September 30, 2025, seven relationships with an amortized cost basis of $16.0 million, including six acquired relationships from Evans, were identified for individual credit loss evaluation. These relationships were in nonaccrual status with no allowance for credit loss. As of December 31, 2024, three relationships were identified for individual credit loss evaluation, had an amortized cost basis of $28.8 million and were in nonaccrual status with no allowance for credit loss. The decrease in the amortized cost basis of individually evaluated loans from December 31, 2024 to September 30, 2025 was primarily attributed to the three relationships resolving through payoff or transfer to other assets in the second quarter of 2025, partially offset by the addition of the previously mentioned six acquired relationships from Evans which had an amortized cost basis of $13.9 million.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of September 30, 2025
Commercial loans:
C&I	$1,567	$1,134	$-	$2,701	$1,871	$1,614,656	$1,619,228
CRE	7,882	3	2,099	9,984	19,522	4,629,616	4,659,122
Total commercial loans	$9,449	$1,137	$2,099	$12,685	$21,393	$6,244,272	$6,278,350
Consumer loans:
Auto	$11,293	$1,732	$870	$13,895	$2,272	$1,287,469	$1,303,636
Residential solar	3,717	1,196	1,093	6,006	195	751,781	757,982
Other consumer	1,165	495	381	2,041	172	86,060	88,273
Total consumer loans	$16,175	$3,423	$2,344	$21,942	$2,639	$2,125,310	$2,149,891
Residential	$6,426	$752	$2,523	$9,701	$22,418	$3,134,774	$3,166,893
Total loans	$32,050	$5,312	$6,966	$44,328	$46,450	$11,504,356	$11,595,134

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2024
Commercial loans:
C&I	$398	$452	$-	$850	$2,116	$1,427,247	$1,430,213
CRE	698	191	-	889	30,028	3,665,223	3,696,140
Total commercial loans	$1,096	$643	$-	$1,739	$32,144	$5,092,470	$5,126,353
Consumer loans:
Auto	$11,527	$2,047	$900	$14,474	$2,054	$1,228,378	$1,244,906
Residential solar	4,066	1,991	1,599	7,656	212	812,211	820,079
Other consumer	1,552	985	888	3,425	263	105,529	109,217
Total consumer loans	$17,145	$5,023	$3,387	$25,555	$2,529	$2,146,118	$2,174,202
Residential	$3,360	$467	$2,411	$6,238	$11,146	$2,651,971	$2,669,355
Total loans	$21,601	$6,133	$5,798	$33,532	$45,819	$9,890,559	$9,969,910

Credit Quality Indicators

The Company has developed an internal loan grading system to evaluate and quantify the Company’s loan portfolio with respect to quality and risk, focusing on, among other things, borrower’s financial strength, experience and depth of borrower’s management, primary and secondary sources of repayment, payment history, nature of the business and industry outlook. The internal grading system enables the Company to monitor the quality of the entire loan portfolio on a consistent basis and provide management with an early warning system, which facilitates recognition of and response to problem loans and potential problem loans.

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

The following tables illustrate the Company’s credit quality by loan class by vintage and includes gross charge-offs by loan class by vintage. Included in other consumer gross charge-offs for the nine months ended September 30, 2025, the Company recorded $0.3 million in overdrawn deposit accounts reported as 2024 originations and $0.5 million in overdrawn deposit accounts reported as 2025 originations. Included in other consumer gross charge-offs for the year ended December 31, 2024, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2023 originations and $0.7 million in overdrawn deposit accounts reported as 2024 originations.

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2025
C&I
By internally assigned grade:
Pass	$173,160	$235,103	$159,193	$159,869	$141,828	$181,012	$424,357	$12,236	$1,486,758
Special mention	51	9,549	5,685	7,943	1,315	9,035	37,201	-	70,779
Substandard	39	2,183	2,820	6,664	11,766	1,330	35,435	1,452	61,689
Doubtful	-	-	-	2	-	-	-	-	2
Total C&I	$173,250	$246,835	$167,698	$174,478	$154,909	$191,377	$496,993	$13,688	$1,619,228
Current-period gross charge-offs	$-	$(260)	$(173)	$(63)	$(25)	$(611)	$-	$-	$(1,132)
CRE
By internally assigned grade:
Pass	$253,786	$486,188	$470,842	$671,895	$593,011	$1,425,217	$349,876	$38,406	$4,289,221
Special mention	5,543	1,795	9,127	56,451	17,236	65,950	26,976	16,567	199,645
Substandard	1,952	13,849	11,240	20,248	17,403	99,350	731	5,483	170,256
Total CRE	$261,281	$501,832	$491,209	$748,594	$627,650	$1,590,517	$377,583	$60,456	$4,659,122
Current-period gross charge-offs	$-	$-	$(178)	$-	$-	$(2,100)	$-	$-	$(2,278)
Auto
By payment activity:
Performing	$443,705	$413,504	$227,396	$154,737	$50,409	$10,743	$-	$-	$1,300,494
Nonperforming	211	1,031	844	694	292	70	-	-	3,142
Total auto	$443,916	$414,535	$228,240	$155,431	$50,701	$10,813	$-	$-	$1,303,636
Current-period gross charge-offs	$(94)	$(1,117)	$(1,091)	$(1,175)	$(519)	$(208)	$-	$-	$(4,204)
Residential solar
By payment activity:
Performing	$1,872	$2,254	$111,363	$374,462	$155,141	$111,602	$-	$-	$756,694
Nonperforming	-	-	109	671	383	125	-	-	1,288
Total residential solar	$1,872	$2,254	$111,472	$375,133	$155,524	$111,727	$-	$-	$757,982
Current-period gross charge-offs	$-	$-	$(828)	$(3,769)	$(1,123)	$(682)	$-	$-	$(6,402)
Other consumer
By payment activity:
Performing	$13,020	$8,614	$4,035	$5,873	$14,830	$16,061	$25,271	$16	$87,720
Nonperforming	3	9	9	84	322	106	10	10	553
Total other consumer	$13,023	$8,623	$4,044	$5,957	$15,152	$16,167	$25,281	$26	$88,273
Current-period gross charge-offs	$(494)	$(390)	$(72)	$(785)	$(1,431)	$(955)	$-	$-	$(4,127)
Residential
By payment activity:
Performing	$109,507	$229,198	$247,961	$414,548	$485,279	$1,282,058	$347,258	$26,143	$3,141,952
Nonperforming	-	1,055	2,769	4,740	2,812	13,530	30	5	24,941
Total residential	$109,507	$230,253	$250,730	$419,288	$488,091	$1,295,588	$347,288	$26,148	$3,166,893
Current-period gross charge-offs	$-	$(16)	$(261)	$(514)	$-	$(48)	$-	$-	$(839)
Total loans	$1,002,849	$1,404,332	$1,253,393	$1,878,881	$1,492,027	$3,216,189	$1,247,145	$100,318	$11,595,134
Current-period gross charge-offs	$(588)	$(1,783)	$(2,603)	$(6,306)	$(3,098)	$(4,604)	$-	$-	$(18,982)

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
C&I
By internally assigned grade:
Pass	$255,824	$166,780	$180,095	$177,839	$118,826	$101,755	$349,443	$3,588	$1,354,150
Special mention	272	3,265	3,461	1,639	307	1,008	22,582	4,374	36,908
Substandard	2,419	3,895	2,183	1,555	173	3,878	23,231	1,751	39,085
Doubtful	-	67	2	1	-	-	-	-	70
Total C&I	$258,515	$174,007	$185,741	$181,034	$119,306	$106,641	$395,256	$9,713	$1,430,213
Current-period gross charge-offs	$-	$(99)	$(1,063)	$(162)	$-	$(1,352)	$-	$-	$(2,676)
CRE
By internally assigned grade:
Pass	$414,835	$352,834	$550,682	$514,134	$414,737	$912,693	$314,574	$45,940	$3,520,429
Special mention	2,573	14,406	23,747	7,440	4,310	16,888	2,044	1,222	72,630
Substandard	-	1,743	19,182	18,111	2,362	61,029	654	-	103,081
Total CRE	$417,408	$368,983	$593,611	$539,685	$421,409	$990,610	$317,272	$47,162	$3,696,140
Current-period gross charge-offs	$-	$-	$-	$(2,366)	$-	$-	$-	$-	$(2,366)
Auto
By payment activity:
Performing	$557,817	$321,545	$238,232	$90,143	$19,931	$14,284	$-	$-	$1,241,952
Nonperforming	594	983	710	459	107	101	-	-	2,954
Total auto	$558,411	$322,528	$238,942	$90,602	$20,038	$14,385	$-	$-	$1,244,906
Current-period gross charge-offs	$(141)	$(1,478)	$(1,610)	$(837)	$(116)	$(347)	$-	$-	$(4,529)
Residential solar
By payment activity:
Performing	$4,381	$121,755	$398,030	$166,018	$56,612	$71,472	$-	$-	$818,268
Nonperforming	-	213	869	488	80	161	-	-	1,811
Total residential solar	$4,381	$121,968	$398,899	$166,506	$56,692	$71,633	$-	$-	$820,079
Current-period gross charge-offs	$-	$(530)	$(4,441)	$(716)	$(201)	$(694)	$-	$-	$(6,582)
Other consumer
By payment activity:
Performing	$16,426	$6,685	$11,792	$27,045	$10,718	$15,881	$19,507	$12	$108,066
Nonperforming	12	43	207	433	209	202	15	30	1,151
Total other consumer	$16,438	$6,728	$11,999	$27,478	$10,927	$16,083	$19,522	$42	$109,217
Current-period gross charge-offs	$(735)	$(330)	$(2,080)	$(4,271)	$(1,036)	$(912)	$-	$-	$(9,364)
Residential
By payment activity:
Performing	$188,657	$222,593	$369,473	$419,053	$246,867	$924,869	$265,351	$18,935	$2,655,798
Nonperforming	580	765	766	2,507	160	8,779	-	-	13,557
Total residential	$189,237	$223,358	$370,239	$421,560	$247,027	$933,648	$265,351	$18,935	$2,669,355
Current-period gross charge-offs	$-	$(34)	$-	$-	$-	$(177)	$-	$-	$(211)
Total loans	$1,444,390	$1,217,572	$1,799,431	$1,426,865	$875,399	$2,133,000	$997,401	$75,852	$9,969,910
Current-period gross charge-offs	$(876)	$(2,471)	$(9,194)	$(8,352)	$(1,353)	$(3,482)	$-	$-	$(25,728)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on unfunded commitments totaled $5.9 million as of September 30, 2025, compared to $4.4 million as of December 31, 2024. The reserve for unfunded loan commitments was $(0.3) million for the three months ended September 30, 2025, compared to $0.3 million for the three months ended September 30, 2024 and was recorded within other noninterest expense in the unaudited interim consolidated statements of income. The reserve for unfunded loan commitments was $1.5 million for the nine months ended September 30, 2025, compared to $(0.6) million for the nine months ended September 30, 2024, and was recorded within other noninterest expense in the unaudited interim consolidated statements of income. Included in the reserve for unfunded loan commitments for the nine months ended September 30, 2025, was $0.5 million of acquisition-related provision for unfunded loan commitments due to the Evans acquisition. The increase for the nine months ended September 30, 2025 is primarily related to increases in pipeline exposure and the Evans acquisition.

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

The following tables show the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended September 30, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables
Residential	$75	0.002%
Total	$75

	Three Months Ended September 30, 2024
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$576	0.022%	$254	0.010%
Total	$576		$254

	Nine Months Ended September 30, 2025
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$958	0.030%	$28	0.001%
Total	$958		$28

	Nine Months Ended September 30, 2024
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$1,054	0.040%	$284	0.011%
Total	$1,054		$284

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulties:

Three Months Ended September 30, 2025
Loan Type	Term Extension
Residential	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers

Three Months Ended September 30, 2024
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 8.2 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 0.25%

Nine Months Ended September 30, 2025
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 5.6 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 0.62%

Nine Months Ended September 30, 2024
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 6.5 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 0.63%

There were no financing receivables that had a payment default during the three months ended September 30, 2025 and 2024, that were modified to borrowers experiencing financial difficulty in the twelve months prior to the default. During the nine months ended September 30, 2025 and 2024 there were $59 thousand and $171 thousand, respectively, of Residential financing receivables with term extension modifications that had payment defaults during the period, that were modified to borrowers experiencing financial difficulty in the twelve months prior to the default.

The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of September 30, 2025
Residential	$1,096	$56	$-	$-
Total	$1,096	$56	$-	$-

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of September 30, 2024
Residential	$1,232	$-	$-	$163
Total	$1,232	$-	$-	$163

8.	Borrowings

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

Information related to short-term borrowings is summarized as follows:

(In thousands)	September 30, 2025	December 31, 2024
Securities sold under repurchase agreements	$138,729	$146,942
Other short-term borrowings	-	16,000
Total short-term borrowings	$138,729	$162,942

See Note 5 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million aggregate principal amount of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualified as Tier 2 capital, bore interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated notes issuance costs of $2.2 million were amortized on a straight-line basis into interest expense over five years.

The subordinated notes were redeemable (1) in whole or in part beginning with the interest payment date of July 1, 2025, and on any interest payment date thereafter or (2) in whole but not in part upon the occurrence of a “Tax Event”, a “Tier 2 Capital Event” or in the event the Company was required to register as an investment company pursuant to the Investment Company Act of 1940, as amended. The redemption price for any redemption was 100% of the principal amount of the subordinated notes being redeemed, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the subordinated notes was subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent required under applicable laws or regulations, including capital regulations. The Company repurchased $2.0 million of the subordinated notes during the year ended December 31, 2022 at a discount of $0.1 million. On July 1, 2025, the Company redeemed these subordinated notes in full using existing liquidity sources.

The subordinated notes assumed in connection with the Salisbury acquisition included $25.0 million of 3.50% fixed-to-floating rate subordinated notes due 2031. The subordinated notes, which qualified as Tier 2 capital, have a maturity date of March 31, 2031 and bore interest at an annual rate of 3.50%, payable quarterly in arrears commencing on June 30, 2021, and a floating rate of interest equivalent to the three-month SOFR plus a spread of 2.80%, payable quarterly in arrears commencing on June 30, 2026. The subordinated notes are redeemable, without penalty, on or after March 31, 2026 and, in certain limited circumstances, prior to that date. As of the acquisition date, the fair value discount was $3.0 million.

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

The following table summarizes the Company’s subordinated debt:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Subordinated notes issued June 2020 - fixed interest rate of 5.00% through June 2025 and a variable interest rate equivalent to three-month SOFR plus 4.85% thereafter, maturing July 1, 2030	$-	$98,000
Subordinated notes issued March 2021 and acquired August 2023 - fixed interest rate of 3.50% through June 2026 and a variable interest rate equivalent to three-month SOFR plus 2.80% thereafter, maturing March 31, 2031	25,000	25,000
Subtotal subordinated notes	$25,000	$123,000
Unamortized debt issuance costs and unamortized fair value discount	(777)	(1,799)
Total subordinated debt, net	$24,223	$121,201

9.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at September 30, 2025. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the Pension Benefits and Other Benefits plans during the three and nine months ended September 30, 2025 and 2024.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Components of net periodic cost (benefit):
Service cost	$696	$552	$1	$1
Interest cost	1,231	1,007	59	58
Expected return on plan assets	(2,142)	(1,972)	-	-
Net amortization	276	472	(1)	(1)
Total net periodic cost (benefit)	$61	$59	$59	$58

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Components of net periodic cost (benefit):
Service cost	$2,065	$1,579	$3	$3
Interest cost	3,437	3,018	177	168
Expected return on plan assets	(6,278)	(5,937)	-	-
Net amortization	909	2,377	(3)	(3)
Total net periodic cost (benefit)	$133	$1,037	$177	$168

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended September 30,
(In thousands, except per share data)	2025	2024
Basic EPS:
Weighted average common shares outstanding	52,426	47,172
Net income available to common stockholders	$54,471	$38,097
Basic EPS	$1.04	$0.81

Diluted EPS:
Weighted average common shares outstanding	52,426	47,172
Dilutive effect of common stock options and restricted stock	217	301
Weighted average common shares and common share equivalents	52,643	47,473
Net income available to common stockholders	$54,471	$38,097
Diluted EPS	$1.03	$0.80

	Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024
Basic EPS:
Weighted average common shares outstanding	50,100	47,159
Net income available to common stockholders	$113,726	$104,636
Basic EPS	$2.27	$2.22

Diluted EPS:
Weighted average common shares outstanding	50,100	47,159
Dilutive effect of common stock options and restricted stock	226	251
Weighted average common shares and common share equivalents	50,326	47,410
Net income available to common stockholders	$113,726	$104,636
Diluted EPS	$2.26	$2.21

There was a nominal number of anti-dilutive stock options and restricted stock outstanding for the nine months ended September 30, 2024, that were not considered in the calculation of diluted EPS.

11.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	September 30, 2025	September 30, 2024
AFS securities:
Amortization of unrealized gains related to securities transfer	$68	$87	Interest income
Tax effect	$(17)	$(21)	Income tax (benefit)
Net of tax	$51	$66
Pension and other benefits:
Amortization of net losses	$273	$474	Other noninterest expense
Amortization of prior service costs	2	(3)	Other noninterest expense
Tax effect	$(69)	$(118)	Income tax (benefit)
Net of tax	$206	$353
Total reclassifications, net of tax	$257	$419

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line item in the Consolidated Statements of Comprehensive Income (Loss)
	Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024
AFS securities:
Amortization of unrealized gains related to securities transfer	$213	$274	Interest income
Tax effect	$(53)	$(68)	Income tax (benefit)
Net of tax	$160	$206
Pension and other benefits:
Amortization of net losses	$899	$2,382	Other noninterest expense
Amortization of prior service costs	7	(8)	Other noninterest expense
Tax effect	$(227)	$(594)	Income tax (benefit)
Net of tax	$679	$1,780
Total reclassifications, net of tax	$839	$1,986

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

As of September 30, 2025 and December 31, 2024, the Company had twenty-two and twenty participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of September 30, 2025
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,333,167	Other assets	$70,322	$1,333,167	Other liabilities	$70,220
Risk participation agreements	97,796	Other assets	71	16,391	Other liabilities	25
Total derivatives not designated as hedging instruments			$70,393			$70,245
Netting adjustments(1)			16,136			-
Net derivatives in the balance sheet			$54,257			$70,245
Derivatives not offset on the balance sheet			$6,556			$6,556
Cash collateral(2)			-			-
Net derivative amounts			$47,701			$63,689
As of December 31, 2024
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,374,800	Other assets	$104,377	$1,374,800	Other liabilities	$104,371
Risk participation agreements	90,725	Other assets	62	18,811	Other liabilities	2
Total derivatives not designated as hedging instruments			$104,439			$104,373
Netting adjustments(1)			23,592			(26)
Net derivatives in the balance sheet			$80,847			$104,399
Derivatives not offset on the balance sheet			$1,792			$1,792
Cash collateral(2)			-			-
Net derivative amounts			$79,055			$102,607

(1)	Netting adjustments represent the amounts recorded to convert derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance on the settle to market rules for cleared derivatives. The CME legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral.

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

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Increase in other income	$161	$65	$178	$151

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	September 30, 2025
Assets:
AFS securities:
U.S. treasury	$101,080	$-	$-	$101,080
Federal agency	-	229,056	-	229,056
State & municipal	-	88,697	-	88,697
Mortgage-backed	-	565,303	-	565,303
Collateralized mortgage obligations	-	797,106	-	797,106
Corporate	-	31,952	-	31,952
Total AFS securities	$101,080	$1,712,114	$-	$1,813,194
Equity securities	48,607	1,000	-	49,607
Derivatives	-	54,257	-	54,257
Total	$149,687	$1,767,371	$-	$1,917,058
Liabilities:
Derivatives	$-	$70,245	$-	$70,245
Total	$-	$70,245	$-	$70,245

(In thousands)	Level 1	Level 2	Level 3	December 31, 2024
Assets:
AFS securities:
U.S. treasury	$102,790	$-	$-	$102,790
Federal agency	-	218,517	-	218,517
State & municipal	-	87,490	-	87,490
Mortgage-backed	-	464,365	-	464,365
Collateralized mortgage obligations	-	656,488	-	656,488
Corporate	-	45,014	-	45,014
Total AFS securities	$102,790	$1,471,874	$-	$1,574,664
Equity securities	41,372	1,000	-	42,372
Derivatives	-	80,847	-	80,847
Total	$144,162	$1,553,721	$-	$1,697,883
Liabilities:
Derivatives	$-	$104,399	$-	$104,399
Total	$-	$104,399	$-	$104,399

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. Loans with fair value of $16.0 million as of September 30, 2025 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. Loans with fair value of $28.8 million as of December 31, 2024 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		September 30, 2025		December 31, 2024
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$771,474	$706,291	$842,921	$749,945
Net loans	3	11,460,060	11,289,816	9,863,654	9,458,786
Financial liabilities:
Time deposits	2	$1,592,147	$1,582,840	$1,442,505	$1,431,942
Long-term debt	2	44,762	44,919	29,644	29,439
Subordinated debt	1	24,223	23,506	121,401	118,693
Junior subordinated debt	2	111,644	97,111	101,196	105,763

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $3.28 billion at September 30, 2025 and $2.84 billion at December 31, 2024.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $61.2 million at September 30, 2025 and $50.8 million at December 31, 2024. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s standby letters of credit was not significant.

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

For the three and nine months ended September 30, 2024, the Company only disclosed one reportable segment, as operations were assessed on a consolidated basis. Accordingly, prior year segment data has been retrospectively adjusted to conform to the current period presentation. The Company will continue to evaluate its segment disclosures in accordance with ASU 2023-07 and make necessary adjustments as business operations evolve.

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	Three Months Ended September 30, 2025
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$134,643	$20	$-	$134,663
Provision for loan losses	3,100	-	-	3,100
Net interest income after provision for loan losses	$131,543	$20	$-	$131,563
Noninterest income
Service charges on deposit accounts	$5,100	$-	$-	$5,100
Card services income	6,389	-	-	6,389
Retirement plan administration fees	-	16,371	(458)	15,913
Wealth management	10,592	507	4	11,103
Insurance services	-	-	5,260	5,260
Bank owned life insurance income	3,240	-	-	3,240
Net securities (losses) gains	(2)	-	-	(2)
Other	6,201	737	(2,536)	4,402
Total noninterest income	$31,520	$17,615	$2,270	$51,405
Noninterest expense
Salaries and employee benefits	$55,447	$8,283	$2,906	$66,636
Technology and data services	10,767	245	168	11,180
Occupancy	8,742	236	75	9,053
Professional fees and outside services	5,826	545	(430)	5,941
Office supplies and postage	1,936	123	14	2,073
FDIC assessment	2,262	-	-	2,262
Advertising	831	-	2	833
Amortization of intangible assets	2,899	475	55	3,429
Loan collection and other real estate owned, net	719	-	-	719
Acquisition expenses	1,125	-	-	1,125
Other	10,007	237	(2,352)	7,892
Total noninterest expense	$100,561	$10,144	$438	$111,143
Income before income tax expense	$62,502	$7,491	$1,832	$71,825
Income tax expense	15,719	1,635	-	17,354
Net income	$46,783	$5,856	$1,832	$54,471
Goodwill	$415,659	$23,877	$14,536	$454,072
Intangible assets, net	53,886	6,029	1,103	61,018
Total assets	18,035,279	52,921	(1,975,616)	16,112,584

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Three Months Ended September 30, 2024
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$101,649	$20	$-	$101,669
Provision for loan losses	2,920	-	-	2,920
Net interest income after provision for loan losses	$98,729	$20	$-	$98,749
Noninterest income
Service charges on deposit accounts	$4,340	$-	$-	$4,340
Card services income	5,897	-	-	5,897
Retirement plan administration fees	-	14,983	(405)	14,578
Wealth management	10,384	534	11	10,929
Insurance services	-	-	4,913	4,913
Bank owned life insurance income	1,868	-	-	1,868
Net securities gains (losses)	476	-	-	476
Other	4,603	138	(1,968)	2,773
Total noninterest income	$27,568	$15,655	$2,551	$45,774
Noninterest expense
Salaries and employee benefits	$48,773	$8,070	$2,798	$59,641
Technology and data services	9,508	261	151	9,920
Occupancy	7,432	251	71	7,754
Professional fees and outside services	4,752	467	(348)	4,871
Office supplies and postage	1,649	82	25	1,756
FDIC assessment	1,815	-	-	1,815
Advertising	661	37	13	711
Amortization of intangible assets	1,562	440	60	2,062
Loan collection and other real estate owned, net	560	-	-	560
Acquisition expenses	543	-	-	543
Other	7,617	248	(1,753)	6,112
Total noninterest expense	$84,872	$9,856	$1,017	$95,745
Income before income tax expense	$41,425	$5,819	$1,534	$48,778
Income tax expense	9,250	1,242	189	10,681
Net income	$32,175	$4,577	$1,345	$38,097
Goodwill	$324,250	$23,224	$14,536	$362,010
Intangible assets, net	29,062	5,448	1,333	35,843
Total assets	15,524,898	47,881	(1,733,227)	13,839,552

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Nine Months Ended September 30, 2025
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$366,050	$56	$-	$366,106
Provision for loan losses	28,489	-	-	28,489
Net interest income after provision for loan losses	$337,561	$56	$-	$337,617
Noninterest income
Service charges on deposit accounts	$13,921	$-	$-	$13,921
Card services income	17,783	-	-	17,783
Retirement plan administration fees	-	48,708	(1,227)	47,481
Wealth management	31,082	1,622	23	32,727
Insurance services	1	-	14,117	14,118
Bank owned life insurance income	8,817	-	-	8,817
Net securities gains (losses)	6	-	-	6
Other	16,832	1,037	(6,933)	10,936
Total noninterest income	$88,442	$51,367	$5,980	$145,789
Noninterest expense
Salaries and employee benefits	$157,654	$25,437	$8,394	$191,485
Technology and data services	30,909	818	495	32,222
Occupancy	26,121	788	209	27,118
Professional fees and outside services	15,492	1,570	(1,148)	15,914
Office supplies and postage	5,600	243	43	5,886
FDIC assessment	5,776	-	-	5,776
Advertising	2,901	40	4	2,945
Amortization of intangible assets	6,907	1,504	171	8,582
Loan collection and other real estate owned, net	1,867	-	-	1,867
Acquisition expenses	19,526	-	-	19,526
Other	28,231	745	(6,644)	22,332
Total noninterest expense	$300,984	$31,145	$1,524	$333,653
Income before income tax expense	$125,019	$20,278	$4,456	$149,753
Income tax expense	31,687	4,340	-	36,027
Net income	$93,332	$15,938	$4,456	$113,726
Goodwill	$415,659	$23,877	$14,536	$454,072
Intangible assets, net	53,886	6,029	1,103	61,018
Total assets	18,035,279	52,921	(1,975,616)	16,112,584

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not  meet the definition of an operating segment.

	Nine Months Ended September 30, 2024
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$293,962	$55	$-	$294,017
Provision for loan losses	17,398	-	-	17,398
Net interest income after provision for loan losses	$276,564	$55	$-	$276,619
Noninterest income
Service charges on deposit accounts	$12,676	$-	$-	$12,676
Card services income	16,679	-	-	16,679
Retirement plan administration fees	-	44,790	(1,127)	43,663
Wealth management	29,231	1,531	37	30,799
Insurance services	1	-	13,148	13,149
Bank owned life insurance income	6,054	-	-	6,054
Net securities gains (losses)	2,567	-	-	2,567
Other	15,061	403	(6,653)	8,811
Total noninterest income	$82,269	$46,724	$5,405	$134,398
Noninterest expense
Salaries and employee benefits	$138,247	$24,330	$8,161	$170,738
Technology and data services	27,601	821	497	28,919
Occupancy	22,521	815	187	23,523
Professional fees and outside services	13,991	1,312	(1,014)	14,289
Office supplies and postage	5,117	255	53	5,425
FDIC assessment	5,217	-	-	5,217
Advertising	2,316	64	16	2,396
Amortization of intangible assets	4,910	1,359	94	6,363
Loan collection and other real estate owned, net	1,828	-	-	1,828
Acquisition expenses	543	-	-	543
Other	23,244	825	(6,204)	17,865
Total noninterest expense	$245,535	$29,781	$1,790	$277,106
Income before income tax expense	$113,298	$16,998	$3,615	$133,911
Income tax expense	25,251	3,668	356	29,275
Net income	$88,047	$13,330	$3,259	$104,636
Goodwill	$324,250	$23,224	$14,536	$362,010
Intangible assets, net	29,062	5,448	1,333	35,843
Total assets	15,524,898	47,881	(1,733,227)	13,839,552

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not  meet the definition of an operating segment.

NBT BANCORP INC. AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). When references to “NBT,” “we,” “our,” “us,” and “the Company” are made in this report, we mean NBT Bancorp Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, NBT Bancorp Inc. When we refer to the “Bank” in this report, we mean our only bank subsidiary, NBT Bank, National Association, and its subsidiaries. This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024 for an understanding of the following discussion and analysis. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of the full year ending December 31, 2025 or any future period.

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

Critical Accounting Estimates

SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. The Company follows financial accounting and reporting policies that are in accordance with GAAP. Management has reviewed the application of these estimates with the Audit Committee of NBT’s Board of Directors. The more significant of these policies are summarized in Note 1 to the consolidated financial statements presented in our 2024 Annual Report on Form 10-K. The allowance for credit losses and unfunded commitments policies are deemed to meet the SEC’s definition of a critical accounting estimate.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of September 30, 2025, the quantitative model incorporated a baseline economic outlook along with an alternative upside scenario and two equally weighted downside scenarios, recessionary conditions and stagflation, sourced from a reputable third-party to accommodate other potential economic conditions in the model. At September 30, 2025, the weightings were 65%, 5% and 30% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the Northeast unemployment rate increases from 4.4% in the fourth quarter of 2025 to 4.8% by the end of the forecast period, with a peak Northeast unemployment rate of 4.9% in the fourth quarter of 2026. National GDP’s annualized growth (on a quarterly basis) is expected to start the fourth quarter of 2025 at approximately 0.8% and increase to 1.7% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with two 25 basis point cuts at the September and December meetings and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, Northeast unemployment falls from 4.3% in the third quarter of 2025 to 3.8% in the first quarter of 2026 and eventually settles at 4.1% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.3% in the third quarter of 2025 to a peak of 7.8% in the fourth quarter of 2026. The alternative downside stagflation scenario assumes deteriorated economic conditions from the baseline outlook. Under this scenario, Northeast unemployment rises from 4.3% in the third quarter of 2025 to 6% by the end of the forecast period in the first quarter of 2027, with a peak Northeast unemployment rate of 8.2% in the fourth quarter of 2027. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of September 30, 2025. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, reversion adjustments for the stagflation scenario and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of September 30, 2025, the Company changed the scenario weightings, with a 10% increase to the downside scenarios, equally weighted, and a 10% decrease to the baseline scenario causing a 3% increase in the overall estimated allowance for credit losses. If instead the upside scenario was increased 10% and the baseline scenario was decreased 10%, the overall estimated allowance for credit losses decreased 1%. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of September 30, 2025, the Company increased the downside scenarios, equally weighted, to 100% which resulted in a 26% increase in the overall estimated allowance for credit losses.

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

Evans Bancorp, Inc. Merger

On May 2, 2025, the Company completed its acquisition of Evans, through the merger of Evans with and into the Company, with the Company surviving the merger. Total consideration for the acquisition was $221.8 million in stock. Evans, with assets of $2.19 billion at December 31, 2024, was headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, was a federally-chartered national banking association operating 18 banking locations in Western New York. The acquisition enhances the Company’s presence in Western New York, including the Buffalo and Rochester communities. In connection with the acquisition, the Company issued 5.1 million shares of common stock and acquired approximately $130.4 million of identifiable net assets, including $1.67 billion of loans, $255.5 million in AFS investment securities, which were sold during the second quarter of 2025, $33.2 million of core deposit intangibles and $1.86 billion in deposits. As of the acquisition date, the fair value discount was $95.2 million for loans, net of the reclassification of the PCD allowance and $0.6 million net discount related to long-term debt.

The Company incurred acquisition expenses related to the merger of $1.1 million and $19.5 million for the three and nine months ended September 30, 2025, respectively.

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

Net income for the three months ended September 30, 2025 was $54.5 million, up $32.0 million from the second quarter of 2025 and up $16.4 million from the third quarter of 2024. Diluted earnings per share were $1.03 for the three months ended September 30, 2025, up $0.59 from the second quarter of 2025 and up $0.23 from the third quarter of 2024. Net income for the nine months ended September 30, 2025 was $113.7 million, or $2.26 per diluted common share, up $9.1 million from $104.6 million, or $2.21 per diluted common share for the nine months ended September 30, 2024.

Operating net income(1), a non-GAAP measure, was $55.3 million, or $1.05 per diluted common share, for the three months ended September 30, 2025, compared to $0.88 per diluted common share for the second quarter of 2025 and $0.80 per diluted common share for the third quarter of 2024. Operating net income(1) for the nine months ended September 30, 2025 was $138.7 million, or $2.76 per diluted common share, up $35.6 million from $103.1 million, or $2.17 per diluted common share for the nine months ended September 30, 2024.

The following information should be considered in connection with the Company’s results for the three and nine months ended September 30, 2025:

●	The acquisition of Evans through the merger of Evans with and into the Company was completed on May 2, 2025.
●
Net interest income for the three months ended September 30, 2025 was $134.7 million, up $10.4 million, or 8.4%, from the second quarter of 2025 and up $33.0 million, or 32.5%, from the third quarter of 2024. Net interest income for the nine months ended September 30, 2025 was $366.1 million, up $72.1 million, or 24.5%, from the same period in 2024.

●
The Company recorded a provision for loan losses of $3.1 million for the three months ended September 30, 2025, compared to $17.8 million in the second quarter of 2025 and $2.9 million in the third quarter of 2024. Provision for loan losses was $28.5 million for the nine months ended September 30, 2025, up $11.1 million from the same period in 2024. Included in the provision expense for the nine months ended September 30, 2025 was $13.0 million of acquisition-related provision for loan losses.

●
Excluding securities (losses) gains, noninterest income represented 28% of total revenues and was $51.4 million for the three months ended September 30, 2025, up $4.6 million, or 9.8%, from the second quarter of 2025 and up $6.1 million, or 13.5%, from the third quarter of 2024. Excluding securities (losses) gains, noninterest income was $145.8 million for the nine months ended September 30, 2025 up $14.0 million for the same period in 2024.

●
Noninterest expense, excluding acquisition expenses, was up $4.6 million, or 4.4%, from the second quarter of 2025 and was up $14.8 million, or 15.6%, from the third quarter of 2024. Noninterest expense, excluding acquisition expenses, was $314.1 million for the nine months ended September 30, 2025, up $37.6 million for the same period in 2024.

●	Period end total loans were $11.60 billion, up $1.63 billion from December 31, 2024, including $1.67 billion of loans acquired from Evans.
●	Credit quality metrics including net charge-offs to average loans were 0.16%, annualized, and allowance for loan losses to total loans was 1.20%.
●
Period end total deposits were $13.66 billion, up $2.11 billion from December 31, 2024, including $1.86 billion in deposits acquired from Evans. The loan to deposit ratio was 84.9% as of September 30, 2025 and 86.3% as of December 31, 2024.

●
In July of 2025, the Company redeemed $118 million of subordinated debt that had a weighted average rate of 5.45% using existing liquidity sources. The $118 million of subordinated debt would have converted to a weighted average floating rate above 9%.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Results of Operations

The following table sets forth certain financial highlights:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Performance:
Diluted earnings per share	$1.03	$0.44	$0.80	$2.26	$2.21
Return on average assets(2)	1.35%	0.59%	1.12%	1.01%	1.04%
Return on average equity(2)	11.86%	5.27%	10.21%	8.99%	9.62%
Return on average tangible common equity(1)(2)	17.35%	8.01%	14.54%	13.07%	13.89%
Net interest margin, (FTE)(1)(2)	3.66%	3.59%	3.27%	3.57%	3.20%
Capital:
Equity to assets	11.50%	11.27%	11.00%	11.50%	11.00%
Tangible equity ratio(1)	8.58%	8.30%	8.36%	8.58%	8.36%
Book value per share	$35.33	$34.46	$32.26	$35.33	$32.26
Tangible book value per share(1)	$25.51	$24.57	$23.83	$25.51	$23.83
Leverage ratio	9.34%	9.55%	10.29%	9.34%	10.29%
Common equity tier 1 capital ratio	11.80%	11.37%	11.86%	11.80%	11.86%
Tier 1 capital ratio	11.80%	11.37%	12.77%	11.80%	12.77%
Total risk-based capital ratio	13.97%	14.48%	15.02%	13.97%	15.02%

The following table provides non-GAAP reconciliations:

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Return on average tangible common equity:
Net income	$54,471	$22,510	$38,097	$113,726	$104,636
Amortization of intangible assets (net of tax)	2,572	2,282	1,547	6,437	4,772
Net income, excluding intangible amortization	$57,043	$24,792	$39,644	$120,163	$109,408
Average stockholders’ equity	$1,821,593	$1,712,508	$1,483,998	$1,692,002	$1,452,433
Less: average goodwill and other intangibles	517,271	471,159	399,113	462,657	400,275
Average tangible common equity	$1,304,322	$1,241,349	$1,084,885	$1,229,345	$1,052,158
Return on average tangible common equity(2)	17.35%	8.01%	14.54%	13.07%	13.89%
Tangible equity ratio:
Stockholders’ equity	$1,853,146	$1,805,166	$1,521,980	$1,853,146	$1,521,980
Intangibles	515,090	518,519	397,853	515,090	397,853
Assets	$16,112,584	$16,014,781	$13,839,552	$16,112,584	$13,839,552
Tangible equity ratio	8.58%	8.30%	8.36%	8.58%	8.36%
Tangible book value per share:
Stockholders’ equity	$1,853,146	$1,805,166	$1,521,980	$1,853,146	$1,521,980
Intangibles	515,090	518,519	397,853	515,090	397,853
Tangible equity	$1,338,056	$1,286,647	$1,124,127	$1,338,056	$1,124,127
Diluted common shares outstanding	52,449	52,377	47,177	52,449	47,177
Tangible book value per share	$25.51	$24.57	$23.83	$25.51	$23.83
Operating net income:
Net income	$54,471	$22,510	$38,097	$113,726	$104,636
Acquisition expenses	1,125	17,180	543	19,526	543
Acquisition-related provision for credit losses	-	13,022	-	13,022	-
Acquisition-related reserve for unfunded loan commitments	-	532	-	532	-
Securities losses (gains)	2	(112)	(476)	(6)	(2,567)
Adjustments to net income	$1,127	$30,622	$67	$33,074	$(2,024)
Adjustments to net income (net of tax)	$851	$22,413	$52	$24,971	$(1,579)
Operating net income	$55,322	$44,923	$38,149	$138,697	$103,057
Operating diluted earnings per share	$1.05	$0.88	$0.80	$2.76	$2.17
FTE adjustment:
Net interest income	$134,663	$124,220	$101,669	$366,106	$294,017
FTE adjustment	594	655	639	1,885	1,955
Net interest income (FTE)	$135,257	$124,875	$102,308	$367,991	$295,972
Average earnings assets	$14,643,524	$13,958,413	$12,447,198	$13,774,806	$12,363,245
Net interest margin (FTE)(2)	3.66%	3.59%	3.27%	3.57%	3.20%

(2)	Annualized.

Net Interest Income

Net interest income is the difference between the interest and dividend income earned on interest-earning assets, primarily loans and securities and the interest expense paid on interest-bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the key determining factors in a financial institution’s performance as it is the principal source of earnings.

Net interest income was $134.7 million for the third quarter of 2025, up $10.4 million, or 8.4%, from the previous quarter. The FTE NIM was 3.66% for the three months ended September 30, 2025, an increase of 7 bps from the previous quarter. Interest income increased $12.9 million, or 7.3%, as the yield on average interest-earning assets increased 6 bps from the prior quarter to 5.18%, while average interest-earning assets of $14.64 billion increased $685.1 million from the prior quarter, primarily due to the full quarter impact from the Evans acquisition. Interest expense increased $2.4 million, or 4.6%, primarily due to the full quarter impact from the Evans acquisition partially offset by the redemption of $118 million of subordinated debt in the beginning of the quarter. Included in net interest income was $6.3 million of acquisition-related net accretion for the three months ended September 30, 2025, compared to $5.0 million of acquisition-related net accretion in the previous quarter.

Net interest income was $134.7 million for the third quarter of 2025, up $33.0 million, or 32.5%, from the third quarter of 2024. The FTE NIM was 3.66% for the three months ended September 30, 2025, an increase of 39 bps from the third quarter of 2024. Interest income increased $34.2 million, or 21.9%, as the yield on average interest-earning assets increased 17 bps from the same period in 2024 to 5.18%, while average interest-earning assets increased $2.20 billion, or 17.6%, from the third quarter of 2024 primarily due to the addition of $1.95 billion in interest-earning assets in May 2025 from the Evans acquisition and organic earning asset growth. Interest expense increased $1.2 million, or 2.3%, primarily due to the addition of $1.62 billion in interest-bearing liabilities from the Evans acquisition and organic growth. The increase in interest expense was partially offset by the redemption of $118 million of subordinated debt in the third quarter of 2025. Included in net interest income was $6.3 million of acquisition-related net accretion for the three months ended September 30, 2025, compared to $2.7 million of acquisition-related net accretion for the three months ended September 30, 2024.

Net interest income for the nine months ended September 30, 2025 was $366.1 million, up $72.1 million, or 24.5%, from the same period in 2024. The FTE NIM was 3.57% for the nine months ended September 30, 2025, an increase of 37 bps from the same period in 2024. Interest income increased $68.5 million, or 15.1%, as the yield on average interest-earning assets increased 16 bps from the same period in 2024 to 5.09%. Average interest-earning assets of $13.77 billion increased $1.41 billion primarily due to the addition of $1.95 billion in interest-earning assets in May 2025 from the Evans acquisition and organic earning asset growth. Interest expense decreased $3.6 million, or 2.2%, for the nine months ended September 30, 2025 as compared to the same period in 2024 driven by interest-bearing deposit costs decreasing 27 bps, lower average balances of short-term borrowings and lower average balances of subordinated debt. The decrease in interest expense was partially offset by the addition of $1.62 billion in interest-bearing liabilities in May 2025 from the Evans acquisition and organic growth. Included in net interest income was $13.6 million of acquisition-related net accretion for the nine months ended September 30, 2025, compared to $7.8 million of acquisition-related net accretion for the nine months ended September 30, 2024.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$338,919	$3,929	4.60%	$62,210	$762	4.87%
Securities taxable(1)	2,464,271	15,294	2.46%	2,266,930	11,359	1.99%
Securities tax-exempt(1) (3)	196,728	1,726	3.48%	217,251	1,897	3.47%
FRB and FHLB stock	42,790	579	5.37%	35,395	620	6.97%
Loans(2) (3)	11,600,816	169,533	5.80%	9,865,412	142,231	5.74%
Total interest-earning assets	$14,643,524	$191,061	5.18%	$12,447,198	$156,869	5.01%
Other assets	1,344,775			1,072,277
Total assets	$15,988,299			$13,519,475
Liabilities and stockholders’ equity:
Money market deposits	$4,077,741	$30,897	3.01%	$3,342,845	$30,907	3.68%
Interest-bearing checking deposits	2,059,009	5,694	1.10%	1,600,547	3,511	0.87%
Savings deposits	1,947,627	2,105	0.43%	1,566,316	188	0.05%
Time deposits	1,633,647	13,405	3.26%	1,442,424	14,500	4.00%
Total interest-bearing deposits	$9,718,024	$52,101	2.13%	$7,952,132	$49,106	2.46%
Federal funds purchased	-	-	-	2,609	35	5.34%
Repurchase agreements	123,573	816	2.62%	98,035	691	2.80%
Short-term borrowings	11	-	4.61%	48,875	705	5.74%
Long-term debt	44,802	450	3.98%	29,696	292	3.91%
Subordinated debt, net	27,085	547	8.01%	120,594	1,810	5.97%
Junior subordinated debt	111,629	1,890	6.72%	101,196	1,922	7.56%
Total interest-bearing liabilities	$10,025,124	$55,804	2.21%	$8,353,137	$54,561	2.60%
Demand deposits	3,849,288			3,389,894
Other liabilities	292,294			292,446
Stockholders’ equity	1,821,593			1,483,998
Total liabilities and stockholders’ equity	$15,988,299			$13,519,475
Net interest income (FTE)		$135,257			$102,308
Interest rate spread			2.97%			2.41%
Net interest margin (FTE)			3.66%			3.27%
Taxable equivalent adjustment		$594			$639
Net interest income		$134,663			$101,669

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

Nine Months Ended	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$183,929	$6,318	4.59%	$53,048	$1,963	4.94%
Securities taxable(1)	2,451,356	43,814	2.39%	2,275,212	33,336	1.96%
Securities tax-exempt(1) (3)	212,670	5,695	3.58%	224,557	5,950	3.54%
FRB and FHLB stock	38,512	1,552	5.39%	39,310	2,191	7.45%
Loans(2) (3)	10,888,339	466,954	5.73%	9,771,118	412,448	5.64%
Total interest-earning assets	$13,774,806	$524,333	5.09%	$12,363,245	$455,888	4.93%
Other assets	1,226,118			1,064,080
Total assets	$15,000,924			$13,427,325
Liabilities and stockholders’ equity:
Money market deposits	$3,796,235	$85,616	3.02%	$3,242,453	$88,185	3.63%
Interest-bearing checking deposits	1,882,602	13,829	0.98%	1,601,507	9,630	0.80%
Savings deposits	1,791,819	3,911	0.29%	1,586,834	541	0.05%
Time deposits	1,562,470	39,552	3.38%	1,395,520	41,777	4.00%
Total interest-bearing deposits	$9,033,126	$142,908	2.12%	$7,826,314	$140,133	2.39%
Federal funds purchased	5,495	185	4.50%	17,387	721	5.54%
Repurchase agreements	107,067	2,142	2.67%	88,986	1,340	2.01%
Short-term borrowings	11,604	401	4.62%	138,812	5,690	5.48%
Long-term debt	34,456	1,012	3.93%	29,734	873	3.92%
Subordinated debt, net	94,022	4,370	6.21%	120,237	5,416	6.02%
Junior subordinated debt	106,963	5,324	6.65%	101,196	5,743	7.58%
Total interest-bearing liabilities	$9,392,733	$156,342	2.23%	$8,322,666	$159,916	2.57%
Demand deposits	3,624,662			3,356,923
Other liabilities	291,527			295,303
Stockholders’ equity	1,692,002			1,452,433
Total liabilities and stockholders’ equity	$15,000,924			$13,427,325
Net interest income (FTE)		$367,991			$295,972
Interest rate spread			2.86%			2.36%
Net interest margin (FTE)			3.57%			3.20%
Taxable equivalent adjustment		$1,885			$1,955
Net interest income		$366,106			$294,017

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended September 30,	Increase (Decrease) 2025 over 2024
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$3,212	$(45)	$3,167
Securities taxable	1,063	2,872	3,935
Securities tax-exempt	(175)	4	(171)
FRB and FHLB stock	116	(157)	(41)
Loans	25,712	1,590	27,302
Total FTE interest income	$29,928	$4,264	$34,192
Money market deposit accounts	$6,180	$(6,190)	$(10)
Interest-bearing checking deposit accounts	1,150	1,033	2,183
Savings deposits	57	1,860	1,917
Time deposits	1,795	(2,890)	(1,095)
Federal funds purchased	(18)	(17)	(35)
Repurchase agreements	173	(48)	125
Short-term borrowings	(589)	(116)	(705)
Long-term debt	152	6	158
Subordinated debt, net	(1,738)	475	(1,263)
Junior subordinated debt	191	(223)	(32)
Total FTE interest expense	$7,353	$(6,110)	$1,243
Change in FTE net interest income	$22,575	$10,374	$32,949

Nine Months Ended September 30,	Increase (Decrease) 2025 over 2024
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$4,504	$(149)	$4,355
Securities taxable	2,718	7,760	10,478
Securities tax-exempt	(322)	67	(255)
FRB and FHLB stock	(44)	(595)	(639)
Loans	47,480	7,026	54,506
Total FTE interest income	$54,336	$14,109	$68,445
Money market deposit accounts	$13,725	$(16,294)	$(2,569)
Interest-bearing checking deposit accounts	1,851	2,348	4,199
Savings deposits	79	3,291	3,370
Time deposits	4,641	(6,866)	(2,225)
Federal funds purchased	(421)	(115)	(536)
Repurchase agreements	306	496	802
Short-term borrowings	(4,519)	(770)	(5,289)
Long-term debt	138	1	139
Subordinated debt, net	(1,218)	172	(1,046)
Junior subordinated debt	313	(732)	(419)
Total FTE interest expense	$14,895	$(18,469)	$(3,574)
Change in net FTE interest income	$39,441	$32,578	$72,019

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service charges on deposit accounts	$5,100	$4,578	$4,340	$13,921	$12,676
Card services income	6,389	6,077	5,897	17,783	16,679
Retirement plan administration fees	15,913	15,710	14,578	47,481	43,663
Wealth management	11,103	10,678	10,929	32,727	30,799
Insurance services	5,260	4,097	4,913	14,118	13,149
Bank owned life insurance income	3,240	2,180	1,868	8,817	6,054
Net securities (losses) gains	(2)	112	476	6	2,567
Other	4,402	3,500	2,773	10,936	8,811
Total noninterest income	$51,405	$46,932	$45,774	$145,789	$134,398

Noninterest income for the three months ended September 30, 2025 was $51.4 million, up $4.5 million, or 9.5%, from the prior quarter and up $5.6 million, or 12.3%, from the third quarter of 2024. Excluding net securities (losses) gains, noninterest income for the three months ended September 30, 2025 was $51.4 million, up $4.6 million, or 9.8%, from the prior quarter and up $6.1 million, or 13.5%, from the third quarter of 2024.

The increase from the prior quarter was primarily driven by an increase in insurance services and bank owned life insurance income. Insurance services increased from the prior quarter due to seasonal renewals. Bank owned life insurance income increased from the prior quarter due to a $0.9 million gain recognized in the third quarter of 2025. Included in other noninterest income for the three months ended September 30, 2025 was a $0.6 million gain related to the finalization of a third-party contractual arrangement. Service charges on deposit accounts and card services income increased from the prior quarter primarily due to the Evans acquisition.

The increase from the third quarter of 2024 was driven by an increase in retirement plan administration fees and bank owned life insurance income. Retirement plan administration fees increased from the third quarter of 2024, driven by higher market values of assets under administration and the acquisition of a small third-party administrator (“TPA”) business in the fourth quarter of 2024. Bank owned life insurance income increased from the third quarter of 2024 due to a $0.9 million gain recognized in the third quarter of 2025. Service charges on deposit accounts, card services income and other noninterest income increased from the third quarter of 2024 primarily due to the Evans acquisition. Included in other noninterest income for the three months ended September 30, 2025 was a $0.6 million gain related to the finalization of a third-party contractual arrangement.

Noninterest income for the nine months ended September 30, 2025 was $145.8 million, up $11.4 million, or 8.5%, from the same period in 2024. Excluding net securities (losses) gains, noninterest income for the nine months ended September 30, 2025 was $145.8 million, up $14.0 million, or 10.6%, from the same period in 2024. The increase from the prior year was primarily due to an increase in retirement plan administration fees, wealth management fees and bank owned life insurance income. The increase in retirement plan administration fees was driven by higher market values of assets under administration and the acquisition of a small TPA business in the fourth quarter of 2024. The increase in wealth management fees was driven by market performance and growth in new customer accounts. Bank owned life insurance income increased due to $2.2 million gain recognized in the first nine months of 2025. Service charges on deposit accounts, card services income and other noninterest income increased from the same period in 2024 primarily due to the Evans acquisition. Included in other noninterest income for the nine months ended September 30, 2025 was a $0.6 million gain related to the finalization of a third-party contractual arrangement.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Salaries and employee benefits	$66,636	$64,155	$59,641	$191,485	$170,738
Technology and data services	11,180	10,804	9,920	32,222	28,919
Occupancy	9,053	9,038	7,754	27,118	23,523
Professional fees and outside services	5,941	5,021	4,871	15,914	14,289
Office supplies and postage	2,073	1,871	1,756	5,886	5,425
FDIC assessment	2,262	1,820	1,815	5,776	5,217
Advertising	833	974	711	2,945	2,396
Amortization of intangible assets	3,429	3,042	2,062	8,582	6,363
Loan collection and other real estate owned, net	719	489	560	1,867	1,828
Acquisition expenses	1,125	17,180	543	19,526	543
Other	7,892	8,216	6,112	22,332	17,865
Total noninterest expense	$111,143	$122,610	$95,745	$333,653	$277,106

Noninterest expense for the three months ended September 30, 2025 was $111.1 million, down $11.5 million, or 9.4%, from the prior quarter and up $15.4 million, or 16.1%, from the third quarter of 2024. Excluding acquisition expenses, noninterest expense for the three months ended September 30, 2025 was $110.0 million, up $4.6 million, or 4.4%, from the prior quarter and up $14.8 million, or 15.6%, from the third quarter of 2024.

The increase from the prior quarter was primarily driven by the Evans acquisition. Salaries and benefits increased from the prior quarter driven by the full quarter impact of the Evans acquisition, higher incentive compensation expenses and higher medical costs. Technology and data services increased over the prior quarter due to the Evans acquisition, timing of planned activities and ongoing investment in enterprise technology initiatives. Occupancy costs were consistent from the prior quarter due to lower seasonal maintenance and utilities costs being offset by the additional expenses from the Evans acquisition. Professional fees and outside services increased from the prior quarter primarily due to the Evans acquisition and the timing of various initiatives. The increase in amortization of intangible assets was due to the amortization of the core deposit intangible asset related to the Evans acquisition.

The increase from the third quarter of 2024 was driven by the Evans acquisition. Salaries and benefits increased from the third quarter of 2024 driven by the impact of the Evans acquisition, merit pay increases, higher medical expenses and higher incentive compensation expenses. Technology and data services increased from the third quarter of 2024 primarily due to the Evans acquisition, timing of planned activities and ongoing investment in enterprise technology initiatives. In addition, the increase in occupancy expense was impacted by additional expenses from the Evans acquisition, higher utilities and higher facilities costs related to new banking locations. Professional fees and outside services increased from the third quarter of 2024 primarily due to the Evans acquisition and the timing of various initiatives. Amortization of intangible assets increased due to the Company recording a core deposit intangible of $33.2 million related to the Evans acquisition.

Noninterest expense for the nine months ended September 30, 2025 was $333.7 million, up $56.5 million, or 20.4%, from the same period in 2024. Excluding acquisition expenses, noninterest expense for the nine months ended September 30, 2025 was $314.1 million, up $37.6 million, or 13.6%, from the same period in 2024. The increase from the prior year was driven by higher salaries and employee benefits due to the Evans acquisition, merit pay increases, higher incentive compensation expenses and higher medical expenses and other benefit costs. The increase in technology and data services was driven by the Evans acquisition and ongoing investment in enterprise technology initiatives. Occupancy expense was impacted by additional expenses from the Evans acquisition, higher utilities and higher facilities costs related to new banking locations. Professional fees and outside services increased from the prior year primarily due to the Evans acquisition. In addition, the increase in amortization of intangible assets was due to the amortization of the core deposit intangible asset related to the Evans acquisition.

Income Taxes

Income tax expense for the three months ended September 30, 2025 was $17.4 million, up $9.2 million from the prior quarter and up $6.7 million from the third quarter of 2024. The effective tax rate was 24.2% for the third quarter of 2025, compared to 26.7% for the prior quarter and 21.9% for the third quarter of 2024. The decrease in the effective tax rate from the prior quarter and the increase from the third quarter of 2024 was primarily due to the impact of nondeductible acquisition expenses related to the Evans acquisition and the level of tax-exempt income as a percentage of total pretax income.

Income tax expense for the nine months ended September 30, 2025 was $36.0 million, up $6.8 million from the same period in 2024. The effective tax rate was 24.1% for the nine months ended September 30, 2025, compared to 21.9% for the nine months ended September 30, 2024. The increase in the effective tax rate from 2024 was primarily due to the estimated impact of nondeductible acquisition expenses related to the Evans acquisition and the level of tax-exempt income as a percentage of total pretax income.

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

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $174.3 million, or 7.1%, from December 31, 2024 to September 30, 2025. The securities portfolio represented 16.3% of total assets as of September 30, 2025 as compared to 17.8% of total assets as of December 31, 2024.

The following table details the composition of securities AFS, securities HTM and equity securities for the periods indicated:

	September 30, 2025	December 31, 2024
Mortgage-backed securities:
With maturities 15 years or less	15%	14%
With maturities greater than 15 years	8%	8%
Collateral mortgage obligations	40%	39%
Municipal securities	14%	15%
U.S. agency notes	20%	20%
Corporate	1%	2%
Equity securities	2%	2%
Total	100%	100%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated is as follows:

(In thousands)	September 30, 2025	December 31, 2024
Commercial & industrial	$1,644,218	$1,426,482
Commercial real estate	4,830,761	3,876,698
Residential mortgage	2,528,565	2,142,249
Home equity	435,584	334,268
Indirect auto	1,327,689	1,273,253
Residential solar	757,982	820,079
Other consumer	70,335	96,881
Total loans	$11,595,134	$9,969,910

(1)	Loans are summarized by business line which do not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Total loans were $11.60 billion and $9.97 billion at September 30, 2025 and December 31, 2024, respectively. Period end loans increased by $1.63 billion from December 31, 2024 to September 30, 2025, which included $1.67 billion of loans acquired from Evans. Excluding the other consumer and residential solar portfolios, which are in a planned run-off status and the loans acquired from Evans, period end loans increased $38.2 million from December 31, 2024 and increased $132.4 million from September 30, 2024. From December 31, 2024 to September 30, 2025 C&I loans increased $217.7 million to $1.64 billion; CRE loans increased $954.1 million to $4.83 billion; and total consumer loans increased $453.4 million to $5.12 billion. Total loans represent approximately 72.0% of assets as of September 30, 2025, as compared to 72.3% as of December 31, 2024.

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

Within the CRE portfolio, approximately 79% are comprised of Non-Owner Occupied CRE, with the remaining 21% being Owner-Occupied CRE. Non-Owner Occupied CRE includes diverse sectors across the Company’s markets such as residential rental properties (45%), and office spaces (13%), along with retail, manufacturing, mixed use, hotels and others. As of September 30, 2025 and December 31, 2024, the total CRE construction and development loans amounted to $427.0 million and $314.8 million, respectively.

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

During the first quarter of 2025, the Company performed an annual update to its econometric, PD/LGD models. Segment specific, multi-variate regression model inputs and assumptions were updated and recent period observed losses and behavior were incorporated into the models (“model refreshment”). The incorporation of recent observations did not have a material impact on most loan class segments except for the Auto class segment which resulted in an improvement in PD/LGD outcomes. The total allowance decreased by approximately 3% as of March 31, 2025 due to the model refreshment. Starting in the second quarter of 2025, the Company included an additional downside scenario with stagflation conditions, which is characterized as an economic environment where inflation rises alongside unemployment. Stagflation was identified as an emerging risk as tariff policies impact the economy.

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

The allowance for credit losses totaled $139.0 million at September 30, 2025, as compared to $140.2 million at June 30, 2025 and $119.5 million at September 30, 2024. The allowance for credit losses as a percentage of loans was 1.20% at September 30, 2025, compared to 1.21% at June 30, 2025 and 1.21% at September 30, 2024. The decrease in the allowance for credit losses from June 30, 2025 to September 30, 2025 was primarily driven by portfolio mix changes resulting from the run-off of the other consumer and residential solar portfolios which were partially offset by a modest deterioration in economic forecasts. The increase in the allowance for credit losses from September 30, 2024 to September 30, 2025 was primarily due to the recording of $20.7 million of allowance for acquired Evans loans as of the acquisition date, which included both $13.0 million of non-PCD allowance recognized through the provision for loan losses and the $7.7 million of PCD allowance reclassified from loans and a modest deterioration in the economic forecast. This increase was partially offset by model refreshment and the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status.

The allowance for credit losses was 260.22% of nonperforming loans at September 30, 2025, compared to 302.21% at June 30, 2025 and 320.21% at September 30, 2024. The decrease in the coverage of the allowance to nonperforming and nonaccrual loans from June 30, 2025 to September 30, 2025 was due to the increase in nonaccrual loans. The decrease in the coverage of the allowance to nonperforming loans from September 30, 2024 to September 30, 2025 was due to an increase in nonaccrual loans, partially offset by the increase in the allowance relating to acquired Evans loans.

The provision for loan losses was $3.1 million for the three months ended September 30, 2025, compared to $17.8 million in the prior quarter and $2.9 million for the same period in the prior year. Provision expense decreased from the prior quarter due to the $13.0 million of acquisition-related provision for loan losses recorded in the second quarter of 2025. Provision expense increased from the third quarter of 2024 due to a slight increase in net charge-offs. Net charge-offs totaled $4.3 million during the three months ended September 30, 2025, compared to net charge-offs of $2.4 million during the second quarter of 2025 and $3.9 million in the third quarter of 2024. Net charge-offs to average loans were 15 bps for the three months ended September 30, 2025, compared to 9 bps for the second quarter of 2025 and 16 bps for the three months ended September 30, 2024.

The provision for loan losses was $28.5 million for the nine months ended September 30, 2025, compared to $17.4 million for the nine months ended September 30, 2024. Provision expense increased from the same period in the prior year primarily due to $13.0 million of acquisition-related provision for loan losses for non-PCD loans acquired from Evans and a deterioration in economic forecasts. This was partially offset by a specific reserve established in the second quarter of 2024, which was subsequently released due to a charge-off in the fourth quarter of 2024 and an increase in current period net charge-offs. Net charge-offs totaled $13.2 million during the nine months ended September 30, 2025, compared to net charge-offs of $12.3 million during the nine months ended September 30, 2024. Net charge-offs to average loans was 16 bps for the nine months ended September 30, 2025 and 17 bps for the nine months ended September 30, 2024.

As of September 30, 2025, the unfunded commitment reserve totaled $5.9 million, compared to $6.2 million as of June 30, 2025 and $4.6 million as of September 30, 2024. The decrease in the unfunded reserve from the prior quarter was caused by a slight decline in pipeline exposure. The increase from the same period in the prior year was caused by an increase in pipeline exposure and $0.5 million of acquisition-related provision for unfunded commitments established for unfunded commitments acquired in the Evans acquisition.

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

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$21,393	46%	$32,144	70%
Residential	22,156	48%	10,464	23%
Consumer	2,639	5%	2,529	6%
Troubled loan modifications	262	1%	682	1%
Total nonaccrual loans	$46,450	100%	$45,819	100%
Loans over 90 days past due and still accruing:
Commercial	$2,099	30%	$-	-
Residential	2,523	36%	2,411	42%
Consumer	2,344	34%	3,387	58%
Total loans over 90 days past due and still accruing	$6,966	100%	$5,798	100%
Total nonperforming loans	$53,416		$51,617
OREO	267		182
Total nonperforming assets	$53,683		$51,799
Total nonaccrual loans to total loans	0.40%		0.46%
Total nonperforming loans to total loans	0.46%		0.52%
Total nonperforming assets to total assets	0.33%		0.38%
Total allowance for loan losses to total nonperforming loans	260.22%		224.73%
Total allowance for loan losses to nonaccrual loans	299.25%		253.17%

Total nonperforming assets were $53.7 million at September 30, 2025, compared to $51.8 million at December 31, 2024 and $37.4 million at September 30, 2024. Nonperforming loans at September 30, 2025 were $53.4 million or 0.46% of total loans, compared with $51.6 million or 0.52% of total loans at December 31, 2024 and $37.3 million or 0.38% of total loans at September 30, 2024. The increase in nonperforming assets from the same period in the prior year was attributable to the addition of nonperforming loans acquired from the Evans acquisition, partially offset by payoffs of nonperforming commercial real estate loans. The increase from December 31, 2024 is primarily attributable to the addition of nonperforming loans from the Evans acquisition. These increases were partially offset by the payoff of two nonaccrual loans in the second quarter of 2025. Total nonaccrual loans were $46.5 million or 0.40% of total loans at September 30, 2025, compared to $45.8 million or 0.46% of total loans at December 31, 2024 and $33.3 million or 0.34% of total loans at September 30, 2024. Past due loans as a percentage of total loans were 0.38% at September 30, 2025, up from 0.34% at December 31, 2024 and up from 0.36% at September 30, 2024.

In addition to nonperforming loans discussed above, the Company has also identified approximately $211.3 million in potential problem loans at September 30, 2025, as compared to $116.1 million at December 31, 2024 and $119.9 million at September 30, 2024. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” The increase in potential problem loans at September 30, 2025, compared to December 31, 2024 and September 30, 2024 is primarily due to the addition of $60.5 million in acquired commercial loans from Evans during the second quarter of 2025 and additional migration of commercial loan balances to substandard, the majority of which are adequately secured by the underlying real estate collateral. Most of the increase involves commercial real estate and reflects changing conditions in commercial markets including delays in construction, rising costs and delays in leasing spaces. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loans modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $13.66 billion at September 30, 2025, up $2.11 billion, or 18.3%, from December 31, 2024, which included $1.86 billion in deposits acquired from Evans. Excluding deposits acquired from Evans, deposits increased $250.1 million from December 31, 2024. As of September 30, 2025, there were $173.9 million of brokered time deposits, down from $295.8 million as of December 31, 2024. Excluding deposits acquired from Evans, demand, interest-bearing checking and money market accounts increased, partially offset by a decrease in time deposits. The Company’s composition of total deposits is diverse and granular with over 616,000 accounts with an average per account balance of $22,161 as of September 30, 2025. As of September 30, 2025 and December 31, 2024 the estimated amounts of uninsured deposits based on the methodologies and assumptions used for the bank regulatory reporting were $5.96 billion and $4.73 billion, respectively. Total average deposits increased $1.47 billion, or 13.2%, from the same period last year due to the $1.86 billion in deposits acquired from Evans in the second quarter of 2025.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $138.7 million at September 30, 2025 compared to $162.9 million at December 31, 2024. Long-term debt was $44.8 million at September 30, 2025 compared to $29.6 million at December 31, 2024. The increase in long-term debt was due to a $40.0 million borrowing acquired in the Evans acquisition, partially offset by the maturity of a $25.0 million borrowing that matured in the first quarter of 2025.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

On June 23, 2020, the Company issued $100.0 million of 5.00% fixed-to-floating rate subordinated notes due 2030. The subordinated notes, which qualified as Tier 2 capital, bore interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on January 1, 2021, and a floating rate of interest equivalent to the three-month SOFR plus a spread of 4.85%, payable quarterly in arrears commencing on October 1, 2025. The subordinated notes issuance costs of $2.2 million were amortized on a straight-line basis into interest expense over five years. The Company repurchased $2.0 million of the subordinated notes in 2022 at a discount of $0.1 million. On July 1, 2025, the Company redeemed these subordinated notes in full using existing liquidity sources.

The subordinated notes assumed in connection with the Salisbury acquisition included $25.0 million of 3.50% fixed-to-floating rate subordinated notes due 2031. The subordinated notes, which qualified as Tier 2 capital, bore interest at an annual rate of 3.50%, payable quarterly in arrears commencing on June 30, 2021, and a floating rate of interest equivalent to the three-month SOFR plus a spread of 2.80%, payable quarterly in arrears commencing on June 30, 2026. As of the acquisition date, the fair value discount was $3.0 million, which will be amortized into interest expense over the expected call or maturity date.

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

As of September 30, 2025 and December 31, 2024 the subordinated debt net of unamortized issuance costs and fair value discount was $24.2 million and $121.2 million, respectively.

Junior Subordinated Debt

In connection with the Evans acquisition, the Company acquired Evans Capital Trust I, a statutory business trust wholly-owned by the Company, which issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 to various investors and $0.3 million of common securities. As of the acquisition date, the fair value discount was $0.9 million which is being amortized into interest expense over the life of the debt instrument.

Collectively, the Company sponsors six business trusts, CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I, Alliance Financial Capital Trust II and Evans Capital Trust I (collectively, the “Trusts”).

Despite the fact that the Trusts are not included in the Company’s consolidated financial statements, $108 million of the $112 million in trust preferred securities issued by these subsidiary trusts was included in the Tier 1 capital of the Company for regulatory capital purposes as allowed by the FRB (NBT Bank owns $1.0 million of CNBF Trust I securities) through March 31, 2025. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital. The aforementioned Trusts are grandfathered with respect to this enactment based on their date of issuance. As of June 30, 2025 in connection with the completion of the Evans acquisition and the Company’s assets exceeding $15 billion, the Trusts are now included in Tier 2 capital of the Company for regulatory capital purposes.

Capital Resources

Stockholders’ equity of $1.85 billion represented 11.50% of total assets at September 30, 2025 compared with $1.53 billion, or 11.07% of total assets, as of December 31, 2024. Stockholders’ equity increased $327.0 million from December 31, 2024 driven by the Evans acquisition adding $221.8 million of capital, net income generation of $113.7 million for the nine months ended September 30, 2025 and a decrease of $43.2 million in accumulated other comprehensive loss due primarily to the change in the fair value of securities available for sale, partially offset by dividends declared of $53.3 million.

The Company did not purchase shares of its common stock during the three and nine months ended September 30, 2025. As of September 30, 2025, there were 1,992,400 shares available for repurchase under the Company’s stock repurchase plan authorized on December 18, 2023 and set to expire on December 31, 2025. On October 27, 2025, the Company’s Board of Directors authorized and approved an amendment to the Company’s stock repurchase program. Pursuant to the amended stock repurchase program, the Company may repurchase up to 2,000,000 shares of the Company’s common stock with all repurchases under the stock repurchase program to be made by December 31, 2027. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effect of stock-based incentive plans and other potential uses of common stock for corporate purposes.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2025 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	September 30, 2025	December 31, 2024
Tier 1 leverage ratio	9.34%	10.24%
Common equity tier 1 capital ratio	11.80%	11.93%
Tier 1 capital ratio	11.80%	12.83%
Total risk-based capital ratio	13.97%	15.03%
Cash dividends as a percentage of net income	46.85%	44.27%
Per common share:
Book value	$35.33	$32.34
Tangible book value(1)	$25.51	$23.88
Tangible equity ratio(2)	8.58%	8.42%

(1)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

The Company’s Interest Rate Sensitivity has remained in a near neutral position. In the declining rate scenarios, net interest income is projected to modestly decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. Conversely in the rising rate scenarios, net interest income increases modestly, impacted by slowing prepayments speeds and increased deposit reactivity; the magnitude of potential impact on earnings may be affected by the ability to lag deposit repricing on interest-bearing checking, savings, MMDA and time accounts. Net interest income for the next twelve months in the +300/+200/+100/-100/-200/-300 bps scenarios, as described above, is within the internal policy risk limits of not more than a 5.0% reduction in net interest income in the +100/-100 bps scenarios, of not more than a 7.5% reduction in net interest income in the +200/-200 bps scenarios and of not more than a 12.0% reduction in net interest income in the +300/-300 bps scenarios. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2025 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps)	net interest income
+300	0.95%
+200	1.03%
+100	0.81%
-100	(0.78)%
-200	(1.01)%
-300	(1.14)%

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures and FOMC monetary policy. Post-pandemic, inflationary pressures resulted in a higher overall yield curve with federal funds increases of 425 bps in 2022 with an additional 100 bps of increases in 2023. However, the tightening cycle ended in September of 2024, when the FRB lowered the federal funds rate by 50 bps, followed by consecutive 25 bps reductions in November and December of 2024 for a total of 100 bps of federal funds rate reductions by the end of 2024. Additionally, one rate cut of 25 bps occured in 2025, signaling a continuation of the cutting cycle. While deposit rates increased meaningfully in 2023 and continued to increase in early 2024 in conjunction with elevated short-term interest rates, the federal funds rate reductions of 2024 and expectations for continued reductions in 2025 and 2026 have provided the catalyst for the Company to begin reducing deposit rates. The Company continues to focus on managing deposit expense in an environment of still elevated but declining short-term interest rates while allowing assets to reprice upward in relation to existing portfolio asset yields.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At September 30, 2025, the Company’s Basic Surplus measurement was 17.2% of total assets, or $2.78 billion, as compared to the December 31, 2024 Basic Surplus of 17.0%, or $2.34 billion, and was above the Company’s minimum of 5% (calculated at $805.6 million and $689.3 million of period end total assets as September 30, 2025 and December 31, 2024, respectively) set forth in its liquidity policies.

At September 30, 2025 and December 31, 2024, FHLB advances outstanding totaled $44.5 million and $45.6 million, respectively. At September 30, 2025 and December 31, 2024, the Bank had $356.0 million and $199.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.98 billion at September 30, 2025 and $1.71 billion at December 31, 2024. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $913.6 million and $957.3 million at September 30, 2025 and December 31, 2024, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.48 billion at September 30, 2025 and $2.01 billion at December 31, 2024. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At September 30, 2025 and December 31, 2024, the Bank had the capacity to borrow $1.18 billion and $1.13 billion, respectively, from this program. The Company’s internal policy authorizes borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $3.97 billion at September 30, 2025 and $3.38 billion at December 31, 2024.

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

At September 30, 2025, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their stockholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At September 30, 2025, approximately $91.8 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective.

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

During the three months ended September 30, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

31.1	Certification of the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of November 2025.

NBT BANCORP INC.

By:	/s/ Annette L. Burns
Annette L. Burns
Chief Financial Officer