Form 10-K
period 2025-12-31
NBT BANCORP INC
filed 2026-02-27
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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

Based on the closing price of the registrant’s common stock as of June 30, 2025, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $2,120,430,098.

The number of shares of common stock outstanding as of January 31, 2026, was 52,204,410.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2026 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2025

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

AFS	available for sale
AI	artificial intelligence
AIR	accrued interest receivable
ALCO	Asset Liability Committee
AOCI	accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors
bp(s)	basis point(s)
C&I	Commercial & Industrial
CECL	current expected credit losses
CD	certificate of deposit
CME	Chicago Mercantile Exchange Clearing House
CODM	chief operating decision maker
CRE	Commercial Real Estate
EPS	earnings per share
Evans	Evans Bancorp, Inc.
Evans Bank	Evans Bank, National Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
HTM	held to maturity
LGD	loss given default
MMDA	money market deposit accounts
NASDAQ	The NASDAQ Stock Market LLC
NIM	net interest margin
OCC	Office of the Comptroller of the Currency
OREO	other real estate owned
PCD	purchased credit deteriorated
PD	probability of default
ROU	right-of-use
Salisbury	Salisbury Bancorp, Inc.
Salisbury Bank	Salisbury Bank and Trust Company
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	troubled debt restructuring
VIE	variable interest entities

PART I

ITEM 1.	BUSINESS

NBT Bancorp Inc. is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The principal assets of NBT Bancorp Inc. consist of all of the outstanding shares of common stock of its subsidiaries, including: NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I, Alliance Financial Capital Trust II and Evans Capital Trust I (collectively, the “Trusts”). The principal sources of revenue for NBT Bancorp Inc. are the management fees and dividends it receives from the Bank, NBT Financial and NBT Holdings. Collectively, NBT Bancorp Inc. and its subsidiaries are referred to herein as (the “Company”). As of December 31, 2025, the Company had assets of $16.00 billion and stockholders’ equity of $1.90 billion on a consolidated basis.

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

The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest and dividend income earned on its earning assets, primarily loans and securities and the interest expense paid on its interest-bearing liabilities, primarily deposits and borrowings. Among other factors, net income is also affected by provision for loan losses and noninterest income, such as service charges on deposit accounts, card services income, retirement plan administration fees, wealth management revenue including financial services and trust revenue, insurance services, bank owned life insurance income and gains/losses on securities sales, as well as noninterest expenses, such as salaries and employee benefits, technology and data services, occupancy, professional fees and outside services, office supplies and postage, amortization of intangible assets, loan collection and OREO expenses, marketing, FDIC assessment expenses and other expenses.

NBT Bank, National Association

The Bank, a full-service commercial bank formed in 1856, provides a broad range of financial products to individuals, corporations and municipalities through its network of branch locations throughout upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut.

Deposit products offered by the Bank include demand deposit accounts, savings accounts, interest-bearing checking accounts, MMDA and CD accounts. The Bank offers various types of each deposit account to accommodate the needs of its customers with varying rates, terms and features. Loan products offered by the Bank include indirect and direct consumer loans, home equity loans, mortgages, business banking loans and commercial loans, with varying rates, terms and features to accommodate the needs of its customers. The Bank also offers various other products and services through its branch network such as trust and investment services and financial planning and life insurance services. In addition to its branch network, the Bank also offers access to certain products and services electronically through 24-hour online, mobile and telephone channels as well as to a network of ATM locations that enable customers to check balances, make deposits, transfer funds, pay bills, access statements, apply for loans and access various other products and services.

NBT Financial Services, Inc.

Through NBT Financial, the Company operates EPIC Advisors, Inc. (“EPIC”), a national benefits administration firm which was acquired by the Company on January 21, 2005. Among other services, EPIC provides retirement plan administration. EPIC’s headquarters are located in Rochester, New York.

NBT Holdings, Inc.

Through NBT Holdings, the Company operates NBT Insurance Agency, LLC (“NBT Insurance”), a full-service regional insurance agency acquired by the Company on September 1, 2008. NBT Insurance is headquartered in Norwich, New York. NBT Insurance offers a full array of insurance products, including personal property and casualty, business liability and commercial insurance, tailored to serve the specific insurance needs of individuals as well as businesses in a range of industries operating in the markets served by the Company.

The Trusts

The Trusts were established to raise additional regulatory capital and to provide funding for certain acquisitions. CNBF Capital Trust I and NBT Statutory Trust I are Delaware statutory business trusts formed in 1999 and 2005, respectively, for the purpose of issuing trust preferred securities and lending the proceeds to the Company. In connection with the acquisition of CNB Bancorp, Inc., the Company formed NBT Statutory Trust II in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. In connection with the acquisition of Alliance Financial Corporation (“Alliance”), the Company acquired two statutory trusts, Alliance Financial Capital Trust I and Alliance Financial Capital Trust II, which were formed in 2003 and 2006, respectively. In connection with the acquisition of Evans Bancorp, Inc. (“Evans”), the Company acquired one statutory trust, Evans Capital Trust I, which was formed in 2004. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are VIEs for which the Company is not the primary beneficiary, as defined by FASB ASC. In accordance with ASC, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

Operating Subsidiaries of the Bank

The Bank has four operating subsidiaries, NBT Capital Corp., Broad Street Property Associates, Inc., NBT Capital Management, Inc. and SBT Mortgage Service Corporation. NBT Capital Corp., formed in 1998, is a venture capital corporation. Broad Street Property Associates, Inc., formed in 2004, is a property management company. NBT Capital Management, Inc., formerly Columbia Ridge Capital Management, Inc., was acquired in 2016 and is a registered investment advisor that provides investment management and financial consulting services. SBT Mortgage Service Corporation, acquired in 2023 in connection with the Salisbury acquisition, is a passive investment company (“PIC”). The PIC holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC is exempt from the Connecticut Corporate Business Tax. Evans National Holding Corp., acquired in 2025 in connection with the Evans acquisition, is a real estate investment trust.

Segment Reporting

The Company has identified two reportable segments: Banking and Retirement Plan Administration. See Note 1 and Note 22 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are included elsewhere in this report.

Evans Bancorp, Inc. Merger

On May 2, 2025, the Company completed the acquisition of Evans, through the merger of Evans with and into the Company, with the Company surviving the merger, and the merger of Evans Bank with and into the Bank, with the Bank as the surviving bank. Total consideration for the acquisition was $221.8 million in common stock. Evans, with assets of $2.19 billion at December 31, 2024, was headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, was a federally-chartered national banking association operating 18 banking locations in Western New York. The acquisition enhances the Company’s presence in Western New York, including the Buffalo and Rochester communities. In connection with the acquisition, the Company issued 5.1 million shares of common stock and acquired approximately $131.2 million of identifiable net assets, including $1.67 billion of loans, $255.5 million in AFS investment securities, which were sold during the second quarter of 2025, $33.2 million of core deposit intangibles and $1.86 billion in deposits. As of the acquisition date, the fair value discount was $95.2 million for loans, net of the reclassification of the PCD allowance and $0.6 million net discount related to long-term debt.

The Company incurred acquisition expenses related to the merger of $19.5 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

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

Some of the Company’s nonbanking competitors have fewer regulatory constraints and may have lower cost structures. In addition, some of the Company’s competitors have assets, capital and lending limits greater than those of the Company, have greater access to capital markets and offer a broader range of products and services than the Company. These institutions may have the ability to finance wide-ranging marketing campaigns and may be able to offer lower rates on loans and higher rates on deposits than the Company can offer. Some of these institutions offer services, such as credit cards and international banking, which the Company does not directly offer.

Various in-state market competitors and out-of-state banks continue to enter or have announced plans to enter or expand their presence in the market areas where the Company currently operates. With the addition of new financial services providers within our market, the Company expects increased competition for loans, deposits and other financial products and services.

In order to compete with other financial services providers, the Company stresses the community nature of its banking operations and principally relies upon local promotional activities, personal relationships established by officers, directors and employees with the Company’s customers and specialized services tailored to meet the needs of the communities served. We also offer certain customer services, such as agricultural lending, that many of our larger competitors do not offer. While the Company’s position varies by market, the Company’s management believes that it can compete effectively as a result of local market knowledge, local decision making and awareness of customer needs. The Company has banking locations in forty-seven counties in the states of New York, Pennsylvania, New Hampshire, Massachusetts, Vermont, Maine and Connecticut.

Data Privacy and Security Practices

The Company employs a defense-in-depth strategy, which involves a layered approach combining physical and logical controls to ensure comprehensive protection of Company and client information. The high-level objective of the information security program is to protect the confidentiality, integrity and availability of all information assets in our environment. We accomplish this by building our program around six foundational control areas: program oversight and governance, safeguards and controls, security awareness training, service provider oversight, incident response and business continuity. The Company’s data security and privacy practices follow all applicable laws and regulations including the Gramm-Leach Bliley Act of 2001 (“GLBA”) and applicable privacy laws described under the heading “Supervision and Regulation” in this Item 1. Business section.

The controls identified in our enterprise security program are managed by various stakeholders throughout the Company and monitored by the information security team. All employees complete security and privacy training upon hire and annually thereafter, supplemented by ad hoc sessions. We engage external consultants for periodic audits, including penetration testing, using simulated cyberattacks to identify vulnerabilities-on public-facing websites and corporate networks. The Board receives regular reports from the Information Security Officer on program status. Additional resources are available at www.nbtbank.com/Personal/Customer-Support/Fraud-Information-Center.

For more information regarding the Company’s cybersecurity policies and practices, see Item 1C. Cybersecurity below.

Human Capital Resources

At December 31, 2025, the Company had 2,303 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.

Our employees are the foundation of our success. We are committed to attracting, developing and retaining exceptional talent while fostering a culture of inclusion and belonging grounded in our values. We strive to create an environment where every individual feels respected, supported and empowered to contribute fully. A workforce enriched by diverse perspectives is a competitive advantage which strengthens our ability to understand markets, serve customers and deliver results.

Our talent strategy goes beyond hiring to include continuous development, performance recognition and career growth. We invest in our people and celebrate achievements to ensure every employee has the opportunity to thrive and make a meaningful impact.

Investment in Our People

We believe that investing in our people is essential to sustaining a high-performing culture. We prioritize attracting, developing and retaining top talent, recognizing that a positive employee experience is essential, especially in today’s competitive labor market.

We offer a comprehensive Total Rewards Program that supports the health, well-being and financial security of our employees while maintaining responsible cost management. This commitment is central to our Human Resource strategic pillars of positioning the Company as an employer of choice, aligning people strategies with business goals, and enhancing engagement and retention. This strategy includes enhanced benefits such as paid parental leave, flexible work arrangements, paid time off, retirement transition options and a robust Employee Assistance Program with expanded coverage and health resources.

Our incentive programs are designed to recognize contributions at all levels and motivate employees to achieve shared success, while incorporating strong risk management practices. By supporting overall well-being and rewarding performance, we create an environment where employees can thrive personally and professionally.

Engaging Employees

We recognize that employee engagement is essential to sustaining strong company performance. While our retention rate remains consistently strong, we continue to invest in strategies to motivate, connect and engage our employees. These include career planning conversations, ongoing coaching, goal setting, individualized development plans and enhanced communication, all of which contribute to long-term satisfaction and growth.

Our 2025 Employee Engagement Survey highlighted key themes such as culture, leadership, growth and development and communication. Building on these insights, in 2026, we will conduct pulse surveys to target specific areas we want to learn more about, assess progress and identify new opportunities. The results will guide pointed initiatives to strengthen engagement across the organization and provide clarity for business strategies, decision-making and corporate-led development programs. By listening to our employees and acting on their feedback, we ensure that engagement remains a cornerstone of our success.

Learning and Career Development

Our top priority is to attract and retain exceptional talent by fostering continuous learning and internal career growth. Every employee has access to the LinkedIn Learning Library, offering thousands of courses in a concise, easily consumable format to help individuals build skills and achieve their career aspirations. Today, 90% of our employees actively use this resource, demonstrating a strong commitment to personal development.

For those new to the banking industry, our Personal Advancement Through Honing Self-Awareness program provides guidance in defining career goals through assessments, training and facilitated discussions with Talent Development Business Partners. Employees pursuing undergraduate or graduate degrees benefit from our Tuition Reimbursement Program, supporting their academic and professional ambitions.

Beyond employee-driven development, we offer strategic programs designed to attract and grow top talent early in their careers and to accelerate the advancement of high potential and emerging leaders. These initiatives align with our succession planning objectives. The Management Development Program targets college seniors by offering accelerated career paths and executive mentoring. Our high potential leadership programs are tailored for professionals with prior experience and seasoned leaders with direct management responsibilities. These programs feature mentorship, coaching, 360-degree feedback, individual development plans, presentation skills training and increased visibility to senior leadership.

All programs are delivered through a blend of virtual and in-person learning environments, ensuring flexibility and accessibility. Our robust annual talent review and succession planning process, involving senior management and the Board, reinforces our commitment to leadership continuity and organizational strength. We feel that development is not just an initiative, it is a cornerstone of our culture, empowering employees to grow, lead and succeed.

Conduct and Ethics

We uphold the highest standards of ethical conduct and workplace respect. The Board, senior management and our Ethics Committee strongly endorse a zero-tolerance policy toward harassment, bias and unethical behavior.

Our values-based Code of Business Conduct and Ethics is prominently communicated through our website and internal platforms, ensuring clarity and accessibility for all employees. To reinforce these principles, we provide frequent, role-specific training for managers and employees, along with regular updates on our Whistleblower Policy and reporting mechanisms. These measures reflect our guiding motto: “The right people. Doing the right things. In the right way.”

Community Engagement

The Company is engaged in the communities where we do business and where our employees and directors live and work. We live out our core value of community involvement through investments of both money and the time of our employees.

Through our active contribution program, administered by market-based committees with representation from all lines of business, the Company contributed over $3 million in 2025. Our teams’ efforts to distribute philanthropic resources across our footprint ensure alignment with local needs and support for hundreds of organizations that provide health and human services and promote education, affordable housing, economic development, the arts and agriculture.

A consistent way the Company and our employees support our communities across our markets is through giving to United Way chapters in the form of corporate pledges and employee campaign contributions. In 2025, these commitments resulted in over $375,000 in funding for United Way chapters that provide resources to local organizations offering critical education, financial, food security and health services.

In addition to corporate financial support of community organizations and causes, employees are encouraged and empowered to volunteer and be a resource in their communities. They invest their financial and other expertise as board members and serve in roles where they offer direct support to those in need by engaging in all kinds of volunteer activities. In 2025, the Company’s employees reported 12,500 hours of volunteer service.

The NBT CEI-Boulos Impact Fund is a $10 million real estate equity investment fund with the Bank as the sole investor. The fund, launched in 2022, is designed to support individuals and communities with low- and moderate income through investments in high-impact, community supported, CRE projects located within the Bank’s Community Reinvestment Act assessment areas in New York. A Social Impact Advisory Board was also appointed to review proposed investments based on each project’s social and environmental impact, alignment with community needs and community support. Areas of the fund’s targeted impact include: projects that support job creation; affordable and workforce housing; Main Street revitalization/historic preservation developments that do not contribute to displacement; developments that serve nonprofit organizations; and environmentally sustainable real estate developments.

In 2023, the NBT CEI-Boulos Impact Fund announced its first equity investment in The Flanigan Square Transformation Project that now provides affordable workforce housing and a grocery store in a historically underinvested North Central neighborhood in Troy as part of an approximately $75 million socially impactful, environmentally conscious, transit-oriented and community informed master plan. The NBT CEI-Boulos Impact Fund made a $3.84 million equity investment for a majority ownership stake in two of the three components of the project. The Bargain Grocery opened in 2024, and 72 units of affordable and workforce housing are available with the opening of the Flanigan Square Lofts in 2025.

Flexible Banking Products

The Company offers a comprehensive array of financial products and services for consumers and businesses with options that are beneficial to unbanked and underbanked individuals. Deposit accounts include low balance savings and checking options that feature minimal or no monthly service fees, provide assistance rebuilding positive deposit relationships, and assistance for those just starting a new banking relationship. The NBT iSelect Account was introduced in 2021 and has received certification for meeting the Bank On National Account Standards every year since its inception. Over 26,000 NBT iSelect Accounts have been opened since 2021. These accounts feature no monthly charges for maintenance, inactivity or dormancy, no overdraft fees and no minimum balance requirement. The Company’s modern digital banking platform incorporates ready access through online and mobile services to current credit score information and a personal financial management tool for budget and expense tracking.

The Company is committed to making homeownership accessible to individuals and families across the communities we serve. Our suite of home lending products includes innovative and flexible options, such as government guaranteed programs through the Federal Housing Administration (“FHA”), the USDA Rural Housing Program and the U.S. Department of Veterans Affairs (“VA”). We also offer a variety of in-house programs, including Habitat for Humanity, Home in the City, Portfolio Housing Agency and Portfolio 97. Our home lending team includes specialists dedicated to affordable housing initiatives, and we maintain longstanding partnerships with housing agencies across our footprint. These partners provide first-time homebuyer education as well as assistance with down payments and closing costs, helping to ensure that more borrowers can achieve sustainable homeownership.

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

Since the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), U.S. banks and financial services firms have been subject to enhanced regulation and oversight. It is not clear at this time what the effects on the Company and the Bank will be of any legislation or regulatory changes that may be enacted or implemented by the current administration or otherwise in the future.

Federal Bank Holding Company Regulation

The Company is a bank holding company as defined by the BHC Act. The BHC Act generally limits the business of the Company to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto.” The Company has also qualified for and elected to be a financial holding company. Financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury), or (2) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the FRB). If a bank holding company seeks to engage in the broader range of activities permitted under the BHC Act for financial holding companies, (1) the bank holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed,” as defined in the FRB’s Regulation Y and (2) it must file a declaration with the FRB that it elects to be a “financial holding company.” In order for a financial holding company to commence any activity that is financial in nature, incidental thereto, or complementary to a financial activity, or to acquire a company engaged in any such activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). See the section captioned “Community Reinvestment Act of 1977” for further information relating to the CRA. The FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

Under FDIC laws and regulations, no FDIC-insured depository institution can accept brokered deposits unless it is well capitalized or unless it is adequately capitalized and receives a waiver from the FDIC. Applicable laws and regulations also limit the interest rate that any depository institution that is not well capitalized may pay on brokered deposits.

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

Federal Home Loan Bank System

The Bank is also a member of the FHLB of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.125% of mortgage related assets at the beginning of each year. The Bank was in compliance with FHLB rules and requirements as of December 31, 2025.

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

In October 2023, the FRB issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 bps multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents per debit card transaction. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the FRB from large debit card issuers. The comment period for this proposal ended in May 2024 but no final rule has been published to date. In December 2025, nine major financial trade organizations urged the Fed to withdraw this proposal given the passage of time, arguing that the 2021 data upon which the 2023 proposed rule was based does not support informed decision-making, and there is still uncertainty with respect to the outcome of litigation challenging these FRB regulations. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.

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

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. The additional capital conservation buffer applicable to the Company and the Bank is 2.5% of CET1, and effectively results in minimum ratios inclusive of the capital conservation buffer of (1) CET1 to risk-weighted assets of at least 7%, (2) Tier 1 capital to risk-weighted assets of at least 8.5% and (3) Total capital to risk-weighted assets of at least 10.5%. The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures and resulting in higher risk weights for a variety of asset classes. The Capital Rules provide for a number of deductions from and adjustments to CET1.

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

Prompt Corrective Action and Safety and Soundness

Pursuant to Section 38 of the FDIA, federal banking agencies are required to take “prompt corrective action” (“PCA”) should an insured depository institution fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized or undercapitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice, warrants such treatment.

For purposes of PCA, to be: (1) well capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (2) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (3) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (4) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; (5) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 2025, the Bank qualified as “well capitalized” under applicable regulatory capital standards.

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

Identity Theft Prevention

The FCRA’s Red Flags Rule requires financial institutions with covered accounts (e.g., consumer bank accounts and loans) to develop, implement and administer an identity theft prevention program. Our program includes policies and procedures to detect suspicious patterns or practices, such as inconsistencies in personal information or unusual account activity, that may indicate identity theft.

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

The Bank is also subject to data security standards, privacy and data breach notice requirements, primarily those issued by the OCC. The federal banking agencies, through the Federal Financial Institutions Examination Council, have adopted guidelines to encourage financial institutions to address cybersecurity risks and identify, assess and mitigate these risks, both internally and at critical third party services providers.

The Company continues to invest in advanced technologies and partnerships to strengthen its cybersecurity posture and mitigate emerging threats.

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

The Company’s success depends primarily on the general economic conditions in upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine, central and northwestern Connecticut and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Albany, Amsterdam-Gloversville, Binghamton, Buffalo, Glens Falls, Hudson Valley, Ogdensburg-Massena, Oneonta, Plattsburgh, Rochester, Syracuse and Utica-Rome, the northeastern Pennsylvania areas of Scranton and Wilkes-Barre, Berkshire County, Massachusetts, southern New Hampshire, Vermont, southern Maine and central and northwestern Connecticut. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

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

Our branch locations and our customers’ properties may be adversely impacted by flooding, wildfires, high winds and other effects of severe weather conditions. These events can force property closures, result in property damage and/or result in delays in expansion, development or renovation of our properties and those of our customers. Even if these events do not directly impact our properties or our customers’ properties, they may impact us and our customers through increased insurance, energy or other costs. In addition, changes in laws or regulations, including federal, state or city laws, relating to climate change could result in increased capital expenditures to improve the energy efficiency of our branch locations and/or our customers’ properties.

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

As of December 31, 2025, approximately 56% of the Company’s loan portfolio consisted of commercial and industrial, agricultural, commercial construction and CRE loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our commercial and industrial, agricultural, construction and CRE loans.

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

As of December 31, 2025, we had total assets of approximately $16.00 billion. The Dodd-Frank Act, including the Durbin Amendment, and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets. For bank holding companies with more than $10 billion in total consolidated assets, such requirements include, among other things:

●	applicability of Volcker Rule requirements and restrictions;

●	increased capital, leverage, liquidity and risk management standards;

●	examinations by the CFPB for compliance with federal consumer financial protection laws and regulations; and

●	limits on interchange fees from debit card transactions.

The Economic Growth, Regulatory Reform and Consumer Protection Act (“EGRRCPA”), which was enacted in 2018, amended the Dodd-Frank Act to raise the $10 billion stress testing threshold to $250 billion, among other things. The federal financial regulators issued final rules in 2019 to increase the threshold for these stress testing requirements from $10 billion to $250 billion, consistent with the EGRRCPA.

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

A significant portion of our loan portfolio at December 31, 2025 was secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations, financial condition and liquidity.

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

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program. The carrying value and fair value of our FHLB of New York common stock was $13.6 million as of December 31, 2025. There are 11 branches of the FHLB, including New York, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects on the FHLB of New York could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

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

We depend upon data processing, communication systems, and information exchange on a variety of platforms and networks and over the internet to conduct business operations. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Although we require third party providers to maintain certain levels of security, such providers remain vulnerable to breaches, security incidents, system unavailability or other malicious attacks that could compromise sensitive information. Further, new technologies such as AI may be more capable of evading safeguard measures. The risk of experiencing security incidents and disruptions, particularly through cyber-attacks or cyber intrusions, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions by organized crime, hackers, terrorists, nation-states, activists and other external parties has increased. These security incidents may result in disruption of our operations; material harm to our financial condition, cash flows and the market price of our common stock; misappropriation of assets; compromise or corruption of confidential information; liability for information or assets stolen during the incident; remediation costs; increased cybersecurity and insurance costs; regulatory enforcement; litigation; and damage to our stakeholder and customer relationships.

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

We or our third-party providers may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI poses a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and we may be subject to increasing regulations related to our use of these technologies, including regulations related to privacy, data security, and intellectual property rights, which could expose us to legal risks. AI models, particularly generative AI models, may produce incorrect, biased, or misleading results, expose confidential information, or infringe on intellectual property rights. Further, we may rely on AI models developed by third parties, and, to that extent, would be subject to additional risks, including limited oversight of how these models are developed and trained and potential exposure to unauthorized data usage. If our AI models, or those developed by third parties, produce inaccurate or controversial results, we could face legal liability, regulatory scrutiny, reputational harm, or operational inefficiencies. These risks could negatively impact our business, financial results, and the perception of our security measures. The Company’s use of AI currently varies across platforms, with certain third party systems incorporating AI capabilities into routine business operations. As our adoption and internal development of AI enabled tools continues to evolve, we evaluate these technologies through our established Solutions Development Lifecycle (SDLC), which includes model validation and other risk management controls.

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

The business strategy of the Company has included and may continue to include growth through acquisition. Any acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things:

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

Risk Management and Strategy

In line with our commitment to strong corporate governance and operational resilience, we continuously assess and mitigate cybersecurity risks that could impact our business, stakeholders, and the integrity of our systems. Cybersecurity risk management is integrated into our broader enterprise risk management framework and supports the continuity of our operations.

We assess cybersecurity risks across our information systems, including systems and data maintained by third-party service providers, using a risk-based approach that incorporates periodic risk assessments, vulnerability scanning, penetration testing, and monitoring of emerging threats. We also consider industry-specific risks and participate in industry information-sharing initiatives to enhance our awareness of evolving threat intelligence and best practices.

Our cybersecurity program emphasizes prevention, detection, and response. We provide continuous training for our employees to promote awareness of cybersecurity risks and invest in appropriate technologies, personnel and processes to support our information security objectives. Additionally, we assess cybersecurity risks associated with third-party service providers using a risk-based approach that considers the nature and scope of their services. Our comprehensive policies and procedures are designed to safeguard the integrity and security of information collected by us and our service providers. We have also implemented security measures to prevent unauthorized access to personal data and mitigate potential incidents. Furthermore, we incorporate lessons learned from any past incidents and near misses to enhance the effectiveness of our controls.

NBT collaborates with external experts to conduct audits, assessments, and validations of our cybersecurity controls, aligning them with established frameworks such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. We adapt our cybersecurity policies, standards, processes, and practices based on insights from these reviews.

Governance

The Board oversees cybersecurity risk as part of its broader oversight of business strategy and enterprise risk management. It is the responsibility of the Risk Management Committee (“RMC”), a committee of the Board, to oversee efforts to develop and formally approve the written Information Security Program (“ISP”), implement, maintain and monitor the program, and review management reports and policies related to cyber incidents. The RMC is led by our Chief Risk Officer and comprised of Board members as well as the Chief Executive Officer. Cybersecurity risks are reported to the RMC at least quarterly, and those reports include key performance indicators, test results, recent threats and how the Company is managing those threats, along with the effectiveness of the ISP. The RMC receives briefings from executive management on activities, including those related to cybersecurity risk oversight. The Board reviews the overall ISP at least annually.

NBT has appointed the Senior Director of Information Security (“DISO”) to oversee the implementation, coordination, and maintenance of the ISP. The DISO’s responsibilities include:

●	Leading the initial implementation of the ISP, including assessing internal and external risks to institutional data and documenting findings through risk assessment reports and remediation plans;

●	Coordinating the development, distribution, and maintenance of information security policies and procedures;

●	Designing and implementing administrative, technical, and physical safeguards to protect institutional data across the company.

The DISO reports to the Chief Risk Officer and has over 17 years of experience in information security, including extensive responsibility for developing, implementing and overseeing the Company’s information security program. The DISO’s experience includes cybersecurity risk management, cybercrime prevention, incident response, social engineering, identity theft, and fraud prevention, gained through long-term leadership in information security roles within the organization.

The DISO also supervises the Incident Response Team (“IRT”), which consists of senior executives, including the Chief Audit Officer, Chief Risk Officer, General Counsel, and representatives from Information Security, Enterprise Technology, Operations, Accounting, and Communications. Upon detecting an incident, the IRT promptly convenes to assess its severity, categorizing it as low, medium, or high. The response protocol follows the Cybersecurity and Infrastructure Security Agency (“CISA”) Cybersecurity Incident and Vulnerability Response Playbook (November 2021) and incorporates generally recognized cybersecurity incident response practices. The IRT has procedures and escalation protocols to escalate significant cybersecurity matters to the Executive Committee, the RMC and/or full Board, as deemed necessary.

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

We maintain cybersecurity insurance; however, such coverage may not be sufficient to cover all potential losses. As of December 31, 2025 we have not had any known instances of material cybersecurity incidents, including third-party incidents during any of the prior three fiscal years. However, cybersecurity threats continue to evolve, and there can be no assurance that future incidents will not occur.

For further discussion of such risks, see the section captioned “Risks Related to Information Technology, Cybersecurity and Data Privacy” in Item 1A. Risk Factors of this Form 10-K.

ITEM 2.	PROPERTIES

The Company owns its headquarters located at 52 South Broad Street, Norwich, New York 13815. In addition, as of December 31, 2025 the Company has 175 branch locations, of which 84 are leased from third parties. The Company owns all other banking premises.

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

Market Information and Holders

The common stock of the Company, par value $0.01 per share (the “Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol “NBTB.” The closing price of the Common Stock on January 31, 2026 was $44.43. As of January 31, 2026, there were 5,897 stockholders of record of Common Stock. No unregistered securities were sold by the Company during the year ended December 31, 2025.

Dividends

The Company depends primarily upon dividends from subsidiaries for a substantial part of its revenue. Accordingly, the ability to pay dividends to stockholders depends primarily upon the receipt of dividends or other capital distributions from the subsidiaries. Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions. Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2025, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $115.9 million to the Company without the prior approval of the OCC.

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

Issuer Purchases of Equity Securities

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

The Company purchased 250,000 shares of its common stock during year ended December 31, 2025 at an average price of $40.74 per share under its previously announced share repurchase program. As of December 31, 2025, there were 1,750,000 shares available for repurchase under this plan authorized on October 27, 2025, which is set to expire on December 31, 2027.

The following table presents stock purchases made during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1-31, 2025	133,461	$40.75	133,461	1,866,539
November 1-30, 2025	116,539	40.73	116,539	1,750,000
December 1-31, 2025	-	-	-	1,750,000
Total	250,000	$40.74	250,000	1,750,000

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the KBW Regional Bank Index (Peer Group). The stock performance graph assumes that $100 was invested on December 31, 2020. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. We calculate each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
NBT Bancorp	$100.00	$123.63	$143.46	$143.33	$168.62	$151.44
KBW Regional Bank Index	$100.00	$136.65	$127.19	$126.69	$143.42	$152.74
NASDAQ Composite Index	$100.00	$122.21	$82.48	$119.35	$154.67	$187.42
Source: Bloomberg, L.P.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). When references to “NBT,” “we,” “our,” “us,” and “the Company” are made in this report, we mean NBT Bancorp Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, NBT Bancorp Inc. When we refer to the “Bank” in this report, we mean our only bank subsidiary, NBT Bank, National Association, and its subsidiaries. This discussion will focus on results of operations for the fiscal years ended December 31, 2025, 2024 and 2023 and financial condition as of December 31, 2025 and 2024, including capital resources and asset/liability management. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. The discussion in Item 1A. Risk Factors lists some of the factors that may cause actual results to differ materially from those contemplated by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made, and advises readers that various factors, including, but not limited to, those described above and other factors discussed in the Company’s annual and quarterly reports previously filed with the SEC, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.

Unless required by law, the Company does not undertake, and specifically disclaims any obligations to, publicly release any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

NBT Bancorp Inc. is a registered financial holding company headquartered in Norwich, NY, with total assets of $16.00 billion at December 31, 2025. The Company’s business, primarily conducted through the Bank and its full-service retirement plan administration and recordkeeping subsidiary and full-service regional insurance agency subsidiary, consists of providing commercial banking, retail banking and wealth management services primarily to customers in its market area, which includes upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services to retail, commercial and municipal customers. The financial review that follows focuses on the factors affecting the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiaries, the Bank, NBT Financial and NBT Holdings during 2025 and, in summary form, the preceding two years. NIM is presented in this discussion on an FTE basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2025 and 2024 and for each of the years in the three-year period ended December 31, 2025 should be read in conjunction with this review.

Critical Accounting Policies

The SEC defines critical accounting policies as accounting policies that are most important to a company’s financial results and condition. These policies are often subjective and require management to make estimates about uncertain matters. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles in accordance with GAAP and to general practices within the financial services industry. In the course of normal business activity, management must select and apply many accounting policies and methodologies and make estimates and assumptions that lead to the financial results presented in the Company’s consolidated financial statements and accompanying notes. There are uncertainties inherent in making these estimates and assumptions, which could materially affect the Company’s results of operations and financial position.

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

The determination of fair values for acquired loans in a business combination is a significant aspect of our financial reporting process. The valuation of acquired loans relied on a discounted cash flow approach applied on a pooled basis, utilizing a forecast of principal and interest payments. This methodology segmented the acquired loan portfolio by loan type, term, interest rate, payment frequency and payment, and incorporated specific key valuation assumptions, encompassing prepayment speeds, PD, LGD, and the discount rate to ascertain the fair value of these assets. Given the inherent subjectivity and reliance on future cash flows and market conditions, this process involves considerable judgment and estimation uncertainty.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2025, the quantitative model incorporated a baseline economic outlook along with an alternative upside scenario and two equally weighted downside scenarios, recessionary conditions and stagflation, sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2025, the weightings were 65%, 5% and 30% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the northeast unemployment rate increases from 4.5% in the first quarter of 2026 to 4.8% by the end of the forecast period, with a peak northeast unemployment rate of 4.9% in the fourth quarter of 2026. National GDP annualized growth (on a quarterly basis) is expected to start the first quarter of 2026 at approximately 2.55% and decrease to 1.8% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with one 25 basis point cut at the December meeting and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, northeast unemployment falls from 4.4% in the fourth quarter of 2025 to 4.0% in the second quarter of 2026 and eventually settles at 4.1% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.4% in the fourth quarter of 2025 to a peak of 7.8% in the first quarter of 2027. The alternative downside stagflation scenario assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.4% in the fourth quarter of 2025 to 6% by the end of the forecast period in the second quarter of 2027, with a peak northeast unemployment rate of 8.2% in the first quarter of 2028. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2025. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, reversion adjustments for the stagflation scenario and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of December 31, 2025, the Company changed the scenario weightings, with a 10% increase to the downside scenarios, equally weighted, and a 10% decrease to the baseline scenario causing a 4% increase in the overall estimated allowance for credit losses. If instead the upside scenario was increased 10% and the baseline scenario was decreased 10%, the overall estimated allowance for credit losses decreased 1%. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of December 31, 2025, the Company increased the downside scenarios, equally weighted, to 100% which resulted in a 24% increase in the overall estimated allowance for credit losses.

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

Evans Bancorp, Inc. Merger

On May 2, 2025, the Company completed the acquisition of Evans, through the merger of Evans with and into the Company, with the Company surviving the merger. Total consideration for the acquisition was $221.8 million in common stock. Evans, with assets of $2.19 billion at December 31, 2024, was headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, was a federally-chartered national banking association operating 18 banking locations in Western New York. The acquisition enhances the Company’s presence in Western New York, including the Buffalo and Rochester communities. In connection with the acquisition, the Company issued 5.1 million shares of common stock and acquired approximately $131.2 million of identifiable net assets, including $1.67 billion of loans, $255.5 million in AFS investment securities, which were sold during the second quarter of 2025, $33.2 million of core deposit intangibles and $1.86 billion in deposits. As of the acquisition date, the fair value discount was $95.2 million for loans, net of the reclassification of the PCD allowance and $0.6 million net discount related to long-term debt.

The Company incurred acquisition expenses related to the merger with Evans of $19.5 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

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

The Company incurred acquisition expenses related to the merger with Salisbury of $10.0 million for the year ended December 31, 2023.

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

Net income for the year ended December 31, 2025 was $169.2 million, or $3.33 per diluted common share, up $28.6 million from $140.6 million, or $2.97 per diluted common share, for the year ended December 31, 2024.

Operating net income(1), a non-GAAP measure, was $194.5 million, or $3.82 per diluted common share, for the year ended December 31, 2025, compared to $139.7 million, or $2.94 per diluted common share for the year ended December 31, 2024.

The following information should be considered in connection with the Company’s results as of and for the year ended December 31, 2025:

●	The acquisition of Evans was completed on May 2, 2025.
●	Net interest income for the year ended December 31, 2025 was $501.5 million, up $101.4 million, or 25.3%, from 2024.
●
The Company recorded a provision for loan losses of $32.3 million for the year ended December 31, 2025, compared to $19.6 million in 2024. Included in the provision expense for the year ended December 31, 2025 was $13.0 million of acquisition-related provision for loan losses.

●	Excluding securities gains (losses), noninterest income represented 28% of total revenues and was $195.3 million for the year ended December 31, 2025, up $21.3 million, or 12.2%, from the prior year.
●	Noninterest expense, excluding acquisition expenses, was $425.8 million for the year ended December 31, 2025, up $49.5 million, or 13.1%, from the prior year.
●	Period end total loans were $11.60 billion, up $1.63 billion, or 16.3% from December 31, 2024, including $1.67 billion of loans acquired from Evans.
●	Credit quality metrics including net charge-offs to average loans were 0.16% and allowance for loan losses to total loans was 1.19%.
●
Period end total deposits were $13.50 billion, up $1.95 billion, or 16.9%, from December 31, 2024, including $1.86 billion in deposits acquired from Evans. The loan to deposit ratio was 85.9% as of December 31, 2025 and 86.3% as of December 31, 2024.

●
In July of 2025, the Company redeemed $118 million of subordinated debt that had a weighted average rate of 5.45% using existing liquidity sources. The $118 million of subordinated debt would have converted to a weighted average floating rate above 9%.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Results of Operations

The following table sets forth certain financial highlights:

	Years Ended December 31,
	2025	2024	2023
Performance:
Diluted earnings per share	$3.33	$2.97	$2.65
Return on average assets	1.11%	1.04%	0.95%
Return on average equity	9.75%	9.57%	9.34%
Return on average tangible common equity(1)	14.14%	13.75%	13.02%
Net interest margin (FTE)(1)	3.59%	3.23%	3.29%
Capital:
Equity to assets	11.85%	11.07%	10.71%
Tangible equity ratio(1)	8.95%	8.42%	7.93%
Book value per share	$36.32	$32.34	$30.26
Tangible book value per share(1)	$26.54	$23.88	$21.72
Leverage ratio	9.48%	10.24%	9.71%
Common equity tier 1 capital ratio	12.07%	11.93%	11.57%
Tier 1 capital ratio	12.07%	12.83%	12.50%
Total risk-based capital ratio	14.24%	15.03%	14.75%

The following tables provide non-GAAP reconciliations:

	Years Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Return on average tangible common equity:
Net income	$169,235	$140,641	$118,782
Amortization of intangible assets (net of tax)	8,958	6,332	3,551
Net income, excluding intangible amortization	$178,193	$146,973	$122,333
Average stockholders’ equity	$1,735,364	$1,468,861	$1,272,333
Less: average goodwill and other intangibles	475,530	399,989	332,667
Average tangible common equity	$1,259,834	$1,068,872	$939,666
Return on average tangible common equity	14.14%	13.75%	13.02%
Tangible equity ratio:
Stockholders’ equity	$1,896,216	$1,526,141	$1,425,691
Intangibles	510,934	399,023	402,294
Assets	$15,995,121	$13,786,666	$13,309,040
Tangible equity ratio	8.95%	8.42%	7.93%
Tangible book value per share:
Stockholders’ equity	$1,896,216	$1,526,141	$1,425,691
Intangibles	510,934	399,023	402,294
Tangible equity	$1,385,282	$1,127,118	$1,023,397
Diluted common shares outstanding	52,203	47,195	47,110
Tangible book value per share	$26.54	$23.88	$21.72
Operating net income:
Net income	$169,235	$140,641	$118,782
Acquisition expenses	19,526	1,531	9,978
Acquisition-related provision for credit losses	13,022	-	8,750
Acquisition-related reserve for unfunded loan commitments	532	-	836
Impairment of a minority interest equity investment	-	-	4,750
Securities (gains) losses	(148)	(2,789)	9,315
Adjustment to net income	$32,932	$(1,258)	$33,629
Adjustment to net income (net of tax)	$25,295	$(984)	$25,965
Operating net income	$194,530	$139,657	$144,747
Operating diluted earnings per share	$3.82	$2.94	$3.23
FTE adjustment:
Net interest income	$501,546	$400,122	$378,219
FTE adjustment	2,466	2,574	2,034
Net interest income (FTE)	$504,012	$402,696	$380,253
Average earning assets	$14,025,247	$12,449,064	$11,570,283
Net interest margin (FTE)	3.59%	3.23%	3.29%

2026 Outlook

The Company’s 2025 earnings reflected its continued ability to invest in the future while managing continued volatility in the current interest rate environment and overall economic conditions, which have presented challenges across the financial services industry. 2025 was marked by resilient economic growth and while improving modestly, persistent inflation.

In 2025, the FOMC continued the easing cycle, which commenced in 2024, cutting the federal funds rate three times (September, October and December) by 25 bps each. Bringing the target range down from 4.25%-4.50% towards a more neutral stance of 3.50%-3.75% as inflation pressures eased but growth softened. Actions included rate cuts, open market operations to manage liquidity and adjustments to reinvestment policies for Treasury and mortgage-backed securities. The FOMC remained committed to its 2% inflation target and maximum employment goals, adjusting policy as economic data evolved. The cuts responded to a softening labor market and slowing economic growth, with rising tariffs posing inflationary risks that the FOMC aimed to manage.

Deposit costs declined in 2025, but inversion in the midpoint of the yield curve continues to challenge interest rates for 2- to 5-year Treasuries and bank net interest margins. The good news is the long end of the Treasury maturities is currently higher than short-term rates. It is hoped that further monetary policy easing will cut short-term interest rates further. This is an encouraging sign that the interest rate environment may be finally returning to a “normal,” positively sloped yield curve.

The rate environment in 2026 is expected to improve but remain challenging. The monetary policy pivot has begun and should continue throughout the year. Interest rates continue to normalize, and the return to a positively sloped yield curve is an encouraging sign. Deposit competition will remain fierce. The risk of recession is low. Overall, the rate environment is improving and is expected to benefit the banking industry. Future decreases in rates by the Fed will be determined by labor market conditions and the levels of inflation.

The economic outlook for 2026 is generally positive with GDP growth in 2026 expected to be in the 2%-2.5% range driven by AI investment, strong consumer spending and potential tailwinds from loosened monetary policy. Continued heavy investment in AI and related infrastructure is expected to be a primary driver of business investment and overall growth. Despite previous headwinds, consumer spending remains strong, supported by a healthy labor market.

The Company continues to focus on long-term strategies including growth in its markets, diversification of revenue sources, improving operating efficiencies and investing in technology.

The Company’s 2026 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in Item 1A. Risk Factors.

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

Average Balances and Net Interest Income

	2025			2024			2023
(Dollars in thousands)	Average Balances	Net Interest Income	Yield/ Rate	Average Balances	Net Interest Income	Yield/ Rate	Average Balances	Net Interest Income	Yield/ Rate
Assets:
Short-term interest-bearing accounts	$251,174	$10,779	4.29%	$86,213	$4,412	5.12%	$126,765	$6,259	4.94%
Securities taxable(1)	2,467,011	59,944	2.43%	2,285,725	45,588	1.99%	2,377,596	45,176	1.90%
Securities tax-exempt(1) (3)	208,125	7,403	3.56%	221,273	7,788	3.52%	214,053	6,730	3.14%
FRB and FHLB stock	40,055	2,110	5.27%	37,789	2,672	7.07%	48,641	3,368	6.92%
Loans(2) (3)	11,058,882	633,222	5.73%	9,818,064	553,784	5.64%	8,803,228	463,290	5.26%
Total interest-earning assets	$14,025,247	$713,458	5.09%	$12,449,064	$614,244	4.93%	$11,570,283	$524,823	4.54%
Other assets	1,249,225			1,071,455			923,850
Total assets	$15,274,472			$13,520,519			$12,494,133
Liabilities and stockholders’ equity:
Money market deposits	$3,903,585	$115,197	2.95%	$3,308,433	$116,982	3.54%	$2,418,450	$62,475	2.58%
Interest-bearing checking deposits	1,935,912	19,840	1.02%	1,617,456	13,442	0.83%	1,555,414	8,298	0.53%
Savings deposits	1,823,884	5,942	0.33%	1,580,517	734	0.05%	1,715,749	650	0.04%
Time deposits	1,555,058	51,355	3.30%	1,408,410	55,790	3.96%	1,006,867	33,218	3.30%
Total interest-bearing deposits	$9,218,439	$192,334	2.09%	$7,914,816	$186,948	2.36%	$6,696,480	$104,641	1.56%
Federal funds purchased	4,110	185	4.50%	13,016	721	5.54%	24,575	1,269	5.16%
Repurchase agreements	114,822	3,057	2.66%	95,879	2,255	2.35%	70,251	747	1.06%
Short-term borrowings	8,679	401	4.62%	103,963	5,693	5.48%	450,377	23,592	5.24%
Long-term debt	36,916	1,463	3.96%	29,715	1,166	3.92%	24,247	925	3.81%
Subordinated debt, net	76,458	4,875	6.38%	120,420	7,232	6.01%	105,756	6,076	5.75%
Junior subordinated debt	108,145	7,131	6.59%	101,196	7,533	7.44%	101,196	7,320	7.23%
Total interest-bearing liabilities	$9,567,569	$209,446	2.19%	$8,379,005	$211,548	2.52%	$7,472,882	$144,570	1.93%
Demand deposits	3,681,113			3,377,352			3,463,608
Other liabilities	290,426			295,301			285,310
Stockholders’ equity	1,735,364			1,468,861			1,272,333
Total liabilities and stockholders’ equity	$15,274,472			$13,520,519			$12,494,133
Net interest income (FTE)		$504,012			$402,696			$380,253
Interest rate spread			2.90%			2.41%			2.61%
Net interest margin (FTE)			3.59%			3.23%			3.29%
Taxable equivalent adjustment		$2,466			$2,574			$2,034
Net interest income		$501,546			$400,122			$378,219
(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

2025 OPERATING RESULTS AS COMPARED TO 2024 OPERATING RESULTS

Net Interest Income

Net interest income for the year ended December 31, 2025 was $501.5 million, up $101.4 million, or 25.3%, from 2024. The FTE NIM was 3.59% for the year ended December 31, 2025, an increase of 36 bps from 2024. Interest income increased $99.3 million, or 16.2%, as the yield on average interest-earning assets increased 16 bps from 2024 to 5.09%. Average interest-earning assets of $14.03 billion increased $1.58 billion primarily due to the addition of $1.95 billion in interest-earning assets in May 2025 from the Evans acquisition and organic earning asset growth. Interest expense decreased $2.1 million, or 1.0%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024 driven by interest-bearing deposit costs decreasing 27 bps, lower average balances of short-term borrowings and lower average balances of subordinated debt. The decrease in interest expense was partially offset by the addition of $1.62 billion in interest-bearing liabilities in May 2025 from the Evans acquisition and organic growth. Included in net interest income was $21.0 million and $10.4 million for the years ended December 31, 2025 and 2024, respectively, of acquisition-related net accretion.

Analysis of Changes in FTE Net Interest Income

	Increase (Decrease) 2025 over 2024			Increase (Decrease) 2024 over 2023
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$7,185	$(818)	$6,367	$(2,068)	$221	$(1,847)
Securities taxable	3,826	10,530	14,356	(1,784)	2,196	412
Securities tax-exempt	(467)	82	(385)	233	825	1,058
FRB and FHLB stock	152	(714)	(562)	(766)	70	(696)
Loans	70,935	8,503	79,438	55,771	34,723	90,494
Total FTE interest income	$81,631	$17,583	$99,214	$51,386	$38,035	$89,421
Money market deposits	19,230	(21,015)	(1,785)	27,225	27,282	54,507
Interest-bearing checking deposits	2,929	3,469	6,398	343	4,801	5,144
Savings deposits	130	5,078	5,208	(54)	138	84
Time deposits	5,437	(9,872)	(4,435)	15,016	7,556	22,572
Federal funds purchased	(421)	(115)	(536)	(634)	86	(548)
Repurchase agreements	481	321	802	349	1,159	1,508
Short-term borrowings	(4,521)	(771)	(5,292)	(18,924)	1,025	(17,899)
Long-term debt	285	12	297	214	27	241
Subordinated debt, net	(2,780)	423	(2,357)	871	285	1,156
Junior subordinated debt	495	(897)	(402)	-	213	213
Total FTE interest expense	$21,265	$(23,367)	$(2,102)	$24,406	$42,572	$66,978
Change in FTE net interest income	$60,366	$40,950	$101,316	$26,980	$(4,537)	$22,443

Loans and Corresponding Interest and Fees on Loans

The average balance of loans increased by approximately $1.24 billion, or 12.6%, from 2024 to 2025 driven by the Evans acquisition. Excluding the loans acquired from Evans, the increases in C&I and indirect auto were offset by a reduction in the average balance of residential solar and other consumer loans. The yield on average loans increased from 5.64% in 2024 to 5.73% in 2025, as loans re-priced upward due to the interest rate environment in 2025. FTE interest income from loans increased 14.3%, from $553.8 million in 2024 to $633.2 million in 2025. This increase was due to the improvement in asset yields and an increase in the average balance of earning assets.

Composition of Loan Portfolio

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated is as follows:
	December 31,
(In thousands)	2025	2024	2023	2022	2021
Commercial & industrial	$1,671,949	$1,426,358	$1,353,725	$1,265,082	$1,155,240
Commercial real estate	4,798,957	3,876,698	3,626,910	2,807,941	2,655,367
Paycheck protection program	25	124	523	949	101,222
Residential mortgage	2,537,593	2,142,249	2,125,804	1,649,870	1,571,232
Home equity	448,113	334,268	337,214	314,124	330,357
Indirect auto	1,340,524	1,273,253	1,130,132	989,587	859,454
Residential solar	736,970	820,079	917,755	856,798	440,016
Other consumer	63,983	96,881	158,650	265,796	385,571
Total loans	$11,598,114	$9,969,910	$9,650,713	$8,150,147	$7,498,459
(1)	Loans are summarized by business line which do not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Total loans were $11.60 billion and $9.97 billion at December 31, 2025 and 2024, respectively. Period end loans increased by $1.63 billion from December 31, 2024 to December 31, 2025, which included $1.67 billion of loans acquired from Evans. Excluding the other consumer and residential solar portfolios, which are in a planned run-off status and the loans acquired from Evans, period end loans increased $68.1 million, or 0.7%, from December 31, 2024. From December 31, 2024 to December 31, 2025 C&I loans increased $245.5 million to $1.67 billion; CRE loans increased $922.3 million to $4.80 billion; and total consumer loans increased $460.5 million to $5.13 billion. Total loans represent approximately 72.5% of assets as of December 31, 2025, as compared to 72.3% as of December 31, 2024.

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

Within the CRE portfolio, approximately 78% are comprised of Non-Owner Occupied CRE, with the remaining 22% being Owner-Occupied CRE. Non-Owner Occupied CRE includes diverse sectors across the Company’s markets such as residential rental properties (45%) and office spaces (13%), along with retail, manufacturing, mixed use, hotels and others. As of December 31, 2025 and December 31, 2024, the total CRE construction and development loans amounted to $405.3 million and $314.8 million, respectively.

Residential mortgage loans consist primarily of loans secured by a first or second mortgage on primary residences. The Company originates both adjustable-rate and fixed-rate, one-to-four-family residential loans for the construction or purchase of a residential property or refinancing of a mortgage. These loans are collateralized by properties located in the Company’s market area. The Company has never actively participated in subprime mortgage lending, which has historically been one of the riskiest sectors in the residential housing market. Given the absence of a universally accepted definition of what constitutes “subprime” lending, the Company follows guidance from the Office of Thrift Supervision and other federal bank regulators (the “Agencies”), as outlined in the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001. As of December 31, 2025, there were $34.1 million in residential construction and development loans included in total loans.

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

The Company offers a variety of consumer loan products including indirect auto, home equity and other consumer loans. Indirect auto loans include indirect installment loans to individuals, which are primarily secured by automobiles. Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Other consumer loans consist of direct installment loans to individuals most secured by automobiles and other personal property and unsecured consumer loans across a national footprint originated through our relationship with national technology-driven consumer lending companies that began over 10 years ago beginning with our investment in Springstone Financial LLC (“Springstone”) which was subsequently acquired by LendingClub in 2014. Springstone and LendingClub loans are in a planned run-off status. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, home equity lines of credit and second mortgage loans (loans secured by a lien position on one-to-four family residential mortgage) to finance home improvements, debt consolidation, education and other uses. For home equity loans, consumers are able to borrow up to 85% of the equity in their homes, and are generally tied to Prime with a ten year draw followed by a fifteen year amortization.

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

	Remaining Maturity at December 31, 2025
(In thousands)	C&I	CRE	Indirect Auto	Residential Solar	Other Consumer	Residential	Total
Within one year	$412,824	$365,777	$9,165	$215	$15,844	$1,187	$805,012
From one to five years	746,652	1,709,153	807,880	21,188	59,675	42,170	3,386,718
From five to fifteen years	377,015	2,386,749	523,479	231,170	420,084	391,754	4,330,251
After fifteen years	135,483	337,278	-	484,397	16,493	2,102,482	3,076,133
Total	$1,671,974	$4,798,957	$1,340,524	$736,970	$512,096	$2,537,593	$11,598,114

Interest rate terms on amounts due after one year:
Fixed	$819,261	$1,472,132	$1,331,359	$736,755	$155,754	$2,194,570	$6,709,831
Variable	$439,889	$2,961,048	$-	$-	$340,498	$341,836	$4,083,271

Securities and Corresponding Interest and Dividend Income

The average balance of taxable securities AFS and HTM increased $181.3 million, or 7.9%, from 2024 to 2025. The yield on average taxable securities was 2.43% for 2025 compared to 1.99% in 2024. The average balance of tax-exempt securities AFS and HTM decreased from $221.3 million in 2024 to $208.1 million in 2025. The FTE yield on tax-exempt securities increased from 3.52% in 2024 to 3.56% in 2025.

The average balance of FRB and FHLB stock increased to $40.1 million in 2025 from $37.8 million in 2024. The yield on investments in FRB and FHLB stock decreased from 7.07% in 2024 to 5.27% in 2025.

Securities Portfolio

	As of December 31,
	2025		2024		2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities:
U.S. treasury	$79,330	$76,822	$108,838	$102,790	$133,302	$125,024
Federal agency	248,312	231,276	248,348	218,517	248,384	214,740
State & municipal	90,654	86,727	95,457	87,490	96,251	86,306
Mortgage-backed	616,442	591,562	512,353	464,365	473,813	422,268
Collateralized mortgage obligations	901,420	855,486	725,821	656,488	614,886	541,544
Corporate	22,500	20,965	48,482	45,014	48,442	40,976
Total AFS securities	$1,958,658	$1,862,838	$1,739,299	$1,574,664	$1,615,078	$1,430,858
HTM securities:
Federal agency	$100,000	$89,295	$100,000	$83,344	$100,000	$82,216
Mortgage-backed	202,601	179,223	224,190	189,326	245,806	213,630
Collateralized mortgage obligations	193,773	179,199	228,924	206,125	251,335	228,463
State & municipal	266,382	254,860	289,807	271,150	308,126	290,215
Total HTM securities	$762,756	$702,577	$842,921	$749,945	$905,267	$814,524

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

The following table sets forth information with regard to contractual maturities of debt securities shown in amortized cost ($) and weighted average yield (%) at December 31, 2025. Weighted-average yields are an arithmetic computation of income (not FTE adjusted) divided by amortized cost. Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than 1 Year		1 Year to 5 Years		5 Years to 10 Years		Over 10 Years		Total
(Dollars in thousands)	$	%	$	%	$	%	$	%	$	%
AFS securities:
U.S. treasury	$29,975	1.85%	$49,355	1.65%	$-	-	$-	-	$79,330	1.72%
Federal agency	-	-	245,594	1.03%	2,718	1.39%	-	-	248,312	1.04%
State & municipal	13,968	1.05%	74,139	1.43%	2,547	1.28%	-	-	90,654	1.37%
Mortgage-backed	953	1.71%	104,169	1.45%	177,438	2.70%	333,882	3.42%	616,442	2.88%
Collateralized mortgage obligations	37,605	3.62%	200,590	3.43%	22,635	1.64%	640,590	3.21%	901,420	3.24%
Corporate	-	-	1,000	7.91%	21,500	3.07%	-	-	22,500	3.29%
Total AFS securities	$82,501	2.52%	$674,847	1.91%	$226,838	2.60%	$974,472	3.28%	$1,958,658	2.70%
HTM securities:
Federal agency	$-	-	$100,000	1.11%	$-	-	$-	-	$100,000	1.11%
Mortgage-backed	-	-	2,816	3.46%	11,733	4.10%	188,052	2.00%	202,601	2.14%
Collateralized mortgage obligations	-	-	59,122	3.14%	20,884	2.74%	113,767	2.66%	193,773	2.81%
State & municipal	91,538	3.42%	61,814	2.58%	75,628	2.02%	37,402	1.78%	266,382	2.60%
Total HTM securities	$91,538	3.42%	$223,752	2.08%	$108,245	2.38%	$339,221	2.20%	$762,756	2.33%

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, interest-bearing checking, money market and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities totaled $9.57 billion in 2025 and increased $1.19 billion from 2024. The increase was primarily driven by the interest-bearing deposits acquired from Evans partially offset by a decrease in short-term borrowings and subordinated debt. The rate paid on interest-bearing liabilities decreased from 2.52% in 2024 to 2.19% in 2025. This decrease in rates caused a decrease in interest expense of $2.1 million, or 1.0%, from $211.5 million in 2024 to $209.4 million in 2025.

Deposits

Average interest-bearing deposits increased $1.30 billion, or 16.5%, from 2024 to 2025. Average money market deposits increased $595.2 million, or 18.0%, during 2025 compared to 2024. Average interest-bearing checking deposits increased $318.5 million, or 19.7%, during 2025 as compared to 2024. The average balance of savings accounts increased $243.4 million, or 15.4%, during 2025 compared to 2024. The average balance of time deposits increased $146.6 million, or 10.4%, from 2024 to 2025. The average balance of demand deposits increased $303.8 million, or 9.0%, during 2025 compared to 2024. The increase in average balances was primarily due to the $1.86 billion in deposits acquired from Evans in the second quarter of 2025. The Company’s composition of total deposits is diverse and granular with over 613,000 accounts with an average per account balance of $22,014 as of December 31, 2025.

The rate paid on average interest-bearing deposits was down 27 bps to 2.09% for 2025. The rate paid for MMDA decreased 59 bps to 2.95% from 2024 to 2025. The rate paid for interest-bearing checking deposits increased from 0.83% in 2024 to 1.02% in 2025. The rate paid for savings deposits increased from 0.05% in 2024 to 0.33% in 2025. The rate paid for time deposits decreased from 3.96% during 2024 to 3.30% during 2025.

	Years Ended December 31,
	2025		2024		2023
(In thousands)	Average Balance	Yield/Rate	Average Balance	Yield/Rate	Average Balance	Yield/Rate
Demand deposits	$3,681,113		$3,377,352		$3,463,608

Money market deposits	3,903,585	2.95%	3,308,433	3.54%	2,418,450	2.58%
Interest-bearing checking deposits	1,935,912	1.02%	1,617,456	0.83%	1,555,414	0.53%
Savings deposits	1,823,884	0.33%	1,580,517	0.05%	1,715,749	0.04%
Time deposits	1,555,058	3.30%	1,408,410	3.96%	1,006,867	3.30%
Total interest-bearing deposits	$9,218,439	2.09%	$7,914,816	2.36%	$6,696,480	1.56%

The following table presents the estimated amounts of uninsured deposits based on the same methodologies and assumptions used for the bank regulatory reporting:

	As of December 31,
(In thousands)	2025	2024	2023
Estimated amount of uninsured deposits	$5,862,417	$4,731,363	$4,077,186

The following table presents the maturity distribution of time deposits of $250,000 or more:

(In thousands)	December 31, 2025
Portion of time deposits in excess of insurance limit	$332,936

Time deposits otherwise uninsured with a maturity of:
Within three months	$183,739
After three but within six months	103,200
After six but within twelve months	20,854
Over twelve months	25,143

Borrowings

Average federal funds purchased decreased to $4.1 million in 2025. The rate paid on federal funds purchased was 4.50% in 2025. Average repurchase agreements increased to $114.8 million in 2025 from $95.9 million in 2024. The average rate paid on repurchase agreements increased from 2.35% in 2024 to 2.66% in 2025. Average short-term borrowings decreased to $8.7 million in 2025 from $104.0 million in 2024. The average rate paid on short-term borrowings decreased from 5.48% in 2024 to 4.62% in 2025. Average long-term debt increased from $29.7 million in 2024 to $36.9 million in 2025. The average balance of junior subordinated debt increased from $101.2 million in 2024 to $108.1 million in 2025. The average rate paid for junior subordinated debt in 2025 was 6.59%, down from 7.44% in 2024.

Total short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing. Those sources totaled approximately $4.38 billion and $3.46 billion at December 31, 2025 and 2024, respectively. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential mortgage loans.

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

As of December 31, 2025 and December 31, 2024 the subordinated debt net of unamortized issuance costs and fair value discount was $24.5 million and $121.2 million, respectively.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Service charges on deposit account	$19,067	$17,087	$15,425
Card services income	23,988	22,331	20,829
Retirement plan administration fees	61,585	56,587	47,221
Wealth management	44,755	41,641	34,763
Insurance services	18,035	17,032	15,667
Bank owned life insurance income	12,393	8,325	6,750
Net securities gains (losses)	148	2,789	(9,315)
Other	15,522	11,032	10,838
Total noninterest income	$195,493	$176,824	$142,178

Noninterest income for the year ended December 31, 2025 was $195.5 million, up $18.7 million, or 10.6%, from the year ended December 31, 2024. Excluding net securities gains (losses), noninterest income for the year ended December 31, 2025 was $195.3 million, up $21.3 million, or 12.2%, from the year ended December 31, 2024. The increase from the prior year was primarily due to an increase in retirement plan administration fees, wealth management fees and bank owned life insurance income. The increase in retirement plan administration fees was driven by higher market values of assets under administration, organic growth and the acquisition of a small TPA business in the fourth quarter of 2024. The increase in wealth management fees was driven by market performance and growth in new customer accounts. Bank owned life insurance income increased due to $2.7 million in additional gains recognized in 2025. Service charges on deposit accounts, card services income and other noninterest income increased from 2024 primarily due to the Evans acquisition. Included in other noninterest income for the year ended December 31, 2025 was a $0.6 million gain related to the finalization of a third-party contractual arrangement.

In the first quarter of 2023, the Company incurred a $5.0 million securities loss on the write-off of an AFS subordinated debt investment of a failed financial institution. In the first quarter of 2024, the Company sold the previously written-off subordinated debt security and recognized a gain of $2.3 million. In the second quarter of 2023, the Company incurred a $4.5 million securities loss on the sale of two subordinated debt securities held in the AFS portfolio. In the fourth quarter of 2023 the Company recorded a full $4.8 million impairment of its minority interest equity investment in a provider of financial and technology services to residential solar equipment installers due to the uncertainty in the realizability of the investment in other noninterest expense in the consolidated statements of income.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Salaries and employee benefits	$257,478	$232,487	$194,250
Technology and data services	44,025	39,139	38,163
Occupancy	36,385	31,309	28,408
Professional fees and outside services	21,740	19,132	17,601
Office supplies and postage	8,095	7,525	6,917
FDIC assessment	7,889	6,765	6,257
Marketing	4,013	3,386	3,054
Amortization of intangible assets	11,944	8,443	4,734
Loan collection and other real estate owned, net	2,648	2,505	2,618
Acquisition expenses	19,526	1,531	9,978
Other	31,598	25,659	29,684
Total noninterest expense	$445,341	$377,881	$341,664

Noninterest expense for the year ended December 31, 2025 was $445.3 million, up $67.5 million, or 17.9%, from the year ended December 31, 2024. Excluding acquisition expenses, noninterest expense for the year ended December 31, 2025 was $425.8 million, up $49.5 million, or 13.1%, from the year ended December 31, 2024. The increase from the prior year was driven by higher salaries and employee benefits due to the Evans acquisition, merit pay increases, higher incentive compensation expenses and higher medical expenses and other benefit costs. The increase in technology and data services was driven by the Evans acquisition and ongoing investment in enterprise technology initiatives. Occupancy expense was impacted by additional expenses from the Evans acquisition, higher utilities and higher facilities costs related to new branch banking locations. Professional fees and outside services increased from the prior year primarily due to the Evans acquisition. In addition, the increase in amortization of intangible assets was due to the amortization of the core deposit intangible asset related to the Evans acquisition.

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

Income tax expense for the year ended December 31, 2025 was $50.2 million, up $11.4 million, or 29.3%, from the year ended December 31, 2024. The effective tax rate was 22.9% in 2025 and was 21.6% in 2024. The increase in the effective tax rate from 2024 was primarily due to the higher level of pretax income and the impact of certain nondeductible acquisition expenses related to the Evans acquisition.

On July 4, 2025, the One Big Beautiful Bill Act (the “Bill”) was enacted into law. The significant provisions of the Bill include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act, including international tax provisions. The Bill also imposes a floor on tax deductions taken on charitable contributions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. The provisions of the Bill are not expected to have a material impact on our consolidated financial statements.

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

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Consistent with CECL guidance, management has pooled loans with similar risk characteristics and identified segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined or subsegmented as needed to ensure loans of similar risk profiles are appropriately pooled.

During the first quarter of 2025, the Company performed an annual update to its econometric, PD/LGD models. Segment specific, multi-variate regression model inputs and assumptions were updated and recent period observed losses and behavior were incorporated into the models (“model refreshment”). The incorporation of recent observations did not have a material impact on most loan class segments except for the Auto class segment which resulted in an improvement in PD/LGD outcomes. The total allowance decreased by approximately 3% as of March 31, 2025 due to the model refreshment. Starting in the second quarter of 2025, the Company included an additional downside scenario with stagflation conditions, which is characterized as an economic environment where inflation rises alongside unemployment. Stagflation was identified as an emerging risk as tariff policies impacted the economy.

Additional information about our Allowance for Credit Losses is included in Notes 1 and 6 to the consolidated financial statements as well as in the “Critical Accounting Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s management considers the allowance for credit losses to be appropriate based on evaluation and analysis of the loan portfolio.

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

The allowance for credit losses totaled $138.0 million at December 31, 2025, compared to $116.0 million at December 31, 2024. The allowance for credit losses as a percentage of loans was 1.19% at December 31, 2025, compared to 1.16% at December 31, 2024. The increase in the allowance for credit losses from December 31, 2024 to December 31, 2025 was primarily due to the recording of $20.7 million of allowance for acquired Evans loans as of the acquisition date, which included both $13.0 million of non-PCD allowance recognized through the provision for loan losses and the $7.7 million of PCD allowance reclassified from loans. In addition, the allowance for credit losses increased due to deterioration in the economic forecast including the change in the forecast scenarios and weightings, partially offset by the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status.

The allowance for credit losses as of December 31, 2023 incorporates the recording of $14.5 million of allowance for acquired Salisbury loans as of the acquisition date, which included both the $8.8 million of non-PCD allowance recognized through the provision for loan losses and the $5.8 million of PCD allowance reclassified from loans.

The allowance for credit losses was 266.81% of nonperforming loans at December 31, 2025 as compared to 224.73% at December 31, 2024.

The provision for loan losses was $32.3 million for the year ended December 31, 2025, compared to $19.6 million for the year ended December 31, 2024. Provision expense increased from the prior year primarily due to the $13.0 million of acquisition-related provision for loan losses for non-PCD loans acquired from Evans and a deterioration in economic forecasts. Net charge-offs totaled $18.0 million for 2025 and 2024. Net charge-offs to average loans was 16 bps for 2025 compared to 18 bps for 2024.

(Dollars in thousands)	2025	2024	2023	2022	2021
Balance at January 1(1)	$116,000	$114,400	$100,152	$92,000	$110,000
Loans charged-off:
Commercial	4,801	5,042	4,154	1,870	4,638
Residential	916	211	517	633	979
Consumer(2)	19,492	20,475	22,107	16,140	14,489
Total loans charged-off	$25,209	$25,728	$26,778	$18,643	$20,106
Recoveries:
Commercial	$893	$839	$3,625	$2,430	$723
Residential	345	415	496	852	1,069
Consumer(2)	5,991	6,467	5,859	7,014	8,571
Total recoveries	$7,229	$7,721	$9,980	$10,296	$10,363
Net loans charged-off	$17,980	$18,007	$16,798	$8,347	$9,743
Allowance for credit loss on PCD acquired loans	$7,726	$-	$5,772	$-	$-
Provision for loan losses	32,254	19,607	25,274	17,147	(8,257)
Balance at December 31	$138,000	$116,000	$114,400	$100,800	$92,000
Allowance for loan losses to loans outstanding at end of year	1.19%	1.16%	1.19%	1.24%	1.23%
Net charge-offs to average loans outstanding	0.16%	0.18%	0.19%	0.11%	0.13%
Commercial net charge-offs to average loans outstanding	0.04%	0.04%	0.01%	(0.01)%	0.05%
Residential net charge-offs to average loans outstanding	0.01%	-	-	-	-
Consumer net charge-offs to average loans outstanding	0.12%	0.14%	0.18%	0.12%	0.08%
(1)	2023 includes an adjustment of $0.6 million as a result of the January 1, 2023, adoption of ASU 2022-02.
(2)	Consumer charge-off and recoveries include consumer and home equity.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans over 90 days past due and still accruing, troubled loans modifications, OREO and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating commercial loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

	As of December 31,
(Dollars in thousands)	2025	%	2024	%	2023	%	2022	%	2021	%
Nonaccrual loans:
Commercial	$19,934	45%	$32,144	70%	$21,567	63%	$7,664	44%	$15,942	53%
Residential	21,264	47%	10,464	23%	9,632	28%	4,835	28%	8,862	29%
Consumer	3,093	7%	2,529	6%	2,566	8%	1,667	10%	1,511	5%
Troubled loan modifications(1)	301	1%	682	1%	448	1%	3,067	18%	3,970	13%
Total nonaccrual loans	$44,592	100%	$45,819	100%	$34,213	100%	$17,233	100%	$30,285	100%
Loans over 90 days past due and still accruing:
Commercial	$2,220	31%	$-	-	$1	-	$4	-	$-	-
Residential	2,366	33%	2,411	42%	554	15%	771	20%	808	33%
Consumer	2,545	36%	3,387	58%	3,106	85%	3,048	80%	1,650	67%
Total loans over 90 days past due and still accruing	$7,131	100%	$5,798	100%	$3,661	100%	$3,823	100%	$2,458	100%
Total nonperforming loans	$51,723		$51,617		$37,874		$21,056		$32,743
OREO	402		182		-		105		167
Total nonperforming assets	$52,125		$51,799		$37,874		$21,161		$32,910
Total nonaccrual loans to total loans	0.38%		0.46%		0.35%		0.21%		0.40%
Total nonperforming loans to total loans	0.45%		0.52%		0.39%		0.26%		0.44%
Total nonperforming assets to total assets	0.33%		0.38%		0.28%		0.18%		0.27%
Total allowance for loan losses to nonperforming loans	266.81%		224.73%		302.05%		478.72%		280.98%
Total allowance for loan losses to nonaccrual loans	309.47%		253.17%		334.38%		584.92%		303.78%
(1)	TDRs prior to adoption of ASU 2022-02.

Total nonperforming assets were $52.1 million at December 31, 2025, compared to $51.8 million at December 31, 2024. Nonperforming loans at December 31, 2025 were $51.7 million or 0.45% of total loans, compared with $51.6 million or 0.52% of total loans at December 31, 2024. The increase in nonperforming assets from the prior year was primarily attributable to the addition of nonperforming loans acquired from the Evans acquisition, an increase in loans 90 days or more past due and an increase in OREO, partially offset by a decrease in nonaccrual loans. Total nonaccrual loans were $44.6 million or 0.38% of total loans at December 31, 2025, compared to $45.8 million or 0.46% of total loans at December 31, 2024. Past due loans as a percentage of total loans was 0.38% at December 31, 2025, up from 0.34% of total loans at December 31, 2024.

In addition to nonperforming loans discussed above, the Company has also identified approximately $271.8 million in potential problem loans at December 31, 2025, as compared to $116.1 million at December 31, 2024. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” The increase in potential problem loans at December 31, 2025, compared to December 31, 2024 is primarily due to the addition of $60.5 million in acquired commercial loans from Evans during the second quarter of 2025 and the net migration of commercial loan balances to substandard, the majority of which are adequately secured by the underlying real estate collateral. The increase in potential problem loans is due to a convergence of macroeconomic pressures, post-pandemic credit normalization, higher interest rate repricing, and structural shifts in key industries. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loans modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Allocation of the Allowance for Loan Losses

	December 31,
	2025		2024		2023		2022		2021
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans
Commercial	$61,725	54%	$45,453	51%	$45,903	50%	$34,722	48%	$28,941	51%
Residential	33,692	28%	26,560	27%	22,070	27%	15,127	26%	18,806	27%
Consumer	42,583	18%	43,987	22%	46,427	23%	50,951	26%	44,253	22%
Total	$138,000	100%	$116,000	100%	$114,400	100%	$100,800	100%	$92,000	100%

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for losses on off-balance sheet credit exposures is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses on unfunded commitments totaled $5.8 million as of December 31, 2025, compared to $4.4 million as of December 31, 2024. December 31, 2025 included $0.5 million of acquisition-related provision for unfunded loan commitments. The increase from prior year was primarily related to increases in pipeline exposure and the Evans acquisition.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At December 31, 2025, the Company’s Basic Surplus measurement was 18.7% of total assets, or $2.98 billion, as compared to the December 31, 2024 Basic Surplus of 17.0%, or $2.34 billion, and was above the Company’s minimum of 5% (calculated at $799.8 million and $689.3 million of period end total assets as of December 31, 2025 and December 31, 2024, respectively) set forth in its liquidity policies.

At December 31, 2025 and 2024, FHLB advances outstanding totaled $43.0 million and $45.6 million, respectively. At December 31, 2025 and 2024, the Bank had $353.0 million and $199.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $2.10 billion at December 31, 2025 and $1.71 billion at December 31, 2024. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.11 billion and $957.3 million at December 31, 2025 and 2024, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.53 billion and $2.01 billion at December 31, 2025 and December 31, 2024, respectively. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At December 31, 2025 and 2024, the Bank had the capacity to borrow $1.18 billion and $1.13 billion, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $3.94 billion at December 31, 2025 and $3.38 billion at December 31, 2024.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considers its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2026. While short-term interest rates have declined, they remain elevated relative to recent history, which could result in deposit declines as depositors have alternative opportunities for yield on their excess funds. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%. Note, enhanced liquidity monitoring was put in place to quickly respond to the changing environment during the pandemic including increasing the frequency of monitoring and adding additional sources of liquidity. While the pandemic has come to an end, this enhanced monitoring continues as elevated interest rates and the bank failures of 2023 have led to a deposit decline in the banking system and increased volatility to liquidity risk.

At December 31, 2025, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $235.2 million and $188.6 million in 2025 and 2024, respectively. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan losses, deferred income tax expense, depreciation and amortization and cash flows generated through changes in other assets and liabilities.

Net cash flows provided by investing activities totaled $169.1 million in 2025 and net cash flows used in investing activities totaled $399.2 million in 2024. Critical elements of investing activities are loan and investment securities transactions.

Net cash flows used in financing activities totaled $201.2 million in 2025 and net cash flows provided by financing activities totaled $289.5 million in 2024. The critical elements of financing activities are proceeds from deposits, borrowings and stock issuance. In addition, financing activities are impacted by dividends and treasury stock transactions.

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2025 and 2024, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $3.40 billion and $2.84 billion, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2025 and 2024, standby letters of credit were $58.5 million and $50.8 million, respectively. As of December 31, 2025 and 2024, the fair value of the Company’s standby letters of credit was not significant. The following table sets forth the commitment expiration period for standby letters of credit at:

(In thousands)	December 31, 2025
Within one year	$44,187
After one but within three years	12,592
After three but within five years	1,398
After five years	323
Total	$58,500

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

Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or if the Company elects not to apply hedge accounting.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings.

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was $1.28 billion and $982.5 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company had $2.1 million and $0.9 million, respectively, of mortgage servicing rights.

At December 31, 2025 and 2024, the Company serviced $23.2 million and $24.7 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2025 and 2024.

Capital Resources

Consistent with its goal to operate a sound and profitable financial institution, the Company actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. The principal source of capital to the Company is earnings retention. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized.

The Company’s primary source of funds is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their stockholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At December 31, 2025 and 2024, approximately $115.9 million and $107.6 million, respectively, of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

The Company purchased 250,000 shares of its common stock during the year ended December 31, 2025, for a total of $10.2 million at an average price of $40.74 per share under its previously announced share repurchase program. As of December 31, 2025, there were 1,750,000 shares available for repurchase under this plan authorized on October 27, 2025 which is set to expire on December 31, 2027.

Recent Accounting Updates

See Note 2 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.

2024 OPERATING RESULTS AS COMPARED TO 2023 OPERATING RESULTS

For similar operating and financial data and discussion of our results for the year ended December 31, 2024 compared to our results for the year ended December 31, 2023, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025 and is incorporated herein by reference.

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

The Company’s Interest Rate Sensitivity has remained in a near neutral position. In the declining rate scenarios, net interest income is projected to modestly decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. Conversely in the rising rate scenarios, net interest income increases modestly, impacted by slowing prepayments speeds and increased deposit reactivity; the magnitude of potential impact on earnings may be affected by the ability to lag deposit repricing on interest-bearing checking, savings, MMDA and time accounts. Net interest income for the next twelve months in the +300/+200/+100/-100/-200/-300 bps scenarios, as described above, is within the internal policy risk limits of not more than a 5.0% reduction in net interest income in the +100/-100 bps scenarios, of not more than a 7.5% reduction in net interest income in the +200/-200 bps scenarios and of not more than a 12.0% reduction in net interest income in the +300/-300 bps scenarios. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2025 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates (in bps)	Percent change in net interest income
+300	0.96%
+200	1.01%
+100	0.78%
-100	(0.73)%
-200	(0.94)%
-300	(1.08)%

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures, employment stability and FOMC monetary policy. Post-pandemic, inflationary pressures resulted in a higher overall yield curve with federal funds increases of 425 bps in 2022 with an additional 100 bps of increases in 2023. However, the tightening cycle ended in September of 2024, when the FRB lowered the federal funds rate by 50 bps, followed by consecutive 25 bps reductions in November and December of 2024 for a total of 100 bps of federal funds rate reductions by the end of 2024. Additionally, three rate cuts of 25 bps occurred in September, October and December of 2025, signaling a continuation of the cutting cycle. While deposit rates increased meaningfully in 2023 and continued to increase in early 2024 in conjunction with elevated short-term interest rates, the federal funds rate reductions of 2024 and 2025, as well as expectations for continued reductions in 2026 have provided the catalyst for the Company to continue reducing deposit rates. The Company remains focused on managing deposit expense in this environment of still elevated but declining short-term interest rates in an effort to offset the roughly $3 billion of assets that will decline in conjunction with anticipated federal funds reductions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses – loans evaluated on a collective basis

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $138.0 million of a total allowance for credit losses of $138.0 million as of December 31, 2025. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for class segments of loans that share similar risk characteristics. The Company uses a discounted cash flow methodology where the respective quantitative allowance for each segment is measured by comparing the amortized cost to the present value of expected principal, interest and recovery cash flows projected using an econometric, probability of default (PD) and loss given default (LGD) modeling methodology. The Company uses PD regression models to develop the PD, and LGD models to develop the LGD, using historical credit loss experience over the observation period for both the Company and segment-specific selected peers. The application of these models incorporates multiple weighted external economic forecasts for the economic variables over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to long-term average economic variables over a reversion period on a straight-line basis. Contractual cash flows over the contractual life of the loans are the basis for expected principal, interest and recovery cash flows, adjusted for modeled defaults, expected prepayments and curtailments, and discounted at the loan-level effective interest rate. After quantitative considerations, the Company applies additional qualitative adjustments, giving consideration to the effects of limitations inherent in the quantitative model, so that the collective ACL on loans is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions including the external economic forecasts and economic variables, and the related weighting of the forecasts, the reasonable and supportable forecast periods, the composition of the peer group, and the observation period from which historical Company and peer experience was used, and (2) the qualitative adjustments and the significant assumptions, including the effects of limitations inherent in the quantitative model. The assessment also included an evaluation of the conceptual soundness and performance of the PD regression and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans estimate, including controls over the:

•	development of the collective ACL on loans methodology
•	continued use and appropriateness of the PD regression and LGD models
•	performance monitoring of the PD regression and LGD models
•	identification and determination of the significant assumptions used in the PD regression and LGD models
•	development of the qualitative methodology and related adjustments, including the significant assumptions used in the measurement of select qualitative adjustments
•	analysis of the collective ACL on loans results, trends, and ratios.

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

Fair value measurement of the acquired loans

As discussed in Note 3 to the consolidated financial statements, the Company acquired Evans Bancorp, Inc. (Evans) on May 2, 2025. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired, liabilities assumed, and consideration paid for Evans were recorded at their fair values at the acquisition date, including the fair value of acquired loans of $1.67 billion. The fair value of acquired loans was determined using a discounted cash flow methodology applied on a pooled basis based on certain key valuation assumptions including prepayment speeds, probability of default (PD), loss given default (LGD), and discount rate.

We identified the assessment of the fair value measurement of the acquired loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment of the fair value measurement encompassed the evaluation of certain key valuation assumptions including prepayment speeds, PD, LGD, and discount rate.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value measurement process for acquired loans, including controls related to the determination of certain key valuation assumptions including prepayment speeds, PD, LGD, and discount rate. We involved valuation professionals with specialized skills and knowledge who assisted in developing an independent estimate of the fair value of the acquired loan portfolio, including developing independent assumptions utilizing market data for the prepayment speeds, PD, LGD, and discount rate and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 1987.

Albany, New York
February 27, 2026

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In thousands except share and per share data)	2025	2024
Assets
Cash and due from banks	$185,158	$205,083
Short-term interest-bearing accounts	301,958	78,973
Equity securities, at fair value	48,760	42,372
Securities available for sale, at fair value	1,862,838	1,574,664
Securities held to maturity (fair value $702,577 and $749,945, respectively)	762,756	842,921
Federal Reserve and Federal Home Loan Bank stock	44,575	33,957
Loans held for sale	1,108	9,744
Loans	11,598,114	9,969,910
Less allowance for loan losses	138,000	116,000
Net loans	$11,460,114	$9,853,910
Premises and equipment, net	99,277	80,840
Goodwill	453,278	362,663
Intangible assets, net	57,656	36,360
Bank owned life insurance	317,733	272,657
Other assets	399,910	392,522
Total assets	$15,995,121	$13,786,666
Liabilities
Demand (noninterest bearing)	$3,800,209	$3,446,068
Savings, interest-bearing checking and money market	8,206,539	6,658,188
Time	1,492,445	1,442,505
Total deposits	$13,499,193	$11,546,761
Short-term borrowings	148,069	162,942
Long-term debt	43,176	29,644
Subordinated debt, net	24,509	121,201
Junior subordinated debt	111,668	101,196
Other liabilities	272,290	298,781
Total liabilities	$14,098,905	$12,260,525
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value, 100,000,000 shares authorized; 59,083,155 and 53,974,492 shares issued, respectively	591	540
Additional paid-in-capital	964,778	742,810
Retained earnings	1,196,850	1,100,209
Accumulated other comprehensive loss	(82,596)	(142,098)
Common stock in treasury, at cost, 6,880,200 and 6,779,975 shares, respectively	(183,407)	(175,320)
Total stockholders’ equity	$1,896,216	$1,526,141
Total liabilities and stockholders’ equity	$15,995,121	$13,786,666

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Interest, fee and dividend income
Interest and fees on loans	$632,311	$552,846	$462,669
Securities available for sale	47,015	31,274	29,812
Securities held to maturity	18,777	20,466	20,681
Other	12,889	7,084	9,627
Total interest, fee and dividend income	$710,992	$611,670	$522,789
Interest expense
Deposits	$192,334	$186,948	$104,641
Short-term borrowings	3,643	8,669	25,608
Long-term debt	1,463	1,166	925
Subordinated debt	4,875	7,232	6,076
Junior subordinated debt	7,131	7,533	7,320
Total interest expense	$209,446	$211,548	$144,570
Net interest income	$501,546	$400,122	$378,219
Provision for loan losses	32,254	19,607	25,274
Net interest income after provision for loan losses	$469,292	$380,515	$352,945
Noninterest income
Service charges on deposit accounts	$19,067	$17,087	$15,425
Card services income	23,988	22,331	20,829
Retirement plan administration fees	61,585	56,587	47,221
Wealth management	44,755	41,641	34,763
Insurance services	18,035	17,032	15,667
Bank owned life insurance income	12,393	8,325	6,750
Net securities gains (losses)	148	2,789	(9,315)
Other	15,522	11,032	10,838
Total noninterest income	$195,493	$176,824	$142,178
Noninterest expense
Salaries and employee benefits	$257,478	$232,487	$194,250
Technology and data services	44,025	39,139	38,163
Occupancy	36,385	31,309	28,408
Professional fees and outside services	21,740	19,132	17,601
Office supplies and postage	8,095	7,525	6,917
FDIC assessment	7,889	6,765	6,257
Marketing	4,013	3,386	3,054
Amortization of intangible assets	11,944	8,443	4,734
Loan collection and other real estate owned, net	2,648	2,505	2,618
Acquisition expenses	19,526	1,531	9,978
Other	31,598	25,659	29,684
Total noninterest expense	$445,341	$377,881	$341,664
Income before income tax expense	$219,444	$179,458	$153,459
Income tax expense	50,209	38,817	34,677
Net income	$169,235	$140,641	$118,782
Earnings per share
Basic	$3.34	$2.98	$2.67
Diluted	$3.33	$2.97	$2.65

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In thousands)	2025	2024	2023
Net income	$169,235	$140,641	$118,782
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding gains arising during the period, gross	$68,815	$19,585	$22,987
Tax effect	(17,204)	(4,896)	(5,746)
Unrealized net holding gains arising during the period, net	$51,611	$14,689	$17,241

Reclassification adjustment for net losses in net income, gross	$-	$-	$9,450
Tax effect	-	-	(2,363)
Reclassification adjustment for net losses in net income, net	$-	$-	$7,087

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$277	$356	$427
Tax effect	(69)	(89)	(107)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$208	$267	$320

Total securities available for sale, net	$51,819	$14,956	$24,648

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$1,185	$2,881	$2,640
Tax effect	(297)	(720)	(660)
Amortization of prior service cost and actuarial losses, net	$888	$2,161	$1,980

Decrease in unrecognized actuarial loss, gross	$9,060	$2,292	$3,296
Tax effect	(2,265)	(573)	(824)
Decrease in unrecognized actuarial loss, net	$6,795	$1,719	$2,472

Total pension and other benefits, net	$7,683	$3,880	$4,452

Total other comprehensive income	$59,502	$18,836	$29,100
Comprehensive income	$228,737	$159,477	$147,882

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2022	$497	$577,853	$958,433	$(190,034)	$(173,195)	$1,173,554
Cumulative effect adjustment for ASU 2022-02 implementation as of January 1, 2023	-	-	502	-	-	502
Net income	-	-	118,782	-	-	118,782
Cash dividends - $1.24 per share	-	-	(55,886)	-	-	(55,886)
Issuance of 4,322,999 shares of common stock for acquisition	43	161,680	-	-	-	161,723
Purchase of 155,500 treasury shares	-	-	-	-	(4,944)	(4,944)
Net issuance of 84,577 shares to employee and other stock plans	-	(3,692)	-	-	1,450	(2,242)
Stock-based compensation	-	5,102	-	-	-	5,102
Other comprehensive income	-	-	-	29,100	-	29,100
Balance at December 31, 2023	$540	$740,943	$1,021,831	$(160,934)	$(176,689)	$1,425,691
Net income	-	-	140,641	-	-	140,641
Cash dividends - $1.32 per share	-	-	(62,263)	-	-	(62,263)
Purchase of 7,600 treasury shares	-	-	-	-	(251)	(251)
Net issuance of 92,218 shares to employee and other stock plans	-	(4,125)	-	-	1,620	(2,505)
Stock-based compensation	-	5,992	-	-	-	5,992
Other comprehensive income	-	-	-	18,836	-	18,836
Balance at December 31, 2024	$540	$742,810	$1,100,209	$(142,098)	$(175,320)	$1,526,141
Net income	-	-	169,235	-	-	169,235
Cash dividends - $1.42 per share	-	-	(72,594)	-	-	(72,594)
Issuance of 5,108,663 shares of common stock for acquisition	51	221,716	-	-	-	221,767
Purchase of 250,000 treasury shares	-	-	-	-	(10,185)	(10,185)
Net issuance of 149,775 shares to employee and other stock plans	-	(5,029)	-	-	2,098	(2,931)
Stock-based compensation	-	5,281	-	-	-	5,281
Other comprehensive income	-	-	-	59,502	-	59,502
Balance at December 31, 2025	$591	$964,778	$1,196,850	$(82,596)	$(183,407)	$1,896,216

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2025	2024	2023
Operating activities
Net income	$169,235	$140,641	$118,782
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	32,254	19,607	25,274
Depreciation and amortization of premises and equipment	12,999	11,525	10,695
Net amortization on securities	1,494	2,500	2,736
Amortization of intangible assets	11,944	8,443	4,734
Amortization of operating lease right-of-use assets	8,589	7,527	6,843
Excess tax benefit on stock-based compensation	(674)	(295)	(296)
Stock-based compensation expense	5,281	5,992	5,102
Bank owned life insurance income	(12,393)	(8,325)	(6,750)
Amortization of subordinated debt issuance costs	199	437	437
Proceeds from sale of loans held for sale	219,242	153,973	53,969
Originations of loans held for sale	(211,089)	(159,943)	(55,960)
Net gain on sale of loans held for sale	(637)	(202)	(156)
Net security (gains) losses	(148)	(2,789)	9,315
Net gains on sale of other real estate owned	(64)	(1)	(69)
Impairment of a minority interest equity investment	-	-	4,750
Net deferred income tax expense (benefit)	23,573	8,729	5,958
Net change in other assets and other liabilities	(24,587)	748	(27,907)
Net cash provided by operating activities	$235,218	$188,567	$157,457
Investing activities
Net cash provided by (used in) acquisitions	$37,944	$(1,383)	$44,564
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	256,498	167,903	116,453
Proceeds from sales	254,468	2,284	124,577
Purchases	(474,865)	(292,941)	-
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	174,206	144,301	100,954
Purchases	(91,737)	(83,282)	(88,022)
Equity securities:
Proceeds from sales	491	-	-
Purchases	-	(18)	(11)
Other:
Net decrease (increase) in loans	17,141	(337,661)	(338,111)
Proceeds from Federal Home Loan Bank stock redemption	30,492	74,675	91,535
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(31,029)	(62,771)	(90,945)
Proceeds from settlement of bank owned life insurance	11,417	1,400	3,766
Purchases of premises and equipment, net	(16,302)	(11,742)	(9,254)
Proceeds from sales of other real estate owned	348	75	268
Net cash provided by (used in) investing activities	$169,072	$(399,160)	$(44,226)
Financing activities
Net increase in deposits	$88,383	$577,767	$164,085
Net decrease in short-term borrowings	(57,873)	(223,709)	(231,743)
Redemption of subordinated debt	(118,000)	-	-
Proceeds from long-term debt	-	-	25,000
Repayments of long-term debt	(26,664)	(152)	(118)
Proceeds from the issuance of shares to employee and other stock plans	117	61	91
Cash paid by employer for tax-withholding on stock issuance	(4,414)	(1,993)	(1,877)
Purchase of treasury stock	(10,185)	(251)	(4,944)
Cash dividends	(72,594)	(62,263)	(55,886)
Net cash (used in) provided by financing activities	$(201,230)	$289,460	$(105,392)
Net increase in cash and cash equivalents	$203,060	$78,867	$7,839
Cash and cash equivalents at beginning of year	284,056	205,189	197,350
Cash and cash equivalents at end of year	$487,116	$284,056	$205,189

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$215,590	$215,154	$130,180
Income taxes paid, net of refund	24,570	23,317	27,636
Noncash investing activities:
Loans transferred to other real estate owned	$504	$256	$94
Acquisitions:
Fair value of assets acquired, excluding acquired cash and goodwill	$2,088,233	$4,360	$1,415,712
Fair value of liabilities assumed	1,997,253	-	1,380,386
Common stock issued	221,767	-	161,723

See accompanying notes to consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

1.          Summary of Significant Accounting Policies

The accounting and reporting policies of NBT Bancorp Inc. and its subsidiaries, NBT Bank, National Association (“NBT Bank” or the “Bank”), NBT Financial Services, Inc. and NBT Holdings, Inc., conform, in all material respects, with U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. Collectively, NBT Bancorp Inc. and its subsidiaries are referred to herein as (the “Company”).

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company’s wholly-owned subsidiaries CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I, Alliance Financial Capital Trust II and Evans Capital Trust I are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

In accordance with Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, management assesses its operating segment structure to enhance transparency in how financial performance is evaluated and resources are allocated by the chief operating decision maker (“CODM”). The Company has determined that it operates through two reportable segments: Banking and Retirement Plan Administration, as they meet both the quantitative threshold and qualitative criteria for disclosure. Wealth Management is combined with our Banking segment in accordance with the similarity test outlined in ASC 280. Insurance does not meet materiality requirements for disclosure and is included in the “All Other” category.

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

Investments in Federal Reserve Board (“FRB”) and Federal Home Loan Bank (“FHLB”) stock are required for membership in those organizations and are carried at cost since there is no market value available. The FHLB New York continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FRB and FHLB stock.

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

State and municipal bonds generally carry a Moody’s rating of A to AAA. In addition, the Company has a limited amount of New York state local municipal bonds that are not rated. The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual bond over its contractual life and considers historical credit loss information, current conditions and reasonable and supportable forecasts. Given the rarity of municipal defaults and losses, the Company utilized Moody’s Municipal Loss Forecast Model as the sole source of municipal default and loss rates which provides decades of data across all municipal sectors and geographies. As with the loan portfolio, cash flows are forecast over a 6-quarter period under various weighted economic conditions, with a reversion to long-term average economic conditions over a 4-quarter period on a straight-line basis. Management may exercise discretion to make adjustments based on environmental factors. The Company determined that the expected credit loss on its HTM municipal bond portfolio was deemed immaterial, therefore no allowance for credit losses was recorded.

Allowance for Credit Losses – AFS Debt Securities

The impairment model for AFS debt securities differs from the current expected credit losses (“CECL”) methodology utilized for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of their amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows should be estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Auto – The Company provides both direct and indirect financing of automobiles (“Auto”). The Company maintains relationships with a wide network of dealers throughout the areas we serve across the northeastern United States. Through these relationships, the Company primarily finances the purchases of automobiles indirectly through dealer relationships. Auto loans are secured with collateral consisting of a perfected lien on the vehicle being purchased. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to seven years, based upon the nature of the collateral and the size of the loan.

Residential Solar – The Company previously offered loans across a national footprint originated through our relationships with national technology-driven consumer lending companies to finance the purchase and installation of residential solar energy. Advances of credit through this business line are subject to the Company’s underwriting standards including criteria such as FICO score and debt to income thresholds. In 2017, the Company partnered with Sungage Financial, LLC. to offer financing to consumers for solar ownership with the program tailored for delivery through solar installers. Advances of credit through this business line are to prime borrowers and are subject to the Company’s underwriting standards. Residential solar loans carry a fixed rate of interest with principal repayment terms typically ranging from five to twenty-five years. Typically, the Company collects origination fees that are deferred and recognized into interest income over the estimated life of the loan.

Other Consumer – The Other Consumer loan segment consists primarily of unsecured consumer loans and direct consumer loans. The Company offers a variety of direct consumer installment loans to finance various personal expenditures. In addition to installment loans, the Company also offers personal lines of credit, overdraft protection, debt consolidation, education and other uses. Direct consumer installment loans carry a fixed rate of interest with principal repayment terms typically ranging from one to fifteen years, based upon the nature of the collateral and the size of the loan. Consumer installment loans are often secured with collateral consisting of a perfected lien on the asset being purchased or a perfected lien on a consumer’s deposit account. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower’s financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. The Company previously offered unsecured consumer loans across a national footprint originated through our relationships with national technology-driven consumer lending companies to finance such things as dental and medical procedures, K-12 tuition and other consumer purpose loans. Advances of credit through this business line were subject to the Company’s underwriting standards including criteria such as FICO score and debt to income thresholds. Advances of credit through this business line were to prime borrowers and are subject to the Company’s underwriting standards. Typically, the Company collects origination fees that are deferred and recognized into interest income over the estimated life of the loan.

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

The threshold for evaluating commercial loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. If the loan is not collateral dependent, the allowance for credit losses related to individually assessed loans is based on discounted expected cash flows using the loan’s initial effective interest rate. Generally, individually assessed loans are collateral dependent.

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

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive restricted stock units).

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Noninterest income
In-Scope of ASC 606:
Service charges on deposit accounts	$19,067	$17,087	$15,425
Card services income	23,988	22,331	20,829
Retirement plan administration fees	61,585	56,587	47,221
Wealth management	44,755	41,641	34,763
Insurance services	18,035	17,032	15,667
Other	15,522	11,032	10,838
Total noninterest income in-scope of ASC 606	$182,952	$165,710	$144,743
Total noninterest income out-of-scope of ASC 606	$12,541	$11,114	$(2,565)
Total noninterest income	$195,493	$176,824	$142,178

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

Contract Acquisition Costs

ASC 606 requires the capitalization, and subsequently amortization into expense, of certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company elected the practical expedient, which allows immediate expensing of contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less, and did not capitalize any contract acquisition costs as of or during the year ended December 31, 2025, 2024 and 2023.

Trust Operations

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure and none were identified.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, in response to requests from investors, lenders, creditors and other allocators of capital for enhanced income tax disclosures to support capital allocation decisions. The ASU requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how the Company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. The ASU 2023-09 improves the transparency of income tax disclosures. The amendments in this ASU are effective for the Company for annual periods beginning after December 15, 2024, and should be applied on a prospective basis. The Company adopted ASU 2023-09 on December 31, 2025 and applied the new disclosure requirements. See Note 11 for additional information.

Accounting Standards Issued Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. Aside from complying with the new disclosure requirements, the adoption is not expected to have a material impact on the consolidated financial statements.

3.	Acquisitions

Current and Prior Period Acquisitions

On May 2, 2025, the Company completed the acquisition of Evans Bancorp, Inc. (“Evans”) through the merger of Evans with and into the Company, with the Company surviving the merger. Total consideration for the acquisition was $221.8 million in common stock. Evans, with assets of $2.19 billion at December 31, 2024, was headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, National Association (“Evans Bank”), was a federally-chartered national banking association operating 18 banking locations in Western New York. The acquisition enhances the Company’s presence in Western New York, including the Buffalo and Rochester communities. In connection with the acquisition, the Company issued 5.1 million shares of common stock and acquired approximately $131.2 million of identifiable net assets. Goodwill of $90.6 million was recognized as a result of the merger and is not amortizable or deductible for tax purposes. During the fourth quarter of 2025, the Company revised the accrued income taxes and deferred taxes associated with the Evans acquisition, which resulted in a $0.8 million decrease in goodwill. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since May 2, 2025. As a result of the full integration of the operations of Evans, it is not practicable to determine all revenue or net income included in the Company’s operating results relating to Evans since the date of acquisition as Evans results cannot be separately identified.

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

The acquisitions of Evans and Salisbury are being accounted for as business combinations in accordance with ASC 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired, liabilities assumed and consideration paid at fair value based on management’s best estimates using information available at the date of the acquisition. These estimates were subject to adjustment based on updated information not available at the time of the acquisition and all amounts have now been finalized. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Evans and Salisbury.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

	May 2, 2025	August 11, 2023
(In thousands)	Evans Bancorp, Inc.	Salisbury Bancorp, Inc.
Consideration:
Cash paid to shareholders (fractional shares)	$25	$15
Common stock issuance	221,767	161,723
Total net consideration	$221,792	$161,738

Recognized amounts of identifiable assets acquired and (liabilities) assumed:
Cash and cash equivalents	$40,197	$48,665
Securities available for sale	255,487	122,667
Securities held to maturity	3,494	-
Loans, net of allowance for credit losses on purchased credit deteriorated loans	1,665,712	1,174,237
Premises and equipment, net	15,069	13,026
Core deposit intangibles	33,240	31,188
Wealth management customer intangible	-	4,654
Bank owned life insurance	44,100	30,315
Other assets	71,131	37,631
Total identifiable assets acquired	$2,128,430	$1,462,383

Deposits	$(1,864,049)	$(1,308,976)
Borrowings	(113,712)	(55,461)
Other liabilities	(19,492)	(15,949)
Total liabilities assumed	$(1,997,253)	$(1,380,386)

Total identifiable assets, net	$131,177	$81,997

Goodwill	$90,615	$79,741

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

Securities available for sale - The estimated fair value of the AFS investment portfolio was primarily determined using quoted market prices and dealer quotes. The investment securities were sold immediately after the merger and no gains or losses were recorded.

Securities held to maturity - The estimated fair value of the HTM investment portfolio, which consisted of local municipal securities, was retained at par, which is estimated to be equal to fair value.

Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis. Loans were first segmented by purchased credit deteriorated (“PCD”) or non-purchased credit deteriorated (“non-PCD”) status, and then further grouped according to Federal Deposit Insurance Corporation (“FDIC”) call report segmentation. The valuation considered key loan characteristics including loan type, term, rate, payment schedule and loan performance attributes. Certain key assumptions related to prepayment speeds, PD, LGD and discount rate were also considered. The discount rates applied were based on a build-up approach factoring in the funding mix, servicing costs, liquidity premium and factors related to performance risk.

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

Accounting for Acquired Loans - Acquired loans are classified into two categories: PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans had an allowance established on acquisition date, which is recognized as an expense through the provision for credit losses. For PCD loans, an allowance is recognized by adding it to the fair value of the loan, which is the amortized cost. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. The allowance for credit losses on non-PCD loans of $13.0 million for Evans and $8.8 million for Salisbury was recorded through the provision for loan losses within the consolidated statements of income. The following table provides details related to the fair value of acquired PCD loans.

	May 2, 2025	August 11, 2023
	Evans Bancorp, Inc.	Salisbury Bancorp, Inc.
(In thousands)	PCD Loans	PCD Loans
Par value of PCD loans at acquisition	$336,398	$219,076
Allowance for credit losses at acquisition	7,726	5,772
Discount at acquisition	(36,584)	(24,512)
Fair value of PCD loans at acquisition	$307,540	$200,336

The non-PCD loans acquired from Evans had an acquisition date fair value of $1.37 billion, compared to $1.43 billion in gross contractual amounts receivable. At the acquisition date, the Company estimated that $13.0 million of the contractual cash flows were not expected to be collected.

Direct costs related to the acquisitions were expensed as incurred. Acquisition integration-related expenses were $19.5 million, $1.5 million and $10.0 million during the years ended 2025, 2024 and 2023, respectively. These amounts have been separately stated in the consolidated statements of income and are included in operating activities in the consolidated statements of cash flows.
Supplemental Pro Forma Financial Information (Unaudited)

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the years ended December 31, 2025 and 2024, as if Evans had been acquired on January 1, 2024. This unaudited pro forma information combines the historical results of Evans with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place at the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Pro Forma (Unaudited)
	Years Ended December 31,
(In thousands,)	2025	2024
Total revenue, net of interest expense	$720,578	$659,483
Net income	162,748	158,549

Other Acquisitions

In November 2024, the Company, through its subsidiary, NBT Bank, National Association, completed its acquisition of certain assets of PACO, Inc., a third-party administration business based in West Des Moines, Iowa for a total consideration of $3.3 million. As part of the acquisition, the Company recorded goodwill of $0.7 million and a $2.9 million contingent consideration recorded in other liabilities on the consolidated balance sheets as of December 31, 2024.

In July 2024, the Company, through its subsidiary, NBT Insurance Agency, LLC, a full-service regional insurance agency, completed the acquisition of substantially all of the assets of Karl W. Reynard, Inc. located in Stamford, NY for a total consideration of $1.2 million. Karl W. Reynard, Inc. was a long-established property and casualty agency offering personal and commercial lines. This strategic acquisition expands the presence of NBT Insurance Agency, LLC in the Catskills, where the agency and the Bank are well established. As part of the acquisition, the Company recorded goodwill of $0.2 million and a $1.0 million contingent consideration recorded in other liabilities on the consolidated balance sheets as of December 31, 2024.

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

The operating results of the acquired company is included in the consolidated results after the date of acquisition.
4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2025
U.S. treasury	$79,330	$25	$(2,533)	$76,822
Federal agency	248,312	-	(17,036)	231,276
State & municipal	90,654	4	(3,931)	86,727
Mortgage-backed:
Government-sponsored enterprises	470,606	1,651	(23,532)	448,725
U.S. government agency securities	145,836	660	(3,659)	142,837
Collateralized mortgage obligations:
Government-sponsored enterprises	653,512	2,137	(26,214)	629,435
U.S. government agency securities	247,908	335	(22,192)	226,051
Corporate	22,500	-	(1,535)	20,965
Total AFS securities	$1,958,658	$4,812	$(100,632)	$1,862,838
As of December 31, 2024
U.S. treasury	$108,838	$59	$(6,107)	$102,790
Federal agency	248,348	-	(29,831)	218,517
State & municipal	95,457	-	(7,967)	87,490
Mortgage-backed:
Government-sponsored enterprises	435,825	2	(41,528)	394,299
U.S. government agency securities	76,528	9	(6,471)	70,066
Collateralized mortgage obligations:
Government-sponsored enterprises	546,685	142	(42,831)	503,996
U.S. government agency securities	179,136	39	(26,683)	152,492
Corporate	48,482	-	(3,468)	45,014
Total AFS securities	$1,739,299	$251	$(164,886)	$1,574,664

There was no allowance for credit losses on AFS securities as of December 31, 2025 and 2024.

During the year ended December 31, 2023, there were $4.5 million of gross realized losses reclassified out of AOCI and into earnings and the Company incurred a $5.0 million loss on the write-off of an AFS corporate debt security from a subordinated debt investment of a financial institution that failed. These losses were reclassified out of AOCI and into earnings in net securities gains (losses) in the consolidated statements of income. During the year ended December 31, 2024, the Company sold the previously written-off security and recognized a gain of $2.3 million into earnings in net securities gains (losses) in the consolidated statements of income. During the year ended December 31, 2025, there were no gains or losses reclassified out of AOCI and into earnings.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2025
Federal agency	$100,000	$-	$(10,705)	$89,295
Mortgage-backed:
Government-sponsored enterprises	188,942	-	(23,273)	165,669
U.S. government agency securities	13,659	1	(106)	13,554
Collateralized mortgage obligations:
Government-sponsored enterprises	136,464	115	(5,293)	131,286
U.S. government agency securities	57,309	-	(9,396)	47,913
State & municipal	266,382	76	(11,598)	254,860
Total HTM securities	$762,756	$192	$(60,371)	$702,577
As of December 31, 2024
Federal agency	$100,000	$-	$(16,656)	$83,344
Mortgage-backed:
Government-sponsored enterprises	208,579	-	(34,349)	174,230
U.S. government agency securities	15,611	1	(516)	15,096
Collateralized mortgage obligations:
Government-sponsored enterprises	168,018	-	(11,554)	156,464
U.S. government agency securities	60,906	-	(11,245)	49,661
State & municipal	289,807	41	(18,698)	271,150
Total HTM securities	$842,921	$42	$(93,018)	$749,945

At December 31, 2025 and 2024, all of the mortgage-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities.

The Company recorded no gains from calls on HTM securities for the years ended December 31, 2025, 2024 and 2023.

AFS and HTM securities with amortized costs totaling $1.87 billion at December 31, 2025 and $1.60 billion at December 31, 2024, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2025 and 2024, AFS and HTM securities with an amortized cost of $207.6 million and $234.2 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to gains and (losses) on equity securities:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Net gains recognized on equity securities	$148	$505	$135
Less: Net (losses) recognized on equity securities sold during the period	(35)	-	-
Unrealized gains recognized on equity securities still held	$183	$505	$135

As of December 31, 2025 and 2024 the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of concern as of December 31, 2025 and 2024. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the years ended December 31, 2025 and 2024.

The following table sets forth information with regard to contractual maturities of debt securities at December 31, 2025:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$82,501	$81,728
From one to five years	674,847	645,314
From five to ten years	226,838	214,837
After ten years	974,472	920,959
Total AFS debt securities	$1,958,658	$1,862,838
HTM debt securities:
Within one year	$91,538	$91,476
From one to five years	223,752	210,025
From five to ten years	108,245	100,278
After ten years	339,221	300,798
Total HTM debt securities	$762,756	$702,577

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2025, 2024 and 2023.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities were in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of December 31, 2025
AFS securities:
U.S. treasury	$-	$-	-	$71,796	$(2,533)	4	$71,796	$(2,533)	4
Federal agency	-	-	-	231,276	(17,036)	16	231,276	(17,036)	16
State & municipal	-	-	-	85,965	(3,931)	64	85,965	(3,931)	64
Mortgage-backed	49,543	(161)	7	338,370	(27,030)	135	387,913	(27,191)	142
Collateralized mortgage obligations	80,781	(131)	12	418,983	(48,275)	105	499,764	(48,406)	117
Corporate	-	-	-	20,965	(1,535)	7	20,965	(1,535)	7
Total securities with unrealized losses	$130,324	$(292)	19	$1,167,355	$(100,340)	331	$1,297,679	$(100,632)	350
HTM securities:
Federal agency	$-	$-	-	$89,295	$(10,705)	4	$89,295	$(10,705)	4
Mortgage-backed	10,771	(71)	1	168,422	(23,308)	33	179,193	(23,379)	34
Collateralized mortgage obligations	-	-	-	173,333	(14,689)	47	173,333	(14,689)	47
State & municipal	4,381	(245)	7	142,139	(11,353)	146	146,520	(11,598)	153
Total securities with unrealized losses	$15,152	$(316)	8	$573,189	$(60,055)	230	$588,341	$(60,371)	238
As of December 31, 2024
AFS securities:
U.S. treasury	$-	$-	-	$92,737	$(6,107)	5	$92,737	$(6,107)	5
Federal agency	-	-	-	218,517	(29,831)	16	218,517	(29,831)	16
State & municipal	759	(4)	1	86,731	(7,963)	66	87,490	(7,967)	67
Mortgage-backed	95,153	(1,374)	16	368,589	(46,625)	152	463,742	(47,999)	168
Collateralized mortgage obligations	98,494	(1,128)	14	480,891	(68,386)	116	579,385	(69,514)	130
Corporate	1,478	(9)	1	43,536	(3,459)	14	45,014	(3,468)	15
Total securities with unrealized losses	$195,884	$(2,515)	32	$1,291,001	$(162,371)	369	$1,486,885	$(164,886)	401
HTM securities:
Federal agency	$-	$-	-	$83,344	$(16,656)	4	$83,344	$(16,656)	4
Mortgage-backed	-	-	-	189,271	(34,865)	34	189,271	(34,865)	34
Collateralized mortgage obligations	7,147	(7)	1	198,978	(22,792)	52	206,125	(22,799)	53
State & municipal	9,458	(107)	12	168,945	(18,591)	186	178,403	(18,698)	198
Total securities with unrealized losses	$16,605	$(114)	13	$640,538	$(92,904)	276	$657,143	$(93,018)	289

The Company does not believe the AFS securities that were in an unrealized loss position as of December 31, 2025 and 2024, which consisted of 350 and 401 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of December 31, 2025 and 2024, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. The Company elected to exclude AIR from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $5.6 million and $4.4 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of December 31, 2025 and 2024. There was no accrued interest reversed against interest income for the years ended December 31, 2025 and 2024 as all securities remained in accrual status. In addition, there were no collateral-dependent HTM debt securities as of December 31, 2025 and 2024. There was no allowance for credit losses on HTM securities as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, 65% and 66%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises with bond ratings of A to AAA. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk free,” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2025 and 2024. The remaining HTM debt securities at December 31, 2025 and 2024 were comprised of state and municipal obligations with bond ratings of A to AAA excluding the $85.7 million and $84.7 million, respectively, of local municipal bonds which are not rated. Based on the Company’s CECL methodology, the expected credit loss on the HTM municipal bond portfolio was deemed immaterial, therefore no allowance for credit loss was recorded as of December 31, 2025 and 2024. AIR on HTM debt securities totaled $3.9 million and $4.4 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

5.          Loans

A summary of loans, net of deferred fees and origination costs, by category(1) is as follows:

	At December 31,
(In thousands)	2025	2024
Commercial & industrial	$1,671,974	$1,426,482
Commercial real estate	4,798,957	3,876,698
Residential mortgage	2,537,593	2,142,249
Home equity	448,113	334,268
Indirect auto	1,340,524	1,273,253
Residential solar	736,970	820,079
Other consumer	63,983	96,881
Total loans	$11,598,114	$9,969,910

(1) Loans are summarized by business line which does not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Included in the above loans are net deferred loan origination (fees) costs totaling $(37.9) million and $(64.7) million at December 31, 2025 and 2024, respectively. The Company had $1.1 million and $2.4 million of residential mortgage loans held for sale as of December 31, 2025 and 2024, respectively. There were no residential solar loans held for sale as of December 31, 2025. The Company had $7.3 million of residential solar loans held for sale as of December 31, 2024.

The total amount of loans serviced by the Company for unrelated third parties was $1.28 billion and $982.5 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company had $2.1 million and $0.9 million, respectively, of mortgage servicing rights.

At December 31, 2025 and 2024, the Company serviced $23.2 million and $24.7 million, respectively, of agricultural loans sold with recourse. Due to sufficient collateral on these loans and government guarantees, no reserve is considered necessary at December 31, 2025 and 2024.

FHLB advances are collateralized by a blanket lien on the Company’s residential mortgages.

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

(In thousands)	2025	2024
Balance at January 1	$998	$1,087
New loans	-	412
Repayments	(103)	(501)
Balance at December 31	$895	$998

6.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $138.0 million at December 31, 2025, compared to $116.0 million at December 31, 2024. The allowance for credit losses as a percentage of loans was 1.19% at December 31, 2025, compared to 1.16% at December 31, 2024.

The allowance for credit losses calculation incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverts to long-term economic conditions over a 4-quarter reversion period on a straight-line basis. The Company considers a baseline, upside and downside economic forecast in measuring the allowance. Starting in the second quarter of 2025, the Company included an additional downside scenario with stagflation conditions, which is characterized as an economic environment where inflation rises alongside unemployment. Stagflation was identified as an emerging risk as tariff policies impacted the economy.

The quantitative model as of December 31, 2025 incorporated a baseline economic outlook along with an alternative upside scenario and two equally weighted downside scenarios, recessionary conditions and stagflation, sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2025, the weightings were 65%, 5% and 30% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the northeast unemployment rate increases from 4.5% in the first quarter of 2026 to 4.8% by the end of the forecast period, with a peak northeast unemployment rate of 4.9% in the fourth quarter of 2026. National Gross Domestic Product (“GDP”) annualized growth (on a quarterly basis) is expected to start the first quarter of 2026 at approximately 2.55% and decrease to 1.8% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with one 25 basis point cut at the December meeting and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, northeast unemployment falls from 4.4% in the fourth quarter of 2025 to 4.0% in the second quarter of 2026 and eventually settles at 4.1% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.4% in the fourth quarter of 2025 to a peak of 7.8% in the first quarter of 2027. The alternative downside stagflation scenario assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.4% in the fourth quarter of 2025 to 6% by the end of the forecast period in the second quarter of 2027, with a peak northeast unemployment rate of 8.2% in the first quarter of 2028. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2025. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, reversion adjustments for the stagflation scenario and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

The quantitative model as of December 31, 2024 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2024, the weightings were 80% and 20% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected a northeast unemployment rate environment starting at 4.1% and increasing slightly during the forecast period to 4.2%. Northeast GDP annualized growth (on a quarterly basis) is expected to start the first quarter of 2025 at approximately 3.8% before decreasing to a low of 2.6% in the third quarter of 2025 and then increasing to 3.9% by the end of the forecast period. Key assumptions in the baseline economic outlook included two 25 basis point federal funds rate cuts in 2025, quantitative tightening ending in early 2025, a post-election fiscal outlook with lower spending, lower taxes, and higher tariffs, and the economy currently being near full employment. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment increases to a peak of 7.5% in the first quarter of 2026. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2024. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

The quantitative model as of December 31, 2023 incorporated a baseline economic outlook along with an alternative downside scenario sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2023, the weightings were 70% and 30% for the baseline and downside economic forecasts, respectively. The baseline outlook reflected an unemployment rate environment starting at 3.8% and increasing slightly during the forecast period to 4.1%. Northeast GDP annualized growth (on a quarterly basis) was expected to start the first quarter of 2024 at approximately 3.7% before decreasing to a low of 2.9% in the third quarter of 2024 and then increasing to 3.8% by the end of the forecast period. Other utilized economic variable forecasts are mixed compared to the prior year, with retail sales improving, business output mixed and housing starts down. Key assumptions in the baseline economic outlook included currently being in a full employment economy, continued tapering of the Federal Reserve balance sheet and the Federal Open Market Committee beginning to cut rates in the second quarter of 2024. The alternative downside scenario assumed deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment increases to a peak of 7.0% in the first quarter of 2025. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2023. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, considerations for inflation and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

There were $336.4 million of PCD loans acquired from Evans during the year ended December 31, 2025 which resulted in an allowance for credit losses at acquisition of $7.7 million. There were no loans purchased with credit deterioration during the year ended December 31, 2024. During 2025, the Company purchased $21.3 million of residential loans at a 4.5% premium with a $234 thousand allowance for credit losses recorded for these loans. During 2024, the Company purchased $3.0 million of residential loans at a 7.0% premium with a $31 thousand allowance for credit losses recorded for these loans.

The Company made a policy election to report AIR in the other assets line item on the consolidated balance sheets. AIR on loans totaled $42.5 million at December 31, 2025 and $34.8 million at December 31, 2024 and with no estimated allowance for credit losses related to AIR at December 31, 2025 and 2024 as it is excluded from amortized cost.

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

The following tables present the activity in the allowance for credit losses by our portfolio segment:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2024	$45,453	$43,987	$26,560	$116,000
Allowance for credit loss on PCD acquired loans	7,355	-	371	7,726
Charge-offs	(4,801)	(19,492)	(916)	(25,209)
Recoveries	893	5,991	345	7,229
Provision	12,825	12,097	7,332	32,254
Ending Balance as of December 31, 2025	$61,725	$42,583	$33,692	$138,000
Balance as of December 31, 2023	$45,903	$46,427	$22,070	$114,400
Charge-offs	(5,042)	(20,475)	(211)	(25,728)
Recoveries	839	6,467	415	7,721
Provision	3,753	11,568	4,286	19,607
Ending Balance as of December 31, 2024	$45,453	$43,987	$26,560	$116,000
Balance as of January 1, 2023 (after adoption of ASU 2022-02)	$34,662	$50,951	$14,539	$100,152
Allowance for credit loss on PCD acquired loans	5,300	19	453	5,772
Charge-offs	(4,154)	(22,107)	(517)	(26,778)
Recoveries	3,625	5,859	496	9,980
Provision	6,470	11,705	7,099	25,274
Ending Balance as of December 31, 2023	$45,903	$46,427	$22,070	$114,400

The allowance for credit losses as of December 31, 2025 increased compared to December 31, 2024 primarily due to the recording of $20.7 million of allowance for acquired Evans loans as of the acquisition date, which included both the $13.0 million of non-PCD allowance recognized through the provision for loan losses and the $7.7 million of PCD allowance reclassified from loans. In addition, the allowance for credit losses increased due to deterioration in the economic forecast including the change in the forecast scenarios and weightings, partially offset by the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status. The allowance for credit losses as of December 31, 2024 increased compared to December 31, 2023 primarily due to providing for current year loan growth, the slowing of prepayment speed assumptions, including the changes in prepayment model assumptions. These increases to the allowance for credit losses were partially offset by the change in forecast scenario weightings from 70% baseline and 30% downside to 80% baseline and 20% downside, and the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status. The increase in the allowance for credit losses from December 31, 2022 to December 31, 2023 was primarily due to the recording of $14.5 million of allowance for acquired Salisbury loans as of the acquisition date, which included both the $8.8 million of non-PCD allowance recognized through the provision for loan losses and the $5.8 million of PCD allowance reclassified from loans.

Individually Evaluated Loans

The threshold for evaluating commercial loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. As of December 31, 2025, five relationships with an amortized cost basis of $12.2 million were identified for individual credit loss evaluation. These relationships were in nonaccrual status with no allowance for credit loss as the fair value of the underlying collateral supported the amortized cost. As of December 31, 2024, three relationships were identified for individual credit loss evaluation, had an amortized cost basis of $28.8 million and were in nonaccrual status with no allowance for credit loss.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2025
Commercial loans:
C&I	$761	$126	$103	$990	$1,947	$1,645,794	$1,648,731
CRE	1,802	5,112	2,117	9,031	17,987	4,592,983	4,620,001
Total commercial loans	$2,563	$5,238	$2,220	$10,021	$19,934	$6,238,777	$6,268,732
Consumer loans:
Auto	$12,884	$2,106	$965	$15,955	$2,940	$1,298,470	$1,317,365
Residential solar	4,846	1,396	1,241	7,483	90	729,397	736,970
Other consumer	1,200	467	339	2,006	63	80,824	82,893
Total consumer loans	$18,930	$3,969	$2,545	$25,444	$3,093	$2,108,691	$2,137,228
Residential	$5,203	$666	$2,366	$8,235	$21,565	$3,162,354	$3,192,154
Total loans	$26,696	$9,873	$7,131	$43,700	$44,592	$11,509,822	$11,598,114

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2024
Commercial loans:
C&I	$398	$452	$-	$850	$2,116	$1,427,247	$1,430,213
CRE	698	191	-	889	30,028	3,665,223	3,696,140
Total commercial loans	$1,096	$643	$-	$1,739	$32,144	$5,092,470	$5,126,353
Consumer loans:
Auto	$11,527	$2,047	$900	$14,474	$2,054	$1,228,378	$1,244,906
Residential solar	4,066	1,991	1,599	7,656	212	812,211	820,079
Other consumer	1,552	985	888	3,425	263	105,529	109,217
Total consumer loans	$17,145	$5,023	$3,387	$25,555	$2,529	$2,146,118	$2,174,202
Residential	$3,360	$467	$2,411	$6,238	$11,146	$2,651,971	$2,669,355
Total loans	$21,601	$6,133	$5,798	$33,532	$45,819	$9,890,559	$9,969,910

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

The following tables illustrate the Company’s credit quality by loan class by vintage and includes gross charge-offs by loan class by vintage. Included in other consumer gross charge-offs for the year ended December 31, 2025, the Company recorded $0.3 million in overdrawn deposit accounts reported as 2024 originations and $0.8 million in overdrawn deposit accounts reported as 2025 originations. Included in other consumer gross charge-offs for the year ended December 31, 2024, the Company recorded $0.2 million in overdrawn deposit accounts reported as 2023 originations and $0.7 million in overdrawn deposit accounts reported as 2024 originations.

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2025
C&I
By internally assigned grade:
Pass	$264,031	$212,997	$147,722	$147,300	$127,598	$166,819	$475,710	$6,820	$1,548,997
Special mention	1,063	7,729	4,131	7,010	807	2,809	7,405	-	30,954
Substandard	722	3,150	5,122	7,322	11,744	2,208	37,794	611	68,673
Doubtful	-	-	58	33	16	-	-	-	107
Total C&I	$265,816	$223,876	$157,033	$161,665	$140,165	$171,836	$520,909	$7,431	$1,648,731
Current-period gross charge-offs	$-	$(497)	$(477)	$(63)	$(263)	$(1,218)	$-	$-	$(2,518)
CRE
By internally assigned grade:
Pass	$360,858	$483,504	$436,790	$627,582	$577,221	$1,362,602	$329,111	$49,483	$4,227,151
Special mention	5,509	7,351	22,545	50,020	15,226	62,542	7,053	-	170,246
Substandard	5,080	16,539	17,226	44,496	19,266	102,861	17,136	-	222,604
Total CRE	$371,447	$507,394	$476,561	$722,098	$611,713	$1,528,005	$353,300	$49,483	$4,620,001
Current-period gross charge-offs	$-	$-	$(178)	$-	$-	$(2,105)	$-	$-	$(2,283)
Auto
By payment activity:
Performing	$563,305	$371,367	$199,608	$132,355	$40,036	$6,789	$-	$-	$1,313,460
Nonperforming	547	1,185	982	738	375	78	-	-	3,905
Total auto	$563,852	$372,552	$200,590	$133,093	$40,411	$6,867	$-	$-	$1,317,365
Current-period gross charge-offs	$(263)	$(1,526)	$(1,320)	$(1,494)	$(609)	$(262)	$-	$-	$(5,474)
Residential solar
By payment activity:
Performing	$1,978	$2,200	$108,529	$365,629	$150,757	$106,546	$-	$-	$735,639
Nonperforming	-	-	58	761	384	128	-	-	1,331
Total residential solar	$1,978	$2,200	$108,587	$366,390	$151,141	$106,674	$-	$-	$736,970
Current-period gross charge-offs	$-	$-	$(1,012)	$(5,153)	$(1,619)	$(844)	$-	$-	$(8,628)
Other consumer
By payment activity:
Performing	$16,080	$7,334	$3,257	$4,465	$11,689	$13,636	$25,995	$35	$82,491
Nonperforming	-	29	26	37	135	126	15	34	402
Total other consumer	$16,080	$7,363	$3,283	$4,502	$11,824	$13,762	$26,010	$69	$82,893
Current-period gross charge-offs	$(815)	$(404)	$(95)	$(941)	$(1,940)	$(1,195)	$-	$-	$(5,390)
Residential
By payment activity:
Performing	$192,323	$237,485	$244,007	$404,751	$473,304	$1,242,708	$346,079	$27,566	$3,168,223
Nonperforming	-	1,629	2,419	3,126	3,238	13,278	76	165	23,931
Total residential	$192,323	$239,114	$246,426	$407,877	$476,542	$1,255,986	$346,155	$27,731	$3,192,154
Current-period gross charge-offs	$-	$(16)	$(272)	$(574)	$-	$(54)	$-	$-	$(916)
Total loans	$1,411,496	$1,352,499	$1,192,480	$1,795,625	$1,431,796	$3,083,130	$1,246,374	$84,714	$11,598,114
Current-period gross charge-offs	$(1,078)	$(2,443)	$(3,354)	$(8,225)	$(4,431)	$(5,678)	$-	$-	$(25,209)

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
C&I
By internally assigned grade:
Pass	$255,824	$166,780	$180,095	$177,839	$118,826	$101,755	$349,443	$3,588	$1,354,150
Special mention	272	3,265	3,461	1,639	307	1,008	22,582	4,374	36,908
Substandard	2,419	3,895	2,183	1,555	173	3,878	23,231	1,751	39,085
Doubtful	-	67	2	1	-	-	-	-	70
Total C&I	$258,515	$174,007	$185,741	$181,034	$119,306	$106,641	$395,256	$9,713	$1,430,213
Current-period gross charge-offs	$-	$(99)	$(1,063)	$(162)	$-	$(1,352)	$-	$-	$(2,676)
CRE
By internally assigned grade:
Pass	$414,835	$352,834	$550,682	$514,134	$414,737	$912,693	$314,574	$45,940	$3,520,429
Special mention	2,573	14,406	23,747	7,440	4,310	16,888	2,044	1,222	72,630
Substandard	-	1,743	19,182	18,111	2,362	61,029	654	-	103,081
Total CRE	$417,408	$368,983	$593,611	$539,685	$421,409	$990,610	$317,272	$47,162	$3,696,140
Current-period gross charge-offs	$-	$-	$-	$(2,366)	$-	$-	$-	$-	$(2,366)
Auto
By payment activity:
Performing	$557,817	$321,545	$238,232	$90,143	$19,931	$14,284	$-	$-	$1,241,952
Nonperforming	594	983	710	459	107	101	-	-	2,954
Total auto	$558,411	$322,528	$238,942	$90,602	$20,038	$14,385	$-	$-	$1,244,906
Current-period gross charge-offs	$(141)	$(1,478)	$(1,610)	$(837)	$(116)	$(347)	$-	$-	$(4,529)
Residential solar
By payment activity:
Performing	$4,381	$121,755	$398,030	$166,018	$56,612	$71,472	$-	$-	$818,268
Nonperforming	-	213	869	488	80	161	-	-	1,811
Total residential solar	$4,381	$121,968	$398,899	$166,506	$56,692	$71,633	$-	$-	$820,079
Current-period gross charge-offs	$-	$(530)	$(4,441)	$(716)	$(201)	$(694)	$-	$-	$(6,582)
Other consumer
By payment activity:
Performing	$16,426	$6,685	$11,792	$27,045	$10,718	$15,881	$19,507	$12	$108,066
Nonperforming	12	43	207	433	209	202	15	30	1,151
Total other consumer	$16,438	$6,728	$11,999	$27,478	$10,927	$16,083	$19,522	$42	$109,217
Current-period gross charge-offs	$(735)	$(330)	$(2,080)	$(4,271)	$(1,036)	$(912)	$-	$-	$(9,364)
Residential
By payment activity:
Performing	$188,657	$222,593	$369,473	$419,053	$246,867	$924,869	$265,351	$18,935	$2,655,798
Nonperforming	580	765	766	2,507	160	8,779	-	-	13,557
Total residential	$189,237	$223,358	$370,239	$421,560	$247,027	$933,648	$265,351	$18,935	$2,669,355
Current-period gross charge-offs	$-	$(34)	$-	$-	$-	$(177)	$-	$-	$(211)
Total loans	$1,444,390	$1,217,572	$1,799,431	$1,426,865	$875,399	$2,133,000	$997,401	$75,852	$9,969,910
Current-period gross charge-offs	$(876)	$(2,471)	$(9,194)	$(8,352)	$(1,353)	$(3,482)	$-	$-	$(25,728)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for losses on unfunded commitments totaled $5.8 million as of December 31, 2025, compared to $4.4 million as of December 31, 2024. The reserve for unfunded loan commitments was $1.4 million for the year ended December 31, 2025, compared to $(0.7) million for the year ended December 31, 2024 and compared to less than $0.1 million for the year ended December 31, 2023 and was recorded within other noninterest expense in the consolidated statements of income. Included in the reserve for unfunded loan commitments for the year ended December 31, 2025, was $0.5 million of acquisition-related provision for unfunded loan commitments due to the Evans acquisition. Included in the reserve for unfunded loan commitments for the year ended December 31, 2023, was $0.8 million of acquisition-related provision for unfunded loan commitments due to the Salisbury acquisition.

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

When the Company modifies a loan with financial difficulty, such modifications generally include one or a combination of the following: an extension of the maturity date; a stated rate of interest lower than the current market rate for new debt with similar risk; a change in scheduled payment amount; or principal forgiveness.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Year Ended December 31, 2025
	Interest Rate Reduction		Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$-	-	$1,572	0.049%	$125	0.004%
Total	$-		$1,572		$125

	Year Ended December 31, 2024
	Interest Rate Reduction		Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$-	-	$1,200	0.045%	$282	0.011%
Total	$-		$1,200		$282

	Year Ended December 31, 2023
	Interest Rate Reduction		Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$174	0.007%	$311	0.012%	$160	0.006%
Total	$174		$311		$160

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulties:

Year Ended December 31, 2025
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 6.0 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 0.81%

Year Ended December 31, 2024
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 7.8 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 0.63%

Year Ended December 31, 2023
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 12.1 years to the life of loans, which reduced monthly payment amounts for the borrowers	Interest Rates were reduced by an average of 1.50%

The following table shows the amortized cost basis at the end of the reporting periods of loans modified in the prior twelve months of the reporting periods to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted that had payment defaults during the reporting periods:

(In thousands)	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
Loan Type	Term Extension	Interest Rate Reduction	Term Extension	Interest Rate Reduction	Term Extension	Interest Rate Reduction
Residential	$28	$-	$-	$-	$124	$31
Total	$28	$-	$-	$-	$124	$31
The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of December 31, 2025
Residential	$1,669	$-	$-	$28
Total	$1,669	$-	$-	$28

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of December 31, 2024
Residential	$1,369	$-	$-	$113
Total	$1,369	$-	$-	$113

7.          Premises, Equipment and Leases

A summary of premises and equipment follows:

	December 31,
(In thousands)	2025	2024
Land, buildings and improvements	$168,130	$151,421
Furniture and equipment	112,215	101,830
Premises and equipment before accumulated depreciation	$280,345	$253,251
Accumulated depreciation	(181,068)	(172,411)
Total premises and equipment	$99,277	$80,840

Buildings and improvements are depreciated based on useful lives of five to twenty years. Furniture and equipment is depreciated based on useful lives of three to ten years.

Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated balance sheets. The Company does not have any significant finance leases in which we are the lessee as of December 31, 2025 and December 31, 2024.

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

Our leases relate primarily to office space and bank branches, and some contain options to renew the lease. These options to renew are generally not considered reasonably certain to exercise, and are therefore not included in the lease term until such time that the option to renew is reasonably certain. As of December 31, 2025, operating lease ROU assets and liabilities were $30.6 million and $33.1 million, respectively. As of December 31, 2024, operating lease ROU assets and liabilities were $27.6 million and $30.3 million, respectively.

The table below summarizes net lease cost:

	December 31,
(In thousands)	2025	2024
Operating lease cost	$8,589	$7,527
Variable lease cost	3,214	2,628
Short-term lease cost	422	365
Sublease income	(351)	(354)
Total operating lease cost	$11,874	$10,166

The table below shows future minimum rental commitments related to non-cancelable operating leases for the next five years and thereafter as of December 31, 2025:

(In thousands)
2026	$9,097
2027	7,816
2028	6,109
2029	4,269
2030	2,669
Thereafter	7,378
Total lease payments	$37,338
Less: interest	(4,206)
Present value of lease liabilities	$33,132

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental information on the consolidated statements of cash flows for operating leases:

	December 31,
(In thousands except for percent and period data)	2025	2024
Weighted average remaining lease term, in years	5.70	6.23
Weighted average discount rate	4.08%	3.97%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,571	$6,585
ROU assets obtained in exchange for lease liabilities	10,336	7,411

As of December 31, 2025 there are no new significant leases that have not yet commenced.

Rental expense included in occupancy expense amounted to $10.0 million in 2025, $8.4 million in 2024 and $7.9 million in 2023.

8.          Goodwill and Other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2025	$362,663
Goodwill acquired	90,615
December 31, 2025	$453,278

January 1, 2024	$361,851
Goodwill acquired	812
December 31, 2024	$362,663

There was no impairment of goodwill recorded during the years ended December 31, 2025, 2024 and 2023.

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets. These intangible assets are amortized over their estimated useful lives, which range primarily from one to twenty years.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2025	2024
Core deposit intangibles:
Gross carrying amount	$64,428	$31,188
Less: accumulated amortization	16,693	7,797
Net carrying amount	$47,735	$23,391

Identified intangible assets:
Gross carrying amount	$33,810	$34,189
Less: accumulated amortization	23,889	21,220
Net carrying amount	$9,921	$12,969

Total intangibles:
Gross carrying amount	$98,238	$65,377
Less: accumulated amortization	40,582	29,017
Net carrying amount	$57,656	$36,360

Amortization expense on intangible assets with definite useful lives totaled $11.9 million for 2025, $8.4 million for 2024 and $4.7 million for 2023. Amortization expense on intangible assets with definite useful lives is expected to total $12.5 million for 2026, $10.8 million for 2027, $9.2 million for 2028, $7.6 million for 2029, $6.1 million for 2030 and $11.5 million thereafter. Other identified intangible assets include customer lists and non-compete agreements.

During the years ended December 31, 2025, 2024 and 2023, there was no impairment of intangible assets.

9.          Deposits

The following table sets forth the maturity distribution of time deposits:

(In thousands)	December 31, 2025
Within one year	$1,397,130
After one but within two years	38,673
After two but within three years	25,689
After three but within four years	23,608
After four but within five years	6,766
After five years	579
Total	$1,492,445

Time deposits of $250,000 or more aggregated $332.9 million and $251.6 million December 31, 2025 and 2024, respectively.

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

Short-term borrowings totaled $148.1 million and $162.9 million at December 31, 2025 and 2024, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less.

The Company has unused lines of credit with the FHLB and access to brokered deposits available for short-term financing. Those sources totaled approximately $4.38 billion and $3.46 billion at December 31, 2025 and 2024, respectively. Borrowings on the FHLB lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024	2023
Federal funds purchased:
Balance at year-end	$-	$-	$-
Average during the year	4,110	13,016	24,575
Maximum month end balance	80,000	78,000	60,000
Weighted average rate during the year	4.53%	5.47%	5.16%
Weighted average rate at year-end	4.50%	5.54%	5.63%

Securities sold under repurchase agreements:
Balance at year-end	$148,069	$146,942	$93,651
Average during the year	114,822	95,879	70,251
Maximum month end balance	152,246	146,942	96,195
Weighted average rate during the year	2.64%	2.26%	1.06%
Weighted average rate at year-end	2.66%	2.35%	1.49%

Other short-term borrowings:
Balance at year-end	$-	$16,000	$293,000
Average during the year	8,679	103,963	450,377
Maximum month end balance	111,000	292,000	593,000
Weighted average rate during the year	4.60%	5.43%	5.24%
Weighted average rate at year-end	4.62%	5.48%	5.28%

See Note 4 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, and a blanket lien on its residential mortgage loans. As of December 31, 2025 the Company had no callable long-term debt. A summary is as follows:

(Dollars in thousands)	December 31, 2025		December 31, 2024
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2026	$-	-	$26,556	4.35%
2027	40,197	4.24%	-	-
2031	2,979	2.45%	3,088	2.45%
Total	$43,176		$29,644

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

The following table summarizes the Company’s subordinated debt:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Subordinated notes issued June 2020 - fixed interest rate of 5.00% through June 2025 and a variable interest rate equivalent to three-month SOFR plus 4.85% thereafter, maturing July 1, 2030	$-	$98,000
Subordinated notes issued March 2021 and acquired August 2023 - fixed interest rate of 3.50% through June 2026 and a variable interest rate equivalent to three-month SOFR plus 2.80% thereafter, maturing March 31, 2031	25,000	25,000
Subtotal subordinated notes	$25,000	$123,000
Unamortized debt issuance costs and unamortized fair value discount	(491)	(1,799)
Total subordinated debt, net	$24,509	$121,201

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

The Company sponsors six business trusts, CNBF Capital Trust I, NBT Statutory Trust I, NBT Statutory Trust II, Alliance Financial Capital Trust I, Alliance Financial Capital Trust II and Evans Capital Trust I (collectively, the “Trusts”). The Company’s junior subordinated debentures include amounts related to the Company’s NBT Statutory Trust I and II as well as junior subordinated debentures associated with one statutory trust affiliate that was acquired from our merger with CNB Financial Corp., two statutory trusts that were acquired from our acquisition of Alliance Financial Corporation (“Alliance”) and one statutory trust that was acquired from our acquisition of Evans. The Trusts were formed for the purpose of issuing company-obligated mandatorily redeemable trust preferred securities to third-party investors and investing in the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company for general corporate purposes. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are VIEs for which the Company is not the primary beneficiary, as defined by GAAP. In accordance with GAAP, the accounts of the Trusts are not included in the Company’s consolidated financial statements. See Note 1 for additional information about the Company’s consolidation policy.

The debentures held by each trust are the sole assets of that trust. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $109.0 million at December 31, 2025. The Company owns all of the common securities of the Trusts and has accordingly recorded $3.5 million in equity method investments classified as other assets in our consolidated balance sheets at December 31, 2025. The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

As of December 31, 2025, the Trusts had the following trust preferred securities outstanding and held the following junior subordinated debentures of the Company (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Trust Preferred Debt Owed To Trust	Final Maturity Date
CNBF Capital Trust I	August 1999	$18,000	3-month Term SOFR + 0.26161% plus 2.75%	$18,720	August 2029
NBT Statutory Trust I	November 2005	5,000	3-month Term SOFR + 0.26161% plus 1.40%	5,155	December 2035
NBT Statutory Trust II	February 2006	50,000	3-month Term SOFR + 0.26161% plus 1.40%	51,547	March 2036
Alliance Financial Capital Trust I	December 2003	10,000	3-month Term SOFR + 0.26161% plus 2.85%	10,310	January 2034
Alliance Financial Capital Trust II	September 1, 2006	15,000	3-month Term SOFR + 0.26161% plus 1.65%	15,464	September 2036
Evans Capital Trust I	October 1, 2004	11,000	3-month Term SOFR + 0.26161% plus 2.65%	11,341	November 2034

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

Despite the fact that the Trusts are not included in the Company’s consolidated financial statements, $108 million of the $112 million in trust preferred securities issued by these subsidiary trusts was included in the Tier 1 capital of the Company for regulatory capital purposes as allowed by the FRB (NBT Bank owns $1.0 million of CNBF Trust I securities) through March 31, 2025. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital. The aforementioned Trusts are grandfathered with respect to this enactment based on their date of issuance.  As of June 30, 2025 in connection with the completion of the Evans acquisition and the Company’s assets exceeding $15 billion, the Trusts are now included in the Company’s Tier 2 capital for regulatory capital purposes.

11.          Income Taxes

The Company’s income from continuing operations before income tax expense totaled $219.4 million, $179.5 million and $153.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The significant components of income tax expense attributable to operations are as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Current:
Federal	$20,098	$23,049	$22,829
State	6,538	7,039	5,890
Total current	$26,636	$30,088	$28,719
Deferred:
Federal	$18,890	$8,306	$4,593
State	4,683	423	1,365
Total deferred	$23,573	$8,729	$5,958
Total income tax expense:
Federal	$38,988	$31,355	$27,422
State	11,221	7,462	7,255
Total income tax expense	$50,209	$38,817	$34,677

The Company had no income tax in foreign jurisdictions for the years ended December 31, 2025, 2024 and 2023, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Allowance for loan losses	$34,773	$29,229
Lease liability	8,349	7,646
Deferred compensation	13,148	10,581
Fair value adjustments on acquisitions	34,217	15,958
Loan fees	16,815	23,660
Stock-based compensation expense	2,872	3,375
Unrealized losses on securities	24,055	41,346
Other	10,712	6,382
Total deferred tax assets	$144,941	$138,177
Deferred tax liabilities:
Pension benefits	$19,847	$16,705
Lease right-of-use asset	7,709	7,195
Amortization of intangible assets	29,004	22,476
Premises and equipment, primarily due to accelerated depreciation	6,220	1,510
Other	2,204	2,072
Total deferred tax liabilities	$64,984	$49,958
Net deferred tax asset at year-end	$79,957	$88,219
Net deferred tax asset at beginning of year	88,219	103,211
(Decrease) in net deferred tax asset	$(8,262)	$(14,992)

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2025 and 2024.

The following is a reconciliation of the provision for income taxes which presents our effective tax rate reconciliation for the year ended December 31, 2025, in accordance with the new presentation and disclosure requirements of ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). Consistent with ASC 740-10-50-12A, the table disaggregates both percentages and amounts across the required categories and items meeting the 5% threshold are further disaggregated as required.

	Year Ended December 31, 2025
(In thousands)	Amount	Percentage
Federal income tax at statutory rate	$46,083	21.00%
Tax credits - Federal	(1,127)	(0.51)%
State taxes, net of federal tax benefit(1)	8,911	4.06%
Nontaxable Items:
Tax exempt income	(1,753)	(0.80)%
Net increase in cash surrender value of life insurance	(2,528)	(1.15)%
Other, net	623	0.28%
Income tax expense	$50,209	22.88%

(1) State taxes in New York contributed to the majority (greater than 50%) of the tax effect in this category.

The following table presents our reconciliation of the provision for income taxes for the years ended December 31, 2024, and 2023, prepared in accordance with the disclosure requirements applicable prior to the adoption of ASU 2023-09. These amounts are presented under the previous guidance and therefore do not reflect the additional disaggregation required by ASU 2023-09.

	Years Ended December 31,
(In thousands)	2024	2023
Federal income tax at statutory rate	$37,686	$32,226
Tax exempt income	(1,783)	(1,442)
Net increase in cash surrender value of life insurance	(1,866)	(1,367)
Federal tax credits	(1,171)	(1,297)
State taxes, net of federal tax benefit	6,008	5,732
Other, net	(57)	825
Income tax expense	$38,817	$34,677

The following table presents cash income taxes paid, net of refunds, for the year ended December 31, 2025, disaggregated by category and by individual jurisdictions that are equal to or greater than 5% of total income taxes paid, in accordance with ASU 2023‑09.

(In thousands)	Year Ended December 31, 2025
Federal	$20,000
New York	2,370
Other States	2,200
Total state taxes paid, net	4,570
Total income taxes paid, net	$24,570

A reconciliation of the beginning and ending balance of Federal and State gross unrecognized tax benefits (“UTBs”) is as follows:

(In thousands)	2025	2024
Balance at January 1	$2,914	$2,879
Additions for tax positions of prior years	-	57
Reduction for tax positions of prior years	(295)	(265)
Current period tax positions	223	243
Balance at December 31	$2,842	$2,914
Amount that would affect the effective tax rate if recognized, gross of tax	$2,245	$2,302

The Company recognizes interest and penalties on the income tax expense line in the accompanying consolidated statements of income. As of December 31, 2025, no significant changes to UTBs are projected; however, tax audit examinations are possible, but it is not reasonably possible to estimate when examinations in subsequent years will be completed. The Company recognized $0.8 million and $0.6 million of interest expense related to UTBs in the consolidated statements of income for the years ended December 31, 2025 and 2024, respectively. The tax years 2017 to 2019 are currently being audited by New York State. As of December 31, 2025, the Company is not under federal examination.

12.          Employee Benefit Plans

Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at December 31, 2025. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. Prior to January 1, 2000, the Plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the Plan was converted to a cash balance plan with grandfathering provisions for existing participants. Effective March 1, 2013, the Plan was amended. Benefit accruals for participants who, as of January 1, 2000, elected to continue participating in the traditional defined benefit plan design were frozen as of March 1, 2013. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The components of AOCI, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other post-retirement benefits are summarized below:

	Pension Benefits		Other Benefits
(In thousands)	2025	2024	2025	2024
Net actuarial loss (gain)	$13,284	$23,922	$210	$(196)
Prior service cost (credit)	401	418	(2)	(6)
Total amounts recognized in AOCI (pre-tax)	$13,685	$24,340	$208	$(202)

A December 31 measurement date is used for the pension, supplemental pension and post-retirement benefit plans. The following table sets forth changes in benefit obligations, changes in plan assets and the funded status of the pension plans and other post-retirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$75,025	$76,994	$4,460	$4,715
Service cost	2,761	2,204	2	4
Interest cost	4,674	4,029	252	230
Plan participants’ contributions	-	-	121	127
Actuarial loss (gain)	165	(2,454)	406	(18)
Amendments	-	1,212	-	-
Acquisition	9,565	-	-	-
Benefits paid	(11,753)	(6,960)	(551)	(598)
Projected benefit obligation at end of year	$80,437	$75,025	$4,690	$4,460
Change in plan assets:
Fair value of plan assets at beginning of year	$125,028	$121,169	$-	$-
Gain on plan assets	18,046	8,920	-	-
Acquisition	4,829	-	-	-
Employer contributions	5,122	1,899	430	471
Plan participants’ contributions	-	-	121	127
Benefits paid	(11,753)	(6,960)	(551)	(598)
Fair value of plan assets at end of year	$141,272	$125,028	$-	$-
Funded (unfunded) status at year end	$60,835	$50,003	$(4,690)	$(4,460)

An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. The accumulated benefit obligation for pension benefits was $80.4 million and $75.0 million at December 31, 2025 and 2024, respectively. The accumulated benefit obligation for other post-retirement benefits was $4.7 million and $4.5 million at December 31, 2025 and 2024, respectively. The funded status of the pension and other post-retirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2025 and 2024.

	Pension Benefits		Other Benefits
(In thousands)	2025	2024	2025	2024
Other assets	$77,869	$65,316	$-	$-
Other liabilities	(17,034)	(15,313)	(4,690)	(4,460)
Funded status	$60,835	$50,003	$(4,690)	$(4,460)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years Ended December 31,
	2025	2024	2023
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	5.19% - 6.24%	5.54% - 6.10%	4.91% - 5.66%
Expected long-term return on plan assets	6.70%	6.70%	6.70%
Rate of compensation increase	3.00%	3.00%	3.00%
Interest rate of credit for cash balance plan	4.70%	4.54%	4.66%

The following assumptions were used to determine net periodic pension cost:
Discount rate	5.54% - 6.15%	4.91% - 6.10%	3.35% - 5.66%
Expected long-term return on plan assets	6.70%	6.70%	6.70%
Rate of compensation increase	3.00%	3.00%	3.00%
Interest rate of credit for cash balance plan	4.54%	4.66%	3.99%

Net periodic benefit cost and other amounts recognized in OCI for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2025	2024	2023	2025	2024	2023
Components of net periodic cost (benefit):
Service cost	$2,761	$2,204	$1,904	$2	$4	$4
Interest cost	4,674	4,029	4,002	252	230	240
Expected return on plan assets	(8,415)	(7,888)	(7,379)	-	-	-
Amortization of prior service cost (credit)	16	993	43	(4)	(4)	(4)
Amortization of unrecognized net loss (gain)	1,173	1,892	2,633	-	-	(32)
Net periodic pension cost (benefit)	$209	$1,230	$1,203	$250	$230	$208
Other changes in plan assets and benefit obligations recognized in OCI (pre-tax):
Net (gain) loss	$(9,466)	$(3,486)	$(4,037)	$406	$(18)	$711
Prior service cost	-	1,212	30	-	-	-
Amortization of prior service (cost) credit	(16)	(993)	(43)	4	4	4
Amortization of unrecognized net (loss) gain	(1,173)	(1,892)	(2,633)	-	-	32
Total recognized in OCI	$(10,655)	$(5,159)	$(6,683)	$410	$(14)	$747
Total recognized in net periodic (benefit) cost and OCI, pre-tax	$(10,446)	$(3,929)	$(5,480)	$660	$216	$955

The service cost component of the net periodic cost (benefit) is included in salaries and employee benefits and the interest cost, expected return on plan assets and net amortization components are included in other noninterest expense on the consolidated statements of income.

The following table sets forth estimated future benefit payments for the pension plans and other post-retirement benefit plans as of December 31, 2025:

(In thousands)	Pension Benefits	Other Benefits
2026	$8,455	$457
2027	8,300	448
2028	8,827	449
2029	8,824	444
2030	8,668	436
2031 - 2035	37,961	1,925

The Company made no voluntary contributions to the pension and other benefit plans during the years ended December 31, 2025 and 2024.

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2025 were assumed to be 6.5% to 11.25%. The rates were assumed to decrease gradually to 4.5% for fiscal year 2034 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans.

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target 2025	2025	2024
Cash and cash equivalents	0 - 15%	2%	2%
Fixed income securities	30 - 60%	43%	44%
Equities	40 - 70%	55%	54%
Total		100%	100%

Only high-quality bonds are to be included in the portfolio. All issues that are rated lower than A by Standard and Poor’s are to be excluded. Equity securities at December 31, 2025 and 2024 do not include any Company common stock.

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan:

(In thousands)	Level 1	Level 2	December 31, 2025
Cash and cash equivalents	$3,413	$-	$3,413
U.S. government bonds	-	3	3
Mutual funds	137,856	-	137,856
Total	$141,269	$3	$141,272

(In thousands)	Level 1	Level 2	December 31, 2024
Cash and cash equivalents	$2,611	$-	$2,611
U.S. government bonds	-	7	7
Mutual funds	122,410	-	122,410
Total	$125,021	$7	$125,028

The plan had no financial instruments recorded at fair value on a non-recurring basis as of December 31, 2025 and 2024.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets was 6.7% at December 31, 2025 and 2024, respectively. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”). The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries. In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The employer contributions associated with the 401(k) Plan were $5.4 million in 2025, $4.9 million in 2024 and $4.4 million in 2023.

Other Retirement Benefits

Included in other liabilities is $0.8 million and $0.6 million at December 31, 2025 and 2024, respectively, for supplemental retirement benefits for retired executives from legacy plans assumed in acquisitions. The Company recognized less than $0.1 million in 2025, $0.1 million in 2024 and $0.2 million in 2023, related to these plans.

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

The Company has outstanding restricted stock granted from various plans at December 31, 2025. The Company recognized $5.3 million, $6.0 million and $5.1 million in stock-based compensation expense related to these stock awards for the years ended December 31, 2025, 2024 and 2023, respectively. Tax benefits recognized with respect to restricted stock units were $2.7 million, $1.5 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Unrecognized compensation cost related to restricted stock units totaled $5.5 million at December 31, 2025 and will be recognized over 1.5 years on a weighted average basis. Shares issued are funded from the Company’s treasury stock. The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2025	583,478	$33.32
Forfeited	(9,738)	34.24
Vested	(246,507)	33.15
Granted	148,847	40.97
Unvested at December 31, 2025	476,080	$35.78

As of December 31, 2024, there were 3,850 options outstanding with a weighted average exercise price of $30.36 which were fully exercised during 2025. There were no options outstanding at December 31, 2025. There was no stock-based compensation expense for stock option awards for the years ended December 31, 2025, 2024 and 2023.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Proceeds from stock options exercised	$117	$61	$91
Tax benefits related to stock options exercised	13	2	13
Intrinsic value of stock options exercised	52	8	50

The Company has 493,424 securities remaining available to be granted as part of the Plan at December 31, 2025.

14.          Stockholders’ Equity

In accordance with GAAP, unrecognized prior service costs and net actuarial gains or losses associated with the Company’s pension and postretirement benefit plans and unrealized gains and losses on AFS securities are included in AOCI, net of tax. For the years ended December 31, components of AOCI are:

(In thousands)	2025	2024	2023
Unrecognized prior service cost and net actuarial (losses) on pension plans	$(10,420)	$(18,103)	$(21,983)
Unrealized net holding (losses) on AFS securities	(72,176)	(123,995)	(138,951)
AOCI	$(82,596)	$(142,098)	$(160,934)

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At December 31, 2025, approximately $115.9 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

On October 27, 2025, the Company’s Board of Directors (“Board”) authorized and approved an amendment to the Company’s stock repurchase program. Pursuant to the amended stock repurchase program, the Company may repurchase up to 2,000,000 shares of the Company’s common stock with all repurchases under the stock repurchase program to be made by December 31, 2027. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes.

The Company purchased 250,000 shares of its common stock during the year ended December 31, 2025, for a total of $10.2 million at an average price of $40.74 per share under its previously announced stock repurchase program. As of December 31, 2025, there were 1,750,000 shares available for repurchase under this plan authorized on October 27, 2025 which is set to expire on December 31, 2027.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. In addition to maintaining minimum capital ratios, the Company is subject to a capital conservation buffer (“Buffer”) of 2.50% above the minimum to avoid restriction on capital distributions and discretionary bonus paychecks to officers. At December 31, 2025 and 2024, the Company and the Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2025 and 2024, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 Capital to Average Asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory Ratio Requirements
(Dollars in thousands)	Amount	Ratio	Minimum Capital Adequacy	Minimum plus Buffer	For Classification as Well- Capitalized
As of December 31, 2025
Tier 1 Capital (to average assets)
Company	$1,485,764	9.48%	4.00%		5.00%
NBT Bank	1,457,277	9.35%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	1,485,764	12.07%	4.50%	7.00%	6.50%
NBT Bank	1,457,277	11.92%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	1,485,764	12.07%	6.00%	8.50%	8.00%
NBT Bank	1,457,277	11.92%	6.00%	8.50%	8.00%
Total Capital (to risk-weighted assets)
Company	1,752,362	14.24%	8.00%	10.50%	10.00%
NBT Bank	1,590,875	13.02%	8.00%	10.50%	10.00%

As of December 31, 2024
Tier 1 Capital (to average assets)
Company	$1,385,269	10.24%	4.00%		5.00%
NBT Bank	1,263,661	9.39%	4.00%		5.00%
Common Equity Tier 1 Capital
Company	1,288,269	11.93%	4.50%	7.00%	6.50%
NBT Bank	1,263,661	11.79%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)
Company	1,385,269	12.83%	6.00%	8.50%	8.00%
NBT Bank	1,263,661	11.79%	6.00%	8.50%	8.00%
Total Capital (to risk-weighted assets)
Company	1,622,476	15.03%	8.00%	10.50%	10.00%
NBT Bank	1,377,868	12.86%	8.00%	10.50%	10.00%

16.         Earnings Per Share

The following is a reconciliation of basic and diluted EPS for the years presented in the consolidated statements of income:

	Years Ended December 31,
	2025			2024			2023
(In thousands except per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$169,235	50,651	$3.34	$140,641	47,165	$2.98	$118,782	44,528	$2.67
Effect of dilutive securities:
Stock-based compensation		224			268			242
Diluted EPS	$169,235	50,875	$3.33	$140,641	47,433	$2.97	$118,782	44,770	$2.65

There was a nominal number of weighted average stock options outstanding for the year ended December 31, 2023, that were not considered in the calculation of diluted EPS since the stock options’ exercise prices were greater than the average market price during these periods.

17.          Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
(In thousands)	Years Ended December 31,
	2025	2024	2023
AFS securities:
Losses on AFS securities	$-	$-	$9,450	Net securities (gains) losses
Amortization of unrealized gains related to securities transfer	277	356	427	Interest income
Tax effect	$(69)	$(89)	$(2,470)	Income tax (benefit)
Net of tax	$208	$267	$7,407
Pension and other benefits:
Amortization of net losses	$1,173	$1,892	$2,601	Other noninterest expense
Amortization of prior service costs	12	989	39	Other noninterest expense
Tax effect	$(297)	$(720)	$(660)	Income tax (benefit)
Net of tax	$888	$2,161	$1,980
Total reclassifications, net of tax	$1,096	$2,428	$9,387
18.          Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2025, approximately 67% of the Company’s loans were secured by real estate located in upstate New York, northeastern Pennsylvania, southern New Hampshire, western Massachusetts, Vermont, southern Maine and central and northwestern Connecticut. Accordingly, the ultimate collectability of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

	At December 31,
(In thousands)	2025	2024
Unused lines of credit	$622,382	$459,885
Commitments to extend credits, primarily variable rate	2,781,120	2,375,751
Standby letters of credit	58,500	50,832
Loans sold with recourse	23,246	24,670

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. As of December 31, 2025 and 2024, the fair value of the Company’s standby letters of credit was not significant.

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

As of December 31, 2025 and 2024, the Company had twenty-two and twenty risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of December 31, 2025
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,332,295	Other assets	$68,061	$1,332,295	Other liabilities	$68,050
Risk participation agreements	97,319	Other assets	53	15,791	Other liabilities	16
Total derivatives not designated as hedging instruments			$68,114			$68,066
Netting adjustments(1)			16,010			-
Net derivatives in the balance sheet			$52,104			$68,066
Derivatives not offset on the balance sheet			$5,722			$5,722
Cash collateral(2)			-			-
Net derivative amounts			$46,382			$62,344
As of December 31, 2024
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,374,800	Other assets	$104,377	$1,374,800	Other liabilities	$104,371
Risk participation agreements	90,725	Other assets	62	18,811	Other liabilities	2
Total derivatives not designated as hedging instruments			$104,439			$104,373
Netting adjustments(1)			23,592			(26)
Net derivatives in the balance sheet			$80,847			$104,399
Derivatives not offset on the balance sheet			$1,792			$1,792
Cash collateral(2)			-			-
Net derivative amounts			$79,055			$102,607

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

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationship:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Derivatives not designated as hedging instruments:
Increase (decrease) in other income	$183	$106	$(70)

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	December 31, 2025
Assets:
AFS securities
U.S. treasury	$76,822	$-	$-	$76,822
Federal agency	-	231,276	-	231,276
State & municipal	-	86,727	-	86,727
Mortgage-backed	-	591,562	-	591,562
Collateralized mortgage obligations	-	855,486	-	855,486
Corporate	-	20,965	-	20,965
Total AFS securities	$76,822	$1,786,016	$-	$1,862,838
Equity securities	47,760	1,000	-	48,760
Derivatives	-	52,104	-	52,104
Total	$124,582	$1,839,120	$-	$1,963,702
Liabilities:
Derivatives	$-	$68,066	$-	$68,066
Total	$-	$68,066	$-	$68,066

(In thousands)	Level 1	Level 2	Level 3	December 31, 2024
Assets:
AFS securities
U.S. treasury	$102,790	$-	$-	$102,790
Federal agency	-	218,517	-	218,517
State & municipal	-	87,490	-	87,490
Mortgage-backed	-	464,365	-	464,365
Collateralized mortgage obligations	-	656,488	-	656,488
Corporate	-	45,014	-	45,014
Total AFS securities	$102,790	$1,471,874	$-	$1,574,664
Equity securities	41,372	1,000	-	42,372
Derivatives	-	80,847	-	80,847
Total	$144,162	$1,553,721	$-	$1,697,883
Liabilities:
Derivatives	$-	$104,399	$-	$104,399
Total	$-	$104,399	$-	$104,399

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, OREO, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. Loans with fair value of $12.2 million as of December 31, 2025 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. Loans with fair value of $28.8 million as of December 31, 2024 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value.The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		December 31, 2025		December 31, 2024
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$762,756	$702,577	$842,921	$749,945
Net loans	3	11,461,222	11,337,753	9,863,654	9,458,786
Financial liabilities:
Time deposits	2	$1,492,445	$1,484,165	$1,442,505	$1,431,942
Long-term debt	2	43,176	43,395	29,644	29,439
Subordinated debt	1	24,509	24,016	121,401	118,693
Junior subordinated debt	2	111,668	98,841	101,196	105,763

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

Long-Term Debt -The fair value of long-term debt was estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.

Subordinated Debt - The fair value of subordinated debt has been measured using the observable market price as of the period reported.

Junior Subordinated Debt - The fair value of junior subordinated debt has been estimated using a discounted cash flow analysis.

21.          Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2025	2024
Assets
Cash and cash equivalents	$85,839	$185,451
Equity securities, at estimated fair value	37,400	33,922
Investment in subsidiaries, on equity basis	1,913,326	1,534,693
Other assets	52,166	49,694
Total assets	$2,088,731	$1,803,760
Liabilities and Stockholders’ Equity
Total liabilities	$192,515	$277,619
Stockholders’ equity	1,896,216	1,526,141
Total liabilities and stockholders’ equity	$2,088,731	$1,803,760

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2025	2024	2023
Dividends from subsidiaries	$117,000	$100,000	$116,250
Management fee from subsidiaries	5,898	5,797	7,093
Net securities (losses) gains	(18)	575	(82)
Interest, dividends and other income	1,714	726	715
Total revenue	$124,594	$107,098	$123,976
Operating expenses	22,326	25,491	22,930
Income before income tax benefit and equity in undistributed income of subsidiaries	$102,268	$81,607	$101,046
Income tax expense (benefit)	(3,194)	(4,310)	(3,785)
Equity in undistributed income of subsidiaries	63,773	54,724	13,951
Net income	$169,235	$140,641	$118,782

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2025	2024	2023
Operating activities
Net income	$169,235	$140,641	$118,782
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of premises and equipment	316	336	353
Excess tax benefit on stock-based compensation	(674)	(295)	(296)
Stock-based compensation expense	5,281	5,992	5,102
Net securities losses (gains)	18	(575)	82
Equity in undistributed income of subsidiaries	(63,773)	(54,724)	(13,950)
Bank owned life insurance income	(292)	(281)	(271)
Amortization of subordinated debt issuance costs	199	437	437
Net change in other assets and other liabilities	(4,923)	(3,998)	(4,930)
Net cash provided by operating activities	$105,387	$87,533	$105,309
Investing activities
Net cash (used in) provided by acquisitions	$(414)	$-	$3,542
Proceeds from sales of equity securities	491	-	-
Net cash provided by investing activities	$77	$-	$3,542
Financing activities
Redemption of subordinated debt	$(118,000)	$-	$-
Proceeds from the issuance of shares to employee and other stock plans	117	61	91
Cash paid by employer for tax-withholding on stock issuance	(4,414)	(1,993)	(1,877)
Purchases of treasury shares	(10,185)	(251)	(4,944)
Cash dividends	(72,594)	(62,263)	(55,886)
Net cash (used in) financing activities	$(205,076)	$(64,446)	$(62,616)
Net (decrease) increase in cash and cash equivalents	$(99,612)	$23,087	$46,235
Cash and cash equivalents at beginning of year	185,451	162,364	116,129
Cash and cash equivalents at end of year	$85,839	$185,451	$162,364

A statement of changes in stockholders’ equity has not been presented since it is the same as the consolidated statement of changes in stockholders’ equity previously presented.

22.          Segment Reporting

In accordance with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, management assesses its operating segment structure to enhance transparency in how financial performance is evaluated and resources are allocated by the CODM. Segments are components of an enterprise that are regularly evaluated by the CODM to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer.

The Company has determined that it operates through two reportable segments:

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	Year Ended December 31, 2025
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$501,472	$74	$-	$501,546
Provision for loan losses	32,254	-	-	32,254
Net interest income after provision for loan losses	$469,218	$74	$-	$469,292
Noninterest income
Service charges on deposit accounts	$19,067	$-	$-	$19,067
Card services income	23,988	-	-	23,988
Retirement plan administration fees	-	63,220	(1,635)	61,585
Wealth management	42,534	2,195	26	44,755
Insurance services	1	-	18,034	18,035
Bank owned life insurance income	12,393	-	-	12,393
Net securities gains (losses)	148	-	-	148
Other	22,829	1,185	(8,492)	15,522
Total noninterest income	$120,960	$66,600	$7,933	$195,493
Noninterest expense
Salaries and employee benefits	$211,954	$34,336	$11,188	$257,478
Technology and data services	42,267	1,109	649	44,025
Occupancy	35,079	1,021	285	36,385
Professional fees and outside services	21,061	2,136	(1,457)	21,740
Office supplies and postage	7,659	373	63	8,095
FDIC assessment	7,889	-	-	7,889
Marketing	3,926	64	23	4,013
Amortization of intangible assets	9,754	1,965	225	11,944
Loan collection and other real estate owned, net	2,648	-	-	2,648
Acquisition expenses	19,526	-	-	19,526
Other	38,616	1,124	(8,142)	31,598
Total noninterest expense	$400,379	$42,128	$2,834	$445,341
Income before income tax expense	$189,799	$24,546	$5,099	$219,444
Income tax expense	45,065	5,144	-	50,209
Net income	$144,734	$19,402	$5,099	$169,235
Goodwill	$414,865	$23,877	$14,536	$453,278
Intangible assets, net	51,039	5,568	1,049	57,656
Total assets	17,956,869	56,439	(2,018,187)	15,995,121

(1)
Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Year Ended December 31, 2024
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$400,048	$74	$-	$400,122
Provision for loan losses	19,607	-	-	19,607
Net interest income after provision for loan losses	$380,441	$74	$-	$380,515
Noninterest income
Service charges on deposit accounts	$17,087	$-	$-	$17,087
Card services income	22,331	-	-	22,331
Retirement plan administration fees	-	58,099	(1,512)	56,587
Wealth management	39,502	2,092	47	41,641
Insurance services	1	-	17,031	17,032
Bank owned life insurance income	8,325	-	-	8,325
Net securities gains (losses)	2,789	-	-	2,789
Other	19,091	527	(8,586)	11,032
Total noninterest income	$109,126	$60,718	$6,980	$176,824
Noninterest expense
Salaries and employee benefits	$188,157	$33,405	$10,925	$232,487
Technology and data services	37,365	1,112	662	39,139
Occupancy	29,985	1,067	257	31,309
Professional fees and outside services	18,611	1,826	(1,305)	19,132
Office supplies and postage	7,020	437	68	7,525
FDIC assessment	6,765	-	-	6,765
Marketing	3,312	52	22	3,386
Amortization of intangible assets	6,419	1,871	153	8,443
Loan collection and other real estate owned, net	2,505	-	-	2,505
Acquisition expenses	1,531	-	-	1,531
Other	32,594	1,138	(8,073)	25,659
Total noninterest expense	$334,264	$40,908	$2,709	$377,881
Income before income tax expense	$155,303	$19,884	$4,271	$179,458
Income tax expense	34,117	4,293	407	38,817
Net income	$121,186	$15,591	$3,864	$140,641
Goodwill	$324,250	$23,877	$14,536	$362,663
Intangible assets, net	27,553	7,533	1,274	36,360
Total assets	15,475,117	53,584	(1,742,035)	13,786,666

(1)
Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Year Ended December 31, 2023
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$378,165	$54	$-	$378,219
Provision for loan losses	25,274	-	-	25,274
Net interest income after provision for loan losses	$352,891	$54	$-	$352,945
Noninterest income
Service charges on deposit accounts	$15,425	$-	$-	$15,425
Card services income	20,829	-	-	20,829
Retirement plan administration fees	-	48,579	(1,358)	47,221
Wealth management	32,770	1,952	41	34,763
Insurance services	2	-	15,665	15,667
Bank owned life insurance income	6,750	-	-	6,750
Net securities gains (losses)	(9,315)	-	-	(9,315)
Other	19,882	657	(9,701)	10,838
Total noninterest income	$86,343	$51,188	$4,647	$142,178
Noninterest expense
Salaries and employee benefits	$154,972	$29,377	$9,901	$194,250
Technology and data services	36,428	1,135	600	38,163
Occupancy	27,097	1,048	263	28,408
Professional fees and outside services	16,879	1,899	(1,177)	17,601
Office supplies and postage	6,460	372	85	6,917
FDIC assessment	6,257	-	-	6,257
Marketing	2,903	38	113	3,054
Amortization of intangible assets	3,053	1,603	78	4,734
Loan collection and other real estate owned, net	2,618	-	-	2,618
Acquisition expenses	9,978	-	-	9,978
Other	37,801	1,005	(9,122)	29,684
Total noninterest expense	$304,446	$36,477	$741	$341,664
Income before income tax expense	$134,788	$14,765	$3,906	$153,459
Income tax expense	31,038	3,065	574	34,677
Net income	$103,750	$11,700	$3,332	$118,782
Goodwill	$324,250	$23,224	$14,377	$361,851
Intangible assets, net	33,972	6,114	357	40,443
Total assets	14,905,900	36,553	(1,633,413)	13,309,040

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NBT Bancorp Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NBT Bancorp Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Albany, New York
February 27, 2026

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The remaining information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of stockholders to be held on May 19, 2026 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2025 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the Company’s 2025 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	None	None	493,424
Equity compensation plans not approved by stockholders	None	None	None

The other information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2025 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2025 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG, LLP, Albany, NY, Auditor Firm ID: 185.

The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days of the Company’s 2025 fiscal year end.

PART  IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2025 and 2024.

Consolidated Statements of Income for each of the three years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2025, 2024 and 2023.

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

10.6	NBT Bancorp Inc. 2008 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A, filed on March 31, 2008, and incorporated herein by reference).*

10.7	NBT Bancorp Inc. 2018 Omnibus Incentive Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A, filed on April 6, 2018, and incorporated herein by reference).*
10.8	NBT Bancorp Inc. 2024 Omnibus Incentive Plan (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on May 21, 2024, and incorporated herein by reference).*
10.9	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on May 21, 2024, and incorporated herein by reference).**
10.10
Long-Term Incentive Compensation Plan for Named Executive Officers (filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, and incorporated herein by reference).*

10.11
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and John H. Watt, Jr. dated May 9, 2017 (filed as Exhibit 10.1 to Registrant’s Form 10-Q, filed on May 10, 2017, and incorporated herein by reference).*

10.12
Supplemental Executive Retirement Agreement, dated December 19, 2016 by and between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on December 20, 2016, and incorporated herein by reference).*

10.13
First Amendment to Split-Dollar Agreement, dated May 21, 2024, by and among NBT Bancorp Inc., NBT Bank, N.A. and John H. Watt, Jr. (filed as Exhibit 10.5 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.14
Amendment to NBT Bancorp Inc. Supplemental Executive Retirement Plan and Supplemental Retirement Agreement for John H. Watt, Jr., dated May 21, 2024, between NBT Bancorp Inc. and John H. Watt, Jr. (filed as Exhibit 10.6 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.15
Employment Agreement, dated May 21, 2024 by and between NBT Bancorp Inc. and Scott A. Kingsley (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.16
Employment Agreement, dated May 21, 2024 by and between NBT Bancorp Inc. and Annette L. Burns (filed as Exhibit 10.3 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.17
Employment Agreement, dated May 21, 2024 by and between NBT Bancorp Inc. and Joseph R. Stagliano (filed as Exhibit 10.4 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.18
Employment Agreement, dated November 1, 2021, by and between NBT Bancorp Inc. and Ruth H. Mahoney (filed as Exhibit 10.16 to Registrant’s Form 10-K, filed on March 1, 2023, and incorporated herein by reference).*

10.19
Employment Agreement, dated January 1, 2018, by and between NBT Bancorp Inc. and Amy Wiles (filed as Exhibit 10.18 to Registrant’s Form 10-K, filed on March 1, 2022, and incorporated herein by reference).*

10.20
Supplemental Retirement Agreement, dated May 21, 2024 by and between Scott A. Kingsley and NBT Bancorp Inc. (filed as Exhibit 10.2 to Registrant’s Form 8-K, filed on May 22, 2024, and incorporated herein by reference).*

10.21
Amendment to NBT Bancorp Inc. Supplemental Executive Retirement Plan Supplemental Retirement Agreement for Scott A. Kingsley, dated March 24, 2025, between NBT Bancorp Inc. and Scott A. Kingsley (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on March 24, 2025, and incorporate herein by reference).*

19
NBT Bancorp Inc. Policy Regarding Trading in Securities and Protection of Confidential Information (filed as Exhibit 19 to Registrant’s Form 10-K, filed on February 28, 2025, and incorporate herein by reference).

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
**   Portions of the this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

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

/s/ Martin A. Dietrich	/s/ Timothy E. Delaney
Martin A. Dietrich	Timothy E. Delaney, Director
Chairman and Director	Date: February 27, 2026
Date: February 27, 2026

/s/ Scott A. Kingsley	/s/ Heidi M. Hoeller
Scott A. Kingsley	Heidi M. Hoeller, Director
President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 27, 2026
Date: February 27, 2026

/s/ Annette L. Burns	/s/ Andrew S. Kowalczyk III
Annette L. Burns	Andrew S. Kowalczyk III, Director
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: February 27, 2026
Date: February 27, 2026

/s/ John H. Watt, Jr.	/s/ David J. Nasca
John H. Watt, Jr.	David J. Nasca, Director
Vice Chairman and Director	Date: February 27, 2026
Date: February 27, 2026

/s/ Johanna R. Ames	/s/ V. Daniel Robinson II
Johanna R. Ames, Director	V. Daniel Robinson II, Director
Date: February 27, 2026	Date: February 27, 2026

/s/ J. David Brown	/s/ Matthew J. Salanger
J. David Brown, Director	Matthew J. Salanger, Director
Date: February 27, 2026	Date: February 27, 2026

/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr., Director
Date: February 27, 2026