Form 10-Q
period 2026-03-31
NBT BANCORP INC
filed 2026-05-08
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

As of April 30, 2026, there were 52,010,232 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended March 31, 2026

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

AFS	available for sale
AIR	accrued interest receivable
AOCI	accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
bp(s)	basis point(s)
C&I	commercial & industrial
CECL	current expected credit losses
CME	Chicago Mercantile Exchange Clearing House
CODM	chief operating decision maker
CRE	commercial real estate
EPS	earnings per share
Evans	Evans Bancorp, Inc.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	fully taxable equivalent
GAAP	generally accepted accounting principles in the United States of America
GDP	Gross Domestic Product
HTM	held to maturity
LGD	loss given default
MMDA	money market deposit accounts
NASDAQ	The NASDAQ Stock Market LLC
NIM	net interest margin
OCC	Office of the Comptroller of the Currency
OREO	other real estate owned
PCD	purchased credit deteriorated
PD	probability of default
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate

ITEM 1. FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2026	2025
Assets
Cash and due from banks	$151,558	$185,158
Short-term interest-bearing accounts	564,514	301,958
Equity securities, at fair value	47,186	48,760
Securities available for sale, at fair value	1,918,526	1,862,838
Securities held to maturity (fair value $687,330 and $702,577, respectively)	748,607	762,756
Federal Reserve and Federal Home Loan Bank stock	44,658	44,575
Loans held for sale	185	1,108
Loans	11,547,255	11,598,114
Less allowance for loan losses	138,600	138,000
Net loans	$11,408,655	$11,460,114
Premises and equipment, net	100,253	99,277
Goodwill	453,278	453,278
Intangible assets, net	54,308	57,656
Bank owned life insurance	319,397	317,733
Other assets	393,281	399,910
Total assets	$16,204,406	$15,995,121
Liabilities
Demand (noninterest bearing)	$3,847,041	$3,800,209
Savings, interest-bearing checking and money market	8,508,200	8,206,539
Time	1,387,725	1,492,445
Total deposits	$13,742,966	$13,499,193
Short-term borrowings	117,806	148,069
Long-term debt	43,110	43,176
Subordinated debt, net	24,800	24,509
Junior subordinated debt	111,691	111,668
Other liabilities	249,636	272,290
Total liabilities	$14,290,009	$14,098,905
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value, 100,000,000 shares authorized; 59,083,155 shares issued	591	591
Additional paid-in-capital	965,891	964,778
Retained earnings	1,228,753	1,196,850
Accumulated other comprehensive loss	(87,315)	(82,596)
Common stock in treasury, at cost, 7,073,509 and 6,880,200 shares, respectively	(193,523)	(183,407)
Total stockholders’ equity	$1,914,397	$1,896,216
Total liabilities and stockholders’ equity	$16,204,406	$15,995,121

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Interest, fee and dividend income
Interest and fees on loans	$161,102	$138,052
Securities available for sale	13,482	10,262
Securities held to maturity	4,350	4,914
Other	3,712	1,176
Total interest, fee and dividend income	$182,646	$154,404
Interest expense
Deposits	$44,835	$42,588
Short-term borrowings	822	866
Long-term debt	441	266
Subordinated debt	510	1,822
Junior subordinated debt	1,690	1,639
Total interest expense	$48,298	$47,181
Net interest income	$134,348	$107,223
Provision for loan losses	5,577	7,554
Net interest income after provision for loan losses	$128,771	$99,669
Noninterest income
Service charges on deposit accounts	$5,268	$4,243
Card services income	6,028	5,317
Retirement plan administration fees	16,566	15,858
Wealth management	11,134	10,946
Insurance services	4,482	4,761
Bank owned life insurance income	2,659	3,397
Net securities gains (losses)	442	(104)
Other	3,557	3,034
Total noninterest income	$50,136	$47,452
Noninterest expense
Salaries and employee benefits	$68,759	$60,694
Technology and data services	11,510	10,238
Occupancy	11,010	9,027
Professional fees and outside services	5,554	4,952
Office supplies and postage	2,167	1,942
FDIC assessment	2,010	1,694
Marketing	918	1,138
Amortization of intangible assets	3,348	2,111
Loan collection and other real estate owned, net	610	659
Acquisition expenses	-	1,221
Other	6,346	6,224
Total noninterest expense	$112,232	$99,900
Income before income tax expense	$66,675	$47,221
Income tax expense	15,533	10,476
Net income	$51,142	$36,745
Earnings per share
Basic	$0.98	$0.78
Diluted	$0.98	$0.77

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
	Three Months Ended March 31,
(In thousands)	2026	2025
Net income	$51,142	$36,745
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(6,382)	$26,648
Tax effect	1,596	(6,662)
Unrealized net holding (losses) gains arising during the period, net	$(4,786)	$19,986

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$58	$75
Tax effect	(15)	(19)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$43	$56

Total securities available for sale, net	$(4,743)	$20,042

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$32	$324
Tax effect	(8)	(81)
Amortization of prior service cost and actuarial losses, net	$24	$243

Total pension and other benefits, net	$24	$243

Total other comprehensive (loss) income	$(4,719)	$20,285
Comprehensive income	$46,423	$57,030

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(In thousands, except share and per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
Balance at December 31, 2025	$591	$964,778	$1,196,850	$(82,596)	$(183,407)	$1,896,216
Net income	-	-	51,142	-	-	51,142
Cash dividends - $0.37 per share	-	-	(19,239)	-	-	(19,239)
Purchase of 250,000 treasury shares	-	-	-	-	(11,014)	(11,014)
Net issuance of 56,691 shares to employee and other stock plans	-	(2,256)	-	-	898	(1,358)
Stock-based compensation	-	3,369	-	-	-	3,369
Other comprehensive (loss)	-	-	-	(4,719)	-	(4,719)
Balance at March 31, 2026	$591	$965,891	$1,228,753	$(87,315)	$(193,523)	$1,914,397

Balance at December 31, 2024	$540	$742,810	$1,100,209	$(142,098)	$(175,320)	$1,526,141
Net income	-	-	36,745	-	-	36,745
Cash dividends - $0.34 per share	-	-	(16,067)	-	-	(16,067)
Net issuance of 60,889 shares to employee and other stock plans	-	(4,119)	-	-	616	(3,503)
Stock-based compensation	-	2,174	-	-	-	2,174
Other comprehensive income	-	-	-	20,285	-	20,285
Balance at March 31, 2025	$540	$740,865	$1,120,887	$(121,813)	$(174,704)	$1,565,775

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Three Months Ended March 31,
(In thousands)	2026	2025
Operating activities
Net income	$51,142	$36,745
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	5,577	7,554
Depreciation and amortization of premises and equipment	3,450	2,958
Net amortization on securities	149	552
Amortization of intangible assets	3,348	2,111
Amortization of operating lease right-of-use assets	2,277	1,957
Excess tax benefit on stock-based compensation	(169)	(384)
Stock-based compensation expense	3,369	2,174
Bank owned life insurance income	(2,659)	(3,397)
Amortization of subordinated debt issuance costs	-	109
Proceeds from sale of loans held for sale	2,149	83,400
Originations of loans held for sale	(1,168)	(87,851)
Net gain on sale of loans held for sale	(58)	(141)
Net securities (gains) losses	(442)	104
Net gains on sale of other real estate owned	(60)	-
Net change in other assets and other liabilities	(13,865)	(3,886)
Net cash provided by operating activities	$53,040	$42,005
Investing activities
Net cash used in acquisitions	$(488)	$(1,550)
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	70,947	36,025
Purchases	(132,811)	(139,534)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	27,852	24,713
Purchases	(14,000)	(18,958)
Other:
Net decrease (increase) in loans	45,972	(16,329)
Proceeds from Federal Home Loan Bank stock redemption	35	13,816
Purchases of Federal Home Loan Bank stock	(118)	(11,976)
Proceeds from settlement of bank owned life insurance	995	4,331
Purchases of premises and equipment, net	(4,423)	(3,701)
Proceeds from sales of other real estate owned	350	-
Net cash used in investing activities	$(5,689)	$(113,163)
Financing activities
Net increase in deposits	$243,773	$161,750
Net decrease in short-term borrowings	(30,263)	(77,345)
Repayments of long-term debt	(27)	(25,039)
Cash paid by employer for tax-withholding on stock issuance	(1,625)	(2,114)
Purchase of treasury stock	(11,014)	-
Cash dividends	(19,239)	(16,067)
Net cash provided by financing activities	$181,605	$41,185
Net increase (decrease) in cash and cash equivalents	$228,956	$(29,973)
Cash and cash equivalents at beginning of period	487,116	284,056
Cash and cash equivalents at end of period	$716,072	$254,083

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)
	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$51,410	$49,543
Income taxes paid, net of refunds	3,281	1,800
Noncash investing activities:
Loans transferred to other real estate owned	$-	$126

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2026

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly-owned subsidiaries mentioned above. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the instructions for the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure, and none were identified.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements. Estimates associated with the allowance for credit losses are particularly susceptible to material changes in the near term.

3.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans. The ASU expands the population of acquired financial assets subject to the gross-up approach in Topic 326, Financial Instrument-Credit Losses. In accordance with the amendments in this update, loans acquired without credit deterioration and deemed seasoned are purchased seasoned loans and accounted for using the gross-up approach at acquisition. The amendments apply prospectively and will be effective for fiscal periods beginning after December 15, 2026. The Company elected to early-adopt the ASU as of January 1, 2026.

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

4.	Securities

The amortized cost, estimated fair value and unrealized gains (losses) of available for sale (“AFS”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2026
U.S. treasury	$79,407	$8	$(2,536)	$76,879
Federal agency	248,303	-	(17,223)	231,080
State & municipal	89,456	1	(3,795)	85,662
Mortgage-backed:
Government-sponsored enterprises	501,925	635	(24,943)	477,617
U.S. government agency securities	178,134	539	(4,452)	174,221
Collateralized mortgage obligations:
Government-sponsored enterprises	640,295	1,616	(27,520)	614,391
U.S. government agency securities	260,708	289	(23,252)	237,745
Corporate	22,500	-	(1,569)	20,931
Total AFS securities	$2,020,728	$3,088	$(105,290)	$1,918,526
As of December 31, 2025
U.S. treasury	$79,330	$25	$(2,533)	$76,822
Federal agency	248,312	-	(17,036)	231,276
State & municipal	90,654	4	(3,931)	86,727
Mortgage-backed:
Government-sponsored enterprises	470,606	1,651	(23,532)	448,725
U.S. government agency securities	145,836	660	(3,659)	142,837
Collateralized mortgage obligations:
Government-sponsored enterprises	653,512	2,137	(26,214)	629,435
U.S. government agency securities	247,908	335	(22,192)	226,051
Corporate	22,500	-	(1,535)	20,965
Total AFS securities	$1,958,658	$4,812	$(100,632)	$1,862,838

There was no allowance for credit losses on AFS securities as of March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and March 31, 2025, there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings.

The amortized cost, estimated fair value and unrealized gains (losses) of held to maturity (“HTM”) securities are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of March 31, 2026
Federal agency	$100,000	$-	$(10,995)	$89,005
Mortgage-backed:
Government-sponsored enterprises	184,369	-	(23,200)	161,169
U.S. government agency securities	12,025	-	(136)	11,889
Collateralized mortgage obligations:
Government-sponsored enterprises	131,659	96	(5,838)	125,917
U.S. government agency securities	56,590	-	(8,844)	47,746
State & municipal	263,964	16	(12,376)	251,604
Total HTM securities	$748,607	$112	$(61,389)	$687,330
As of December 31, 2025
Federal agency	$100,000	$-	$(10,705)	$89,295
Mortgage-backed:
Government-sponsored enterprises	188,942	-	(23,273)	165,669
U.S. government agency securities	13,659	1	(106)	13,554
Collateralized mortgage obligations:
Government-sponsored enterprises	136,464	115	(5,293)	131,286
U.S. government agency securities	57,309	-	(9,396)	47,913
State & municipal	266,382	76	(11,598)	254,860
Total HTM securities	$762,756	$192	$(60,371)	$702,577

At March 31, 2026 and December 31, 2025, all of the mortgage-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities.

The Company recorded no gains from calls on HTM securities for the three months ended March 31, 2026 and 2025.

AFS and HTM securities with amortized costs totaling $1.84 billion at March 31, 2026 and $1.87 billion at December 31, 2025, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at March 31, 2026 and December 31, 2025, AFS and HTM securities with an amortized cost of $215.0 million and $207.6 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth information with regard to gains and (losses) on equity securities:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net gains (losses) recognized on equity securities	$442	$(104)
Less: Net gains (losses) recognized on equity securities sold during the period	-	-
Unrealized gains (losses) recognized on equity securities still held	$442	$(104)

As of March 31, 2026 and December 31, 2025 the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of credit concern as of March 31, 2026 and 2025. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the three months ended March 31, 2026 and 2025.

The following table sets forth information with regard to contractual maturities of debt securities at March 31, 2026:

(In thousands)	Amortized Cost	Estimated Fair Value
AFS debt securities:
Within one year	$86,693	$85,645
From one to five years	682,969	651,479
From five to ten years	233,464	220,800
After ten years	1,017,602	960,602
Total AFS debt securities	$2,020,728	$1,918,526
HTM debt securities:
Within one year	$100,077	$100,028
From one to five years	221,844	207,369
From five to ten years	96,947	88,415
After ten years	329,739	291,518
Total HTM debt securities	$748,607	$687,330

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2026 and December 31, 2025.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities were in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
As of March 31, 2026
AFS securities:
U.S. treasury	$-	$-	-	$71,871	$(2,536)	4	$71,871	$(2,536)	4
Federal agency	-	-	-	231,080	(17,223)	16	231,080	(17,223)	16
State & municipal	-	-	-	84,904	(3,795)	63	84,904	(3,795)	63
Mortgage-backed	197,474	(2,133)	26	323,034	(27,262)	127	520,508	(29,395)	153
Collateralized mortgage obligations	177,174	(1,473)	24	399,431	(49,299)	103	576,605	(50,772)	127
Corporate	-	-	-	20,931	(1,569)	7	20,931	(1,569)	7
Total securities with unrealized losses	$374,648	$(3,606)	50	$1,131,251	$(101,684)	320	$1,505,899	$(105,290)	370
HTM securities:
Federal agency	$-	$-	-	$89,005	$(10,995)	4	$89,005	$(10,995)	4
Mortgage-backed	9,919	(103)	1	163,114	(23,233)	33	173,033	(23,336)	34
Collateralized mortgage obligation	5,899	(35)	1	162,318	(14,647)	46	168,217	(14,682)	47
State & municipal	20,255	(546)	23	125,428	(11,830)	126	145,683	(12,376)	149
Total securities with unrealized losses	$36,073	$(684)	25	$539,865	$(60,705)	209	$575,938	$(61,389)	234
As of December 31, 2025
AFS securities:
U.S. treasury	$-	$-	-	$71,796	$(2,533)	4	$71,796	$(2,533)	4
Federal agency	-	-	-	231,276	(17,036)	16	231,276	(17,036)	16
State & municipal	-	-	-	85,965	(3,931)	64	85,965	(3,931)	64
Mortgage-backed	49,543	(161)	7	338,370	(27,030)	135	387,913	(27,191)	142
Collateralized mortgage obligations	80,781	(131)	12	418,983	(48,275)	105	499,764	(48,406)	117
Corporate	-	-	-	20,965	(1,535)	7	20,965	(1,535)	7
Total securities with unrealized losses	$130,324	$(292)	19	$1,167,355	$(100,340)	331	$1,297,679	$(100,632)	350
HTM securities:
Federal agency	$-	$-	-	$89,295	$(10,705)	4	$89,295	$(10,705)	4
Mortgage-backed	10,771	(71)	1	168,422	(23,308)	33	179,193	(23,379)	34
Collateralized mortgage obligations	-	-	-	173,333	(14,689)	47	173,333	(14,689)	47
State & municipal	4,381	(245)	7	142,139	(11,353)	146	146,520	(11,598)	153
Total securities with unrealized losses	$15,152	$(316)	8	$573,189	$(60,055)	230	$588,341	$(60,371)	238

The Company does not believe the AFS securities that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, which consisted of 370 and 350 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of March 31, 2026 and December 31, 2025, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $5.0 million and $5.6 million at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of March 31, 2026 and December 31, 2025. There was no accrued interest reversed against interest income for the three months ended March 31, 2026 or the year ended December 31, 2025 as all securities remained in accrual status. In addition, there were no collateral-dependent HTM debt securities as of March 31, 2026 and December 31, 2025. There was no allowance for credit losses on HTM securities as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, 65% of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises with bond ratings of A to AAA. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2026 and December 31, 2025. The remaining HTM debt securities at March 31, 2026 and December 31, 2025 were comprised of state and municipal obligations with bond ratings of A to AAA excluding the $88.5 million and $85.7 million, respectively, of local municipal bonds which are not rated. Based on the Company’s current expected credit losses (“CECL”) methodology, the expected credit loss on the HTM municipal bond portfolio was deemed immaterial, therefore no allowance for credit loss was recorded as of March 31, 2026 and December 31, 2025. AIR on HTM debt securities totaled $3.9 million at March 31, 2026 and December 31, 2025 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.
5.	Loans

A summary of loans, net of deferred fees and origination costs, by category(1) is as follows:

(In thousands)	March 31, 2026	December 31, 2025
Commercial & industrial	$1,669,624	$1,671,974
Commercial real estate	4,783,384	4,798,957
Residential mortgage	2,539,249	2,537,593
Home equity	447,462	448,113
Indirect auto	1,333,017	1,340,524
Residential solar	715,745	736,970
Other consumer	58,774	63,983
Total loans	$11,547,255	$11,598,114

(1)	Loans are summarized by business line which does not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Included in the above loans are net deferred loan origination (fees) costs totaling $(34.6) million and $(37.9) million at March 31, 2026 and December 31, 2025, respectively.

6.	Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $138.6 million at March 31, 2026, compared to $138.0 million at December 31, 2025. The allowance for credit losses as a percentage of loans was 1.20% at March 31, 2026, compared to 1.19% at December 31, 2025.
The allowance for credit losses calculation incorporated a 6-quarter forecast period to account for forecast economic conditions under each scenario utilized in the measurement. For periods beyond the 6-quarter forecast, the model reverts to long-term economic conditions over a 4-quarter reversion period on a straight-line basis. The Company considers a baseline, upside and downside economic forecast in measuring the allowance. From the second quarter of 2025 through the fourth quarter of 2025, the Company included an additional downside scenario with stagflation conditions, which is characterized as an economic environment where inflation rises alongside unemployment. Stagflation was identified as an emerging risk as tariff policies impacted the economy.
The quantitative model as of March 31, 2026 incorporated a baseline economic outlook along with alternative upside and downside scenarios sourced from a reputable third-party to accommodate other potential economic conditions in the model. At March 31, 2026, the weightings were 60%, 5% and 35% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the northeast unemployment rate decreases from 4.6% in the second quarter of 2026 to 4.56% by the end of the forecast period, with a peak northeast unemployment rate of 4.6% in the third quarter of 2026. National Gross Domestic Product (“GDP”) annualized growth (on a quarterly basis) is expected to start the second quarter of 2026 at approximately 2.75% and decrease to 1.72% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with two 25 basis point cuts at the June and September meetings and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, northeast unemployment falls from 4.6% in the first quarter of 2026 to 3.7% in the second quarter of 2027 and eventually settles at 3.8% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.6% in the first quarter of 2026 to a peak of 7.8% in the second quarter of 2027. The alternative downside stagflation scenario was removed in the first quarter of 2026 following a recalibration of the scenario’s narrative and model by the reputable third-party, which no longer provided a relevant stagflation scenario. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2026. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

The quantitative model as of December 31, 2025 incorporated a baseline economic outlook along with alternative upside scenario and two equally weighted downside scenarios, recessionary conditions and stagflation, sourced from a reputable third-party to accommodate other potential economic conditions in the model. At December 31, 2025, the weightings were 65%, 5% and 30% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the northeast unemployment rate increases from 4.5% in the first quarter of 2026 to 4.8% by the end of the forecast period, with a peak northeast unemployment rate of 4.9% in the fourth quarter of 2026. National GDP annualized growth (on a quarterly basis) is expected to start the first quarter of 2026 at approximately 2.55% and decrease to 1.8% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with one 25 basis point cut at the December meeting and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, northeast unemployment falls from 4.4% in the fourth quarter of 2025 to 4.0% in the second quarter of 2026 and eventually settles at 4.1% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.4% in the fourth quarter of 2025 to a peak of 7.8% in the first quarter of 2027. The alternative downside stagflation scenario assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.4% in the fourth quarter of 2025 to 6% by the end of the forecast period in the second quarter of 2027, with a peak northeast unemployment rate of 8.2% in the first quarter of 2028. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of December 31, 2025. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools, reversion adjustments for the stagflation scenario and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

There were no loans purchased with credit deterioration during the three months ended March 31, 2026. There were $336.4 million of purchased credit deteriorated (“PCD”) loans acquired from Evans Bancorp, Inc. (“Evans”) during the year ended December 31, 2025, which resulted in an allowance for credit losses at acquisition of $7.7 million. During three months ended March 31, 2026, the Company purchased $4.6 million of residential loans at a 4.5% premium with a $47 thousand allowance for credit losses recorded for these loans. During 2025, the Company purchased $21.3 million of residential loans at a 4.5% premium with a $234 thousand allowance for credit losses recorded for these loans.

The Company made a policy election to report AIR in the other assets line item on the consolidated balance sheets. AIR on loans totaled $41.3 million at March 31, 2026 and $42.5 million at December 31, 2025 and with no estimated allowance for credit losses related to AIR at March 31, 2026 and December 31, 2025 as it is excluded from amortized cost.

The following table presents the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2025	$61,725	$42,583	$33,692	$138,000
Charge-offs	(2,486)	(4,358)	(12)	(6,856)
Recoveries	197	1,571	111	1,879
Provision	3,660	4,251	(2,334)	5,577
Ending Balance as of March 31, 2026	$63,096	$44,047	$31,457	$138,600
Balance as of December 31, 2024	$45,453	$43,987	$26,560	$116,000
Charge-offs	(2,222)	(5,876)	(57)	(8,155)
Recoveries	107	1,406	88	1,601
Provision	5,392	2,179	(17)	7,554
Ending Balance as of March 31, 2025	$48,730	$41,696	$26,574	$117,000

The allowance for credit losses as of March 31, 2026 increased compared to December 31, 2025 primarily due to the change in forecast scenario weightings and the establishment of specific reserves for newly identified individually evaluated loans. These increases to the allowance for credit losses were partially offset by improvements in the economic forecast, model adjustments, and changes in loan composition and balances, including reductions driven by other consumer and residential solar portfolios that are in a planned run-off status. First quarter 2026 model adjustments lowered the allowance, as updates from the annual model review and recalibration process incorporated recent delinquency and loss experience which reflected improved default estimates across most portfolio segments.

The allowance for credit losses as of March 31, 2026 increased compared to March 31, 2025 primarily due to the recording of $20.7 million of allowance for acquired Evans loans as of the acquisition date, which included both the $13.0 million of non-purchased credit deteriorated (“non-PCD”) allowance recognized through the provision for loan losses and the $7.7 million of PCD allowance reclassified from loans.

Individually Evaluated Loans

The threshold for evaluating commercial loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. As of March 31, 2026, eight relationships were identified for individual credit loss evaluation with an amortized cost basis of $26.1 million, with $3.6 million of allowance for credit loss. As of March 31, 2026, there were $16.1 million of loans in nonaccrual status that were specifically evaluated for individual credit loss with no allowance for credit loss as the fair value of the underlying collateral supported the amortized cost. As of December 31, 2025, five relationships with an amortized cost basis of $12.2 million were identified for individual credit loss evaluation. These relationships were in nonaccrual status and with no allowance for credit loss as the fair value of the underlying collateral supported the amortized cost.

The following tables set forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of March 31, 2026
Commercial loans:
C&I	$1,637	$1,387	$25	$3,049	$9,979	$1,631,194	$1,644,222
CRE	9,039	4,026	-	13,065	24,235	4,569,109	4,606,409
Total commercial loans	$10,676	$5,413	$25	$16,114	$34,214	$6,200,303	$6,250,631
Consumer loans:
Auto	$10,347	$1,445	$779	$12,571	$2,966	$1,295,804	$1,311,341
Residential solar	3,901	1,290	1,096	6,287	57	709,401	715,745
Other consumer	931	486	279	1,696	13	76,182	77,891
Total consumer loans	$15,179	$3,221	$2,154	$20,554	$3,036	$2,081,387	$2,104,977
Residential	$6,140	$1,887	$1,173	$9,200	$20,653	$3,161,794	$3,191,647
Total loans	$31,995	$10,521	$3,352	$45,868	$57,903	$11,443,484	$11,547,255

(In thousands)	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2025
Commercial loans:
C&I	$761	$126	$103	$990	$1,947	$1,645,794	$1,648,731
CRE	1,802	5,112	2,117	9,031	17,987	4,592,983	4,620,001
Total commercial loans	$2,563	$5,238	$2,220	$10,021	$19,934	$6,238,777	$6,268,732
Consumer loans:
Auto	$12,884	$2,106	$965	$15,955	$2,940	$1,298,470	$1,317,365
Residential solar	4,846	1,396	1,241	7,483	90	729,397	736,970
Other consumer	1,200	467	339	2,006	63	80,824	82,893
Total consumer loans	$18,930	$3,969	$2,545	$25,444	$3,093	$2,108,691	$2,137,228
Residential	$5,203	$666	$2,366	$8,235	$21,565	$3,162,354	$3,192,154
Total loans	$26,696	$9,873	$7,131	$43,700	$44,592	$11,509,822	$11,598,114

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

Commercial Grading System

For Commercial & Industrial (“C&I”) and Commercial Real Estate (“CRE”) loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available. This includes comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment and management. C&I and CRE loans are graded Doubtful, Substandard, Special Mention and Pass.

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

Pass - Loans graded as Pass encompass all loans not graded as Doubtful, Substandard or Special Mention. Pass loans are in compliance with loan covenants and payments are generally made as agreed. Pass loans range from superior quality to fair quality. Pass loans also include any portion of a government guaranteed loan.

Consumer and Residential Grading System

Consumer and Residential loans are graded as either Nonperforming or Performing.

Nonperforming - Nonperforming loans are loans that are (1) over 90 days past due and interest is still accruing or (2) on nonaccrual status.

Performing - All loans not meeting any of the above criteria are considered Performing.

The following tables illustrate the Company’s credit quality by loan class by vintage and includes gross charge-offs by loan class by vintage. Included in other consumer gross charge-offs for the three months ended March 31, 2026, the Company recorded $0.4 million in overdrawn deposit accounts reported as 2025 originations. Included in other consumer gross charge-offs for the year ended December 31, 2025, the Company recorded $0.3 million in overdrawn deposit accounts reported as 2024 originations and $0.8 million in overdrawn deposit accounts reported as 2025 originations.

(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2026
C&I
By internally assigned grade:
Pass	$82,906	$243,909	$188,542	$133,631	$123,042	$264,217	$478,954	$14,906	$1,530,107
Special mention	201	1,847	7,157	3,336	5,615	3,701	8,569	-	30,426
Substandard	-	680	6,251	5,812	8,053	14,422	37,958	2,533	75,709
Doubtful	-	-	4,137	1,308	22	13	-	2,500	7,980
Total C&I	$83,107	$246,436	$206,087	$144,087	$136,732	$282,353	$525,481	$19,939	$1,644,222
Current-period gross charge-offs	$-	$(126)	$(52)	$(1,224)	$(27)	$(31)	$-	$-	$(1,460)
CRE
By internally assigned grade:
Pass	$94,329	$367,382	$482,007	$414,106	$600,936	$1,855,577	$337,589	$58,443	$4,210,369
Special mention	-	-	7,186	29,941	45,202	72,451	15,902	-	170,682
Substandard	302	5,378	16,533	19,641	49,064	115,267	12,182	5,168	223,535
Doubtful	-	-	-	-	-	1,823	-	-	1,823
Total CRE	$94,631	$372,760	$505,726	$463,688	$695,202	$2,045,118	$365,673	$63,611	$4,606,409
Current-period gross charge-offs	$-	$-	$-	$-	$-	$(1,026)	$-	$-	$(1,026)
Auto
By payment activity:
Performing	$147,030	$509,406	$331,888	$173,106	$111,585	$34,581	$-	$-	$1,307,596
Nonperforming	7	769	831	1,116	737	285	-	-	3,745
Total auto	$147,037	$510,175	$332,719	$174,222	$112,322	$34,866	$-	$-	$1,311,341
Current-period gross charge-offs	$-	$(260)	$(367)	$(401)	$(321)	$(142)	$-	$-	$(1,491)
Residential solar
By payment activity:
Performing	$410	$1,911	$2,160	$105,670	$356,155	$248,286	$-	$-	$714,592
Nonperforming	-	-	-	113	615	425	-	-	1,153
Total residential solar	$410	$1,911	$2,160	$105,783	$356,770	$248,711	$-	$-	$715,745
Current-period gross charge-offs	$-	$-	$-	$(42)	$(1,315)	$(624)	$-	$-	$(1,981)
Other consumer
By payment activity:
Performing	$7,908	$11,166	$5,881	$2,707	$3,364	$20,962	$25,592	$19	$77,599
Nonperforming	-	14	20	17	56	168	1	16	292
Total other consumer	$7,908	$11,180	$5,901	$2,724	$3,420	$21,130	$25,593	$35	$77,891
Current-period gross charge-offs	$-	$(361)	$(60)	$(15)	$(69)	$(381)	$-	$-	$(886)
Residential
By payment activity:
Performing	$66,784	$194,810	$238,116	$237,003	$399,148	$1,667,631	$356,008	$10,321	$3,169,821
Nonperforming	-	130	1,458	2,437	3,005	14,564	166	66	21,826
Total residential	$66,784	$194,940	$239,574	$239,440	$402,153	$1,682,195	$356,174	$10,387	$3,191,647
Current-period gross charge-offs	$-	$-	$-	$-	$-	$(12)	$-	$-	$(12)
Total loans	$399,877	$1,337,402	$1,292,167	$1,129,944	$1,706,599	$4,314,373	$1,272,921	$93,972	$11,547,255
Current-period gross charge-offs	$-	$(747)	$(479)	$(1,682)	$(1,732)	$(2,216)	$-	$-	$(6,856)

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2025
C&I
By internally assigned grade:
Pass	$264,031	$212,997	$147,722	$147,300	$127,598	$166,819	$475,710	$6,820	$1,548,997
Special mention	1,063	7,729	4,131	7,010	807	2,809	7,405	-	30,954
Substandard	722	3,150	5,122	7,322	11,744	2,208	37,794	611	68,673
Doubtful	-	-	58	33	16	-	-	-	107
Total C&I	$265,816	$223,876	$157,033	$161,665	$140,165	$171,836	$520,909	$7,431	$1,648,731
Current-period gross charge-offs	$-	$(497)	$(477)	$(63)	$(263)	$(1,218)	$-	$-	$(2,518)
CRE
By internally assigned grade:
Pass	$360,858	$483,504	$436,790	$627,582	$577,221	$1,362,602	$329,111	$49,483	$4,227,151
Special mention	5,509	7,351	22,545	50,020	15,226	62,542	7,053	-	170,246
Substandard	5,080	16,539	17,226	44,496	19,266	102,861	17,136	-	222,604
Total CRE	$371,447	$507,394	$476,561	$722,098	$611,713	$1,528,005	$353,300	$49,483	$4,620,001
Current-period gross charge-offs	$-	$-	$(178)	$-	$-	$(2,105)	$-	$-	$(2,283)
Auto
By payment activity:
Performing	$563,305	$371,367	$199,608	$132,355	$40,036	$6,789	$-	$-	$1,313,460
Nonperforming	547	1,185	982	738	375	78	-	-	3,905
Total auto	$563,852	$372,552	$200,590	$133,093	$40,411	$6,867	$-	$-	$1,317,365
Current-period gross charge-offs	$(263)	$(1,526)	$(1,320)	$(1,494)	$(609)	$(262)	$-	$-	$(5,474)
Residential solar
By payment activity:
Performing	$1,978	$2,200	$108,529	$365,629	$150,757	$106,546	$-	$-	$735,639
Nonperforming	-	-	58	761	384	128	-	-	1,331
Total residential solar	$1,978	$2,200	$108,587	$366,390	$151,141	$106,674	$-	$-	$736,970
Current-period gross charge-offs	$-	$-	$(1,012)	$(5,153)	$(1,619)	$(844)	$-	$-	$(8,628)
Other consumer
By payment activity:
Performing	$16,080	$7,334	$3,257	$4,465	$11,689	$13,636	$25,995	$35	$82,491
Nonperforming	-	29	26	37	135	126	15	34	402
Total other consumer	$16,080	$7,363	$3,283	$4,502	$11,824	$13,762	$26,010	$69	$82,893
Current-period gross charge-offs	$(815)	$(404)	$(95)	$(941)	$(1,940)	$(1,195)	$-	$-	$(5,390)
Residential
By payment activity:
Performing	$192,323	$237,485	$244,007	$404,751	$473,304	$1,242,708	$346,079	$27,566	$3,168,223
Nonperforming	-	1,629	2,419	3,126	3,238	13,278	76	165	23,931
Total residential	$192,323	$239,114	$246,426	$407,877	$476,542	$1,255,986	$346,155	$27,731	$3,192,154
Current-period gross charge-offs	$-	$(16)	$(272)	$(574)	$-	$(54)	$-	$-	$(916)
Total loans	$1,411,496	$1,352,499	$1,192,480	$1,795,625	$1,431,796	$3,083,130	$1,246,374	$84,714	$11,598,114
Current-period gross charge-offs	$(1,078)	$(2,443)	$(3,354)	$(8,225)	$(4,431)	$(5,678)	$-	$-	$(25,209)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on unfunded commitments totaled $5.5 million as of March 31, 2026, compared to $5.8 million as of December 31, 2025. The reserve for unfunded loan commitments was $(0.3) million for the three months ended March 31, 2026, compared to $0.1 million for the three months ended March 31, 2025 and was recorded within other noninterest expense in the unaudited interim consolidated statements of income.

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

The following tables show the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended March 31, 2026
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables
Residential	$661	0.021%
Total	$661

	Three Months Ended March 31, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables
Residential	$789	0.030%
Total	$789

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulties:

Three Months Ended March 31, 2026
Loan Type	Term Extension
Residential	Added a weighted-average 6.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Three Months Ended March 31, 2025
Loan Type	Term Extension
Residential	Added a weighted-average 5.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.

There were no financing receivables that had payment defaults during the three months ended March 31, 2026 that were modified to borrowers experiencing financial difficulty in the twelve months prior to the default. During the three months ended March 31, 2025, there were $59 thousand of residential financing receivables with term extension modifications that had payment defaults during the period, that were modified to borrowers experiencing financial difficulty in the twelve months prior to the default.
The following tables depict the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of March 31, 2026
Residential	$1,378	$-	$-	$28
Total	$1,378	$-	$-	$28

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of March 31, 2025
Residential	$1,891	$59	$-	$-
Total	$1,891	$59	$-	$-

7.	Short-Term Borrowings

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

Information related to short-term borrowings is summarized as follows:

(In thousands)	March 31, 2026	December 31, 2025
Securities sold under repurchase agreements	$117,806	$148,069
Total short-term borrowings	$117,806	$148,069

See Note 4 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

8.	Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at March 31, 2026. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the Pension Benefits and Other Benefits plans during the three months ended March 31, 2026 and 2025.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Components of net periodic cost (benefit):
Service cost	$672	$671	$1	$1
Interest cost	1,165	1,068	58	59
Expected return on plan assets	(2,313)	(2,045)	-	-
Net amortization	33	325	(1)	(1)
Total net periodic cost (benefit)	$(443)	$19	$58	$59

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Basic EPS:
Weighted average common shares outstanding	52,123	47,244
Net income available to common stockholders	$51,142	$36,745
Basic EPS	$0.98	$0.78
Diluted EPS:
Weighted average common shares outstanding	52,123	47,244
Dilutive effect of common stock options and restricted stock	230	233
Weighted average common shares and common share equivalents	52,353	47,477
Net income available to common stockholders	$51,142	$36,745
Diluted EPS	$0.98	$0.77

10.	Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
AFS securities:
Amortization of unrealized gains related to securities transfer	$58	$75	Interest income
Tax effect	$(15)	$(19)	Income tax (benefit)
Net of tax	$43	$56
Pension and other benefits:
Amortization of net losses	$29	$321	Other noninterest expense
Amortization of prior service costs	3	3	Other noninterest expense
Tax effect	$(8)	$(81)	Income tax (benefit)
Net of tax	$24	$243
Total reclassifications, net of tax	$67	$299

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

As of March 31, 2026 and December 31, 2025, the Company had twenty-four and twenty-two risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

(In thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of March 31, 2026
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,312,251	Other assets	$68,172	$1,312,251	Other liabilities	$68,160
Risk participation agreements	96,792	Other assets	55	29,034	Other liabilities	22
Total derivatives not designated as hedging instruments			$68,227			$68,182
Netting adjustments(1)			16,398			-
Net derivatives in the balance sheet			$51,829			$68,182
Derivatives not offset on the balance sheet			$4,040			$4,040
Cash collateral(2)			-			-
Net derivative amounts			$47,789			$64,142
As of December 31, 2025
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,332,295	Other assets	$68,061	$1,332,295	Other liabilities	$68,050
Risk participation agreements	97,319	Other assets	53	15,791	Other liabilities	16
Total derivatives not designated as hedging instruments			$68,114			$68,066
Netting adjustments(1)			16,010			-
Net derivatives in the balance sheet			$52,104			$68,066
Derivatives not offset on the balance sheet			$5,722			$5,722
Cash collateral(2)			-			-
Net derivative amounts			$46,382			$62,344

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

The following table indicates the gain or loss recognized in income on derivatives not designated as a hedging relationships:

	Three Months Ended March 31,
(In thousands)	2026	2025
Derivatives not designated as hedging instruments:
Increase in other income	$34	$21

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations or quotes from alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid agency securities, less liquid listed equities, state, municipal and provincial obligations and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy. Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). Other investment securities are reported at fair value utilizing Level 1 and Level 2 inputs. The prices for Level 2 instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors. Management reviews the methodologies used by its third-party providers in pricing the securities.

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	March 31, 2026
Assets:
AFS securities:
U.S. treasury	$76,879	$-	$-	$76,879
Federal agency	-	231,080	-	231,080
State & municipal	-	85,662	-	85,662
Mortgage-backed	-	651,838	-	651,838
Collateralized mortgage obligations	-	852,136	-	852,136
Corporate	-	20,931	-	20,931
Total AFS securities	$76,879	$1,841,647	$-	$1,918,526
Equity securities	46,186	1,000	-	47,186
Derivatives	-	51,829	-	51,829
Total	$123,065	$1,894,476	$-	$2,017,541
Liabilities:
Derivatives	$-	$68,182	$-	$68,182
Total	$-	$68,182	$-	$68,182

(In thousands)	Level 1	Level 2	Level 3	December 31, 2025
Assets:
AFS securities:
U.S. treasury	$76,822	$-	$-	$76,822
Federal agency	-	231,276	-	231,276
State & municipal	-	86,727	-	86,727
Mortgage-backed	-	591,562	-	591,562
Collateralized mortgage obligations	-	855,486	-	855,486
Corporate	-	20,965	-	20,965
Total AFS securities	$76,822	$1,786,016	$-	$1,862,838
Equity securities	47,760	1,000	-	48,760
Derivatives	-	52,104	-	52,104
Total	$124,582	$1,839,120	$-	$1,963,702
Liabilities:
Derivatives	$-	$68,066	$-	$68,066
Total	$-	$68,066	$-	$68,066

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. Loans with fair value of $19.0 million as of March 31, 2026 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. Loans with fair value of $12.2 million as of December 31, 2025 were individually evaluated for expected credit losses where the amortized cost was adjusted to fair value. As of March 31, 2026 the Company had collateral dependent individually evaluated loans with a carrying value of $26.1 million, which had an estimated allowance for credit loss of $3.6 million. As of December 31, 2025 the Company had no collateral dependent loans. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		March 31, 2026		December 31, 2025
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
HTM securities	2	$748,607	$687,330	$762,756	$702,577
Net loans	3	11,408,840	11,249,205	11,461,222	11,337,753
Financial liabilities:
Time deposits	2	$1,387,725	$1,376,682	$1,492,445	$1,484,165
Long-term debt	2	43,110	43,156	43,176	43,395
Subordinated debt	1	24,800	24,387	24,509	24,016
Junior subordinated debt	2	111,691	97,442	111,668	98,841

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

HTM Securities - The fair value of the Company’s HTM securities is primarily measured using information from a third-party pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors.

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

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $3.41 billion and $3.40 billion at March 31, 2026 and December 31, 2025, respectively.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $63.6 million at March 31, 2026 and $58.5 million at December 31, 2025. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s standby letters of credit was not significant.

In the normal course of business there are various outstanding legal proceedings. The Company accrues for material estimated losses from loss contingencies if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

14.	Segment Reporting

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

Reported segments and their financial information are not necessarily comparable to similar information reported by other financial institutions. Additionally, due to interrelationships among the various segments, the information presented is not indicative of how the segments would perform as independent entities. Changes in management structure, allocation methodologies, or procedures may result in future revisions to previously reported segment financial data. There have been no changes to the Company’s operating segments since those disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. The Company will continue to evaluate its segment disclosures and make necessary adjustments as business operations evolve.

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	Three Months Ended March 31, 2026
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$134,331	$17	$-	$134,348
Provision for loan losses	5,577	-	-	5,577
Net interest income after provision for loan losses	$128,754	$17	$-	$128,771
Noninterest income
Service charges on deposit accounts	$5,268	$-	$-	$5,268
Card services income	6,028	-	-	6,028
Retirement plan administration fees	-	16,972	(406)	16,566
Wealth management	10,535	596	3	11,134
Insurance services	-	-	4,482	4,482
Bank owned life insurance income	2,659	-	-	2,659
Net securities gains (losses)	442	-	-	442
Other	6,462	151	(3,056)	3,557
Total noninterest income	$31,394	$17,719	$1,023	$50,136
Noninterest expense
Salaries and employee benefits	$56,859	$8,891	$3,009	$68,759
Technology and data services	11,115	218	177	11,510
Occupancy	10,695	245	70	11,010
Professional fees and outside services	5,268	662	(376)	5,554
Office supplies and postage	2,041	104	22	2,167
FDIC assessment	2,010	-	-	2,010
Marketing	892	23	3	918
Amortization of intangible assets	2,845	449	54	3,348
Loan collection and other real estate owned, net	610	-	-	610
Acquisition expenses	-	-	-	-
Other	8,907	301	(2,862)	6,346
Total noninterest expense	$101,242	$10,893	$97	$112,232
Income before income tax expense	$58,906	$6,843	$926	$66,675
Income tax expense	14,019	1,514	-	15,533
Net income	$44,887	$5,329	$926	$51,142
Goodwill	$414,865	$23,877	$14,536	$453,278
Intangible assets, net	48,194	5,119	995	54,308
Total assets	18,182,956	60,315	(2,038,865)	16,204,406

(1)
Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Three Months Ended March 31, 2025
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$107,205	$18	$-	$107,223
Provision for loan losses	7,554	-	-	7,554
Net interest income after provision for loan losses	$99,651	$18	$-	$99,669
Noninterest income
Service charges on deposit accounts	$4,243	$-	$-	$4,243
Card services income	5,317	-	-	5,317
Retirement plan administration fees	-	16,256	(398)	15,858
Wealth management	10,337	598	11	10,946
Insurance services	-	-	4,761	4,761
Bank owned life insurance income	3,397	-	-	3,397
Net securities gains (losses)	(104)	-	-	(104)
Other	5,613	155	(2,734)	3,034
Total noninterest income	$28,803	$17,009	$1,640	$47,452
Noninterest expense
Salaries and employee benefits	$49,548	$8,454	$2,692	$60,694
Technology and data services	9,801	270	167	10,238
Occupancy	8,692	268	67	9,027
Professional fees and outside services	4,815	504	(367)	4,952
Office supplies and postage	1,881	47	14	1,942
FDIC assessment	1,694	-	-	1,694
Marketing	1,118	19	1	1,138
Amortization of intangible assets	1,508	544	59	2,111
Loan collection and other real estate owned, net	659	-	-	659
Acquisition expenses	1,221	-	-	1,221
Other	8,540	234	(2,550)	6,224
Total noninterest expense	$89,477	$10,340	$83	$99,900
Income before income tax expense	$38,977	$6,687	$1,557	$47,221
Income tax expense	9,051	1,425	-	10,476
Net income	$29,926	$5,262	$1,557	$36,745
Goodwill	$324,250	$23,877	$14,536	$362,663
Intangible assets, net	26,045	6,989	1,215	34,249
Total assets	15,591,557	54,925	(1,782,231)	13,864,251

(1)
Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

NBT BANCORP INC. AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). When references to “NBT,” “we,” “our,” “us,” and “the Company” are made in this report, we mean NBT Bancorp Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, NBT Bancorp Inc. When we refer to the “Bank” in this report, we mean our only bank subsidiary, NBT Bank, National Association, and its subsidiaries. This discussion will focus on results of operations and financial condition, including capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025 for an understanding of the following discussion and analysis. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results of the full year ending December 31, 2026 or any future period.

Forward-Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by any forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions, including actual or potential stress in the banking industry, and the impact they may have on the Company and its customers, and the Company’s assessment of that impact; (2) changes in the level of nonperforming assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”) and international trade disputes (including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation); (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war, including international military conflicts, or terrorism; (8) the timely development and acceptance of new products and services and the perceived overall value of these products and services by users; (9) changes in consumer spending, borrowing and saving habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisition and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including those under the Dodd-Frank Act, and the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

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

Critical Accounting Estimates

SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. The Company follows financial accounting and reporting policies that are in accordance with GAAP. The more significant of these policies are summarized in Note 1 to the consolidated financial statements presented in our 2025 Annual Report on Form 10-K. Management has reviewed the application of these estimates with the Audit Committee of NBT’s Board of Directors. The allowance for credit losses and unfunded commitments policies are deemed to meet the SEC’s definition of a critical accounting estimate.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of March 31, 2026, the weightings were 60%, 5%, and 35% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the northeast unemployment rate decreases from 4.6% in the second quarter of 2026 to 4.56% by the end of the forecast period, with a peak northeast unemployment rate of 4.6% in the third quarter of 2026. National GDP annualized growth (on a quarterly basis) is expected to start the second quarter of 2026 at approximately 2.75% and decrease to 1.72% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve cutting rates with two 25 basis point cuts at the June and September meetings and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, northeast unemployment falls from 4.6% in the first quarter of 2026 to 3.7% in the second quarter of 2027 and eventually settles at 3.8% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.6% in the first quarter of 2026 to a peak of 7.8% in the second quarter of 2027. The alternative downside stagflation scenario was removed in the first quarter of 2026 following a recalibration of the scenario’s narrative and model by the reputable third-party, which no longer provided a relevant stagflation scenario. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of March 31, 2026. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools and recent trends in asset value indices. Additional monitoring for industry concentrations, loan growth and policy exceptions was also conducted.

To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of March 31, 2026, the Company changed the scenario weightings, with a 10% increase to the downside scenario and a 10% decrease to the baseline scenario causing a 3.6% increase in the overall estimated allowance for credit losses. If instead the upside scenario was increased 10% and the baseline scenario was decreased 10%, the overall estimated allowance for credit losses decreased 0.8%. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of March 31, 2026, the Company increased the downside scenario to 100% which resulted in a 24.1% increase in the overall estimated allowance for credit losses.

The Company’s policies on the CECL methodology for allowance for credit losses are disclosed in Note 1 to the consolidated financial statements presented in our 2025 Annual Report on Form 10-K. All accounting policies are important and as such, the Company encourages the reader to review each of the policies included in Note 1 to the consolidated financial statements presented in our 2025 Annual Report on Form 10-K to obtain a better understanding of how the Company’s financial performance is reported. The Company’s critical accounting policies are described in detail in Part II Item 7. in the 2025 Annual Report on Form 10-K and there have been no material changes in such policies since the date of that report. Refer to Note 3 to the unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

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

Net income for the three months ended March 31, 2026 was $51.1 million, down $4.4 million from the fourth quarter of 2025 and up $14.4 million from the first quarter of 2025. Diluted earnings per share was $0.98 for the three months ended March 31, 2026, down $0.08 from the fourth quarter of 2025 and up $0.21 from the first quarter of 2025.

Operating net income(1), a non-GAAP measure, was $50.8 million, or $0.97 per diluted common share, for the three months ended March 31, 2026, compared to $1.05 per diluted common share for the fourth quarter of 2025 and $0.80 per diluted common share for the first quarter of 2025.

The following information should be considered in connection with the Company’s results for the three months ended March 31, 2026:

●
Net interest income for the three months ended March 31, 2026 was $134.3 million, down $1.1 million, or 0.8%, from the fourth quarter of 2025 and up $27.1 million, or 25.3%, from the first quarter of 2025.

●	FTE NIM was 3.72% for the three months ended March 31, 2026, an increase of 7 bps from the previous quarter and an increase of 28 bps from the first quarter of 2025.
●
The Company recorded a provision for loan losses of $5.6 million for the three months ended March 31, 2026, compared to $3.8 million in the fourth quarter of 2025 and $7.6 million in the first quarter of 2025.

●
Excluding securities gains (losses), noninterest income represented 27% of total revenues and was $49.7 million for the three months ended March 31, 2026, consistent with the fourth quarter of 2025 and up $2.1 million, or 4.5%, from the first quarter of 2025.

●	Noninterest expense, excluding acquisition expenses, was up $0.5 million, or 0.5%, from the fourth quarter of 2025 and was up $13.6 million, or 13.7%, from the first quarter of 2025.
●	Period end total loans were $11.55 billion, down $50.9 million, or 0.4%, from December 31, 2025.
●	Credit quality metrics including net charge-offs to average loans were 0.17%, annualized, and allowance for loan losses to total loans was 1.20%.
●	Period end total deposits were $13.74 billion, up $243.8 million, or 1.8%, from December 31, 2025. The loan to deposit ratio was 84.0% as of March 31, 2026 and 85.9% as of December 31, 2025.
●
The acquisition of Evans through the merger of Evans with and into the Company was completed on May 2, 2025. The Company incurred acquisition expenses of $1.2 million related to the merger with Evans in the first quarter of 2025.

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.

Results of Operations

The following table sets forth certain financial highlights:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Performance:
Diluted earnings per share	$0.98	$1.06	$0.77
Return on average assets(2)	1.30%	1.37%	1.08%
Return on average equity(2)	10.89%	11.81%	9.68%
Return on average tangible common equity(1)(2)	15.59%	17.05%	13.63%
Net interest margin (FTE)(1)(2)	3.72%	3.65%	3.44%
Capital:
Equity to assets	11.81%	11.85%	11.29%
Tangible equity ratio(1)	8.96%	8.95%	8.68%
Book value per share	$36.81	$36.32	$33.13
Tangible book value per share(1)	$27.05	$26.54	$24.74
Leverage ratio	9.70%	9.48%	10.39%
Common equity tier 1 capital ratio	12.34%	12.07%	12.12%
Tier 1 capital ratio	12.34%	12.07%	13.02%
Total risk-based capital ratio	14.52%	14.24%	15.24%

(1)	Non-GAAP measure - Refer to non-GAAP reconciliation below.
(2)	Annualized.

The following table provides non-GAAP reconciliations:

	Three Months Ended
(In thousands, except per share data)	March 31, 2026	December 31, 2025	March 31, 2025
Return on average tangible common equity:
Net income	$51,142	$55,509	$36,745
Amortization of intangible assets (net of tax)	2,511	2,522	1,583
Net income, excluding intangible amortization	$53,653	$58,031	$38,328
Average stockholders’ equity	$1,905,022	$1,864,035	$1,538,798
Less: average goodwill and other intangibles	509,643	513,728	398,233
Average tangible common equity	$1,395,379	$1,350,307	$1,140,565
Return on average tangible common equity(2)	15.59%	17.05%	13.63%
Tangible equity ratio:
Stockholders’ equity	$1,914,397	$1,896,216	$1,565,775
Intangibles	507,586	510,934	396,912
Assets	$16,204,406	$15,995,121	$13,864,251
Tangible equity ratio	8.96%	8.95%	8.68%
Tangible book value per share:
Stockholders’ equity	$1,914,397	$1,896,216	$1,565,775
Intangibles	507,586	510,934	396,912
Tangible equity	$1,406,811	$1,385,282	$1,168,863
Diluted common shares outstanding	52,010	52,203	47,255
Tangible book value per share	$27.05	$26.54	$24.74
Operating net income:
Net income	$51,142	$55,509	$36,745
Acquisition expenses	-	-	1,221
Securities (gains) losses	(442)	(142)	104
Adjustments to net income	$(442)	$(142)	$1,325
Adjustments to net income (net of tax)	$(338)	$(113)	$1,020
Operating net income	$50,804	$55,396	$37,765
Operating diluted earnings per share	$0.97	$1.05	$0.80
FTE adjustment
Net interest income	$134,348	$135,440	$107,223
FTE adjustment	578	581	636
Net interest income (FTE)	$134,926	$136,021	$107,859
Average earnings assets	$14,694,823	$14,768,404	$12,701,136
Net interest margin (FTE)(2)	3.72%	3.65%	3.44%

(2)	Annualized.

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

Net interest income was $134.3 million for the first quarter of 2026, down $1.1 million, or 0.8%, from the previous quarter. FTE NIM was 3.72% for the three months ended March 31, 2026, an increase of 7 bps from the previous quarter. Interest income decreased $5.9 million, or 3.1%, as the yield on average interest-earning assets decreased 2 bps from the prior quarter to 5.06%, while average interest-earning assets of $14.69 billion decreased $73.6 million from the prior quarter. The decrease in interest income was primarily due to two fewer days in the first quarter of 2026 compared to the fourth quarter of 2025 and lower yields on loans and short-term interest-bearing accounts due to the fourth quarter Federal Reserve interest rate cuts, partially offset by loans originating at higher rates than portfolio yields. Interest expense decreased $4.8 million, or 9.1%, as the cost of interest-bearing liabilities decreased 14 bps to 1.95% for the three months ended March 31, 2026 as compared to the prior quarter, primarily due to a 14 bps decrease in interest-bearing deposit costs. Included in net interest income was $6.7 million of acquisition-related net accretion for the three months ended March 31, 2026, compared to $7.4 million of acquisition-related net accretion for the three months ended December 31, 2025.

Net interest income was $134.3 million for the first quarter of 2026, up $27.1 million, or 25.3%, from the first quarter of 2025. FTE NIM was 3.72% for the three months ended March 31, 2026, an increase of 28 bps from the first quarter of 2025. Interest income increased $28.2 million, or 18.2%, as the yield on average interest-earning assets increased 11 bps from the same period in 2025 to 5.06%, while average interest-earning assets increased $1.99 billion, or 15.7%, from the first quarter of 2025, primarily due to the addition of $1.95 billion in interest-earning assets in May 2025 from the Evans acquisition and organic earning asset growth. Interest expense increased $1.1 million, or 2.4%, for the three months ended March 31, 2026 primarily due to the addition of $1.62 billion in interest-bearing liabilities from the Evans acquisition, partially offset by a decrease in the cost of interest-bearing liabilities. Included in net interest income was $6.7 million of acquisition-related net accretion for the three months ended March 31, 2026 and $2.2 million of acquisition-related net accretion for the three months ended March 31, 2025.

Average Balances and Net Interest Income

The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	March 31, 2026			December 31, 2025			March 31, 2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$356,403	$3,127	3.56%	$450,719	$4,462	3.93%	$63,198	$703	4.51%
Securities taxable(1)	2,547,841	16,472	2.62%	2,513,465	16,129	2.55%	2,402,772	13,631	2.30%
Securities tax-exempt(1) (3)	192,429	1,721	3.63%	194,638	1,709	3.48%	220,210	1,956	3.60%
FRB and FHLB stock	44,589	585	5.32%	44,632	557	4.95%	33,469	473	5.73%
Loans(2) (3)	11,553,561	161,319	5.66%	11,564,950	166,268	5.70%	9,981,487	138,277	5.62%
Total interest-earning assets	$14,694,823	$183,224	5.06%	$14,768,404	$189,125	5.08%	$12,701,136	$155,040	4.95%
Other assets	1,315,235			1,317,791			1,088,069
Total assets	$16,010,058			$16,086,195			$13,789,205
Liabilities and stockholders’ equity:
Money market deposits	$4,188,180	$27,225	2.64%	$4,222,137	$29,581	2.78%	$3,496,552	$26,198	3.04%
Interest-bearing checking deposits	2,117,278	5,452	1.04%	2,094,105	6,012	1.14%	1,682,265	3,494	0.84%
Savings deposits	1,953,096	2,005	0.42%	1,919,032	2,031	0.42%	1,571,673	187	0.05%
Time deposits	1,455,142	10,153	2.83%	1,533,062	11,802	3.05%	1,450,846	12,709	3.55%
Total interest-bearing deposits	$9,713,696	$44,835	1.87%	$9,768,336	$49,426	2.01%	$8,201,336	$42,588	2.11%
Federal funds purchased	-	-	-	-	-	-	2,278	25	4.45%
Repurchase agreements	126,024	822	2.65%	137,832	915	2.63%	107,496	761	2.87%
Short-term borrowings	-	-	-	-	-	-	7,033	80	4.61%
Long-term debt	43,139	441	4.15%	44,216	451	4.05%	27,674	266	3.90%
Subordinated debt, net	24,655	510	8.39%	24,338	505	8.23%	121,331	1,822	6.09%
Junior subordinated debt	111,679	1,690	6.14%	111,654	1,807	6.42%	101,196	1,639	6.57%
Total interest-bearing liabilities	$10,019,193	$48,298	1.95%	$10,086,376	$53,104	2.09%	$8,568,344	$47,181	2.23%
Demand deposits	3,811,907			3,848,626			3,385,080
Other liabilities	273,936			287,158			296,983
Stockholders’ equity	1,905,022			1,864,035			1,538,798
Total liabilities and stockholders’ equity	$16,010,058			$16,086,195			$13,789,205
Net interest income (FTE)		$134,926			$136,021			$107,859
Interest rate spread			3.11%			2.99%			2.72%
Net interest margin (FTE)			3.72%			3.65%			3.44%
Taxable equivalent adjustment		$578			$581			$636
Net interest income		$134,348			$135,440			$107,223

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)	Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

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

Three Months Ended March 31,	Increase (Decrease) 2026 over 2025
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$2,603	$(179)	$2,424
Securities taxable	858	1,983	2,841
Securities tax-exempt	(248)	13	(235)
FRB and FHLB stock	148	(36)	112
Loans	21,942	1,100	23,042
Total FTE interest income	$25,303	$2,881	$28,184
Money market deposits	$4,771	$(3,744)	$1,027
Interest-bearing checking deposits	1,016	942	1,958
Savings deposits	56	1,762	1,818
Time deposits	38	(2,594)	(2,556)
Federal funds purchased	(12)	(13)	(25)
Repurchase agreements	124	(63)	61
Short-term borrowings	(40)	(40)	(80)
Long-term debt	157	18	175
Subordinated debt, net	(1,824)	512	(1,312)
Junior subordinated debt	163	(112)	51
Total FTE interest expense	$4,449	$(3,332)	$1,117
Change in FTE net interest income	$20,854	$6,213	$27,067

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Service charges on deposit accounts	$5,268	$5,146	$4,243
Card services income	6,028	6,205	5,317
Retirement plan administration fees	16,566	14,104	15,858
Wealth management	11,134	12,028	10,946
Insurance services	4,482	3,917	4,761
Bank owned life insurance income	2,659	3,576	3,397
Net securities gains (losses)	442	142	(104)
Other	3,557	4,586	3,034
Total noninterest income	$50,136	$49,704	$47,452

Noninterest income for the three months ended March 31, 2026 was $50.1 million, up $0.4 million, or 0.9%, from the prior quarter and up $2.7 million, or 5.7%, from the first quarter of 2025. Excluding net securities gains (losses), noninterest income for the three months ended March 31, 2026 was $49.7 million, up $0.1 million, or 0.3%, from the prior quarter and up $2.1 million, or 4.5%, from the first quarter of 2025.

The increase from the prior quarter was primarily driven by an increase in retirement plan administration fees and insurance services partially offset by a decrease in wealth management fees, bank owned life insurance income and other noninterest income. Retirement plan administration fees increased from the prior quarter driven by higher activity-based fees, an increase in market values of assets under administration and the additional revenue from new customer relationships. Insurance revenues increased from the prior quarter due to organic growth and first quarter seasonality. Wealth management fees decreased from the prior quarter driven primarily by higher seasonal and activity-based fees recognized in the prior quarter. Bank owned life insurance income decreased from the prior quarter due to lower gains recognized. Other noninterest income decreased from the prior quarter due to a gain on an equity investment recognized in the fourth quarter of 2025.

The increase from the first quarter of 2025 was driven by an increase in service charges on deposit accounts and card services income due to the Evans acquisition. In addition, noninterest income increased from the first quarter of 2025 due to an increase in retirement plan administration fees which were partially offset by a decrease in bank owned life insurance income. The increase in retirement plan administration fees from the first quarter of 2025 was due to higher activity-based fees, increase in market values of assets under administration and the additional revenue from new customer relationships. Bank owned life insurance income decreased from the first quarter of 2025 due to lower gains recognized.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Salaries and employee benefits	$68,759	$65,993	$60,694
Technology and data services	11,510	11,803	10,238
Occupancy	11,010	9,267	9,027
Professional fees and outside services	5,554	5,826	4,952
Office supplies and postage	2,167	2,209	1,942
FDIC assessment	2,010	2,113	1,694
Marketing	918	1,068	1,138
Amortization of intangible assets	3,348	3,362	2,111
Loan collection and other real estate owned, net	610	781	659
Acquisition expenses	-	-	1,221
Other	6,346	9,266	6,224
Total noninterest expense	$112,232	$111,688	$99,900

Noninterest expense for the three months ended March 31, 2026 was $112.2 million, up $0.5 million, or 0.5%, from the prior quarter and up $12.3 million, or 12.3%, from the first quarter of 2025. Excluding acquisition expenses, noninterest expense for the three months ended March 31, 2026 was $112.2 million, up $13.6 million, or 13.7%, from the first quarter of 2025.

The increase from the prior quarter was primarily due to an increase in salaries and employee benefits and occupancy expenses, partially offset by a decrease in other noninterest expense. Salaries and employee benefits increased from the prior quarter driven by seasonally higher payroll taxes and stock-based compensation expenses, partially offset by lower medical expenses. Occupancy costs increased from the prior quarter due to seasonal maintenance and utilities costs due to harsh winter conditions across the footprint. Other expenses decreased from the prior quarter due to seasonally lower levels of travel, training and charitable contributions and loan-servicing related expenses.

The increase from the first quarter of 2025 was driven by the Evans acquisition. Salaries and benefits increased from the first quarter of 2025 driven by the impact of the Evans acquisition, annual merit pay increases, higher medical expenses and stock-based compensation expenses. Technology and data services increased from the first quarter of 2025 primarily due to the Evans acquisition, timing of planned activities and ongoing investment in enterprise technology initiatives. In addition, the increase in occupancy expense was impacted by additional expenses from the Evans acquisition, higher seasonal maintenance and utilities, and higher facilities costs related to new branch banking locations. Professional fees and outside services increased from the first quarter of 2025 primarily due to the Evans acquisition and the timing of various initiatives. Amortization of intangible assets increased due to the Company recording a core deposit intangible of $33.2 million related to the Evans acquisition.

Income Taxes

Income tax expense for the three months ended March 31, 2026 was $15.5 million, up $1.4 million from the prior quarter and up $5.1 million from the first quarter of 2025. The effective tax rate was 23.3% for the first quarter of 2026, compared to 20.3% for the prior quarter and 22.2% for the first quarter of 2025. The increase in the effective tax rate from the prior quarter was primarily due to the assessment of the deductibility of merger-related expenses incurred in 2025 and the associated impact on the full year effective tax rate in the fourth quarter of 2025. The increase in the effective tax rate from the first quarter of 2025 was primarily due to the increase in fully taxable pre-tax income.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $40.0 million, or 1.5%, from December 31, 2025 to March 31, 2026. The securities portfolio represented 16.8% of total assets as of March 31, 2026 as compared to 16.7% of total assets as of December 31, 2025.

The following table details the composition of securities AFS, securities HTM and equity securities for the periods indicated:

	March 31, 2026	December 31, 2025
Mortgage-backed securities:
With maturities 15 years or less	15%	15%
With maturities greater than 15 years	9%	8%
Collateralized mortgage obligations	41%	42%
Municipal securities	13%	13%
U.S. agency notes	19%	19%
Corporate	1%	1%
Equity securities	2%	2%
Total	100%	100%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated is as follows:

(In thousands)	March 31, 2026	December 31, 2025
Commercial & industrial	$1,669,624	$1,671,974
Commercial real estate	4,783,384	4,798,957
Residential mortgage	2,539,249	2,537,593
Home equity	447,462	448,113
Indirect auto	1,333,017	1,340,524
Residential solar	715,745	736,970
Other consumer	58,774	63,983
Total loans	$11,547,255	$11,598,114

(1) Loans are summarized by business line which does not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Total loans were $11.55 billion and $11.60 billion at March 31, 2026 and December 31, 2025, respectively. Period end loans decreased by $50.9 million from December 31, 2025 to March 31, 2026, which included a $25.9 million decrease in the other consumer and residential solar portfolios, which are in a planned run-off status. Total loans represent approximately 71.3% of assets as of March 31, 2026, as compared to 72.5% as of December 31, 2025.

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

Within the CRE portfolio, approximately 78% are comprised of Non-Owner Occupied CRE, with the remaining 22% being Owner-Occupied CRE. Non-Owner Occupied CRE includes diverse sectors across the Company’s markets such as residential rental properties (44%) and office spaces (13%), along with retail, manufacturing, mixed use, hotels and others. As of March 31, 2026 and December 31, 2025, the total CRE construction and development loans amounted to $430.9 million and $405.3 million, respectively.

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

The allowance for credit losses totaled $138.6 million at March 31, 2026, compared to $138.0 million at December 31, 2025 and $117.0 million at March 31, 2025. The allowance for credit losses as a percentage of loans was 1.20% at March 31, 2026, compared to 1.19% at December 31, 2025 and 1.17% at March 31, 2025. The allowance for credit losses as of March 31, 2026 increased compared to the allowance estimates as of December 31, 2025 primarily due to the change in forecast scenario weightings and the establishment of specific reserves for newly identified individually evaluated loans. These increases to the allowance for credit losses were partially offset by improvements in the economic forecast, model adjustments, and changes in loan composition and balances, including reductions driven by other consumer and residential solar portfolios that are in a planned run-off status. First quarter 2026 model adjustments lowered the allowance, as updates from the annual model review and recalibration process incorporated recent delinquency and loss experience which reflected improved default estimates across most portfolio segments. The increase in the allowance for credit losses from March 31, 2025 to March 31, 2026 was primarily due to the recording of $20.7 million of allowance for acquired Evans loans as of the acquisition date, which included both the $13.0 million of non-PCD allowance recognized through the provision for loan losses and the $7.7 million of PCD allowance reclassified from loans. This increase was partially offset by the shift in loan composition driven by other consumer and residential solar portfolios that are in a planned run-off status.

The allowance for credit losses was 226.27% of nonperforming loans at March 31, 2026, compared to 266.81% at December 31, 2025 and to 245.33% at March 31, 2025. The decrease in the coverage of the allowance to nonperforming and nonaccrual loans from December 31, 2025 to March 31, 2026 was due to the increase in nonaccrual loans. The decrease in the coverage of the allowance to nonperforming loans from March 31, 2025 to March 31, 2026 was due to an increase in nonaccrual loans, partially offset by the increase in the allowance relating to the acquired Evans loans.

The provision for loan losses was $5.6 million for the three months ended March 31, 2026, compared to $3.8 million in the prior quarter and $7.6 million for the same period in the prior year. Provision expense increased from the prior quarter primarily due to an increase in net charge-offs during the quarter and a higher level of allowance for loan losses. The decrease in provision expense from March 31, 2025, was driven largely due to lower net charge-offs. Net charge-offs totaled $5.0 million during the three months ended March 31, 2026, compared to net charge-offs of $4.8 million during the fourth quarter of 2025 and $6.6 million in the first quarter of 2025. Net charge-offs to average loans were 17 bps for the three months ended March 31, 2026, compared to 16 bps for the fourth quarter of 2025 and 27 bps for the three months ended March 31, 2025.

As of March 31, 2026, the unfunded commitment reserve totaled $5.5 million, compared to $5.8 million as of December 31, 2025 and $4.5 million as of March 31, 2025. The increase from the same period in the prior year was caused by an increase in pipeline exposure and $0.5 million of acquisition-related provision for unfunded commitments established for unfunded commitments acquired in the Evans acquisition.

Nonperforming assets consist of nonaccrual loans, loans over 90 days past due and still accruing, troubled loan modifications, OREO and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating commercial loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$34,214	59%	$19,934	45%
Residential	20,216	35%	21,264	47%
Consumer	3,036	5%	3,093	7%
Troubled loan modifications	437	1%	301	1%
Total nonaccrual loans	$57,903	100%	$44,592	100%
Loans over 90 days past due and still accruing:
Commercial	$25	1%	$2,220	31%
Residential	1,173	35%	2,366	33%
Consumer	2,154	64%	2,545	36%
Total loans over 90 days past due and still accruing	$3,352	100%	$7,131	100%
Total nonperforming loans	$61,255		$51,723
OREO	22		402
Total nonperforming assets	$61,277		$52,125
Total nonaccrual loans to total loans	0.50%		0.38%
Total nonperforming loans to total loans	0.53%		0.45%
Total nonperforming assets to total assets	0.38%		0.33%
Total allowance for loan losses to total nonperforming loans	226.27%		266.81%
Total allowance for loan losses to nonaccrual loans	239.37%		309.47%

Total nonperforming assets were $61.3 million at March 31, 2026, compared to $52.1 million at December 31, 2025 and $48.0 million at March 31, 2025. Nonperforming loans at March 31, 2026 were $61.3 million or 0.53% of total loans, compared with $51.7 million or 0.45% of total loans at December 31, 2025 and $47.7 million or 0.48% of total loans at March 31, 2025. The increase in nonperforming assets and nonperforming loans from the prior period was attributable to an increase in nonaccrual loans including three newly identified commercial relationships identified for individual credit loss evaluation, partially offset by a decrease in accruing loans past due over 90 days. The increase from March 31, 2025 is primarily attributable to the addition of nonperforming loans from the Evans acquisition. Total nonaccrual loans were $57.9 million or 0.50% of total loans at March 31, 2026, compared to $44.6 million or 0.38% of total loans at December 31, 2025 and $44.8 million or 0.45% of total loans at March 31, 2025. Past due loans as a percentage of total loans was 0.40% at March 31, 2026, up from 0.38% at December 31, 2025 and up from 0.32% at March 31, 2025.

In addition to nonperforming loans discussed above, the Company has also identified approximately $278.5 million in potential problem loans at March 31, 2026 as compared to $271.8 million at December 31, 2025. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” Potential problem loans have increased to more normalized levels and the increase primarily relates to a few CRE relationships reflecting changing conditions in certain CRE markets including construction delays, rising costs and delays in leasing up spaces. The increase in potential problem loans from December 31, 2025 is primarily due to the net migration of $5.3 million in commercial loan balances to substandard, primarily attributable to acquired commercial loans from Evans. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loan modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $13.74 billion at March 31, 2026, up $243.8 million, or 1.8%, from December 31, 2025. As of March 31, 2026 there were $25.0 million of brokered time deposits, down from $98.9 million as of December 31, 2025. Demand, interest-bearing checking and money market accounts increased, partially offset by a decrease in time deposits. The Company continues to experience growth within all business lines, consumer, municipal and commercial, including the inflow of seasonal municipal deposits during the first quarter of 2026. The Company’s composition of total deposits is diverse and granular with over 611,000 accounts with an average per account balance of $22,467 as of March 31, 2026. As of March 31, 2026 and December 31, 2025 the estimated amounts of uninsured deposits based on the same methodologies and assumptions used for the bank regulatory reporting were $6.04 billion and $5.86 billion, respectively. Total average deposits increased $1.94 billion, or 16.7%, from the same period last year due to the $1.86 billion in deposits acquired from Evans in the second quarter of 2025.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $117.8 million at March 31, 2026 compared to $148.1 million at December 31, 2025. Long-term debt was $43.1 million at March 31, 2026 compared to $43.2 million at December 31, 2025.

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

As of March 31, 2026 and December 31, 2025 the subordinated debt net of fair value discount was $24.8 million and $24.5 million, respectively.

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

Capital Resources

Stockholders’ equity of $1.91 billion represented 11.81% of total assets at March 31, 2026 compared with $1.90 billion, or 11.85% of total assets, as of December 31, 2025. Stockholders’ equity increased $18.2 million from December 31, 2025 driven by net income of $51.1 million for the three months ended March 31, 2026, partially offset by dividends declared of $19.2 million, the repurchase of common stock of $11.0 million and a $4.7 million increase in accumulated other comprehensive loss due primarily to the change in the fair value of securities available for sale.

The Company purchased 250,000 shares of its common stock during the three months ended March 31, 2026, for a total of $11.0 million at an average price of $44.06 per share under its previously announced stock repurchase program. Under its stock repurchase program, the Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of March 31, 2026, there were 1,500,000 shares available for repurchase under this program authorized on October 27, 2025, which is set to expire on December 31, 2027.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2026 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	March 31, 2026	December 31, 2025
Tier 1 leverage ratio	9.70%	9.48%
Common equity tier 1 capital ratio	12.34%	12.07%
Tier 1 capital ratio	12.34%	12.07%
Total risk-based capital ratio	14.52%	14.24%
Cash dividends as a percentage of net income	37.62%	42.90%
Per common share:
Book value	$36.81	$36.32
Tangible book value(1)	$27.05	$26.54
Tangible equity ratio(2)	8.96%	8.95%

(1)	Stockholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(2)	Non-GAAP measure - Stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

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

The Company’s Interest Rate Sensitivity has remained in a near neutral position. In the declining rate scenarios, net interest income is projected to modestly decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. Conversely in the rising rate scenarios, net interest income increases modestly, impacted by slowing prepayment speeds and increased deposit reactivity; the magnitude of potential impact on earnings may be affected by the ability to lag deposit repricing on interest-bearing checking, savings, MMDA and time accounts. Net interest income for the next twelve months in the +300/+200/+100/-100/-200/-300 bps scenarios, as described above, is within the internal policy risk limits of not more than a 5.0% reduction in net interest income in the +100/-100 bps scenarios, of not more than a 7.5% reduction in net interest income in the +200/-200 bps scenarios and of not more than a 12.0% reduction in net interest income in the +300/-300 bps scenarios. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2026 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps)	net interest income
+300	1.47%
+200	1.36%
+100	0.96%
-100	(0.91)%
-200	(1.26)%
-300	(1.50)%

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures and FOMC monetary policy. In 2025, the FOMC shifted to an easing cycle, cutting the federal funds rate three times (September, October and December) by 25 bps each, bringing the target range down from 4.25-4.50% towards a more neutral stance of 3.50-3.75% as inflation pressures eased but growth softened. Actions included rate cuts, open market operations to manage liquidity, and adjustments to reinvestment policies for Treasury and mortgage-backed securities. The Fed remains committed to its 2% inflation target and maximum employment goals. The recent federal funds rate reductions and initial expectations for continued reductions in 2026 provided the catalyst for the Company to begin reducing deposit rates in late 2025 and early 2026. However, the onset of the Iran War in 2026 has contributed to higher interest rates and an expectation for an elevated yield curve in the near term. The Company continues to focus on managing deposit expense in an environment of still elevated short-term interest rates (compared to recent years) while maintaining lending spreads in an effort to allow new and repricing asset yields to remain above existing portfolio asset yields where possible.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At March 31, 2026, the Company’s Basic Surplus measurement was 19.2% of total assets, or $3.10 billion, as compared to the December 31, 2025 Basic Surplus of 18.7%, or $2.98 billion, and was above the Company’s minimum of 5% (calculated at $810.2 million and $799.8 million of period end total assets as of March 31, 2026 and December 31, 2025, respectively) set forth in its liquidity policies.

At March 31, 2026 and December 31, 2025, FHLB advances outstanding totaled $43.0 million. At March 31, 2026 and December 31, 2025, the Bank had $435.0 million and $353.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $2.02 billion at March 31, 2026 and $2.10 billion at December 31, 2025. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.08 billion and $1.11 billion at March 31, 2026 and December 31, 2025, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.64 billion at March 31, 2026 and $2.53 billion at December 31, 2025. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At March 31, 2026 and December 31, 2025, the Bank had the capacity to borrow $1.19 billion and $1.18 billion, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $3.99 billion at March 31, 2026 and $3.94 billion at December 31, 2025.

This Basic Surplus approach enables the Company to appropriately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. The Company considers its Basic Surplus position to be strong. However, certain events may adversely impact the Company’s liquidity position in 2026. While short-term interest rates have declined, they remain elevated relative to recent history, which could result in deposit declines as depositors continue to have alternative opportunities for yield on their excess funds. In the current economic environment, draws against lines of credit could drive asset growth higher. Disruptions in wholesale funding markets could spark increased competition for deposits. These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%.

At March 31, 2026, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their stockholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At March 31, 2026 and December 31, 2025, approximately $100.5 million and $115.9 million, respectively, of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A. of our 2025 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents stock purchases made during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2026	-	$-	-	1,750,000
February 1-28, 2026	250,000	44.06	250,000	1,500,000
March 1-31, 2026	-	-	-	1,500,000
Total	250,000	$44.06	250,000	1,500,000

(1)
On October 27, 2025, the Company’s Board of Directors authorized and approved an amendment to the Company’s stock repurchase program. Pursuant to the amended stock repurchase program, the Company may repurchase up to 2,000,000 shares of the Company’s common stock with all repurchases under the stock repurchase program to be made by December 31, 2027. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. The Company purchased 250,000 shares of its common stock during the first quarter of 2026 at an average price of $44.06 per share under its previously announced stock repurchase program. As of March 31, 2026, there were 1,500,000 shares available for repurchase under this plan authorized on October 27, 2025, which is set to expire on December 31, 2027.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2026, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of May 2026.

NBT BANCORP INC.

By:	/s/ Annette L. Burns
Annette L. Burns
Chief Financial Officer