Form 10-Q
period 2026-06-30
NBT BANCORP INC
filed 2026-08-07
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026.

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

As of July 31, 2026, there were 51,960,061 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended June 30, 2026

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

ITEM 1.
FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2026	2025
Assets
Cash and due from banks	$187,164	$185,158
Short-term interest-bearing accounts	107,489	301,958
Equity securities, at fair value	50,732	48,760
Securities available for sale, at fair value	2,006,206	1,862,838
Securities held to maturity (fair value $692,689 and $702,577, respectively)	755,086	762,756
Federal Reserve and Federal Home Loan Bank stock	51,540	44,575
Loans held for sale	-	1,108
Loans	11,874,081	11,598,114
Less allowance for loan losses	140,500	138,000
Net loans	$11,733,581	$11,460,114
Premises and equipment, net	98,119	99,277
Goodwill	453,278	453,278
Intangible assets, net	51,117	57,656
Bank owned life insurance	314,806	317,733
Other assets	405,839	399,910
Total assets	$16,214,957	$15,995,121
Liabilities
Demand (noninterest bearing)	$3,861,366	$3,800,209
Savings, interest-bearing checking and money market	8,347,052	8,206,539
Time	1,328,884	1,492,445
Total deposits	$13,537,302	$13,499,193
Short-term borrowings	316,438	148,069
Long-term debt	43,043	43,176
Subordinated debt, net	-	24,509
Junior subordinated debt	111,714	111,668
Other liabilities	262,541	272,290
Total liabilities	$14,271,038	$14,098,905
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value, 100,000,000 shares authorized; 59,083,155 shares issued	591	591
Additional paid-in-capital	966,124	964,778
Retained earnings	1,262,559	1,196,850
Accumulated other comprehensive loss	(89,132)	(82,596)
Common stock in treasury, at cost, 7,128,171 and 6,880,200 shares, respectively	(196,223)	(183,407)
Total stockholders’ equity	$1,943,919	$1,896,216
Total liabilities and stockholders’ equity	$16,214,957	$15,995,121

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Interest, fee and dividend income
Interest and fees on loans	$163,764	$158,912	$324,866	$296,964
Securities available for sale	14,770	11,609	28,252	21,871
Securities held to maturity	4,426	4,870	8,776	9,784
Other	2,801	2,186	6,513	3,362
Total interest, fee and dividend income	$185,761	$177,577	$368,407	$331,981
Interest expense
Deposits	$44,879	$48,219	$89,714	$90,807
Short-term borrowings	1,165	1,046	1,987	1,912
Long-term debt	445	296	886	562
Subordinated debt	611	2,001	1,121	3,823
Junior subordinated debt	1,698	1,795	3,388	3,434
Total interest expense	$48,798	$53,357	$97,096	$100,538
Net interest income	$136,963	$124,220	$271,311	$231,443
Provision for loan losses	6,136	17,835	11,713	25,389
Net interest income after provision for loan losses	$130,827	$106,385	$259,598	$206,054
Noninterest income
Service charges on deposit accounts	$5,194	$4,578	$10,462	$8,821
Card services income	6,613	6,077	12,641	11,394
Retirement plan administration fees	16,928	15,710	33,494	31,568
Wealth management	10,948	10,678	22,082	21,624
Insurance services	4,177	4,097	8,659	8,858
Bank owned life insurance income	2,505	2,180	5,164	5,577
Net securities gains	175	112	617	8
Other	3,187	3,500	6,744	6,534
Total noninterest income	$49,727	$46,932	$99,863	$94,384
Noninterest expense
Salaries and employee benefits	$69,004	$64,155	$137,763	$124,849
Technology and data services	11,850	10,804	23,360	21,042
Occupancy	9,475	9,038	20,485	18,065
Professional fees and outside services	5,662	5,021	11,216	9,973
Office supplies and postage	2,060	1,871	4,227	3,813
FDIC assessment	1,984	1,820	3,994	3,514
Marketing	937	974	1,855	2,112
Amortization of intangible assets	3,191	3,042	6,539	5,153
Loan collection and other real estate owned, net	544	489	1,154	1,148
Acquisition expenses	-	17,180	-	18,401
Other	6,731	8,216	13,077	14,440
Total noninterest expense	$111,438	$122,610	$223,670	$222,510
Income before income tax expense	$69,116	$30,707	$135,791	$77,928
Income tax expense	16,086	8,197	31,619	18,673
Net income	$53,030	$22,510	$104,172	$59,255
Earnings per share
Basic	$1.02	$0.45	$2.00	$1.21
Diluted	$1.02	$0.44	$1.99	$1.21

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Net income	$53,030	$22,510	$104,172	$59,255
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(2,510)	$15,121	$(8,892)	$41,769
Tax effect	627	(3,781)	2,223	(10,443)
Unrealized net holding (losses) gains arising during the period, net	$(1,883)	$11,340	$(6,669)	$31,326

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$55	$70	$113	$145
Tax effect	(13)	(17)	(28)	(36)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$42	$53	$85	$109

Total securities available for sale, net	$(1,841)	$11,393	$(6,584)	$31,435

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$32	$307	$64	$631
Tax effect	(8)	(77)	(16)	(158)
Amortization of prior service cost and actuarial losses, net	$24	$230	$48	$473

Decrease in unrecognized actuarial loss, gross	$-	$936	$-	$936
Tax effect	-	(234)	-	(234)
Decrease in unrecognized actuarial loss, net	$-	$702	$-	$702

Total pension and other benefits, net	$24	$932	$48	$1,175

Total other comprehensive (loss) income	$(1,817)	$12,325	$(6,536)	$32,610
Comprehensive income	$51,213	$34,835	$97,636	$91,865

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock in
(In thousands, except share and per share data)	Stock	Capital	Earnings	(Loss) Income	Treasury	Total
Balance at March 31, 2026	$591	$965,891	$1,228,753	$(87,315)	$(193,523)	$1,914,397
Net income	-	-	53,030	-	-	53,030
Cash dividends - $0.37 per share	-	-	(19,224)	-	-	(19,224)
Purchase of 68,595 treasury shares	-	-	-	-	(3,016)	(3,016)
Net issuance of 13,933 shares to employee and other stock plans	-	(638)	-	-	316	(322)
Stock-based compensation	-	871	-	-	-	871
Other comprehensive (loss)	-	-	-	(1,817)	-	(1,817)
Balance at June 30, 2026	$591	$966,124	$1,262,559	$(89,132)	$(196,223)	$1,943,919

Balance at March 31, 2025	$540	$740,865	$1,120,887	$(121,813)	$(174,704)	$1,565,775
Net income	-	-	22,510	-	-	22,510
Cash dividends - $0.34 per share	-	-	(17,808)	-	-	(17,808)
Issuance of 5,108,663 shares of common stock for acquisition	51	221,716	-	-	-	221,767
Net issuance of 13,218 shares to employee and other stock plans	-	(586)	-	-	310	(276)
Stock-based compensation	-	873	-	-	-	873
Other comprehensive income	-	-	-	12,325	-	12,325
Balance at June 30, 2025	$591	$962,868	$1,125,589	$(109,488)	$(174,394)	$1,805,166

				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock in
(In thousands, except share and per share data)	Stock	Capital	Earnings	(Loss) Income	Treasury	Total
Balance at December 31, 2025	$591	$964,778	$1,196,850	$(82,596)	$(183,407)	$1,896,216
Net income	-	-	104,172	-	-	104,172
Cash dividends - $0.74 per share	-	-	(38,463)	-	-	(38,463)
Purchase of 318,595 treasury shares	-	-	-	-	(14,030)	(14,030)
Net issuance of 70,624 shares to employee and other stock plans	-	(2,894)	-	-	1,214	(1,680)
Stock-based compensation	-	4,240	-	-	-	4,240
Other comprehensive (loss)	-	-	-	(6,536)	-	(6,536)
Balance at June 30, 2026	$591	$966,124	$1,262,559	$(89,132)	$(196,223)	$1,943,919

Balance at December 31, 2024	$540	$742,810	$1,100,209	$(142,098)	$(175,320)	$1,526,141
Net income	-	-	59,255	-	-	59,255
Cash dividends - $0.68 per share	-	-	(33,875)	-	-	(33,875)
Issuance of 5,108,663 shares of common stock for acquisition	51	221,716	-	-	-	221,767
Net issuance of 74,107 shares to employee and other stock plans	-	(4,705)	-	-	926	(3,779)
Stock-based compensation	-	3,047	-	-	-	3,047
Other comprehensive income	-	-	-	32,610	-	32,610
Balance at June 30, 2025	$591	$962,868	$1,125,589	$(109,488)	$(174,394)	$1,805,166

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Operating activities
Net income	$104,172	$59,255
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	11,713	25,389
Depreciation and amortization of premises and equipment	6,953	6,193
Net amortization on securities	215	917
Amortization of intangible assets	6,539	5,153
Amortization of operating lease right-of-use assets	4,578	4,088
Excess tax benefit on stock-based compensation	(201)	(419)
Stock-based compensation expense	4,240	3,047
Bank owned life insurance income	(5,164)	(5,577)
Amortization of subordinated debt issuance costs	-	199
Proceeds from sale of loans held for sale	2,989	173,409
Originations of loans held for sale	(1,802)	(167,816)
Net gains on sale of loans held for sale	(79)	(313)
Net securities (gains)	(617)	(8)
Net gains on sale of other real estate owned	(99)	(83)
Net change in other assets and other liabilities	(18,511)	(14,952)
Net cash provided by operating activities	$114,926	$88,482
Investing activities
Net cash (used in) provided by acquisitions	$(488)	$38,597
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	143,690	90,172
Proceeds from sales	-	254,468
Purchases	(295,464)	(202,260)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	80,423	81,258
Purchases	(73,341)	(45,167)
Equity securities:
Proceeds from sales	-	491
Other:
Net (increase) in loans	(285,090)	(483)
Proceeds from Federal Reserve and Federal Home Loan Bank stock redemption	11,507	30,216
Purchases of Federal Reserve and Federal Home Loan Bank stock	(18,472)	(26,991)
Proceeds from settlement of bank owned life insurance	8,091	4,330
Purchases of premises and equipment, net	(5,783)	(6,031)
Proceeds from sales of other real estate owned	411	135
Net cash (used in) provided by investing activities	$(434,516)	$218,735
Financing activities
Net increase in deposits	$38,109	$104,422
Net increase (decrease) in short-term borrowings	168,369	(92,972)
Redemption of subordinated debt	(25,000)	-
Repayments of long-term debt	(55)	(25,078)
Cash paid by employer for tax-withholding on stock issuance	(1,803)	(2,207)
Purchase of treasury stock	(14,030)	-
Cash dividends	(38,463)	(33,875)
Net cash provided by (used in) financing activities	$127,127	$(49,710)
Net (decrease) increase in cash and cash equivalents	$(192,463)	$257,507
Cash and cash equivalents at beginning of period	487,116	284,056
Cash and cash equivalents at end of period	$294,653	$541,563

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended
	June 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$100,357	$99,802
Income taxes paid, net of refund	19,959	16,325
Noncash investing activities:
Loans transferred to other real estate owned	$-	$215
Acquisitions:
Fair value of assets acquired, excluding acquired cash and goodwill	$-	$2,087,439
Fair value of liabilities assumed	-	1,997,253
Common stock issued	-	221,767

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2026

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

4. Acquisitions

Evans Bancorp, Inc.

On May 2, 2025, the Company completed the acquisition of Evans Bancorp, Inc. (“Evans”) through the merger of Evans with and into the Company, with the Company surviving the merger. Total consideration for the acquisition was $221.8 million in common stock. Evans, with assets of $2.19 billion at December 31, 2024, was headquartered in Williamsville, New York. Its primary subsidiary, Evans Bank, National Association (“Evans Bank”), was a federally-chartered national banking association operating 18 banking locations in Western New York. The acquisition enhances the Company’s presence in Western New York, including the Buffalo and Rochester communities. In connection with the acquisition, the Company issued 5.1 million shares of common stock and acquired approximately $131.2 million of identifiable net assets. Preliminary goodwill of $91.4 million was recognized as a result of the merger and is not amortizable or deductible for tax purposes. During the fourth quarter of 2025, the Company revised the accrued income taxes and deferred taxes associated with the Evans acquisition, which resulted in a $0.8 million decrease in goodwill. Total goodwill of $90.6 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since May 2, 2025. As a result of the full integration of the operations of Evans, it is not practicable to determine all revenue or net income included in the Company’s operating results relating to Evans since the date of acquisition as Evans results cannot be separately identified.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

May 2, 2025
(In thousands)	Evans Bancorp, Inc.
Consideration:
Cash paid to shareholders (fractional shares)	$25
Common stock issuance	221,767
Total net consideration	$221,792

Recognized amounts of identifiable assets acquired and (liabilities) assumed:
Cash and cash equivalents	$40,197
Securities available for sale	255,487
Securities held to maturity	3,494
Loans, net of allowance for credit losses on purchased credit deteriorated loans	1,665,712
Premises and equipment, net	15,069
Core deposit intangibles	33,240
Bank owned life insurance	44,100
Other assets	71,131
Total identifiable assets acquired	$2,128,430

Deposits	$(1,864,049)
Borrowings	(113,712)
Other liabilities	(19,492)
Total liabilities assumed	$(1,997,253)

Total identifiable assets, net	$131,177

Goodwill	$90,615

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

Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis. Loans were first segmented by purchased credit deteriorated (“PCD”) or non-purchased credit deteriorated (“non-PCD”) status, and then further grouped according to Federal Deposit Insurance Corporation (“FDIC”) call report segmentation. The valuation considered key loan characteristics including loan type, term, rate, payment schedule and loan performance attributes. Certain key assumptions related to prepayment speeds, probability of default (“PD”), loss given default (“LGD”) and discount rate were also considered. The discount rates applied were based on a build-up approach factoring in the funding mix, servicing costs, liquidity premium and factors related to performance risk.

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

Supplemental Pro Forma Financial Information (Unaudited)

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and six months ended June 30, 2025, as if Evans had been acquired on January 1, 2025. This unaudited pro forma information combines the historical results of Evans with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place at the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Pro Forma (Unaudited)
	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2025	June 30, 2025
Total revenue, net of interest expense	$177,453	$349,366
Net income	12,930	52,859

5. Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
As of June 30, 2026
U.S. treasury	$104,422	$-	$(2,664)	$101,758
Federal agency	248,293	-	(17,164)	231,129
State & municipal	84,796	2	(3,676)	81,122
Mortgage-backed:
Government-sponsored enterprises	589,968	506	(26,580)	563,894
U.S. government agency securities	175,232	275	(4,566)	170,941
Collateralized mortgage obligations:
Government-sponsored enterprises	625,419	1,504	(28,390)	598,533
U.S. government agency securities	260,288	453	(23,626)	237,115
Corporate	22,500	-	(786)	21,714
Total AFS securities	$2,110,918	$2,740	$(107,452)	$2,006,206
As of December 31, 2025
U.S. treasury	$79,330	$25	$(2,533)	$76,822
Federal agency	248,312	-	(17,036)	231,276
State & municipal	90,654	4	(3,931)	86,727
Mortgage-backed:
Government-sponsored enterprises	470,606	1,651	(23,532)	448,725
U.S. government agency securities	145,836	660	(3,659)	142,837
Collateralized mortgage obligations:
Government-sponsored enterprises	653,512	2,137	(26,214)	629,435
U.S. government agency securities	247,908	335	(22,192)	226,051
Corporate	22,500	-	(1,535)	20,965
Total AFS securities	$1,958,658	$4,812	$(100,632)	$1,862,838

There was no allowance for credit losses on AFS securities as of June 30, 2026 and December 31, 2025.

During the three and six months ended June 30, 2026 and 2025, there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
As of June 30, 2026
Federal agency	$100,000	$-	$(11,268)	$88,732
Mortgage-backed:
Government-sponsored enterprises	179,456	-	(23,892)	155,564
U.S. government agency securities	12,021	-	(176)	11,845
Collateralized mortgage obligations:
Government-sponsored enterprises	127,009	72	(6,394)	120,687
U.S. government agency securities	55,640	-	(9,073)	46,567
State & municipal	280,960	56	(11,722)	269,294
Total HTM securities	$755,086	$128	$(62,525)	$692,689
As of December 31, 2025
Federal agency	$100,000	$-	$(10,705)	$89,295
Mortgage-backed:
Government-sponsored enterprises	188,942	-	(23,273)	165,669
U.S. government agency securities	13,659	1	(106)	13,554
Collateralized mortgage obligations:
Government-sponsored enterprises	136,464	115	(5,293)	131,286
U.S. government agency securities	57,309	-	(9,396)	47,913
State & municipal	266,382	76	(11,598)	254,860
Total HTM securities	$762,756	$192	$(60,371)	$702,577

At June 30, 2026 and December 31, 2025 all of the mortgage-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities.

The Company recorded no gains from calls on HTM securities for the three and six months ended June 30, 2026 and 2025.

AFS and HTM securities with amortized costs totaling $1.80 billion at June 30, 2026 and $1.87 billion at December 31, 2025, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at June 30, 2026 and December 31, 2025, AFS and HTM securities with an amortized cost of $209.6 million and $207.6 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Three Months Ended
	June 30,
(In thousands)	2026	2025
Net gains (losses) recognized on equity securities	$175	$112
Less: Net gains (losses) recognized on equity securities sold during the period	-	(35)
Unrealized gains (losses) recognized on equity securities still held	$175	$147

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Net gains (losses) recognized on equity securities	$617	$8
Less: Net gains (losses) recognized on equity securities sold during the period	-	(35)
Unrealized gains (losses) recognized on equity securities still held	$617	$43

As of June 30, 2026 and December 31, 2025, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of credit concern as of June 30, 2026 and 2025. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and six months ended June 30, 2026 and 2025.

The following table sets forth information with regard to contractual maturities of debt securities at June 30, 2026:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
AFS debt securities:
Within one year	$79,941	$78,871
From one to five years	688,941	656,741
From five to ten years	303,675	284,892
After ten years	1,038,361	985,702
Total AFS debt securities	$2,110,918	$2,006,206
HTM debt securities:
Within one year	$122,217	$122,161
From one to five years	222,517	206,822
From five to ten years	93,543	85,389
After ten years	316,809	278,317
Total HTM debt securities	$755,086	$692,689

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2026 and December 31, 2025.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities were in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
			Number			Number			Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
(In thousands)	Value	Losses	Positions	Value	Losses	Positions	Value	Losses	Positions
As of June 30, 2026
AFS securities:
U.S. treasury	$29,700	$(237)	3	$72,058	$(2,427)	4	$101,758	$(2,664)	7
Federal agency	-	-	-	231,129	(17,164)	16	231,129	(17,164)	16
State & municipal	-	-	-	80,364	(3,676)	59	80,364	(3,676)	59
Mortgage-backed	317,746	(3,411)	41	311,311	(27,735)	126	629,057	(31,146)	167
Collateralized mortgage obligations	197,645	(2,683)	28	376,126	(49,333)	100	573,771	(52,016)	128
Corporate	-	-	-	21,714	(786)	7	21,714	(786)	7
Total securities with unrealized losses	$545,091	$(6,331)	72	$1,092,702	$(101,121)	312	$1,637,793	$(107,452)	384
HTM securities:
Federal agency	$-	$-	-	$88,732	$(11,268)	4	$88,732	$(11,268)	4
Mortgage-backed	9,878	(143)	3	157,509	(23,925)	33	167,387	(24,068)	36
Collateralized mortgage obligation	5,576	(72)	1	156,717	(15,395)	46	162,293	(15,467)	47
State & municipal	16,562	(514)	19	120,834	(11,208)	121	137,396	(11,722)	140
Total securities with unrealized losses	$32,016	$(729)	23	$523,792	$(61,796)	204	$555,808	$(62,525)	227
As of December 31, 2025
AFS securities:
U.S. treasury	$-	$-	-	$71,796	$(2,533)	4	$71,796	$(2,533)	4
Federal agency	-	-	-	231,276	(17,036)	16	231,276	(17,036)	16
State & municipal	-	-	-	85,965	(3,931)	64	85,965	(3,931)	64
Mortgage-backed	49,453	(161)	7	338,370	(27,030)	135	387,913	(27,191)	142
Collateralized mortgage obligations	80,781	(131)	12	418,983	(48,275)	105	499,764	(48,406)	117
Corporate	-	-	-	20,965	(1,535)	7	20,965	(1,535)	7
Total securities with unrealized losses	$130,234	$(292)	19	$1,167,355	$(100,340)	331	$1,297,679	$(100,632)	350
HTM securities:
Federal agency	$-	$-	-	$89,295	$(10,705)	4	$89,295	$(10,705)	4
Mortgage-backed	10,771	(71)	1	168,422	(23,308)	33	179,193	(23,379)	34
Collateralized mortgage obligations	-	-	-	173,333	(14,689)	47	173,333	(14,689)	47
State & municipal	4,381	(245)	7	142,139	(11,353)	146	146,520	(11,598)	153
Total securities with unrealized losses	$15,152	$(316)	8	$573,189	$(60,055)	230	$588,341	$(60,371)	238

The Company does not believe the AFS securities that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, which consisted of 384 and 350 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of June 30, 2026 and December 31, 2025, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $6.5 million and $5.6 million at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of June 30, 2026 and December 31, 2025. There was no accrued interest reversed against interest income for the three and six months ended June 30, 2026 or the year ended December 31, 2025 as all securities remained in accrual status. In addition, there were no collateral-dependent HTM debt securities as of June 30, 2026 and December 31, 2025. There was no allowance for credit losses on HTM securities as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, 63% and 65%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises with bond ratings of A to AAA. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2026 and December 31, 2025. The remaining HTM debt securities at June 30, 2026 and December 31, 2025 were comprised of state and municipal obligations with bond ratings of A to AAA excluding the $113.9 million and $85.7 million, respectively, of local municipal bonds which are not rated. Based on the Company’s current expected credit losses (“CECL”) methodology, the expected credit loss on the HTM municipal bond portfolio was deemed immaterial, therefore no allowance for credit loss was recorded as of June 30, 2026 and December 31, 2025. AIR on HTM debt securities totaled $4.0 million at June 30, 2026 and $3.9 million at December 31, 2025 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

6. Loans

A summary of loans, net of deferred fees and origination costs, by category(1) is as follows:

(In thousands)	June 30, 2026	December 31, 2025
Commercial & industrial	$1,755,123	$1,671,974
Commercial real estate	4,893,543	4,798,957
Residential mortgage	2,558,338	2,537,593
Home equity	465,340	448,113
Indirect auto	1,450,482	1,340,524
Residential solar	693,177	736,970
Other consumer	58,078	63,983
Total loans	$11,874,081	$11,598,114

(1)
Loans are summarized by business line which does not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Included in the above loans are net deferred loan origination (fees) costs totaling $(27.6) million and $(37.9) million at June 30, 2026 and December 31, 2025, respectively.

7. Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $140.5 million at June 30, 2026, compared to $138.0 million at December 31, 2025. The allowance for credit losses as a percentage of loans was 1.18% at June 30, 2026, compared to 1.19% at December 31, 2025.

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

The quantitative model as of June 30, 2026 incorporated a baseline economic outlook along with alternative upside and downside scenarios sourced from a reputable third-party to accommodate other potential economic conditions in the model. At June 30, 2026, the weightings were 60%, 5% and 35% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the northeast unemployment rate increases from 4.46% in the second quarter of 2026 to 4.65% by the end of the forecast period, with a peak northeast unemployment rate of 4.69% in the second quarter of 2027. National Gross Domestic Product (“GDP”) annualized growth (on a quarterly basis) is expected to start the third quarter of 2026 at approximately 1.95% and decrease to 1.93% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve keeping their policy rate in the current range of 3.50%-3.75% and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, northeast unemployment falls from 4.46% in the second quarter of 2026 to 3.85% in the third quarter of 2027 and eventually settles at 3.90% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.46% in the second quarter of 2026 to a peak of 7.81% in the third quarter of 2027. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2026. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools.

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

There were no loans purchased with credit deterioration during the three and six months ended June 30, 2026. There were $336.4 million of PCD loans acquired from Evans during the year ended December 31, 2025, which resulted in an allowance for credit losses at acquisition of $7.7 million. During six months ended June 30, 2026, the Company purchased $7.7 million of residential loans at a 4.5% premium with an $82 thousand allowance for credit losses recorded for these loans. During 2025, the Company purchased $21.3 million of residential loans at a 4.5% premium with a $234 thousand allowance for credit losses recorded for these loans.

The Company made a policy election to report AIR in the other assets line item on the consolidated balance sheets. AIR on loans totaled $42.0 million at June 30, 2026 and $42.5 million at December 31, 2025 and with no estimated allowance for credit losses related to AIR at June 30, 2026 and December 31, 2025 as it is excluded from amortized cost.

The following tables present the activity in the allowance for credit losses by our portfolio segments:

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of March 31, 2026	$63,096	$44,047	$31,457	$138,600
Charge-offs	(1,379)	(4,424)	(193)	(5,996)
Recoveries	107	1,478	175	1,760
Provision	2,738	2,706	692	6,136
Ending balance as of June 30, 2026	$64,562	$43,807	$32,131	$140,500
Balance as of March 31, 2025	$48,730	$41,696	$26,574	$117,000
Allowance for credit loss on PCD acquired loans	7,355	-	371	7,726
Charge-offs	(533)	(3,837)	(61)	(4,431)
Recoveries	409	1,566	95	2,070
Provision	10,060	1,444	6,331	17,835
Ending balance as of June 30, 2025	$66,021	$40,869	$33,310	$140,200

(In thousands)	Commercial Loans	Consumer Loans	Residential	Total
Balance as of December 31, 2025	$61,725	$42,583	$33,692	$138,000
Charge-offs	(3,865)	(8,782)	(205)	(12,852)
Recoveries	304	3,049	286	3,639
Provision	6,398	6,957	(1,642)	11,713
Ending balance as of June 30, 2026	$64,562	$43,807	$32,131	$140,500
Balance as of December 31, 2024	$45,453	$43,987	$26,560	$116,000
Allowance for credit loss on PCD acquired loans	7,355	-	371	7,726
Charge-offs	(2,755)	(9,713)	(118)	(12,586)
Recoveries	516	2,972	183	3,671
Provision	15,452	3,623	6,314	25,389
Ending balance as of June 30, 2025	$66,021	$40,869	$33,310	$140,200

The allowance for credit losses as of June 30, 2026 increased compared to December 31, 2025 and June 30, 2025 primarily due to providing for current year loan growth, change in scenario weightings and the establishment of specific reserves during the first quarter of 2026 for newly identified individually evaluated loans. These increases to the allowance for credit losses were partially offset by model adjustment, accelerated prepayment speeds and changes in loan composition and balances, including reductions driven by other consumer and residential solar portfolios that are in a planned run-off status. First quarter 2026 model adjustments lowered the allowance, as updates from the annual model review and recalibration process incorporated recent delinquency and loss experience which reflected improved default estimates across most portfolio segments.

Individually Evaluated Loans

The threshold for evaluating commercial loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. As of June 30, 2026, ten relationships were identified for individual credit loss evaluation with an amortized cost basis of $31.8 million, with $3.1 million of allowance for credit loss. As of June 30, 2026, there were $26.4 million of loans in nonaccrual status that were specifically evaluated for individual credit loss with no allowance for credit loss as the fair value of the underlying collateral supported the amortized cost. As of December 31, 2025, five relationships with an amortized cost basis of $12.2 million were identified for individual credit loss evaluation. These relationships were in nonaccrual status and with no allowance for credit loss as the fair value of the underlying collateral supported the amortized cost.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

(In thousands)	31–60 Days Past Due Accruing	61–90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of June 30, 2026
Commercial loans:
C&I	$1,549	$676	$-	$2,225	$10,051	$1,719,036	$1,731,312
CRE	26,266	12,398	-	38,664	30,508	4,642,122	4,711,294
Total commercial loans	$27,815	$13,074	$-	$40,889	$40,559	$6,361,158	$6,442,606
Consumer loans:
Auto	$12,082	$2,183	$590	$14,855	$2,677	$1,412,524	$1,430,056
Residential solar	3,525	1,763	934	6,222	55	686,900	693,177
Other consumer	801	465	205	1,471	117	75,096	76,684
Total consumer loans	$16,408	$4,411	$1,729	$22,548	$2,849	$2,174,520	$2,199,917
Residential	$8,392	$2,390	$681	$11,463	$19,490	$3,200,605	$3,231,558
Total loans	$52,615	$19,875	$2,410	$74,900	$62,898	$11,736,283	$11,874,081

(In thousands)	31–60 Days Past Due Accruing	61–90 Days Past Due Accruing	Greater Than 90 Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Recorded Total Loans
As of December 31, 2025
Commercial loans:
C&I	$761	$126	$103	$990	$1,947	$1,645,794	$1,648,731
CRE	1,802	5,112	2,117	9,031	17,987	4,592,983	4,620,001
Total commercial loans	$2,563	$5,238	$2,220	$10,021	$19,934	$6,238,777	$6,268,732
Consumer loans:
Auto	$12,884	$2,106	$965	$15,955	$2,940	$1,298,470	$1,317,365
Residential solar	4,846	1,396	1,241	7,483	90	729,397	736,970
Other consumer	1,200	467	339	2,006	63	80,824	82,893
Total consumer loans	$18,930	$3,969	$2,545	$25,444	$3,093	$2,108,691	$2,137,228
Residential	$5,203	$666	$2,366	$8,235	$21,565	$3,162,354	$3,192,154
Total loans	$26,696	$9,873	$7,131	$43,700	$44,592	$11,509,822	$11,598,114

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

The following tables illustrate the Company’s credit quality by loan class by vintage and includes gross charge-offs by loan class by vintage. Included in other consumer gross charge-offs for the six months ended June 30, 2026, the Company recorded $0.4 million in overdrawn deposit accounts reported as 2025 originations and $0.3 million in overdrawn deposit accounts reported as 2026 originations. Included in other consumer gross charge-offs for the year ended December 31, 2025, the Company recorded $0.3 million in overdrawn deposit accounts reported as 2024 originations and $0.8 million in overdrawn deposit accounts reported as 2025 originations.

(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2026
C&I
By internally assigned grade:
Pass	$169,129	$219,469	$177,007	$118,326	$107,129	$245,568	$576,276	$16,721	$1,629,625
Special Mention	190	2,081	6,168	1,866	905	3,337	6,436	-	20,983
Substandard	2,253	602	3,603	6,025	10,939	13,818	37,631	390	75,261
Doubtful	-	1,250	4,137	30	25	1	-	-	5,443
Total C&I	$171,572	$223,402	$190,915	$126,247	$118,998	$262,724	$620,343	$17,111	$1,731,312
Current-period gross charge-offs	$-	$(399)	$(84)	$(1,276)	$(48)	$(192)	$-	$-	$(1,999)
CRE
By internally assigned grade:
Pass	$302,180	$366,113	$453,376	$408,916	$619,133	$1,800,135	$353,987	$44,074	$4,347,914
Special mention	-	2,950	7,021	28,612	55,777	67,831	7,964	8,678	178,833
Substandard	299	4,647	26,980	24,091	25,557	90,661	12,069	243	184,547
Total CRE	$302,479	$373,710	$487,377	$461,619	$700,467	$1,958,627	$374,020	$52,995	$4,711,294
Current-period gross charge-offs	$-	$-	$-	$-	$(806)	$(1,060)	$-	$-	$(1,866)
Auto
By payment activity:
Performing	$406,028	$461,494	$293,880	$148,916	$91,504	$24,967	$-	$-	$1,426,789
Nonperforming	32	688	805	959	536	247	-	-	3,267
Total auto	$406,060	$462,182	$294,685	$149,875	$92,040	$25,214	$-	$-	$1,430,056
Current-period gross charge-offs	$(1)	$(542)	$(649)	$(582)	$(539)	$(199)	$-	$-	$(2,512)
Residential solar
By payment activity:
Performing	$904	$1,878	$2,091	$102,747	$346,409	$238,159	$-	$-	$692,188
Nonperforming	-	-	-	92	554	343	-	-	989
Total residential solar	$904	$1,878	$2,091	$102,839	$346,963	$238,502	$-	$-	$693,177
Current-period gross charge-offs	$-	$-	$-	$(381)	$(2,867)	$(1,312)	$-	$-	$(4,560)
Other consumer
By payment activity:
Performing	$12,794	$9,685	$5,054	$2,197	$2,481	$17,215	$26,911	$25	$76,362
Nonperforming	-	41	18	16	57	147	4	39	322
Total other consumer	$12,794	$9,726	$5,072	$2,213	$2,538	$17,362	$26,915	$64	$76,684
Current-period gross charge-offs	$(325)	$(379)	$(85)	$(51)	$(140)	$(730)	$-	$-	$(1,710)
Residential
By payment activity:
Performing	$148,655	$197,230	$232,276	$233,051	$392,812	$1,615,444	$377,831	$14,088	$3,211,387
Nonperforming	-	88	1,436	2,382	3,050	12,961	-	254	20,171
Total residential	$148,655	$197,318	$233,712	$235,433	$395,862	$1,628,405	$377,831	$14,342	$3,231,558
Current-period gross charge-offs	$-	$-	$(23)	$-	$-	$(182)	$-	$-	$(205)
Total loans	$1,042,464	$1,268,216	$1,213,852	$1,078,226	$1,656,868	$4,130,834	$1,399,109	$84,512	$11,874,081
Current-period gross charge-offs	$(326)	$(1,320)	$(841)	$(2,290)	$(4,400)	$(3,675)	$-	$-	$(12,852)

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2025
C&I
By internally assigned grade:
Pass	$264,031	$212,997	$147,722	$147,300	$127,598	$166,819	$475,710	$6,820	$1,548,997
Special mention	1,063	7,729	4,131	7,010	807	2,809	7,405	-	30,954
Substandard	722	3,150	5,122	7,322	11,744	2,208	37,794	611	68,673
Doubtful	-	-	58	33	16	-	-	-	107
Total C&I	$265,816	$223,876	$157,033	$161,665	$140,165	$171,836	$520,909	$7,431	$1,648,731
Current-period gross charge-offs	$-	$(497)	$(477)	$(63)	$(263)	$(1,218)	$-	$-	$(2,518)
CRE
By internally assigned grade:
Pass	$360,858	$483,504	$436,790	$627,582	$577,221	$1,362,602	$329,111	$49,483	$4,227,151
Special mention	5,509	7,351	22,545	50,020	15,226	62,542	7,053	-	170,246
Substandard	5,080	16,539	17,226	44,496	19,266	102,861	17,136	-	222,604
Total CRE	$371,447	$507,394	$476,561	$722,098	$611,713	$1,528,005	$353,300	$49,483	$4,620,001
Current-period gross charge-offs	$-	$-	$(178)	$-	$-	$(2,105)	$-	$-	$(2,283)
Auto
By payment activity:
Performing	$563,305	$371,367	$199,608	$132,355	$40,036	$6,789	$-	$-	$1,313,460
Nonperforming	547	1,185	982	738	375	78	-	-	3,905
Total auto	$563,852	$372,552	$200,590	$133,093	$40,411	$6,867	$-	$-	$1,317,365
Current-period gross charge-offs	$(263)	$(1,526)	$(1,320)	$(1,494)	$(609)	$(262)	$-	$-	$(5,474)
Residential solar
By payment activity:
Performing	$1,978	$2,200	$108,529	$365,629	$150,757	$106,546	$-	$-	$735,639
Nonperforming	-	-	58	761	384	128	-	-	1,331
Total Residential solar	$1,978	$2,200	$108,587	$366,390	$151,141	$106,674	$-	$-	$736,970
Current-period gross charge-offs	$-	$-	$(1,012)	$(5,153)	$(1,619)	$(844)	$-	$-	$(8,628)
Other consumer
By payment activity:
Performing	$16,080	$7,334	$3,257	$4,465	$11,689	$13,636	$25,995	$35	$82,491
Nonperforming	-	29	26	37	135	126	15	34	402
Total other consumer	$16,080	$7,363	$3,283	$4,502	$11,824	$13,762	$26,010	$69	$82,893
Current-period gross charge-offs	$(815)	$(404)	$(95)	$(941)	$(1,940)	$(1,195)	$-	$-	$(5,390)
Residential
By payment activity:
Performing	$192,323	$237,485	$244,007	$404,751	$473,304	$1,242,708	$346,079	$27,566	$3,168,223
Nonperforming	-	1,629	2,419	3,126	3,238	13,278	76	165	23,931
Total residential	$192,323	$239,114	$246,426	$407,877	$476,542	$1,255,986	$346,155	$27,731	$3,192,154
Current-period gross charge-offs	$-	$(16)	$(272)	$(574)	$-	$(54)	$-	$-	$(916)
Total loans	$1,411,496	$1,352,499	$1,192,480	$1,795,625	$1,431,796	$3,083,130	$1,246,374	$84,714	$11,598,114
Current-period gross charge-offs	$(1,078)	$(2,443)	$(3,354)	$(8,225)	$(4,431)	$(5,678)	$-	$-	$(25,209)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on unfunded commitments totaled $5.5 million as of June 30, 2026, compared to $5.8 million as of December 31, 2025. There was no reserve for unfunded loan commitments for the three months ended June 30, 2026, compared to $1.7 million for the three months ended June 30, 2025. The reserve for unfunded loan commitments was $(0.3) million for the six months ended June 30, 2026, compared to $1.8 million for the six months ended June 30, 2025. The reserve for unfunded loan commitments was recorded within other noninterest expense in the unaudited interim consolidated statements of income. Included in the reserve for unfunded loan commitments for the three and six months ended June 30, 2025, was $0.5 million of acquisition-related provision for unfunded loan commitments due to the Evans acquisition.

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

The following tables show the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended June 30, 2026
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables
Consumer loans:
Auto	$9	0.001%
Total consumer loans	$9
Residential	$593	0.018%
Total	$602

	Three Months Ended June 30, 2025
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$117	0.004%	$28	0.001%
Total	$117		$28

	Six Months Ended June 30, 2026
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables
Consumer loans:
Auto	$9	0.001%
Total consumer loans	$9
Residential	$1,237	0.038%
Total	$1,246

	Six Months Ended June 30, 2025
	Term Extension		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivables	Amortized Cost	% of Total Class of Financing Receivables
Residential	$894	0.028%	$28	0.001%
Total	$894		$28

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulties:

Three Months Ended June 30, 2026
Loan Type	Term Extension
Auto	Added a weighted-average 1.8 years to the life of loans, which reduced monthly payment amounts for the borrowers
Residential	Added a weighted-average 8.0 years to the life of loans, which reduced monthly payment amounts for the borrowers

Three Months Ended June 30, 2025
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 9.8 years to the life of loans, which reduced monthly payment amounts for the borrowers	Reduced interest by weighted average of 0.62%, which reduced the monthly payment amount for the borrowers

Six Months Ended June 30, 2026
Loan Type	Term Extension
Auto	Added a weighted-average 1.8 years to the life of loans, which reduced monthly payment amounts for the borrowers
Residential	Added a weighted-average 5.4 years to the life of loans, which reduced monthly payment amounts for the borrowers

Six Months Ended June 30, 2025
Loan Type	Term Extension	Interest Rate Reduction
Residential	Added a weighted-average 7.5 years to the life of loans, which reduced monthly payment amounts for the borrowers	Reduced interest by weighted average of 0.62%, which reduced the monthly payment amount for the borrowers

There were no financing receivables that had a payment default during the three and six months ended June 30, 2026 that were modified to borrowers experiencing financial difficulty in the twelve months prior to the default. During the three and six months ended June 30, 2025, there were $11 thousand and $69 thousand, respectively, of residential financing receivables with term extension modifications that had payment defaults during the period, that were modified to borrowers experiencing financial difficulty in the twelve months prior to the default.

The following tables depict the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of June 30, 2026
Consumer loans:
Auto	$-	$-	$9	$-
Total consumer loans	$-	$-	$9	$-
Residential	$1,839	$-	$-	$-
Total	$1,839	$-	$9	$-

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due
As of June 30, 2025
Residential	$1,692	$11	$58	$-
Total	$1,692	$11	$58	$-

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

Information related to short-term borrowings is summarized as follows:

(In thousands)	June 30, 2026	December 31, 2025
Federal funds purchased	$40,000	$-
Securities sold under repurchase agreements	119,438	148,069
Other short-term borrowings	157,000	-
Total short-term borrowings	$316,438	$148,069

See Note 5 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

Subordinated Debt

The subordinated notes assumed in connection with the Salisbury Bancorp, Inc. acquisition included $25.0 million of 3.50% fixed-to-floating rate subordinated notes due 2031. The subordinated notes, which qualified as Tier 2 capital, had a maturity date of March 31, 2031 and bore interest at an annual rate of 3.50%, payable quarterly in arrears commencing on June 30, 2021, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 2.80%, payable quarterly in arrears commencing on June 30, 2026. The subordinated notes were redeemable, without penalty, on or after March 31, 2026. On June 30, 2026, the Company redeemed these subordinated notes in full using existing liquidity sources.

The following table summarizes the Company’s subordinated debt:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Subordinated notes issued March 2021 and acquired August 2023 - fixed interest rate of 3.50% through June 2026 and a variable interest rate equivalent to three-month SOFR plus 2.80% thereafter, maturing March 31, 2031	$-	$25,000
Unamortized debt issuance costs and unamortized fair value discount	-	(491)
Total subordinated debt, net	$-	$24,509

9. Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at June 30, 2026. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the Pension Benefits and Other Benefits plans during the three and six months ended June 30, 2026 and 2025.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Components of net periodic (benefit) cost:
Service cost	$671	$676	$-	$1
Interest cost	1,164	1,137	58	59
Expected return on plan assets	(2,312)	(2,091)	-	-
Net amortization	32	308	-	(1)
Total net periodic (benefit) cost	$(445)	$30	$58	$59

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Components of net periodic (benefit) cost:
Service cost	$1,343	$1,369	$1	$2
Interest cost	2,329	2,206	116	118
Expected return on plan assets	(4,625)	(4,136)	-	-
Net amortization	65	633	(1)	(2)
Total net periodic (benefit) cost	$(888)	$72	$116	$118

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended
	June 30,
(In thousands)	2026	2025
Basic EPS:
Weighted average common shares outstanding	51,981	50,575
Net income available to common stockholders	$53,030	$22,510
Basic EPS	$1.02	$0.45
Diluted EPS:
Weighted average common shares outstanding	51,981	50,575
Dilutive effect of common stock options and restricted stock	258	212
Weighted average common shares and common share equivalents	52,239	50,787
Net income available to common stockholders	$53,030	$22,510
Diluted EPS	$1.02	$0.44

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Basic EPS:
Weighted average common shares outstanding	52,052	48,919
Net income available to common stockholders	$104,172	$59,255
Basic EPS	$2.00	$1.21
Diluted EPS:
Weighted average common shares outstanding	52,052	48,919
Dilutive effect of common stock options and restricted stock	238	224
Weighted average common shares and common share equivalents	52,290	49,143
Net income available to common stockholders	$104,172	$59,255
Diluted EPS	$1.99	$1.21

There were twenty-three thousand shares of anti-dilutive restricted stock outstanding for the three months ended June 30, 2025 that were not considered in the calculation of diluted EPS. There were no shares of anti-dilutive restricted stock outstanding for the three and six months ended June 30, 2026 and the six months ended June 30, 2025.

11. Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

Detail About AOCI Components	Amount Reclassified from AOCI		Affected line item in the Consolidated Statement of Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	June 30, 2026	June 30, 2025
AFS securities:
Amortization of unrealized gains related to securities transfer	$55	$70	Interest income
Tax effect	$(13)	$(17)	Income tax (benefit)
Net of tax	$42	$53
Pension and other benefits:
Amortization of net losses	$29	$305	Other noninterest expense
Amortization of prior service costs	3	2	Other noninterest expense
Tax effect	$(8)	$(77)	Income tax (benefit)
Net of tax	$24	$230
Total reclassifications, net of tax	$66	$283

Detail About AOCI Components	Amount Reclassified from AOCI		Affected line item in the Consolidated Statement of Comprehensive Income (Loss)
	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025
AFS securities:
Amortization of unrealized gains related to securities transfer	$113	$145	Interest income
Tax effect	$(28)	$(36)	Income tax (benefit)
Net of tax	$85	$109
Pension and other benefits:
Amortization of net losses	$58	$626	Other noninterest expense
Amortization of prior service costs	6	5	Other noninterest expense
Tax effect	$(16)	$(158)	Income tax (benefit)
Net of tax	$48	$473
Total reclassifications, net of tax	$133	$582

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

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated as hedging instruments. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated as hedging instruments. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheets at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statements of income.

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

As of June 30, 2026 and December 31, 2025, the Company had twenty-four and twenty-two risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

		Balance			Balance
	Notional	Sheet	Fair	Notional	Sheet	Fair
(In thousands)	Amount	Location	Value	Amount	Location	Value
As of June 30, 2026
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,279,476	Other assets	$72,126	$1,279,476	Other liabilities	$72,037
Risk participation agreements	96,259	Other assets	44	37,673	Other liabilities	16
Total derivatives not designated as hedging instruments			$72,170			$72,053
Netting adjustments(1)			17,471			-
Net derivatives in the balance sheet			$54,699			$72,053
Derivatives not offset on the balance sheet			$1,957			$1,957
Cash collateral(2)			-			-
Net derivative amounts			$52,742			$70,096
As of December 31, 2025
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,332,295	Other assets	$68,061	$1,332,295	Other liabilities	$68,050
Risk participation agreements	97,319	Other assets	53	15,791	Other liabilities	16
Total derivatives not designated as hedging instruments			$68,114			$68,066
Netting adjustments(1)			16,010			-
Net derivatives in the balance sheet			$52,104			$68,066
Derivatives not offset on the balance sheet			$5,722			$5,722
Cash collateral(2)			-			-
Net derivative amounts			$46,382			$62,344

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

The following table indicates the gain or loss recognized in income on derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
(Decrease) increase in other income	$(3)	$(4)	$31	$17

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	June 30, 2026
Assets:
AFS securities:
U.S. treasury	$101,758	$-	$-	$101,758
Federal agency	-	231,129	-	231,129
State & municipal	-	81,122	-	81,122
Mortgage-backed	-	734,835	-	734,835
Collateralized mortgage obligations	-	835,648	-	835,648
Corporate	-	21,714	-	21,714
Total AFS securities	$101,758	$1,904,448	$-	$2,006,206
Equity securities	49,732	1,000	-	50,732
Derivatives	-	54,699	-	54,699
Total	$151,490	$1,960,147	$-	$2,111,637
Liabilities:
Derivatives	$-	$72,053	$-	$72,053
Total	$-	$72,053	$-	$72,053

(In thousands)	Level 1	Level 2	Level 3	December 31, 2025
Assets:
AFS securities:
U.S. treasury	$76,822	$-	$-	$76,822
Federal agency	-	231,276	-	231,276
State & municipal	-	86,727	-	86,727
Mortgage-backed	-	591,562	-	591,562
Collateralized mortgage obligations	-	855,486	-	855,486
Corporate	-	20,965	-	20,965
Total AFS securities	$76,822	$1,786,016	$-	$1,862,838
Equity securities	47,760	1,000	-	48,760
Derivatives	-	52,104	-	52,104
Total	$124,582	$1,839,120	$-	$1,963,702
Liabilities:
Derivatives	$-	$68,066	$-	$68,066
Total	$-	$68,066	$-	$68,066

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. As of June 30, 2026, the Company had collateral dependent individually evaluated loans with a carrying value of $31.8 million which were classified within Level 3 of the fair value hierarchy. Included in this amount were loans with fair value of $17.8 million where the amortized cost was adjusted to fair value. As of December 31, 2025, the Company had collateral dependent individually evaluated loans with a carrying value of $12.2 million which were classified within Level 3 of the fair value hierarchy. These loans with fair value of $12.2 million had their amortized cost adjusted to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		June 30, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial assets:
HTM securities	2	$755,086	$692,689	$762,756	$702,577
Net loans	3	11,733,581	11,528,110	11,461,222	11,337,753
Financial liabilities:
Time deposits	2	$1,328,884	$1,315,245	$1,492,445	$1,484,165
Long-term debt	2	43,043	42,965	43,176	43,395
Subordinated debt	1	-	-	24,509	24,016
Junior subordinated debt	2	111,714	97,775	111,668	98,841

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

 14. Commitments and Contingencies

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $3.59 billion at June 30, 2026 and $3.40 billion at December 31, 2025.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $63.5 million at June 30, 2026 and $58.5 million at December 31, 2025. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s standby letters of credit was not significant.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	Three Months Ended June 30, 2026
(In thousands)	Banking	Retirement Plan Administration	All Other(1)	Consolidated
Net interest income	$136,944	$19	$-	$136,963
Provision for loan losses	6,136	-	-	6,136
Net interest income after provision for loan losses	$130,808	$19	$-	$130,827
Noninterest income
Service charges on deposit accounts	$5,194	$-	$-	$5,194
Card services income	6,613	-	-	6,613
Retirement plan administration fees	-	17,347	(419)	16,928
Wealth management	10,345	600	3	10,948
Insurance services	-	-	4,177	4,177
Bank owned life insurance income	2,505	-	-	2,505
Net securities gains	175	-	-	175
Other	4,643	155	(1,611)	3,187
Total noninterest income	$29,475	$18,102	$2,150	$49,727
Noninterest expense
Salaries and employee benefits	$56,941	$9,240	$2,823	$69,004
Technology and data services	11,411	270	169	11,850
Occupancy	9,183	224	68	9,475
Professional fees and outside services	5,380	687	(405)	5,662
Office supplies and postage	1,961	78	21	2,060
FDIC assessment	1,984	-	-	1,984
Marketing	972	(41)	6	937
Amortization of intangible assets	2,729	408	54	3,191
Loan collection and other real estate owned, net	544	-	-	544
Acquisition expenses	-	-	-	-
Other	8,078	280	(1,627)	6,731
Total noninterest expense	$99,183	$11,146	$1,109	$111,438
Income before income tax expense	$61,100	$6,975	$1,041	$69,116
Income tax expense	14,604	1,482	-	16,086
Net income	$46,496	$5,493	$1,041	$53,030
Goodwill	$414,865	$23,877	$14,536	$453,278
Intangible assets, net	45,465	4,711	941	51,117
Total assets	18,192,349	47,189	(2,024,581)	16,214,957

(1)
Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Three Months Ended June 30, 2025
		Retirement
		Plan
(In thousands)	Banking	Administration	All Other(1)	Consolidated
Net interest income	$124,202	$18	$-	$124,220
Provision for loan losses	17,835	-	-	17,835
Net interest income after provision for loan losses	$106,367	$18	$-	$106,385
Noninterest income
Service charges on deposit accounts	$4,578	$-	$-	$4,578
Card services income	6,077	-	-	6,077
Retirement plan administration fees	-	16,081	(371)	15,710
Wealth management	10,153	517	8	10,678
Insurance services	1	-	4,096	4,097
Bank owned life insurance income	2,180	-	-	2,180
Net securities gains	112	-	-	112
Other	5,018	145	(1,663)	3,500
Total noninterest income	$28,119	$16,743	$2,070	$46,932
Noninterest expense
Salaries and employee benefits	$52,659	$8,700	$2,796	$64,155
Technology and data services	10,341	303	160	10,804
Occupancy	8,687	284	67	9,038
Professional fees and outside services	4,851	521	(351)	5,021
Office supplies and postage	1,783	73	15	1,871
FDIC assessment	1,820	-	-	1,820
Marketing	952	21	1	974
Amortization of intangible assets	2,500	485	57	3,042
Loan collection and other real estate owned, net	489	-	-	489
Acquisition expenses	17,180	-	-	17,180
Other	9,684	274	(1,742)	8,216
Total noninterest expense	$110,946	$10,661	$1,003	$122,610
Income before income tax expense	$23,540	$6,100	$1,067	$30,707
Income tax expense	6,917	1,280	-	8,197
Net income	$16,623	$4,820	$1,067	$22,510
Goodwill	$415,659	$23,877	$14,536	$454,072
Intangible assets, net	56,785	6,504	1,158	64,447
Total assets	18,013,397	48,642	(2,047,258)	16,014,781

(1)
Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Six Months Ended June 30, 2026
		Retirement
		Plan
(In thousands)	Banking	Administration	All Other (1)	Consolidated
Net interest income	$271,275	$36	$-	$271,311
Provision for loan losses	11,713	-	-	11,713
Net interest income after provision for loan losses	$259,562	$36	$-	$259,598
Noninterest income
Service charges on deposit accounts	$10,462	$-	$-	$10,462
Card services income	12,641	-	-	12,641
Retirement plan administration fees	-	34,319	(825)	33,494
Wealth management	20,880	1,196	6	22,082
Insurance services	-	-	8,659	8,659
Bank owned life insurance income	5,164	-	-	5,164
Net securities gains	617	-	-	617
Other	11,105	306	(4,667)	6,744
Total noninterest income	$60,869	$35,821	$3,173	$99,863
Noninterest expense
Salaries and employee benefits	$113,800	$18,131	$5,832	$137,763
Technology and data services	22,526	488	346	23,360
Occupancy	19,878	469	138	20,485
Professional fees and outside services	10,648	1,349	(781)	11,216
Office supplies and postage	4,002	182	43	4,227
FDIC assessment	3,994	-	-	3,994
Marketing	1,864	(18)	9	1,855
Amortization of intangible assets	5,574	857	108	6,539
Loan collection and other real estate owned, net	1,154	-	-	1,154
Acquisition expenses	-	-	-	-
Other	16,985	581	(4,489)	13,077
Total noninterest expense	$200,425	$22,039	$1,206	$223,670
Income before income tax expense	$120,006	$13,818	$1,967	$135,791
Income tax expense	28,623	2,996	-	31,619
Net income	$91,383	$10,822	$1,967	$104,172
Goodwill	$414,865	$23,877	$14,536	$453,278
Intangible assets, net	45,465	4,711	941	51,117
Total assets	18,192,349	47,189	(2,024,581)	16,214,957

(1)
Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Six Months Ended June 30, 2025
		Retirement
		Plan
(In thousands)	Banking	Administration	All Other(1)	Consolidated
Net interest income	$231,407	$36	$-	$231,443
Provision for loan losses	25,389	-	-	25,389
Net interest income after provision for loan losses	$206,018	$36	$-	$206,054
Noninterest income
Service charges on deposit accounts	$8,821	$-	$-	$8,821
Card services income	11,394	-	-	11,394
Retirement plan administration fees	-	32,337	(769)	31,568
Wealth management	20,490	1,115	19	21,624
Insurance services	1	-	8,857	8,858
Bank owned life insurance income	5,577	-	-	5,577
Net securities gains	8	-	-	8
Other	10,631	300	(4,397)	6,534
Total noninterest income	$56,922	$33,752	$3,710	$94,384
Noninterest expense
Salaries and employee benefits	$102,207	$17,154	$5,488	$124,849
Technology and data services	20,142	573	327	21,042
Occupancy	17,379	552	134	18,065
Professional fees and outside services	9,666	1,025	(718)	9,973
Office supplies and postage	3,664	120	29	3,813
FDIC assessment	3,514	-	-	3,514
Marketing	2,070	40	2	2,112
Amortization of intangible assets	4,008	1,029	116	5,153
Loan collection and other real estate owned, net	1,148	-	-	1,148
Acquisition expenses	18,401	-	-	18,401
Other	18,224	508	(4,292)	14,440
Total noninterest expense	$200,423	$21,001	$1,086	$222,510
Income before income tax expense	$62,517	$12,787	$2,624	$77,928
Income tax expense	15,968	2,705	-	18,673
Net income	$46,549	$10,082	$2,624	$59,255
Goodwill	$415,659	$23,877	$14,536	$454,072
Intangible assets, net	56,785	6,504	1,158	64,447
Total assets	18,013,397	48,642	(2,047,258)	16,014,781

(1)
Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

NBT BANCORP INC. AND SUBSIDIARIES

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). When references to “NBT,” “we,” “our,” “us,” and “the Company” are made in this report, we mean NBT Bancorp Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, NBT Bancorp Inc. When we refer to the “Bank” in this report, we mean our only bank subsidiary, NBT Bank, National Association, and its subsidiaries. This discussion will focus on results of operations and financial condition, including capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025 for an understanding of the following discussion and analysis. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results of the full year ending December 31, 2026 or any future period.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. At June 30, 2026, the weightings were 60%, 5% and 35% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the northeast unemployment rate increases from 4.46% in the second quarter of 2026 to 4.65% by the end of the forecast period, with a peak northeast unemployment rate of 4.69% in the second quarter of 2027. National GDP annualized growth (on a quarterly basis) is expected to start the third quarter of 2026 at approximately 1.95% and decrease to 1.93% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve keeping their policy rate in the current range of 3.50%-3.75% and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, northeast unemployment falls from 4.46% in the second quarter of 2026 to 3.85% in the third quarter of 2027 and eventually settles at 3.90% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.46% in the second quarter of 2026 to a peak of 7.81% in the third quarter of 2027. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2026. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools.

To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of June 30, 2026, the Company changed the scenario weightings, with a 10% increase to the downside scenario and a 10% decrease to the baseline scenario causing a 3.6% increase in the overall estimated allowance for credit losses. If instead the upside scenario was increased 10% and the baseline scenario was decreased 10%, the overall estimated allowance for credit losses decreased 0.8%. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of June 30, 2026, the Company increased the downside scenario to 100% which resulted in a 23.8% increase in the overall estimated allowance for credit losses.

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

Net income for the three months ended June 30, 2026 was $53.0 million, up $1.9 million from the first quarter of 2026 and up $30.5 million from the second quarter of 2025. Diluted earnings per share were $1.02 for the three months ended June 30, 2026, up $0.04 from the first quarter of 2026 and up $0.58 from the second quarter of 2025. Net income for the six months ended June 30, 2026 was $104.2 million, or $1.99 per diluted common share, up $44.9 million from $59.3 million, or $1.21 per diluted common share for the six months ended June 30, 2025.

Operating net income(1), a non-GAAP measure, was $52.9 million, or $1.01 per diluted common share, for the three months ended June 30, 2026, compared to $0.97 per diluted common share for the first quarter of 2026 and $0.88 per diluted common share for the second quarter of 2025. Operating net income(1) for the six months ended June 30, 2026 was $103.7 million, or $1.98 per diluted common share, up $20.3 million from $83.4 million, or $1.70 per diluted common share for the six months ended June 30, 2025.

The following information should be considered in connection with the Company’s results for the three and six months ended June 30, 2026:

●
Net interest income for the three months ended June 30, 2026 was $137.0 million, up $2.6 million, or 1.9%, from the first quarter of 2026 and up $12.7 million, or 10.3%, from the second quarter of 2025. Net interest income for the six months ended June 30, 2026 was $271.3 million, up $39.9 million, or 17.2%, from the same period in 2025.
●
FTE NIM(1), a non-GAAP measure, was 3.73% for the three months ended June 30, 2026, an increase of 1 bp from the previous quarter and an increase of 14 bps from the second quarter of 2025. FTE NIM was 3.73% for the six months ended June 30, 2026, an increase of 21 bps from the same period in 2025.
●
The Company recorded a provision for loan losses of $6.1 million for the three months ended June 30, 2026, compared to $5.6 million in the first quarter of 2026 and $17.8 million in the second quarter of 2025. Provision for loan losses was $11.7 million for the six months ended June 30, 2026, down $13.7 million from the same period in 2025. Included in the provision expense for the three and six months ended June 30, 2025 was $13.0 million of acquisition-related provision for loan losses.
●
Excluding securities gains, noninterest income represented 27% of total revenues and was $49.6 million for the three months ended June 30, 2026, consistent with the first quarter of 2026 and up $2.7 million, or 5.8%, from the second quarter of 2025. Excluding securities gains, noninterest income was $99.2 million for the six months ended June 30, 2026 up $4.9 million from the same period in 2025.
●
Noninterest expense, excluding acquisition expenses, was down $0.8 million, or 0.7%, from the first quarter of 2026 and was up $6.0 million, or 5.7%, from the second quarter of 2025. Noninterest expense, excluding acquisition expenses, was $223.7 million for the six months ended June 30, 2026, up $19.6 million from the same period in 2025.
●
Period end total loans were $11.87 billion, up $276.0 million, or 2.4%, from December 31, 2025.
●
Credit quality metrics including net charge-offs to average loans were 0.16%, annualized, and allowance for loan losses to total loans was 1.18%.
●
Period end total deposits were $13.54 billion, up $38.1 million from December 31, 2025. The loan to deposit ratio was 87.7% as of June 30, 2026 and 85.9% as of December 31, 2025.
●
On June 30, 2026, the Company redeemed $25 million of subordinated debt that had a fixed rate of 3.50% using existing liquidity sources. The $25 million of subordinated debt converted to a floating rate at 6.50% in the second quarter of 2026.
●
The acquisition of Evans through the merger of Evans with and into the Company was completed on May 2, 2025. The Company incurred acquisition expenses of $17.2 million and $18.4 million for the three and six months ended June 30, 2025, respectively, related to the merger with Evans in 2025.

(1)
Non-GAAP measure - Refer to non-GAAP reconciliation below.

Results of Operations

The following table sets forth certain financial highlights:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Performance:
Diluted earnings per share	$1.02	$0.98	$0.44	$1.99	$1.21
Return on average assets (2)	1.32%	1.30%	0.59%	1.31%	0.82%
Return on average equity (2)	11.04%	10.89%	5.27%	10.96%	7.35%
Return on average tangible common equity (1)(2)	15.65%	15.59%	8.01%	15.62%	10.69%
Net interest margin, (FTE) (1)(2)	3.73%	3.72%	3.59%	3.73%	3.52%
Capital:
Equity to assets	11.99%	11.81%	11.27%	11.99%	11.27%
Tangible equity ratio (1)	9.16%	8.96%	8.30%	9.16%	8.30%
Book value per share	$37.42	$36.81	$34.46	$37.42	$34.46
Tangible book value per share (1)	$27.71	$27.05	$24.57	$27.71	$24.57
Leverage ratio	9.85%	9.70%	9.55%	9.85%	9.55%
Common equity tier 1 capital ratio	12.24%	12.34%	11.37%	12.24%	11.37%
Tier 1 capital ratio	12.24%	12.34%	11.37%	12.24%	11.37%
Total risk-based capital ratio	14.18%	14.52%	14.48%	14.18%	14.48%

(1)
Non-GAAP measure - Refer to non-GAAP reconciliation below.
(2)
Annualized.

The following table provides non-GAAP reconciliations:

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Return on average tangible common equity:
Net income	$53,030	$51,142	$22,510	$104,172	$59,255
Amortization of intangible assets (net of tax)	2,393	2,511	2,282	4,904	3,865
Net income, excluding intangible amortization	$55,423	$53,653	$24,792	$109,076	$63,120
Average stockholders’ equity	$1,927,088	$1,905,022	$1,712,508	$1,916,116	$1,626,132
Less: average goodwill and other intangibles	506,308	509,643	471,159	507,966	434,897
Average tangible common equity	$1,420,780	$1,395,379	$1,241,349	$1,408,150	$1,191,235
Return on average tangible common equity(2)	15.65%	15.59%	8.01%	15.62%	10.69%
Tangible equity ratio:
Stockholders’ equity	$1,943,919	$1,914,397	$1,805,166	$1,943,919	$1,805,166
Intangibles	504,395	507,586	518,519	504,395	518,519
Assets	$16,214,957	$16,204,406	$16,014,781	$16,214,957	$16,014,781
Tangible equity ratio	9.16%	8.96%	8.30%	9.16%	8.30%
Tangible book value per share:
Stockholders’ equity	$1,943,919	$1,914,397	$1,805,166	$1,943,919	$1,805,166
Intangibles	504,395	507,586	518,519	504,395	518,519
Tangible equity	$1,439,524	$1,406,811	$1,286,647	$1,439,524	$1,286,647
Diluted common shares outstanding	51,955	52,010	52,377	51,955	52,377
Tangible book value per share	$27.71	$27.05	$24.57	$27.71	$24.57
Operating net income:
Net income	$53,030	$51,142	$22,510	$104,172	$59,255
Acquisition expenses	-	-	17,180	-	18,401
Acquisition-related provision for credit losses	-	-	13,022	-	13,022
Acquisition-related reserve for unfunded loan commitments	-	-	532	-	532
Securities (gains)	(175)	(442)	(112)	(617)	(8)
Adjustments to net income	$(175)	$(442)	$30,622	$(617)	$31,947
Adjustments to net income (net of tax)	$(134)	$(338)	$22,413	$(472)	$24,120
Operating net income	$52,896	$50,804	$44,923	$103,700	$83,375
Operating diluted earnings per share	$1.01	$0.97	$0.88	$1.98	$1.70
FTE adjustment:
Net interest income	$136,963	$134,348	$124,220	$271,311	$231,443
FTE adjustment	614	578	655	1,192	1,291
Net interest income (FTE)	$137,577	$134,926	$124,875	$272,503	$232,734
Average earnings assets	$14,804,621	$14,694,823	$13,958,413	$14,750,025	$13,333,248
Net interest margin (FTE)(2)	3.73%	3.72%	3.59%	3.73%	3.52%

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

Net interest income was $137.0 million for the second quarter of 2026, up $2.6 million, or 1.9%, from the previous quarter. The FTE NIM was 3.73% for the three months ended June 30, 2026, an increase of 1 bp from the previous quarter. Interest income increased $3.1 million, or 1.7%, as average interest-earning assets of $14.80 billion increased $109.8 million from the prior quarter, while the yield on average interest-earning assets decreased 1 bp from the prior quarter to 5.05%. The increase in interest income was primarily due to one additional day in the second quarter of 2026 and organic growth in interest-earning assets. Interest expense increased $0.5 million, or 1.0%, as the cost of interest-bearing liabilities decreased 1 bp to 1.94% for the three months ended June 30, 2026 as compared to the prior quarter, primarily due to a 3 bps decrease in interest-bearing deposit costs. Included in net interest income was $5.7 million of acquisition-related net accretion for the three months ended June 30, 2026, compared to $6.7 million of acquisition-related net accretion for the three months ended March 31, 2026.

Net interest income was $137.0 million for the second quarter of 2026, up $12.7 million, or 10.3%, from the second quarter of 2025. The FTE NIM was 3.73% for the three months ended June 30, 2026, an increase of 14 bps from the second quarter of 2025. Interest income increased $8.2 million, or 4.6%, as average interest-earning assets increased $846.2 million, or 6.1%, from the second quarter of 2025, primarily due to the addition of $1.95 billion in interest-earning assets in May 2025 from the Evans acquisition and organic earning asset growth. The yield on average interest-earning assets decreased 7 bps from the same period in 2025 to 5.05%, primarily due to the Federal Reserve interest rates cuts in 2025. Interest expense decreased $4.6 million, or 8.5%, primarily due to the decrease in the cost of interest-bearing liabilities and the redemption of $118 million of subordinated debt in the third quarter of 2025. Included in net interest income was $5.7 million of acquisition-related net accretion for the three months ended June 30, 2026, compared to $5.0 million of acquisition-related net accretion for the three months ended June 30, 2025.

Net interest income for the six months ended June 30, 2026 was $271.3 million, up $39.9 million, or 17.2%, from the same period in 2025. The FTE NIM was 3.73% for the six months ended June 30, 2026, an increase of 21 bps from the same period in 2025. Interest income increased $36.4 million, or 11.0%, as the yield on average interest-earning assets increased 1 bp from the same period in 2025 to 5.05%. Average interest-earning assets of $14.75 billion increased $1.42 billion primarily due to the addition of $1.95 billion in interest-earning assets in May 2025 from the Evans acquisition and organic earning asset growth. Interest expense decreased $3.4 million, or 3.4%, for the six months ended June 30, 2026 as compared to the same period in 2025 driven by interest-bearing deposit costs decreasing 25 bps and lower average balances of subordinated debt. The decrease in interest expense was partially offset by the addition of $1.62 billion in interest-bearing liabilities in May 2025 from the Evans acquisition and organic growth. Included in net interest income was $12.4 million of acquisition-related net accretion for the six months ended June 30, 2026, compared to $7.2 million of acquisition-related net accretion for the six months ended June 30, 2025.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	June 30, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$248,882	$2,155	3.47%	$146,640	$1,686	4.61%
Securities taxable(1)	2,633,502	17,713	2.70%	2,486,349	14,890	2.40%
Securities tax-exempt(1) (3)	209,441	1,877	3.59%	221,328	2,012	3.65%
FRB and FHLB stock	45,925	646	5.64%	39,176	500	5.12%
Loans(2) (3)	11,666,871	163,984	5.64%	11,064,920	159,144	5.77%
Total interest-earning assets	$14,804,621	$186,375	5.05%	$13,958,413	$178,232	5.12%
Other assets	1,300,564			1,242,690
Total assets	$16,105,185			$15,201,103
Liabilities and stockholders’ equity:
Money market deposits	$4,273,336	$28,115	2.64%	$3,808,024	$28,521	3.00%
Interest-bearing checking deposits	2,118,007	5,372	1.02%	1,902,392	4,642	0.98%
Savings deposits	2,015,461	2,353	0.47%	1,852,027	1,618	0.35%
Time deposits	1,351,024	9,039	2.68%	1,600,908	13,438	3.37%
Total interest-bearing deposits	$9,757,828	$44,879	1.84%	$9,163,351	$48,219	2.11%
Federal funds purchased	15,330	143	3.74%	14,231	160	4.51%
Repurchase agreements	112,557	716	2.55%	89,957	565	2.52%
Short-term borrowings	31,291	306	3.92%	27,845	321	4.62%
Long-term debt	43,072	445	4.14%	30,705	296	3.87%
Subordinated debt, net	24,259	611	10.10%	134,684	2,001	5.96%
Junior subordinated debt	111,702	1,698	6.10%	107,948	1,795	6.67%
Total interest-bearing liabilities	$10,096,039	$48,798	1.94%	$9,568,721	$53,357	2.24%
Demand deposits	3,814,717			3,634,517
Other liabilities	267,341			285,357
Stockholders’ equity	1,927,088			1,712,508
Total liabilities and stockholders’ equity	$16,105,185			$15,201,103
Net interest income (FTE)		$137,577			$124,875
Interest rate spread			3.11%			2.88%
Net interest margin (FTE)			3.73%			3.59%
Taxable equivalent adjustment		$614			$655
Net interest income		$136,963			$124,220

(1)
Securities are shown at average amortized cost.
(2)
For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)
Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

Six Months Ended	June 30, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
Assets:
Short-term interest-bearing accounts	$302,346	$5,282	3.52%	$105,150	$2,389	4.58%
Securities taxable(1)	2,590,908	34,186	2.66%	2,444,791	28,520	2.35%
Securities tax-exempt(1) (3)	200,982	3,598	3.61%	220,772	3,968	3.62%
FRB and FHLB stock	45,260	1,231	5.48%	36,338	973	5.40%
Loans(2) (3)	11,610,529	325,302	5.65%	10,526,197	297,422	5.70%
Total interest-earning assets	$14,750,025	$369,599	5.05%	$13,333,248	$333,272	5.04%
Other assets	1,307,859			1,165,806
Total assets	$16,057,884			$14,499,054
Liabilities and stockholders’ equity:
Money market deposits	$4,230,993	$55,340	2.64%	$3,653,148	$54,719	3.02%
Interest-bearing checking deposits	2,117,645	10,824	1.03%	1,792,937	8,135	0.91%
Savings deposits	1,984,451	4,358	0.44%	1,712,624	1,806	0.21%
Time deposits	1,402,795	19,192	2.76%	1,526,292	26,147	3.45%
Total interest-bearing deposits	$9,735,884	$89,714	1.86%	$8,685,001	$90,807	2.11%
Federal funds purchased	7,707	143	3.74%	8,287	185	4.50%
Repurchase agreements	119,253	1,539	2.60%	98,678	1,327	2.71%
Short-term borrowings	15,732	305	3.91%	17,498	400	4.61%
Long-term debt	43,105	886	4.14%	29,198	562	3.88%
Subordinated debt, net	24,456	1,121	9.24%	128,044	3,823	6.02%
Junior subordinated debt	111,691	3,388	6.12%	104,590	3,434	6.62%
Total interest-bearing liabilities	$10,057,828	$97,096	1.95%	$9,071,296	$100,538	2.23%
Demand deposits	3,813,319			3,510,487
Other liabilities	270,621			291,139
Stockholders’ equity	1,916,116			1,626,132
Total liabilities and stockholders’ equity	$16,057,884			$14,499,054
Net interest income (FTE)		$272,503			$232,734
Interest rate spread			3.10%			2.81%
Net interest margin (FTE)			3.73%			3.52%
Taxable equivalent adjustment		$1,192			$1,291
Net interest income		$271,311			$231,443

(1)
Securities are shown at average amortized cost.
(2)
For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3)
Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

The following tables present changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume) and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Three Months Ended June 30,		Increase (Decrease) 2026 over 2025
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$961	$(492)	$469
Securities taxable	916	1,907	2,823
Securities tax-exempt	(107)	(28)	(135)
FRB and FHLB stock	92	54	146
Loans	8,519	(3,679)	4,840
Total FTE interest income	$10,381	$(2,238)	$8,143
Money market deposits	$3,273	$(3,679)	$(406)
Interest-bearing checking deposits	542	188	730
Savings deposits	153	582	735
Time deposits	(1,912)	(2,487)	(4,399)
Federal funds purchased	12	(29)	(17)
Repurchase agreements	144	7	151
Short-term borrowings	37	(52)	(15)
Long-term debt	126	23	149
Subordinated debt, net	(2,258)	868	(1,390)
Junior subordinated debt	61	(158)	(97)
Total FTE interest expense	$178	$(4,737)	$(4,559)
Change in FTE net interest income	$10,203	$2,499	$12,702

Six Months Ended June 30,		Increase (Decrease) 2026 over 2025
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$3,559	$(666)	$2,893
Securities taxable	1,775	3,891	5,666
Securities tax-exempt	(354)	(16)	(370)
FRB and FHLB stock	242	16	258
Loans	30,400	(2,520)	27,880
Total FTE interest income	$35,622	$705	$36,327
Money market deposits	$8,046	$(7,425)	$621
Interest-bearing checking deposits	1,583	1,106	2,689
Savings deposits	326	2,226	2,552
Time deposits	(1,994)	(4,961)	(6,955)
Federal funds purchased	(12)	(30)	(42)
Repurchase agreements	267	(55)	212
Short-term borrowings	(38)	(57)	(95)
Long-term debt	284	40	324
Subordinated debt, net	(4,089)	1,387	(2,702)
Junior subordinated debt	225	(271)	(46)
Total FTE interest expense	$4,598	$(8,040)	$(3,442)
Change in net FTE interest income	$31,024	$8,745	$39,769

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service charges on deposit accounts	$5,194	$5,268	$4,578	$10,462	$8,821
Card services income	6,613	6,028	6,077	12,641	11,394
Retirement plan administration fees	16,928	16,566	15,710	33,494	31,568
Wealth management	10,948	11,134	10,678	22,082	21,624
Insurance services	4,177	4,482	4,097	8,659	8,858
Bank owned life insurance income	2,505	2,659	2,180	5,164	5,577
Net securities gains	175	442	112	617	8
Other	3,187	3,557	3,500	6,744	6,534
Total noninterest income	$49,727	$50,136	$46,932	$99,863	$94,384

Noninterest income for the three months ended June 30, 2026 was $49.7 million, down $0.4 million, or 0.8%, from the prior quarter and up $2.8 million, or 6.0%, from the second quarter of 2025. Excluding net securities gains, noninterest income for the three months ended June 30, 2026 was $49.6 million, down $0.1 million, or 0.3%, from the prior quarter and up $2.7 million, or 5.8%, from the second quarter of 2025.

The increase from the prior quarter was primarily driven by an increase in card services income and retirement plan administration fees. Card services income increased from the prior quarter driven by seasonal increased volumes. Retirement plan administration fees increased from the prior quarter driven by higher activity-based fees, additional fees from new customer relationships and increased market values of assets under administration.

The increase from the second quarter of 2025 was driven by an increase in service charges on deposit accounts and card services income due to the Evans acquisition. In addition, noninterest income increased from the second quarter of 2025 due to an increase in retirement plan administration fees driven by higher activity-based fees, additional fees from new customer relationships and increased market values of assets under administration.

Noninterest income for the six months ended June 30, 2026 was $99.9 million, up $5.5 million, or 5.8%, from the same period in 2025. Excluding net securities gains, noninterest income for the six months ended June 30, 2026 was $99.2 million, up $4.9 million, or 5.2%, from the same period in 2025. The increase from the prior year was primarily due to an increase in retirement plan administration fees, which were driven by higher activity-based fees, additional fees from new customer relationships and increased market values of assets under administration. Service charges on deposit accounts and card services income increased from the same period in 2025 primarily due to the Evans acquisition.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Salaries and employee benefits	$69,004	$68,759	$64,155	$137,763	$124,849
Technology and data services	11,850	11,510	10,804	23,360	21,042
Occupancy	9,475	11,010	9,038	20,485	18,065
Professional fees and outside services	5,662	5,554	5,021	11,216	9,973
Office supplies and postage	2,060	2,167	1,871	4,227	3,813
FDIC assessment	1,984	2,010	1,820	3,994	3,514
Marketing	936	918	974	1,855	2,112
Amortization of intangible assets	3,191	3,348	3,042	6,539	5,153
Loan collection and other real estate owned, net	545	610	489	1,154	1,148
Acquisition expenses	-	-	17,180	-	18,401
Other	6,731	6,346	8,216	13,077	14,440
Total noninterest expense	$111,438	$112,232	$122,610	$223,670	$222,510

Noninterest expense for the three months ended June 30, 2026 was $111.4 million, down $0.8 million, or 0.7%, from the prior quarter and down $11.2 million, or 9.1%, from the second quarter of 2025. Excluding acquisition expenses, noninterest expense for the three months ended June 30, 2026 was $111.4 million, down $0.8 million, or 0.7%, from the prior quarter and up $6.0 million, or 5.7%, from the second quarter of 2025.

The decrease from the prior quarter was primarily driven by a decrease in occupancy costs due to the first quarter of 2026 having higher seasonal maintenance and utilities costs due to harsh winter conditions across the footprint. The decrease from the prior quarter was partially offset by an increase in salaries and employee benefits driven by a full quarter of merit pay increases, one additional payroll day and higher medical expenses, which were partially offset by lower payroll taxes and stock-based compensation expenses which are seasonally higher in the first quarter.

The increase from the second quarter of 2025 was driven by the Evans acquisition. Salaries and employee benefits increased from the second quarter of 2025 driven by the impact of the Evans acquisition, annual merit pay increases and higher medical expenses. Technology and data services increased from the second quarter of 2025 primarily due to the Evans acquisition, timing of planned activities and ongoing investment in enterprise technology initiatives. In addition, the increase in occupancy expense was impacted by additional expenses from the Evans acquisition and higher facilities costs related to new banking locations. Professional fees and outside services increased from the second quarter of 2025 primarily due to the Evans acquisition and the timing of various initiatives. Other expense decreased from the second quarter of 2025 primarily due to the $1.7 million reserve for unfunded loan commitments for the three months ended June 30, 2025 including $0.5 million of acquisition-related provision for unfunded loan commitments due to the Evans acquisition.

Noninterest expense for the six months ended June 30, 2026 was $223.7 million, up $1.2 million, or 0.5%, from the same period in 2025. Excluding acquisition expenses, noninterest expense for the six months ended June 30, 2026 was $223.7 million, up $19.6 million, or 9.6%, from the same period in 2025. The increase from the prior year was driven by higher salaries and employee benefits due to the Evans acquisition, merit pay increases, higher medical expenses, higher incentive compensation expenses and other benefit costs. The increase in technology and data services was driven by the Evans acquisition, timing of planned activities and ongoing investment in enterprise technology initiatives. Occupancy expense was impacted by additional expenses from the Evans acquisition, higher utilities and higher facilities costs related to new banking locations. Professional fees and outside services increased from the prior year primarily due to the Evans acquisition and the timing of various initiatives. In addition, the increase in amortization of intangible assets was due to the amortization of the core deposit intangible asset related to the Evans acquisition.

Income Taxes

Income tax expense for the three months ended June 30, 2026 was $16.1 million, up $0.6 million from the prior quarter and up $7.9 million from the second quarter of 2025. The effective tax rate was 23.3% for the second quarter of 2026, which was consistent with the prior quarter and down from 26.7% for the second quarter of 2025. The decrease in the effective tax rate from the second quarter of 2025 was primarily due to the second quarter of 2025 estimated impact of nondeductible acquisition expenses related to the Evans acquisition and a lower level of tax-exempt income as a percentage of total pretax income.

Income tax expense for the six months ended June 30, 2026 was $31.6 million, up $12.9 million from the same period in 2025. The effective tax rate was 23.3% for the six months ended June 30, 2026, compared to 24.0% for the six months ended June 30, 2025. The decrease in the effective tax rate from 2025 was primarily due to the 2025 estimated impact of nondeductible acquisition expenses related to the Evans acquisition and a lower level of tax-exempt income as a percentage of total pretax income.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $137.7 million, or 5.1% from December 31, 2025 to June 30, 2026. The securities portfolio represented 17.3% of total assets as of June 30, 2026 as compared to 16.7% of total assets as of December 31, 2025.

The following table details the composition of securities AFS, securities HTM and equity securities for the periods indicated:

	June 30, 2026	December 31, 2025
Mortgage-backed securities:
With maturities 15 years or less	15%	15%
With maturities greater than 15 years	11%	8%
Collateralized mortgage obligations	39%	42%
Municipal securities	13%	13%
U.S. agency notes	19%	19%
Corporate	1%	1%
Equity securities	2%	2%
Total	100%	100%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated is as follows:

(In thousands)	June 30, 2026	December 31, 2025
Commercial & industrial	$1,755,123	$1,671,974
Commercial real estate	4,893,543	4,798,957
Residential mortgage	2,558,338	2,537,593
Home equity	465,340	448,113
Indirect auto	1,450,482	1,340,524
Residential solar	693,177	736,970
Other consumer	58,078	63,983
Total loans	$11,874,081	$11,598,114

(1)
Loans are summarized by business line which does not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Total loans were $11.87 billion and $11.60 billion at June 30, 2026 and December 31, 2025, respectively. Period end loans increased by $276.0 million from December 31, 2025 to June 30, 2026, which included a $52.4 million decrease in the other consumer and residential solar portfolios, which are in a planned run-off status. From December 31, 2025 to June 30, 2026 C&I loans increased $83.1 million to $1.76 billion; CRE loans increased $94.6 million to $4.89 billion; and total consumer loans increased $98.2 million to $5.23 billion. Total loans represent approximately 73.2% of assets as of June 30, 2026, as compared to 72.5% as of December 31, 2025.

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

Within the CRE portfolio, approximately 79% are comprised of Non-Owner Occupied CRE, with the remaining 21% being Owner-Occupied CRE. Non-Owner Occupied CRE includes diverse sectors across the Company’s markets such as residential rental properties (45%) and office spaces (13%), along with retail, manufacturing, mixed use, hotels and others. As of June 30, 2026 and December 31, 2025, the total CRE construction and development loans amounted to $431.1 million and $405.3 million, respectively.

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

The allowance for credit losses totaled $140.5 million at June 30, 2026, compared to $138.6 million at March 31, 2026 and $140.2 million at June 30, 2025. The allowance for credit losses as a percentage of loans was 1.18% at June 30, 2026, compared to 1.20% at March 31, 2026 and 1.21% at June 30, 2025. The allowance for credit losses was 215.13% of nonperforming loans at June 30, 2026, compared to 226.27% at March 31, 2026 and to 302.21% at June 30, 2025. The allowance for credit losses as of June 30, 2026 increased compared to the allowance estimates as of March 31, 2026, primarily due to providing for loan growth and slight deterioration in the economic forecast. These increases to the allowance for credit losses were partially offset by accelerated prepayment speeds and the change in loan composition and balances including reductions driven by other consumer and residential solar portfolios that are in a planned run-off status.

The allowance for credit losses as of June 30, 2026 increased compared to the allowance estimates as of June 30, 2025, primarily due to providing for the second quarter of 2026 loan growth, change in scenario weightings and the establishment of specific reserves for individually evaluated loans in the first quarter of 2026. These increases to the allowance for credit losses were largely offset by model adjustments, accelerated prepayment speeds and the changes in loan composition and balances including reductions driven by other consumer and residential solar portfolios that are in a planned run-off status. First quarter 2026 model adjustments lowered the allowance, as updates from the annual model review and recalibration process incorporated recent delinquency and loss experience which reflected improved default estimates across most portfolio segments.

The provision for loan losses was $6.1 million for the three months ended June 30, 2026, compared to $5.6 million in the prior quarter and $17.8 million for the same period in the prior year. Provision expense increased from the prior quarter primarily due to providing for the second quarter of 2026 loan growth, which was partially offset by a decrease in net charge-offs in the current quarter. Provision expense decreased from the same period in the prior year primarily due to $13.0 million of acquisition-related provision for loan losses for non-PCD loans acquired from Evans recorded in the second quarter of 2025. Net charge-offs totaled $4.2 million during the three months ended June 30, 2026, compared to net charge-offs of $5.0 million during the first quarter of 2026 and $2.4 million in the second quarter of 2025. Net charge-offs to average loans were 15 bps for the three months ended June 30, 2026, compared to 17 bps for the first quarter of 2026 and 9 bps for the three months ended June 30, 2025.

The provision for loan losses was $11.7 million for the six months ended June 30, 2026, compared to $25.4 million for the six months ended June 30, 2025. Provision expense decreased from the same period in the prior year primarily due to $13.0 million of acquisition-related provision for loan losses for non-PCD loans acquired from Evans recorded in 2025. Net charge-offs totaled $9.2 million during the six months ended June 30, 2026, compared to net charge-offs of $8.9 million during the six months ended June 30, 2025. Net charge-offs to average loans were 16 bps for the six months ended June 30, 2026, compared to 17 bps for the six months ended June 30, 2025.

As of June 30, 2026 and March 31, 2026, the unfunded commitment reserve totaled $5.5 million, compared to $6.2 million as of June 30, 2025. The decrease from the same period in the prior year was caused by a decrease in expected loss rates, partially offset by a slight increase in pipeline exposure.

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

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$40,559	64%	$19,934	45%
Residential	19,133	30%	21,264	47%
Consumer	2,849	5%	3,093	7%
Troubled loan modifications	357	1%	301	1%
Total nonaccrual loans	$62,898	100%	$44,592	100%
Loans over 90 days past due and still accruing:
Commercial	$-	-	$2,220	31%
Residential	681	28%	2,366	33%
Consumer	1,729	72%	2,545	36%
Total loans over 90 days past due and still accruing	$2,410	100%	$7,131	100%
Total nonperforming loans	$65,308		$51,723
OREO	-		402
Total nonperforming assets	$65,308		$52,125
Total nonaccrual loans to total loans	0.53%		0.38%
Total nonperforming loans to total loans	0.55%		0.45%
Total nonperforming assets to total assets	0.40%		0.33%
Total allowance for loan losses to total nonperforming loans	215.13%		266.81%
Total allowance for loan losses to nonaccrual loans	223.38%		309.47%

Total nonperforming assets were $65.3 million at June 30, 2026, compared to $52.1 million at December 31, 2025 and $46.7 million at June 30, 2025. Nonperforming loans at June 30, 2026 were $65.3 million or 0.55% of total loans, compared with $51.7 million or 0.45% of total loans at December 31, 2025 and $46.4 million or 0.40% of total loans at June 30, 2025. The increase in nonperforming assets and nonperforming loans from the prior period was attributable to an increase in commercial nonaccrual loans, partially offset by a decrease in residential and consumer accruing loans past due over 90 days. The increase from June 30, 2025 is attributable to an increase in commercial nonaccrual loans. Total nonaccrual loans were $62.9 million or 0.53% of total loans at June 30, 2026, compared to $44.6 million or 0.38% of total loans at December 31, 2025 and $43.2 million or 0.37% of total loans at June 30, 2025. Past due loans as a percentage of total loans was 0.63% at June 30, 2026, up from 0.38% at December 31, 2025 and up from 0.38% at June 30, 2025.

In addition to nonperforming loans discussed above, the Company has also identified approximately $228.7 million in potential problem loans at June 30, 2026 as compared to $271.8 million at December 31, 2025. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” The decrease in potential problem loans from December 31, 2025 is primarily due to the net migration of $26.0 million in commercial loan balances to pass status, due to improved borrower performance and an increase in commercial nonaccrual loan balances. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loan modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $13.54 billion at June 30, 2026, up $38.1 million, or 0.3%, from December 31, 2025. As of June 30, 2026, there were $25.0 million of brokered time deposits, down from $98.9 million as of December 31, 2025. Demand, interest-bearing checking, savings and money market deposits increased, partially offset by a decrease in time deposits. The Company continues to experience growth within consumer and municipal business lines. The Company’s composition of total deposits is diverse and granular with over 611,000 accounts with an average per account balance of $22,129 as of June 30, 2026. As of June 30, 2026 and December 31, 2025 the estimated amounts of uninsured deposits based on the same methodologies and assumptions used for the bank regulatory reporting were $5.82 billion and $5.86 billion, respectively. Total average deposits increased $1.35 billion, or 11.1%, from the same period last year.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $316.4 million at June 30, 2026 compared to $148.1 million at December 31, 2025. Long-term debt was $43.0 million at June 30, 2026 compared to $43.2 million at December 31, 2025.

For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Subordinated Debt

The subordinated notes assumed in connection with the Salisbury Bancorp, Inc. acquisition included $25.0 million of 3.50% fixed-to-floating rate subordinated notes due 2031. The subordinated notes, which qualified as Tier 2 capital, bore interest at an annual rate of 3.50%, payable quarterly in arrears commencing on June 30, 2021, and a floating rate of interest equivalent to the three-month SOFR plus a spread of 2.80%, payable quarterly in arrears commencing on June 30, 2026. On June 30, 2026, the Company redeemed these subordinated notes in full using existing liquidity sources.

As of December 31, 2025 the subordinated debt net of fair value discount was $24.5 million.

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

Capital Resources

Stockholders’ equity of $1.94 billion represented 11.99% of total assets at June 30, 2026 compared with $1.90 billion, or 11.85% of total assets, as of December 31, 2025. Stockholders’ equity increased $47.7 million from December 31, 2025 driven by net income generation of $104.2 million for the six months ended June 30, 2026, partially offset by dividends declared of $38.5 million, the repurchase of common stock of $14.0 million and a $6.5 million increase in accumulated other comprehensive loss reflecting the change in fair value securities available for sale.

The Company purchased 68,595 shares of its common stock during the three months ended June 30, 2026, for a total of $3.0 million at an average price of $43.96 per share under its previously announced stock repurchase program. Under its stock repurchase program, the Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of June 30, 2026, there were 1,431,405 shares available for repurchase under this program authorized on October 27, 2025, which is set to expire on December 31, 2027.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2026 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum requirements and meet the standard to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	June 30, 2026	December 31, 2025
Tier 1 leverage ratio	9.85%	9.48%
Common equity tier 1 capital ratio	12.24%	12.07%
Tier 1 capital ratio	12.24%	12.07%
Total risk-based capital ratio	14.18%	14.24%
Cash dividends as a percentage of net income	36.92%	42.90%
Per common share:
Book value	$37.42	$36.32
Tangible book value(1)	$27.71	$26.54
Tangible equity ratio(2)	9.16%	8.95%

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

The Company’s Interest Rate Sensitivity has remained in a near neutral position. In the declining rate scenarios, net interest income is projected to modestly decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. Conversely in the rising rate scenarios, net interest income increases modestly, impacted by slowing prepayment speeds and increased deposit reactivity; the magnitude of potential impact on earnings may be affected by the ability to lag deposit repricing on interest-bearing checking, savings, MMDA and time accounts. Net interest income for the next twelve months in the +300/+200/+100/-100/-200/-300 bps scenarios, as described above, is within the internal policy risk limits of not more than a 5.0% reduction in net interest income in the +100/-100 bps scenarios, of not more than a 7.5% reduction in net interest income in the +200/-200 bps scenarios and of not more than a 12.0% reduction in net interest income in the +300/-300 bps scenarios. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2026 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps)	net interest income
+300	0.16%
+200	0.47%
+100	0.52%
-100	(0.49)%
-200	(0.46)%
-300	(0.34)%

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures, employment levels and FOMC monetary policy. In 2025, the FOMC shifted to an easing cycle, cutting the federal funds rate three times (September, October and December) by 25 bps each, bringing the target range down from 4.25-4.50% towards a more neutral stance of 3.50-3.75% as inflation pressures eased but growth softened. Actions included rate cuts, open market operations to manage liquidity, and adjustments to reinvestment policies for Treasury and mortgage-backed securities. The Fed remains committed to its 2% inflation target and maximum employment goals. The 2025 federal funds rate reductions and initial expectations for continued reductions in 2026 provided the catalyst for the Company to begin reducing deposit rates in late 2025 and early 2026. However, the onset of the Iran War in 2026 has contributed to higher interest rates and an expectation for an elevated yield curve in the near term. The Company continues to focus on managing deposit expense in an environment of still elevated short-term interest rates (compared to recent years) while maintaining lending spreads in an effort to allow new and repricing asset yields to remain above existing portfolio asset yields where possible.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At June 30, 2026, the Company’s Basic Surplus measurement was 17.1% of total assets, or $2.77 billion, as compared to the December 31, 2025 Basic Surplus of 18.7%, or $2.98 billion, and was above the Company’s minimum of 5% (calculated at $810.7 million and $799.8 million of period end total assets as June 30, 2026 and December 31, 2025, respectively) set forth in its liquidity policies.

At June 30, 2026 and December 31, 2025, FHLB advances outstanding totaled $199.9 million and $43.0 million, respectively. At June 30, 2026 and December 31, 2025, the Bank had $379.0 million and $353.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.94 billion at June 30, 2026 and $2.10 billion at December 31, 2025. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.31 billion and $1.11 billion at June 30, 2026 and December 31, 2025, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.60 billion at June 30, 2026 and $2.53 billion at December 31, 2025. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At June 30, 2026 and December 31, 2025, the Bank had the capacity to borrow $1.12 billion and $1.18 billion, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $3.79 billion at June 30, 2026 and $3.94 billion at December 31, 2025.

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

At June 30, 2026, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their stockholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At June 30, 2026 and December 31, 2025, approximately $110.0 million and $115.9 million, respectively, of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.

CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents stock purchases made during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
April 1-30, 2026	-	$-	-	1,500,000
May 1-31, 2026	68,595	43.96	68,595	1,431,405
June 1-30, 2026	-	-	-	1,431,405
Total	68,595	$43.96	68,595	1,431,405

(1)
On October 27, 2025, the Company’s Board of Directors authorized and approved an amendment to the Company’s stock repurchase program. Pursuant to the amended stock repurchase program, the Company may repurchase up to 2,000,000 shares of the Company’s common stock with all repurchases under the stock repurchase program to be made by December 31, 2027. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. The Company purchased 68,595 shares of its common stock during the second quarter of 2026 at an average price of $43.96 per share under its previously announced stock repurchase program. As of June 30, 2026, there were 1,431,405 shares available for repurchase under this plan authorized on October 27, 2025, which is set to expire on December 31, 2027.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

None

ITEM 5.

OTHER INFORMATION

During the three months ended June 30, 2026, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of August 2026.

NBT BANCORP INC.

By:	/s/ Annette L. Burns
Annette L. Burns
Chief Financial Officer