Form 10-Q
period 2026-09-30
NBT BANCORP INC
filed 2026-11-06
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 31, 2026, there were 51,828,095 shares outstanding of the Registrant’s Common Stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q - Quarter Ended September 30, 2026

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

AFS	available for sale
AIR	accrued interest receivable
AOCI	accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
bp(s)	basis point(s)
C&I	commercial & industrial
CECL	current expected credit losses
CME	Chicago Mercantile Exchange Clearing House
CODM	chief operating decision maker
CRE	commercial real estate
EPS	earnings per share
Evans	Evans Bancorp, Inc.
Evans Bank	Evans Bank, National Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	fully taxable equivalent
GAAP	generally accepted accounting principles in the United States of America
GDP	Gross Domestic Product
HTM	held to maturity
LGD	loss given default
MMDA	money market deposit accounts
NASDAQ	The NASDAQ Stock Market LLC
NIM	net interest margin
OCC	Office of the Comptroller of the Currency
OREO	other real estate owned
PCD	purchased credit deteriorated
PD	probability of default
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate

 ITEM 1. FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2026	2025
Assets
Cash and due from banks	$215,468	$185,158
Short-term interest-bearing accounts	106,732	301,958
Equity securities, at fair value	49,949	48,760
Securities available for sale, at fair value	1,989,360	1,862,838
Securities held to maturity (fair value $726,386 and $702,577, respectively)	808,645	762,756
Federal Reserve and Federal Home Loan Bank stock	56,663	44,575
Loans held for sale	841	1,108
Loans	11,948,512	11,598,114
Less allowance for loan losses	140,000	138,000
Net loans	$11,808,512	$11,460,114
Premises and equipment, net	96,551	99,277
Goodwill	453,278	453,278
Intangible assets, net	48,095	57,656
Bank owned life insurance	317,201	317,733
Other assets	442,406	399,910
Total assets	$16,393,701	$15,995,121
Liabilities
Demand (noninterest bearing)	$3,919,754	$3,800,209
Savings, interest-bearing checking and money market	8,400,105	8,206,539
Time	1,266,582	1,492,445
Total deposits	$13,586,441	$13,499,193
Short-term borrowings	414,397	148,069
Long-term debt	42,975	43,176
Subordinated debt, net	-	24,509
Junior subordinated debt	111,738	111,668
Other liabilities	295,671	272,290
Total liabilities	$14,451,222	$14,098,905
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized	$-	$-
Common stock, $0.01 par value, 100,000,000 shares authorized; 59,083,155 shares issued	591	591
Additional paid-in-capital	966,438	964,778
Retained earnings	1,299,803	1,196,850
Accumulated other comprehensive loss	(127,203)	(82,596)
Common stock in treasury, at cost, 7,142,573 and 6,880,200 shares, respectively	(197,150)	(183,407)
Total stockholders’ equity	$1,942,479	$1,896,216
Total liabilities and stockholders’ equity	$16,393,701	$15,995,121

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Interest, fee and dividend income
Interest and fees on loans	$170,714	$169,301	$495,580	$466,265
Securities available for sale	15,633	12,063	43,885	33,934
Securities held to maturity	4,598	4,595	13,374	14,379
Other	1,447	4,508	7,960	7,870
Total interest, fee and dividend income	$192,392	$190,467	$560,799	$522,448
Interest expense
Deposits	$44,939	$52,101	$134,653	$142,908
Short-term borrowings	3,191	816	5,178	2,728
Long-term debt	450	450	1,336	1,012
Subordinated debt	-	547	1,121	4,370
Junior subordinated debt	1,728	1,890	5,116	5,324
Total interest expense	$50,308	$55,804	$147,404	$156,342
Net interest income	$142,084	$134,663	$413,395	$366,106
Provision for loan losses	3,792	3,100	15,505	28,489
Net interest income after provision for loan losses	$138,292	$131,563	$397,890	$337,617
Noninterest income
Service charges on deposit accounts	$5,891	$5,100	$16,353	$13,921
Card services income	6,818	6,389	19,459	17,783
Retirement plan administration fees	17,299	15,913	50,793	47,481
Wealth management	11,194	11,103	33,276	32,727
Insurance services	5,400	5,260	14,059	14,118
Bank owned life insurance income	2,395	3,240	7,559	8,817
Net securities gains (losses)	62	(2)	679	6
Other	3,886	4,402	10,630	10,936
Total noninterest income	$52,945	$51,405	$152,808	$145,789
Noninterest expense
Salaries and employee benefits	$69,567	$66,636	$207,330	$191,485
Technology and data services	12,074	11,180	35,434	32,222
Occupancy	9,559	9,053	30,044	27,118
Professional fees and outside services	5,900	5,941	17,116	15,914
Office supplies and postage	2,156	2,073	6,383	5,886
FDIC assessment	2,031	2,262	6,025	5,776
Marketing	954	833	2,809	2,945
Amortization of intangible assets	3,022	3,429	9,561	8,582
Loan collection and other real estate owned, net	678	719	1,832	1,867
Acquisition expenses	-	1,125	-	19,526
Other	9,223	7,892	22,300	22,332
Total noninterest expense	$115,164	$111,143	$338,834	$333,653
Income before income tax expense	$76,073	$71,825	$211,864	$149,753
Income tax expense	18,045	17,354	49,664	36,027
Net income	$58,028	$54,471	$162,200	$113,726
Earnings per share
Basic	$1.12	$1.04	$3.12	$2.27
Diluted	$1.11	$1.03	$3.10	$2.26

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Net income	$58,028	$54,471	$162,200	$113,726
Other comprehensive income (loss), net of tax:

Securities available for sale:
Unrealized net holding (losses) gains arising during the period, gross	$(50,845)	$13,800	$(59,737)	$55,569
Tax effect	12,711	(3,449)	14,934	(13,892)
Unrealized net holding (losses) gains arising during the period, net	$(38,134)	$10,351	$(44,803)	$41,677

Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, gross	$52	$68	$165	$213
Tax effect	(13)	(17)	(41)	(53)
Amortization of unrealized net gains for the reclassification of available for sale securities to held to maturity, net	$39	$51	$124	$160

Total securities available for sale, net	$(38,095)	$10,402	$(44,679)	$41,837

Pension and other benefits:
Amortization of prior service cost and actuarial losses, gross	$33	$275	$97	$906
Tax effect	(9)	(69)	(25)	(227)
Amortization of prior service cost and actuarial losses, net	$24	$206	$72	$679

Decrease in unrecognized actuarial loss, gross	$-	$-	$-	$936
Tax effect	-	-	-	(234)
Decrease in unrecognized actuarial loss, net	$-	$-	$-	$702

Total pension and other benefits, net	$24	$206	$72	$1,381

Total other comprehensive (loss) income	$(38,071)	$10,608	$(44,607)	$43,218
Comprehensive income	$19,957	$65,079	$117,593	$156,944

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock in
(In thousands, except share and per share data)	Stock	Capital	Earnings	(Loss) Income	Treasury	Total
Balance at June 30, 2026	$591	$966,124	$1,262,559	$(89,132)	$(196,223)	$1,943,919
Net income	-	-	58,028	-	-	58,028
Cash dividends - $0.40 per share	-	-	(20,784)	-	-	(20,784)
Purchase of 20,118 treasury shares	-	-	-	-	(1,006)	(1,006)
Net issuance of 5,716 shares to employee and other stock plans	-	(248)	-	-	79	(169)
Stock-based compensation	-	562	-	-		562
Other comprehensive (loss)	-	-	-	(38,071)	-	(38,071)
Balance at September 30, 2026	$591	$966,438	$1,299,803	$(127,203)	$(197,150)	$1,942,479

Balance at June 30, 2025	$591	$962,868	$1,125,589	$(109,488)	$(174,394)	$1,805,166
Net income	-	-	54,471	-	-	54,471
Cash dividends - $0.37 per share	-	-	(19,404)	-	-	(19,404)
Net issuance of 71,367 shares to employee and other stock plans	-	(339)	-	-	1,057	718
Stock-based compensation	-	1,587	-	-	-	1,587
Other comprehensive income	-	-	-	10,608	-	10,608
Balance at September 30, 2025	$591	$964,116	$1,160,656	$(98,880)	$(173,337)	$1,853,146

				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock in
(In thousands, except share and per share data)	Stock	Capital	Earnings	(Loss) Income	Treasury	Total
Balance at December 31, 2025	$591	$964,778	$1,196,850	$(82,596)	$(183,407)	$1,896,216
Net income	-	-	162,200	-	-	162,200
Cash dividends - $1.14 per share	-	-	(59,247)	-	-	(59,247)
Purchase of 338,713 treasury shares	-	-	-	-	(15,036)	(15,036)
Net issuance of 76,340 shares to employee and other stock plans	-	(3,142)	-	-	1,293	(1,849)
Stock-based compensation	-	4,802	-	-	-	4,802
Other comprehensive (loss)	-	-	-	(44,607)	-	(44,607)
Balance at September 30, 2026	$591	$966,438	$1,299,803	$(127,203)	$(197,150)	$1,942,479

Balance at December 31, 2024	$540	$742,810	$1,100,209	$(142,098)	$(175,320)	$1,526,141
Net income	-	-	113,726	-	-	113,726
Cash dividends - $1.05 per share	-	-	(53,279)	-	-	(53,279)
Issuance of 5,108,663 shares of common stock for acquisition	51	221,716	-	-	-	221,767
Net issuance of 145,474 shares to employee and other stock plans	-	(5,044)	-	-	1,983	(3,061)
Stock-based compensation	-	4,634	-	-	-	4,634
Other comprehensive income	-	-	-	43,218	-	43,218
Balance at September 30, 2025	$591	$964,116	$1,160,656	$(98,880)	$(173,337)	$1,853,146

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Operating activities
Net income	$162,200	$113,726
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	15,505	28,489
Depreciation and amortization of premises and equipment	10,467	9,569
Net amortization on securities	259	1,219
Amortization of intangible assets	9,561	8,582
Amortization of operating lease right-of-use assets	6,877	6,342
Excess tax benefit on stock-based compensation	(230)	(662)
Stock-based compensation expense	4,802	4,634
Bank owned life insurance income	(7,559)	(8,817)
Amortization of subordinated debt issuance costs	-	199
Proceeds from sale of loans held for sale	4,258	208,465
Originations of loans held for sale	(3,886)	(202,843)
Net gains on sale of loans held for sale	(105)	(512)
Net securities (gains)	(679)	(6)
Net gains on sale of other real estate owned	(112)	(111)
Net change in other assets and other liabilities	(10,112)	797
Net cash provided by operating activities	$191,246	$169,071
Investing activities
Net cash (used in) provided by acquisitions	$(735)	$37,944
Securities available for sale:
Proceeds from maturities, calls and principal paydowns	218,590	160,693
Proceeds from sales	-	254,468
Purchases	(404,063)	(342,763)
Securities held to maturity:
Proceeds from maturities, calls and principal paydowns	131,440	142,526
Purchases	(178,209)	(68,463)
Equity securities:
Proceeds from sales	-	491
Other:
Net (increase) decrease in loans	(364,295)	24,735
Proceeds from Federal Reserve and Federal Home Loan Bank stock redemption	49,903	30,264
Purchases of Federal Reserve and Federal Home Loan Bank stock	(61,991)	(30,876)
Proceeds from settlement of bank owned life insurance	8,091	7,897
Purchases of premises and equipment, net	(7,691)	(12,271)
Proceeds from sales of other real estate owned	559	269
Net cash (used in) provided by investing activities	$(608,401)	$204,914
Financing activities
Net increase in deposits	$87,248	$250,108
Net increase (decrease) in short-term borrowings	266,328	(67,213)
Redemption of subordinated debt	(25,000)	(118,000)
Repayments of long-term debt	(83)	(25,118)
Proceeds from the issuance of shares to employee and other stock plans	-	117
Cash paid by employer for tax-withholding on stock issuance	(1,971)	(4,414)
Purchase of treasury stock	(15,036)	-
Cash dividends	(59,247)	(53,279)
Net cash provided by (used in) financing activities	$252,239	$(17,799)
Net (decrease) increase in cash and cash equivalents	$(164,916)	$356,186
Cash and cash equivalents at beginning of period	487,116	284,056
Cash and cash equivalents at end of period	$322,200	$640,242

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended
	September 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$151,448	$160,370
Income taxes paid, net of refund	34,061	16,341
Noncash investing activities:
Loans transferred to other real estate owned	$392	$243
Acquisitions:
Fair value of assets acquired, excluding acquired cash and goodwill	$-	$2,087,439
Fair value of liabilities assumed	-	1,997,253
Common stock issued	-	221,767

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2026

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

Supplemental Pro Forma Financial Information (Unaudited)

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and nine months ended September 30, 2025, as if Evans had been acquired on January 1, 2025. This unaudited pro forma information combines the historical results of Evans with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place at the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Pro Forma (Unaudited)
	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2025
Total revenue, net of interest expense	$186,068	$535,434
Net income	54,471	107,338

5. Securities

The amortized cost, estimated fair value and unrealized gains (losses) of AFS securities are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
As of September 30, 2026
U.S. treasury	$114,456	$-	$(4,174)	$110,282
Federal agency	248,284	-	(18,678)	229,606
State & municipal	79,495	-	(4,092)	75,403
Mortgage-backed:
Government-sponsored enterprises	588,386	89	(45,468)	543,007
U.S. government agency securities	192,640	2	(10,626)	182,016
Collateralized mortgage obligations:
Government-sponsored enterprises	647,448	21	(41,134)	606,335
U.S. government agency securities	256,708	2	(30,870)	225,840
Corporate	17,500	-	(629)	16,871
Total AFS securities	$2,144,917	$114	$(155,671)	$1,989,360
As of December 31, 2025
U.S. treasury	$79,330	$25	$(2,533)	$76,822
Federal agency	248,312	-	(17,036)	231,276
State & municipal	90,654	4	(3,931)	86,727
Mortgage-backed:
Government-sponsored enterprises	470,606	1,651	(23,532)	448,725
U.S. government agency securities	145,836	660	(3,659)	142,837
Collateralized mortgage obligations:
Government-sponsored enterprises	653,512	2,137	(26,214)	629,435
U.S. government agency securities	247,908	335	(22,192)	226,051
Corporate	22,500	-	(1,535)	20,965
Total AFS securities	$1,958,658	$4,812	$(100,632)	$1,862,838

There was no allowance for credit losses on AFS securities as of September 30, 2026 and December 31, 2025.

During the three and nine months ended September 30, 2026 and 2025, there were no gains or losses reclassified out of accumulated other comprehensive income (loss) (“AOCI”) and into earnings.

The amortized cost, estimated fair value and unrealized gains (losses) of HTM securities are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
As of September 30, 2026
Federal agency	$100,000	$-	$(13,279)	$86,721
Mortgage-backed:
Government-sponsored enterprises	203,868	-	(30,115)	173,753
U.S. government agency securities	10,596	-	(479)	10,117
Collateralized mortgage obligations:
Government-sponsored enterprises	121,897	7	(8,759)	113,145
U.S. government agency securities	54,826	-	(11,023)	43,803
State & municipal	317,458	1	(18,612)	298,847
Total HTM securities	$808,645	$8	$(82,267)	$726,386
As of December 31, 2025
Federal agency	$100,000	$-	$(10,705)	$89,295
Mortgage-backed:
Government-sponsored enterprises	188,942	-	(23,273)	165,669
U.S. government agency securities	13,659	1	(106)	13,554
Collateralized mortgage obligations:
Government-sponsored enterprises	136,464	115	(5,293)	131,286
U.S. government agency securities	57,309	-	(9,396)	47,913
State & municipal	266,382	76	(11,598)	254,860
Total HTM securities	$762,756	$192	$(60,371)	$702,577

At September 30, 2026 and December 31, 2025, all of the mortgage-backed HTM securities were comprised of U.S. government agency and government-sponsored enterprises securities.

The Company recorded no gains from calls on HTM securities for the three and nine months ended September 30, 2026 and 2025.

AFS and HTM securities with amortized costs totaling $1.91 billion at September 30, 2026 and $1.87 billion at December 31, 2025, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at September 30, 2026 and December 31, 2025, AFS and HTM securities with an amortized cost of $198.4 million and $207.6 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following tables set forth information with regard to gains and (losses) on equity securities:

	Three Months Ended
	September 30,
(In thousands)	2026	2025
Net gains (losses) recognized on equity securities	$62	$(2)
Less: Net gains (losses) recognized on equity securities sold during the period	-	-
Unrealized gains (losses) recognized on equity securities still held	$62	$(2)

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Net gains (losses) recognized on equity securities	$679	$6
Less: Net gains (losses) recognized on equity securities sold during the period	-	(35)
Unrealized gains (losses) recognized on equity securities still held	$679	$41

As of September 30, 2026 and December 31, 2025, the carrying value of equity securities without readily determinable fair values was $1.0 million. The Company performed a qualitative assessment to determine whether the investments were impaired and identified no areas of credit concern as of September 30, 2026 and 2025. There were no impairments, or downward or upward adjustments recognized for equity securities without readily determinable fair values during the three and nine months ended September 30, 2026 and 2025.

The following table sets forth information with regard to contractual maturities of debt securities at September 30, 2026:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
AFS debt securities:
Within one year	$66,765	$65,957
From one to five years	725,560	682,283
From five to ten years	308,203	283,413
After ten years	1,044,389	957,707
Total AFS debt securities	$2,144,917	$1,989,360
HTM debt securities:
Within one year	$164,286	$164,109
From one to five years	224,437	203,418
From five to ten years	90,572	78,674
After ten years	329,350	280,185
Total HTM debt securities	$808,645	$726,386

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.

Except for U.S. government securities and government-sponsored enterprises securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2026 and December 31, 2025.

The following table sets forth information with regard to investment securities with unrealized losses, for which an allowance for credit losses has not been recorded, segregated according to the length of time the securities were in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer			Total
			Number			Number			Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
(In thousands)	Value	Losses	Positions	Value	Losses	Positions	Value	Losses	Positions
As of September 30, 2026
AFS securities:
U.S. treasury	$38,226	$(1,666)	4	$72,056	$(2,508)	4	$110,282	$(4,174)	8
Federal agency	-	-	-	229,606	(18,678)	16	229,606	(18,678)	16
State & municipal	743	(12)	1	74,660	(4,080)	54	75,403	(4,092)	55
Mortgage-backed	432,853	(22,620)	64	289,409	(33,474)	124	722,262	(56,094)	188
Collateralized mortgage obligations	473,445	(13,748)	68	342,479	(58,256)	96	815,924	(72,004)	164
Corporate	-	-	-	16,871	(629)	5	16,871	(629)	5
Total securities with unrealized losses	$945,267	$(38,046)	137	$1,025,081	$(117,625)	299	$1,970,348	$(155,671)	436
HTM securities:
Federal agency	$-	$-	-	$86,721	$(13,279)	4	$86,721	$(13,279)	4
Mortgage-backed	37,263	(1,428)	5	146,602	(29,166)	33	183,865	(30,594)	38
Collateralized mortgage obligation	5,145	(203)	1	147,338	(19,579)	46	152,483	(19,782)	47
State & municipal	27,850	(1,160)	35	113,487	(17,452)	120	141,337	(18,612)	155
Total securities with unrealized losses	$70,258	$(2,791)	41	$494,148	$(79,476)	203	$564,406	$(82,267)	244
As of December 31, 2025
AFS securities:
U.S. treasury	$-	$-	-	$71,796	$(2,533)	4	$71,796	$(2,533)	4
Federal agency	-	-	-	231,276	(17,036)	16	231,276	(17,036)	16
State & municipal	-	-	-	85,965	(3,931)	64	85,965	(3,931)	64
Mortgage-backed	49,543	(161)	7	338,370	(27,030)	135	387,913	(27,191)	142
Collateralized mortgage obligations	80,781	(131)	12	418,983	(48,275)	105	499,764	(48,406)	117
Corporate	-	-	-	20,965	(1,535)	7	20,965	(1,535)	7
Total securities with unrealized losses	$130,324	$(292)	19	$1,167,355	$(100,340)	331	$1,297,679	$(100,632)	350
HTM securities:
Federal agency	$-	$-	-	$89,295	$(10,705)	4	$89,295	$(10,705)	4
Mortgage-backed	10,771	(71)	1	168,422	(23,308)	33	179,193	(23,379)	34
Collateralized mortgage obligations	-	-	-	173,333	(14,689)	47	173,333	(14,689)	47
State & municipal	4,381	(245)	7	142,139	(11,353)	146	146,520	(11,598)	153
Total securities with unrealized losses	$15,152	$(316)	8	$573,189	$(60,055)	230	$588,341	$(60,371)	238

The Company does not believe the AFS securities that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, which consisted of 436 and 350 individual securities, respectively, represented a credit loss impairment. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of September 30, 2026 and December 31, 2025, the majority of the AFS securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity. The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities. AIR on AFS debt securities totaled $5.7 million and $5.6 million at September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

None of the Bank’s HTM debt securities were past due or on nonaccrual status as of September 30, 2026 and December 31, 2025. There was no accrued interest reversed against interest income for the three and nine months ended September 30, 2026 or the year ended December 31, 2025 as all securities remained in accrual status. In addition, there were no collateral-dependent HTM debt securities as of September 30, 2026 and December 31, 2025. There was no allowance for credit losses on HTM securities as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, 61% and 65%, respectively, of the Company’s HTM debt securities were issued by U.S. government agencies or U.S. government-sponsored enterprises with bond ratings of A to AAA. These securities carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2026 and December 31, 2025. The remaining HTM debt securities at September 30, 2026 and December 31, 2025 were comprised of state and municipal obligations with bond ratings of A to AAA excluding the $155.7 million and $85.7 million, respectively, of local municipal bonds which are not rated. Based on the Company’s current expected credit losses (“CECL”) methodology, the expected credit loss on the HTM municipal bond portfolio was deemed immaterial, therefore no allowance for credit loss was recorded as of September 30, 2026 and December 31, 2025. AIR on HTM debt securities totaled $4.0 million at September 30, 2026 and $3.9 million at December 31, 2025 and is excluded from the estimate of credit losses and reported in the other assets financial statement line.

6. Loans

A summary of loans, net of deferred fees and origination costs, by category(1) is as follows:

(In thousands)	September 30, 2026	December 31, 2025
Commercial & industrial	$1,748,981	$1,671,974
Commercial real estate	4,955,896	4,798,957
Residential mortgage	2,584,169	2,537,593
Home equity	481,142	448,113
Indirect auto	1,449,719	1,340,524
Residential solar	671,865	736,970
Other consumer	56,740	63,983
Total loans	$11,948,512	$11,598,114

(1) Loans are summarized by business line which does not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Included in the above loans are net deferred loan origination (fees) costs totaling $(23.8) million and $(37.9) million at September 30, 2026 and December 31, 2025, respectively.

7. Allowance for Credit Losses and Credit Quality of Loans

The allowance for credit losses totaled $140.0 million at September 30, 2026, compared to $138.0 million at December 31, 2025. The allowance for credit losses as a percentage of loans was 1.17% at September 30, 2026, compared to 1.19% at December 31, 2025.

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

The quantitative model as of September 30, 2026 incorporated a baseline economic outlook along with alternative upside and downside scenarios sourced from a reputable third-party to accommodate other potential economic conditions in the model. At September 30, 2026, the weightings were 60%, 5% and 35% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the northeast unemployment rate increases from 4.27% in the third quarter of 2026 to 4.74% by the end of the forecast period, with a peak northeast unemployment rate of 4.76% in the fourth quarter of 2027. National Gross Domestic Product (“GDP”) annualized growth (on a quarterly basis) is expected to start the fourth quarter of 2026 at approximately 1.56% and increase to 2.08% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve policy rate of 3.50%-3.75% and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, northeast unemployment falls from 4.27% in the third quarter of 2026 to 3.88% in the first quarter of 2027 and eventually settles at 4.01% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.27% in the third quarter of 2026 to a peak of 7.64% in the fourth quarter of 2027. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of September 30, 2026. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools.

The quantitative model as of June 30, 2026 incorporated a baseline economic outlook along with alternative upside and downside scenarios sourced from a reputable third-party to accommodate other potential economic conditions in the model. At June 30, 2026, the weightings were 60%, 5% and 35% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the northeast unemployment rate increases from 4.46% in the second quarter of 2026 to 4.65% by the end of the forecast period, with a peak northeast unemployment rate of 4.69% in the second quarter of 2027. National GDP annualized growth (on a quarterly basis) is expected to start the third quarter of 2026 at approximately 1.95% and decrease to 1.93% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve policy rate of 3.50%-3.75% and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, northeast unemployment falls from 4.46% in the second quarter of 2026 to 3.85% in the third quarter of 2027 and eventually settles at 3.90% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.46% in the second quarter of 2026 to a peak of 7.81% in the third quarter of 2027. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of June 30, 2026. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools.

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

There were no loans purchased with credit deterioration during the three and nine months ended September 30, 2026. There were $336.4 million of PCD loans acquired from Evans during the year ended December 31, 2025, which resulted in an allowance for credit losses at acquisition of $7.7 million. During the nine months ended September 30, 2026, the Company purchased $10.7 million of residential loans at a 4.6% premium with a $114 thousand allowance for credit losses recorded for these loans. During 2025, the Company purchased $21.3 million of residential loans at a 4.5% premium with a $234 thousand allowance for credit losses recorded for these loans.

The Company made a policy election to report AIR in the other assets line item on the consolidated balance sheets. AIR on loans totaled $42.6 million at September 30, 2026 and $42.5 million at December 31, 2025 and with no estimated allowance for credit losses related to AIR at September 30, 2026 and December 31, 2025 as it is excluded from amortized cost.

The following tables present the activity in the allowance for credit losses by our portfolio segments:

	Commercial	Consumer
(In thousands)	Loans	Loans	Residential	Total
Balance as of June 30, 2026	$64,562	$43,807	$32,131	$140,500
Charge-offs	(2,605)	(4,161)	(149)	(6,915)
Recoveries	1,242	1,320	61	2,623
Provision	808	2,184	800	3,792
Ending balance as of September 30, 2026	$64,007	$43,150	$32,843	$140,000
Balance as of June 30, 2025	$66,021	$40,869	$33,310	$140,200
Charge-offs	(655)	(5,020)	(721)	(6,396)
Recoveries	224	1,809	63	2,096
Provision	220	2,135	745	3,100
Ending balance as of September 30, 2025	$65,810	$39,793	$33,397	$139,000

	Commercial	Consumer
(In thousands)	Loans	Loans	Residential	Total
Balance as of December 31, 2025	$61,725	$42,583	$33,692	$138,000
Charge-offs	(6,470)	(12,943)	(354)	(19,767)
Recoveries	1,546	4,369	347	6,262
Provision	7,206	9,141	(842)	15,505
Ending balance as of September 30, 2026	$64,007	$43,150	$32,843	$140,000
Balance as of December 31, 2024	$45,453	$43,987	$26,560	$116,000
Allowance for credit loss on PCD acquired loans	7,355	-	371	7,726
Charge-offs	(3,410)	(14,733)	(839)	(18,982)
Recoveries	740	4,781	246	5,767
Provision	15,672	5,758	7,059	28,489
Ending balance as of September 30, 2025	$65,810	$39,793	$33,397	$139,000

The allowance for credit losses as of September 30, 2026 increased compared to December 31, 2025 and September 30, 2025 primarily due to providing for current year loan growth, change in scenario weightings and the establishment of specific reserves during the nine months ended September 30, 2026 for newly identified individually evaluated loans. These increases to the allowance for credit losses were partially offset by improvements in the economic forecast, model adjustment, accelerated prepayment speeds and changes in loan composition and balances, including reductions in other consumer and residential solar portfolios. First quarter 2026 model adjustments lowered the allowance, as updates from the annual model review and recalibration process incorporated recent delinquency and loss experience which reflected improved default estimates across most portfolio segments.

Individually Evaluated Loans

The threshold for evaluating commercial loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. As of September 30, 2026, nine relationships were identified for individual credit loss evaluation with an amortized cost basis of $34.0 million, with $5.0 million of allowance for credit loss. As of September 30, 2026, there were $20.8 million of loans in nonaccrual status that were specifically evaluated for individual credit loss with no allowance for credit loss as the fair value of the underlying collateral supported the amortized cost. As of December 31, 2025, five relationships with an amortized cost basis of $12.2 million were identified for individual credit loss evaluation. These relationships were in nonaccrual status and with no allowance for credit loss as the fair value of the underlying collateral supported the amortized cost.

The following table sets forth information with regard to past due and nonperforming loans by loan segment:

			Greater
			Than
	31–60 Days	61–90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
(In thousands)	Accruing	Accruing	Accruing	Accruing	Nonaccrual	Current	Loans
As of September 30, 2026
Commercial loans:
C&I	$287	$217	$26	$530	$13,013	$1,719,079	$1,732,622
CRE	7,719	371	279	8,369	29,689	4,720,681	4,758,739
Total commercial loans	$8,006	$588	$305	$8,899	$42,702	$6,439,760	$6,491,361
Consumer loans:
Auto	$12,220	$2,388	$1,152	$15,760	$3,000	$1,410,679	$1,429,439
Residential solar	4,826	1,211	746	6,783	141	664,941	671,865
Other consumer	787	313	285	1,385	107	73,884	75,376
Total consumer loans	$17,833	$3,912	$2,183	$23,928	$3,248	$2,149,504	$2,176,680
Residential	$6,376	$931	$1,966	$9,273	$19,577	$3,251,621	$3,280,471
Total loans	$32,215	$5,431	$4,454	$42,100	$65,527	$11,840,885	$11,948,512

			Greater
			Than
	31–60 Days	61–90 Days	90 Days	Total			Recorded
	Past Due	Past Due	Past Due	Past Due			Total
(In thousands)	Accruing	Accruing	Accruing	Accruing	Nonaccrual	Current	Loans
As of December 31, 2025
Commercial loans:
C&I	$761	$126	$103	$990	$1,947	$1,645,794	$1,648,731
CRE	1,802	5,112	2,117	9,031	17,987	4,592,983	4,620,001
Total commercial loans	$2,563	$5,238	$2,220	$10,021	$19,934	$6,238,777	$6,268,732
Consumer loans:
Auto	$12,884	$2,106	$965	$15,955	$2,940	$1,298,470	$1,317,365
Residential solar	4,846	1,396	1,241	7,483	90	729,397	736,970
Other consumer	1,200	467	339	2,006	63	80,824	82,893
Total consumer loans	$18,930	$3,969	$2,545	$25,444	$3,093	$2,108,691	$2,137,228
Residential	$5,203	$666	$2,366	$8,235	$21,565	$3,162,354	$3,192,154
Total loans	$26,696	$9,873	$7,131	$43,700	$44,592	$11,509,822	$11,598,114

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

The following tables illustrate the Company’s credit quality by loan class by vintage and includes gross charge-offs by loan class by vintage. Included in other consumer gross charge-offs for the nine months ended September 30, 2026, the Company recorded $0.4 million in overdrawn deposit accounts reported as 2025 originations and $0.6 million in overdrawn deposit accounts reported as 2026 originations. Included in other consumer gross charge-offs for the year ended December 31, 2025, the Company recorded $0.3 million in overdrawn deposit accounts reported as 2024 originations and $0.8 million in overdrawn deposit accounts reported as 2025 originations.

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
(In thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
As of September 30, 2026
C&I
By internally assigned grade:
Pass	$229,250	$210,375	$162,347	$106,017	$103,810	$237,172	$582,589	$9,393	$1,640,953
Special Mention	176	1,752	5,791	1,072	2,619	7,722	5,261	125	24,518
Substandard	3,713	753	3,483	4,822	7,035	8,039	31,521	2,212	61,578
Doubtful	-	1,250	4,181	28	2	8	-	104	5,573
Total C&I	$233,139	$214,130	$175,802	$111,939	$113,466	$252,941	$619,371	$11,834	$1,732,622
Current-period gross charge-offs	$-	$(482)	$(174)	$(1,339)	$(151)	$(265)	$-	$-	$(2,411)
CRE
By internally assigned grade:
Pass	$459,269	$377,037	$449,405	$385,143	$587,926	$1,707,460	$348,302	$87,324	$4,401,866
Special mention	-	2,925	2,935	32,270	65,739	69,438	8,001	-	181,308
Substandard	541	5,071	30,108	18,956	22,327	78,431	10,499	9,629	175,562
Doubtful	-	-	-	-	-	-	-	3	3
Total CRE	$459,810	$385,033	$482,448	$436,369	$675,992	$1,855,329	$366,802	$96,956	$4,758,739
Current-period gross charge-offs	$-	$-	$-	$-	$(1,040)	$(1,063)	$-	$(1,956)	$(4,059)
Auto
By payment activity:
Performing	$528,403	$418,128	$259,329	$127,595	$74,346	$17,486	$-	$-	$1,425,287
Nonperforming	335	1,171	926	967	521	232	-	-	4,152
Total auto	$528,738	$419,299	$260,255	$128,562	$74,867	$17,718	$-	$-	$1,429,439
Current-period gross charge-offs	$(52)	$(761)	$(986)	$(915)	$(648)	$(263)	$-	$-	$(3,625)
Residential solar
By payment activity:
Performing	$1,218	$1,821	$1,988	$99,822	$337,606	$228,523	$-	$-	$670,978
Nonperforming	-	-	45	36	443	363	-	-	887
Total residential solar	$1,218	$1,821	$2,033	$99,858	$338,049	$228,886	$-	$-	$671,865
Current-period gross charge-offs	$-	$-	$-	$(711)	$(4,139)	$(2,044)	$-	$-	$(6,894)
Other consumer
By payment activity:
Performing	$16,501	$8,440	$4,255	$1,708	$1,712	$14,152	$28,186	$30	$74,984
Nonperforming	1	30	34	13	33	259	-	22	392
Total other consumer	$16,502	$8,470	$4,289	$1,721	$1,745	$14,411	$28,186	$52	$75,376
Current-period gross charge-offs	$(688)	$(431)	$(94)	$(51)	$(217)	$(943)	$-	$-	$(2,424)
Residential
By payment activity:
Performing	$242,012	$197,428	$223,627	$225,533	$385,925	$1,566,075	$401,070	$17,258	$3,258,928
Nonperforming	218	220	1,741	2,209	3,266	13,590	83	216	21,543
Total residential	$242,230	$197,648	$225,368	$227,742	$389,191	$1,579,665	$401,153	$17,474	$3,280,471
Current-period gross charge-offs	$-	$-	$(144)	$(6)	$(8)	$(196)	$-	$-	$(354)
Total loans	$1,481,637	$1,226,401	$1,150,195	$1,006,191	$1,593,310	$3,948,950	$1,415,512	$126,316	$11,948,512
Current-period gross charge-offs	$(740)	$(1,674)	$(1,398)	$(3,022)	$(6,203)	$(4,774)	$-	$(1,956)	$(19,767)

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
(In thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
As of December 31, 2025
C&I
By internally assigned grade:
Pass	$264,031	$212,997	$147,722	$147,300	$127,598	$166,819	$475,710	$6,820	$1,548,997
Special mention	1,063	7,729	4,131	7,010	807	2,809	7,405	-	30,954
Substandard	722	3,150	5,122	7,322	11,744	2,208	37,794	611	68,673
Doubtful	-	-	58	33	16	-	-	-	107
Total C&I	$265,816	$223,876	$157,033	$161,665	$140,165	$171,836	$520,909	$7,431	$1,648,731
Current-period gross charge-offs	$-	$(497)	$(477)	$(63)	$(263)	$(1,218)	$-	$-	$(2,518)
CRE
By internally assigned grade:
Pass	$360,858	$483,504	$436,790	$627,582	$577,221	$1,362,602	$329,111	$49,483	$4,227,151
Special mention	5,509	7,351	22,545	50,020	15,226	62,542	7,053	-	170,246
Substandard	5,080	16,539	17,226	44,496	19,266	102,861	17,136	-	222,604
Total CRE	$371,447	$507,394	$476,561	$722,098	$611,713	$1,528,005	$353,300	$49,483	$4,620,001
Current-period gross charge-offs	$-	$-	$(178)	$-	$-	$(2,105)	$-	$-	$(2,283)
Auto
By payment activity:
Performing	$563,305	$371,367	$199,608	$132,355	$40,036	$6,789	$-	$-	$1,313,460
Nonperforming	547	1,185	982	738	375	78	-	-	3,905
Total auto	$563,852	$372,552	$200,590	$133,093	$40,411	$6,867	$-	$-	$1,317,365
Current-period gross charge-offs	$(263)	$(1,526)	$(1,320)	$(1,494)	$(609)	$(262)	$-	$-	$(5,474)
Residential solar
By payment activity:
Performing	$1,978	$2,200	$108,529	$365,629	$150,757	$106,546	$-	$-	$735,639
Nonperforming	-	-	58	761	384	128	-	-	1,331
Total Residential solar	$1,978	$2,200	$108,587	$366,390	$151,141	$106,674	$-	$-	$736,970
Current-period gross charge-offs	$-	$-	$(1,012)	$(5,153)	$(1,619)	$(844)	$-	$-	$(8,628)
Other consumer
By payment activity:
Performing	$16,080	$7,334	$3,257	$4,465	$11,689	$13,636	$25,995	$35	$82,491
Nonperforming	-	29	26	37	135	126	15	34	402
Total other consumer	$16,080	$7,363	$3,283	$4,502	$11,824	$13,762	$26,010	$69	$82,893
Current-period gross charge-offs	$(815)	$(404)	$(95)	$(941)	$(1,940)	$(1,195)	$-	$-	$(5,390)
Residential
By payment activity:
Performing	$192,323	$237,485	$244,007	$404,751	$473,304	$1,242,708	$346,079	$27,566	$3,168,223
Nonperforming	-	1,629	2,419	3,126	3,238	13,278	76	165	23,931
Total residential	$192,323	$239,114	$246,426	$407,877	$476,542	$1,255,986	$346,155	$27,731	$3,192,154
Current-period gross charge-offs	$-	$(16)	$(272)	$(574)	$-	$(54)	$-	$-	$(916)
Total loans	$1,411,496	$1,352,499	$1,192,480	$1,795,625	$1,431,796	$3,083,130	$1,246,374	$84,714	$11,598,114
Current-period gross charge-offs	$(1,078)	$(2,443)	$(3,354)	$(8,225)	$(4,431)	$(5,678)	$-	$-	$(25,209)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on unfunded commitments totaled $6.0 million as of September 30, 2026, compared to $5.8 million as of December 31, 2025. The reserve for unfunded loan commitments was $0.5 million for the three months ended September 30, 2026, compared to $(0.3) million for the three months ended September 30, 2025. The reserve for unfunded loan commitments was $0.2 million for the nine months ended September 30, 2026, compared to $1.5 million for the nine months ended September 30, 2025. The reserve for unfunded loan commitments was recorded within other noninterest expense in the unaudited interim consolidated statements of income. Included in the reserve for unfunded loan commitments for the three and nine months ended September 30, 2025, was $0.5 million of acquisition-related provision for unfunded loan commitments due to the Evans acquisition.

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

The following tables show the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications:

	Amortized Cost				Weighted	Weighted
			Combination -		Average	Average
			Term Extension	% of Total Class	Term	Interest
	Term	Interest	and Interest	of Financing	Extension	Rate Reduction
(Dollars in thousands)	Extension	Rate Reduction	Rate Reduction	Receivables	(years)	(basis points)
Three Months Ended September 30, 2026
CRE	$8,583	$-	$9,467	0.379%	1.66	0.54%
Residential	167	-	-	0.005%	10.93	-
Total	$8,750	$-	$9,467
Three Months Ended September 30, 2025
Residential	$75	$-	$-	0.002%	1.64	-
Total	$75	$-	$-

	Amortized Cost				Weighted	Weighted
			Combination -		Average	Average
			Term Extension	% of Total Class	Term	Interest
	Term	Interest	and Interest	of Financing	Extension	Rate Reduction
(Dollars in thousands)	Extension	Rate Reduction	Rate Reduction	Receivables	(years)	(basis points)
Nine Months Ended September 30, 2026
CRE	$8,583	$-	$9,467	0.379%	1.66	0.54%
Auto	8	-	-	0.001%	1.89	-
Residential	1,388	-	-	0.042%	6.11	-
Total	$9,979	$-	$9,467
Nine Months Ended September 30, 2025
Residential	$958	$28	$-	0.031%	5.57	0.62%
Total	$958	$28	$-

There were no financing receivables that had a payment default during the three and nine months ended September 30, 2026, or during the three months ended September 30, 2025, that were modified to borrowers experiencing financial difficulty in the twelve months prior to the default. During the nine months ended September 30, 2025, there were $59 thousand of residential financing receivables with term extension modifications that had payment defaults during the period, that were modified to borrowers experiencing financial difficulty in the twelve months prior to the default.

The following tables depict the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months:

	Payment Status (Amortized Cost Basis)
		31-60 Days	61-90 Days	Greater than 90
(In thousands)	Current	Past Due	Past Due	Days Past Due
As of September 30, 2026
CRE	$18,051	$-	$-	$-
Auto	-	-	-	8
Residential	1,918	-	-	-
Total	$19,969	$-	$-	$8

	Payment Status (Amortized Cost Basis)
		31-60 Days	61-90 Days	Greater than 90
(In thousands)	Current	Past Due	Past Due	Days Past Due
As of September 30, 2025
Residential	$1,096	$56	$-	$-
Total	$1,096	$56	$-	$-

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

Information related to short-term borrowings is summarized as follows:

(In thousands)	September 30, 2026	December 31, 2025
Federal funds purchased	$25,000	$-
Securities sold under repurchase agreements	118,397	148,069
Other short-term borrowings	271,000	-
Total short-term borrowings	$414,397	$148,069

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

The following table summarizes the Company’s subordinated debt:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Subordinated notes issued March 2021 and acquired August 2023 - fixed interest rate of 3.50% through June 2026 and a variable interest rate equivalent to three-month SOFR plus 2.80% thereafter, maturing March 31, 2031	$-	$25,000
Unamortized debt issuance costs and unamortized fair value discount	-	(491)
Total subordinated debt, net	$-	$24,509

9. Defined Benefit Post-Retirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all of its employees at September 30, 2026. Benefits paid from the Plan are based on age, years of service, compensation and social security benefits and are determined in accordance with defined formulas. The Company’s policy is to fund the Plan in accordance with Employee Retirement Income Security Act of 1974 standards. Assets of the Plan are invested in publicly traded stocks, bonds and mutual funds. In addition to the Plan, the Company provides supplemental employee retirement plans to certain current and former executives. These supplemental employee retirement plans and the Plan are collectively referred to herein as “Pension Benefits.”

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

The Company made no voluntary contributions to the Pension Benefits and Other Benefits plans during the three and nine months ended September 30, 2026 and 2025.

The components of expense for Pension Benefits and Other Benefits are set forth below:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Components of net periodic (benefit) cost:
Service cost	$672	$696	$1	$1
Interest cost	1,165	1,231	58	59
Expected return on plan assets	(2,313)	(2,142)	-	-
Net amortization	33	276	-	(1)
Total net periodic (benefit) cost	$(443)	$61	$59	$59

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Components of net periodic (benefit) cost:
Service cost	$2,015	$2,065	$2	$3
Interest cost	3,494	3,437	174	177
Expected return on plan assets	(6,938)	(6,278)	-	-
Net amortization	98	909	(1)	(3)
Total net periodic (benefit) cost	$(1,331)	$133	$175	$177

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

The following is a reconciliation of basic and diluted EPS for the periods presented in the unaudited interim consolidated statements of income:

	Three Months Ended
	September 30,
(In thousands)	2026	2025
Basic EPS:
Weighted average common shares outstanding	51,960	52,426
Net income available to common stockholders	$58,028	$54,471
Basic EPS	$1.12	$1.04
Diluted EPS:
Weighted average common shares outstanding	51,960	52,426
Dilutive effect of common stock options and restricted stock	279	217
Weighted average common shares and common share equivalents	52,239	52,643
Net income available to common stockholders	$58,028	$54,471
Diluted EPS	$1.11	$1.03

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Basic EPS:
Weighted average common shares outstanding	52,021	50,100
Net income available to common stockholders	$162,200	$113,726
Basic EPS	$3.12	$2.27
Diluted EPS:
Weighted average common shares outstanding	52,021	50,100
Dilutive effect of common stock options and restricted stock	248	226
Weighted average common shares and common share equivalents	52,269	50,326
Net income available to common stockholders	$162,200	$113,726
Diluted EPS	$3.10	$2.26

There were no shares of anti-dilutive restricted stock outstanding for the three and nine months ended September 30, 2026 and 2025.

11. Reclassification Adjustments Out of Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments out of AOCI:

			Affected line item in the
			Consolidated Statement of
Detail About AOCI Components	Amount Reclassified from AOCI		Comprehensive Income (Loss)
	Three Months Ended
(In thousands)	September 30, 2026	September 30, 2025
AFS securities:
Amortization of unrealized gains related to securities transfer	$52	$68	Interest income
Tax effect	$(13)	$(17)	Income tax (benefit)
Net of tax	$39	$51
Pension and other benefits:
Amortization of net losses	$29	$273	Other noninterest expense
Amortization of prior service costs	4	2	Other noninterest expense
Tax effect	$(9)	$(69)	Income tax (benefit)
Net of tax	$24	$206
Total reclassifications, net of tax	$63	$257

			Affected line item in the
			Consolidated Statement of
Detail About AOCI Components	Amount Reclassified from AOCI		Comprehensive Income (Loss)
	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025
AFS securities:
Amortization of unrealized gains related to securities transfer	$165	$213	Interest income
Tax effect	$(41)	$(53)	Income tax (benefit)
Net of tax	$124	$160
Pension and other benefits:
Amortization of net losses	$87	$899	Other noninterest expense
Amortization of prior service costs	10	7	Other noninterest expense
Tax effect	$(25)	$(227)	Income tax (benefit)
Net of tax	$72	$679
Total reclassifications, net of tax	$196	$839

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

As of September 30, 2026 and December 31, 2025, the Company had twenty-seven and twenty-two risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to participated loans. Risk participation agreements provide credit protection to the financial institution that originated the swap transaction should the borrower fail to perform on its obligation. The Company enters into both risk participation agreements in which it purchases credit protection from other financial institutions and those in which it provides credit protection to other financial institutions.

The following table summarizes the derivatives outstanding:

	Notional	Balance Sheet	Fair	Notional	Balance Sheet	Fair
(In thousands)	Amount	Location	Value	Amount	Location	Value
As of September 30, 2026
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,357,817	Other assets	$98,507	$1,357,817	Other liabilities	$98,401
Risk participation agreements	136,743	Other assets	66	58,783	Other liabilities	24
Total derivatives not designated as hedging instruments			$98,573			$98,425
Netting adjustments(1)			22,819			-
Net derivatives in the balance sheet			$75,754			$98,425
Derivatives not offset on the balance sheet			$99			$99
Cash collateral(2)			-			-
Net derivative amounts			$75,655			$98,326
As of December 31, 2025
Derivatives not designated as hedging instruments
Interest rate derivatives	$1,332,295	Other assets	$68,061	$1,332,295	Other liabilities	$68,050
Risk participation agreements	97,319	Other assets	53	15,791	Other liabilities	16
Total derivatives not designated as hedging instruments			$68,114			$68,066
Netting adjustments(1)			16,010			-
Net derivatives in the balance sheet			$52,104			$68,066
Derivatives not offset on the balance sheet			$5,722			$5,722
Cash collateral(2)			-			-
Net derivative amounts			$46,382			$62,344

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

The following table indicates the gain or loss recognized in income on derivatives not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
(Decrease) increase in other income	$(269)	$161	$(238)	$178

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

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Level 1	Level 2	Level 3	September 30, 2026
Assets:
AFS securities:
U.S. treasury	$110,282	$-	$-	$110,282
Federal agency	-	229,606	-	229,606
State & municipal	-	75,403	-	75,403
Mortgage-backed	-	725,023	-	725,023
Collateralized mortgage obligations	-	832,175	-	832,175
Corporate	-	16,871	-	16,871
Total AFS securities	$110,282	$1,879,078	$-	$1,989,360
Equity securities	48,949	1,000	-	49,949
Derivatives	-	75,754	-	75,754
Total	$159,231	$1,955,832	$-	$2,115,063
Liabilities:
Derivatives	$-	$98,425	$-	$98,425
Total	$-	$98,425	$-	$98,425

(In thousands)	Level 1	Level 2	Level 3	December 31, 2025
Assets:
AFS securities:
U.S. treasury	$76,822	$-	$-	$76,822
Federal agency	-	231,276	-	231,276
State & municipal	-	86,727	-	86,727
Mortgage-backed	-	591,562	-	591,562
Collateralized mortgage obligations	-	855,486	-	855,486
Corporate	-	20,965	-	20,965
Total AFS securities	$76,822	$1,786,016	$-	$1,862,838
Equity securities	47,760	1,000	-	48,760
Derivatives	-	52,104	-	52,104
Total	$124,582	$1,839,120	$-	$1,963,702
Liabilities:
Derivatives	$-	$68,066	$-	$68,066
Total	$-	$68,066	$-	$68,066

GAAP requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis such as goodwill, loans held for sale, other real estate owned, collateral-dependent loans individually evaluated for expected credit losses and HTM securities. As of September 30, 2026, the Company had collateral dependent individually evaluated loans with a carrying value of $34.0 million which were classified within Level 3 of the fair value hierarchy. Included in this amount were loans with fair value of $13.1 million where the amortized cost was adjusted to fair value. As of December 31, 2025, the Company had collateral dependent individually evaluated loans with a carrying value of $12.2 million which were classified within Level 3 of the fair value hierarchy. These loans with fair value of $12.2 million had their amortized cost adjusted to fair value. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 50%. Based on the valuation techniques used, the fair value measurements for collateral dependent individually evaluated loans are classified as Level 3.

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

		September 30, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial assets:
HTM securities	2	$808,645	$726,386	$762,756	$702,577
Net loans	3	11,809,353	11,366,985	11,461,222	11,337,753
Financial liabilities:
Time deposits	2	$1,266,582	$1,250,836	$1,492,445	$1,484,165
Long-term debt	2	42,975	42,780	43,176	43,395
Subordinated debt	1	-	-	24,509	24,016
Junior subordinated debt	2	111,738	98,696	111,668	98,841

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

14. Commitments and Contingencies

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit and certain agricultural real estate loans sold to investors with recourse, with the sold portion having a government guarantee that is assignable back to the Company upon repurchase of the loan in the event of default. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. Commitments to extend credit and unused lines of credit totaled $3.60 billion at September 30, 2026 and $3.40 billion at December 31, 2025.

Since many loan commitments, standby letters of credit and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third-parties. These standby letters of credit are generally issued in support of third-party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have one year expirations with an option to renew upon annual review; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $68.5 million at September 30, 2026 and $58.5 million at December 31, 2025. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s standby letters of credit was not significant.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	Three Months Ended September 30, 2026
		Retirement
		Plan
(In thousands)	Banking	Administration	All Other(1)	Consolidated
Net interest income	$142,065	$19	$-	$142,084
Provision for loan losses	3,792	-	-	3,792
Net interest income after provision for loan losses	$138,273	$19	$-	$138,292
Noninterest income
Service charges on deposit accounts	$5,891	$-	$-	$5,891
Card services income	6,818	-	-	6,818
Retirement plan administration fees	-	17,882	(583)	17,299
Wealth management	10,510	681	3	11,194
Insurance services	-	-	5,400	5,400
Bank owned life insurance income	2,395	-	-	2,395
Net securities gains (losses)	62	-	-	62
Other	5,068	154	(1,336)	3,886
Total noninterest income	$30,744	$18,717	$3,484	$52,945
Noninterest expense
Salaries and employee benefits	$57,474	$9,084	$3,009	$69,567
Technology and data services	11,641	251	182	12,074
Occupancy	9,268	222	69	9,559
Professional fees and outside services	5,682	768	(550)	5,900
Office supplies and postage	2,049	96	11	2,156
FDIC assessment	2,031	-	-	2,031
Marketing	875	73	6	954
Amortization of intangible assets	2,575	397	50	3,022
Loan collection and other real estate owned, net	678	-	-	678
Acquisition expenses	-	-	-	-
Other	10,094	331	(1,202)	9,223
Total noninterest expense	$102,367	$11,222	$1,575	$115,164
Income before income tax expense	$66,650	$7,514	$1,909	$76,073
Income tax expense	16,492	1,553	-	18,045
Net income	$50,158	$5,961	$1,909	$58,028
Goodwill	$414,865	$23,877	$14,536	$453,278
Intangible assets, net	42,890	4,314	891	48,095
Total assets	18,365,493	52,242	(2,024,034)	16,393,701

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Three Months Ended September 30, 2025
		Retirement
		Plan
(In thousands)	Banking	Administration	All Other(1)	Consolidated
Net interest income	$134,643	$20	$-	$134,663
Provision for loan losses	3,100	-	-	3,100
Net interest income after provision for loan losses	$131,543	$20	$-	$131,563
Noninterest income
Service charges on deposit accounts	$5,100	$-	$-	$5,100
Card services income	6,389	-	-	6,389
Retirement plan administration fees	-	16,371	(458)	15,913
Wealth management	10,592	507	4	11,103
Insurance services	-	-	5,260	5,260
Bank owned life insurance income	3,240	-	-	3,240
Net securities gains (losses)	(2)	-	-	(2)
Other	6,201	737	(2,536)	4,402
Total noninterest income	$31,520	$17,615	$2,270	$51,405
Noninterest expense
Salaries and employee benefits	$55,447	$8,283	$2,906	$66,636
Technology and data services	10,767	245	168	11,180
Occupancy	8,742	236	75	9,053
Professional fees and outside services	5,826	545	(430)	5,941
Office supplies and postage	1,936	123	14	2,073
FDIC assessment	2,262	-	-	2,262
Marketing	831	-	2	833
Amortization of intangible assets	2,899	475	55	3,429
Loan collection and other real estate owned, net	719	-	-	719
Acquisition expenses	1,125	-	-	1,125
Other	10,007	237	(2,352)	7,892
Total noninterest expense	$100,561	$10,144	$438	$111,143
Income before income tax expense	$62,502	$7,491	$1,832	$71,825
Income tax expense	15,719	1,635	-	17,354
Net income	$46,783	$5,856	$1,832	$54,471
Goodwill	$415,659	$23,877	$14,536	$454,072
Intangible assets, net	53,886	6,029	1,103	61,018
Total assets	18,035,279	52,921	(1,975,616)	16,112,584

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Nine Months Ended September 30, 2026
		Retirement
		Plan
(In thousands)	Banking	Administration	All Other(1)	Consolidated
Net interest income	$413,340	$55	$-	$413,395
Provision for loan losses	15,505	-	-	15,505
Net interest income after provision for loan losses	$397,835	$55	$-	$397,890
Noninterest income
Service charges on deposit accounts	$16,353	$-	$-	$16,353
Card services income	19,459	-	-	19,459
Retirement plan administration fees	-	52,201	(1,408)	50,793
Wealth management	31,390	1,877	9	33,276
Insurance services	-	-	14,059	14,059
Bank owned life insurance income	7,559	-	-	7,559
Net securities gains (losses)	679	-	-	679
Other	16,173	460	(6,003)	10,630
Total noninterest income	$91,613	$54,538	$6,657	$152,808
Noninterest expense
Salaries and employee benefits	$171,274	$27,215	$8,841	$207,330
Technology and data services	34,167	739	528	35,434
Occupancy	29,146	691	207	30,044
Professional fees and outside services	16,330	2,117	(1,331)	17,116
Office supplies and postage	6,051	278	54	6,383
FDIC assessment	6,025	-	-	6,025
Marketing	2,739	55	15	2,809
Amortization of intangible assets	8,149	1,254	158	9,561
Loan collection and other real estate owned, net	1,832	-	-	1,832
Acquisition expenses	-	-	-	-
Other	27,079	912	(5,691)	22,300
Total noninterest expense	$302,792	$33,261	$2,781	$338,834
Income before income tax expense	$186,656	$21,332	$3,876	$211,864
Income tax expense	45,115	4,549	-	49,664
Net income	$141,541	$16,783	$3,876	$162,200
Goodwill	$414,865	$23,877	$14,536	$453,278
Intangible assets, net	42,890	4,314	891	48,095
Total assets	18,365,493	52,242	(2,024,034)	16,393,701

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

	Nine Months Ended September 30, 2025
		Retirement
		Plan
(In thousands)	Banking	Administration	All Other(1)	Consolidated
Net interest income	$366,050	$56	$-	$366,106
Provision for loan losses	28,489	-	-	28,489
Net interest income after provision for loan losses	$337,561	$56	$-	$337,617
Noninterest income
Service charges on deposit accounts	$13,921	$-	$-	$13,921
Card services income	17,783	-	-	17,783
Retirement plan administration fees	-	48,708	(1,227)	47,481
Wealth management	31,082	1,622	23	32,727
Insurance services	1	-	14,117	14,118
Bank owned life insurance income	8,817	-	-	8,817
Net securities gains (losses)	6	-	-	6
Other	16,832	1,037	(6,933)	10,936
Total noninterest income	$88,442	$51,367	$5,980	$145,789
Noninterest expense
Salaries and employee benefits	$157,654	$25,437	$8,394	$191,485
Technology and data services	30,909	818	495	32,222
Occupancy	26,121	788	209	27,118
Professional fees and outside services	15,492	1,570	(1,148)	15,914
Office supplies and postage	5,600	243	43	5,886
FDIC assessment	5,776	-	-	5,776
Marketing	2,901	40	4	2,945
Amortization of intangible assets	6,907	1,504	171	8,582
Loan collection and other real estate owned, net	1,867	-	-	1,867
Acquisition expenses	19,526	-	-	19,526
Other	28,231	745	(6,644)	22,332
Total noninterest expense	$300,984	$31,145	$1,524	$333,653
Income before income tax expense	$125,019	$20,278	$4,456	$149,753
Income tax expense	31,687	4,340	-	36,027
Net income	$93,332	$15,938	$4,456	$113,726
Goodwill	$415,659	$23,877	$14,536	$454,072
Intangible assets, net	53,886	6,029	1,103	61,018
Total assets	18,035,279	52,921	(1,975,616)	16,112,584

(1) Included in All Other is the revenue and expenses from certain other non-bank subsidiaries of the parent, including the insurance subsidiary, along with eliminating amounts that do not meet the definition of an operating segment.

NBT BANCORP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the consolidated financial condition and results of operations of NBT Bancorp Inc. (“NBT”) and its wholly-owned subsidiaries, including NBT Bank, National Association (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”) and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). When references to “NBT,” “we,” “our,” “us,” and “the Company” are made in this report, we mean NBT Bancorp Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, NBT Bancorp Inc. When we refer to the “Bank” in this report, we mean our only bank subsidiary, NBT Bank, National Association, and its subsidiaries. This discussion will focus on results of operations and financial condition, including capital resources and asset/liability management. Reference should be made to the Company’s consolidated financial statements and footnotes thereto included in this Form 10‑Q as well as to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025 for an understanding of the following discussion and analysis. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of the full year ending December 31, 2026 or any future period.

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

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Where non-GAAP disclosures are used in this Form 10-Q, the comparable GAAP measure, as well as a reconciliation to the comparable GAAP measure, is provided in the accompanying tables. The Company presents certain financial measures on an “operating” and “tangible” basis. Operating results exclude the after-tax impact of acquisition expenses, acquisition-related provision for credit losses and securities gains (losses). Tangible results exclude goodwill and intangible assets, net of accumulated amortization and applicable deferred tax effects. Management believes these non-GAAP measures provide investors and analysts with additional insight into the Company's core operating performance and facilitate comparisons across reporting periods and with financial institutions that have not engaged in acquisitions. The Company also reports net interest income and net interest margin on an FTE basis. The FTE adjustment reflects the tax benefit associated with tax-exempt securities and loans by assuming they were taxable. Management believes that presentation of net interest income and net interest margin on an FTE basis is a standard practice within the banking industry that enhances comparability among financial institutions. Non-GAAP measures should not be considered a substitute for financial measures determined in accordance with GAAP and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to current period presentation.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. At September 30, 2026, the weightings were 60%, 5% and 35% for the baseline, upside and downside economic forecast scenarios, respectively. The baseline outlook reflected an economic environment where the northeast unemployment rate increases from 4.27% in the third quarter of 2026 to 4.74% by the end of the forecast period, with a peak northeast unemployment rate of 4.76% in the fourth quarter of 2027. National GDP annualized growth (on a quarterly basis) is expected to start the fourth quarter of 2026 at approximately 1.56% and increase to 2.08% by the end of the forecast period. Key assumptions in the baseline economic outlook included the Federal Reserve policy rate of 3.50%-3.75% and the economy remaining at full employment. The alternative upside scenario assumes improved economic conditions from the baseline outlook. Under this scenario, northeast unemployment falls from 4.27% in the third quarter of 2026 to 3.88% in the first quarter of 2027 and eventually settles at 4.01% by the end of the forecast period. The alternative downside scenario with recessionary conditions assumes deteriorated economic conditions from the baseline outlook. Under this scenario, northeast unemployment rises from 4.27% in the third quarter of 2026 to a peak of 7.64% in the fourth quarter of 2027. These scenarios and their respective weightings are evaluated at each measurement date and reflect management’s expectations as of September 30, 2026. Additional qualitative adjustments were made for factors not incorporated in the forecasts or the model, such as loss rate expectations for certain loan pools.

To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of September 30, 2026, the Company changed the scenario weightings, with a 10% increase to the downside scenario and a 10% decrease to the baseline scenario causing a 3.4% increase in the overall estimated allowance for credit losses. If instead the upside scenario was increased 10% and the baseline scenario was decreased 10%, the overall estimated allowance for credit losses decreased 0.8%. To further demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast weightings assumptions as of September 30, 2026, the Company increased the downside scenario to 100% which resulted in a 22.8% increase in the overall estimated allowance for credit losses.

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

Net income for the three months ended September 30, 2026 was $58.0 million, up $5.0 million from the second quarter of 2026 and up $3.6 million from the third quarter of 2025. Diluted earnings per share were $1.11 for the three months ended September 30, 2026, up $0.09 from the second quarter of 2026 and up $0.08 from the third quarter of 2025. Net income for the nine months ended September 30, 2026 was $162.2 million, or $3.10 per diluted common share, up $48.5 million from $113.7 million, or $2.26 per diluted common share for the nine months ended September 30, 2025.

Operating net income(1), a non-GAAP measure, was $58.0 million, or $1.11 per diluted common share, for the three months ended September 30, 2026, compared to $1.01 per diluted common share for the second quarter of 2026 and $1.05 per diluted common share for the third quarter of 2025. Operating net income(1) for the nine months ended September 30, 2026 was $161.7 million, or $3.09 per diluted common share, up $23.0 million from $138.7 million, or $2.76 per diluted common share for the nine months ended September 30, 2025.

The following information should be considered in connection with the Company’s results for the three and nine months ended September 30, 2026:

●	Net interest income for the three months ended September 30, 2026 was $142.1 million, up $5.1 million, or 3.7%, from the second quarter of 2026 and up $7.4 million, or 5.5%, from the third quarter of 2025. Net interest income for the nine months ended September 30, 2026 was $413.4 million, up $47.3 million, or 12.9%, from the same period in 2025.
●	FTE NIM(1), a non-GAAP measure, was 3.78% for the three months ended September 30, 2026, an increase of 5 bps from the previous quarter and an increase of 12 bps from the third quarter of 2025. FTE NIM was 3.74% for the nine months ended September 30, 2026, an increase of 17 bps from the same period in 2025.
●	The Company recorded a provision for loan losses of $3.8 million for the three months ended September 30, 2026, compared to $6.1 million in the second quarter of 2026 and $3.1 million in the third quarter of 2025. Provision for loan losses was $15.5 million for the nine months ended September 30, 2026, down $13.0 million from the same period in 2025. Included in the provision expense for the three and nine months ended September 30, 2025 was $13.0 million of acquisition-related provision for loan losses.
●	Excluding securities gains (losses), noninterest income represented 27% of total revenues and was $52.9 million for the three months ended September 30, 2026, up $3.3 million, or 6.7% from the second quarter of 2026 and up $1.5 million, or 2.9%, from the third quarter of 2025. Excluding securities gains (losses), noninterest income was $152.1 million for the nine months ended September 30, 2026 up $6.3 million from the same period in 2025.

●	Noninterest expense, excluding acquisition expenses, was up $3.7 million, or 3.3%, from the second quarter of 2026 and was up $5.1 million, or 4.7%, from the third quarter of 2025. Noninterest expense, excluding acquisition expenses, was $338.8 million for the nine months ended September 30, 2026, up $24.7 million from the same period in 2025.
●	Period end total loans were $11.95 billion, up $350.4 million, or 3.0%, from December 31, 2025. Excluding the other consumer and residential solar portfolios, which are in a planned run-off status, period end loans increased $427.2 million, or 3.9%, from December 31, 2025.
●	Credit quality metrics including net charge-offs to average loans were 0.15%, annualized, and allowance for loan losses to total loans was 1.17%.
●	Period end total deposits were $13.59 billion, up $87.2 million from December 31, 2025. The loan to deposit ratio was 87.9% as of September 30, 2026 and 85.9% as of December 31, 2025.
●	On June 30, 2026, the Company redeemed $25 million of subordinated debt that had a fixed rate of 3.50% using existing liquidity sources. The $25 million of subordinated debt converted to a floating rate at 6.50% in the second quarter of 2026.
●	The acquisition of Evans through the merger of Evans with and into the Company was completed on May 2, 2025. The Company incurred acquisition expenses of $1.1 million and $19.5 million for the three and nine months ended September 30, 2025, respectively, related to the merger with Evans in 2025.

(1) Non-GAAP measure - Refer to the non-GAAP reconciliations below.

Results of Operations

The following table sets forth certain financial highlights:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2026	2026	2025	2026	2025
Performance:
Diluted earnings per share	$1.11	$1.02	$1.03	$3.10	$2.26
Return on average assets(2)	1.41%	1.32%	1.35%	1.34%	1.01%
Return on average equity(2)	11.81%	11.04%	11.86%	11.25%	8.99%
Return on average tangible common equity(1)(2)	16.54%	15.65%	17.35%	15.94%	13.07%
Net interest margin, (FTE)(1)(2)	3.78%	3.73%	3.66%	3.74%	3.57%
Capital:
Equity to assets	11.85%	11.99%	11.50%	11.85%	11.50%
Tangible equity ratio(1)	9.07%	9.16%	8.58%	9.07%	8.58%
Book value per share	$37.40	$37.42	$35.33	$37.40	$35.33
Tangible book value per share(1)	$27.75	$27.71	$25.51	$27.75	$25.51
Leverage ratio	9.99%	9.85%	9.34%	9.99%	9.34%
Common equity tier 1 capital ratio	12.43%	12.24%	11.80%	12.43%	11.80%
Tier 1 capital ratio	12.43%	12.24%	11.80%	12.43%	11.80%
Total risk-based capital ratio	14.36%	14.18%	13.97%	14.36%	13.97%

(1) Non-GAAP measure - Refer to the non-GAAP reconciliations below.
(2) Annualized.

The following table provides the non-GAAP reconciliations:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(In thousands, except per share data)	2026	2026	2025	2026	2025
Return on average tangible common equity:
Net income	$58,028	$53,030	$54,471	$162,200	$113,726
Amortization of intangible assets (net of tax)	2,267	2,393	2,572	7,171	6,437
Net income, excluding intangible amortization	$60,295	$55,423	$57,043	$169,371	$120,163
Average stockholders’ equity	$1,949,291	$1,927,088	$1,821,593	$1,927,296	$1,692,002
Less: average goodwill and other intangibles	503,142	506,308	517,271	506,341	462,657
Average tangible common equity	$1,446,149	$1,420,780	$1,304,322	$1,420,955	$1,229,345
Return on average tangible common equity(2)	16.54%	15.65%	17.35%	15.94%	13.07%
Tangible equity ratio:
Stockholders’ equity	$1,942,479	$1,943,919	$1,853,146	$1,942,479	$1,853,146
Intangibles	501,373	504,395	515,090	501,373	515,090
Assets	$16,393,701	$16,214,957	$16,112,584	$16,393,701	$16,112,584
Tangible equity ratio	9.07%	9.16%	8.58%	9.07%	8.58%
Tangible book value per share:
Stockholders’ equity	$1,942,479	$1,943,919	$1,853,146	$1,942,479	$1,853,146
Intangibles	501,373	504,395	515,090	501,373	515,090
Tangible equity	$1,441,106	$1,439,524	$1,338,056	$1,441,106	$1,338,056
Diluted common shares outstanding	51,941	51,955	52,449	51,941	52,449
Tangible book value per share	$27.75	$27.71	$25.51	$27.75	$25.51
Operating net income:
Net income	$58,028	$53,030	$54,471	$162,200	$113,726
Acquisition expenses	-	-	1,125	-	19,526
Acquisition-related provision for credit losses	-	-	-	-	13,022
Acquisition-related reserve for unfunded loan commitments	-	-	-	-	532
Securities (gains) losses	(62)	(175)	2	(679)	(6)
Adjustments to net income	$(62)	$(175)	$1,127	$(679)	$33,074
Adjustments to net income (net of tax)	$(47)	$(134)	$851	$(519)	$24,971
Operating net income	$57,981	$52,896	$55,322	$161,681	$138,697
Operating diluted earnings per share	$1.11	$1.01	$1.05	$3.09	$2.76
FTE adjustment:
Net interest income	$142,084	$136,963	$134,663	$413,395	$366,106
FTE adjustment	660	614	594	1,852	1,885
Net interest income (FTE)	$142,744	$137,577	$135,257	$415,247	$367,991
Average earnings assets	$14,978,237	$14,804,621	$14,643,524	$14,826,932	$13,774,806
Net interest margin (FTE)(2)	3.78%	3.73%	3.66%	3.74%	3.57%

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

Net interest income was $142.1 million for the third quarter of 2026, up $5.1 million, or 3.7%, from the previous quarter. The FTE NIM was 3.78% for the three months ended September 30, 2026, an increase of 5 bps from the previous quarter. Interest income increased $6.6 million, or 3.6%, as average interest-earning assets of $14.98 billion increased $173.6 million from the prior quarter, while the yield on average interest-earning assets increased 6 bps from the prior quarter to 5.11%. The increase in interest income was driven by organic growth in average loans, one additional day in the third quarter of 2026 and a $1.5 million increase in purchase accounting accretion. Interest expense increased $1.5 million, or 3.1%, primarily due to an increase in the average balances of short-term borrowings and federal funds purchased and the rates paid on those borrowings, partially offset by the redemption of $25 million of subordinated debt in the prior quarter. Included in net interest income was $7.3 million of acquisition-related net accretion for the three months ended September 30, 2026, compared to $5.7 million of acquisition-related net accretion for the three months ended June 30, 2026.

Net interest income was $142.1 million for the third quarter of 2026, up $7.4 million, or 5.5%, from the third quarter of 2025. The FTE NIM was 3.78% for the three months ended September 30, 2026, an increase of 12 bps from the third quarter of 2025. Interest income increased $1.9 million, or 1.0%, as average interest-earning assets increased $334.7 million, or 2.3%, from the third quarter of 2025, primarily due to organic growth in interest-earning assets. The yield on average interest-earning assets decreased 7 bps from the same period in 2025 to 5.11%, primarily due to the Federal Reserve interest rates cuts in 2025. Interest expense decreased $5.5 million, or 9.8%, primarily driven by interest-bearing deposit costs decreasing 28 bps and the redemption of $25 million of subordinated debt in the second quarter of 2026. This decrease was partially offset by an increase in the average balances of short-term borrowings and federal funds purchased and the rates paid on those borrowings. Included in net interest income was $7.3 million of acquisition-related net accretion for the three months ended September 30, 2026, compared to $6.3 million of acquisition-related net accretion for the three months ended September 30, 2025.

Net interest income for the nine months ended September 30, 2026 was $413.4 million, up $47.3 million, or 12.9%, from the same period in 2025. The FTE NIM was 3.74% for the nine months ended September 30, 2026, an increase of 17 bps from the same period in 2025. Interest income increased $38.4 million, or 7.3%, as average interest-earning assets of $14.83 billion increased $1.05 billion primarily due to the addition of $1.95 billion in interest-earning assets in May 2025 from the Evans acquisition and organic earning asset growth. The yield on average interest-earning assets decreased 2 bps from the same period in 2025 to 5.07%, primarily due to the Federal Reserve interest rates cuts in 2025. Interest expense decreased $8.9 million, or 5.7%, for the nine months ended September 30, 2026 as compared to the same period in 2025 driven by interest-bearing deposit costs decreasing 26 bps and lower average balances of subordinated debt. The decrease in interest expense was partially offset by the addition of $1.62 billion in interest-bearing liabilities in May 2025 from the Evans acquisition, organic growth and an increase in the average balances of short-term borrowings and the rate paid on those borrowings. Included in net interest income was $19.7 million of acquisition-related net accretion for the nine months ended September 30, 2026, compared to $13.6 million of acquisition-related net accretion for the nine months ended September 30, 2025.

Average Balances and Net Interest Income

The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing liabilities on a taxable equivalent basis.

Three Months Ended	September 30, 2026			September 30, 2025
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
Assets:
Short-term interest-bearing accounts	$105,785	$856	3.21%	$338,919	$3,929	4.60%
Securities taxable(1)	2,672,383	18,595	2.76%	2,464,271	15,294	2.46%
Securities tax-exempt(1) (3)	230,409	2,071	3.57%	196,728	1,726	3.48%
FRB and FHLB stock	52,157	591	4.50%	42,790	579	5.37%
Loans(2) (3)	11,917,503	170,939	5.69%	11,600,816	169,533	5.80%
Total interest-earning assets	$14,978,237	$193,052	5.11%	$14,643,524	$191,061	5.18%
Other assets	1,306,010			1,344,775
Total assets	$16,284,247			$15,988,299
Liabilities and stockholders’ equity:
Money market deposits	$4,301,004	$28,837	2.66%	$4,077,741	$30,897	3.01%
Interest-bearing checking deposits	2,067,511	5,419	1.04%	2,059,009	5,694	1.10%
Savings deposits	1,987,029	2,137	0.43%	1,947,627	2,105	0.43%
Time deposits	1,281,998	8,546	2.64%	1,633,647	13,405	3.26%
Total interest-bearing deposits	$9,637,542	$44,939	1.85%	$9,718,024	$52,101	2.13%
Federal funds purchased	68,913	660	3.80%	-	-	-
Repurchase agreements	119,030	787	2.62%	123,573	816	2.62%
Short-term borrowings	171,228	1,744	4.04%	11	-	4.61%
Long-term debt	43,005	450	4.15%	44,802	450	3.98%
Subordinated debt, net	-	-	-	27,085	547	8.01%
Junior subordinated debt	111,726	1,728	6.14%	111,629	1,890	6.72%
Total interest-bearing liabilities	$10,151,444	$50,308	1.97%	$10,025,124	$55,804	2.21%
Demand deposits	3,900,192			3,849,288
Other liabilities	283,320			292,294
Stockholders’ equity	1,949,291			1,821,593
Total liabilities and stockholders’ equity	$16,284,247			$15,988,299
Net interest income (FTE)		$142,744			$135,257
Interest rate spread			3.14%			2.97%
Net interest margin (FTE)			3.78%			3.66%
Taxable equivalent adjustment		$660			$594
Net interest income		$142,084			$134,663

(1) Securities are shown at average amortized cost.
(2) For purposes of these computations, nonaccrual loans and loans held for sale are included in the average loan balances outstanding.
(3) Interest income for tax-exempt securities and loans have been adjusted to an FTE basis using the statutory Federal income tax rate of 21%.

Nine Months Ended	September 30, 2026			September 30, 2025
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
Assets:
Short-term interest-bearing accounts	$236,105	$6,138	3.48%	$183,929	$6,318	4.59%
Securities taxable(1)	2,618,365	52,780	2.70%	2,451,356	43,814	2.39%
Securities tax-exempt(1) (3)	210,899	5,669	3.59%	212,670	5,695	3.58%
FRB and FHLB stock	47,585	1,822	5.12%	38,512	1,552	5.39%
Loans(2) (3)	11,713,978	496,242	5.66%	10,888,339	466,954	5.73%
Total interest-earning assets	$14,826,932	$562,651	5.07%	$13,774,806	$524,333	5.09%
Other assets	1,307,235			1,226,118
Total assets	$16,134,167			$15,000,924
Liabilities and stockholders’ equity:
Money market deposits	$4,254,587	$84,177	2.65%	$3,796,235	$85,616	3.02%
Interest-bearing checking deposits	2,100,750	16,243	1.03%	1,882,602	13,829	0.98%
Savings deposits	1,985,319	6,495	0.44%	1,791,819	3,911	0.29%
Time deposits	1,362,087	27,738	2.72%	1,562,470	39,552	3.38%
Total interest-bearing deposits	$9,702,743	$134,653	1.86%	$9,033,126	$142,908	2.12%
Federal funds purchased	28,333	803	3.79%	5,495	185	4.50%
Repurchase agreements	119,178	2,325	2.61%	107,067	2,142	2.67%
Short-term borrowings	68,134	2,050	4.02%	11,604	401	4.62%
Long-term debt	43,071	1,336	4.15%	34,456	1,012	3.93%
Subordinated debt, net	16,214	1,121	9.24%	94,022	4,370	6.21%
Junior subordinated debt	111,703	5,116	6.12%	106,963	5,324	6.65%
Total interest-bearing liabilities	$10,089,376	$147,404	1.95%	$9,392,733	$156,342	2.23%
Demand deposits	3,842,595			3,624,662
Other liabilities	274,900			291,527
Stockholders’ equity	1,927,296			1,692,002
Total liabilities and stockholders’ equity	$16,134,167			$15,000,924
Net interest income (FTE)		$415,247			$367,991
Interest rate spread			3.12%			2.86%
Net interest margin (FTE)			3.74%			3.57%
Taxable equivalent adjustment		$1,852			$1,885
Net interest income		$413,395			$366,106

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

		Increase (Decrease)
Three Months Ended September 30,		2026 over 2025
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$(2,135)	$(938)	$(3,073)
Securities taxable	1,356	1,945	3,301
Securities tax-exempt	302	43	345
FRB and FHLB stock	115	(103)	12
Loans	4,577	(3,171)	1,406
Total FTE interest income	$4,215	$(2,224)	$1,991
Money market deposits	$1,629	$(3,689)	$(2,060)
Interest-bearing checking deposits	23	(298)	(275)
Savings deposits	42	(10)	32
Time deposits	(2,596)	(2,263)	(4,859)
Federal funds purchased	660	-	660
Repurchase agreements	(30)	1	(29)
Short-term borrowings	1,744	-	1,744
Long-term debt	(18)	18	-
Subordinated debt, net	(547)	-	(547)
Junior subordinated debt	2	(164)	(162)
Total FTE interest expense	$909	$(6,405)	$(5,496)
Change in FTE net interest income	$3,306	$4,181	$7,487

		Increase (Decrease)
Nine Months Ended September 30,		2026 over 2025
(In thousands)	Volume	Rate	Total
Short-term interest-bearing accounts	$1,558	$(1,738)	$(180)
Securities taxable	3,118	5,848	8,966
Securities tax-exempt	(48)	22	(26)
FRB and FHLB stock	351	(81)	270
Loans	35,036	(5,748)	29,288
Total FTE interest income	$40,015	$(1,697)	$38,318
Money market deposits	$9,708	$(11,147)	$(1,439)
Interest-bearing checking deposits	1,660	754	2,414
Savings deposits	460	2,124	2,584
Time deposits	(4,680)	(7,134)	(11,814)
Federal funds purchased	652	(34)	618
Repurchase agreements	237	(54)	183
Short-term borrowings	1,707	(58)	1,649
Long-term debt	265	59	324
Subordinated debt, net	(4,726)	1,477	(3,249)
Junior subordinated debt	229	(437)	(208)
Total FTE interest expense	$5,512	$(14,450)	$(8,938)
Change in net FTE interest income	$34,503	$12,753	$47,256

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(In thousands)	2026	2026	2025	2026	2025
Service charges on deposit accounts	$5,891	$5,194	$5,100	$16,353	$13,921
Card services income	6,818	6,613	6,389	19,459	17,783
Retirement plan administration fees	17,299	16,928	15,913	50,793	47,481
Wealth management	11,194	10,948	11,103	33,276	32,727
Insurance services	5,400	4,177	5,260	14,059	14,118
Bank owned life insurance income	2,395	2,505	3,240	7,559	8,817
Net securities gains (losses)	62	175	(2)	679	6
Other	3,886	3,187	4,402	10,630	10,936
Total noninterest income	$52,945	$49,727	$51,405	$152,808	$145,789

Noninterest income for the three months ended September 30, 2026 was $52.9 million, up $3.2 million, or 6.5%, from the prior quarter and up $1.5 million, or 3.0%, from the third quarter of 2025. Excluding net securities gains (losses), noninterest income for the three months ended September 30, 2026 was $52.9 million, up $3.3 million, or 6.7%, from the prior quarter and up $1.5 million, or 2.9%, from the third quarter of 2025.

The increase from the prior quarter was primarily driven by an increase in insurance services income, service charges on deposits accounts, retirement plan administration fees and other income. Insurance services increased from the prior quarter due to seasonal renewals. Service charges on deposit accounts increased from the prior quarter reflecting the impact of deposit account pricing initiatives implemented during the quarter, changes in customer deposit mix and higher transaction-related fee income. Retirement plan administration fees increased from the prior quarter driven by higher activity-based fees, additional fees from new customer relationships and increased market values of assets under administration. Other income increased $0.7 million from the prior quarter driven by higher commercial loan swap fees.

The increase from the third quarter of 2025 was driven by an increase in retirement plan administration fees and service charges on deposit accounts. Retirement plan administration fees increased from the third quarter of 2025 driven by higher activity-based fees, additional fees from new customer relationships and increased market values of assets under administration. Service charges on deposit accounts increased from the third quarter of 2025, reflecting the impact of deposit account pricing initiatives implemented during the third quarter of 2026, changes in customer account mix and higher transaction-related fee income. These increases were partially offset by a decrease in bank owned life insurance income due to a $0.9 million gain recognized in the third quarter of 2025. Included in other noninterest income for the three months ended September 30, 2025 was a $0.6 million gain related to the finalization of a third-party contractual arrangement.

Noninterest income for the nine months ended September 30, 2026 was $152.8 million, up $7.0 million, or 4.8%, from the same period in 2025. Excluding net securities gains (losses), noninterest income for the nine months ended September 30, 2026 was $152.1 million, up $6.3 million, or 4.4%, from the same period in 2025. The increase from the prior year was primarily due to an increase in retirement plan administration fees, service charges on deposit accounts and card services income. The increase in retirement plan administration fees was driven by higher activity-based fees, additional fees from new customer relationships and increased market values of assets under administration. Service charges on deposit accounts and card services income increased from the same period in 2025 primarily due to the Evans acquisition. In addition, services charges on deposit accounts increased from the same period in 2025 due to the impact of deposit account pricing initiatives implemented during the third quarter of 2026, changes in customer account mix and higher transaction-related fee income. These increases were partially offset by a decrease in bank owned life insurance income due to lower gains recognized during the nine months ended September 30, 2026 compared to the same period in 2025. Included in other noninterest income for the nine months ended September 30, 2025 was a $0.6 million gain related to the finalization of a third-party contractual arrangement.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(In thousands)	2026	2026	2025	2026	2025
Salaries and employee benefits	$69,567	$69,004	$66,636	$207,330	$191,485
Technology and data services	12,074	11,850	11,180	35,434	32,222
Occupancy	9,559	9,475	9,053	30,044	27,118
Professional fees and outside services	5,900	5,662	5,941	17,116	15,914
Office supplies and postage	2,156	2,060	2,073	6,383	5,886
FDIC assessment	2,031	1,984	2,262	6,025	5,776
Marketing	954	936	833	2,809	2,945
Amortization of intangible assets	3,022	3,191	3,429	9,561	8,582
Loan collection and other real estate owned, net	678	545	719	1,832	1,867
Acquisition expenses	-	-	1,125	-	19,526
Other	9,223	6,731	7,892	22,300	22,332
Total noninterest expense	$115,164	$111,438	$111,143	$338,834	$333,653

Noninterest expense for the three months ended September 30, 2026 was $115.2 million, up $3.7 million, or 3.3%, from the prior quarter and up $4.0 million, or 3.6%, from the third quarter of 2025. Excluding acquisition expenses, noninterest expense for the three months ended September 30, 2026 was $115.2 million, up $3.7 million, or 3.3%, from the prior quarter and up $5.1 million, or 4.7%, from the third quarter of 2025.

The increase from the prior quarter was primarily driven by an increase in salaries and employee benefits and other expenses. Salaries and employee benefits increased from the prior quarter driven by one additional payroll day and higher incentive compensation expenses, which were partially offset by lower medical expenses and lower payroll taxes. Other expenses increased from the prior quarter primarily driven by an increase in activity-based costs.

The increase from the third quarter of 2025 was driven by an increase in salaries and employee benefits, technology and data services and other expenses. Salaries and employee benefits increased from the third quarter of 2025 primarily due annual merit pay increases and higher employee benefit costs. Technology and data services increased from the third quarter of 2025 driven by the timing of planned activities and ongoing investment in enterprise technology initiatives. Other expenses increased from the third quarter of 2025 primarily due to higher activity-based costs, partially offset by lower FDIC insurance premiums.

Noninterest expense for the nine months ended September 30, 2026 was $338.8 million, up $5.2 million, or 1.6%, from the same period in 2025. Excluding acquisition expenses, noninterest expense for the nine months ended September 30, 2026 was $338.8 million, up $24.7 million, or 7.9%, from the same period in 2025. The increase from the prior year was driven by higher salaries and employee benefits due the Evans acquisition, merit pay increases, higher medical expenses, higher incentive compensation expenses and other benefit costs. The increase in technology and data services was driven by the Evans acquisition, timing of planned activities and ongoing investment in enterprise technology initiatives. Occupancy expense was impacted by additional expenses from the Evans acquisition, higher utilities and higher facilities costs related to new banking locations. Professional fees and outside services increased from the prior year primarily due to the Evans acquisition and the timing of various initiatives. In addition, the increase in amortization of intangible assets was due to the amortization of the core deposit intangible asset related to the Evans acquisition.

Income Taxes

Income tax expense for the three months ended September 30, 2026 was $18.0 million, up $2.0 million from the prior quarter and up $0.7 million from the third quarter of 2025. The effective tax rate was 23.7% for the third quarter of 2026, up from 23.3% in the prior quarter and down from 24.2% for the third quarter of 2025. The increase in the effective tax rate from the prior quarter was due to a lower level of tax-exempt income as a percentage of total taxable income. The decrease in the effective tax rate from the third quarter of 2025 was due to acquisition related tax items in 2025 that did not recur.

Income tax expense for the nine months ended September 30, 2026 was $49.7 million, up $13.6 million from the same period in 2025. The effective tax rate was 23.4% for the nine months ended September 30, 2026, compared to 24.1% for the nine months ended September 30, 2025. The decrease in the effective tax rate from 2025 was due to acquisition related tax items in 2025 that did not recur and a lower level of tax-exempt income as a percentage of total taxable income.

ANALYSIS OF FINANCIAL CONDITION

Securities

Total securities increased $173.6 million, or 6.5% from December 31, 2025 to September 30, 2026. The securities portfolio represented 17.4% of total assets as of September 30, 2026 as compared to 16.7% of total assets as of December 31, 2025.

The following table details the composition of securities AFS, securities HTM and equity securities for the periods indicated:

	September 30, 2026	December 31, 2025
Mortgage-backed securities:
With maturities 15 years or less	15%	15%
With maturities greater than 15 years	11%	8%
Collateralized mortgage obligations	37%	42%
Municipal securities	14%	13%
U.S. agency notes	20%	19%
Corporate	1%	1%
Equity securities	2%	2%
Total	100%	100%

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

Loans

A summary of the loan portfolio by major categories(1), net of deferred fees and origination costs, for the periods indicated is as follows:

(In thousands)	September 30, 2026	December 31, 2025
Commercial & industrial	$1,748,981	$1,671,974
Commercial real estate	4,955,896	4,798,957
Residential mortgage	2,584,169	2,537,593
Home equity	481,142	448,113
Indirect auto	1,449,719	1,340,524
Residential solar	671,865	736,970
Other consumer	56,740	63,983
Total loans	$11,948,512	$11,598,114

(1) Loans are summarized by business line which does not align to how the Company assesses credit risk in the allowance for credit losses under CECL.

Total loans were $11.95 billion and $11.60 billion at September 30, 2026 and December 31, 2025, respectively. Period end loans increased by $350.4 million from December 31, 2025 to September 30, 2026, which included a $76.8 million decrease in the other consumer and residential solar portfolios, which are in a planned run-off status. From December 31, 2025 to September 30, 2026 C&I loans increased $77.0 million to $1.75 billion; CRE loans increased $156.9 million to $4.96 billion; and total consumer loans increased $116.5 million to $5.24 billion. Total loans represent approximately 72.9% of assets as of September 30, 2026, as compared to 72.5% as of December 31, 2025.

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

Within the CRE portfolio, approximately 79% are comprised of Non-Owner Occupied CRE, with the remaining 21% being Owner-Occupied CRE. Non-Owner Occupied CRE includes diverse sectors across the Company’s markets such as residential rental properties (45%) and office spaces (13%), along with retail, manufacturing, mixed use, hotels and others. As of September 30, 2026 and December 31, 2025, the total CRE construction and development loans amounted to $435.8 million and $405.3 million, respectively.

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

The allowance for credit losses totaled $140.0 million at September 30, 2026, compared to $140.5 million at June 30, 2026 and $139.0 million at September 30, 2025. The allowance for credit losses as a percentage of loans was 1.17% at September 30, 2026, compared to 1.18% at June 30, 2026 and 1.20% at September 30, 2025. The allowance for credit losses was 200.05% of nonperforming loans at September 30, 2026, compared to 215.13% at June 30, 2026 and to 260.22% at September 30, 2025. The allowance for credit losses as of September 30, 2026 decreased compared to the allowance estimates as of June 30, 2026, primarily due to improvements in the economic forecast and accelerated prepayment speeds. These decreases were partially offset by the change in loan composition and balances including reductions in other consumer and residential solar portfolios that have higher allowance coverage ratios.

The allowance for credit losses as of September 30, 2026 increased compared to the allowance estimates as of September 30, 2025, primarily due to providing for the current year loan growth, change in scenario weightings and the establishment of specific reserves for individually evaluated loans in 2026. These increases to the allowance for credit losses were partially offset by improvements in the economic forecast, model adjustments, accelerated prepayment speeds and the changes in loan composition and balances including reductions in other consumer and residential solar portfolios. First quarter 2026 model adjustments lowered the allowance, as updates from the annual model review and recalibration process incorporated recent delinquency and loss experience which reflected improved default estimates across most portfolio segments.

The provision for loan losses was $3.8 million for the three months ended September 30, 2026, compared to $6.1 million in the prior quarter and $3.1 million for the same period in the prior year. Provision expense decreased from the prior quarter primarily due to lower levels of loan growth and a decrease in allowance for loan loss in the current quarter. Provision expense increased from the same period in the prior year primarily due to providing for current year loan growth and an increase in allowance for loan loss. Net charge-offs totaled $4.3 million during the three months ended September 30, 2026, compared to net charge-offs of $4.2 million during the second quarter of 2026 and $4.3 million in the third quarter of 2025. Net charge-offs to average loans were 14 bps for the three months ended September 30, 2026, compared to 15 bps for the second quarter of 2026 and 15 bps for the three months ended September 30, 2025.

The provision for loan losses was $15.5 million for the nine months ended September 30, 2026, compared to $28.5 million for the nine months ended September 30, 2025. Provision expense decreased from the same period in the prior year primarily due to $13.0 million of acquisition-related provision for loan losses for non-PCD loans acquired from Evans recorded in 2025. Net charge-offs totaled $13.5 million during the nine months ended September 30, 2026, compared to net charge-offs of $13.2 million during the nine months ended September 30, 2025. Net charge-offs to average loans were 15 bps for the nine months ended September 30, 2026, compared to 16 bps for the nine months ended September 30, 2025.

As of September 30, 2026, the unfunded commitment reserve totaled $6.0 million, compared to $5.5 million as of June 30, 2026 and $5.9 million as of September 30, 2025. The increase from the prior quarter was caused by an increase in line of credit commitments, partially offset by a decrease in pipeline exposure.

Nonperforming assets consist of nonaccrual loans, loans over 90 days past due and still accruing, nonaccrual troubled loan modifications, OREO and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating commercial loans risk graded substandard or doubtful, and nonperforming loans specifically evaluated for individual credit loss is $1.0 million. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%
Nonaccrual loans:
Commercial	$42,702	65%	$19,934	45%
Residential	19,349	29%	21,264	47%
Consumer	3,201	5%	3,093	7%
Troubled loan modifications	275	1%	301	1%
Total nonaccrual loans	$65,527	100%	$44,592	100%
Loans over 90 days past due and still accruing:
Commercial	$305	7	$2,220	31%
Residential	1,966	44%	2,366	33%
Consumer	2,183	49%	2,545	36%
Total loans over 90 days past due and still accruing	$4,454	100%	$7,131	100%
Total nonperforming loans	$69,981		$51,723
OREO	347		402
Total nonperforming assets	$70,328		$52,125
Total nonaccrual loans to total loans	0.55%		0.38%
Total nonperforming loans to total loans	0.59%		0.45%
Total nonperforming assets to total assets	0.43%		0.33%
Total allowance for loan losses to total nonperforming loans	200.05%		266.81%
Total allowance for loan losses to nonaccrual loans	213.65%		309.47%

Total nonperforming assets were $70.3 million at September 30, 2026, compared to $52.1 million at December 31, 2025 and $53.7 million at September 30, 2025. Nonperforming loans at September 30, 2026 were $70.0 million or 0.59% of total loans, compared with $51.7 million or 0.45% of total loans at December 31, 2025 and $53.4 million or 0.46% of total loans at September 30, 2025. The increase in nonperforming assets and nonperforming loans from the prior quarter was attributable to an increase in commercial nonaccrual loans and an increase in residential and consumer accruing loans past due over 90 days. The increase from September 30, 2025 is attributable to an increase in commercial nonaccrual loans. Total nonaccrual loans were $65.5 million or 0.55% of total loans at September 30, 2026, compared to $44.6 million or 0.38% of total loans at December 31, 2025 and $46.5 million or 0.40% of total loans at September 30, 2025. Past due loans as a percentage of total loans was 0.35% at September 30, 2026, slightly down from 0.38% at December 31, 2025 and September 30, 2025.

In addition to nonperforming loans discussed above, the Company has also identified approximately $203.8 million in potential problem loans at September 30, 2026 as compared to $271.8 million at December 31, 2025. Potential problem loans are loans that are currently performing, with a possibility of loss if weaknesses are not corrected. Such loans may need to be disclosed as nonperforming at some time in the future. Potential problem loans are classified by the Company’s loan rating system as “substandard.” The decrease in potential problem loans from December 31, 2025 is primarily due to the migration of commercial loan balances out of substandard. The reduction was driven by $49.3 million in net risk rating upgrades and migration of $19.9 million of commercial loans to nonaccrual status. Management cannot predict the extent to which economic conditions may worsen or other factors, which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become over 90 days past due, be placed on nonaccrual, become troubled loan modifications or require increased allowance coverage and provision for loan losses. To mitigate this risk the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry and originates loans primarily within its footprint.

Deposits

Total deposits were $13.59 billion at September 30, 2026, up $87.2 million, or 0.6%, from December 31, 2025. As of September 30, 2026, there were no brokered time deposits, down from $98.9 million as of December 31, 2025. Demand, interest-bearing checking, savings and money market deposits increased, partially offset by a decrease in time deposits. The Company continues to experience growth within commercial and municipal business lines. The Company’s composition of total deposits is diverse and granular with approximately 610,000 accounts with an average per account balance of $22,273 as of September 30, 2026. As of September 30, 2026 and December 31, 2025 the estimated amounts of uninsured deposits based on the same methodologies and assumptions used for the bank regulatory reporting were $6.02 billion and $5.86 billion, respectively. Total average deposits increased $887.6 million, or 7.0%, from the same period last year.

Borrowed Funds

The Company’s borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $414.4 million at September 30, 2026 compared to $148.1 million at December 31, 2025. Long-term debt was $43.0 million at September 30, 2026 compared to $43.2 million at December 31, 2025.

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

Capital Resources

Stockholders’ equity of $1.94 billion represented 11.85% of total assets at September 30, 2026 compared with $1.90 billion, or 11.85% of total assets, as of December 31, 2025. Stockholders’ equity increased $46.3 million from December 31, 2025 driven by net income generation of $162.2 million for the nine months ended September 30, 2026, partially offset by dividends declared of $59.2 million, the repurchase of common stock of $15.0 million and a $44.6 million increase in accumulated other comprehensive loss reflecting the change in fair value securities available for sale.

The Company purchased 20,118 shares of its common stock during the three months ended September 30, 2026, for a total of $1.0 million at an average price of $50.02 per share under its previously announced stock repurchase program. Under its stock repurchase program, the Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. As of September 30, 2026, there were 1,411,287 shares available for repurchase under this program authorized on October 27, 2025, which is set to expire on December 31, 2027.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2026 under applicable bank regulatory requirements. Capital measurements are well in excess of regulatory minimum requirements and meet the standard to be considered well capitalized for all periods presented. To be considered well capitalized, tier 1 leverage, common equity tier 1 capital, tier 1 capital and total risk-based capital ratios must be 5%, 6.5%, 8% and 10%, respectively.

Capital Measurements	September 30, 2026	December 31, 2025
Tier 1 leverage ratio	9.99%	9.48%
Common equity tier 1 capital ratio	12.43%	12.07%
Tier 1 capital ratio	12.43%	12.07%
Total risk-based capital ratio	14.36%	14.24%
Cash dividends as a percentage of net income	36.53%	42.90%
Per common share:
Book value	$37.40	$36.32
Tangible book value(1)	$27.75	$26.54
Tangible equity ratio(2)	9.07%	8.95%

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

The Company’s Interest Rate Sensitivity has remained in a near neutral position. In the declining rate scenarios, net interest income is projected to modestly decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing and rolling over at lower yields at a faster pace than interest-bearing liabilities decline and/or reach their floors. Conversely in the rising rate scenarios, net interest income increases modestly, impacted by slowing prepayment speeds and increased deposit reactivity; the magnitude of potential impact on earnings may be affected by the ability to lag deposit repricing on interest-bearing checking, savings, MMDA and time accounts. Net interest income for the next twelve months in the +300/+200/+100/-100/-200/-300 bps scenarios, as described above, is within the internal policy risk limits of not more than a 5.0% reduction in net interest income in the +100/-100 bps scenarios, of not more than a 7.5% reduction in net interest income in the +200/-200 bps scenarios and of not more than a 12.0% reduction in net interest income in the +300/-300 bps scenarios. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2026 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bps)	net interest income
+300	0.07%
+200	0.43%
+100	0.49%
-100	(0.41)%
-200	(0.27)%
-300	(0.07)%

The Company anticipates that the trajectory of net interest income will continue to depend significantly on the timing and path of short to mid-term interest rates which are heavily driven by inflationary pressures, employment levels and FOMC monetary policy. In 2025, the FOMC shifted to an easing cycle, cutting the federal funds rate three times (September, October and December) by 25 bps each, bringing the target range down from 4.25-4.50% towards a more neutral stance of 3.50%-3.75% as inflation pressures eased but growth softened. Actions included rate cuts, open market operations to manage liquidity, and adjustments to reinvestment policies for Treasury and mortgage-backed securities. The Federal Reserve remains committed to its 2% inflation target and maximum employment goals. The 2025 federal funds rate reductions provided the catalyst for the Company to begin reducing deposit rates in late 2025 and early 2026. However, as inflation rates have continued to run above the Federal Reserve’s 2% inflation target, coupled with a relatively strong labor market, the Federal Reserve increased the target range by 25 bps to 3.75%-4.00% in September of 2026. This effectively ended the 2025-26 easing cycle and began a new tightening cycle. The Company continues to focus on managing deposit expense in an environment of elevated short-term interest rates while maintaining lending spreads in an effort to allow new and repricing asset yields to remain above existing portfolio asset yields where possible.

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

The primary liquidity measurement the Company utilizes is called “Basic Surplus,” which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. At September 30, 2026, the Company’s Basic Surplus measurement was 19.3% of total assets, or $3.17 billion, as compared to the December 31, 2025 Basic Surplus of 18.7%, or $2.98 billion, and was above the Company’s minimum of 5% (calculated at $819.7 million and $799.8 million of period end total assets as September 30, 2026 and December 31, 2025, respectively) set forth in its liquidity policies.

At September 30, 2026 and December 31, 2025, FHLB advances outstanding totaled $313.9 million and $43.0 million, respectively. At September 30, 2026 and December 31, 2025, the Bank had $350.0 million and $353.0 million, respectively, of collateral encumbered by municipal letters of credit. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $2.48 billion at September 30, 2026 and $2.10 billion at December 31, 2025. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.17 billion and $1.11 billion at September 30, 2026 and December 31, 2025, respectively, or used to collateralize other borrowings, such as repurchase agreements. The Company also has the ability to issue brokered time deposits and to borrow against established borrowing facilities with other banks (federal funds), which could provide additional liquidity of $2.68 billion at September 30, 2026 and $2.53 billion at December 31, 2025. In addition, the Bank has a “Borrower-in-Custody” program with the FRB with the addition of the ability to pledge automobile and residential solar loans as collateral. At September 30, 2026 and December 31, 2025, the Bank had the capacity to borrow $1.25 billion and $1.18 billion, respectively, from this program. The Company’s internal policies authorize borrowing up to 25% of assets. Under this policy, remaining available borrowing capacity totaled $3.76 billion at September 30, 2026 and $3.94 billion at December 31, 2025.

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

At September 30, 2026, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, once on-balance sheet liquidity is reduced, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management and may require further use of brokered time deposits or other higher cost borrowing arrangements.

The Company’s primary source of funds is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their stockholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations. At September 30, 2026 and December 31, 2025, approximately $121.1 million and $115.9 million, respectively, of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as previously discussed in Part I, Item 1A. of our 2025 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents stock purchases made during the quarter ended September 30, 2026:

			Total Number of Shares	Maximum Number of Shares
	Total Number of		Purchased as Part of Publicly	That May Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs	Programs(1)
July 1-31, 2026	-	$-	-	1,431,405
August 1-31, 2026	-	-	-	1,431,405
September 1-30, 2026	20,118	50.02	20,118	1,411,287
Total	20,118	$50.02	20,118	1,411,287

(1) On October 27, 2025, the Company’s Board of Directors authorized and approved an amendment to the Company’s stock repurchase program. Pursuant to the amended stock repurchase program, the Company may repurchase up to 2,000,000 shares of the Company’s common stock with all repurchases under the stock repurchase program to be made by December 31, 2027. The Company may repurchase shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. The Company purchased 20,118 shares of its common stock during the third quarter of 2026 at an average price of $50.02 per share under its previously announced stock repurchase program. As of September 30, 2026, there were 1,411,287 shares available for repurchase under this plan authorized on October 27, 2025, which is set to expire on December 31, 2027.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2026, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation of NBT Bancorp Inc. as amended through July 1, 2015 (filed as Exhibit 3.1 to Registrant’s Form 10-Q, filed on August 10, 2015 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of NBT Bancorp Inc. effective May 22, 2018 (filed as Exhibit 3.1 to Registrant’s Form 8-K, filed on May 23, 2018 and incorporated herein by reference).
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registrant’s Form 8-K, filed on November 18, 2004 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 6th day of November 2026.

NBT BANCORP INC.

By:	/s/ Annette L. Burns
Annette L. Burns
Chief Financial Officer